Form 10-Q
period 1995-09-30
REPUBLIC WASTE INDUSTRIES INC
filed 1995-11-14
CIK 350698

 ==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1995
                                       OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from          to

                         Commission File Number 0-9787

                                ---------------

                        REPUBLIC WASTE INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                                ---------------
                Delaware                              73-1105145
       (State of Incorporation)           (IRS Employer Identification No.)

200 East Las Olas Boulevard, Suite 1400
       Ft. Lauderdale, Florida                         33301
(Address of Principal Executive Offices)            (Zip Code)

     Registrant's telephone number, including area code: (305) 627-6000


                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]    No [  ]

          Common Stock, $0.01 Par Value, 62,703,074 shares outstanding as of November 13, 1995.

 ==============================================================================

                        REPUBLIC WASTE INDUSTRIES, INC.

                                     INDEX

                                                                       Page
                      PART I - Financial Information

     ITEM 1 - Financial Statements:

          Unaudited Condensed Consolidated Balance Sheets
              as of September 30, 1995 and
              December 31, 1994 (Restated) . . . . . . . . . . . . . . . . 2

          Unaudited Condensed Consolidated Statements
              of Operations for the three and nine months
              ended September 30, 1995 and 1994 (Restated). . . .  . . . . 4

          Unaudited Condensed Consolidated Statement
              of Stockholders' Equity for the nine months
              ended September 30, 1995. . . . . . . .  . . . . . . . . . . 5

          Unaudited Condensed Consolidated Statements of
              Cash Flows for the nine months ended
              September 30, 1995 and 1994 (Restated) . . . . . . . . . . . 6

          Notes to Unaudited Condensed Consolidated Financial
              Statements  . . . . . . . . . . . . . . . . .. . . . . . . . 7

     ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . . 15

                      PART II - Other Information

     ITEM 4 - Submission of Matters to a Vote of Security Holders. . . . . 21

     ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 21


                         PART I - FINANCIAL INFORMATION

ITEM 1.
                        REPUBLIC WASTE INDUSTRIES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                     ASSETS

                                                  September 30,   December 31,
                                                      1995           1994
                                                      ----           ----
                                                                  (Restated)
Current assets
  Cash and cash equivalents . . . . . . . . . . .   $ 208,026     $   3,084
  Accounts receivable, less allowance for
   doubtful accounts of $934 and $445,
   respectively . . . . . . . . . . . . . . . . .      15,973         8,004
  Prepaid expenses. . . . . . . . . . . . . . . .       1,991         1,135
  Other current assets. . . . . . . . . . . . . .       3,692         3,053
                                                    ---------     ---------
     Total current assets . . . . . . . . . . . .     229,682        15,276
Property and equipment, net . . . . . . . . . . .     110,940        86,902
Intangible assets, net of accumulated
 amortization of $1,267 and $710,
 respectively . . . . . . . . . . . . . . . . . .      84,764        11,307
Net assets of discontinued operations . . . . . .          --        20,292
Other assets. . . . . . . . . . . . . . . . . . .       3,240         1,145
                                                    ---------     ---------
     Total assets . . . . . . . . . . . . . . . .   $ 428,626     $ 134,922
                                                    =========     =========






   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        REPUBLIC WASTE INDUSTRIES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,   December 31,
                                                      1995           1994
                                                      ----           ----
                                                                  (Restated)
Current liabilities
  Accounts payable. . . . . . . . . . . . . . . .   $   7,779     $   3,614
  Accrued liabilities . . . . . . . . . . . . . .      12,612         5,099
  Current maturities of long-term debt and
   notes payable. . . . . . . . . . . . . . . . .          --         1,419
  Current portion of accrued environmental
   and landfill costs . . . . . . . . . . . . . .       1,008         1,404
  Other current liabilities . . . . . . . . . . .         416           160
                                                    ---------     ---------
     Total current liabilities. . . . . . . . . .      21,815        11,696
Long-term debt, net of current maturities . . . .          --        13,663
Accrued environmental and landfill costs,
 net of current portion . . . . . . . . . . . . .       6,612         8,244
Deferred income taxes . . . . . . . . . . . . . .      10,751        11,232
Other liabilities . . . . . . . . . . . . . . . .       2,569         1,489
                                                    ---------     ---------
     Total liabilities. . . . . . . . . . . . . .      41,747        46,324
                                                    ---------     ---------
Commitments and contingencies

Stockholders' equity
  Preferred stock, par value $0.01 per share;
   5,000,000 shares authorized; none issued . . .          --            --
  Common stock, par value $0.01 per share;
   350,000,000 shares authorized; 58,021,056
   and 28,275,731 issued, respectively. . . . . .         580           283
  Additional paid-in capital. . . . . . . . . . .     381,534       104,161
  Retained earnings (accumulated deficit) since
   January 1, 1990  . . . . . . . . . . . . . . .       4,765       (15,173)
  Notes receivable arising from stock
   purchase agreements. . . . . . . . . . . . . .          --          (673)
                                                    ---------     ---------
     Total stockholders' equity . . . . . . . . .     386,879        88,598
                                                    ---------     ---------
     Total liabilities and stockholders' equity .   $ 428,626     $ 134,922
                                                    =========     =========







   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        REPUBLIC WASTE INDUSTRIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         1995      1994       1995      1994
                                         ----      ----       ----      ----
                                                (Restated)          (Restated)
Revenue. . . . . . . . . . . . . . . .  $28,525   $15,741    $64,226  $46,519

Expenses:
  Cost of operations . . . . . . . . .   19,406     9,283     41,964   28,007
  Selling, general and administrative.    5,212     3,551     12,144   11,081
Other (income) expense:
  Interest and other income. . . . . .   (1,454)      (21)    (1,622)    (129)
  Interest expense . . . . . . . . . .      239       258      1,055      852
                                        -------   -------    -------  -------
                                         23,403    13,071     53,541   39,811
                                        -------   -------    -------  -------
Income from continuing operations
 before income taxes . . . . . . . . .    5,122     2,670     10,685    6,708
Income tax provision . . . . . . . . .    1,946        --      3,469       --
                                        -------   -------    -------  -------
Income from continuing operations. . .    3,176     2,670      7,216    6,708
Income from discontinued operations,
 net of income tax provision of $0,
 $0, $298 and $0, respectively . . . .       --       988        508    1,669
                                        -------   -------    -------  -------
Net income . . . . . . . . . . . . . .  $ 3,176   $ 3,658    $ 7,724  $ 8,377
                                        =======   =======    =======  =======

Primary earnings per common and common
 equivalent share:
   Continuing operations . . . . . . .  $  0.06   $  0.09    $  0.20  $  0.23
   Discontinued operations . . . . . .       --      0.04       0.02     0.06
                                        -------   -------    -------  -------
   Net income. . . . . . . . . . . . .  $  0.06   $  0.13    $  0.22  $  0.29
                                        =======   =======    =======  =======
Fully diluted earnings per common
 and common equivalent share:
   Continuing operations . . . . . . .  $  0.06   $  0.09    $  0.19  $  0.23
   Discontinued operations . . . . . .       --      0.04       0.01     0.06
                                        -------   -------    -------  -------
   Net income. . . . . . . . . . . . .  $  0.06   $  0.13    $  0.20  $  0.29
                                        =======   =======    =======  =======






   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        REPUBLIC WASTE INDUSTRIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                          Retained        Notes
                                                          Earnings      Receivable
                                                        (Accumulated     Arising
                                                           Deficit)        From
                                          Additional        Since         Stock
                                  Common    Paid-In       January 1,     Purchase
                                   Stock    Capital         1990        Agreements
                                  ------   --------      ----------    -----------
Balance at December 31, 1994,
 (Restated) . . . . . . . . . .   $  283   $ 104,161     $  (15,173)     $   (673)
Stock issued in acquisitions. .       80      72,720             --            --
Sales of common stock . . . . .      208     231,840             --            --
Purchases and retirements of
 treasury stock . . . . . . . .       (1)       (221)            --            --
Exercise of stock options and
 warrants . . . . . . . . . . .       10       9,339             --            --
Payments received on notes. . .       --          --             --           673
Reclassification of additional
 paid-in capital to effect the
 spin-off . . . . . . . . . . .       --     (36,305)        36,305            --
Spin-off of Republic
 Environmental Systems, Inc.. .       --          --        (23,579)           --
Distributions to former owners
 of acquired companies  . . . .       --          --           (512)           --
Net income. . . . . . . . . . .       --          --          7,724            --
                                  ------   ---------     ----------      --------

Balance at September 30, 1995 .   $  580   $ 381,534     $    4,765      $     --
                                  ======   =========     ==========      ========






         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        REPUBLIC WASTE INDUSTRIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Nine Months Ended
                                                          September 30,
                                                       1995         1994
                                                      ------       ------
                                                                  (Restated)
Cash flows from operating activities:
  Income from continuing operations . . . . . . . .  $  7,216     $  6,708
  Adjustments to reconcile income from continuing
   operations to net cash provided by operations:
     Depreciation, depletion and amortization . . .     4,806        3,543
     Provision for doubtful accounts. . . . . . . .       184          124
     Provision for accrued environmental and
      landfill costs. . . . . . . . . . . . . . . .       255          308
     Gain on the sale of property and equipment . .       (60)        (245)
  Changes in assets and liabilities, net of
   effects from business combinations:
     Accounts receivable. . . . . . . . . . . . . .    (1,672)         (78)
     Prepaid expenses and other assets. . . . . . .    (1,730)        (185)
     Accounts payable and accrued liabilities . . .    (1,000)      (1,085)
     Income taxes payable . . . . . . . . . . . . .      (711)        (125)
     Other liabilities. . . . . . . . . . . . . . .     1,205         (719)
                                                     --------     --------
Net cash provided by continuing operations. . . . .     8,493        8,246
                                                     --------     --------
Cash provided by (used in) discontinued operations.      (261)       1,279
                                                     --------     --------
Cash flows from investing activities:
  Net cash used in business combinations. . . . . .    (1,867)        (756)
  Purchases of property and equipment . . . . . . .   (11,298)      (4,550)
  Proceeds from the sale of property and equipment.       622          521
  Other investments . . . . . . . . . . . . . . . .    (1,293)          --
                                                     --------     --------
Net cash used in investing activities . . . . . . .   (13,836)      (4,785)
                                                     --------     --------
Cash flows from financing activities:
  Exercise of stock options and warrants. . . . . .     6,333           --
  Sales of common stock . . . . . . . . . . . . . .   232,048           --
  Repayments received on notes receivable arising
   from stock purchase agreements . . . . . . . . .       673           --
  Capital contribution to Republic Environmental
   Systems, Inc . . . . . . . . . . . . . . . . . .    (2,520)          --
  Distribution to former shareholders of
   acquired businesses  . . . . . . . . . . . . . .      (512)        (200)
  Purchases of treasury stock . . . . . . . . . . .      (222)        (856)
  Payments of long-term debt and notes payable. . .   (30,620)      (5,144)
  Proceeds from long-term debt and notes payable. .     5,366        2,034
                                                     --------     --------
Net cash provided by (used in) financing activities   210,546       (4,166)
                                                     --------     --------
Increase in cash and cash equivalents . . . . . . .   204,942          574
Cash and cash equivalents:
  Beginning of period . . . . . . . . . . . . . . .     3,084        3,822
                                                     --------     --------
  End of period . . . . . . . . . . . . . . . . . .  $208,026     $  4,396
                                                     ========     ========
Supplemental disclosure of cash paid for:
  Interest. . . . . . . . . . . . . . . . . . . . .  $    924     $    743
  Income taxes. . . . . . . . . . . . . . . . . . .  $    650     $    336


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        REPUBLIC WASTE INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (000's omitted in all tables except per share amounts)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

  The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Waste Industries, Inc. and its wholly-owned subsidiaries (the "Company") and have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's most recent Annual Report on Form 10-K as well as the Company's audited supplemental financial statements subsequently filed on Form 8-K.

  In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

  The accompanying financial statements also include the financial position and results of operations of Kertz Security Systems II, Inc. and Kertz Security Systems, Inc. (collectively, "Kertz"), with which the Company merged in August 1995. This transaction has been accounted for under the pooling of interests method of accounting and, accordingly, these financial statements and notes thereto have been restated as if the companies had operated as one entity since inception. See Note 2, Business Combinations, for a further discussion of this transaction.

  As discussed in Note 3, Spin-off of RESI, the Company spun-off its hazardous waste services segment, Republic Environmental Systems, Inc. ("RESI"), to the Company's stockholders in April 1995 (the "Distribution"). Accordingly, this segment was accounted for as a discontinued operation and the accompanying financial statements have been restated to report separately the net assets and operating results of RESI prior to the distribution date.

2.  BUSINESS COMBINATIONS

  In August 1995, the Company acquired all of the outstanding shares of common stock of Hudson Management Corporation and Envirocycle, Inc. (collectively, "HMC"), each of which was owned by Harris W. Hudson, President of the Company. The purchase price paid by the Company was approximately $72,800,000 and consisted of 8,000,000 shares of the Company's common stock, $.01 par value ("Common Stock"). HMC, as the third largest solid waste management company in Florida, provides solid waste collection and recycling services to commercial, industrial and residential customers. This acquisition has been accounted for under the purchase method of accounting and, accordingly, is included in the Company's financial statements from the date of acquisition.

                        REPUBLIC WASTE INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

  The Company's consolidated results of operations on an unaudited pro forma basis assuming the acquisition of HMC had occurred at the beginning of each of the periods presented are as follows:

                                                Nine Months Ended
                                                   September 30,
                                                1995         1994
                                               ------       ------
Revenue . . . . . . . . . . . . . . . . .     $ 97,427     $ 80,574
                                              ========     ========
Income from continuing operations
 before income taxes. . . . . . . . . . .     $ 12,327     $  8,903
                                              ========     ========

Net income. . . . . . . . . . . . . . . .     $  8,742     $  9,710
                                              ========     ========
Fully diluted earnings per common and
 common equivalent share. . . . . . . . .     $   0.23     $   0.27
                                              ========     ========

The preliminary purchase price allocation for the HMC acquisition during the nine months ended September 30, 1995, was as follows:

Property and equipment. . . . . . . . . .     $ 16,910
Intangible assets . . . . . . . . . . . .       71,110
Working capital deficiency. . . . . . . .       (6,602)
Long-term debt assumed. . . . . . . . . .       (8,618)
                                              --------
Common stock issued . . . . . . . . . . .     $ 72,800
                                              ========

  In August 1995, the Company issued 1,090,000 shares of Common Stock in exchange for all of the outstanding shares of common stock of Kertz. Kertz provides electronic security monitoring and maintenance to over 30,000 residential and commercial customers predominantly in the South Florida, Tampa and Orlando areas. The merger with Kertz has been accounted for under the pooling of interests method of accounting and, accordingly, the accompanying financial statements have been restated for all periods as if the companies had operated as one entity since inception.

  Details of the results of operations of the previously separate companies for the periods before the pooling of interests combination was consummated are as follows:

                                                Nine Months Ended
                                                   September 30,
                                                1995         1994
                                               ------       ------
Revenue:
  The Company . . . . . . . . . . . . . .     $ 55,945     $ 36,307
  Kertz . . . . . . . . . . . . . . . . .        8,281       10,212
                                              --------     --------
                                              $ 64,226     $ 46,519
                                              ========     ========
Net Income:
  The Company . . . . . . . . . . . . . .     $  7,134     $  8,117
  Kertz . . . . . . . . . . . . . . . . .          590          260
                                              --------     --------
                                              $  7,724     $  8,377
                                              ========     ========

                        REPUBLIC WASTE INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  SPIN-OFF OF RESI

  On April 26, 1995, the Company's stockholders received one share of common stock of the Company's hazardous waste subsidiary, RESI, for every five shares of Common Stock owned on April 21, 1995 in connection with the spin-off of RESI. Approximately 5,400,000 RESI shares were distributed. RESI's common stock commenced trading on the Nasdaq National Market on April 27, 1995 under the trading symbol "RESI." The Company has had no direct ownership interest in RESI since the Distribution.

  The hazardous waste services segment of the Company's business was accounted for as a discontinued operation and, accordingly, the accompanying consolidated financial statements of the Company have been restated to report separately the net assets and operating results of these discontinued operations prior to the distribution date. Revenue of the discontinued operations was $11,856,000, $12,148,000 and $34,108,000 for three months ended September 30, 1994 and the nine months ended September 30, 1995 and 1994, respectively. Net income of the discontinued operations was $988,000, $508,000 and $1,669,000 for the three months ended September 30, 1994 and the nine months ended September 30, 1995 and 1994, respectively.

  In connection with the Distribution, the Company entered into a distribution agreement with RESI which set forth the terms of the Distribution. Under this agreement, the Company contributed the intercompany balance to RESI's equity at the date of the Distribution. In April 1995, the Company contributed approximately $2,500,000 to RESI to repay RESI's indebtedness and to provide working capital to RESI. Additionally, the Company reclassified approximately $36,300,000 to retained earnings from additional paid-in capital to effect the spin-off under Delaware law. As a result of these transactions, the Company's equity at the date of the Distribution was reduced by approximately $23,000,000.

  The Company has also entered into various agreements with RESI which govern certain matters between the two parties such as ongoing corporate services to be provided by the Company to RESI, property and casualty insurance coverage for RESI through June 30, 1995, treatment of various tax matters for periods through the date of the Distribution and indemnification between both parties. The Corporate Services Agreement is expected to be terminated by the end of 1995.

4.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

  Earnings per common and common equivalent share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing earnings per common and common equivalent share, the Company currently utilizes the modified treasury stock method and in the prior year used the treasury stock method. When using the modified treasury stock method, the proceeds from the assumed exercise of all warrants and options are assumed to be applied to first purchase 20% of the outstanding common stock, then to reduce outstanding indebtedness and the remaining proceeds are assumed to be invested in U.S. government securities or commercial paper.

                        REPUBLIC WASTE INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


  The computations of weighted average common and common equivalent shares used in the calculations of primary and fully diluted earnings per share are shown below:

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         1995      1994       1995      1994
                                         ----      ----       ----      ----
Primary:
  Common shares outstanding . . . . .    58,021    28,305     58,021    28,305
  Common equivalent shares. . . . . .    20,879        95     20,546        60
  Weighted average treasury shares
   purchased. . . . . . . . . . . . .    (4,495)       --     (4,115)       --
  Effect of using weighted average
   common and common equivalent shares
   outstanding. . . . . . . . . . . .   (19,406)       70    (38,553)      160
                                         ------    ------     ------    ------
                                         54,999    28,470     35,899    28,525
                                         ======    ======     ======    ======

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         1995      1994       1995      1994
                                         ----      ----       ----      ----
Fully diluted:
  Common shares outstanding. . . . . .   58,021    28,305     58,021    28,305
  Common equivalent shares . . . . . .   20,979        --     21,008        --
  Weighted average treasury shares
   purchased . . . . . . . . . . . . .   (4,217)       95     (2,651)       60
  Effect of using weighted average
   common and common equivalent shares
   outstanding . . . . . . . . . . . .  (19,469)       70    (38,507)      160
                                         ------    ------     ------    ------
                                         55,314    28,470     37,871    28,525
                                         ======    ======     ======    ======

5.   PROPERTY AND EQUIPMENT

     A summary of property and equipment is shown below:

                                             September 30,      December 31,
                                                 1995               1994
                                             -------------      ------------
     Land, landfills and improvements . . .     $ 83,552           $ 80,601
     Vehicles and equipment . . . . . . . .       39,956             15,340
     Buildings and improvements . . . . . .        3,255              3,158
     Furniture and fixtures . . . . . . . .          837                746
                                                --------           --------
                                                 127,600             99,845
       Less accumulated depreciation and
        depletion . . . . . . . . . . . . .      (16,660)           (12,943)
                                                --------           --------
                                                $110,940           $ 86,902
                                                ========           ========

                        REPUBLIC WASTE INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                September 30,    December 31,
                                                    1995             1994
                                                -------------    ------------
     Revolving credit facility, secured by
      the stock of the Company's subsidiaries,
      interest payable quarterly, at prime or
      at a Eurodollar rate plus 1.5% (8.3% at
      December 31, 1994) . . . . . . . . . . . .    $     -        $ 12,600

     Notes to banks and financial institutions,
      secured by equipment and other assets,
      interest ranging from 7.0% to 12.9%
      (weighted average interest rate of 7.2%
      as of December 31, 1994),  . . . . . . . .          -           1,305

     Other notes, secured by equipment and
      other assets, interest ranging from 4.0%
      to 11.5% (weighted average interest rate
      of 6.0% as of December 31, 1994),  . . . .          -           1,177
                                                    -------        --------
                                                          -          15,082
     Less current maturities and notes payable .          -          (1,419)
                                                    -------        --------
                                                    $     -        $ 13,663
                                                    =======        ========

  In September 1993, the Company entered into a revolving credit facility agreement with a U.S. commercial bank in the amount of $25,000,000, which includes a line of credit with $10,000,000 available for standby letters of credit. In May 1995, the Company extended the due date from September 1996 to December 1997 and increased the availability under this facility to $35,000,000. In connection with the equity investment and private placement transactions, as discussed in Note 7, Stockholders' Equity, the Company received approximately $232,000,000 in cash during the three months ended September 30, 1995. The Company used a portion of these proceeds to repay all outstanding borrowings under the revolving credit facility totaling approximately $15,500,000 plus interest expense in August 1995. In September 1995, the Company reduced this facility to a $10,000,000 letter of credit facility and currently has approximately $5,500,000 of available borrowing capacity.

7.   STOCKHOLDERS' EQUITY

  In August 1995, the Company issued and sold an aggregate of 8,350,000 shares of Common Stock and warrants to purchase an additional 16,700,000 shares of Common Stock to Mr. H. Wayne Huizenga, Westbury (Bermuda) Ltd. (a Bermuda corporation controlled by Mr. Michael G. DeGroote, former Chairman of the Board, President and Chief Executive Officer of the Company) and Mr. Harris W. Hudson, and certain of their assigns for an aggregate purchase price of $37,500,000. The warrants are exercisable at prices ranging from $4.50 to $7.00 per share effective August 1995. In August 1995, the Company issued and sold an additional 1,000,000 shares of Common Stock each to Mr. Huizenga and Mr. John J. Melk, a director since August 3, 1995, for $13.25 per share for aggregate proceeds of $26,500,000.

                        REPUBLIC WASTE INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


  In August 1995, in connection with these equity investments, Mr. Huizenga was elected Chairman of the Board of Directors and Chief Executive Officer of the Company and Mr. DeGroote was elected Vice Chairman of the Board. Additionally, Mr. Hudson was appointed as President of the Company and as a member of the Board of Directors and Mr. Melk was named as a member of the Board of Directors.

  In July 1995, the Company sold 5,400,000 shares of Common Stock in a private placement transaction for $13.25 per share, resulting in net proceeds of approximately $69,000,000 after deducting expenses, fees and commissions. In September 1995, the Company sold 5,000,000 shares of Common Stock in an additional private placement transaction for $20.25 per share resulting in net proceeds of approximately $99,000,000 after deducting expenses, fees and commissions.

  As a result of the transactions discussed above, the Company received approximately $232,000,000 in cash during the three months ended September 30, 1995. The Company used a portion of these proceeds to repay all outstanding borrowings under its revolving line of credit facility and debt of HMC and Kertz during the same period.

  In October 1994, the Board of Directors authorized the Company to continue its stock repurchase program and repurchase up to 1,300,000 shares or 4.8% of its outstanding Common Stock through October 1995. Through July 1995, 65,000 shares were repurchased for an aggregate value of $222,000 and were subsequently retired. The Company's stock repurchase program expired in October 1995.

  In August 1995, the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 100,000,000 to 350,000,000.

8.  STOCK OPTIONS AND WARRANTS

  The Company has various stock option plans under which shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Common Stock at the date of grant.

A summary of stock option and warrant transactions for the nine months ended September 30, 1995 is as follows:

     Options and warrants outstanding at December 31,
      1994 . . . . . . .  . . . . . . . . . . . . . . . .      3,393
     Options granted and warrants sold. . . . . . . . . .     19,858
     Options and warrants exercised . . . . . . . . . . .     (1,026)
     Options and warrants cancelled . . . . . . . . . . .       (161)
                                                              ------
     Options and warrants outstanding at September 30,
      1995. . . . . . . . . . . . . . . . . . . . . . . .     22,064
                                                              ======
     Average price of options and warrants
      exercised . . . . . . . . . . . . . . . . . . . . .      $7.44
     Prices of options and warrants outstanding at
      September 30, 1995. . . . . . . . . . . . . . . . .  $2.50 - $24.75
     Average price of options and warrants outstanding
      at September 30, 1995 . . . . . . . . . . . . . . .      $7.92
     Vested options and warrants at September 30, 1995. .     19,162
     Options available for future grants at September 30,
      1995. . . . . . . . . . . . . . . . . . . . . . . .      4,750

                        REPUBLIC WASTE INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


See Note 7, Stockholders' Equity, for a discussion related to the sale of Common Stock and warrants in August 1995.

9.  INCOME TAXES

  As part of its tax planning to reduce cash outlays for taxes, the Company employs a number of strategies such as combining entities to reduce state income taxes and recapturing taxes previously paid by acquired companies, among others. When the Company determines that deferred tax assets for which it had previously recorded no benefit are realizable, the impact is recorded as "tax reserve adjustments" in the tax provision. The Company's 38% income tax provision for the first quarter of 1995 was entirely offset by such adjustments. Accordingly, the Company's income tax provision for the nine months ended September 30, 1995 was reduced to 32%, while the income tax provision for the three months ended September 30, 1995 was 38%. The Company's 38% tax provision for the three and nine months ended September 30, 1994 was entirely offset by tax reserve adjustments and a change in the valuation allowance.

10. SUBSEQUENT EVENTS

  In October 1995, the Company acquired all of the outstanding common stock of United Waste Service, Inc. ("United") in exchange for 1,500,000 shares of Common Stock. United provides solid waste collection, transfer and recycling services in the Atlanta, Georgia metropolitan area and serves over 8,000 residential and commercial customers.

  In October 1995, the Company issued 2,600,000 shares of Common Stock in exchange for all of the outstanding common stock of Southland Environmental Services, Inc. ("Southland"). Southland provides solid waste collection services in the Northeast Florida area serving over 70,000 residential and commercial customers.

The United and Southland mergers will be accounted for under the pooling of interests method of accounting. The Company's unaudited pro forma consolidated results of operations, assuming the United and Southland mergers had been consummated as of September 30, 1995, are as follows:

                                                Nine Months Ended
                                                   September 30,
                                                1995         1994
                                               ------       ------
Revenue. . . . . . . . . . . . . . . .       $ 103,053    $  74,920
                                             =========    =========
Net income . . . . . . . . . . . . . .       $   9,630    $   9,836
                                             =========    =========
Fully diluted earnings per common
 and common equivalent share . . . . .       $    0.23    $    0.30
                                             =========    =========

                        REPUBLIC WASTE INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


  In October 1995, the Company entered into a definitive agreement to acquire all of the outstanding common stock of GDS, Inc. ("GDS") in exchange for 3,003,000 shares of Common Stock. GDS provides solid waste collection and recycling services for commercial, residential and industrial customers throughout western North Carolina.

  In October 1995, the Company entered into an agreement in principle to acquire all of the outstanding common stock of Scott Security Systems, Inc. and affiliates (collectively, "Scott") in exchange for approximately $38,000,000 of Common Stock. Scott is an electronic security alarm company, providing monitoring and maintenance to more than 70,000 accounts, primarily residential. Scott's largest markets include Jacksonville, Orlando and Tallahassee, Florida, and it has also expanded into other metropolitan areas in the southeast U.S., including Charlotte, North Carolina, Savannah, Georgia and Nashville, Tennessee.

  In November 1995, the Company entered into a definitive agreement to acquire all of the outstanding common stock of J.C. Duncan Company, Inc. and affiliates (collectively, "Duncan") in exchange for 5,265,055 shares of Common Stock. Duncan provides solid waste collection and recycling services to approximately 300,000 residential, commercial and industrial customers in the rapidly-growing Dallas-Fort Worth metropolitan area and throughout west Texas, and also operates two landfills.

  In November 1995, the Company entered into a definitive agreement to acquire all of the outstanding common stock of Fennell Container Co., Inc. and its related companies (collectively, "Fennell") in exchange for 3,105,244 shares of Common Stock. Fennell is a full-service solid waste management company, providing waste collection, recycling and environmental services to more than 12,000 commercial, industrial and residential customers in and around Charleston and Greenville, South Carolina. Additionally, Fennell owns a landfill which is in the final stages of construction and is scheduled to begin accepting waste under its new permit in early 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K as well as the Company's audited supplemental financial statements subsequently filed on Form 8-K.

BUSINESS COMBINATIONS

  The Company's current business strategy is to aggressively grow as an integrated solid waste management company by acquiring and integrating existing solid waste companies and recycling businesses, and to expand its recently acquired electronic security services business by internal growth and by making additional acquisitions in that industry. Further, management currently anticipates expanding the Company's operations outside of solid waste management, electronic security services and related lines of business. Management intends to evaluate various types of service industries which are capital intensive, fragmented and have relatively high profit margins, seek out strategic acquisition opportunities in such industries and grow rapidly in such industries through further acquisitions, consolidation and internal growth. Management anticipates that the Company will make acquisitions in the future through the issuance of the Company's common stock, $0.01 par value per share ("Common Stock"), with the proceeds from the equity transactions consummated in 1995, or from borrowings under a credit facility (see Liquidity and Capital Resources).

  In August 1995, the Company issued 8,000,000 shares of Common Stock in exchange for all of the outstanding shares of common stock of Hudson Management Corporation and Envirocycle, Inc. (collectively, "HMC"), each of which was owned by Harris W. Hudson, President of Republic. HMC, as the third largest solid waste management company in Florida, provides solid waste collection and recycling services to commercial, industrial and residential customers. This acquisition was accounted for under the purchase method of accounting and, accordingly, is included in the Company's financial statements from the date of acquisition.

  In August 1995, the Company issued 1,090,000 shares of Common Stock in exchange for all of the outstanding shares of common stock of Kertz Security Systems II, Inc. and Kertz Security Systems, Inc. (collectively, "Kertz"). Kertz provides electronic security monitoring and maintenance to over 30,000 residential and commercial customers predominantly in the South Florida, Tampa and Orlando areas. The merger with Kertz has been accounted for under the pooling of interests method of accounting and, accordingly, the accompanying financial statements have been restated for all periods as if the companies had operated as one entity since inception.

  In October 1995, the Company acquired all of the outstanding common stock of United Waste Service, Inc. ("United") in exchange for 1,500,000 shares of Common Stock. United provides solid waste collection, transfer and recycling services in the Atlanta, Georgia metropolitan area and serves over 8,000 residential and commercial customers. The United merger will be accounted for under the pooling of interests method of accounting.

  In October 1995, the Company issued 2,600,000 shares of Common Stock in exchange for all of the outstanding common stock of Southland Environmental Services, Inc. ("Southland"). Southland provides solid waste collection services in the Northeast Florida area serving over 70,000 residential and commercial customers. The Southland merger will be accounted for under the pooling of interests method of accounting.

  In October 1995, the Company entered into a definitive agreement to acquire all of the outstanding common stock of GDS, Inc. ("GDS") in exchange for 3,003,000 shares of Common Stock. GDS provides solid waste collection and recycling services for commercial, residential and industrial customers throughout western North Carolina.

  In October 1995, the Company entered into an agreement in principle to acquire all of the outstanding common stock of Scott Security Systems, Inc. and affiliates (collectively, "Scott") in exchange for approximately $38,000,000 of Common Stock. Scott is an electronic security alarm company, providing monitoring and maintenance to more than 70,000 accounts, primarily residential. Scott's largest markets include Jacksonville, Orlando and Tallahassee, Florida, and it has also expanded into other metropolitan areas in the southeast U.S., including Charlotte, North Carolina, Savannah, Georgia and Nashville, Tennessee.

  In November 1995, the Company entered into a definitive agreement to acquire all of the outstanding common stock of J.C. Duncan Company, Inc. and affiliates (collectively, "Duncan") in exchange for 5,265,055 shares of Common Stock. Duncan provides solid waste collection and recycling services to approximately 300,000 residential, commercial and industrial customers in the rapidly-growing Dallas-Fort Worth metropolitan area and throughout west Texas, and also operates two landfills.

  In November 1995, the Company entered into a definitive agreement to acquire all of the outstanding common stock of Fennell Container Co., Inc. and its related companies (collectively, "Fennell") in exchange for 3,105,244 shares of Common Stock. Fennell is a full-service solid waste management company, providing waste collection, recycling and environmental services to more than 12,000 commercial, industrial and residential customers in and around Charleston and Greenville, South Carolina. Additionally, Fennell owns a landfill which is in the final stages of construction and is scheduled to begin accepting waste under its new permit in early 1996.

RESULTS OF OPERATIONS

Continuing Operations

  In April 1995, the Company distributed the stock of the hazardous waste services segment of the Company to Republic stockholders (the "Distribution" - see Discontinued Operations). The following discussion excludes the operational activity and results of the hazardous waste services segment of the Company, which has been included in the accompanying consolidated financial statements as discontinued operations for the periods prior to the distribution.

  The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Company's Unaudited Condensed Consolidated Statements of Operations bear to total revenue and other pertinent data:

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                         1995      1994       1995      1994
                                         ----      ----       ----      ----
Statements of Operations Data:
  Revenue . . . . . . . . . . . . . .   100.0%    100.0%     100.0%    100.0%
  Cost of operations. . . . . . . . .    68.0      59.0       65.3      60.2
  Selling, general and administrative
   expenses . . . . . . . . . . . . .    18.3      22.5       18.9      23.8
                                        -----     -----      -----     -----
  Operating income. . . . . . . . . .    13.7%     18.5%      15.8%     16.0%
                                        =====     =====      =====     =====

Revenue

  Revenue increased 81.2% to $28,525,000 in the third quarter of 1995 from $15,741,000 in the third quarter of 1994 due primarily to the acquisition of HMC, as well as increased volume at existing operations. For the nine months ended September 30, 1995, revenue increased 38.1% to $64,226,000 compared to $46,519,000 for the same period of the prior year. This increase was primarily due to the same factors discussed above.

Cost of Operations

  Cost of operations increased $10,123,000, or 109.0%, to $19,406,000 in the third quarter of 1995 from $9,283,000 in the third quarter of 1994. As a percentage of revenue, these costs were 68.0% and 59.0% in the third quarter of 1995 and 1994, respectively. The increase in cost of operations as a percentage of revenue is attributable to the acquisition of businesses primarily involved in the collection of solid waste which typically have slightly higher operating costs than those companies primarily involved in the disposal of solid waste. Cost of operations increased 49.8% to $41,964,000 for the nine months ended September 30, 1995 from $28,007,000 for the same period of the prior year. As a percentage of revenue, these costs increased to 65.3% in 1995 from 60.2% in 1994 as a result of the acquisition of collection businesses, as discussed above.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased 46.8% to $5,212,000 in the third quarter of 1995 from $3,551,000 in the third quarter of 1994. For the nine months ended September 30, 1995, selling, general and administrative expenses increased to $12,144,000 from $11,081,000 for the same period of the prior year. These increases are primarily attributable to the acquisitions and the additional staff necessary to support the expansion of the Company's business. Selling, general and administrative expenses during the three and nine months ended September 30, 1995, as percentages of revenue, decreased primarily as a result of the relative increase in the Company's revenue base. Management anticipates that selling, general and administrative expenses will continue to increase due to the expenditures associated with the expansion of the Company's business through the development and acquisition of businesses in the solid waste, security services and other industries.

Interest and Other Income

  Interest and other income increased to $1,454,000 in the third quarter of 1995 from $21,000 in the third quarter of 1994. For the nine months ended September 30, 1995, interest and other income increased to $1,622,000 compared to $129,000 for the same period of the prior year. The increase for both periods is due to the increase in the Company's cash investments resulting from the proceeds from the sales of Common Stock during the three months ended September 30, 1995 (see Liquidity and Capital Resources).

Income Taxes

  As part of its tax planning to reduce cash outlays for taxes, the Company employs a number of strategies such as combining entities to reduce state income taxes and recapturing taxes previously paid by acquired companies, among others. When the Company determines that deferred tax assets for which it had previously recorded no benefit are realizable, the impact is recorded as "tax reserve adjustments" in the tax provision. The Company's 38% income tax provision for the first quarter of 1995 was entirely offset by such adjustments. Accordingly, the Company's income tax provision for the nine months ended September 30, 1995 was reduced to 32%, while the income tax provision for three months ended September 30, 1995 was 38%. The Company's 38% tax provision for the three and nine months ended September 30, 1994 was entirely offset by tax reserve adjustments and a change in the valuation allowance. The Company does not anticipate using significant tax reserve adjustments to reduce its effective income tax rate in future periods.

Environmental and Landfill Matters

  The Company provides for accrued environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include costs to be incurred for final closure of the landfills and costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. The Company periodically reassesses its methods and assumptions used to estimate such accruals for environmental and landfill costs and adjusts such accruals accordingly. Such factors considered are changing regulatory requirements, the effects of inflation, changes in operating climates in the regions in which the Company's facilities are located and the expectations regarding costs of securing environmental services.

Discontinued Operations

  In February 1995, the Board of Directors approved the plan for the Distribution of the stock of RESI to the stockholders of record of the Company. On April 26, 1995, the Company's stockholders received one share of RESI's common stock for every five shares of Common Stock owned on April 21, 1995. Approximately 5,400,000 RESI shares were distributed. RESI's common stock commenced trading on the Nasdaq National Market on April 27, 1995 under the trading symbol "RESI." The Company has had no direct ownership interest in RESI since the Distribution. The hazardous waste services segment of the Company's business has been accounted for as a discontinued operation and, accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been restated to report separately the net assets and operating results of these discontinued operations for periods prior to the distribution.

LIQUIDITY AND CAPITAL RESOURCES

  In August 1995, the Company issued and sold an aggregate of 8,350,000 shares of Common Stock and warrants to purchase an additional 16,700,000 shares of Common Stock to Mr. H. Wayne Huizenga, Westbury (Bermuda) Ltd. (a Bermuda corporation controlled by Mr. Michael G. DeGroote, Vice Chairman of the Board of Republic) and Mr. Harris W. Hudson, and certain of their assigns for an aggregate purchase price of approximately $37,500,000. The warrants are exercisable at prices ranging from $4.50 to $7.00 per share effective August 1995. In August 1995, the Company issued and sold an additional 1,000,000 shares of Common Stock each to Mr. Huizenga and Mr. John J. Melk, a director since August 3, 1995, for $13.25 per share for aggregate proceeds of approximately $26,500,000.

  In connection with the equity investment, Mr. Huizenga was elected Chairman of the Board of Directors and Chief Executive Officer of Republic and Mr. DeGroote, former Chairman of the Board, President and Chief Executive Officer of the Company, was elected Vice Chairman of the Board. Additionally, Mr. Hudson was appointed as President of the Company and as a member of the Board of Directors and Mr. Melk was named as a member of the Board of Directors.

  In July 1995, the Company sold 5,400,000 shares of Common Stock in a private placement transaction for $13.25 per share, less expenses, fees and commissions, for net proceeds of approximately $69,000,000. In September 1995, the Company sold 5,000,000 shares of Common Stock in an additional private placement transaction for $20.25 per share resulting in net proceeds of approximately $99,000,000 after deducting expenses, fees and commissions.

  As a result of these transactions, the Company received approximately $232,000,000 in cash during the three months ended September 30, 1995. The Company used a portion of these proceeds to repay all outstanding borrowings under its revolving line of credit facility and debt of HMC and Kertz during the same period. The Company made capital expenditures of approximately $11,300,000 during the nine months ended September 30, 1995, which included funds for the expansion of landfill sites, fixed assets for normal replacement and market development and expenditures associated with the expansion of the Company's operations through business acquisitions. Management anticipates continuing making capital expenditures for the construction of new airspace, upgrading existing equipment and facilities and complying with current and proposed regulations during the remainder of 1995, and expects that these expenditures may increase in the future due to growth of the Company through business combinations.

  The Company's net cash flows from operations increased slightly during the nine months ended September 30, 1995 as a result of an increase in operating cash generated by its ongoing business, substantially offset by a settlement of certain legal liabilities. The Company used its operating cash flows during the nine months ended September 30, 1995 to repay existing indebtedness and make capital expenditures. The Company has in the past made capital expenditures from cash on hand and operating cash flows and anticipates continuing to do so for the remainder of 1995.

  The Company's revolving line of credit facility, which bears interest at the Eurodollar Offered Rate plus 1.5%, was reduced by the Company to a $10,000,000 letter of credit facility during the third quarter of 1995. Also during this period, the Company used a portion of the proceeds from its sales of Common Stock to repay all outstanding borrowings under this facility.

  As previously discussed, the Company will continue to pursue acquisitions in the solid waste, electronic security services and other selected service industries and anticipates financing acquisitions with the proceeds from the above-mentioned equity transactions as well as through the issuance of Common Stock. Management believes that the Company currently has sufficient cash and access to the financial markets to fund current operations and make acquisitions; however, substantial additional capital may be necessary to fully implement the Company's aggressive acquisition program. Accordingly, the Company will seek to replace its existing credit facility with a substantially larger credit facility, the proceeds from which will be used, among other things, to make acquisitions and to expand the Company's operations. However, there can be no assurance that such additional financing will be available, or, in the event that it is, that it will be available in the amounts or terms acceptable to the Company

  In October 1994, the Board of Directors authorized the Company to continue its stock repurchase program and to repurchase up to 1,300,000 shares or 4.8% of its outstanding Common Stock, through October 1995. Through July 1995, 65,000 shares were repurchased for an aggregate value of approximately $222,000 and were subsequently retired. The Company's stock repurchase program expired in October 1995.

FINANCIAL CONDITION AT SEPTEMBER 30, 1995 COMPARED TO DECEMBER 31, 1994

  Cash and cash equivalents increased to $208,026,000 as of September 30, 1995 from $3,084,000 as of December 31, 1994 as a result of the proceeds received in the third quarter from the private placement and equity transactions.

  The increase in accounts receivable, less allowance for doubtful accounts, to $15,973,000 as of September 30, 1995 from $8,004,000 as of December 31, 1994 is primarily attributable to the acquisition of HMC in August 1995.

  Property and equipment, net, increased to $110,940,000 as of September 30, 1995 from $86,902,000 as of December 31, 1994 primarily due to the acquisition of HMC.

  The increase in intangible assets, net, to $84,764,000 as of September 30, 1995 from $11,307,000 as of December 31, 1994 is primarily a result of the acquisition of HMC, which was accounted for under the purchase method of accounting.

  Net assets of discontinued operations decreased to zero as of September 30, 1995 from $20,292,000 as of December 31, 1994 due to the spin-off of the hazardous waste services segment which was consummated in April 1995.

  The increase in accounts payable and accrued liabilities to $20,391,000 as of September 30, 1995 from $8,713,000 as of December 31, 1994 is primarily attributable to the acquisition of HMC.

  Long-term debt, including current maturities and notes payable, decreased to zero as of September 30, 1995 from $15,082,000 as of December 31, 1994 due to the payoff of the Company's debt in the third quarter of 1995 from the proceeds from the private placement and equity transactions.

  Total stockholders' equity increased to $386,879,000 as of September 30, 1995 from $88,598,000 as of December 31, 1994 primarily as a result of the equity investments, private placement transactions and the acquisition of HMC.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's Special Meeting of Shareholders on August 3, 1995, the shareholders voted upon the following proposals:

     (1) To issue and sell 10,350,000 shares of Common Stock and warrants to purchase an additional 16,700,000 shares of Common Stock to H. Wayne Huizenga, Westbury (Bermuda) Ltd. and Harris W. Hudson and their respective assigns for an aggregate purchase price of $64,075,000 (17,374,946 votes were cast for this matter, 13,066 were cast against and there were 22,312 abstentions and broker non-votes).

     (2) To issue 8,000,000 shares of Common Stock in exchange for all of the outstanding shares of common stock of Hudson Management Corporation and Envirocycle, Inc. (17,381,156 votes were cast for this matter, 7,156 were cast against and there were 22,012 abstentions and broker non-votes).

     (3) To adopt an amendment to the Company's Certificate of Incorporation, which increased the number of shares of Common Stock the Company is authorized to issue from 100,000,000 shares to 350,000,000 shares (16,422,922 votes were cast for this matter, 982,140 were cast against and there were 5,262 abstentions and broker non-votes).

     (4) To adopt the Company's 1995 Employee Stock Option Plan covering 4,000,000 shares of Common Stock (16,622,837 votes were cast for this matter, 756,875 were cast against and there were 30,612 abstentions and broker non-votes).

     (5) To adopt the Company's 1995 Non-Employee Director Stock Option Plan covering 1,000,000 shares of Common Stock (16,712,941 votes were cast for this matter, 669,021 were cast against and there were 28,362 abstentions and broker non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
-------   ---------------------------------------------------------------------

  3.1 First Amended and Restated Certificate of Incorporation of Republic Waste Industries, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-3, file number 33-62489).
 10.1 Stock Purchase Agreement dated May 21, 1995, by and between H. Wayne Huizenga and Republic Waste Industries, Inc. (incorporated by reference from Exhibit (c)(1) to the Company's Form 8-K/A dated July 17, 1995).
 10.2 Agreement and Plan of Merger dated May 21, 1995 by and among Republic Waste Industries, Inc., Republic Hudson Acquisition Corporation, Hudson Management Corporation and Harris W. Hudson and Bonnie J. Hudson (incorporated by reference from Exhibit (c)(2) to the Company's Form 8-K/A dated July 17, 1995).
 10.3     Agreement and Plan of Merger dated May 21, 1995 by and among
          Republic Waste Industries, Inc., Republic Hudson Acquisition Corporation, Envirocycle, Inc. and Harris W. Hudson and Bonnie J. Hudson (incorporated by reference from Exhibit (c)(3) to the Company's Form 8-K/A dated July 17, 1995).
 10.4 Stock Purchase Agreement dated May 21, 1995 by and between Harris W. Hudson and Republic Waste Industries, Inc. (incorporated by reference from Exhibit (c)(4) to the Company's Form 8-K/A dated July 17, 1995).
 10.5 Stock Purchase Agreement dated May 21, 1995 by and between Westbury (Bermuda) Ltd. and Republic Waste Industries, Inc. (incorporated by reference from Exhibit (c)(5) to the Company's Form 8-K/A dated July 17, 1995).
 10.6 Proxy dated as of May 21, 1995 by MGD Holdings Ltd. in favor of H. Wayne Huizenga (incorporated by reference from Exhibit (c)(6) to the Company's Form 8-K/A dated July 17, 1995).
 10.7 Stockholder Stock Option Agreement dated as of May 21, 1995 by MGD Holdings Ltd. in favor of H. Wayne Huizenga (incorporated by reference from Exhibit (c)(7) to the Company's Form 8-K/A dated July 17, 1995).
 10.8 First Amendment to Stock Purchase Agreement dated July 17, 1995 by and between Republic Waste Industries, Inc. and H. Wayne Huizenga (incorporated by reference from Exhibit (c)(8) to the Company's Form 8-K/A dated July 17, 1995).
 10.9 Republic Waste Industries, Inc. 1995 Employee Stock Option Plan (incorporated by reference from Exhibit 10.19 to the Company's Registration Statement on Form S-1, file number 33-63209).
 10.10 Republic Waste Industries, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 10.20 to the Company's Registration Statement on Form S-1, file number 33-63209).
 10.11 Merger Agreement, dated August 24, 1995, among Republic Waste Industries, Inc., RS Mergersub, Inc., Southland Environmental Services, Inc., Felix A. Crawford, individually and as Trustee of the Felix A. Crawford Revocable Living Trust, and CFP, Ltd. (incorporated by reference from Exhibit (c)(1) to the Company's Form 8-K, dated August 24, 1995).
 10.12 Merger Agreement, dated as of August 24, 1995, among Republic Waste Industries, Inc., RKSA, Inc., RKSA II, Inc., Kertz Security Systems, Inc., Kertz Security Systems II, Inc., Leon H. Brauser, Michael Brauser, Robert Brauser and Joel Brauser (incorporated by reference from Exhibit (c)(2.1) to the Company's Form 8-K, dated August 28,
          1995).
 27.1     Financial Data Schedule (for SEC use only).


 (b) Reports on Form 8-K:

             Form 8-K/A, dated July 17, 1995, relating to the Company's Agreements and Plans of Merger with Hudson Management Corporation and Envirocycle, Inc. and the Company's Stock Purchase Agreements with H. Wayne Huizenga, Westbury (Bermuda) Ltd. and Harris W. Hudson.

             Form 8-K, dated August 24, 1995, relating to the Company's Merger Agreement with Southland Environmental Services, Inc.

             Form 8-K, dated August 28, 1995, relating to the Company's Merger Agreement with Kertz Security Systems II, Inc. and Kertz Security Systems, Inc.

             Form 8-K, dated September 7, 1995, relating to a private placement transaction and the reporting of certain financial information for registration statement purposes.

             Form 8-K/A, dated September 26, 1995, relating to a private placement transaction and the reporting of certain financial information for registration statement purposes.

             Form 8-K, dated October 17, 1995, relating to the Company's merger with Southland Environmental Services, Inc. and the reporting of certain financial information for registration statement purposes.

             Form 8-K, dated October 31, 1995, relating to the Company's Merger Agreements and pending mergers with Garbage Disposal Service, Inc., J.C. Duncan Company, Inc. and its affiliates, and Fennell Container Co, Inc. and related companies.

                                   SIGNATURE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Waste Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     REPUBLIC WASTE INDUSTRIES, INC.



Date: November 14, 1995              By: /s/ GREGORY K. FAIRBANKS
                                        -----------------------------
                                        Gregory K. Fairbanks
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)