Form 10-K
period 1995-12-31
REPUBLIC INDUSTRIES INC
filed 1996-03-28
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                     -----------------  ---------------------

                   COMMISSION FILE NUMBER:          0-9787

                          REPUBLIC INDUSTRIES, INC.
           (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                  73-1105145
         (State of Incorporation)             (IRS Employer Identification No.)

         200 EAST LAS OLAS BOULEVARD
                 SUITE 1400
            FT. LAUDERDALE, FLORIDA                          33301
     (Address of Principal Executive Offices)              (Zip Code)



    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (954) 627-6000

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, PAR VALUE $.01
                              (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              ------      -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 21, 1996, the registrant had 81,044,571 outstanding shares of Common Stock, $.01 par value, and at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1,630,879,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Part III - Portions of Registrant's Proxy Statement relative to the 1996 Annual Meeting of Stockholders.

         Part IV - Portions of previously filed reports and registration statements.

                                     INDEX

                                                                                                           Page
                                                                                                          Number

                                                         PART 1.
                                                         -------

ITEM 1.     BUSINESS                                                                                         3

ITEM 2.     PROPERTIES                                                                                       12

ITEM 3.     LEGAL PROCEEDINGS                                                                                12

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              14

                                                         PART II.
                                                         --------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                                                              15

ITEM 6.     SELECTED FINANCIAL DATA                                                                          16

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND  RESULTS OF OPERATIONS                                                             16

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                      23

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                           43

                                                        PART III.
                                                        --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                               43

ITEM 11.    EXECUTIVE COMPENSATION                                                                           43

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                                                   43

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   43

                                                        PART  IV.
                                                        ---------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
            ON FORM 8-K                                                                                      43

                                        PART I.
ITEM 1. BUSINESS

INTRODUCTION

            Republic Industries, Inc. (the "Company," formerly Republic Waste Industries, Inc.) is a diversified services company, which, through its subsidiaries, primarily provides integrated solid waste disposal, collection and recycling services to public and private sector customers. As of December 31, 1995, the Company owns or operates thirteen solid waste landfills with five located in Texas, two in California and one each in Florida, Michigan, North Carolina, South Carolina, Indiana and North Dakota with approximately 1,483 permitted acres and total available permitted disposal capacity of approximately 59.1 million in-place cubic yards. The Company also currently provides collection service to over 780,000 residential, commercial and industrial customers, primarily in areas surrounding its landfill sites noted above and certain areas of Georgia, Maine, New Hampshire, and Virginia and throughout Florida. In addition, the Company provides related environmental services including consulting and analysis, remediation and other technical services.

            The Company, through certain recently acquired businesses, also is engaged in the electronic security services business, which consists of the sale, installation and maintenance of electronic security systems for commercial and residential use as well as the continuous electronic monitoring of installed security systems. Currently, the Company monitors over 127,000 businesses and residences predominately in Florida and Colorado.

            In August 1995, following a special meeting of the Company's stockholders, the Company appointed a new management team consisting of H. Wayne Huizenga as Chairman of the Board and Chief Executive Officer, Harris W. Hudson as President and a Director, Gregory K. Fairbanks as Executive Vice President and Chief Financial Officer, and John J. Melk as a Director. Michael
G. DeGroote, former Chairman, Chief Executive Officer and President, was named Vice Chairman of the Board, and Donald E. Koogler resigned as a Director but remained as Executive Vice President and Chief Operating Officer. This new management team is implementing an aggressive growth strategy for the Company.

            The Company's strategy is to aggressively grow as a diversified services company by acquiring and integrating existing solid waste collection, disposal and recycling businesses, and by expanding its recently acquired electronic security services business by internal growth and by making additional acquisitions in that industry. Further, the Company currently anticipates expanding the Company's operations outside of solid waste management, electronic security services and related lines of business. Management also plans to augment its growth strategy by expanding its existing facilities and increasing marketing efforts related to securing additional long-term contracts and additional volumes at its existing operations. See "Acquisitions" for a further discussion.

            In 1994, the Company discontinued its hazardous waste services business through the distribution in April 1995 of that business segment to the Company's stockholders (the "Distribution"). See "Discontinued Operations" under the heading "Results of Operations" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The Company was incorporated in Oklahoma in November 1980 and in May 1991 changed its state of domicile from Oklahoma to Delaware by means of a merger. The Company changed its name to Republic Industries, Inc. from Republic Waste Industries, Inc. on November 28, 1995. The Company's common stock, $.01 par value per share, ("Common Stock") trades on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") under the symbol "RWIN."

ACQUISITIONS

ACQUISITION STRATEGY

            The Company will continue its strategy of growing as a diversified services company by acquiring and integrating existing solid waste companies and recycling businesses, and electronic security services businesses.
Further, management anticipates making acquisitions to expand the Company's operations outside of solid waste management, electronic security services and related lines of business, resulting in a more diversified company. Management intends to evaluate various types of industries which generally are capital intensive, fragmented and have relatively high profit margins or substantial opportunities for growth, seek out strategic acquisition opportunities in such industries and grow rapidly in such industries through further acquisitions, consolidation and internal growth.

            In expanding its solid waste operations, management anticipates focusing on acquiring waste collection companies that are in markets which can utilize the Company's existing landfill facilities, as well as in markets with attractive third party disposal fees. The Company also may consider acquiring landfills with significant permitted disposal capacity and certain levels of contracted waste volume. In addition, the Company may focus on what it believes will be the growing number of municipalities seeking to sell landfills, form joint ventures or offer management contracts to operate landfills in response to the growing technical and capital resources required by increasingly stringent federal, state and local regulations.

            The Company generally targets acquisitions in markets where it will be, or the prospects are favorable to increase its market share to become, a significant provider of integrated waste services in that market. The Company seeks to acquire companies which have long-term contracts for solid waste collection and hauling services in high growth markets. However, the Company is not limited to these target market criteria, and as opportunities are identified, the Company may acquire solid waste operations throughout North America.

            In expanding its electronic security operations, the Company's primary goal is to grow its customer base in the residential segment of the business. The Company will target markets where it will be, or the prospects are favorable to increase its market share to become, a significant provider of electronic security services. The Company seeks to acquire security companies in high growth markets with strong recurring monthly revenues derived from monitoring services. In addition, the Company will seek to achieve economies of scale by acquiring security companies with accounts that can be monitored through the Company's existing central monitoring stations. The Company intends to retain local management and sales personnel, where appropriate.

            The Company uses internal acquisition teams, its contacts in the solid waste management and electronic security services industries and its environmental service capabilities to identify, evaluate and acquire waste management companies and electronic security services businesses in attractive markets. Acquisition candidates are evaluated by the Company's internal acquisition teams based on stringent criteria in a comprehensive process which includes operational, legal and financial due diligence reviews.

RECENT ACQUISITIONS

            Acquisitions Completed Subsequent to December 31, 1995. In March 1996, the Company acquired substantially all of the assets of Mid-American Waste Systems of Georgia, Inc. and affiliates ("Mid-American Georgia") for a purchase price of approximately $52,000,000. At closing, the Company issued an aggregate of 1,700,000 shares of Common Stock valued at approximately $46,750,000 and will settle the remaining balance within 60 days using additional Common Stock or cash. Mid-American Georgia owns and operates a landfill, provides solid waste collection and recycling services to commercial, residential and industrial customers, and operates two transfer stations, in certain areas of the greater metropolitan Atlanta, Georgia area. The acquisition of Mid-American Georgia will be accounted for under the purchase method of accounting.

            In February 1996, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of Incendere, Inc. and certain waste companies (collectively, "Schaubach") controlled by Dwight C. Schaubach. Schaubach provides solid waste collection and recycling services to residential, commercial and industrial customers in southeastern Virginia and eastern North Carolina and provides transportation of medical waste throughout the Mid-Atlantic states.

            In February 1996, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of certain electronic security companies known as Denver Burglar Alarm ("Denver Alarm"). Denver Alarm provides installation, monitoring and maintenance services to residential and commercial customers in Denver, Fort Collins, Boulder, Colorado Springs and Pueblo, Colorado.

            The Company issued an aggregate of 2,914,452 shares of Common Stock for Schaubach and Denver Alarm both of which will be accounted for as pooling of interests business combinations.

            Acquisitions Completed During the Year Ended December 31, 1995. In November 1995, the Company acquired, in a merger transaction, all of the outstanding shares of capital stock of certain affiliated companies known as Scott Security Systems ("Scott"). Scott provides electronic security monitoring and maintenance to residential accounts in Jacksonville, Orlando and Tallahassee, Florida, as well as other metropolitan areas in the southeastern United States, including Charlotte, North Carolina, Savannah, Georgia and Nashville, Tennessee.

            In November 1995, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of Fennell Container Company, Inc. and affiliates (collectively, "Fennell"). Fennell provides waste collection, recycling and environmental services to commercial, industrial and residential customers in and around Charleston and Greenville, South Carolina, and also owns a landfill which is in the final stages of construction and is scheduled to begin accepting waste under its new permit in mid-1996.

            In November 1995, the Company acquired, in a merger transaction, all of the outstanding shares of capital stock of Garbage Disposal Service, Inc. ("GDS"). GDS provides solid waste collection and recycling services for commercial, residential and industrial customers throughout western North Carolina.

            In November 1995, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of J.C. Duncan Company, Inc. and affiliates (collectively, "Duncan"). Duncan provides solid waste collection and recycling services to approximately 300,000 residential, commercial and industrial customers in the Dallas-Fort Worth metropolitan area and throughout west Texas, and also operates two landfills.

            In October 1995, the Company acquired, in a merger transaction, all of the outstanding shares of capital stock of Southland Environmental Services, Inc. ("Southland"). Southland, through its subsidiaries, provides solid waste collection services to residential, commercial and industrial customers in and around Jacksonville, Florida, owns and operates a construction and demolition landfill, and provides composting and recycling services.

            In October 1995, the Company acquired, in a merger transaction, all of the outstanding shares of capital stock of United Waste Service, Inc. ("United"). United provides solid waste collection, transfer and recycling services in the Atlanta, Georgia metropolitan area and services both residential and commercial customers.

            In August 1995, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of Kertz Security Systems, Inc. and Kertz Security Systems II, Inc. (collectively, "Kertz"). Kertz provides electronic security monitoring and maintenance to residential and commercial customers predominantly in the South Florida, Tampa and Orlando areas.

            The Company issued an aggregate of 18,127,984 shares of Common Stock for the acquisitions of Scott, Fennell, GDS, Duncan, Southland, United and Kertz (collectively, the "Pooled Entities") which were accounted for as pooling of interests business combinations.

            In August 1995, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of Hudson Management Corporation and Envirocycle, Inc. (collectively, "HMC") in exchange for an aggregate of 8,000,000 shares of Common Stock. HMC, as the third largest solid waste management company in Florida, provides solid waste collection and recycling services to commercial, industrial and residential customers. The acquisition of HMC has been accounted for under the purchase method of accounting.

            See Note 2 of Notes to Consolidated Financial Statements for further discussion of business combinations.

OPERATIONS

CONTINUING OPERATIONS

            Currently, the Company has organized its continuing operations into two general industry segments: (1) solid waste services and (2) electronic security services.

SOLID WASTE SERVICES

            The Company's solid waste operations primarily consist of collection, landfill, recycling and related environmental services.

            Collection. The Company's solid waste collection operations are of two types: industrial and commercial/residential. The Company's strategy is to acquire collection operations within the service areas of its landfills, such that the operations can provide a steady stream of solid waste to its landfills, and in areas with stable, attractive third party disposal fees. The Company provides collection service to over 780,000 residential, commercial and industrial customers.

            In its industrial collection operations, the Company supplies its customers with large waste containers known as "roll-off" containers. The Company collects the roll-off containers on a set schedule, and transports the waste to a landfill. Services are provided to individual facilities on a contract basis with terms ranging from a single pickup to a one-year term.

            The Company's commercial and residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to landfills. Commercial customers generally are serviced pursuant to individual contracts which are for periods of up to five years. Residential households generally are serviced pursuant to contracts with municipal governments for collection in the municipality. The Company's contracts generally are secured by competitive bids (see " Competition" under the heading "Operations"). The Company currently provides commercial and residential collection services in certain areas of California, Florida, Georgia, Indiana, Maine, New Hampshire, North Carolina, North Dakota, South Carolina, Virginia and Texas.

            Landfills. The Company owns or operates thirteen solid waste landfills with approximately 1,483 permitted acres and total available permitted disposal capacity of approximately 59.1 million cubic in-place yards as of December 31, 1995. The in-place capacity of the Company's landfills is subject to change based on engineering factors and requirements of regulatory authorities. Certain of the landfills accept nonhazardous special waste, including utility ash, asbestos and contaminated soils. The majority of the Company's landfill revenues are derived from long-term integrated disposal and collection contracts with industrial customers and municipalities and disposal contracts with certain third party collection companies. The following table provides certain information regarding these landfills as of December 31, 1995:

                                                                                                                Unused
                                                                                      Total       Permitted   Permitted
                    Landfill Name                           Markets Served           Acreage       Acreage     Acreage
                    -------------                           --------------           -------       -------     -------
 Anderson  . . . . . . . . . . . . . . . . . . . .    Northern California            1,200          150          100
 C&T Regional  . . . . . . . . . . . . . . . . . .    Rio Grande Valley, Texas         194           94           55
 Cleveland Container . . . . . . . . . . . . . . .    Southwest North Carolina         169          116           86
 Republic/CSC  . . . . . . . . . . . . . . . . . .    North Central Texas              254          254          195
 Republic/Imperial . . . . . . . . . . . . . . . .    Southern California              160          120           89
 Republic/Maloy  . . . . . . . . . . . . . . . . .    East Central Texas               389          270          204
 Taymouth  . . . . . . . . . . . . . . . . . . . .    Central Michigan                 138           43           19
 Wabash Valley . . . . . . . . . . . . . . . . . .    Northeast Indiana                103           56           16
 St. John's  . . . . . . . . . . . . . . . . . . .    North Central North Dakota       150           40           33
 Nine Mile Road  . . . . . . . . . . . . . . . . .    Northeast Florida                 80           25           17
 San Angelo  . . . . . . . . . . . . . . . . . . .    West Texas                       283          283          133
 Presidio  . . . . . . . . . . . . . . . . . . . .    West Texas                        10           10            6
 Pepperhill  . . . . . . . . . . . . . . . . . . .    Southeast South Carolina          37           22           22
                                                                                     -----        -----          ---
                                                                                     3,167        1,483          975
                                                                                     =====        =====          ===

            Each of the Company's existing landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. The Company monitors the availability of permitted airspace at each of its landfills and evaluates whether to pursue expansion at a given landfill based on estimated future waste volumes, remaining capacity and likelihood of obtaining expansion. Each of the Company's landfills currently has adequate permitted capacity; however, the Company is currently seeking to expand permitted capacity at its Wabash Valley and Nine Mile Road landfills in connection with favorable design modifications.

            Recycling. Management believes that recycling has and will continue to become an increasingly important component of most major market's solid waste management plans as a result of the public's increasing environmental awareness and expanding federal and state regulations pertaining to waste recycling. The Company currently provides recycling services through most of its collection subsidiaries and has six recycling facilities located in Florida, Georgia, South Carolina and North Carolina. The services provided by the Company's collection subsidiaries include the curbside collection of recyclable waste, and the provision of a variety of recycling services, including the segregated collection of cardboard boxes and construction debris for resale to paper manufacturers and others. In Florida, Georgia, South Carolina and North Carolina, the Company receives certain types of commercial and industrial solid waste, which is sorted at its facilities into recyclable materials and non-recyclable waste; the recyclable materials are repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators. The Company also recycles yard waste and timber by-products in Dallas and Houston, Texas and Jacksonville, Florida by composting these materials and selling the end product to nurseries, landscape architects and homeowners for landscape and gardening mulch.

            Environmental Services. The Company provides selected environmental remediation services relating to the cleanup and containment of actual or threatened releases of hazardous materials into the environment on both a planned and emergency basis. The Company's solid waste division provides these services through three subsidiaries, Environmental Specialists, Inc. ("ESI") in Kansas City, Missouri, Laughlin Environmental, Inc. ("Laughlin") in Houston, Texas and Fenn-Vac, Inc. in North Charleston, South Carolina. ESI and Fenn-Vac, Inc. are EPA-approved emergency response contractors and provide hazardous spill cleanup and other special services on a contract basis. Laughlin provides a broad range of environmental services including remediation and other technical services.

ELECTRONIC SECURITY SERVICES

            The Company, through certain recently acquired businesses, is engaged in the electronic security services business, which consists of the sale, installation and maintenance of electronic security systems for commercial and residential use, as well as the continuous electronic monitoring of installed security systems. The Company sells and installs modern electronic devices in its customers' businesses and residences to provide detection of events, such as intrusion or fire. The Company purchases from various manufacturers the components of the systems it sells, installs and maintains. The products and services marketed in the electronic security services industry by the Company and others range from basic residential systems that provide entry and fire detection to sophisticated commercial systems incorporating closed circuit television systems and access control. Detection systems may be continuously monitored by centralized monitoring stations which are linked to the customer through telephone lines. The Company operates two central monitoring stations in Florida and one in Colorado, from which it monitors over 127,000 businesses and residences predominantly in Florida and Colorado by local and long distance telephone lines. Upon detecting an intrusion or other event at a customer's business or residence, the central monitoring station calls the customer and, if necessary, the local police, fire, ambulance or other authorities.

DISCONTINUED OPERATIONS

            On April 26, 1995, the Company completed the Distribution of its hazardous waste services segment. The hazardous waste services segment of the Company's business has been accounted for as a discontinued operation and, accordingly, the accompanying Consolidated Financial Statements of the Company for periods presented prior to the Distribution have been retroactively restated to report separately the net assets and operating results of these discontinued operations. For further discussion of the Distribution, see "Discontinued Operations" under the heading "Results of Operations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of Notes to Consolidated Financial Statements included herein.

SALES AND MARKETING

            For solid waste services, the Company's sales and marketing strategy is to provide full service environmental management to its customers. The Company targets potential customers of all sizes from small quantity generators to large "Fortune 500" companies, as well as municipalities.

            In expanding its electronic security operations, the Company's primary goal is to grow its customer base in the residential segment of the business. The Company will target markets where it will be, or the prospects are favorable to increase its market share to become, a significant provider of electronic security services.

            The Company believes in providing quality services which will enable it to maintain high levels of recurring revenue from its customers. The Company derives its business from a broad customer base which the Company believes will enable it to experience stable growth. Marketing efforts focus on continuing and increasing business with existing customers, as well as attracting new customers.

CUSTOMERS

            The Company's sales efforts are directed toward establishing and maintaining business relationships with residences and businesses in areas in which the Company operates, which have ongoing requirements for one or more of the Company's services. During 1995, no one customer individually comprised more than 10% of the total revenue of the Company.

REGULATION

            The collection and disposal of solid waste, operation of landfills and rendering of related environmental services are subject to federal, state and local requirements which regulate health, safety, the environment, zoning and land-use. Operating permits are generally required for landfills and certain collection vehicles, and these permits are subject to revocation, modification and renewal. Federal, state and local regulations vary, but generally govern disposal activities and the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. These regulations are administered by the EPA and various other federal, state and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor.

            The Company strives to conduct its operations in compliance with applicable laws and regulations, but believes that in the existing climate of heightened legal, political and citizen awareness and concerns, companies in the waste management and environmental services industry, including the Company, may be faced with fines and penalties and the need to expend funds for remedial work and related activities at landfills and other facilities. The Company has established a reserve to cover any potential fines, penalties and costs which management believes will be adequate. While such amounts expended in the past or anticipated to be expended in the future have not had and are not expected to have a materially adverse effect on the Company's financial condition or operations, the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation.

            The Company's operation of landfills subjects it to certain operating, monitoring, site maintenance, closure and post-closure obligations. In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning approvals, must be obtained. These operating permits and zoning approvals are difficult and time-consuming to obtain, and the issuance of such permits and approvals often is opposed by neighboring landowners and local and national citizens' groups. Once obtained, the operating permits may be subject to periodic renewal and are subject to modification and revocation by the issuing agency. In connection with the Company's acquisition of existing landfills, it often may be necessary to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

            Governmental authorities have the power to enforce compliance with regulations and permit conditions and to obtain injunctions or impose fines in case of violations. Citizens' groups may also bring suit for alleged violations. During the ordinary course of its operations, the Company may from time to time receive citations or notices from such authorities that its operations are not in compliance with applicable environmental or health or safety regulations. Upon receipt of such citations or notices, the Company will work with the authorities to attempt to resolve the issues raised. Failure to correct the problems to the satisfaction of the authorities could lead to monetary or criminal penalties, curtailed operations or facility closure.

            Federal Regulation. The following summarizes the primary environmental and safety-related federal statutes of the United States of America affecting the business of the Company:

            (1) The Solid Waste Disposal Act ("SWDA"), as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment and disposal of hazardous and nonhazardous solid wastes. They also require states to develop programs to ensure the safe disposal of solid wastes in sanitary landfills.

            Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid wastes. In the past, the Subtitle D framework has left the regulation of municipal waste disposal largely to the states. On October 9, 1991, however, the EPA promulgated a final rule which imposes minimum federal comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which have not commonly been in effect or enforced in connection with municipal solid waste landfills.

            All Subtitle D regulations are now in effect, except for the financial assurance requirements which the EPA has deferred to April 1, 1997. All of the Company's planned landfill expansions or new landfill development projects have been engineered to meet or exceed Subtitle D requirements. Operating and design criteria for existing operations have been modified to comply with these new regulations. Compliance with the Subtitle D regulations has resulted in increased costs and, may in the future, require expenditures in addition to other costs normally associated with the Company's waste management activities.

            (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA imposes liability for the costs of cleanup and for damages to natural resources upon: (a) any person who currently owns or operates a facility or site from which there is a release or threatened release of hazardous substances; (b) any person who owned or operated such a facility or site at the time hazardous substances were disposed of; (c) any person who by contract, agreement or otherwise, arranged for the disposal or treatment (or for transport for disposal or treatment) of hazardous substances owned or processed by such person at such facility or site and (d) any person who accepts or accepted hazardous substances for transport for treatment or disposal at such a facility or site selected by such person. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

                 Among other things, CERCLA authorizes the federal government either to remediate sites at which hazardous substances were disposed of and have been or are threatened to be released into the environment, or to order (or offer an opportunity to) persons potentially liable for the cleanup of the hazardous substances to do so. In addition, CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup.

                 Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes." It can be founded upon the release or threatened release, even as a result of unintentional and non-negligent action, of thousands of "hazardous substances," including very small quantities of such substances. More than 20% of the sites on the NPL are solid waste landfills which ostensibly never received any "hazardous wastes." Thus, even if the Company's landfills have never received "hazardous wastes" as such, it is possible that one or more hazardous substances may have come to be located at its landfills. Because of the extremely broad definition of "hazardous substances," the same is true of other industrial properties with which the Company has been, or may become, associated. If there is a release or threatened release of hazardous substances from a facility where the Company is an owner or operator, the Company could be liable under CERCLA for the cost of cleaning up such hazardous substances at the sites and for damages to natural resources, even if those substances were deposited at the Company's facilities before the Company acquired or operated them. CERCLA liability may also attach to the Company with regard to non-Company owned or operated facilities where the Company arranged for disposal or treatment of hazardous substances at, or transportation of hazardous substances to, such a facility, or where the Company was the waste transporter who selected such facility for treatment or disposal of hazardous substances. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on the Company's business and financial condition. For a further discussion, see "Liability Insurance and Bonding".

                 (3) The Federal Water Pollution Control Act of 1972 (the
            "Clean Water Act"). The Clean Water Act establishes a framework for regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters. Whenever point source runoff from the Company's landfills is to be discharged into surface waters, the Act requires the Company to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA published new storm water discharge regulations which require landfills to apply for a storm water discharge permit unless they are covered under a storm water general permit promulgated by the agency. The new storm water discharge regulations also require a permit for certain construction activities, which may affect the Company's operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works ("POTW"), the facility must comply with discharge limits imposed by the POTW. In addition, states may adopt groundwater protection programs under the Clean Water Act or Safe Drinking Water Act that could affect solid waste landfills.

                 (4) The Clean Air Act.  The Clean Air Act establishes a
            framework for the federal, state and local regulation of the emission of air pollutants. These regulations may impose emission limitations and monitoring and reporting requirements on various of the Company's operations, including landfills and refuse collection trucks owned by the Company. The Clean Air Act Amendments, which were enacted into law at the end of 1990, resulted in the imposition of stringent requirements on many activities that were previously largely unregulated, such as emissions of solvents used in small parts in degreasing baths in the Company's vehicle maintenance shops, as well as imposing more stringent requirements on, among others, motor vehicle emissions.

                 On March 12, 1996, the EPA enacted a final rule implementing standards of performance for new municipal solid waste landfills and emission guidelines for existing municipal solid waste landfills. The new rule was enacted to require certain municipal solid waste landfills to control emissions to the level achievable by the best demonstrated system of continuous emission reduction. The new source performance standards established by the final rule apply to municipal landfills that began construction or modification, or first began to accept waste, on or after May 30, 1991. The enactment of this new rule will affect the Company's existing landfill operations, and may result in increased costs at these facilities.

                 (5) The Occupational Safety and Health Act of 1970 (the "OSH
            Act"). The OSH Act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to the Company's operations.

            State Regulation. Each state in which the Company operates has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. The states also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. The Company's facilities and operations are likely to be subject to many, if not all, of these types of requirements. In addition, the Company's collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states have enacted laws that will require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of yard waste in solid waste landfills have recently been promulgated in several states. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

            Finally, with regard to its transportation operations, the Company is subject to the jurisdiction of the Interstate Commerce Commission and is regulated by the Department of Transportation and by regulatory agencies in each state. Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid or hazardous wastes generated outside the state. In May 1994, the Supreme Court ruled that local flow control ordinances were an impermissible burden to interstate commerce, and therefore, were unconstitutional. In response to the Supreme Court's ruling, Congress is attempting to enact a national comprehensive flow control bill. The national solid waste flow control bill, which was approved by the Senate in May of 1995, is currently under consideration by the House Commerce Committee. If the national solid waste flow control bill is enacted, and state laws restricting the interstate disposal of solid waste are passed and upheld, such legislation could adversely affect the Company's waste collection, transportation, and treatment and disposal operations.

            "False" Alarm Ordinances. The Company believes that approximately 95% of alarm activations that result in the dispatch of police or fire department personnel are not emergencies, and thus are "false" alarms. Recently, a trend has emerged on the part of local governmental authorities to consider or adopt various measures aimed at reducing the number of "false" alarms. Such measures include (i) subjecting alarm monitoring companies to fines or penalties for transmitting "false" alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of "false" alarms, (iii) imposing fines on alarm subscribers for "false" alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of "false" alarms, and/or (v) requiring further verification of an alarm signal before the police will respond. Enactment of such measures could adversely affect the Company's electronic security services business and operations.

COMPETITION

            Competition in the Solid Waste Industry. The waste management industry is highly competitive and requires substantial amounts of capital. Entry into the industry and ongoing operations within the industry require substantial technical, managerial and financial resources. The solid waste industry in North America is currently dominated by three solid waste companies: WMX Technologies, Inc., Browning-Ferris Industries, Inc. and Laidlaw Inc. Competition in the solid waste industry also comes from a number of regional solid waste companies. Some of the Company's competitors have significantly larger operations and greater resources than the Company. In each of its solid waste market areas, the Company competes for landfill business on the basis of disposal fees (commonly known as "tipping fees"), geographical location and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste.

            Further, alternatives to landfill disposal (such as recycling, composting and waste-to-energy) are increasingly competing with landfills. There also has been an increasing trend at the state and local levels to mandate waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. This may result in the volume of waste going to landfills being reduced in certain areas, which may affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. In addition, most of the states in which the Company operates landfills have adopted plans or requirements which set goals for specified percentages of certain solid waste items to be recycled. To the extent these are not yet in place, these recycling goals will be phased in over the next few years.

            In its collection business, in addition to national and regional firms and numerous local companies, the Company may compete with those municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenues and tax-exempt financing. The Company competes for collection accounts primarily on the basis of price and the quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract.

            Competition in the Electronic Security Services Industry. The security alarm industry is highly competitive and highly fragmented. The Company's electronic security services business competes with several large national companies, as well as smaller regional and local companies, in all of its operations. Certain of the Company's competitors have greater financial and other resources than the Company. Furthermore, new competitors are continuing to enter the industry and the Company may encounter additional competition from such future industry entrants.

LIABILITY INSURANCE AND BONDING

            The nature of the Company's solid waste management business exposes it to a significant risk of liability for legal damages arising out of its operations. Such potential liability could involve, for example, claims for cleanup costs, personal injury, property damage or damage to the environment in cases where the Company may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company's operations; or claims alleging negligence or professional errors or omissions in the planning or performance of work. The Company could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible damages, liabilities imposed in environmental litigation can be significant. Although the Company strives to operate safely and prudently and has substantial general and automobile liability insurance coverage, no assurance can be given that the Company will not be exposed to uninsured liabilities which would have a material adverse effect on its financial condition. The majority of the Company's solid waste operations have environmental liability insurance subject to certain limitations and exclusions with limits in excess of those required by permit regulations; however, there is no assurance that such limits would be adequate in the event of a major loss, nor is there assurance that the Company will continue to carry environmental liability insurance should market conditions in the insurance industry make such coverage cost prohibitive. The Company carries commercial general liability insurance, automobile liability insurance, workers' compensation and employer's liability insurance and umbrella policies to provide excess limits of liability over the underlying limits contained in the commercial general liability, automobile liability and employer's liability policies, as well as property insurance.

            In the normal course of business, the Company may be required to post a performance bond or a bank letter of credit in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, certain remediation contracts and certain environmental permits. Bonds issued by surety companies operate as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds.

EMPLOYEES

            As of March 1996, the Company employed approximately 4,090 persons, 32 of whom were covered by collective bargaining agreements. The management of the Company believes that it has good relations with its employees.

SEASONALITY

            The Company's solid waste operations can be adversely affected by extended periods of inclement weather, such as rain or snow, which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the expansion of the Company's landfill sites.

GEOGRAPHICAL CONCENTRATION

            The existing subscriber base of the Company's electronic security system business is geographically concentrated in certain metropolitan areas of Florida and Colorado. Accordingly, their performance may be adversely affected by regional or local economic conditions, regulation or other factors.

ITEM 2.  PROPERTIES

            The Company's corporate headquarters are located at 200 East Las Olas Boulevard, Suite 1400, Fort Lauderdale, Florida in leased premises. Certain of the property and equipment of the Company and its subsidiaries are subject to liens securing payment of portions of the Company's and its subsidiaries' indebtedness. The Company and its subsidiaries also lease certain of their offices and equipment. See Note 7 of Notes to Consolidated Financial Statements for additional information with respect to leased properties.

ITEM 3. LEGAL PROCEEDINGS

GENERAL CORPORATE PROCEEDINGS

            G.I. Industries, Inc. On May 3, 1991, the Company filed an action against GI Industries, Inc. ("GI"), Manuel Asadurian, Sr. and Mike Smith in the United States District Court for the Central District of California (the "Court"). The Company requested a declaratory judgment that it did not anticipatorily breach a merger agreement (the "Merger Agreement") between the Company and GI and that the Merger Agreement had been properly terminated. The Company also sought to recover $600,000 from GI, plus interest and costs, with respect to a certain financial guaranty provided by the Company in 1990 for the benefit of GI. In response to the Company's action, GI filed a counterclaim alleging that the Company breached the Merger Agreement and that it had suffered damages in excess of $16,000,000. In August 1993, the Court rendered a ruling in favor of the Company which GI appealed. In March 1995, the United States Court of Appeals for the Ninth Circuit at Pasadena, California (the "Court of Appeals") reversed in part and vacated in part the August 1993 decision and remanded the case for further proceedings. The Court has commenced proceedings that may lead to a trial on damages.

            Subsequent to the commencement of the Company's litigation in this matter, GI filed for protection under Chapter 11 of the Bankruptcy Code. The Company is a secured creditor and anticipates a complete recovery of the $600,000 it is owed from GI, plus interest and costs.

            Western Waste Industries, Inc. Western Waste Industries, Inc. ("Western") filed an action against the Company and others on July 20, 1990 in the District Court of Harris County, Texas alleging various causes of action including interference with business relations and is seeking $24,000,000 in damages. The lawsuit stems from Western's attempts to acquire Best Pak Disposal, Inc. The case is currently scheduled for trial in May 1996.

            The Company is also a party to various other general corporate legal proceedings which have arisen in the ordinary course of its business. While the results of these matters, as well as matters described above, cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's business or consolidated financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly periods in which they are resolved.

ENVIRONMENTAL MATTERS

            Imperial Landfill Filter Waste Issue. In 1992, the Company received notices from Imperial County, California (the "County") and the Department of Toxic Substances Control ("DTSC," a department under the California EPA) which alleged that spent filter elements (the "Filters") from geothermal power plants which had been deposited at the Company's Imperial Landfill for approximately five years were classified as hazardous waste under California environmental regulations. Under United States EPA regulations, the Filters are not deemed hazardous waste because waste associated with the production of geothermal energy is exempt from the federal classification of hazardous waste under 40 CFR Part 261.4(b)(5).

            The Company is currently conducting active discussions with all appropriate California regulatory agencies in order to obtain a variance under California regulations to reclassify the Filters as a special waste so they may be left in the landfill. If this occurs, the State, regional and local regulatory agencies may nevertheless require that the affected area of the landfill be capped and closed. In the event that the variance is not granted, remedial measures may be required based on the Filters' classification as a California hazardous waste. One of those measures could include the removal of the Filters or the closure of a portion of the landfill.

            Management is currently unable to determine (i) whether the waste will ultimately be classified as hazardous, (ii) if so, what action, if any, will be required as a result of this issue, or (iii) what liability, if any, the Company will have as a result of this inquiry. In January 1994, the Company filed suit in the United States District Court for the Southern District of California against the known past and present owners and operators of the geothermal power plants, the Ormesa I, IE, IH and II plants in Holtville, California, for all losses, fines and expenses the Company incurs associated with the resolution of this matter, including loss of airspace at the landfill, alleging claims for (i) CERCLA response costs recovery, (ii) intentional misrepresentation, (iii) negligent misrepresentation, (iv) negligence, (v) strict liability, (vi) continuing trespass, (vii) nuisance,
(viii) breach of contract and (ix) breach of implied covenant of good faith and fair dealing. The Company seeks to recover actual expenses and punitive damages. Discovery in this matter has been stayed until November 1996, at which time the Company expects to be able to quantify more accurately the level of damages it has suffered. The Company believes it will prevail, but no amounts have been accrued for any recovery of damages.

            Imperial Landfill Permit. One of the Company's landfills, the Imperial Landfill, currently exceeds its permitted daily tonnage capacity and is involved in negotiations with the California Integrated Waste Management Board regarding expansion of its daily tonnage capacity. Imperial Landfill received a notice of violation regarding this issue in late 1989 and has since applied for a modification of its permit to increase the allowed daily tonnage from 50 tons up to a maximum of 1,000 tons. Temporary written approval has been given by Imperial County, California and the California Integrated Waste Management Board for the Company to operate the landfill and for the landfill to receive in excess of 50 tons per day while the permit modification is being reviewed.

            The Company is also a party to various other environmental proceedings related to its solid waste services operations which have arisen in the ordinary course of its business. Although it is possible that losses exceeding amounts already recorded may be incurred upon the ultimate resolution of these matters, as well as the matters described above, management believes that such losses, if any, will not have a material adverse effect on the Company's business or consolidated financial position; however, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly periods in which they are resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The following matters were approved by written consent of a majority of the Company's stockholders in lieu of a special meeting as of November 28, 1995:

                                                                   Number of Shares of Common Stock
                         Matter                                        Granting Written Consent
----------------------------------------------------------        --------------------------------------------
1.          Adoption of amendment to the Company's
            Certificate of Incorporation to change the
            Company's name from Republic Waste
            Industries, Inc. to Republic Industries, Inc.                            32,190,716

2.          Adoption of amendment to the Company's
            Certificate of Incorporation to establish
            annual terms for members of the Board of
            Directors.                                                               32,190,716

3.          Adoption of amendments to the Company's
            1995 Non-Employee Director Stock Option Plan.                            32,190,716

4.          Adoption of amendments to previously issued
            Director's Warrants to purchase Common Stock.                            32,190,716

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON  EQUITY
         AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock has been traded on Nasdaq under the symbol "RWIN" since September 1990. The following table sets forth, for the periods indicated, the high and low prices for the Common Stock as quoted on Nasdaq.

 Quarter Ended                          High                             Low
 -------------                      -----------                       ---------
1994:
March 31                             $ 3   9/16                       $ 2    3/4
June 30 . . . . . . . . . . . .        3    1/2                         2  11/16
September 30  . . . . . . . . .        3   9/16                         3
December 31   . . . . . . . . .        4                                3    1/4

1995:
March 31  . . . . . . .                4   1/16                         3    1/8
June 30   . . . . . . . . . . .       13    5/8                         3   3/16
September 30  . . . . . . . . .       26   1/16                         13
December 31   . . . . . . . . .       36    1/8                         20

            On March 21, 1996, the closing price of Common Stock as reported by Nasdaq was $29.125 per share. The number of record holders of the Common Stock as of March 21, 1996, was 2,087.

            Effective February 16, 1996, the Company voluntarily delisted the Common Stock from the Toronto Stock Exchange (the "TSE") due to a lack of trading volume on the TSE.

            Since commencement of operations as a waste management and environmental services company in December 1989, other than distributions to former stockholders of acquired companies, the Company has not declared or paid any cash dividends on its Common Stock and the Board of Directors does not currently anticipate that the Company will pay cash dividends on its Common Stock at any time in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

            The following Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------
INCOME STATEMENT DATA:                              1995           1994       1993        1992          1991
                                                   ------         ------     ------      ------        ------
                                                               (In thousands, except per share data)
Revenue . . . . . . . . . . . . . . . . . . . . .  $ 260,315    $ 187,111    $154,301    $134,440     $  117,711

Income (loss) from continuing operations
  before income taxes . . . . . . . . . . . . . .  $  36,684    $  18,271    $ (1,286)   $  9,048     $    6,055

Income (loss) from continuing operations  . . . .  $  23,212    $  14,432    $ (2,473)   $  6,962     $    4,167

Earnings (loss) per common and common
  equivalent share from continuing operations . .  $    0.35    $    0.32    $  (0.05)   $   0.16     $     0.11

Weighted average common and
  common equivalent shares  . . . . . . . . . . .     65,785       45,545      45,636      44,479         37,373


                                                                          DECEMBER 31,
                                                   --------------------------------------------------------
BALANCE SHEET DATA:                                 1995         1994         1993        1992         1991
                                                   -----        -----        -----       -----        -----
                                                                          (In thousands)
Working capital (deficiency)  . . . . . . . . . .  $142,891     $   (7,184)  $    1,226  $    2,992   $  14,885
Short-term debt, including current
  maturities of long-term debt  . . . . . . . . .  $      -     $   10,035   $    9,913  $    9,222   $   7,874
Long-term debt, net of current maturities . . . .  $      -     $   37,995   $   41,596  $   30,086   $  27,565
Stockholders' equity  . . . . . . . . . . . . . .  $436,387     $  109,830   $   96,305  $  120,376   $ 119,426
Total assets  . . . . . . . . . . . . . . . . . .  $542,050     $  242,365   $  203,873  $  190,068   $ 180,394

         See Notes 2, 5, 9 and 10 of Notes to Consolidated Financial Statements for discussion of business combinations, various equity transactions, the Distribution of the hazardous waste services segment and restructuring charges and their effect on comparability of year-to-year data. See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" for a discussion of the Company's dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Item 6 "Selected Financial Data" and the Company's Consolidated Financial Statements and the Notes thereto.

                             BUSINESS COMBINATIONS

         The Company's strategy is to aggressively grow its solid waste services business by acquiring and integrating existing solid waste collection, disposal and recycling businesses, and to expand its recently acquired electronic security services business by internal growth and by making additional acquisitions in that industry. Further, the Company currently anticipates expanding its operations outside of solid waste management, electronic security services and related lines of business, resulting in a more diversified Company. The Company makes its decision to acquire or invest in businesses based on financial and strategic considerations.

         Businesses acquired through December 31, 1995 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through December 31, 1995 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 1995

         In August 1995, the Company merged with Kertz, which provides electronic security monitoring and maintenance predominantly in the South Florida area. In October 1995, the Company merged with United and Southland. United provides solid waste collection, transfer and recycling services in the Atlanta, Georgia metropolitan area, and Southland provides solid waste collection services in the Northeast Florida area. In November 1995, the Company merged with Duncan, GDS, Fennell and Scott. Duncan provides solid waste collection and recycling services in the Dallas-Fort Worth metropolitan area and throughout west Texas and also operates two landfills. GDS provides solid waste collection and recycling services throughout western North Carolina. Fennell is a full-service solid waste management company, providing services in and around Charleston and Greenville, South Carolina and also owns a landfill. Scott is an electronic security alarm company, providing monitoring and maintenance services in Jacksonville, Orlando and Tallahassee, Florida, and other metropolitan areas in the southeastern United States, including Charlotte, North Carolina; Savannah, Georgia and Nashville, Tennessee. The Company issued an aggregate of 18,127,984 shares of Common Stock for the acquisitions of Kertz, United, Southland, Duncan, GDS, Fennell, and Scott (collectively, the "Pooled Entities"). The acquisitions of the Pooled Entities were accounted for under the pooling of interests method of accounting and, accordingly, the Consolidated Financial Statements have been restated as if the Company and the Pooled Entities had operated as one entity since inception.

         In August 1995, the Company acquired all of the outstanding shares of capital stock of HMC. The purchase price paid by the Company was approximately $72,800,000 and consisted of 8,000,000 shares of Common Stock. HMC, as the third largest solid waste management company in Florida, provides solid waste collection and recycling services to commercial, industrial and residential customers. This acquisition, as well as several other minor business combinations from January 1, 1993 to December 31, 1995, have been accounted for under the purchase method of accounting.

ACQUISITIONS COMPLETED SUBSEQUENT TO DECEMBER 31, 1995

         In March 1996, the Company acquired substantially all of the assets of Mid-American Georgia for a purchase price of approximately $52,000,000. At closing, the Company issued an aggregate of 1,700,000 shares of Common Stock valued at approximately $46,750,000 and will settle the remaining balance within 60 days using additional Common Stock or cash. Mid-American Georgia owns and operates a landfill, provides solid waste collection and recycling services to commercial, residential and industrial customers, and operates two transfer stations, in certain areas of the greater metropolitan Atlanta, Georgia area. The acquisition of Mid-American Georgia will be accounted for under the purchase method of accounting.

         In February 1996, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of Schaubach. Schaubach provides solid waste collection and recycling services to residential, commercial and industrial customers in southeastern Virginia and eastern North Carolina and provides transportation of medical waste throughout the Mid-Atlantic states.

         In February 1996, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of Denver Alarm. Denver Alarm provides installation, monitoring and maintenance services to residential and commercial customers in Denver, Fort Collins, Boulder, Colorado Springs and Pueblo, Colorado.

         The Company issued an aggregate of 2,914,452 shares of Common Stock to acquire Schaubach and Denver Alarm both of which will be accounted for as pooling of interests business combinations.

         For further discussion of the Company's business combinations and acquisition strategy, see "Acquisitions" under the heading "Item 1. Business" and Note 2 of Notes to Consolidated Financial Statements.

                             RESULTS OF OPERATIONS

CONTINUING OPERATIONS

         In 1994, the Company pursued a plan to exit the hazardous waste services segment of the environmental industry. The plan provided for the combination of the Company's hazardous waste services segment, Republic Environmental Systems, Inc. ("RESI") and the distribution of the stock of RESI to the Company's stockholders in 1995. The following discussion excludes the operational activity and results of the hazardous waste services segment of the Company, which have been included in the accompanying Consolidated Financial Statements for all periods presented as discontinued operations.

Revenue

         The Company's revenue from its collection operations consists of fees from residential, commercial and industrial customers. The Company's revenue from landfill operations is comprised primarily of tipping fees charged to third parties. The Company's revenue from its electronic security services business results from monitoring contracts for security systems and fees charged for the sale and installation of such systems.

         The following table presents revenue data from the Company's different industry segments for the years ended December 31:


                                                                                 1995         1994       1993
                                                                                 ----         ----       ----
                 Solid waste services . . . . . . . . . . . .                  $226,815     $161,237   $133,711
                 Electronic security services . . . . . . . .                    33,500       25,874     20,590
                                                                               --------    ---------   --------
                                                                               $260,315     $187,111   $154,301
                                                                               ========    =========   ========

         The increase in revenue from the solid waste services segment for 1995 is primarily a result of the acquisition of HMC and other businesses, as well as internal growth and increased volume at existing operations. The increase for 1994 is primarily attributable to internal growth. The increases in revenue from the electronic security services segment for 1995 and 1994 are principally a result of an aggressive expansion plan targeted at generating new monitoring business.

Operating Costs and Expenses

         Cost of operations for the Company's collection operations is variable and includes disposal, labor, fuel and equipment maintenance costs. Landfill cost of operations includes most daily operating expenses, the legal and administrative costs of ongoing environmental compliance, costs of capital for cell development and accruals for closure and post-closure costs. Certain direct landfill development costs, such as engineering, upgrading, cell construction and permitting costs, are capitalized and depleted based on consumed airspace. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services are expensed as incurred. Cost of operations for the Company's electronic security services business primarily consists of the labor and equipment associated with the sale, installation and monitoring of security systems.

         The following table sets forth the Company's total cost of operations and selling, general and administrative expenses as percentages of total revenue for the years ended December 31:

                                                                  1995             1994          1993
                                                                  ----             ----          ----
         Cost of operations   . . . . . . . . . .                 65%               66%           68%
         Selling, general and administrative  . .                 21%               22%           25%

         Cost of operations was $169,559,000, $123,877,000 and $104,720,000 for
the years ended December 31, 1995, 1994 and 1993, respectively. The increases are consistent with the increases in revenue for such periods. The decreases in cost of operations as a percentage of revenue for the years ended December 31, 1995 and 1994 are primarily a result of price increases and the implementation of cost reduction measures.

         Selling, general and administrative expenses were $54,133,000, $41,730,000 and $38,854,000 for the years ended December 31, 1995, 1994 and
1993, respectively. These increases primarily reflect the growth of the Company's business through the acquisition of HMC and other businesses. The decreases in selling, general and administrative expenses as a percentage of revenue for the years ended December 31, 1995 and 1994 are largely due to the Company's continued commitment to reduce and control such expenses by implementing efficiencies within the Company's administrative functions.

Restructuring and Unusual Charges

         In 1993, the Company recorded restructuring and unusual charges of $10,040,000 based on the Company's reevaluation of its solid waste operations. As a result of this reevaluation, the Company decided to terminate certain contracts, close one of its facilities due to low waste volumes and abandon its permitting effort at another facility because of limited market opportunity in that area and delays in the permitting process. The write-off of property and equipment and accumulated permitting costs associated with these facilities were included in these restructuring and unusual charges. In addition, the Company also reevaluated its exposure related to litigation and environmental matters and provided additional accruals for the costs to defend or settle certain litigation and environmental matters. For further discussion of the restructuring and unusual charges, see Note 10 of Notes to Consolidated Financial Statements.

Interest and Other Income

         Interest and other income increased to $5,691,000 in 1995 from $989,000 in 1994 due to the increase in the Company's cash investments resulting from the proceeds from sales of Common Stock. For further discussion of the sales of Common Stock, see "Liquidity and Capital Resources" and Note 5 of
Notes to Consolidated Financial Statements.

Interest Expense

         Interest expense was $5,630,000, $4,222,000 and $2,685,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The increases are primarily due to higher average outstanding borrowings used to fund internal growth. All of the Company's outstanding borrowings were repaid during the latter half of 1995.

Income Taxes

         The Company's income tax provision for 1995 and 1994 was partially offset by certain tax reserve adjustments resulting from tax planning strategies employed by the Company, such as combining entities to reduce state income taxes, claiming tax credits not previously claimed, recapturing taxes previously paid by acquired companies and adjustments for the resolution of tax matters in amounts more favorable than those originally estimated. Additionally, the Company's 1994 income tax provision was offset by a decrease in the valuation allowance related to the expected realization of deferred tax assets generated as a result of restructuring and unusual charges incurred in the fourth quarter of 1993. The valuation allowance was recorded in 1993 due to the uncertainty surrounding the future utilization of such deferred tax assets. For further discussion of income taxes, see Note 4 of Notes to Consolidated Financial Statements.

ENVIRONMENTAL AND LANDFILL MATTERS

         The Company provides for accrued environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include costs to be incurred for final closure of the landfills and costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the EPA's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. Environmental costs are accrued by the Company through a charge to income in the appropriate period for known and anticipated environmental liabilities.

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

DISCONTINUED OPERATIONS

         In July 1994, the Company announced the contemplation of a plan to exit the hazardous waste services segment of the environmental industry, and in October 1994, the Board of Directors authorized management to pursue the plan, subject to final approval from the Board of Directors and the resolution of certain legal and financial requirements. The plan provided for the combination of the Company's hazardous waste services operations in its wholly-owned subsidiary, RESI, and the distribution of the stock of RESI to the stockholders of record of the Company.

         In February 1995, the Board of Directors approved the plan of distribution, and on April 26, 1995, the Company's stockholders received one share of RESI's common stock for every five shares of Common Stock owned of record on April 21, 1995. The Company has had no direct ownership interest in RESI since the Distribution. The hazardous waste services segment of the Company's business has been accounted for as a discontinued operation, and accordingly, the accompanying Consolidated Financial Statements of the Company for 1994 and 1993 have been restated to report separately the net assets and operating results of these discontinued operations. For further discussion of the Distribution, see Note 9 of Notes to Consolidated Financial Statements.

SEASONALITY

         The Company's solid waste operations can be adversely affected by extended periods of inclement weather, such as rain or snow, which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the expansion of the Company's landfill sites. The Company's electronic security services operations are not materially impacted by seasonality.

                        LIQUIDITY AND CAPITAL RESOURCES

         As previously discussed, the Company will continue to pursue acquisitions in the solid waste, electronic security services and other selected industries and anticipates financing acquisitions with the proceeds from the equity transactions mentioned below as well as through the issuance of Common Stock. Management believes that the Company currently has sufficient cash and access to the financial markets to fund current operations and make acquisitions. However, substantial additional capital may be necessary to fully implement the Company's aggressive acquisition program. Accordingly, the Company replaced its existing credit facility in December 1995 with a substantially larger credit facility of $250,000,000, the proceeds from which will be used, among other things, to make acquisitions and to expand the Company's operations. However, there can be no assurance that any additional financing will be available, or, in the event that it is, that it will be available in the amounts or terms acceptable to the Company.

CASH FLOWS FROM OPERATING ACTIVITIES

         The Company's net cash flows from operating activities increased slightly during 1995 as a result of an increase in operating cash generated by its ongoing business. The Company used its operating cash flows during 1995 to repay existing indebtedness and make capital expenditures. The Company has in the past made capital expenditures from cash on hand and operating cash flows and anticipates continuing to do so in 1996.

CASH FLOWS FROM INVESTING ACTIVITIES

         The Company made capital expenditures of approximately $48,885,000 during 1995 which included the purchase of new fixed assets, normal replacement of older property and the expansion of landfill sites. The Company also made expenditures of approximately $15,980,000 during 1995 related to the expansion of its electronic security services business through new installations and acquisitions of subscriber accounts. Management anticipates continuing to make capital expenditures for new equipment, upgrading existing equipment and facilities, the construction of new airspace and the installation of new security systems. The Company expects that these expenditures may increase in the future due to the internal growth of the Company and business combinations.

CASH FLOWS FROM FINANCING ACTIVITIES

         In August 1995, the Company issued and sold an aggregate of 8,350,000 shares of Common Stock and warrants to purchase an additional 16,700,000 shares of Common Stock to Mr. Huizenga, Westbury (Bermuda) Ltd. (a Bermuda corporation controlled by Michael G. DeGroote), Harris W. Hudson, and certain of their assigns for an aggregate purchase price of approximately $37,500,000. The warrants are exercisable at prices ranging from $4.50 to $7.00 per share. In August 1995, the Company issued and sold an additional 1,000,000 shares of Common Stock each to Mr. Huizenga and John J. Melk, for $13.25 per share for aggregate proceeds of approximately $26,500,000.

         In July 1995, the Company sold 5,400,000 shares of Common Stock in a private placement transaction for $13.25 per share resulting in net proceeds of approximately $69,000,000 after deducting expenses, fees and commissions. In September 1995, the Company sold 5,000,000 shares of Common Stock in an additional private placement transaction for $20.25 per share resulting in net proceeds of approximately $99,000,000.

         As a result of these transactions, the Company received approximately $232,000,000 in cash, a portion of which was used to repay all outstanding borrowings resulting in no long-term debt outstanding at December 31, 1995.

                              FINANCIAL CONDITION

         The Company believes that its financial condition is very strong and that it has the financial resources necessary to meet its anticipated financing needs. In addition to cash provided by operating activities and proceeds from the sales of Common Stock, the Company has availability under its new credit facility to fund internal growth and take advantage of acquisition opportunities.

WORKING CAPITAL

         Working capital at December 31, 1995 amounted to $142,891,000 as compared to a deficit of ($7,184,000) at December 31, 1994. The increase in working capital is primarily the result of cash proceeds received from the sales of Common Stock. The Company believes working capital may decline in 1996 to lower levels as additional capital is used for the continued growth and expansion of the Company's business.

         Accounts receivable at December 31, 1995 were $32,780,000 as compared to $21,610,000 at December 31, 1994. The increase is primarily attributed to the acquisition of HMC and internal growth within the Company.

         Other current assets, which consists primarily of inventory and notes receivable, were $10,980,000 at December 31, 1995 as compared to $5,043,000 at December 31, 1994. The increase is due primarily to the acquisition of HMC.

         Accounts payable and accrued liabilities were $33,791,000 at December 31, 1995 as compared to $21,452,000 at December 31, 1994. The increase is primarily due to the acquisition of HMC and the internal growth of the Company's business.

         Deferred revenue consists primarily of proceeds from the factoring of electronic security monitoring contracts by one of the Company's acquired security businesses. The use of factoring was discontinued by the Company subsequent to the date of acquisition. The current portion of deferred revenue amounted to $23,532,000 at December 31, 1995 as compared to $12,255,000 at December 31, 1994. The increase is primarily due to new installations of electronic security devices and related monitoring contracts.

PROPERTY AND EQUIPMENT, NET

         Property and equipment, net amounted to $187,461,000 at December 31, 1995 as compared to $134,506,000 at December 31, 1994. The increase is attributed primarily to the acquisition of HMC and increased capital expenditures resulting from internal growth and expansion.

INVESTMENT IN SUBSCRIBER ACCOUNTS, NET

         Investment in subscriber accounts, net represents capitalized direct labor and material costs associated with the installation of new electronic security systems and the cost of acquired subscriber accounts. Investment in subscriber accounts, net increased $17,347,000 during 1995 due to growth in electronic security system installations and acquisitions of subscriber accounts.

 INTANGIBLE ASSETS, NET

         Intangible assets, net increased $84,266,000 during 1995 as a result of the acquisition of HMC and other businesses during the year.

NET ASSETS OF DISCONTINUED OPERATIONS

         Net assets of discontinued operations decreased to zero at December 31, 1995 from $20,292,000 at December 31,1994 due to the spin-off of the hazardous waste services segment which was consummated in April 1995. For further discussion of the spin-off, see Note 9 of Notes to Consolidated Financial Statements.

LONG-TERM DEBT, INCLUDING CURRENT MATURITIES AND NOTES PAYABLE

         Long-term debt, including current maturities and notes payable decreased from $48,030,000 at December 31, 1994 to zero at December 31, 1995 due to the payoff of debt from the cash proceeds of sales of Common Stock.

STOCKHOLDERS' EQUITY

         Stockholders' equity increased $326,557,000 during 1995 primarily due to the sales of Common Stock and the acquisition of HMC and other businesses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                                        Page
                                                                                        ----
Report of Independent Certified Public Accountants
                                                                                         24

Consolidated Balance Sheets as of December 31, 1995 and 1994
                                                                                         25

Consolidated Statements of Operations for Each of the Three Years Ended
     December 31, 1995                                                                   26

Consolidated Statements of Stockholders' Equity for Each of the
    Three Years Ended December 31, 1995                                                  27

Consolidated Statements of Cash Flows for Each of the Three Years Ended
    December 31, 1995                                                                    28

Notes to Consolidated Financial Statements                                               29

Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves,
   For Each of the Three Years Ended December 31, 1995                                   45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Republic Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of Republic Industries, Inc. (a Delaware corporation, formerly Republic Waste Industries, Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
  March 26, 1996.

                           REPUBLIC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                 December 31,
                                                                                        -----------------------------

                                        ASSETS                                              1995               1994
                                                                                            ----               ----
    CURRENT ASSETS
             Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .       $  159,753         $   10,031
             Accounts receivable, less allowance for doubtful accounts of
                $1,846 and $1,055, respectively . . . . . . . . . . . . . . . . .           32,780             21,610
             Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            3,251              2,559
             Other current assets . . . . . . . . . . . . . . . . . . . . . . . .           10,980              5,043
                                                                                        ----------         ----------
                     TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . .          206,764             39,243
    Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .          187,461            134,506
    Investment in subscriber accounts, net of accumulated amortization
       of $11,446 and $6,977, respectively  . . . . . . . . . . . . . . . . . . .           41,540             24,193
    Intangible assets, net of accumulated amortization of $7,356 and $3,212,
       respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           99,871             15,605
    Net assets of discontinued operations . . . . . . . . . . . . . . . . . . . .                -             20,292
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,414              8,526
                                                                                        ----------         ----------
                     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .       $  542,050         $  242,365
                                                                                        ==========         ==========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
             Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       $   15,007         $   11,777
             Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .           18,784              9,675
             Current portion of deferred revenue  . . . . . . . . . . . . . . . .           23,532             12,255
             Current maturities of long-term debt and notes payable   . . . . . .                -             10,035
             Current portion of accrued environmental and landfill costs  . . . .            2,925              1,404
             Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .            3,625              1,281
                                                                                        ----------         ----------
                     TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . .           63,873             46,427
    Long-term debt and notes payable, net of current maturities . . . . . . . . .                -             37,995
    Deferred revenue, net of current portion  . . . . . . . . . . . . . . . . . .           18,012             20,353
    Accrued environmental and landfill costs, net of current portion  . . . . . .            8,386              8,244
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,359             11,510
    Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,033              8,006
                                                                                        ----------         ----------
                     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . .          105,663            132,535
                                                                                        ----------         ----------

    COMMITMENTS AND CONTINGENCIES                                                                -                  -

    STOCKHOLDERS' EQUITY
             Preferred stock, par value $0.01 per share; 5,000,000 shares
             authorized; none issued  . . . . . . . . . . . . . . . . . . . . . .                -                  -
             Common stock, par value $0.01 per share; 350,000,000 and
                100,000,000 shares authorized, respectively; 76,056,483 and
                45,313,715 issued, respectively . . . . . . . . . . . . . . . . .              760                453
             Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .          398,485            105,586
             Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .           37,142              4,464
             Notes receivable arising from stock purchase agreements  . . . . . .                -               (673)
                                                                                        ----------         ----------
                     TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . .          436,387            109,830
                                                                                        ----------         ----------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .       $  542,050         $  242,365
                                                                                        ==========         ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                           REPUBLIC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                                  Year Ended December 31,
                                                                      ---------------------------------------------

                                                                          1995              1994             1993
                                                                          ----              ----             ----
     Revenue . . . . . . . . . . . . . . . . . . . . . . . . . .      $   260,315        $  187,111      $  154,301

     Expenses:
              Cost of operations . . . . . . . . . . . . . . . .          169,559           123,877         104,720
              Selling, general and administrative  . . . . . . .           54,133            41,730          38,854
              Restructuring and unusual charges  . . . . . . . .                -                 -          10,040
                                                                      -----------        ----------      ----------
     Operating income  . . . . . . . . . . . . . . . . . . . . .           36,623            21,504             687

     Interest and other income . . . . . . . . . . . . . . . . .            5,691               989             712
     Interest expense  . . . . . . . . . . . . . . . . . . . . .           (5,630)           (4,222)         (2,685)
                                                                      -----------        ----------      ----------
     Income (loss) from continuing operations before income
        taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           36,684            18,271          (1,286)

     Income tax provision  . . . . . . . . . . . . . . . . . . .           13,472             3,839           1,187
                                                                      -----------        ----------      ----------
     Income (loss) from continuing operations  . . . . . . . . .           23,212            14,432          (2,473)

     Discontinued operations:
              Income (loss) from discontinued operations, net of
              income tax benefit of $193, $0 and $210,
              respectively . . . . . . . . . . . . . . . . . . .             (293)            2,684         (14,579)
                                                                      -----------        ----------      ----------
     Net income (loss) . . . . . . . . . . . . . . . . . . . . .      $    22,919        $   17,116      $  (17,052)
                                                                      ===========        ==========      ==========

     Primary earnings (loss) per common and common equivalent
        share:
              Continuing operations  . . . . . . . . . . . . . .      $      0.37        $     0.32      $    (0.05)
              Discontinued operations  . . . . . . . . . . . . .                -              0.06           (0.32)
                                                                      -----------        ----------      ----------
              Net income (loss)  . . . . . . . . . . . . . . . .      $      0.37        $     0.38      $    (0.37)
                                                                      ===========        ==========      ==========

     Fully diluted earnings (loss) per common and common
        equivalent share:
              Continuing operations  . . . . . . . . . . . . . .      $      0.35        $     0.32      $    (0.05)
              Discontinued operations  . . . . . . . . . . . . .                -              0.06           (0.32)
                                                                      -----------        ----------      ----------
              Net income (loss)  . . . . . . . . . . . . . . . .      $      0.35        $     0.38      $    (0.37)
                                                                      ===========        ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           REPUBLIC INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                                                                               Notes
                                                                                                             Receivable
                                                                                                              Arising
                                                                                         Retained              From
                                                                  Additional             Earnings              Stock
                                                  Common           Paid-In             (Accumulated          Purchase
                                                   Stock           Capital               Deficit)            Agreements
                                                 ---------        ----------           --------------       ------------
BALANCE AT DECEMBER 31, 1992  . . . . . .       $  454            $  102,463           $   12 ,398            $   (673)
   Contributions to capital from pooled
     entities . . . . . . . . . . . . . .            -                 2,890                     -                   -
   Distributions to former stockholders
     of acquired companies   . .  . . . .            -                     -                (3,078)                  -
   Other  . . . . . . . . . . . . . . . .            -                  (679)                 (418)                  -
   Net loss . . . . . . . . . . . . . . .            -                     -               (17,052)                  -
                                                ------            ----------           -----------            --------
BALANCE AT DECEMBER 31, 1993  . . . . . .          454               104,674                (8,150)               (673)
   Distributions to former stockholders
     of acquired companies  . . . . . . .            -                     -                (4,520)                  -
   Other  . . . . . . . . . . . . . . . .           (1)                  912                    18                   -
   Net income . . . . . . . . . . . . . .            -                     -                17,116
                                                ------            ----------           -----------            --------
BALANCE AT DECEMBER 31, 1994  . . . . . .          453               105,586                 4,464                (673)
   Sales of common stock  . . . . . . . .          208               231,823                     -                   -
   Stock issued in acquisitions   . . . .           86                82,897                     -                   -
   Exercise of stock options and                                                                                     -
     warrants, including tax benefit
     of $4,068  . . . . . . . . . . . . .           14                13,360                     -
   Payments received on notes . . . . . .            -                     -                     -                 673
   Reclassification of additional paid-in
     capital to effect the spin-off . . .            -               (36,305)               36,305                   -
   Spin-off of Republic Environmental
     Systems, Inc.  . . . . . . . . . . .            -                     -               (23,579)                  -
   Distributions to former stockholders
     of acquired companies  . . . . . . .            -                     -                (3,079)                  -
   Other  . . . . . . . . . . . . . . . .           (1)                1,124                   112                   -
   Net income   . . . . . . . . . . . . .            -                     -                22,919                   -
                                               -------            ----------           -----------            --------
BALANCE AT DECEMBER 31, 1995    . . . . .      $   760            $  398,485           $    37,142            $      -
                                               =======            ==========           ===========            ========


 The accompanying notes are an integral part of these consolidated financial statements.

                          REPUBLIC INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                         Year Ended December 31,
                                                                        -----------------------------------------------------
                                                                           1995              1994            1993
                                                                           ----              ----            ----
    CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
       Income (loss) from continuing operations   . . . . . . . .         $ 23,212          $ 14,432      $ (2,473)
       Adjustments to reconcile income (loss) from continuing
          operations to net cash provided by continuing operations:
          Restructuring and unusual charges   . . . . . . . . . .                -                -         10,040
          Depreciation, depletion and amortization  . . . . . . .           20,999            18,130        14,435
          Provision for doubtful accounts     . . . . . . . . . .            1,204               721           811
          Provision for accrued environmental and
             landfill costs   . . . . . . . . . . . . . . . . . .              400               377           215
          Gain on the sale of equipment   . . . . . . . . . . . .             (347)             (285)         (148)
       Changes in assets and liabilities, net of effects
          from business acquisitions:
          Accounts receivable   . . . . . . . . . . . . . . . . .           (5,582)           (3,403)       (2,765)
          Prepaid expenses and other assets   . . . . . . . . . .           (3,273)             (395)       (2,307)
          Accounts payable and accrued liabilities  . . . . . . .             (549)            2,263           (52)
          Income taxes payable  . . . . . . . . . . . . . . . . .            2,326               712          (772)
          Deferred revenue and other liabilities    . . . . . . .          (13,593)          (11,040)       (2,801)
                                                                          --------          --------       -------
          Net cash provided by continuing operations  . . . . . .           24,797            21,512        14,183
                                                                          --------          --------       -------
    CASH USED BY DISCONTINUED OPERATIONS    . . . . . . . . . . .             (261)             (736)       (4,360)
                                                                          --------          --------       -------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisitions, net of cash acquired    . . . . . .           (6,962)           (4,776)        (5,664)
       Purchases of property and equipment    . . . . . . . . . .          (48,885)          (21,217)       (12,109)
       Investment in subscriber accounts    . . . . . . . . . . .          (15,980)          (17,512)        (9,569)
       Other    . . . . . . . . . . . . . . . . . . . . . . . . .                -              (819)        (2,233)
                                                                          --------          --------       --------
       Net cash used in investing activities    . . . . . . . . .          (71,827)          (44,324)       (29,575)
                                                                          --------          --------       --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Sales of common stock  . . . . . . . . . . . . . . . . . .          232,031               -               -
       Exercise of stock options and warrants   . . . . . . . . .            9,306               -               -
       Capital contribution to Republic Environmental
         Systems, Inc. .  . . . . . . . . . . . . . . . . . . . .           (2,520)              -               -
       Payments of long-term debt and notes payable . . . . . . .          (83,344)          (16,474)       (14,552)
       Proceeds from long-term debt and notes payable . . . . . .           24,498            19,453         21,414
       Proceeds from financing arrangements   . . . . . . . . . .           24,747            27,070         15,473
       Distributions to former stockholders of acquired
        companies .  . . . . . . . . . . . . . . . . . . . . . .            (3,079)           (4,520)        (3,078)
       Other .  . . . . . . . . . . . . . . . . . . . . . . . . .           (4,626)           (1,240)           615
                                                                         ---------          --------       --------
       Net cash provided by financing activities .  . . . . . . .          197,013            24,289         19,872
                                                                         ---------          --------       --------
    INCREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . . . .          149,722               741            120
    CASH AND CASH EQUIVALENTS:
        BEGINNING OF PERIOD   . . . . . . . . . . . . . . . . . .           10,031             9,290          9,170
                                                                         ---------          --------       --------
        END OF PERIOD     . . . . . . . . . . . . . . . . . . . .        $ 159,753          $ 10,031       $  9,290
                                                                         =========          ========       ========

 The accompanying notes are an integral part of these consolidated financial statements.

                          REPUBLIC INDUSTRIES, INC.
                NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS
            (000'S OMITTED IN ALL TABLES EXCEPT PER SHARE AMOUNTS)


    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the accounts of Republic Industries, Inc. (formerly Republic Waste Industries, Inc.) and its wholly-owned subsidiaries ("Republic" or the "Company"). All significant intercompany accounts and transactions have been eliminated.
    In 1994, the Board of Directors authorized management to pursue a plan to distribute its hazardous waste services segment, Republic Environmental Systems, Inc. ("RESI"), to Republic stockholders. Accordingly, as discussed in Note 9, this segment has been accounted for as a discontinued operation and the accompanying Consolidated Financial Statements for 1994 and 1993 presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made in the preparation of the accompanying Consolidated Financial Statements are estimated future cost requirements for closure and post-closure monitoring and maintenance for the Company's solid waste facilities and estimated customer lives utilized in amortizing the investment in subscriber accounts with respect to the Company's electronic security services segment. Although the Company believes its estimates are appropriate, changes in assumptions utilized in preparing such estimates could cause these estimates to change in the near term.

         The accompanying Consolidated Financial Statements include the financial position and results of operations of Kertz Security Systems II, Inc. and Kertz Security Systems, Inc. (collectively, "Kertz"), with which the Company merged in August 1995; United Waste Service, Inc. ("United") and Southland Environmental Services, Inc. ("Southland"), with which the Company merged in October 1995; and J.C. Duncan Company, Inc. and affiliates ("Duncan"), Garbage Disposal Service, Inc. ("GDS"), Fennell Container Co., Inc. and affiliates ("Fennell") and Scott Security Systems and affiliates ("Scott"), with which the Company merged in November 1995. These transactions were accounted for under the pooling of interests method of accounting and, accordingly, the accompanying Consolidated Financial Statements have been restated as if the Company and Kertz, United, Southland, Duncan, GDS, Fennell and Scott (collectively, the "Pooled Entities") had operated as one entity since inception. See Note 2 for further discussion of these transactions.

         OTHER CURRENT ASSETS. Other current assets consist primarily of short-term notes receivable and inventories. Inventories consist principally of equipment parts, compost materials and supplies and are valued under a method which approximates the lower of cost (first-in, first-out) or market. At December 31, 1995 and 1994, other current assets included inventories of $3,794,000 and $3,360,000, respectively.

         PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in current operations.

                           REPUBLIC INDUSTRIES, INC.
           NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED

         The Company revises the estimated useful lives of property and equipment acquired through its business acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are: twenty to forty years for buildings and improvements, three to fifteen years for vehicles and equipment and five to ten years for furniture and fixtures.

         Landfills are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and develop the site. These costs are depleted based on consumed airspace. No general and administrative costs are capitalized as landfills and landfill improvements.

         A summary of property and equipment at December 31 is shown below:

                                                                              1995         1994
                                                                              ----         ----
          Land, landfills and improvements  . . . . . . . . . .            $  92,909     $ 84,864
          Vehicles and equipment  . . . . . . . . . . . . . . .              145,034       95,760
          Buildings and improvements  . . . . . . . . . . . . .               23,512       16,174
          Furniture and fixtures  . . . . . . . . . . . . . . .                7,907        6,496
                                                                           ---------     --------
                                                                             269,362      203,294
          Less accumulated depreciation, amortization
             and depletion  . . . . . . . . . . . . . . . . . .              (81,901)     (68,788)
                                                                           ---------     --------
                                                                           $ 187,461     $134,506
                                                                           =========     ========

         INVESTMENT IN SUBSCRIBER ACCOUNTS, NET. Investment in subscriber accounts, net consists of capitalized direct labor and material costs associated with new monitoring contracts installed by the Company's electronic security services business and the cost of acquired subscriber accounts.

         The costs are amortized over periods ranging from eight to twelve years based on the historical customer attrition rates. The amortization method applies the attrition rate (converted to an estimated useful life) to the entire net book value of the account base at the beginning of each period adjusted for additions and divestitures during the period.

         INTANGIBLE ASSETS. Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over the lesser of the estimated life or forty years on a straight-line basis. Amortization expense related to intangible assets was $2,241,000, $1,252,000 and $939,000 in 1995, 1994 and 1993, respectively.

         The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted net income over the remaining life of the intangible assets in measuring their recoverability.

         DEFERRED REVENUE. Deferred revenue consists primarily of proceeds from the factoring of electronic security monitoring contracts by one of the Company's acquired security businesses. The use of factoring was discontinued by the Company subsequent to the date of acquisition. Revenue is recognized over the period services are provided.

                          REPUBLIC INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


         ACCRUED ENVIRONMENTAL AND LANDFILL COSTS. Accrued environmental and landfill costs include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include costs to be incurred for final closure of the landfills and costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. Estimated aggregate closure and post-closure costs are to be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. Excluding existing accruals at the end of 1995, approximately $7,871,000 of such costs are to be expensed over the remaining lives of these facilities. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the United States Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. Environmental costs are accrued by the Company through a charge to income in the appropriate period for known and anticipated environmental liabilities.

         The Company periodically reassesses its method and assumptions used to estimate such accruals for environmental and landfill costs and adjusts such accruals accordingly. Such factors considered are changing regulatory requirements, the effects of inflation, changes in operating climates in the regions in which the Company's facilities are located and the expectations regarding costs of securing environmental services.

         As discussed in Note 7, the Company is involved in litigation and is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in additional litigation which are in the normal course of business.

         REVENUE RECOGNITION. The Company recognizes revenue in the period services are provided or products are sold.

         STATEMENTS OF CASH FLOWS. The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. The effect of non-cash transactions related to business combinations, as discussed in Note 2, and other non-cash transactions are excluded from the Statements of Cash Flows.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The book values of cash, trade accounts receivable, trade accounts payable and financial instruments included in other current assets and other assets approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method the Company's fair value of long-term debt was not significantly different than the stated value at December 31, 1995 and 1994.

         In the normal course of business, the Company has letters of credit, performance bonds and other guarantees which are not reflected in the accompanying Consolidated Balance Sheets. The Company's management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses to occur in connection with these financial instruments.

         CONCENTRATIONS OF CREDIT RISK. Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets in which the Company's services are provided, as well as their dispersion across many different geographic areas. As a result, at December 31, 1995, the Company does not consider itself to have any significant concentrations of credit risk.

         FUTURE ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires adoption in 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed. The Company believes the adoption of SFAS No. 121 will not have a material effect on the Company's financial condition or results of operations. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based

                           REPUBLIC INDUSTRIES, INC.
           NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED


Compensation", which requires adoption in 1996. SFAS No. 123 requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements and permits the adoption of a change in accounting for such arrangements. Changes in accounting for stock-based compensation are optional and the Company plans to adopt only the disclosure requirements in 1996.

2.  BUSINESS COMBINATIONS

         Businesses acquired through December 31, 1995 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through December 31, 1995 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

         In August 1995, the Company merged with Kertz, which provides electronic security monitoring and maintenance predominantly in the South Florida area. In October 1995, the Company merged with United and Southland. United provides solid waste collection, transfer and recycling services in the Atlanta, Georgia metropolitan area, and Southland provides solid waste collection services in the Northeast Florida area. In November 1995, the Company merged with Duncan, GDS, Fennell and Scott. Duncan provides solid waste collection and recycling services in the Dallas-Fort Worth metropolitan area and throughout west Texas and also operates two landfills. GDS provides solid waste collection and recycling services throughout western North Carolina. Fennell is a full-service solid waste management company, providing services in and around Charleston and Greenville, South Carolina and also owns a landfill. Scott is an electronic security alarm company, providing monitoring and maintenance services in Jacksonville, Orlando and Tallahassee, Florida, and other metropolitan areas in the southeastern United States, including Charlotte, North Carolina; Savannah, Georgia and Nashville, Tennessee. The Company issued an aggregate of 18,127,984 shares of the Company's common stock, $.01 par value per share, ("Common Stock") for the acquisitions of the Pooled Entities. These acquisitions were accounted for under the pooling of interests method of accounting and, accordingly, the accompanying Consolidated Financial Statements have been restated for all periods as if the Company and the Pooled Entities had operated as one entity since inception.

         Details of the results of operations of the Company and the Pooled Entities for the periods prior to the combinations are as follows:

                                                                Year Ended December 31,
                                                       ---------------------------------------
                                                          1995            1994         1993
                                                       ---------       ---------     ---------
Revenue:
  The Company . . . . . . . . . . . . . . . . . .      $  87,167       $  48,766     $  41,095
  Pooled Entities . . . . . . . . . . . . . . . .        173,148         138,345       113,206
                                                       ---------       ---------     ---------
                                                       $ 260,315       $ 187,111     $ 154,301
                                                       =========       =========     =========
Net income (loss) :
  The Company . . . . . . . . . . . . . . . . . .      $   8,794       $  11,187     $ (18,484)
  Pooled Entities . . . . . . . . . . . . . . . .         14,125           5,929         1,432
                                                       ---------       ---------     ---------
                                                       $  22,919       $  17,116     $ (17,052)
                                                       =========       =========     =========

         In August 1995, the Company acquired all of the outstanding shares of capital stock of Hudson Management Corporation and Envirocycle, Inc. (collectively, "HMC"). The purchase price paid by the Company was approximately $72,800,000 and consisted of 8,000,000 shares of Common Stock. HMC, as the third largest solid waste management company in Florida, provides solid waste collection and recycling services to commercial, industrial and residential customers. This acquisition, as well as several other minor business combinations from January 1, 1993 to December 31, 1995, have been accounted for under the purchase method of accounting.

                           REPUBLIC INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The Company's unaudited pro froma consolidated results of operations for the years ended December 31, assuming the acquisition of HMC had occurred at the beginning of each of the periods presented are as follows:


                                                                       1995                    1994
                                                                     ----------             ----------
         Revenue  . . . . . . . . . . . . . . . . . . . . . . .      $  293,516             $  235,114
                                                                     ==========             ==========

         Income from continuing operations before
            income taxes  . . . . . . . . . . . . . . . . . . .      $   38,058             $   21,836
                                                                     ==========             ==========

         Net income   . . . . . . . . . . . . . . . . . . . . .      $   24,064             $   16,642
                                                                     ==========             ==========

         Fully diluted earnings per common and common
            equivalent share    . . . . . . . . . . . . . . . .      $     0.34             $     0.31
                                                                     ==========             ==========

         Weighted average common and common
            equivalent shares   . . . . . . . . . . . . . . . .          70,475                 53,545
                                                                     ==========             ==========


         The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1994.

         The preliminary purchase price allocation for the HMC acquisition was as follows:

         Property and equipment   . . . . . . . . . . . . . . .       $  16,910
         Intangible assets  . . . . . . . . . . . . . . . . . .          71,110
         Working capital deficiency   . . . . . . . . . . . . .          (6,602)
         Long-term debt assumed   . . . . . . . . . . . . . . .          (8,618)
                                                                      ---------
         Common stock issued  . . . . . . . . . . . . . . . . .       $  72,800
                                                                      =========


          In February 1996, the Company acquired all of the outstanding capital stock of certain electronic security companies known as Denver Burglar Alarm ("Denver Alarm"). Denver Alarm is the oldest independent electronic security alarm company in the United States and provides installation, monitoring and maintenance services to approximately 27,000 residential and commercial accounts throughout Colorado.

         In February 1996, the Company acquired Incendere, Inc. and certain waste companies (collectively, "Schaubach") controlled by Dwight C. Schaubach. Schaubach provides solid waste collection and recycling services to more than 11,000 residential, commercial, and industrial customers in southeastern Virginia and eastern North Carolina and provides transportation of medical waste throughout the Mid-Atlantic states for more than 7,000 customers.

         The Company issued an aggregate of 2,914,452 shares of Common Stock to acquire Schaubach and Denver Alarm, both of which will be accounted for as pooling of interests business combinations.

                           REPUBLIC INDUSTRIES, INC.
           NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED


         The Company's unaudited pro forma consolidated results of operations, assuming the Denver Alarm and Schaubach mergers had been consummated as of December 31, 1995 are as follows:


                                                               Year Ended December 31,
                                                       ----------------------------------------
                                                         1995             1994          1993
                                                       ---------        --------     ---------
         Revenue  . . . . . . . . . . . .               $295,165        $218,173     $ 182,495
                                                        ========        ========     =========

         Net income (loss)    . . . . . . . . . .       $ 24,681        $ 19,533     $ (14,910)
                                                        ========        ========     =========

         Fully diluted earnings (loss) per common
            and common equivalent share   . . . .
                                                        $    .36        $    .40     $    (.31)
                                                        ========        ========     =========

         In March 1996, the Company acquired substantially all of the assets of Mid-American Waste Systems of Georgia, Inc. and affiliates ("Mid-American Georgia") for a purchase price of approximately $52,000,000. At closing, the Company issued an aggregate of 1,700,000 shares of Common Stock valued at approximately $46,750,000 and will settle the remaining balance within 60 days using additional Common Stock or cash. Mid-American Georgia owns and operates a landfill, provides solid waste collection and recycling services to commercial, residential and industrial customers, and operates two transfer stations, in certain areas of the greater metropolitan Atlanta, Georgia area. The acquisition of Mid-American Georgia will be accounted for under the purchase method of accounting.

3.       LONG-TERM DEBT AND NOTES PAYABLE

         In connection with the equity investment and private placement transactions, as discussed in Note 5, the Company received approximately $232,000,000 in cash, a portion of which was used to repay all outstanding borrowings.

         Long-term debt and notes payable at December 31, 1994 consisted of the following:

   Revolving credit facility, secured by the stock of the
    Company's subsidiaries, interest at prime or
    at a Eurodollar rate plus 1.5%, principal
    repaid in 1995  . . . . . . . . . . . . . . . . . . .  $  12,600
   Notes to banks and financial institutions, secured by
    equipment and other assets, interest ranging
    from 6.0% to 12.9%, principal
    repaid in 1995  . . . . . . . . . . . . . . . . . . .     28,815
   Other notes, secured by equipment and other assets,
    interest ranging from 4.0% to 16.93%,
    principal repaid in 1995  . . . . . . . . . . . . . .      6,615
                                                           ---------
                                                           $  48,030
    Less current maturities . . . . . . .                    (10,035)
                                                           ---------
                                                           $  37,995
                                                           =========

         In December 1995, the Company entered into a credit agreement (the "Credit Agreement") with certain banks pursuant to which such banks have agreed to advance the Company on an unsecured basis an aggregate of $250,000,000 for a term of 36 months. Outstanding advances, if any, are payable at the expiration of the 36-month term. At December 31, 1995, the Company had standby letters of credit of $5,386,000 which reduce availability under this facility. The Credit Agreement requires, among other items, that the Company maintain certain financial ratios and comply with certain financial

                           REPUBLIC INDUSTRIES, INC.
           NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED


covenants. Interest is payable monthly and generally determined using either a competitive bid feature or a LIBOR based rate. As of December 31, 1995, the Company was in compliance with all covenants under the Credit Agreement.

         The Company made interest payments of approximately $5,428,000, $4,152,000 and $2,422,000 in 1995, 1994 and 1993, respectively.

4.  INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

         The Company files a consolidated federal income tax return which includes the operations of the Pooled Entities for periods subsequent to the dates of the acquisitions. The Pooled Entities each file a "short-period" federal tax return through their respective acquisition dates. Certain of the Pooled Entities were subchapter S corporations for income tax purposes prior to their acquisition by the Company. For purposes of these Consolidated Financial Statements, federal and state income taxes have been provided as if these companies had filed subchapter C corporation tax returns for the pre-acquisition periods, and the current income tax expense is reflected as an increase to additional paid-in capital. The subchapter S corporation status of these companies was terminated effective with the closing date of the acquisitions.

         The components of the income tax provision related to continuing operations for the years ended December 31 are shown below:

                                                                      1995           1994             1993
                                                                    --------       -------         ---------
         Current:
            Federal . . . . . . . . . . . . . . . . . . .           $ 10,333       $ 3,973         $ 1,664

            State . . . . . . . . . . . . . . . . . . . .                944           618             279
                                                                    --------       -------         -------
                                                                      11,277         4,591           1,943

         Federal deferred . . . . . . . . . . . . . . . .              4,587         2,453          (1,998)

         Tax reserve adjustments  . . . . . . . . . . . .             (2,392)       (1,963)              -

         Change in valuation allowance  . . . . . . . . .                  -        (1,242)          1,242
                                                                    --------       -------         --------

         Income tax provision . . . . . . . . . . . . . .           $ 13,472       $ 3,839         $ 1,187
                                                                    ========       =======         ========

         Net operating loss carryforwards are recognized under SFAS No. 109 unless it is more likely than not that they will not be realized. In 1993, the Company recorded a $1,242,000 valuation allowance related to the realization of deferred tax assets generated as a result of the 1993 restructuring and unusual charges. This valuation allowance was recorded due to the uncertainty surrounding the future utilization of such deferred tax assets. In 1994, the valuation allowance was eliminated based on the expected realization of such deferred tax assets.

         In the years immediately following an acquisition, the Company provides income taxes at the statutory income tax rate applied to pre-tax income. As part of its tax planning to reduce effective tax rates and cash outlays for taxes, the Company employs a number of strategies such as combining entities to reduce state income taxes, claiming tax credits not previously claimed and recapturing taxes previously paid by acquired companies. At such time as these reductions in the Company's deferred tax liabilities are determined to be realizable, the impact of the reduction is recorded as tax reserve adjustments in the tax provision.

                          REPUBLIC INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31 is shown below:

                                                                       1995             1994            1993
                                                                       ----             ----            ----
           Statutory federal income tax rate . . . . . . .             35.0%            34.0%           34.0%
           Amortization of goodwill  . . . . . . . . . . .              1.3               .5           (11.6)
           State income taxes, net of federal benefit  . .              2.4              3.0           (30.6)
           Tax reserve adjustments . . . . . . . . . . . .             (2.3)           (10.7)           24.9
           Change in valuation allowance . . . . . . . . .               -              (6.2)         (151.1)
           Other, net  . . . . . . . . . . . . . . . . . .               .3              0.4            42.1
                                                                       ----            -----          ------
             Effective tax rate  . . . . . . . . . . . . .             36.7%            21.0%          (92.3%)
                                                                       ====            =====          ======

         Components of the net deferred income tax liability at December 31 are shown below:

                                                                                  1995               1994
                                                                                  ----               ----
         Deferred income tax liabilities:
             Book basis in property over tax basis . . . . . . . . .              $23,064          $22,930
             Deferred costs  . . . . . . . . . . . . . . . . . . . .                8,067            8,954
                                                                                  -------          -------
                                                                                   31,131           31,884
                                                                                  -------          -------
         Deferred income tax assets:
             Net operating losses  . . . . . . . . . . . . . . . . .               (3,837)          (5,186)
             Deferred revenue  . . . . . . . . . . . . . . . . . . .              (10,353)         (11,240)
             Accrued environmental and landfill costs  . . . . . . .               (2,842)          (2,761)
             Accruals not currently deductible . . . . . . . . . . .                 (740)          (1,187)
                                                                                  -------          -------
                                                                                  (17,772)         (20,374)
                                                                                  -------          -------
         Valuation allowance . . . . . . . . . . . . . . . . . . . .                    -                -
                                                                                  -------          -------

         Net deferred income tax liability . . . . . . . . . . . . .              $13,359          $11,510
                                                                                  =======          =======

         At December 31, 1995, the Company had available federal net operating loss carryforwards of approximately $11,000,000 which begin to expire in the year 2006.

         The Company made income tax payments of approximately $4,839,000, $2,278,000 and $1,260,000 in 1995, 1994 and 1993, respectively.

5.  STOCKHOLDERS' EQUITY

         In August 1995, the Company sold an aggregate of 8,350,000 shares of Common Stock and warrants to purchase an additional 16,700,000 shares of Common Stock to H. Wayne Huizenga, Westbury (Bermuda) Ltd. (A Bermuda corporation controlled by Michael G. DeGroote, former Chairman of the Board, President and Chief Executive Officer of Republic), Harris W. Hudson, and certain of their assigns for an aggregate purchase price of $37,500,000. Mr. Huizenga is the Chairman of the Board and Chief Executive Officer of the Company; Mr. DeGroote is the Vice Chairman of the Board of the Company and Mr. Hudson is President and a Director of the Company. The warrants are exercisable at prices ranging from $4.50 to $7.00 per share. In August 1995, the Company issued and sold an additional 1,000,000 shares of Common Stock each to Mr. Huizenga and John J. Melk (a Director of the Company) for $13.25 per share for aggregate proceeds of approximately $26,500,000.

         In July 1995, the Company sold 5,400,000 shares of Common Stock in a private placement transaction for $13.25 per share, resulting in net proceeds of approximately $69,000,000 after deducting expenses, fees and commissions. In

                           REPUBLIC INDUSTRIES, INC.
           NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED


September 1995, the Company sold 5,000,000 shares of Common Stock in an additional private placement transaction for $20.25 per share resulting in net proceeds of approximately $99,000,000.

         As a result of the transactions discussed above, the Company received approximately $232,000,000 in cash proceeds. The Company used a portion of these proceeds to repay all outstanding borrowings under its revolving line of credit facility and the debt of the Pooled Entities.

         The Company has 5,000,000 authorized shares of preferred stock, $.01 par value per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

6.  STOCK OPTIONS AND WARRANTS

         The Company has various stock option plans under which shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Common Stock at the date of grant.

       A summary of stock option and warrant transactions for the years ended December 31 is as follows:


                                                       1995              1994           1993
                                                     ---------         --------       --------
       Options and warrants outstanding
           at beginning of year   . . . . . . . .       3,393            3,197         7,427
       Granted  . . . . . . . . . . . . . . . . .      22,437              376         1,017
       Exercised  . . . . . . . . . . . . . . . .      (1,402)               -             -
       Canceled   . . . . . . . . . . . . . . . .        (161)            (180)         (332)
       Expired  . . . . . . . . . . . . . . . . .           -                -        (4,915)
                                                      -------           ------        ------
       Options and warrants outstanding at
           end of year  . . . . . . . . . . . . .      24,267            3,393         3,197
                                                      =======           ======        ======

       Average price of options and warrants
           exercised  . . . . . . . . . . . . . .     $  8.03           $    -         $    -
       Average price of options and warrants
           outstanding at end of year   . . . . .     $  9.54           $ 7.60        $ 7.97
       Prices of options and warrants                 $  2.50 to        $ 2.50 to     $ 2.50 to
           outstanding at end of year  . .  . . .     $ 31.00           $14.50        $14.50
       Vested options and warrants at end of
           year   . . . . . . . . . . . . . . . .      19,519            1,828         1,400
       Options available for future grants at
           end of year  . . . . . . . . . . . . .       2,172            2,849         2,845

7.  COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS. On May 3, 1991, the Company filed an action against G.I. Industries, Inc. ("GI"), Manuel Asadurian, Sr. and Mike Smith in the United States District Court for the Central District of California (the "Court"). The Company requested a declaratory judgment that it did not anticipatorily breach a merger agreement (the "Merger Agreement") between the Company and GI and that the Merger Agreement had been properly terminated. The Company also sought to recover $600,000 from GI, plus interest and costs, with respect to a certain financial guaranty provided by the Company in 1990 for the benefit of GI. In response to the Company's action, GI filed a counterclaim alleging that the Company breached the Merger Agreement and that it had suffered damages in excess of $16,000,000. In August 1993, the Court rendered a ruling in favor of the Company which

                           REPUBLIC INDUSTRIES, INC.
           NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED


GI appealed. In March 1995, the United States Court of Appeals for the Ninth Circuit (the "Court of Appeals") vacated the August 1993 decision and remanded the case for further proceedings. The Court has commenced proceedings that may lead to a trial on damages.

         Subsequent to the commencement of the Company's litigation in this matter, GI filed for protection under Chapter 11 of the Bankruptcy Code. The Company is a secured creditor and anticipates a complete recovery of the $600,000 it is owed from GI, plus interest and costs.

         Western Waste Industries, Inc. ("Western") filed an action against the Company and others on July 20, 1990 alleging various causes of action including interference with business relations and seeks $24,000,000 in damages. The lawsuit stems from Western's attempts to acquire Best Pak Disposal, Inc. This case is currently scheduled for trial in May 1996.

         The Company's solid waste and environmental services activities are conducted in the context of a developing and changing statutory and regulatory framework, aggressive government enforcement and a highly visible political environment. Governmental regulation of the waste management industry requires the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures which may be required to obtain or retain the applicable permits or comply with applicable regulations could be significant.

         In 1992, the Company received notices from Imperial County, California (the "County") and the California Department of Toxic Substances Control ("DTSC") that spent filter elements (the "Filters") from geothermal power plants, which had been deposited at the Company's Imperial Landfill for approximately five years, were classified as hazardous waste under California environmental regulations. Under United States EPA regulations, the Filters are not deemed hazardous waste as they are associated with the production of geothermal energy.

         The Company is currently conducting active discussions with all appropriate California regulatory agencies in order to obtain a variance under California regulations to reclassify the Filters as a special waste so they may be left in the landfill. If this occurs, the State, regional and local regulatory agencies may nevertheless require that the affected area of the landfill be capped and closed. In the event that the variance is not granted, remedial measures may be required based on the Filters' classification as a California hazardous waste. One of those measures could include the removal of the Filters or the closure of a portion of the landfill.

         Management is currently unable to determine (i) whether the waste will ultimately be classified as hazardous, (ii) if so, what action, if any, will be required as a result of this issue or (iii) what liability, if any, the Company will have as a result of this inquiry. In January 1994, the Company filed suit against the known past and present owners and operators of the geothermal power plants for all losses, fines and expenses the Company incurs associated with the resolution of this matter,

                           REPUBLIC INDUSTRIES, INC.
           NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED


including loss of airspace at the landfill, in the United States District Court for the Southern District of California, alleging claims for CERCLA response costs recovery and intentional misrepresentation among other claims. The Company seeks to recover actual expenses and punitive damages. Discovery in this mattter has been stayed until November 1996, at which time the Company expects to be able to quantify more accurately the level of damages it has suffered. The Company believes it will prevail, but no amounts have been accrued for any recovery of damages.

         While the results of the legal and environmental proceedings described above and other proceedings which arose in the normal course of business cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's results of operations or consolidated financial position. However, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations for the quarterly periods in which they are resolved.

         LEASE COMMITMENTS. The Company and its subsidiaries lease portions of their premises and certain equipment under various operating lease agreements. At December 31, 1995, total minimum rental commitments becoming payable under all operating leases are as follows:

         1996 . . . . . . . . . . . . . . . . . . . . . . .  $ 1,769
         1997 . . . . . . . . . . . . . . . . . . . . . . .  $ 1,189
         1998 . . . . . . . . . . . . . . . . . . . . . . .  $   659
         1999 . . . . . . . . . . . . . . . . . . . . . . .  $   384
         2000 . . . . . . . . . . . . . . . . . . . . . . .  $   119
         Thereafter . . . . . . . . . . . . . . . . . . . .  $    94

Total rental expense incurred under operating leases was $3,990,000, $3,318,000 and $2,344,000 in 1995, 1994 and 1993, respectively.

8.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings per common and common equivalent share are based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing earnings per common and common equivalent share, the Company currently utilizes the modified treasury stock method and in the prior years used the treasury stock method. When using the modified treasury stock method, the proceeds from the assumed exercise of all warrants and options are assumed to be applied to first purchase 20% of the outstanding common stock, then to reduce outstanding indebtedness and the remaining proceeds are assumed to be invested in U.S. government securities or commercial paper.

                          REPUBLIC INDUSTRIES, INC.
          NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED


         The computations of weighted average common and common equivalent shares used in the calculation of primary and fully diluted earnings per share for the years ended December 31 are presented below :

                                                                     1995            1994              1993
                                                                   --------        --------          -------
Primary:
   Common shares outstanding  . . . . . . . . . . . . . .           76,056           45,314           45,476
   Common equivalent shares . . . . . . . . . . . . . . .           26,552               82              160
   Weighted average treasury shares purchased . . . . . .           (7,101)             149                -
   Effect of using weighted average common and common
       equivalent shares outstanding  . . . . . . . . . .          (33,150)               -                -
                                                                   -------           ------           ------
                                                                    62,357           45,545           45,636
                                                                   =======           ======           ======

Fully diluted:
   Common shares outstanding  . . . . . . . . . . . . . .           76,056           45,314           45,476
   Common equivalent shares . . . . . . . . . . . . . . .           26,552               82              160
   Weighted average treasury shares purchased . . . . . .           (3,823)             149                -
   Effect of using weighted average common and common
       equivalent shares outstanding. . . . . . . . . . .          (33,000)               -                -
                                                                   -------           ------           ------
                                                                    65,785           45,545           45,636
                                                                   =======           ======           ======

9.  DISCONTINUED OPERATIONS

         In 1994, the Company announced the contemplation of a plan to spin-off RESI, its hazardous waste services segment. This segment of the Company's business has been accounted for as a discontinued operation and, accordingly, the Company restated its Consolidated Financial Statements presented prior to that date to report separately the operating results of these discontinued operations. In April 1995, Republic stockholders received one share of common stock of RESI for every five shares of Common Stock of Republic owned on April 21, 1995 in connection with the spin-off of RESI. Approximately 5,400,000 RESI shares were distributed to Republic stockholders (the "Distribution"). Revenue of the discontinued operations of RESI was $12,148,000, $46,599,000 and $61,617,000 in 1995, 1994 and 1993, respectively. The net income (loss) of the discontinued operations of RESI was ($ 293,000), $2,684,000 and ($14,579,000) in 1995, 1994 and 1993, respectively.

         In connection with the Distribution, the Company entered into a distribution agreement with RESI which sets forth the terms of the Distribution. Under this agreement, Republic contributed the intercompany balance to RESI's equity at the date of the Distribution. In April 1995, Republic contributed approximately $2,500,000 to RESI to repay RESI's indebtedness and to provide working capital to RESI. Additionally, the Company reclassified approximately $36,300,000 to retained earnings from additional paid-in capital to effect the spin-off under Delaware law. As a result of these transactions, the Company's equity at the date of the Distribution was reduced by approximately $23,600,000.

10. RESTRUCTURING AND UNUSUAL CHARGES

         In the fourth quarter of 1993, the Company recorded restructuring and unusual charges of $10,040,000 based on the Company's reevaluation of each of its solid waste operations. As a result of this reevaluation, the Company decided to close one of its facilities due to low waste volumes and abandon its permitting effort at another facility because of limited market opportunity in that area and delays in the permitting process. In accordance with industry standards, the Company

                           REPUBLIC INDUSTRIES, INC.
           NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED


provides for closure and post-closure over the life of a facility.
Accordingly, the Company fully provided for these costs on the closed facility. The provision for closure and post-closure and the write-off of property and equipment and accumulated permitting costs associated with these facilities
totaled $6,600,000.   In conjunction with the reevaluation, the Company also
decided to terminate certain contracts and employees. Costs related to employee relocations and terminations and other contract terminations totaled $1,200,000. In addition, the Company also reevaluated its exposure related to litigation and environmental matters and provided additional accruals aggregating $2,200,000 for the costs to defend or settle certain litigation and environmental matters.

11.  OPERATIONS BY INDUSTRY SEGMENT

         The Company is a diversified services company which primarily provides integrated solid waste disposal, collection and recycling services to public and private sector customers through residential, commercial and industrial service. The Company also is engaged in the electronic security services business, which consists of the sale, installation and maintenance of electronic security systems for commercial and residential use as well as the continuous electronic monitoring of installed security systems.

         The following tables present financial information regarding the Company's different industry segments for the years ended December 31:

                                                                 1995               1994              1993
                                                              ----------         ----------        ----------
 Revenue:
         Solid waste services  . . . . . . . . . . . . .      $ 226,815           $ 161,237        $ 133,711
         Electronic security services  . . . . . . . . .         33,500              25,874           20,590
                                                              ---------           ---------        ---------
                                                              $ 260,315           $ 187,111        $ 154,301
                                                              =========           =========        =========
 Operating income (loss):
         Solid waste services  . . . . . . . . . . . . .      $  31,503           $  22,661        $   3,376
         Electronic security services  . . . . . . . . .          5,120              (1,157)          (2,689)
                                                              ---------           ---------        ---------
                                                              $  36,623           $  21,504        $     687
                                                              =========           =========        =========

 Depreciation, depletion and amortization:
         Solid waste services  . . . . . . . . . . . . .      $  16,162           $  14,161        $  12,229
         Electronic security services  . . . . . . . . .          4,837               3,969            2,206
                                                              ---------           ---------        ---------
                                                              $  20,999           $  18,130        $  14,435
                                                              =========           =========        =========

 Capital expenditures and investment in subscriber accounts:
         Solid waste services  . . . . . . . . . . . . .      $  47,561           $  20,592        $  11,104
         Electronic security services  . . . . . . . . .         17,304              18,137           10,574
                                                              ---------           ---------        ---------
                                                              $  64,865           $  38,729        $  21,678
                                                              =========           =========        =========

 Assets:
         Solid waste services  . . . . . . . . . . . . .      $  503,308          $ 193,079        $ 172,248
         Electronic security services  . . . . . . . . .          38,742             28,994           14,753
         Net assets of discontinued operations . . . . .               -             20,292           16,872
                                                              ----------          ---------        ---------

                                                              $  542,050          $ 242,365        $ 203,873
                                                              ==========          =========        =========

                           REPUBLIC INDUSTRIES, INC.
           NOTES  TO CONSOLIDATED  FINANCIAL  STATEMENTS - CONTINUED


12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1995 and 1994.

                                                        FIRST         SECOND        THIRD          FOURTH
                                                       QUARTER        QUARTER      QUARTER         QUARTER
                                                       -------        -------      -------         -------
         Revenue                         1995          $ 54,481       $ 60,593     $ 70,133        $ 75,108
                                         1994          $ 42,189       $ 46,483     $ 48,047        $ 50,392

         Gross profit                    1995          $ 19,203       $ 20,739     $ 21,460        $ 29,354
                                         1994          $ 14,085       $ 14,771     $ 16,731        $ 17,647

         Income from continuing          1995          $  3,794       $  3,917     $  4,916        $ 10,585
           operations                    1994          $  2,252       $  3,681     $  4,459        $  4,040

         Net income                      1995          $  4,302       $  3,917     $  4,916        $  9,784
                                         1994          $  2,106       $  4,508     $  5,447        $  5,055

         Earnings per share from         1995          $   0.08       $   0.09     $   0.07        $   0.11
           continuing operations         1994          $   0.05       $   0.08     $   0.10        $   0.09


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                   PART III.

         The information required by Items 10, 11, 12 and 13 of Part III will be set forth in the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)  Financial Statements of the Company are set forth in Part II,
              Item 8.

         (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 1995 is submitted herewith.

         (3)  Exhibits - (See the Index to Exhibits included elsewhere herein).


(b) Form 8-K dated October 17, 1995 relating to the Company's merger with Southland Environmental Services, Inc. and the reporting of certain financial information for registration statement purposes.

         Form 8-K dated October 31, 1995 relating to the Company's Merger Agreements and pending mergers with Garbage Disposal Service, Inc., J.C. Duncan Company, Inc. and its affiliates, and Fennell Container Co., Inc. and related companies.

         Form 8-K/A dated November 30, 1995 reporting the consummation of the mergers with J.C. Duncan Company, Inc., Garbage Disposal Service, Inc., Fennell Container Co., Inc. and Scott Security Systems.

         Form 8-K dated February 14, 1996 relating to the Company's Merger Agreements and pending mergers with The Denver Fire Reporter and Protective Co. and the Schaubach Companies.

         Form 8-K/A dated February 27, 1996 reporting the consummation of the mergers with The Denver Fire Reporter and Protective Co. and the Schaubach Companies.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                REPUBLIC INDUSTRIES, INC.


                                             By:/s/ H. WAYNE HUIZENGA
                                                -------------------------------
                                                H. Wayne Huizenga
                                                Chairman of the Board and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




         Signature                                     Title                                   Date
         ---------                                     -----                                   -----
/s/ H. Wayne Huizenga                       Chairman of the Board and                      March 28, 1996
--------------------------------              Chief Executive Officer
H. Wayne Huizenga                             (Principal Executive Officer)



/s/ Harris W. Hudson                        President and Director                         March 28, 1996
--------------------------------
Harris W. Hudson


/s/ Gregory K. Fairbanks                    Executive Vice President and                   March 28, 1996
--------------------------------              Chief Financial Officer
Gregory K. Fairbanks                          (Principal Financial Officer)



/s/ Michael R. Carpenter                    Vice President and Corporate Controller        March 28, 1996
--------------------------------              (Principal Accounting Officer)
Michael R. Carpenter


/s/ Michael G. DeGroote                     Vice Chairman of the Board                     March 28, 1996
--------------------------------
Michael G. DeGroote


/s/ J.P. Bryan                              Director                                       March 28, 1996
--------------------------------
J.P. Bryan


/s/ Rick L.Burdick                          Director                                       March 28, 1996
--------------------------------
Rick L. Burdick


/s/ John J. Melk                            Director                                       March 28, 1996
--------------------------------
John J. Melk


/s/ George D. Johnson, Jr.                  Director                                       March 28, 1996
--------------------------------
George D. Johnson, Jr.



                           REPUBLIC INDUSTRIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN THOUSANDS)
=============================================================================

                                      Balance                                                      Balance
                                        at          Additions         Accounts                     at End
                                     Beginning     Charged to         Written                        of
         Classifications             of Year         Income             Off       Other(1)          Year
         ---------------           --------------  -------------    ----------------------        ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

      1995  . . . . . . . . . .    $ 1,055         $  1,204         $   (1,034)    $  621          $ 1,846

      1994  . . . . . . . . . .    $ 1,016         $    721         $     (686)    $    4          $ 1,055

      1993  . . . . . . . . . .    $   904         $    811         $     (782)    $   83          $ 1,016

---------

      (1) Allowance of acquired businesses.

                                 EXHIBIT INDEX

Exhibit
  No.                         Description of Exhibit
-------                       ----------------------

2.1* Agreement and Plan of Merger and Reorganization, dated May 30, 1991, by and between Republic Waste Industries, Inc., an Oklahoma corporation, and Republic Waste Industries, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

3.1* First Amended and Restated Certificate of Incorporation of Republic Waste Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3, No. 33-62489 and to Exhibit 3.2 to the Registrant's Registration Statement on Form S-3, No. 33-65289).

3.2**    Bylaws of Republic Industries, Inc., as amended to date.

10.1* Republic Waste Industries, Inc. 1990 Stock Option and Stock Purchase Plan (incorporated by reference to Exhibit 10.1(a) to the Registrant's Registration Statement on Form S-1, No. 33-37191).

10.2* Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1(b) to the Registrant's Registration Statement on Form S-1, No. 33-37191).

10.3* Letter Agreement, dated March 18, 1991, by and among MGD Holdings Ltd., Republic Waste Industries, Inc., Tom J. Fatjo, Jr., Republic Investors, Ltd., Investors, Inc., Robert Alpert, First Financial Environmental Investors, Pete Boyas, James D. Lee, Richard K. Reiling, William M. DeArman, Frank C. Payton, David C. Payton and Richard Morton. (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

10.4* Warrant to Purchase 1,150,000 Shares of Republic Waste Industries, Inc. Common Stock issued to MGD Holdings Ltd. (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, No. 33-42530).

10.5* Stock Exchange Agreement between Republic Waste Industries, Inc. and MGD Holdings Ltd. (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, No. 33-42530).

10.6* Republic Waste Industries, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.7*    Form of Stock Option Agreement (incorporated by reference to Exhibit
         10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.8* Form of Warrant to purchase 300,000 shares of Republic Waste Industries, Inc. Common Stock, issued to Donald E. Koogler (incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.9* Agreement of Settlement and Mutual Release by and among Republic Waste Industries, Inc. and Michael G. DeGroote, Donald E. Koogler, Gary W. DeGroote, Kevin J. Comeau, Rick L. Burdick, Douglas R. Gowland, Lance
         R. Ruud, August C. Schultes, III, Mark S. Alsentzer, Gary J. Ziegler, Eugene J. Kerins, Edward A. Schultes, Richard J. Schultes, Peter Schultes, Barbara Schultes ITF Elizabeth Schultes (Minor), Barbara Schultes ITF Deborah Schultes (Minor) and August C. Schultes, IV, dated as of January 29, 1994 (incorporated by reference to Exhibit
         10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

10.10* Form of Warrant to purchase 100,000 shares of Republic Waste Industries, Inc. Common Stock issued to MGD Holdings Ltd. (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.11* Form of Warrant to purchase 50,000 shares of Republic Waste Industries, Inc. Common Stock issued to J.P. Bryan (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.12* Form of Warrant to purchase 50,000 shares of Republic Waste Industries, Inc. Common Stock issued to Rick L. Burdick (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.13* Distribution Agreement, dated February 14, 1995, by and between Republic Waste Industries, Inc. and Republic Environmental Systems, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14* Stock Purchase Agreement, dated May 21, 1995, by and between H. Wayne Huizenga and Republic Waste Industries, Inc. (incorporated by reference to Exhibit (c)(1) to the Registrant's Current Report on Form 8-K/A, dated July 17, 1995).

10.15* Agreement and Plan of Merger, dated May 21, 1995, by and among Republic Waste Industries, Inc., Republic Hudson Acquisition Corporation, Hudson Management Corporation and Harris W. Hudson and Bonnie J. Hudson (incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K/A, dated July 17, 1995).

10.16* Agreement and Plan of Merger, dated May 21, 1995, by and among Republic Waste Industries, Inc., Republic Hudson Acquisition Corporation, Envirocycle, Inc. and Harris W. Hudson and Bonnie J. Hudson (incorporated by reference to Exhibit (c)(3) to the Registrant's Current Report on Form 8-K/A, dated July 17, 1995).

10.17* Stock Purchase Agreement, dated May 21, 1995, by and between Harris W. Hudson and Republic Waste Industries, Inc. (incorporated by reference to Exhibit (c)(4) to the Registrant's Current Report on Form 8-K/A, dated July 17, 1995).

10.18* Stock Purchase Agreement, dated May 21, 1995, by and between Westbury (Bermuda) Ltd. and Republic Waste Industries, Inc. (incorporated by reference to Exhibit (c)(5) to the Registrant's Current Report on Form 8-K/A, dated July 17, 1995).

10.19* Proxy, dated as of May 21, 1995, by MGD Holdings Ltd., in favor of H. Wayne Huizenga (incorporated by reference to Exhibit (c)(6) to the Registrant's Current Report on Form 8-K/A, dated July 17, 1995).

10.20* Stockholder Stock Option Agreement, dated as of May 21, 1995, by MGD Holdings Ltd., in favor of H. Wayne Huizenga (incorporated by reference to Exhibit (c)(7) to the Registrant's Current Report on Form 8-K/A, dated July 17, 1995).

10.21* First Amendment to Stock Purchase Agreement, dated July 17, 1995, by and between Republic Waste Industries, Inc. and H. Wayne Huizenga (incorporated by reference to Exhibit (c)(8) to the Registrant's Current Report on Form 8-K/A, dated July 17, 1995).

10.22* Republic Waste Industries, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, No. 33-63209).

10.23* Republic Waste Industries, Inc. 1995 Non-employee Director Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, No. 33-63209).

10.24* Merger Agreement, dated August 24, 1995, by and among Republic Waste Industries, Inc., RS Mergersub, Inc., Southland Environmental Services, Inc., Felix A. Crawford, Individually and as Trustee of the Felix A. Crawford Revocable Living Trust, and CFP, Ltd. (incorporated by reference to Exhibit (c)(1) to the Registrant's Current Report on Form 8-K, dated August 24, 1995).

10.25* Merger Agreement, dated as of August 24, 1995, by and among Republic Waste Industries, Inc., RKSA, Inc., RKSA II, Inc., Kertz Security Systems, Inc., Kertz Security System II, Inc., Leon W. Brauser, Michael Brauser, Robert Brauser and Joel Brauser (incorporated by reference to Exhibit (c)(2.1) to the Registrant's Current Report on Form 8-K, dated August 28, 1995).

10.26* First Amendment to Merger Agreement, dated as of October 17, 1995, to the Merger Agreement, dated August 24, 1995, by and among Republic Waste Industries, Inc., RS Mergersub, Inc., Southland Environmental Services, Inc., Felix A. Crawford, Individually and as Trustee of the Felix A. Crawford Revocable Living Trust, and CFP, Ltd. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated October 17, 1995).

10.27* Merger Agreement, dated as of October 31, 1995, by and among Republic Waste Industries, Inc., RWI/GDS Mergersub, Inc., Garbage Disposal Service, Inc., Lee G. Brown and Mina Brown McLean (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated October 31, 1995).

10.28* Merger Agreement, dated as of November 11, 1995, by and among Republic Waste Industries, Inc., RWI/JCD Inc., RWI/Grand Inc., RWI/Trashaway Inc., RWI/Tos-It Inc., RWI/WestTex Inc., RWI Pantego I Inc., RWI/Pantego II Inc., J.C. Duncan Company, Inc., Arlington Disposal Company, Inc., Grand Prairie Disposal Company, Inc., Trashaway Services, Inc., Tos-It Service Company, Inc., Wes Tex Waste Services, Inc., Pantego Service Company, Pantego I, Inc., Pantego II, Inc., E & E Truck Leasing, Ltd., EETL I, Inc., EETL II, Inc., Robert
         C. Duncan, Janette T. Duncan, Dan R. Duncan, Debra A. Duncan, DeeDee Duncan Elliot, George Martin Duncan, Melinda Duncan Vince and Robert
         C. Duncan as Trustee of the Robert C. Duncan Annuity Trusts Nos. One, Two, Three and Four (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated October 31, 1995).

10.29* Merger Agreement, dated as of November 13, 1995, by and among Republic Waste Industries, Inc., RI/FCC Mergersub, Inc., RI/FWS Mergersub, Inc., RI/FV Mergersub, Inc., RI/PD Mergersub, Inc., RI Investment Co., Inc., Fennell Waste Systems, Inc., Fennell Container Co., Inc., Fenn-Vac, Inc., Pepperhill Development Co., Inc., GF/WWF, Inc., George
         W. Fennell, Robert N. Shepard, G. Scott Fennell, S. Allison Fennell, Debra A. Haschker, James R. Bland, John H. Chapman, Jeffrey A. Forslund and Leo J. Zolnierowicz (incorporated by reference to Exhibit
         2.3 to the Registrant's Current Report on Form 8-K, dated October 31,
         1995).

10.30* Merger Agreement, dated as of February 15, 1996, by and among Republic Industries, Inc., RI/DFRP, Inc., RI/GS Merger Corp., The Denver
         Fire Reporter & Protective Co., Guardian Security Services, Inc., and John Stewart Jackson (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated February 14, 1996).

10.31* Reorganization Agreement, dated as of February 14, 1996, by and among Republic Industries, Inc., RI/Area, Inc., RI/Smith, Inc., Incendere, Inc., Area Container Services, Inc., Smithton Sanitation Service,
         Inc., Dwight C. Schaubach, James D. Schaubach, Emmett K. Moore, Charles
         F. Moore and R.D. Cuthrell (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated February 14,
         1996).

10.32** Credit Facilities and Reimbursement Agreement, dated December 19, 1995, by and among Republic Industries, Inc., as Borrower, NationsBank of Florida, National Association, The First National Bank of Boston, The Bank of Nova Scotia, The First National Bank of Chicago, SunTrust Bank, South Florida, National Association, United States National Bank of Oregon, ABN AMRO Bank, N.V., The Bank of New York, Barnett Bank of Broward County, N.A., Credit Lyonnais New York Branch, Credit Lyonnais Cayman Island Branch, and LTCB Trust

         Company, as Lenders and NationsBank of Florida, National Association, as Agent and The First National Bank of Boston, as Co-Agent.

21.1**   Subsidiaries of Republic Industries, Inc. as of March 26, 1996.

23.1**   Consent of Arthur Andersen LLP.

27.1**   Financial Data Schedule (for SEC use only)

* Indicates documents incorporated by reference from the prior filing indicated.

**       Indicates documents filed herewith.