Form 10-Q
period 1996-03-31
REPUBLIC INDUSTRIES INC
filed 1996-05-15
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the transition period from ______ to _______

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

     On May 9,1996, the registrant had 84,109,874 outstanding shares of common stock, $.01 par value.

                           REPUBLIC INDUSTRIES, INC.

                                     INDEX


                                                                                                   PAGE

                                    PART I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

             Unaudited Condensed Consolidated Balance Sheets
                 as of March 31, 1996 and  December 31, 1995 (Restated)............................  3

             Unaudited Condensed Consolidated Statements
                 of Operations for the Three Months Ended
                 March 31, 1996 and 1995 (Restated)................................................  4

             Unaudited Condensed Consolidated Statement
                of Stockholders' Equity for the Three Months
                Ended March 31, 1996 (Restated)....................................................  5

             Unaudited Condensed Consolidated Statements of
                Cash Flows for the Three Months Ended
                March 31, 1996 and 1995 (Restated).................................................  6

             Notes to Unaudited Condensed Consolidated Financial
                Statements.........................................................................  7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................................................... 12

                                    PART II.  Other Information


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................................... 16


                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            REPUBLIC INDUSTRIES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                    ASSETS
                                                                                                         MARCH 31,    DECEMBER 31,
                                                                                                           1996           1995
                                                                                                         ---------    ------------
                                                                                                                       (Restated)
CURRENT ASSET
  Cash and cash equivalents.............................................................................  $137,747      $161,248
  Accounts receivable, less allowance for doubtful accounts.............................................    47,510        37,789
  Prepaid expenses......................................................................................     5,453         3,429
  Other current assets..................................................................................    10,491        11,805
                                                                                                          --------      --------
      TOTAL CURRENT ASSETS..............................................................................   201,201       214,271
  Property and equipment, net...........................................................................   229,365       194,934
  Investment in subscriber accounts, net................................................................    50,000        42,240
  Intangible assets, net................................................................................   149,725       100,736
  Other assets..........................................................................................     6,083         5,873
                                                                                                          --------      --------
      TOTAL ASSETS......................................................................................  $636,374      $558,054
                                                                                                          ========      ========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable......................................................................................  $ 18,218      $ 17,255
  Accrued liabilities...................................................................................    29,592        22,008
  Current portion of deferred revenue...................................................................    26,327        25,555
  Current maturities of long-term debt and notes payable................................................       --          2,087
  Current portion of accrued environmental and
   landfill costs.......................................................................................     2,950         2,925
  Income taxes payable..................................................................................     5,960         3,625
                                                                                                          --------      --------
      TOTAL CURRENT LIABILITIES.........................................................................    83,047        73,455
  Long-term debt, net of current maturities.............................................................      --           3,791
  Deferred revenue, net of current portion..............................................................    16,093        18,012
  Accrued environmental and landfill costs, net of
   current portion......................................................................................     8,203         8,386
  Deferred income taxes.................................................................................    19,904        15,046
  Other liabilities.....................................................................................     4,946         2,976
                                                                                                          --------      --------
      TOTAL LIABILITIES.................................................................................   132,193       121,666
                                                                                                          --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; 5,000,000 shares
    authorized; none issued.............................................................................      --             --
  Common stock, par value $.01 per share; 500,000,000
    shares authorized; 166,448,412 and 157,941,870
    issued, respectively................................................................................     1,664         1,579
  Additional paid-in capital............................................................................   464,368       402,983
  Retained earnings.....................................................................................    38,149        31,826
                                                                                                          --------      --------
      TOTAL STOCKHOLDERS' EQUITY........................................................................   504,181       436,388
                                                                                                          --------      --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................................  $636,374      $558,054
                                                                                                          ========      ========

          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 REPUBLIC INDUSTRIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share data)



                                                                                                           THREE  MONTHS  ENDED
                                                                                                                 MARCH 31,
                                                                                                           --------------------
                                                                                                            1996         1995
                                                                                                            ----         ----
                                                                                                                      (Restated)
Revenue...................................................................................................  $99,637     $63,094

Expenses:
  Cost of operations......................................................................................   65,035      40,911
  Selling, general and administrative.....................................................................   18,255      15,015
                                                                                                            -------     -------
Operating income..........................................................................................   16,347       7,168

  Interest and other income...............................................................................    2,361         430
  Interest expense........................................................................................     (602)     (1,288)
                                                                                                            -------     -------
Income from continuing operations
  before income taxes.....................................................................................   18,106       6,310
Income tax provision......................................................................................    6,885       2,530
                                                                                                            -------     -------
Income from continuing operations.........................................................................   11,221       3,780
Income from discontinued operations, net
  of income tax provision of $0 and $298,
  respectively............................................................................................      --          508
                                                                                                            -------     -------
Net income................................................................................................  $11,221     $ 4,288
                                                                                                            =======     =======
Fully diluted earnings per common and common
  equivalent share:
    Continuing operations.................................................................................  $  0.06     $  0.04
    Discontinued operations...............................................................................      --          --
                                                                                                            -------     -------
    Net income............................................................................................  $  0.06     $  0.04
                                                                                                            =======     =======

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         REPUBLIC INDUSTRIES, INC.
     UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (In thousands)



                                                                                                            ADDITIONAL
                                                                                                    COMMON    PAID-IN     RETAINED
                                                                                                    STOCK     CAPITAL     EARNINGS
                                                                                                   -------    --------    --------
BALANCE AT DECEMBER 31, 1995 (RESTATED)............................................................ $1,579    $402,983     $31,826
  Exercise of stock options and warrants...........................................................     14       4,275         --
  Distributions to former owners of acquired
   companies.......................................................................................    --          --       (2,626)
  Stock issued in acquisitions.....................................................................     53      53,003         --
  Effect of immaterial poolings....................................................................     18       2,071      (2,381)
  Other............................................................................................    --        2,036         109
  Net income.......................................................................................    --          --       11,221
                                                                                                    ------    --------     -------
BALANCE AT MARCH 31, 1996.......................................................................... $1,664    $464,368     $38,149
                                                                                                    ======    ========     =======

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                              REPUBLIC INDUSTRIES, INC.
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)


                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                           ------------------
                                                                                                             1996      1995
                                                                                                             ----      ----
                                                                                                                    (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations......................................................................   $11,221    $ 3,780
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation, depletion and amortization...........................................................     6,701      4,299
      Gain on the sale of property and equipment.........................................................      (214)      (122)
  Changes in assets and liabilities, net of effects from
   business combinations:
      Accounts receivable................................................................................    (4,750)       166
      Prepaid expenses and other assets..................................................................       145     (1,603)
      Accounts payable and accrued liabilities...........................................................    (5,268)     2,781
      Deferred and current income taxes payable..........................................................     8,070      2,509
      Deferred revenue and other liabilities.............................................................    (1,399)    (3,968)
                                                                                                            -------    -------
          Net cash provided by continuing operations.....................................................    14,506      7,842
                                                                                                            -------    -------
CASH USED IN DISCONTINUED OPERATIONS.....................................................................       --        (263)
                                                                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used in business combinations.................................................................    (2,197)    (2,622)
  Purchases of property and equipment....................................................................   (14,329)    (9,326)
  Investment in subscriber accounts......................................................................    (6,033)    (3,604)
  Proceeds from the sale of property and equipment.......................................................       506        312
                                                                                                            -------    -------
          Net cash used in investing activities..........................................................   (22,053)   (15,240)
                                                                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and warrants.................................................................     4,289        --
  Distributions to former owners of acquired companies...................................................    (2,626)    (1,952)
  Purchases of treasury stock............................................................................       --        (140)
  Payments of long-term debt and notes payable...........................................................   (20,066)    (4,324)
  Proceeds from long-term debt and notes payable.........................................................     2,449      8,768
  Proceeds from financing arrangements...................................................................       --       5,172
                                                                                                            -------    -------
          Net cash provided by (used in) financing activities............................................   (15,954)     7,524
                                                                                                            -------    -------
 DECREASE IN CASH AND CASH EQUIVALENTS...................................................................   (23,501)      (137)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD....................................................................................   161,248     11,485
                                                                                                           --------    -------
  END OF PERIOD..........................................................................................  $137,747    $11,348
                                                                                                           ========    =======


       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (000's omitted in all tables except per share amounts)

1.  INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Industries, Inc. and its wholly-owned subsidiaries (the "Company") and have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's most recent Annual Report on Form 10-K and the restated consolidated financial statements and notes thereto contained in the Company's Form 8-K dated May 15, 1996.

        In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

        The accompanying financial statements also include the financial position and results of operations of Incendere, Inc. and certain waste companies (collectively, "Schaubach") controlled by Dwight C. Schaubach, and Denver Burglar Alarm and affiliate ("Denver Alarm") (together, the "Pooled Entities"), with which the Company merged in February 1996. These business combinations have been accounted for under the pooling of interests method of accounting and, accordingly, these financial statements and notes thereto have been restated as if the companies had operated as one entity since inception. See Note 2 for a further discussion of business combinations.

        In April 1995, the Company spun-off its hazardous waste services segment, Republic Environmental Systems, Inc. ("RESI"), to the Company's stockholders. Accordingly, this segment has been accounted for as a discontinued operation in the accompanying unaudited condensed consolidated statements of operations to report separately the operating results of RESI prior to the distribution date. Revenue of the discontinued operations of RESI for the three months ended March 31, 1995 was $12,148,000.

        All per share data and number of common shares for all periods included in the financial statements and notes thereto have been retroactively adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that was declared in May 1996, as more fully described in Note 9.

2.  BUSINESS COMBINATIONS

        Significant businesses acquired through March 31, 1996 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through March 31, 1996 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

        On May 8, 1996, after approval by a special committee of disinterested members of the Company's Board of Directors, the Company entered into a definitive agreement which provides for the acquisition of AutoNation Incorporated ("AutoNation"). In connection with the execution of the definitive agreement, the parties also entered into a loan agreement whereby the Company will provide a line of credit to AutoNation until consummation of the acquisition of AutoNation by the Company. AutoNation is a privately-owned corporation developing a chain of megastores for the sale of reconditioned-to-be-like-new vehicles in a customer friendly environment and is partially owned by H. Wayne Huizenga, the Company's Chairman and Chief Executive Officer, and certain other officers and directors of the Company.
The proposed transaction is subject to final approval by the shareholders of Republic, and other customary closing conditions, including regulatory approvals. It is contemplated that the Company will issue 17,467,248 shares of its common stock, $.01 par value per share ("Common Stock"), in connection with the transaction.

        In March 1996, the Company acquired substantially all of the assets of Mid-American Waste Systems of Georgia, Inc. and affiliates ("Mid-American Georgia") for a purchase price of approximately $52,000,000. At closing, the Company issued an aggregate of 3,400,000 shares of Common Stock valued at approximately $46,750,000 and will settle the remaining balance within 60 days using additional Common Stock or cash. Mid-American Georgia owns and operates a landfill, provides solid waste collection and recycling services to commercial, residential and industrial customers, and operates two transfer stations, in certain areas of the greater metropolitan Atlanta, Georgia area. The acquisition of Mid-American Georgia has been accounted for under the purchase method of accounting.

                          REPUBLIC INDUSTRIES, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In February 1996, the Company acquired all of the outstanding capital stock of Denver Alarm. Denver Alarm is the oldest independent electronic security alarm company in the United States and provides installation, monitoring and maintenance services to approximately 27,000 residential and commercial accounts throughout Colorado.

        In February 1996, the Company acquired Schaubach. Schaubach provides solid waste collection and recycling services to more than 11,000 residential, commercial, and industrial customers in southeastern Virginia and eastern North Carolina and provides transportation of medical waste throughout the Mid-Atlantic states for more than 7,000 customers.

        The Company issued an aggregate of 5,828,904 shares of Common Stock to acquire Schaubach and Denver Alarm, both of which have been accounted for as pooling of interests business combinations.

        Details of the results of operations of the previously separate companies for the periods before the pooling of interests combinations were consummated are as follows:


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ---------------------
                                                                 1996             1995
                                                                 ------         ------


         Revenue:
           The Company....................................      $90,421         $54,481
           Pooled Entities................................        9,216           8,613
                                                                -------         -------
                                                                $99,637         $63,094
                                                                =======         =======
         Net income (loss):
           The Company....................................      $10,015         $ 4,302
           Pooled Entities................................        1,206             (14)
                                                                -------         -------
                                                                $11,221         $ 4,288
                                                                =======         =======



        During the three months ended March 31, 1996, the Company also acquired 21 other businesses in the solid waste, electronic security and out-of-home advertising industries which were not significant in the aggregate. In connection with these acquisitions, the Company issued an aggregate of 1,937,752 shares of Common Stock for 18 acquisitions accounted for under the purchase method of accounting and 1,804,390 shares of Common Stock for 3 acquisitions accounted for under the pooling of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not significant in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

        The following summarizes the preliminary purchase price allocation for business combinations (including historical accounts of insignificant acquisitions accounted for under the pooling of interests method of accounting) consummated during the three months ended March 31:

                                                                                                     1996         1995
                                                                                                     ----         ----
      Property and equipment...................................................................    $ 22,534     $  444
      Intangible assets........................................................................      49,530      2,298
      Investment in subscriber accounts........................................................       3,282        --
      Working capital (deficiency), net of cash acquired.......................................      (7,990)       380
      Long-term debt assumed...................................................................     (11,739)      (500)
      Other liabilities, net...................................................................        (656)       --
      Effect of immaterial poolings............................................................         292        --
      Common stock issued......................................................................     (53,056)       --
                                                                                                   --------     ------
        Cash used in acquisitions..............................................................    $  2,197     $2,622
                                                                                                   ========     ======

                          REPUBLIC INDUSTRIES, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In August 1995, the Company acquired all of the outstanding shares of common stock of Hudson Management Corporation and Envirocycle, Inc. (collectively, "HMC"), each of which was owned by Harris W. Hudson, President of the Company. The purchase price paid by the Company was approximately $72,800,000 and consisted of 16,000,000 shares of Common Stock. HMC, as the third largest solid waste management company in Florida, provides solid waste collection and recycling services to commercial, industrial and residential customers. This acquisition has been accounted for under the purchase method of accounting and, accordingly, is included in the Company's financial statements from the date of acquisition.

        The Company's consolidated results of operations on an unaudited pro forma basis assuming the acquisition of HMC had occurred at January 1, 1995 is as follows:

                                                                                  THREE MONTHS ENDED
                                                                                    MARCH 31, 1995
                                                                                  ------------------
       Revenue..................................................................        $77,183
                                                                                        =======
       Income from continuing operations before
         income taxes...........................................................        $ 8,025
                                                                                        =======
       Net income...............................................................        $ 4,843
                                                                                        =======
       Fully diluted earnings per common and common
         equivalent share.......................................................        $  0.04
                                                                                        =======

3.  PROPERTY AND EQUIPMENT

     A summary of property and equipment is shown below:


                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1996             1995
                                                                                    ---------       ------------
Land, landfills and improvements.................................................   $ 99,018          $ 92,983
Vehicles and equipment...........................................................    191,712           157,140
Buildings and improvements.......................................................     25,978            24,573
Furniture and fixtures...........................................................     10,326             9,023
                                                                                    --------          --------
                                                                                     327,034           283,719
Less accumulated depreciation and
 depletion.......................................................................    (97,669)          (88,785)
                                                                                    --------          --------
                                                                                    $229,365          $194,934
                                                                                    ========          ========


4.  INVESTMENT IN SUBSCRIBER ACCOUNTS

        Investment in subscriber accounts consists of capitalized direct labor and material costs associated with new monitoring contracts installed by the Company's electronic security services business and the cost of acquired subscriber accounts. The costs are amortized over periods ranging from eight to twelve years (based on historical customer attrition rates) on a straight-line basis.

        Accumulated amortization of investment in subscriber accounts at March 31, 1996 and December 31, 1995 was $13,001,000 and $11,446,000, respectively.

                          REPUBLIC INDUSTRIES, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.  INTANGIBLE ASSETS

        Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over the lesser of the estimated life or forty years on a straight-line basis.

        Accumulated amortization of intangible assets at March 31, 1996 and December 31, 1995 was $8,667,000 and $7,788,000, respectively.

6.  INCOME TAXES

        Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

7.  STOCK OPTIONS AND WARRANTS

        The Company has various stock option plans under which shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Common Stock at the date of grant.

        A summary of stock option and warrant transactions for the three months ended March 31, 1996 is as follows:


          Options and warrants outstanding at beginning of year....................        48,534
          Granted..................................................................           508
          Exercised................................................................        (1,364)
          Canceled.................................................................            (2)
                                                                                           ------
          Options and warrants outstanding at March 31, 1996.......................        47,676
                                                                                           ======
          Average price of options and warrants exercised..........................         $3.41
          Prices of options and warrants outstanding at March 31, 1996.............    $1.25 to $18.06
          Average price of options and warrants outstanding
            at March 31, 1996......................................................         $4.92
          Vested options and warrants at March 31, 1996............................        37,814
          Options available for future grants at March 31, 1996....................         3,836

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

                          REPUBLIC INDUSTRIES, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


        The computation of weighted average common and common equivalent shares used in the calculation of fully diluted earnings per share, which is substantially the same as the computation used to calculate primary earnings per share, is shown below:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            ------------------
                                                                              1996        1995
                                                                              ----        ----
Common shares outstanding...............................................    166,448     96,378
Common equivalent shares................................................     48,928        260
Weighted average treasury shares
  purchased.............................................................    (16,474)        28
Effect of using weighted average
  common and common equivalent
  shares outstanding....................................................     (5,740)       --
                                                                            -------     ------
                                                                            193,162     96,666
                                                                            =======     ======

9. SUBSEQUENT EVENTS

        On May 10, 1996, the Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend, payable June 8, 1996, to holders of record on May 28, 1996. As a result, $832,000 (par value of the shares issued pursuant to the stock split) has been transferred from additional paid-in capital to common stock.

        The Company's Certificate of Incorporation has been amended to increase the number of authorized shares of Common Stock from 350,000,000 shares to 500,000,000 shares following approval by shareholders at the Company's annual meeting which took place on May 10, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K.

                            BUSINESS COMBINATIONS

        The Company's strategy is to aggressively grow its solid waste services business by acquiring and integrating existing solid waste collection, disposal and recycling businesses, and to expand its recently acquired electronic security services business by internal growth and by making additional acquisitions in that industry. Further, on May 8, 1996, after approval by a special committee of disinterested members of the Company's Board of Directors, the Company entered into a definitive agreement which provides for the acquisition of AutoNation Incorporated ("AutoNation"). AutoNation is a privately-owned corporation developing a chain of megastores for the sale of reconditioned-to-be-like-new vehicles in a customer friendly environment and is partially owned by H. Wayne Huizenga, the Company's Chairman and Chief
Executive Officer, and certain other officers and directors of the Company. The proposed transaction is subject to final approval by the shareholders of Republic, and other customary closing conditions, including regulatory approvals. It is contemplated that the Company will issue 17,467,248 shares of its common stock, $.01 par value per share ("Common Stock"), in connection with the transaction. The Company makes its decision to acquire or invest in businesses based on financial and strategic considerations.

        Significant businesses acquired through March 31, 1996 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through March 31, 1996 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

        In March 1996, the Company acquired substantially all of the assets of Mid-American Georgia for a purchase price of approximately $52,000,000. At closing, the Company issued an aggregate of 3,400,000 shares of Common Stock valued at approximately $46,750,000 and will settle the remaining balance within 60 days using additional Common Stock or cash. Mid-American Georgia owns and operates a landfill, provides solid waste collection and recycling services to commercial, residential and industrial customers, and operates two transfer stations, in certain areas of the greater metropolitan Atlanta, Georgia area. The acquisition of Mid-American Georgia has been accounted for under the purchase method of accounting.

        In February 1996, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of Incendere, Inc. and certain waste companies (collectively "Schaubach") controlled by Dwight C. Schaubach. Schaubach provides solid waste collection and recycling services to residential, commercial and industrial customers in southeastern Virginia and eastern North Carolina and provides transportation of medical waste throughout the Mid-Atlantic states.

        In February 1996, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of certain electronic security companies known as Denver Burglar Alarm ("Denver Alarm"). Denver Alarm provides installation, monitoring and maintenance services to residential and commercial customers in Denver, Fort Collins, Boulder, Colorado Springs and Pueblo, Colorado.

        The Company issued an aggregate of 5,828,904 shares of Common Stock to acquire Schaubach and Denver Alarm, both of which have been accounted for as pooling of interests business combinations.

        During the three months ended March 31, 1996, the Company also acquired 21 other businesses in the solid waste, electronic security and out-of-home advertising industries which were not significant in the aggregate. In connection with these acquisitions, the Company issued an aggregate of 1,937,752 shares of Common Stock for 18 acquisitions accounted for under the purchase method of accounting and 1,804,390 shares of Common Stock for 3 acquisitions accounted for under the pooling of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not significant in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

                            RESULTS OF OPERATIONS

Continuing Operations

        In 1994, the Company pursued a plan to exit the hazardous waste services segment of the environmental industry. The plan provided for the combination of the Company's hazardous waste services segment, Republic Environmental Systems, Inc. ("RESI") and the distribution of the stock of RESI to the Company's stockholders in 1995 (the "Distribution"). The following discussion excludes the operational activity and results of the hazardous waste services segment of the Company, which have been included in the accompanying Unaudited Condensed Consolidated Financial Statements for all periods presented as discontinued operations.

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

        The following table presents revenue data from the Company's primary industry segments for the three months ended March 31:

                                                                                          1996       1995
                                                                                          ----       ----
        Solid waste services and other...............................................   $84,184     $51,295
        Electronic security services.................................................    15,453      11,799
                                                                                        -------     -------
                                                                                        $99,637     $63,094
                                                                                        =======     =======

        The increase in revenue from the solid waste services segment for the three months ended March 31, 1996 is primarily a result of the acquisition of Hudson Management Corporation and Envirocycle, Inc. ("HMC") in August 1995 and other businesses, as well as internal growth and increased volume at existing operations. The increase in revenue from the electronic security services segment for the three months ended March 31, 1996 is principally a result of an aggressive expansion plan targeted at generating new monitoring business.

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

        The following table sets forth the Company's total cost of operations and selling, general and administrative expenses as percentages of total revenue for the three months ended March 31:



                                                                                          1996      1995
                                                                                          ----      ----
          Cost of operations.........................................................     65%        65%
          Selling, general and administrative........................................     18%        24%

        Cost of operations was $65,035,000 and $40,911,000 for the three months ended March 31, 1996 and 1995, respectively. The increase is consistent with the increase in revenue for such period.

        Selling, general and administrative expenses were $18,255,000 and $15,015,000 for the three months ended March 31, 1996 and 1995, respectively. This increase primarily reflects the growth of the Company's business through the acquisition of HMC and other businesses. The decrease in selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 1996 is largely due to the Company's continued commitment to reduce and control such expenses by implementing efficiencies within the Company's administrative functions.

Interest and Other Income

        Interest and other income increased to $2,361,000 for the three months ended March 31, 1996 from $430,000 for the comparable period in 1995 due to the increase in the Company's cash investments resulting from the proceeds from certain sales of Common Stock in 1995.

Interest Expense

        Interest expense was $602,000 and $1,288,000 for the three months ended March 31, 1996, and 1995, respectively. The decrease is due to repayment of a substantial portion of the Company's outstanding borrowings during the latter half of 1995.

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

        In February 1995, the Board of Directors approved the plan of distribution, and on April 26, 1995, the Company's stockholders received one share of RESI's common stock for every ten shares of Common Stock owned of record on April 21, 1995. The Company has had no direct ownership interest in RESI since the Distribution. The hazardous waste services segment of the Company's business has been accounted for as a discontinued operation in the accompanying Unaudited Condensed Consolidated Financial Statements.

                    LIQUIDITY AND CAPITAL RESOURCES

        As previously discussed, the Company will continue to pursue acquisitions in the solid waste, electronic security services, automobile retailing and other selected industries and anticipates financing acquisitions with the proceeds from the equity transactions mentioned below as well as through the issuance of Common Stock. Management believes that the Company currently has sufficient cash and access to the financial markets to fund current operations and make acquisitions. Additionally, the Company replaced its existing credit facility in December 1995 with a substantially larger credit facility of $250,000,000. However, substantial additional capital may be necessary to fully implement the Company's aggressive acquisition program and to fund the potential development of AutoNation megastores. In May 1996, in connection with the execution of the definitive agreement which provides for the acquisition of AutoNation, the parties also entered into a loan agreement whereby the Company will provide a line of credit to AutoNation for such development until consummation of the acquisition of AutoNation by the Company. There can be no assurance that any additional financing will be available to the Company, or, in the event that it is, that it will be available in the amounts or terms acceptable to the Company.

Cash Flows From Operating Activities

        The Company's net cash flows from operating activities increased during the three months ended March 31, 1996 primarily as a result of expansion of the Company's business through acquisition and internal growth. The Company used its operating cash flows during the three months ended March 31, 1996 primarily to make capital expenditures. The

Company has in the past made capital expenditures from cash on hand and operating cash flows and anticipates continuing to do so throughout the remainder of 1996.

Cash Flows From Investing Activities

        The Company made capital expenditures of approximately $14,329,000 during the three months ended March 31, 1996 which included the purchase of new fixed assets, normal replacement of older property and the expansion of landfill sites. The Company also made expenditures of approximately $6,033,000 during the three months ended March 31, 1996 related to the expansion of its electronic security services business through new installations and acquisitions of subscriber accounts. Management anticipates continuing to make capital expenditures for new equipment, upgrading existing equipment and facilities, the construction of new airspace and the installation of new security systems. The Company expects that these expenditures may increase in the future due to the internal growth of the Company and business combinations.

Cash Flows From Financing Activities

        During the three months ended March 31, 1996, the Company utilized a portion of the remaining cash proceeds from certain sales of Common Stock in 1995 to repay approximately $20,066,000 of long-term debt and notes payable of acquired companies.

                                FINANCIAL CONDITION

        At March 31, 1996, the Company had $137,747,000 in cash, $250,000,000 of availability under its credit facility and no long-term debt. The Company believes that its financial condition is very strong and that it has the financial resources necessary to meet its anticipated financing needs.

Working Capital

        Working capital at March 31, 1996 amounted to $118,154,000 as compared to $140,816,000 at December 31, 1995. The decrease in working capital primarily resulted from the repayment of long-term debt and notes payable of acquired companies. The Company believes working capital may continue to decline during the remainder of 1996 to lower levels as additional capital is used for the continued growth and expansion of the Company's business.

        Accounts receivable at March 31, 1996 were $47,510,000 as compared to $37,789,000 at December 31, 1995. The increase is primarily attributed to various business acquisitions and internal growth within the Company.

Property And Equipment, Net

        Property and equipment, net amounted to $229,365,000 at March 31, 1996 as compared to $194,934,000 at December 31, 1995. The increase is attributed primarily to various business acquisitions and increased capital expenditures resulting from internal growth and expansion.

Investment In Subscriber Accounts, Net

        Investment in subscriber accounts, net represents capitalized direct labor and material costs associated with the installation of new electronic security systems and the cost of acquired subscriber accounts. Investment in subscriber accounts, net increased $7,760,000 during the three months ended March 31, 1996 due to growth in electronic security system installations and acquisitions of subscriber accounts.

Intangible Assets, Net

        Intangible assets, net increased $48,989,000 during the three months ended March 31, 1996 as a result of the acquisition of Mid-American Georgia and other businesses during the period.

Stockholders' Equity

        Stockholders' equity increased $67,793,000 during the three months ended March 31, 1996 primarily due to the acquisition of Mid-American Georgia and other businesses.

                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1 Merger Agreement, dated as of February 15, 1996, by and among Republic Industries, Inc., RIDFRP, Inc., RI/GS Merger Corp., The Denver Fire Reporter & Protective Co., Guardian Security Services, Inc., and John Stewart Jackson (incorporated by reference to Exhibit
         2.1 to the Registrant's Current Report on Form 8-K, dated February 14, 1996).

10.2 Reorganization Agreement, dated as of February 14, 1996, by and among Republic Industries, Inc., RI/Area, Inc., RI/Smith, Inc., Incendere, Inc., Area Container Services, Inc., Smithton Service, Inc., Dwight C. Schaubach, James D. Schaubach, Emmett K. Moore, Charles F. Moore and R.D. Cuthrell (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated February 14, 1996).

27.1 Financial Data Schedule for the Three Months Ended March 31, 1996. (For SEC use only).

27.2 Financial Data Schedule for the Three Months Ended March 31, 1995 (Restated) (For SEC use only).

(b)      Reports on Form 8-K :

         Form 8-K dated February 14, 1996 relating to the Company's Merger Agreements and pending mergers with The Denver Fire Reporter and Protective Co. and the Schaubach Companies.

         Form 8-K/A dated February 27, 1996 reporting the consummation of the mergers with The Denver Fire Reporter and Protective Co. and the Schaubach Companies.

         Form 8-K dated March 29, 1996 announcing the Company's intention to acquire AutoNation Incorporated.

                                  SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           REPUBLIC  INDUSTRIES, INC.



Date: May 15, 1996                          By: /s/ Gregory K. Fairbanks
                                            ----------------------------
                                            Gregory K. Fairbanks
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)