Form 10-Q
period 1996-06-30
REPUBLIC INDUSTRIES INC
filed 1996-08-14
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

       200 EAST LAS OLAS BOULEVARD
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

     On August 8, 1996, the registrant had 190,776,692 outstanding shares of common stock, par value $.01 per share.

                           REPUBLIC INDUSTRIES, INC.

                                     INDEX
                                                                        Page
                         PART I.  Financial Information
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheets
           as of June 30, 1996 and December 31, 1995...................   3

         Unaudited Condensed Consolidated Statements
           of Operations for the Three and Six Months Ended
           June 30, 1996 and 1995......................................   4

         Unaudited Condensed Consolidated Statement
           of Shareholders' Equity for the Six Months
           Ended June 30, 1996.........................................   5

         Unaudited Condensed Consolidated Statements of
           Cash Flows for the Six Months Ended
           June 30, 1996 and 1995......................................   6

         Notes to Unaudited Condensed Consolidated Financial
           Statements..................................................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.........................  14

                         PART II.  Other Information
                         ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................  20

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                           REPUBLIC INDUSTRIES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                ASSETS
                                                                  June 30,        December 31,
                                                                    1996              1995
                                                                  --------        ------------
Current assets:
  Cash and cash equivalents....................................    $259,851         $161,248
  Accounts receivable, less allowance for doubtful accounts....      58,388           37,789
  Prepaid expenses.............................................       6,796            3,429
  Other current assets.........................................      52,968           11,805
                                                                   --------         --------
    Total current assets.......................................     378,003          214,271
  Property and equipment, net..................................     257,989          194,934
  Investment in subscriber accounts, net.......................      70,940           42,240
  Intangible assets, net.......................................     180,565          101,363
  Other assets.................................................       9,222            5,246
                                                                   --------         --------
    Total assets...............................................    $896,719         $558,054
                                                                   ========         ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable.............................................    $ 18,788         $ 17,255
  Accrued liabilities..........................................      38,776           24,933
  Current portion of deferred revenue..........................      28,389           25,555
  Current maturities of long-term debt.........................          --            2,087
  Income taxes payable.........................................      11,269            3,625
                                                                   --------         --------
    Total current liabilities..................................      97,222           73,455
  Long-term debt, net of current maturities....................          --            3,791
  Deferred revenue, net of current portion.....................      12,371           18,012
  Deferred income taxes........................................      25,857           15,046
  Other liabilities............................................      14,399           11,362
                                                                   --------         --------
    Total liabilities..........................................     149,849          121,666
                                                                   --------         --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, par value $.01 per share; 5,000,000 shares
   authorized; none issued.....................................          --               --
  Common stock, par value $.01 per share; 500,000,000
   shares authorized; 185,297,664 and 157,941,870 shares
   issued and outstanding, respectively........................       1,853            1,579
  Additional paid-in capital...................................     689,494          402,983
  Retained earnings............................................      55,523           31,826
                                                                   --------         --------
    Total shareholders' equity.................................     746,870          436,388
                                                                   --------         --------
    Total liabilities and shareholders' equity.................    $896,719         $558,054
                                                                   ========         ========

The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)




                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                 ---------------------     ---------------------
                                                   1996         1995         1996         1995
                                                   ----         ----         ----         ----
Revenue.......................................   $138,715     $69,531      $238,352     $132,625
Expenses:
  Cost of operations..........................     91,826      45,320       156,861       86,231
  Selling, general and administrative.........     22,381      15,701        40,636       30,716
                                                 --------     -------      --------     --------
Operating income..............................     24,508       8,510        40,855       15,678
Interest and other income.....................      3,620         621         5,981        1,052
Interest expense..............................       (838)     (1,710)       (1,440)      (2,999)
                                                 --------     -------      --------     --------
Income from continuing operations
  before income taxes.........................     27,290       7,421        45,396       13,731
Provision for income taxes....................     10,097       3,333        16,982        5,863
                                                 --------     -------      --------     --------
Income from continuing operations.............     17,193       4,088        28,414        7,868
Income from discontinued operations, net......         --          --            --          508
                                                 --------     -------      --------     --------
Net income....................................   $ 17,193     $ 4,088      $ 28,414     $  8,376
                                                 ========     =======      ========     ========
Fully diluted earnings per common and common
 equivalent share:
   Continuing operations......................   $    .08     $   .04      $    .14     $    .08
   Discontinued operations....................         --          --            --           --
                                                 --------     -------      --------     --------
Net income....................................   $    .08     $   .04      $    .14     $    .08
                                                 ========     =======      ========     ========

The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)




                                                           Additional
                                                  Common     Paid-In     Retained
                                                   Stock     Capital     Earnings
                                                  ------     -------     --------
Balance at December 31, 1995...................  $1,579     $402,983     $31,826
  Sale of common stock.........................      99      197,484          --
  Exercise of stock options and warrants.......      19        5,566          --
  Distributions to former owners of pooled
   companies...................................      --          --       (4,826)
  Stock issued in acquisitions.................     156       80,863         --
  Other........................................      --        2,598         109
  Net income...................................      --           --      28,414
                                                 ------     --------     -------
Balance at June 30, 1996.......................  $1,853     $689,494     $55,523
                                                 ======     ========     =======

The accompanying notes are an integral part of this statement.

                           REPUBLIC INDUSTRIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                       Six Months Ended
                                                                           June 30,
                                                                    -----------------------
                                                                      1996          1995
                                                                    ---------     ---------
Cash flows from operating activities:
  Income from continuing operations...............................   $ 28,414      $  7,868
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
    Depreciation, depletion and amortization......................     16,770        10,283
    Gain on the sale of property and equipment....................       (818)         (214)
  Changes in assets and liabilities, net of effects from
   business combinations:
    Accounts receivable...........................................     (9,680)       (2,981)
    Prepaid expenses and other assets.............................       (959)       (2,357)
    Accounts payable and accrued liabilities......................    (11,827)        4,917
    Deferred and current income taxes payable.....................     15,738         5,290
    Deferred revenue and other liabilities........................     (8,400)       (3,822)
                                                                     --------      --------
    Net cash provided by continuing operations....................     29,238        18,984
                                                                     --------      --------
Cash used in discontinued operations..............................         --          (263)
                                                                     --------      --------
Cash flows from investing activities:
  Advances and loans .............................................    (40,600)          --
  Net cash used in business combinations..........................     (6,942)       (3,313)
  Purchases of property and equipment.............................    (36,894)      (19,092)
  Investment in subscriber accounts...............................    (16,013)       (7,300)
  Proceeds from the sale of property and equipment................      1,800           826
                                                                     --------      --------
    Net cash used in investing activities.........................    (98,649)      (28,879)
                                                                     --------      --------
Cash flows from financing activities:
  Sale of common stock............................................    197,583            --
  Payments of long-term debt......................................    (32,350)       (5,637)
  Exercise of stock options and warrants..........................      5,585           181
  Distributions to former owners of pooled companies..............     (4,826)       (3,241)
  Proceeds from long-term debt....................................      1,959        17,716
  Other...........................................................         63         2,878
                                                                     --------     ---------
    Net cash provided by financing activities.....................    168,014        11,897
                                                                     --------     ---------
    Increase in cash and cash equivalents.........................     98,603         1,739

Cash and cash equivalents:
  Beginning of period.............................................    161,248        11,485
                                                                     --------      --------
  End of period...................................................   $259,851      $ 13,224
                                                                     ========      ========

The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (000's omitted in all tables except per share amounts)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Industries, Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

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

     In April 1995, the Company spun-off its hazardous waste services segment, Republic Environmental Systems, Inc., now known as International Alliance Services, Inc. ("IASI"), to the Company's shareholders. Accordingly, this segment has been accounted for as a discontinued operation in the accompanying unaudited condensed consolidated statements of operations to report separately the operating results of IASI prior to the spin-off date.

     All per share data and numbers of common shares for all periods included in the financial statements and notes have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that was effected in June 1996, as more fully described in Note 10.

2.   BUSINESS COMBINATIONS

Pending Acquisitions

     In July 1996, the Company signed a definitive agreement and an amendment thereto providing for the combination of the Company and ADT Limited ("ADT"). ADT is the largest single provider of electronic security services in North America and the largest provider in the United Kingdom. ADT is also the second largest provider of vehicle auction services in the United States. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, ADT shareholders will receive .92857 of a share of the Company's common stock, par value $.01 per share ("Common Stock"), for each share of ADT common stock and ADT will become a wholly-owned subsidiary of the Company. As part of the agreement, ADT issued to the Company a warrant to acquire 15,000,000 shares of ADT common stock at an exercise price of $20 per share. The warrant is exercisable if the agreement is terminated for any reason. The transaction is intended to be tax-free to ADT's shareholders and will be accounted for under the pooling of interests method of accounting. Completion of the transaction is subject to customary conditions, including regulatory approvals and approval by shareholders of both companies. The transaction is also subject to ADT's receipt of a fairness opinion by the date of mailing of the joint proxy statement/prospectus relating to the transaction to the Company's and ADT's shareholders. In connection with the transaction, the Company anticipates issuing approximately 130,000,000 shares of Common Stock and reserving an additional 38,000,000 shares of Common Stock for the exercise of certain options, warrants and convertible securities of ADT.

     In June 1996, the Company signed a definitive agreement to acquire Continental Waste Industries, Inc. ("Continental") in a merger transaction. Continental provides integrated solid waste management services to residential, commercial and industrial customers primarily in the mid-south and eastern United States. Under the terms of the agreement, each share of common stock of Continental would be exchanged, on a tax-free basis, for .80 of a share of the Company's Common Stock. As of June 30, 1996, Continental had approximately 14,244,000 shares of common stock issued and outstanding. The

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

transaction, which will be accounted for under the pooling of interests method of accounting, is subject to approval of Continental's shareholders and other customary closing conditions, including regulatory approvals. Continental's three largest shareholders, representing approximately 25% of Continental's outstanding common stock, have agreed to vote their shares in favor of the transaction.

      In June 1996, the Company signed a definitive agreement to acquire Addington Resources, Inc. ("Addington") in a merger transaction. Addington provides integrated solid waste disposal services including landfill, collection and recycling services for cities and counties in the southeastern United States. Under the terms of the agreement, each share of common stock of Addington would be exchanged, on a tax-free basis, for .90 of a share of the Company's Common Stock. As of June 30, 1996, Addington had approximately 15,189,000 shares of common stock issued and outstanding. The transaction, which will be accounted for under the pooling of interests method of accounting, is subject to approval by the shareholders of Addington and other customary closing conditions, including regulatory approvals. Six of Addington's shareholders, representing approximately 45% of Addington's outstanding common stock, have agreed to vote their shares in favor of the transaction and have granted the Company a proxy to vote all of their shares in favor of the transaction.

    In May 1996, after approval by a special committee of disinterested members of the Company's Board of Directors, the Company signed a definitive agreement to acquire AutoNation Incorporated ("AutoNation"). AutoNation is a privately-owned company developing a chain of megastores for the sale of new and used vehicles in a customer friendly environment and is partially owned by the Company's Chairman and Chief Executive Officer, and certain other officers and directors of the Company. The transaction, which will be accounted for under the purchase method of accounting, is subject to final approval by the shareholders of the Company and other customary closing conditions, including regulatory approvals. It is contemplated that the Company will issue approximately 17,467,000 shares of its Common Stock in connection with the transaction.

Completed Acquisitions

    Significant businesses acquired through June 30, 1996 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through June 30, 1996 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

    In February 1996, the Company acquired all of the outstanding capital stock of Denver Alarm. Denver Alarm is one of the oldest electronic security alarm companies in the United States and provides installation, monitoring and maintenance services to residential and commercial customers throughout Colorado.

    In February 1996, the Company acquired Schaubach. Schaubach provides solid waste collection and recycling services to residential, commercial, and industrial customers in southeastern Virginia and eastern North Carolina and provides transportation of medical waste throughout the Mid-Atlantic states.

    The Company issued an aggregate of 5,828,904 shares of Common Stock to acquire Denver Alarm and Schaubach, both of which have been accounted for under the pooling of interests method of accounting.

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Details of the results of operations of the previously separate companies for the period before the pooling of interests combinations were consummated are as follows:

                                       Six Months Ended
                                        June 30, 1995
                                       ----------------
Revenue:
  The Company.....................         $115,074
  Pooled Entities.................           17,551
                                           --------
                                           $132,625
                                           ========
Net income:
  The Company.....................         $  8,219
  Pooled Entities.................              157
                                           --------
                                           $  8,376
                                           ========

     During the six months ended June 30, 1996, the Company also acquired 29 other businesses in the solid waste and electronic security industries which were immaterial to the Company. The aggregate purchase price paid by the Company related to immaterial acquisitions accounted for under the purchase method of accounting was approximately $90,060,000 and consisted of cash and 7,654,753 shares of Common Stock. With respect to immaterial acquisitions accounted for under the pooling of interests method of accounting, the Company issued 7,950,561 shares of Common Stock. These acquisitions were not material in the aggregate and, consequently, prior period financial statements were not restated.

The following summarizes the preliminary purchase price allocation for business combinations (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) consummated during the six months ended June 30:


                                                        1996         1995
                                                        ----         ----
Property and equipment..............................  $ 34,665      $ 4,931
Investment in subscriber accounts...................    16,343           --
Intangible assets...................................    77,417        4,737
Working capital deficiency, net of cash acquired....    (9,007)      (3,216)
Long-term debt assumed..............................   (22,135)      (2,880)
Other liabilities, net..............................    (9,322)          --
Common stock issued.................................   (81,019)        (259)
                                                      --------      -------
  Cash used in acquisitions.........................  $  6,942      $ 3,313
                                                      ========      =======

     In August 1996, the Company acquired all of the assets of CarChoice, Inc. ("CarChoice"). CarChoice, which commenced operations in January 1995, is a developer and operator of used car superstores similar to those being developed by AutoNation. The Company issued 3,878,760 shares of Common Stock to acquire CarChoice which will be accounted under the pooling of interests method of accounting. The Company's unaudited pro forma consolidated results of operations, assuming the CarChoice acquisition had been consummated as of June 30, 1996 are as follows:

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


                                                            Three Months Ended           Six Months Ended
                                                                  June 30,                   June 30,
                                                            ------------------           ----------------
                                                            1996          1995          1996         1995
                                                            ----          ----          ----         ----
Revenue................................................    $157,319      $69,531      $267,625      $132,625
                                                           ========      =======      ========      ========

Net income.............................................    $ 12,085      $ 3,663      $ 20,069      $  6,936
                                                           ========      =======      ========      ========
Fully diluted earnings per
  common and common
  equivalent share.....................................    $    .05      $   .04      $    .09      $    .07
                                                           ========      =======      ========      ========

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

     The Company's consolidated results of operations on an unaudited pro forma basis assuming the acquisition of HMC had occurred at the beginning of the period presented is as follows:


                                                         Six Months Ended
                                                          June 30, 1995
                                                         ----------------
      Revenue............................................     $161,242
                                                              ========
      Income from continuing operations before
       income taxes......................................     $ 16,182
                                                              ========

      Net income.........................................     $  9,388
                                                              ========

      Fully diluted earnings per common and common
       equivalent share..................................     $    .08
                                                              ========

3.  OTHER CURRENT ASSETS

     Included in other current assets at June 30, 1996 are approximately $40,600,000 in advances made to AutoNation during the three months ended
June 30, 1996. Such advances were made pursuant to a loan agreement whereby the Company has agreed to provide advances at an interest rate of LIBOR plus 2% to fund AutoNation's cash flow requirements until consummation of the acquisition of AutoNation. Such advances mature on March 31, 1997 and are secured primarily by the common stock of AutoNation's principal operating subsidiary, all trademarks and other intellectual property of AutoNation and, until consummation of the Company's merger with AutoNation, AutoNation's shareholder subscription commitments.

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.  PROPERTY AND EQUIPMENT

     A summary of property and equipment is shown below:


                                                 June 30,       December 31,
                                                   1996            1995
                                                 ---------      ------------
Land, landfills and improvements..............   $107,017         $ 92,983
Vehicles and equipment........................    225,523          157,140
Buildings and improvements....................     30,590           24,573
Furniture and fixtures........................     11,535            9,023
                                                ---------         --------
                                                  374,665          283,719
Less: accumulated depreciation and
 depletion....................................   (116,676)         (88,785)
                                                 --------         --------
                                                 $257,989         $194,934
                                                 ========         ========

5.  INVESTMENT IN SUBSCRIBER ACCOUNTS

        Investment in subscriber accounts consists of certain capitalized costs associated with new monitoring systems installed by the Company's electronic security service business and the cost of acquired subscriber accounts. These costs are amortized over periods ranging from eight to twelve years (based on historical customer attrition rates) on a straight-line basis.

     Accumulated amortization of investment in subscriber accounts at June 30, 1996 and December 31, 1995 was $15,102,000 and $11,446,000, respectively.

6.  INTANGIBLE ASSETS

     Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over forty years on a straight-line basis.

     Accumulated amortization of intangible assets at June 30, 1996 and December 31, 1995 was $14,611,000 and $9,026,000, respectively.

7.  INCOME TAXES

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

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

A summary of stock option and warrant transactions for the six months ended June 30, 1996 is as follows:


Options and warrants outstanding at beginning of period.......       48,534
Granted.......................................................        3,876
Exercised.....................................................       (1,857)
Canceled......................................................          (19)
                                                                     ------
Options and warrants outstanding at June 30, 1996.............       50,534
                                                                     ======
Average price of options and warrants exercised...............        $3.11
Prices of options and warrants outstanding at June 30, 1996...  $1.05 to $30.75
Average price of options and warrants outstanding
  at June 30, 1996............................................        $5.67
Vested options and warrants at June 30, 1996..................       38,990
Options available for future grants at June 30, 1996..........       12,486

9.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share are based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing earnings per common and common equivalent share, the Company utilizes the modified treasury stock method.

     The computation of weighted average common and common equivalent shares used in the calculation of fully diluted earnings per share, which is substantially the same as the computation used to calculate primary earnings per share, is shown below:

                                                  Three Months Ended          Six Months Ended
                                                      June 30,                     June 30,
                                                  ------------------          ------------------
                                                   1996         1995          1996          1995
                                                   ----         ----          ----          ----
Common shares outstanding.....................   185,298       96,452       185,298        96,452
Common equivalent shares......................    50,955        7,466        52,320         7,466
Weighted average treasury shares
  purchased...................................   (12,773)      (3,452)      (12,054)       (3,452)
Effect of using weighted average
  common and common equivalent
  shares outstanding..........................    (7,374)        (408)      (15,253)         (522)
                                                 -------      -------       -------        ------
                                                 216,106      100,058       210,311        99,944
                                                 =======      =======       =======        ======

10. SHAREHOLDERS' EQUITY

     In May 1996, the Company sold 9,878,400 shares of Common Stock in a private placement transaction resulting in net proceeds of $197,583,000.

     In May 1996, the Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend, payable June 8, 1996, to holders of record on May 28, 1996. As a result, $790,000 (par value of shares outstanding at December 31, 1995) has been transferred from additional paid-in capital to common stock.

     In May 1996, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 350,000,000 shares to 500,000,000 shares.

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

11. LEGAL MATTERS

     The Company is subject to various lawsuits, claims and other legal matters arising in the ordinary course of conducting its business. The Company believes that such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             BUSINESS COMBINATIONS
                             ---------------------

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

PENDING ACQUISITIONS

     In July 1996, the Company signed a definitive agreement and an amendment thereto providing for the combination of the Company and ADT Limited ("ADT"). ADT is the largest single provider of electronic security services in North America and the largest provider in the United Kingdom. ADT is also the second largest provider of vehicle auction services in the United States.
Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, ADT shareholders will receive .92857 of a share of the Company's common stock, par value $.01 per share ("Common Stock"), for each share of ADT common stock and ADT will become a wholly-owned subsidiary of the Company. As part of the agreement, ADT issued to the Company a warrant to acquire 15,000,000 shares of ADT common stock at an exercise price of $20 per share. The warrant is exercisable if the agreement is terminated for any reason. The transaction is intended to be tax-free to ADT's shareholders and will be accounted for under the pooling of interests method of accounting. Completion of the transaction is subject to customary conditions, including regulatory approvals and approval by shareholders of both companies. The transaction is also subject to ADT's receipt of a fairness opinion by the date of mailing of the joint proxy statement/prospectus relating to the transaction to the Company's and ADT's shareholders. In connection with the transaction, the Company anticipates issuing approximately 130,000,000 shares of Common Stock and reserving an additional 38,000,000 shares of Common Stock for the exercise of certain options, warrants and convertible securities of ADT.

     In June 1996, the Company signed a definitive agreement to acquire Continental Waste Industries, Inc. ("Continental") in a merger transaction. Continental provides integrated solid waste management services to residential, commercial and industrial customers primarily in the mid-south and eastern United States. Under the terms of the agreement, each share of common stock of Continental would be exchanged, on a tax-free basis, for .80 of a share of the Company's Common Stock. As of June 30, 1996, Continental had approximately 14,244,000 shares of common stock issued and outstanding. The transaction, which will be accounted for under the pooling of interests method of accounting, is subject to approval of Continental's shareholders and other customary closing conditions, including regulatory approvals. Continental's three largest shareholders, representing approximately 25% of Continental's outstanding common stock, have agreed to vote their shares in favor of the transaction.

     In June 1996, the Company signed a definitive agreement to acquire Addington Resources, Inc. ("Addington") in a merger transaction. Addington provides integrated solid waste disposal services including landfill, collection and recycling services for cities and counties in the southeastern United States. Under the terms of the agreement, each share of common stock of Addington would be exchanged, on a tax free basis, for .90 of a share of the Company's Common Stock. As of June 30, 1996, Addington had approximately 15,189,000 shares of common stock issued and outstanding. The transaction, which will be accounted for under the pooling of interests method of accounting, is subject to approval by the shareholders of Addington and other customary closing conditions, including regulatory approvals. Six of Addington's shareholders, representing approximately 45% of Addington's outstanding common stock, have agreed to vote their shares in favor of the transaction and have granted the Company a proxy to vote all of their shares in favor of the transaction.

     In May 1996, after approval by a special committee of disinterested members of the Company's Board of Directors, the Company signed a definitive agreement to acquire AutoNation Incorporated ("AutoNation"). AutoNation is a privately-owned company developing a chain of megastores for the sale of new and used vehicles in a customer friendly environment and is partially owned by the Company's Chairman and Chief Executive Officer, and certain other officers and directors of the Company. The transaction, which will be accounted for under the purchase method of accounting, is subject to final approval by the shareholders of the Company and other customary closing conditions including regulatory approvals. It is contemplated that the Company will issue approximately 17,467,000 shares of its Common Stock in connection with the transaction.

COMPLETED ACQUISITIONS

     Significant businesses acquired through June 30, 1996 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through June 30, 1996 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

     In August 1996, the Company acquired all of the assets of CarChoice, Inc. ("CarChoice"). CarChoice, which commenced operations in January 1995, is a developer and operator of used car superstores similar to those being developed by AutoNation. The Company issued 3,878,760 shares of Common Stock to acquire CarChoice which will be accounted for under the pooling of interests method of accounting.

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

     In February 1996, the Company acquired, in merger transactions, all of the outstanding shares of capital stock of certain electronic security companies known as Denver Burglar Alarm ("Denver Alarm"). Denver Alarm provides installation, monitoring and maintenance services to residential and commercial customers throughout Colorado.

     The Company issued an aggregate of 5,828,904 shares of Common Stock to acquire Schaubach and Denver Alarm, both of which have been accounted for under the pooling of interests method of accounting.

     During the six months ended June 30, 1996, the Company also acquired 29 other businesses in the solid waste and electronic security industries which were immaterial to the Company. The aggregate purchase price paid by the Company related to immaterial acquisitions accounted for under the purchase method of accounting was approximately $90,060,000 and consisted of cash and 7,654,753 shares of Common Stock. With respect to immaterial acquisitions accounted for under the pooling of interests method of accounting, the Company issued 7,950,561 shares of Common Stock. These acquisitions were not material in the aggregate and, consequently, prior period financial statements were not restated.


                             RESULTS OF OPERATIONS
                             ---------------------

REVENUE

     The Company's revenue from its collection operations consists of fees from residential, commercial and industrial customers. The Company's revenue from landfill operations is comprised primarily of tipping fees charged to third parties. The Company's revenue from its electronic security service business is primarily derived from monitoring contracts for security systems and fees charged for the sale and installation of such systems.

      The following table presents revenue data from the Company's industry segments for the following periods:

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                     June 30,
                                                                   -------------------         -------------------
                                                                   1996           1995         1996           1995
                                                                   ----           ----         ----           ----
Solid waste services..........................................   $116,579        $57,173      $200,763      $108,467
Electronic security services..................................     22,136         12,358        37,589        24,158
                                                                 --------        -------      --------      --------
                                                                 $138,715        $69,531      $238,352      $132,625
                                                                 ========        =======      ========      ========

     The increases in revenue from the solid waste services segment for the three and six months ended June 30, 1996 are primarily a result of the acquisition of Hudson Management Corporation and Envirocycle, Inc. (collectively, "HMC") in August 1995 and other businesses during the periods, as well as the expansion of the Company's existing businesses. The increases in revenue from the electronic security services segment for the three and six months ended June 30, 1996 are principally a result of the addition of new monitoring accounts during the periods.

OPERATING COSTS AND EXPENSES

     The following table sets forth the Company's total cost of operations and selling, general and administrative expenses as percentages of total revenue for the following periods:


                                                             Three Months Ended       Six Months Ended
                                                                   June 30,               June 30,
                                                             ------------------       ----------------
                                                             1996          1995       1996        1995
                                                             ----          ----       ----        ----
Cost of operations......................................     66%           65%        66%          65%
Selling, general and administrative.....................     16%           23%        17%          23%

Cost of Operations

        Cost of operations for the Company's collection operations includes disposal, labor, fuel and equipment maintenance costs. Landfill cost of operations includes most daily operating expenses, the legal and administrative costs of ongoing environmental compliance, costs of capital for cell development and accruals for site closure and post-closure costs. Certain direct landfill development costs, such as engineering, upgrading, cell construction and permitting costs, are capitalized and depleted based on consumed airspace. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services are expensed as incurred. Cost of operations for the Company's electronic security services business primarily consists of the labor and equipment associated with the sale, installation and monitoring of security systems.

     Cost of operations was $91,826,000 and $156,861,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $45,320,000 and $86,231,000 for the same periods of the prior year. These increases reflect the Company's expanded operations through acquisitions of new businesses and growth of its existing businesses.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $22,381,000 and $40,636,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $15,701,000 and $30,716,000 for the same periods of the prior year. These increases primarily reflect the growth of the Company's business through the acquisitions of HMC and other businesses. The decreases in selling, general and administrative expenses as percentages of revenue for the three and six months ended June 30, 1996 are primarily due to the reduction of administrative expenses for acquired businesses.

INTEREST AND OTHER INCOME

     Interest and other income increased to $3,620,000 and $5,981,000 for the three and six month periods ended June 30, 1996, respectively, from $621,000 and $1,052,000 for the comparable periods in 1995 due to the increase in the Company's cash investments resulting from the proceeds from sales of Common Stock in 1996 and 1995.

INTEREST EXPENSE

     Interest expense was $838,000 and $1,440,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $1,710,000 and $2,999,000 for the comparable periods in 1995. The decreases are due to a reduction in average borrowings outstanding during the periods.

LANDFILL AND ENVIRONMENTAL MATTERS

     The Company provides for accrued landfill and environmental costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the EPA's Subtitle D Regulations. These estimates do not take into account discounts for the present value of such total estimated costs.

     Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and reasonably estimatable.

     The Company periodically reassesses its methods and assumptions used to estimate such accruals for landfill and environmental costs and adjusts such accruals accordingly. Such factors considered are changing regulatory requirements, the effects of inflation, changes in operating climates in the regions in which the Company's facilities are located and the expectations regarding costs of securing environmental services.

DISCONTINUED OPERATIONS

     In April 1995, the Company spun-off its hazardous waste services segment, Republic Environmental Systems, Inc., now known as International Alliance Services, Inc. ("IASI"), to the Company's shareholders. The Company has had no direct ownership interest in IASI since the spin-off. The hazardous waste services segment of the Company's business has been accounted for as a discontinued operation in the accompanying Unaudited Condensed Consolidated Financial Statements.

                              FINANCIAL CONDITION
                              -------------------

     At June 30, 1996, the Company had $259,851,000 in cash, $250,000,000 of availability under its credit facility and no long term debt. In addition, in connection with the Company's pending merger with ADT, in June 1996, the Company obtained a commitment from one of its lenders to advance an additional $500,000,000 under substantially the same terms as the Company's existing credit facility. The Company believes that its financial condition is strong and that it has the financial resources necessary to meet its anticipated financing needs.

WORKING CAPITAL

     Working capital at June 30, 1996 amounted to $280,781,000 as compared to $140,816,000 at December 31, 1995. The increase in working capital primarily results from the May 1996 sale of 9,878,400 shares of Common Stock in a private placement transaction resulting in net proceeds of $197,583,000. The Company believes working capital may decline during the remainder of 1996 to lower levels as additional capital is used for the continued expansion of the Company's existing businesses.

     Accounts receivable at June 30, 1996 were $58,388,000 as compared to $37,789,000 at December 31, 1995. The increase is primarily attributed to various business acquisitions and expansion of the Company's existing businesses.

     Other current assets at June 30, 1996 were $52,968,000 as compared to $11,805,000 at December 31, 1995. The increase is primarily due to approximately $40,600,000 in advances made to AutoNation during the three months ended June 30, 1996. In May 1996, in connection with the execution of the definitive agreement which provides for the acquisition of AutoNation, the parties also entered into a loan agreement (the "AutoNation Loan Agreement") whereby the Company will provide a line-of-credit to AutoNation for the development of new and used car megastores until consummation of the acquisition of AutoNation. Advances under the AutoNation Loan Agreement bear interest at LIBOR plus 2% and mature March 31, 1997. Additionally, advances are secured by the common stock of AutoNation's principal operating subsidiary, all trademarks and intellectual property of AutoNation and, until consummation of the Company's merger with AutoNation, AutoNation's shareholder subscription commitments.

     Accrued liabilities at June 30, 1996 were $38,776,000 as compared to $24,933,000 at December 31, 1995. The increase is primarily attributed to various business acquisitions and expansion of the Company's existing businesses.

PROPERTY AND EQUIPMENT

     Property and equipment increased to $374,665,000 at June 30, 1996 from $283,719,000 at December 31, 1995. The increase is attributed primarily to various business acquisitions and increased capital expenditures resulting from expansion of the Company's existing businesses.

INVESTMENT IN SUBSCRIBER ACCOUNTS

     Investment in subscriber accounts represents certain capitalized costs associated with the installation of new electronic security systems and the cost of acquired subscriber accounts. Investment in subscriber accounts increased $32,356,000 during the six months ended June 30, 1996 due to growth in electronic security system installations and acquisitions of subscriber accounts.

INTANGIBLE ASSETS

     Intangible assets increased $84,787,000 during the six months ended June 30, 1996 as a result of the acquisition of various businesses accounted for under the purchase method of accounting during the period.

SHAREHOLDERS' EQUITY

     Shareholders' equity increased $310,482,000 during the six months ended June 30, 1996 primarily due to the May 1996 sale of Common Stock and the acquisition of various businesses during the period.

                                  CASH FLOWS
                                  ----------

     Cash and cash equivalents increased by $98,603,000 during the six months ended June 30, 1996. The major components of this change are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

     The Company's net cash flows from operating activities increased during the six months ended June 30, 1996 primarily as a result of various business acquisitions and expansion of the Company's existing businesses.


CASH FLOWS FROM INVESTING ACTIVITIES

     The Company made capital expenditures of approximately $36,894,000 during the six months ended June 30, 1996 which included the purchase of equipment, normal replacement of older equipment and expansion of landfill sites. The Company also made capital expenditures of approximately $16,013,000 during the six months ended June 30, 1996 related to the expansion of its electronic security services business through installations of new monitoring systems and acquisitions of subscriber accounts.

     In addition, during the three months ended June 30, 1996, the Company advanced $40,600,000 to AutoNation under the AutoNation Loan Agreement as previously discussed.

     Management anticipates continuing to make capital expenditures for equipment, upgrading existing equipment and facilities, the construction of new airspace at landfill sites and the installation of new security systems. In addition, the Company expects capital expenditures and advances to AutoNation to increase during the remainder of 1996 and in the foreseeable future due to continued internal growth of its existing businesses as well as pending acquisitions and the development of AutoNation megastores.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows from financing activities for the six months ended June 30, 1996 primarily consist of $197,583,000 in net cash proceeds from the May 1996 sale of Common Stock. Proceeds from this sale as well as remaining proceeds from 1995 sales of Common Stock were used to repay indebtedness acquired in business combinations resulting in no long-term debt outstanding at June 30, 1996.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders on May 10, 1996, the shareholders voted upon and elected the following directors and approved the following proposals:


                                       Votes Cast For          Votes Withheld
                                       --------------          --------------
   (a)  H. Wayne Huizenga               113,275,436               159,934
        Michael G. DeGroote             113,158,296               277,074
        Harris W. Hudson                112,978,472               456,898
        J.P. Bryan                      113,265,236               170,134
        Rick L. Burdick                 112,956,072               479,298
        George D. Johnson, Jr.          113,287,036               148,334
        John J. Melk                    113,280,772               154,598


   (b) To adopt an amendment to the Company's First Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock of the Company from 350,000,000 shares to 500,000,000 shares (108,017,048 votes were cast for this matter, 5,391,044 votes were cast against this matter and there were 27,278 abstentions and broker non-votes).

   (c) To adopt an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock of the Company eligible for issuance thereunder from 8,000,000 shares to 20,000,000 shares (105,201,754 votes were cast for this matter, 8,198,374 votes were cast against this matter and there were 35,242 abstentions and broker non-votes).

   (d)  To ratify, confirm and approve previously granted Executive
        Warrants, to ensure that the Company obtains certain favorable tax deductions associated with the exercise of such Warrants (111,808,228 votes were cast for this matter, 1,562,572 votes were cast against this matter and there were 64,570 abstentions and broker non-votes).

   (e) To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for 1996 (113,377,258 votes were cast for this matter, 42,350 votes were cast against this matter and there were 15,762 abstentions and broker non-votes).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1    Financial Data Schedule (For SEC use only)

     (b)  Reports on Form 8-K:

          Form 8-K dated May 8, 1996 reporting the signing of the definitive agreement to acquire AutoNation Incorporated.

          Form 8-K, as amended by Form 8-K/A, dated May 9, 1996 reporting the resignation of Gregory K. Fairbanks and the Company's two-for-one stock split.

          Form 8-K dated May 15, 1996 reporting certain financial information (re: Denver Alarm and Schaubach acquisitions).

          Form 8-K dated May 20, 1996 reporting the private placement and the Company's intent to acquire Continental Waste Industries, Inc.

          Form 8-K dated May 31, 1996 reporting the Company's intent to acquire Addington Resources, Inc.

          Form 8-K dated June 12, 1996 reporting the signing of the definitive agreement to acquire CarChoice, Inc.

          Form 8-K dated June 25, 1996 reporting the signing of the definitive agreement with Addington Resources, Inc.

          Form 8-K dated June 27, 1996 reporting the signing of the definitive agreement with Continental Waste Industries, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              REPUBLIC INDUSTRIES, INC.


Date: August 14, 1996                         By: /s/ Michael R. Carpenter
                                              ----------------------------
                                              Michael R. Carpenter
                                              Vice President and
                                              Corporate Controller
                                              (Principal Financial Officer)