Form 10-Q
period 1996-09-30
REPUBLIC INDUSTRIES INC
filed 1996-11-14
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

         On November 11, 1996, the registrant had 192,643,478 outstanding shares of common stock, par value $.01 per share.

                           REPUBLIC INDUSTRIES, INC.

                                     INDEX

                                                                                                  Page
                                     PART I.  Financial Information


ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheets
             as of September 30, 1996 and December 31, 1995 (Restated)   .....................      3

         Unaudited Condensed Consolidated Statements
             of Operations for the Three and Nine Months Ended
             September 30, 1996 and 1995 (Restated)  .........................................      4

         Unaudited Condensed Consolidated Statement
             of Shareholders' Equity for the Nine Months
             Ended September 30, 1996  .......................................................      5

         Unaudited Condensed Consolidated Statements of
             Cash Flows for the Nine Months Ended
             September 30, 1996 and 1995 (Restated)  .........................................      6

         Notes to Unaudited Condensed Consolidated Financial
             Statements    ...................................................................      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS   ...........................................     14

                                    PART II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  ...................................................     20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           REPUBLIC INDUSTRIES, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                         ASSETS
                                                                       September 30,    December 31,
                                                                           1996             1995
                                                                       -------------    ------------
                                                                                         (Restated)
Current assets:
  Cash and cash equivalents .......................................      $ 154,826       $ 164,572
  Accounts receivable, less allowance for doubtful accounts .......         62,424          38,092
  Inventory .......................................................         27,954          14,924
  Prepaid expenses ................................................          9,399           3,757
  Other current assets ............................................        126,296           7,323
                                                                         ---------       ---------
      Total current assets ........................................        380,899         228,668
Property and equipment, net .......................................        331,591         204,949
Investment in subscriber accounts, net ............................         78,940          42,240
Intangible assets, net ............................................        182,986         101,363
Other assets ......................................................         12,449           5,246
                                                                         ---------       ---------
      Total assets ................................................      $ 986,865       $ 582,466
                                                                         =========       =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................      $  24,000       $  18,732
  Accrued liabilities .............................................         62,767          24,431
  Current portion of deferred revenue .............................         25,947          25,555
  Current maturities of long-term debt ............................         18,805          11,996
  Income taxes payable ............................................          3,251           3,625
                                                                         ---------       ---------
      Total current liabilities ...................................        134,770          84,339
Long-term debt, net of current maturities .........................             --           3,791
Deferred income taxes .............................................         37,626          14,414
Deferred revenue, net of current portion ..........................          9,794          18,012
Other liabilities .................................................         12,771          11,362
                                                                         ---------       ---------
      Total liabilities ...........................................        194,961         131,918
                                                                         ---------       ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, par value $.01 per share; 5,000,000 shares
    authorized; none issued .......................................             --              --
  Common stock, par value $.01 per share; 500,000,000 and
    350,000,000 shares authorized, respectively; 191,028,437
    and 161,820,630 shares issued and outstanding,
    respectively ..................................................          1,910           1,618
  Additional paid-in capital ......................................        728,475         420,557
  Retained earnings ...............................................         61,519          28,373
                                                                         ---------       ---------
      Total shareholders' equity ..................................        791,904         450,548
                                                                         ---------       ---------
      Total liabilities and shareholders' equity ..................      $ 986,865       $ 582,466
                                                                         =========       =========





        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                         -----------------------    ----------------------
                                                            1996         1995          1996         1995
                                                            ----         ----          ----         ----
                                                                      (Restated)                (Restated)
Revenue ...........................................      $ 155,746     $ 78,054     $ 423,371    $ 210,679

Expenses:
    Cost of operations ............................        113,566       53,921       297,616      140,152
    Selling, general and administrative ...........         24,139       17,645        76,744       49,294
                                                         ---------     --------     ---------    ---------

Operating income ..................................         18,041        6,488        49,011       21,233
Interest and other income .........................          7,102        1,717        13,083        2,770
Interest expense ..................................           (513)      (1,264)       (2,324)      (4,263)
                                                         ---------     --------     ---------    ---------

Income from continuing operations
    before income taxes ...........................         24,630        6,941        59,770       19,740
Provision for income taxes ........................          8,638        3,055        21,816        8,774
                                                         ---------     --------     ---------    ---------

Income from continuing operations .................         15,992        3,886        37,954       10,966
Income from discontinued operations, net ..........             --           --            --          508
                                                         ---------     --------     ---------    ---------
Net income ........................................      $  15,992     $  3,886     $  37,954    $  11,474
                                                         =========     ========     =========    =========

Fully diluted earnings per common and common
    equivalent share:
        Continuing operations .....................      $     .07     $    .03     $     .17    $     .09
        Discontinued operations ...................             --           --            --          .01
                                                         ---------     --------     ---------    ---------

        Net income ................................      $     .07     $    .03     $     .17    $     .10
                                                         =========     ========     =========    =========




        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                 Additional
                                                     Common       Paid-In      Retained
                                                     Stock        Capital      Earnings
                                                    -------      ----------    --------
Balance at December 31, 1995 (Restated) .......     $ 1,618      $ 420,557     $ 28,373
    Sale of common stock ......................          99        197,484           --
    Exercise of stock options and warrants ....          25          9,330           --
    Capital contributions from former owners
        of pooled companies ...................          --         20,669           --
    Distributions to former owners of pooled
        companies .............................          --             --       (4,917)
    Stock issued in acquisitions ..............         168         80,965           --
    Other .....................................          --           (530)         109
    Net income ................................          --             --       37,954
                                                    -------      ---------     --------

Balance at September 30, 1996 .................     $ 1,910      $ 728,475     $ 61,519
                                                    =======      =========     ========





         The accompanying notes are an integral part of this statement.

                           REPUBLIC INDUSTRIES, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                          1996         1995
                                                                          ----         ----
                                                                                    (Restated)
Cash flows from operating activities:
    Income from continuing operations ...........................      $  37,954    $  10,966
    Adjustments to reconcile income from continuing operations to net cash provided by operations:
          Depreciation, depletion and amortization ..............         27,878       18,090
          Gain on the sale of property and equipment ............           (984)        (383)
          Changes in assets and liabilities, net of effects from
                business combinations:
                  Accounts receivable ...........................        (12,054)      (4,736)
                  Prepaid expenses and other assets .............        (24,551)      (2,777)
                  Accounts payable and accrued liabilities ......         (4,197)       5,586
                  Deferred and current income taxes payable .....         19,719        1,110
                  Deferred revenue and other liabilities ........        (14,399)     (10,461)
                                                                       ---------    ---------

            Net cash provided by continuing operations ..........         29,366       17,395
                                                                       ---------    ---------

Cash used in discontinued operations ............................             --         (263)
                                                                       ---------    ---------

Cash flows from investing activities:
    Advances and loans ..........................................       (112,900)          --
    Net cash used in business combinations ......................        (17,046)      (5,497)
    Purchases of property and equipment .........................        (77,538)     (31,019)
    Investment in subscriber accounts ...........................        (24,943)     (10,775)
    Proceeds from the sale of property and equipment ............          2,440        1,068
    Other .......................................................          1,464       (1,013)
                                                                       ---------    ---------

            Net cash used in investing activities ...............       (228,523)     (47,236)
                                                                       ---------    ---------

Cash flows from financing activities:
    Sale of common stock ........................................        197,583      232,031
    Proceeds from long-term debt ................................         17,104       23,432
    Payments of long-term debt ..................................        (47,064)     (40,338)
    Exercise of stock options and warrants ......................          9,355        6,333
    Capital contributions from former owners of
        pooled companies ........................................         17,876       11,828
    Distributions to former owners of pooled companies ..........         (4,917)      (5,473)
    Other .......................................................           (526)      16,053
                                                                       ---------    ---------

            Net cash provided by financing activities ...........        189,411      243,866
                                                                       ---------    ---------

            (Decrease) increase in cash and cash equivalents ....         (9,746)     213,762

Cash and cash equivalents:
    Beginning of period .........................................        164,572       11,485
                                                                       ---------    ---------
    End of period ...............................................      $ 154,826    $ 225,247
                                                                       =========    =========

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

         The accompanying financial statements also include the financial position and results of operations of CarChoice, Inc. ("CarChoice") which the Company acquired in August 1996, and Incendere, Inc. and certain waste companies (collectively, "Schaubach") controlled by Dwight C. Schaubach and Denver Burglar Alarm and affiliate ("Denver Alarm"), which the Company acquired in February 1996. These business combinations have been accounted for under the pooling of interests method of accounting and, accordingly, these financial statements and notes thereto have been restated as if CarChoice, Schaubach and Denver Alarm (the "Pooled Entities") and the Company had operated as one entity since inception. See Note 2 for a further discussion of business combinations.

         In April 1995, the Company spun-off its hazardous waste services segment, Republic Environmental Systems, Inc. ("RESI"), now known as International Alliance Services, Inc., to the Company's shareholders. Accordingly, this segment has been accounted for as a discontinued operation in the accompanying unaudited condensed consolidated statements of operations.

         All per share data and numbers of shares of common stock for all periods included in the financial statements and notes have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that was effected in June 1996, as more fully described in Note 11.

2.  BUSINESS COMBINATIONS

Pending Acquisitions

         In November 1996, the Company signed a definitive agreement to acquire Alamo Rent-A-Car, Inc. and affiliated entities ("Alamo"), which are privately-owned, in merger transactions. Alamo is the fourth largest car rental company in the United States and operates a fleet of approximately 130,000 vehicles. Alamo operates in 42 states in the United States and has operations in 10 European countries and Canada. The transaction, which will be accounted for under the pooling of interests method of accounting, is subject to customary conditions including the receipt of all required regulatory approvals. It is contemplated that the Company will issue approximately 22,100,000 shares of the Company's common stock, par value $.01 per share ("Common Stock") in connection with the transaction.

         In June 1996, the Company signed a definitive agreement to acquire Continental Waste Industries, Inc. ("Continental") in a merger transaction. Continental provides integrated solid waste management services to residential, commercial and industrial customers primarily in the mid-south and eastern United States. Under the terms of the agreement, each share of common stock of Continental would be exchanged, on a tax-free basis, for .80 of a share of the Company's Common Stock. As of September 30, 1996, Continental had approximately 15,349,000 shares of common stock issued and outstanding. The transaction, which will be accounted for under the pooling of interests method of accounting, is subject to approval of Continental's shareholders and other customary closing conditions, including regulatory approvals. Certain shareholders of Continental, representing approximately 23% of Continental's outstanding common stock, have agreed to vote their shares in favor of the transaction and have granted to the Company irrevocable proxies to vote or to execute written consents with respect to their shares in favor of the transaction.

         In June 1996, the Company signed a definitive agreement to acquire Addington Resources, Inc. ("Addington") in a merger transaction. Addington provides integrated solid waste disposal services including landfill, collection and recycling services for cities and counties in the southeastern United States. Under the terms of the agreement, each share of common stock of Addington would be exchanged, on a tax-free basis, for .90 of a share of the Company's Common Stock. As of September 30, 1996, Addington had approximately 15,194,000 shares of common stock issued and outstanding. The transaction, which will be accounted for under the pooling of interests method of accounting, is subject to approval

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

of Addington's shareholders and other customary closing conditions, including regulatory approvals. Six of Addington's shareholders, representing approximately 45% of Addington's outstanding common stock, have granted to the Company irrevocable proxies to, and agreed to, vote or to execute written consents with respect to their shares in favor of the transaction.

         In May 1996, after approval by a special committee of disinterested members of the Company's board of directors, the Company signed a definitive agreement to acquire AutoNation Incorporated ("AutoNation"). AutoNation is a privately-owned company developing a chain of megastores for the sale of new and used vehicles and is partially owned by the Company's Co-Chief Executive Officers, and certain other officers and directors of the Company. The transaction, which will be accounted for under the purchase method of accounting, is subject to approval by the shareholders of the Company and other customary closing conditions, including regulatory approvals. It is contemplated that the Company will issue approximately 17,467,000 shares of Common Stock in connection with the transaction.

         Each of the above pending acquisitions is expected to close during the fourth quarter of 1996.

Completed Acquisitions

         Significant businesses acquired through September 30, 1996 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through September 30, 1996 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

         In August 1996, the Company acquired all of the net assets of CarChoice. CarChoice, which commenced operations in January 1995, is a developer and operator of used car superstores similar to those being developed by AutoNation.

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

         The Company issued an aggregate of 9,707,664 shares of Common Stock to acquire CarChoice, Denver Alarm and Schaubach, all of which have been accounted for under the pooling of interests method of accounting.

         Details of the results of operations of the previously separate companies for the periods before the pooling of interests combinations were consummated are as follows:

                                                                 Nine Months Ended
                                                                    September 30,
                                                                 ------------------
                                                                 1996          1995
                                                                 ----          ----
                 Revenue:
                     The Company .........................    $ 376,548     $ 185,207
                     Pooled Entities .....................       46,823        25,472
                                                              ---------     ---------
                                                              $ 423,371     $ 210,679
                                                              =========     =========

                 Net income (loss):
                     The Company .........................    $  44,057     $  13,136
                     Pooled Entities .....................       (6,103)       (1,662)
                                                              ---------     ---------
                                                              $  37,954     $  11,474
                                                              =========     =========

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         During the nine months ended September 30, 1996, the Company also acquired various other businesses in the solid waste and electronic security services industries which were immaterial to the Company. The aggregate purchase price paid by the Company related to immaterial acquisitions accounted for under the purchase method of accounting was approximately $101,039,000 and consisted of cash and 8,474,286 shares of Common Stock. With respect to immaterial acquisitions accounted for under the pooling of interests method of accounting, the Company issued 8,318,800 shares of Common Stock. These acquisitions were not significant in the aggregate and, consequently, prior period financial statements were not restated.

The following summarizes the preliminary purchase price allocation for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) consummated during the nine months ended September 30:


                                                                           1996         1995
                                                                           ----         ----
         Property and equipment ..................................     $  65,869     $  23,822
         Investment in subscriber accounts .......................        17,914            --
         Intangible assets .......................................        87,385        76,887
         Working capital deficiency, net of cash acquired ........       (33,695)       (7,559)
         Long-term debt assumed ..................................       (29,563)      (14,594)
         Other liabilities, net ..................................        (9,731)           --
         Common stock issued .....................................       (81,133)      (73,059)
                                                                       ---------     ---------
              Cash used in acquisitions ..........................     $  17,046     $   5,497
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

         The Company's consolidated results of operations on an unaudited pro forma basis assuming the acquisition of HMC had occurred at the beginning of the period presented is as follows:


                                                                    Nine Months Ended
                                                                   September 30, 1995
                                                                   ------------------
                 Revenue .......................................        $ 243,880
                                                                        =========

                 Income from continuing operations .............        $  11,818
                                                                        =========

                 Fully diluted earnings per common and common
                     equivalent share from continuing
                     operations ................................        $     .09
                                                                        =========

         In September 1996, the Company announced that the Agreement and Plan of Amalgamation, dated as of July 1, 1996 and amended as of July 15, 1996 (the "ADT Agreement") between Republic and ADT Limited ("ADT"), which provided for the acquisition of ADT by Republic, had been terminated by mutual agreement of the parties. Included in selling, general and administrative expenses for the three months ended September 30, 1996 are approximately $3,000,000 of transaction costs associated with the terminated ADT Agreement. In connection with the execution of the ADT Agreement, ADT granted to Republic a warrant (the "ADT Warrant") to purchase 15,000,000 common shares of ADT at a purchase price of $20 per share (which approximated fair market value) subject to certain anti-dilution adjustments. The warrant became exercisable upon the termination of the ADT Agreement and remains exercisable until March 1997. Pursuant to the terms of the warrant, ADT has granted to Republic certain registration rights with respect to the common shares of ADT issuable to Republic upon exercise of the warrant. Upon termination of the ADT Agreement, the Company recorded the estimated fair value of the ADT Warrant totaling approximately $5,670,000 based upon an option pricing model computation. The Company has recorded $3,000,000 of the $5,670,000 value attributed to the ADT Warrant as a credit to selling, general and administrative expenses for the three months ended September 30, 1996 to offset the transaction costs incurred in connection with the ADT

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Agreement as described above. The remaining value of the ADT Warrant totaling $2,670,000 has been included as a component of other income for the three months ended September 30, 1996.

3.  OTHER CURRENT ASSETS

         Included in other current assets at September 30, 1996 are approximately $112,900,000 in advances made to AutoNation during the nine months ended September 30, 1996. Such advances were made pursuant to a loan agreement whereby the Company has agreed to provide advances at an interest rate of LIBOR plus 2% to fund AutoNation's cash flow requirements until consummation of the acquisition of AutoNation. Such advances mature on June 30, 1997 and are secured primarily by the common stock of AutoNation's principal operating subsidiary, all trademarks and other intellectual property of AutoNation and, until consummation of the Company's merger with AutoNation, AutoNation's remaining shareholder subscription commitments which commitments approximate $28,000,000. Interest income recognized on such advances was approximately $1,117,000 and $1,296,000 for the three and nine months ended September 30, 1996, respectively. Also included in other current assets at September 30, 1996 is the value assigned to the ADT Warrant totaling $5,670,000 as discussed in Note 2.

4.  PROPERTY AND EQUIPMENT

         A summary of property and equipment is shown below:


                                                             September 30,    December 31,
                                                                  1996            1995
                                                             -------------    ------------
         Land, landfills and improvements ..............       $ 133,199       $  97,610
         Trucks and equipment ..........................         277,412         157,677
         Buildings and improvements ....................          34,124          29,386
         Furniture and fixtures ........................          13,241           9,061
                                                               ---------       ---------
                                                                 457,976         293,734
         Less: accumulated depreciation and
             depletion .................................        (126,385)        (88,785)
                                                               ---------       ---------
                                                               $ 331,591       $ 204,949
                                                               =========       =========

5.  INVESTMENT IN SUBSCRIBER ACCOUNTS

         Investment in subscriber accounts consists of capitalized costs associated with new monitoring systems installed by the Company's electronic security services business and the cost of acquired subscriber accounts. These costs are amortized over periods ranging from eight to twelve years (based on estimated and historical customer attrition rates) on a straight-line basis.

         Accumulated amortization of investment in subscriber accounts at September 30, 1996 and December 31, 1995 was $17,602,000 and $11,446,000,
respectively.

6.  INTANGIBLE ASSETS

         Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over forty years on a straight-line basis.

         Accumulated amortization of intangible assets at September 30, 1996 and December 31, 1995 was $17,580,000 and $9,026,000, respectively.

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

7.  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                   September 30,   December 31,
                                                                        1996           1995
                                                                   -------------   ------------
         Vehicle floorplan credit facility, secured by the
           Company's vehicle inventory, interest at LIBOR
           plus 2.75%, due on demand ..........................      $ 18,805       $  9,909
         Notes to banks and financial institutions, secured
           by equipment and other assets ......................            --          4,590
         Other notes, secured by equipment and other assets                --          1,288
                                                                     --------       --------
                                                                       18,805         15,787
         Less:  current maturities ............................       (18,805)       (11,996)
                                                                     --------       --------
                                                                     $     --       $  3,791
                                                                     ========       ========


         In December 1995, the Company entered into a credit agreement (the "Credit Agreement") with certain banks pursuant to which such banks have agreed to advance the Company on an unsecured basis an aggregate of $250,000,000 for a term of thirty-six months. Outstanding advances, if any, are payable at the expiration of the thirty-six month term. The Credit Agreement requires, among other items, that the Company maintain certain financial ratios and comply with certain financial covenants. Interest is payable monthly and generally determined using either a competitive bid feature or a LIBOR based rate. As of September 30, 1996, no amounts were outstanding and the Company was in compliance with all material covenants under the Credit Agreement.

         In August 1996, the Company refinanced its existing $21,000,000 vehicle floorplan credit facility with a new $25,000,000 vehicle floorplan credit facility. Advances under this facility bear interest at LIBOR plus 2.75% and are secured by the Company's vehicle inventory. In October 1996, the Company repaid all borrowings under this facility.

8.  INCOME TAXES

         Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

9.  STOCK OPTIONS AND WARRANTS

         The Company has various stock option plans under which shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Common Stock at the date of grant.

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

A summary of stock option and warrant transactions for the nine months ended September 30, 1996 is as follows:


         Options and warrants outstanding at January 1, 1996 .........         48,534
         Granted .....................................................          4,007
         Exercised ...................................................         (2,522)
         Canceled ....................................................            (44)
                                                                          ---------------
         Options and warrants outstanding at September 30, 1996 ......         49,975
                                                                          ===============

         Average price of options and warrants exercised .............    $      3.81
         Prices of options and warrants outstanding at
             September 30, 1996 ......................................    $1.05 to $30.75
         Average price of options and warrants outstanding
             at September 30, 1996 ...................................    $      5.71
         Vested options and warrants at September 30, 1996 ...........         39,436
         Options available for future grants at September 30, 1996 ...         12,380

10.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings per common and common equivalent share are based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing earnings per common and common equivalent share, the Company utilizes the modified treasury stock method.

         The computation of weighted average common and common equivalent shares used in the calculation of fully diluted earnings per share, which is substantially the same as the computation used to calculate primary earnings per share, is as follows:

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                    --------------------     -------------------
                                                      1996         1995        1996        1995
                                                      ----         ----        ----        ----
     Common shares outstanding ...............      191,028      159,827     191,028     159,827
     Common equivalent shares ................       50,662       41,958      52,540      42,016
     Weighted average treasury shares
          purchased ..........................      (13,451)      (8,434)    (12,682)     (5,302)
     Effect of using weighted average
          common and common equivalent
          shares outstanding .................         (925)     (38,938)    (12,218)    (77,014)
                                                    -------      -------     -------     -------
                                                    227,314      154,413     218,668     119,527
                                                    =======      =======     =======     =======

11. SHAREHOLDERS' EQUITY


         In November 1996, the Company sold 12,080,000 shares of Common Stock in a private placement transaction resulting in net proceeds of $353,000,000.

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

                           REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

12. LEGAL MATTERS

         The Company is subject to various lawsuits, claims and other legal matters arising in the ordinary course of conducting its business. The Company believes that such lawsuits, claims and other legal matters should not have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

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

PENDING ACQUISITIONS

         In November 1996, the Company signed a definitive agreement to acquire Alamo Rent-A-Car, Inc. and affiliated entities ("Alamo"), which are privately-owned, in merger transactions. Alamo is the fourth largest car rental company in the United States and operates a fleet of approximately 130,000 vehicles. Alamo operates in 42 states in the United States and has operations in 10 European countries and Canada. The transaction, which will be accounted for under the pooling of interests method of accounting, is subject to customary conditions including the receipt of all required regulatory approvals. It is contemplated that the Company will issue approximately 22,100,000 shares of the Company's common stock, par value $.01 per share ("Common Stock") in connection with the transaction.

         In June 1996, the Company signed a definitive agreement to acquire Continental Waste Industries, Inc. ("Continental") in a merger transaction. Continental provides integrated solid waste management services to residential, commercial and industrial customers primarily in the mid-south and eastern United States. Under the terms of the agreement, each share of common stock of Continental would be exchanged, on a tax-free basis, for .80 of a share of the Company's Common Stock. As of September 30, 1996, Continental had approximately 15,349,000 shares of common stock issued and outstanding. The transaction, which will be accounted for under the pooling of interests method of accounting, is subject to approval of Continental's shareholders and other customary closing conditions, including regulatory approvals. Certain shareholders of Continental, representing approximately 23% of Continental's outstanding common stock, have agreed to vote their shares in favor of the transaction and have granted to the Company irrevocable proxies to vote or to execute written consents with respect to their shares in favor of the transaction.

         In June 1996, the Company signed a definitive agreement to acquire Addington Resources, Inc. ("Addington") in a merger transaction. Addington provides integrated solid waste disposal services including landfill, collection and recycling services for cities and counties in the southeastern United States. Under the terms of the agreement, each share of common stock of Addington would be exchanged, on a tax-free basis, for .90 of a share of the Company's Common Stock. As of September 30, 1996, Addington had approximately 15,194,000 shares of common stock issued and outstanding. The transaction, which will be accounted for under the pooling of interests method of accounting, is subject to approval of Addington's shareholders and other customary closing conditions, including regulatory approvals. Six of Addington's shareholders, representing approximately 45% of Addington's outstanding common stock, have granted to the Company irrevocable proxies to and agreed to, vote or to execute written consents with respect to their shares in favor of the transaction.

         In May 1996, after approval by a special committee of disinterested members of the Company's Board of Directors, the Company signed a definitive agreement to acquire AutoNation Incorporated ("AutoNation"). AutoNation is a privately-owned company developing a chain of megastores for the sale of new and used vehicles and is partially owned by the Company's Co-Chief
Executive Officers, and certain other officers and directors of the Company. The transaction, which will be accounted for under the purchase method of accounting, is subject to approval by the shareholders of the Company and other customary closing conditions including regulatory approvals. It is contemplated that the Company will issue approximately 17,647,000 shares of Common Stock in connection with the transaction. Due to the start-up nature of AutoNation's operations, this acquisition is expected to generate losses and consequently be dilutive to earnings per share until such time as the number of open stores and related revenue is sufficient to absorb the overhead and related start-up costs of AutoNation.

         Each of the above pending acquisitions is expected to close during the fourth quarter of 1996.

COMPLETED ACQUISITIONS

         Significant businesses acquired through September 30, 1996 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through September 30, 1996 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

         In August 1996, the Company acquired all of the net assets of CarChoice, Inc. ("CarChoice"). CarChoice, which commenced operations in January 1995, is a developer and operator of used car superstores similar to those being developed by AutoNation.

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

         In February 1996, the Company acquired in merger transactions, all of the outstanding shares of capital stock of certain electronic security companies known as Denver Burglar Alarm ("Denver Alarm"). Denver Alarm provides installation, monitoring and maintenance services to residential and commercial customers throughout Colorado.

         The Company issued an aggregate of 9,707,664 shares of Common Stock to acquire CarChoice, Schaubach and Denver Alarm, all of which have been accounted for under the pooling of interests method of accounting.

         During the nine months ended September 30, 1996, the Company also acquired various other businesses in the solid waste and electronic security services industries which were immaterial to the Company. The aggregate purchase price paid by the company related to immaterial acquisitions accounted for under the purchase method of accounting was approximately $101,039,000 and consisted of cash and 8,474,286 shares of Common Stock. With respect to immaterial acquisitions accounted for under the pooling of interests method of accounting, the Company issued 8,318,800 shares of Common Stock. These acquisitions were not material in the aggregate and, consequently, prior period financial statements were not restated.

         In September 1996, the Company announced that the Agreement and Plan of Amalgamation, dated as of July 1, 1996 and amended as of July 15, 1996 (the "ADT Agreement") between Republic and ADT Limited ("ADT"), which provided for the acquisition of ADT by Republic, had been terminated by mutual agreement of the parties. In connection with the execution of the ADT Agreement, ADT granted to Republic a warrant (the "ADT Warrant") to purchase 15,000,000 common shares of ADT at a purchase price of $20 per share (which approximated fair market value) subject to certain anti-dilution adjustments. The warrant became exercisable upon the termination of the ADT Agreement and remains exercisable until March 1997. Pursuant to the terms of the warrant, ADT has granted to Republic certain registration rights with respect to the common shares of ADT issuable to Republic upon exercise of the warrant.

                             RESULTS OF OPERATIONS

REVENUE

         The Company's revenue from its collection operations consists of fees from residential, commercial and industrial customers. The Company's revenue from landfill operations is comprised primarily of tipping fees charged to third parties. The Company's revenue from its electronic security services business is primarily derived from monitoring contracts for security systems and fees charged for the sale and installation of such systems. The Company's revenue from its automotive retailing business consists primarily of sales of used vehicles.

         The following table presents revenue data from the Company's primary industry segments for the following periods:

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                --------------------    -----------------------
                                                                   1996       1995         1996          1995
                                                                   ----       ----         ----          ----
                 Solid waste services ......................    $ 113,436   $ 66,180    $ 314,200     $ 174,647
                 Electronic security services ..............       19,926     11,874       57,514        36,032
                 Automotive retailing ......................       22,384         --       51,657            --
                                                                ---------   --------    ---------     ---------
                                                                $ 155,746   $ 78,054    $ 423,371     $ 210,679
                                                                =========   ========    =========     =========


         The increases in revenue from the solid waste services segment for the three and nine months ended September 30, 1996 are primarily a result of the acquisition of Hudson Management Corporation and Envirocycle, Inc. (collectively, "HMC") in August 1995 and other businesses during the periods, as well as the expansion of the Company's existing businesses. The increases in revenue from the electronic security services segment for the three and nine months ended September 30, 1996 are principally a result of the addition of new monitoring accounts during the periods. Revenue from the Company's automotive retailing business during the three and nine months ended
September 30, 1996 is a result of the acquisition of CarChoice in August 1996 which was accounted for under the pooling of interests method of accounting. CarChoice opened its first two used car megastores in December 1995 and May 1996.

OPERATING COSTS AND EXPENSES

         The following table sets forth the Company's total cost of operations and selling, general and administrative expenses as percentages of total revenue for the following periods:


                                                               Three Months Ended    Nine Months Ended
                                                                  September 30,        September 30,
                                                               ------------------    -----------------
                                                                 1996       1995       1996      1995
                                                                 ----       ----       ----      ----
                 Cost of operations ........................     73%        69%        70%       67%
                 Selling, general and administrative .......     16%        23%        18%       23%

COST OF OPERATIONS

         Cost of operations for the Company's collection operations includes disposal, labor, fuel and equipment maintenance costs. Landfill cost of operations includes daily operating expenses, the legal and administrative costs of ongoing environmental compliance and site closure and post-closure costs. Certain direct landfill development costs, such as engineering, upgrading, cell construction and permitting costs, are capitalized and depleted based on consumed airspace. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services are expensed as incurred. Cost of operations for the Company's electronic security services business primarily consists of the labor and equipment associated with the sale, installation and monitoring of security systems. Cost of operations for the Company's automotive retailing business primarily consists of the direct cost to acquire vehicles sold and their related reconditioning costs.

         Cost of operations was $113,566,000 and $297,616,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $53,921,000 and $140,152,000 for the same periods of the prior year. These increases reflect the Company's expanded operations through acquisitions of new businesses and growth of its existing businesses. The increases in costs of operations as percentages of revenue for the three and nine months ended September 30, 1996 are primarily due to start-up operating costs associated with the Company's automotive retailing business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $24,139,000 and $76,744,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $17,645,000 and $49,294,000 for the same periods of the prior year. These increases primarily reflect the growth of the Company's business through the acquisitions of HMC and other businesses as well as start-up costs related to the Company's automotive retailing business. The decreases in selling, general and administrative expenses as percentages of revenue for the three and nine months ended September 30, 1996 are primarily due to the reduction of administrative expenses for acquired businesses and growth in revenue.

         Included in selling, general and administrative expenses for the three months ended September 30, 1996 are approximately $3,000,000 of transaction costs associated with the ADT Agreement which was terminated by mutual agreement of the parties on September 30, 1996. Upon terminating the ADT Agreement, the Company recorded the ADT Warrant at a value of approximately $5,670,000 based upon an option pricing model computation. The Company has recorded $3,000,000 of the $5,670,000 value attributed to the ADT Warrant as a credit to selling, general and administrative expenses for the three months ended September 30, 1996 to offset the transaction costs incurred in connection with the ADT Agreement as described above. The remaining value of the ADT Warrant totaling $2,670,000 has been included as a component of other income for the three months ended September 30, 1996.

INTEREST AND OTHER INCOME

         Interest and other income increased to $7,102,000 and $13,083,000 for the three and nine month periods ended September 30, 1996, respectively, from $1,717,000 and $2,770,000 for the comparable periods in 1995. These increases are due to the increase in interest income from the Company's cash investments resulting from the proceeds from sales of Common Stock in 1996 and 1995 and interest income on advances to AutoNation. Also included in other income for the three and nine months ended September 30, 1996 is the $2,670,000 value attributed to the ADT Warrant in excess of the ADT transaction costs as described above.

INTEREST EXPENSE

         Interest expense was $513,000 and $2,324,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to $1,264,000 and $4,263,000 for the comparable periods in 1995. The decreases are due to a reduction in average borrowings outstanding during the periods.

INCOME TAXES

         The Company's provision for income taxes is based upon the Company's anticipated annual effective income tax rate. The Company's effective income tax rates for the three and nine months ended September 30, 1996 decreased to 35.1% and 36.5% respectively, from 44.0% and 44.4% respectively, for the same periods of the prior year. Such decreases are due to fluctuations associated with varying effective income tax rates of businesses acquired and accounted for under the pooling of interests method of accounting. The Company anticipates its effective income tax rates will fluctuate in future periods as a result of future business combinations, particularly those accounted for under the pooling of interests method of accounting.

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

         Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated.

         The Company periodically reassesses its methods and assumptions used to estimate such accruals for landfill and environmental costs and adjusts such accruals accordingly. The factors considered in reassessing its methods and assumptions include, but are not limited to, changing regulatory requirements, the effects of inflation, changes in operating climates in the regions in which the Company's facilities are located and the expectations regarding costs of securing environmental services.

DISCONTINUED OPERATIONS

         In April 1995, the Company spun-off its hazardous waste services segment, Republic Environmental Systems, Inc.("RESI"), now known as International Alliance Services, Inc., to the Company's shareholders. The Company has had no direct ownership interest in RESI since the spin-off. The hazardous waste services segment of the Company's business has been accounted for as a discontinued operation in the accompanying Unaudited Condensed Consolidated Financial Statements.

                              FINANCIAL CONDITION

         At September 30, 1996, the Company had $154,826,000 in cash and $250,000,000 of availability under its credit facility. In addition, in November 1996, the Company sold approximately 12,080,000 shares of Common Stock in a private placement transaction resulting in net proceeds of $353,000,000. The Company believes that its financial condition is strong and that it has the financial resources necessary to meet its anticipated financing needs.

WORKING CAPITAL

         Working capital at September 30, 1996 amounted to $246,129,000 as compared to $144,329,000 at December 31, 1995. The increase in working capital primarily results from the May 1996 sale of 9,878,400 shares of Common Stock in a private placement transaction resulting in net proceeds of $197,583,000. The Company believes working capital may decline during the remainder of 1996 and 1997 to lower levels as additional capital is used for the continued expansion of the Company's existing businesses and the development of the AutoNation business.

         Accounts receivable at September 30, 1996 were $62,424,000 as compared to $38,092,000 at December 31, 1995. The increase is primarily attributed to various business acquisitions and expansion of the Company's existing businesses.

         Inventory at September 30, 1996 amounted to $27,954,000 as compared to $14,924,000 at December 31, 1995. The increase is primarily attributed to increases in vehicle inventory associated with the May 1996 opening of a used car megastore by CarChoice.

         Other current assets at September 30, 1996 were $126,296,000 as compared to $7,323,000 at December 31, 1995. The increase is primarily due to approximately $112,900,000 in advances made to AutoNation during the nine months ended September 30, 1996. In May 1996, in connection with the execution of the definitive agreement which provides for the acquisition of AutoNation, the parties also entered into a loan agreement (the "AutoNation Loan Agreement") whereby the Company has agreed to provide a line-of-credit to AutoNation for the development of new and used car megastores until consummation of the acquisition of AutoNation. Advances under the AutoNation Loan Agreement bear interest at LIBOR plus 2% and mature June 30, 1997. Additionally, advances are secured by the common stock of AutoNation's principal operating subsidiary, all trademarks and intellectual property of AutoNation and, until consummation of the Company's merger with AutoNation, AutoNation's remaining shareholder subscription commitments which commitments approximate $28,000,000. Also included in other current assets at September 30, 1996 is the value assigned to the ADT Warrant totaling
$5,670,000 as previously discussed.

         Accrued liabilities at September 30, 1996 were $62,767,000 as compared to $24,431,000 at December 31, 1995. The increase is primarily attributed to various business acquisitions and expansion of the Company's existing businesses.

         Current maturities of long-term debt increased to $18,805,000 at September 30, 1996 from $11,996,000 at December 31, 1995. The increase is primarily attributed to an increase in vehicle floorplan financing associated with the Company's two used car megastores.

PROPERTY AND EQUIPMENT

         Property and equipment increased to $457,976,000 at September 30, 1996 from $293,734,000 at December 31, 1995. The increase is attributed primarily to various business acquisitions and increased capital expenditures resulting from expansion of the Company's existing businesses.

INVESTMENT IN SUBSCRIBER ACCOUNTS

         Investment in subscriber accounts represents certain capitalized costs associated with the installation of new electronic security systems and the cost of acquired subscriber accounts. Investment in subscriber accounts increased $42,856,000 during the nine months ended September 30, 1996 due to growth in electronic security system installations and acquisitions of subscriber accounts.

INTANGIBLE ASSETS

         Intangible assets increased $90,177,000 during the nine months ended September 30, 1996 as a result of the acquisition of various businesses accounted for under the purchase method of accounting during the period.

DEFERRED REVENUE

         Deferred revenue consists primarily of proceeds from the factoring of electronic security monitoring contracts by one of the Company's acquired security businesses. The use of factoring was discontinued by the Company subsequent to the date of acquisition in November 1995. Deferred revenue, net of current portion, decreased to $9,794,000 at September 30, 1996 from $18,012,000 at December 31, 1995. Such decrease is a result of revenue recognition from previously factored monitoring contracts over the remaining term of the contracts which expire through 1998.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $341,356,000 during the nine months ended September 30, 1996 primarily due to the May 1996 sale of Common Stock and the acquisition of various businesses during the period.

                                   CASH FLOWS

         Cash and cash equivalents decreased by $9,746,000 during the nine months ended September 30, 1996. The major components of this change are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         The Company's net cash flows from operating activities increased during the nine months ended September 30, 1996 primarily as a result of various business acquisitions and expansion of the Company's existing businesses.


CASH FLOWS FROM INVESTING ACTIVITIES

         The Company made capital expenditures of approximately $77,538,000 during the nine months ended September 30, 1996 which included the purchase of equipment, normal replacement of older equipment and expansion of landfill sites. The Company also made capital expenditures of approximately $24,943,000 during the nine months ended September 30, 1996 related to the expansion of its electronic security services business through installations of new monitoring systems and acquisitions of subscriber accounts.

         In addition, during the nine months ended September 30, 1996, the Company advanced $112,900,000 to AutoNation under the AutoNation Loan Agreement as previously discussed.

         The Company expects capital expenditures to increase substantially during the remainder of 1996 and in the foreseeable future due to the development of the AutoNation business as well as continued internal growth of existing businesses and pending acquisitions. In addition, management anticipates continuing to make capital expenditures for equipment, upgrading existing equipment and facilities, the construction of new airspace at landfill sites and the installation of new security systems.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities for the nine months ended September 30, 1996 primarily consist of $197,583,000 in net cash proceeds from the May 1996 sale of Common Stock. Proceeds from this sale as well as remaining proceeds from 1995 sales of Common Stock were used to repay indebtedness assumed in business combinations.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 27.1  Financial Data Schedule (For SEC use only)

         (b)     Reports on Form 8-K :

                 Form 8-K as amended by Form 8-K/A, dated July 1, 1996 reporting the signing of the definitive agreement to combine ADT Limited ("ADT") and Republic and the grant to Republic of a warrant to acquire 15,000,000 shares of ADT if the agreement is terminated for any reason.

                 Form 8-K dated July 16, 1996 reporting the amendment to the agreement to combine ADT and Republic.

                 Form 8-K dated September 30, 1996 reporting the termination of the ADT agreement and reporting certain financial information.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        REPUBLIC  INDUSTRIES, INC.



Date: November 14, 1996             By: /s/ Michael S. Karsner
                                        ----------------------------------------
                                        Michael S. Karsner
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)