Form 10-K
period 1996-12-31
REPUBLIC INDUSTRIES INC
filed 1997-02-27
CIK 350698

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
Commission file number: 0-9787

                           REPUBLIC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                       73-1105145
           (State of Incorporation)                  (I.R.S. Employer Identification No.)

         450 EAST LAS OLAS BOULEVARD                                33301
           FORT LAUDERDALE, FLORIDA                               (Zip Code)
   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (954) 713-5200

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 24, 1997, the registrant had 324,853,016 shares of Common Stock outstanding and, at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $9,195,030,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III   Portions of the Registrant's Proxy Statement relative to the
           1997 Annual Meeting of Stockholders.
Part IV Portions of previously filed reports and registration statements.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Republic Industries, Inc. (the "Company") is a diversified holding company with subsidiaries operating in the solid waste services, electronic security services, automotive rental and automotive retailing industries. The Company is aggressively building its existing lines of business through internal growth and acquisitions. During 1996, the Company expanded its operations into the automotive rental and automotive retailing industries. The Company is actively negotiating to acquire additional companies in its existing and complementary lines of business.

     The Company's solid waste services business provides integrated solid waste services, which consists of waste collection, disposal and recycling. The Company owns or operates 36 solid waste landfills in 12 states. These landfills have an aggregate of approximately 4,221 permitted acres with a total available permitted disposal capacity of approximately 267.3 million in-place cubic yards. The Company also owns or operates 43 transfer stations, and provides collection and recycling services to municipal, residential, commercial and industrial customers, primarily in areas surrounding its landfill sites and other areas in 18 states.

     The Company's electronic security services business involves the sale, installation and maintenance of electronic security systems for commercial and residential use as well as the continuous electronic monitoring of installed security systems. The Company owns and operates nine central monitoring stations from which it monitors businesses and residences predominantly in six states.

     The Company's automotive rental business involves the rental of vehicles on a daily or weekly basis to leisure and business travelers principally from on-airport or near airport locations through Alamo Rent-A-Car, Inc. ("Alamo") and through National Car Rental System, Inc. ("National"). The Company acquired Alamo in November 1996. Alamo's vehicle rental business operates in 45 states in the United States, and in Canada and in nine European countries. Alamo owns and operates 210 rental locations in the United States and Canada, and 63 locations in Europe, and licenses to third party operators another 120 locations in Europe. In 1996, Alamo and its licensees operated an average fleet of approximately 158,000 vehicles. The Company acquired National in February 1997. National's vehicle rental business operates in all 50 states in the United States, and in Canada, the Caribbean, Latin America and the Pacific. National owns and operates 804 rental locations in the United States and Canada, and licenses to third party operators another 164 locations in the United States, the Caribbean, Latin America and the Pacific. In 1996, National and its licensees operated an average fleet of approximately 145,000 vehicles.

     The Company's automotive retailing business involves the sale of both new and used vehicles and related automotive services and products. According to Automotive News, an industry trade publication, upon completion of the Company's pending acquisitions of franchised automotive dealerships, the Company will be the single largest automotive retailer in the United States as measured by total annual revenue. The Company currently operates 19 franchised automotive dealerships, and has contracted to acquire 21 additional franchised automotive dealerships, which operate a total of 55 franchises granted by the manufacturers of the Acura, Buick, Chevrolet/Geo, Chrysler, Dodge, Ford, Hyundai, Isuzu, Jeep/Eagle, Kia, Lexus, Lincoln-Mercury, Mazda, Mitsubishi, Nissan, Oldsmobile, Plymouth, Pontiac, Saturn, Suzuki and Toyota brands of cars and light trucks, in seven states. The Company also operates, in four states, seven used vehicle megastores under the name AutoNation USA(SM), three used vehicle retail outlets under the names Valu Stop(SM) or CarStop(SM), and two vehicle reconditioning centers. AutoNation is in various stages of acquiring and/or developing numerous additional sites for AutoNation USA megastores, reconditioning centers and other used vehicle facilities.

     The Company was incorporated in Oklahoma in 1980 and reincorporated in Delaware in 1991. In 1995, the Company changed its name to Republic Industries, Inc. from Republic Waste Industries, Inc. The Company's common stock, par value $.01 per share ("Common Stock"), trades on The Nasdaq Stock

Market -- National Market ("Nasdaq") under the symbol "RWIN." In May 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend, which was distributed in June 1996 (the "Stock Split"). All references herein to historical share and per share data have been retroactively adjusted to reflect the Stock Split. For information concerning revenue and related financial data and business segment information, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." For certain risk factors related to the Company's business, operations and financial performance, see "-- Risk Factors."

BUSINESS STRATEGY

     The Company's business strategy is (i) to continue to expand its current operations in its existing lines of business through internal growth and acquisitions, and (ii) to enhance and broaden its operations by entering into complementary lines of business, particularly in the automotive industry. For certain risks involved with the Company's business strategy, see "-- Risk Factors."

     In expanding its solid waste operations, the Company has acquired companies which have solid waste collection and hauling services in high growth markets, which it expects will experience stable internal growth. The Company generally operates waste collection companies that are in markets served by the Company's existing landfill facilities, and in markets with attractive third party disposal fees. In making acquisitions, the Company principally targets waste collection companies which have long term collection contracts with municipalities. The Company also may consider acquiring companies which own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. The Company generally targets acquisitions in markets where it will be, or will have favorable prospects of becoming, a significant provider of integrated waste services in that market. However, the Company is not limited to these target criteria for acquisitions, and may acquire additional solid waste operations as opportunities arise.

     In expanding its electronic security operations, the Company's primary goal is to grow its customer base in the residential segment of the business. The Company generally operates in high growth markets where it will be, or will have favorable prospects of becoming, a significant provider of electronic security services. The Company has developed marketing programs which have enabled it to generate significant numbers of new installations and monitoring accounts each month. The Company also seeks to acquire security companies in high growth markets with strong recurring monthly revenue derived from monitoring services. In addition, the Company will seek to achieve economies of scale by acquiring security companies with accounts that can be monitored through the Company's existing central monitoring stations. However, the Company is not limited to these target criteria for acquisitions, and may acquire additional electronic security operations as opportunities arise.

     In building its automotive operations, the Company's goal is to become the premiere national provider for consumers' automotive needs. According to industry analysts, the automotive industry as a consumer market generates over $800 billion in annual revenue. In 1996, this market encompassed retail sales of new vehicles (approximately $310 billion), retail sales of used vehicles (approximately $365 billion), retail sales of vehicle parts and maintenance/repair services (approximately $128 billion), and rental of vehicles (approximately $17 billion). In addition, consumers financed approximately $450 billion of vehicle purchases and leases in 1996. At the end of 1996, industry analysts estimate that there were more than 22,000 franchised automotive dealerships and 61,000 independent used vehicle retailers in operation in the United States. Notwithstanding the tremendous size of this market and of each of its individual components, the Company believes that the automotive consumer market generally suffers from high degrees of inefficiency, fragmentation, and consumer dissatisfaction.

     For example, in the used vehicle sector, even though there is growing demand for used vehicles as new vehicle prices increase, consumers are generally dissatisfied with the service, pricing and quality offered by existing used vehicle retailers. As a result, according to industry estimates approximately 30% of the total number of used vehicle sales each year are made through casual private transactions between individuals rather than through an established retailer. The Company believes that this lack of consumer confidence in the existing used vehicle retail market is due to the absence of a nationally branded retailer. In addition, the

Company believes that consumers generally are unable to find used vehicles that have been extensively reconditioned, to obtain comprehensive warranties on used vehicles, to see and test drive a broad selection of used vehicles in one location, or to be offered a convenient and pleasant, no pressure, "no haggle" shopping environment.

     The Company believes the inefficiency, fragmentation and consumer dissatisfaction in the retail of used vehicles is also present in other segments in the automotive industry. The Company's strategy is to capitalize on these opportunities by becoming a nationally recognized retailer and provider of products and services to automotive consumers.

     In the used vehicle segment, the Company has targeted sites in major domestic markets for the development of its AutoNation USA used vehicle megastores. Each megastore maintains an inventory of up to 1,000 Reconditioned-To-Perform-Like-New(SM), late model, low mileage vehicles featuring "no-haggle" prices with limited warranties and return policies. Each megastore is highly visible with convenient access and provides exceptional customer service and other amenities. At present, the Company has opened seven AutoNation USA megastores, plans on opening approximately 13 more in 1997 and plans on having a total of approximately 86 by the end of the year 2000. The Company is also developing vehicle reconditioning centers to serve markets in which it will be operating AutoNation USA megastores.

     In addition, the Company is developing smaller used vehicle retail stores, operating under the Valu Stop and CarStop brand names. These stores feature older-model, higher mileage vehicles than those offered in AutoNation USA megastores. They offer the same "no-haggle" prices on vehicles with exceptional customer service, but shorter warranty and return policies. The Company anticipates that many of the vehicles offered by these stores will be trade-ins received at AutoNation USA megastores. At present, the Company has opened three Valu Stop and CarStop stores and plans on opening additional stores in markets where AutoNation USA megastores are being developed.

     In the new vehicle segment, the Company has acquired, or has contracted to acquire, an aggregate of 40 franchised automotive dealerships which operate a total of 55 franchises granted by the manufacturers of 24 brands of vehicles. In making these acquisitions, the Company has sought dealerships with popular brands and well established reputations for quality service, competitive pricing and programs which are designed to improve customer convenience and satisfaction. The Company anticipates that franchised automotive dealerships will provide AutoNation USA megastores with access to used vehicles which are traded-in or off-lease and allow for servicing of used vehicles under manufacturers' warranties. They will also provide the Company with additional volume for its reconditioning centers, enabling them to operate at a greater capacity, thereby reducing reconditioning costs per vehicle. The Company intends to continue to acquire franchised automotive dealerships in markets where it is developing AutoNation USA megastores.

     In the vehicle rental segment, the Company has acquired Alamo and National, two of the five largest companies in the industry. Alamo has a strong presence in the leisure segment of the vehicle rental market and National has a strong presence in the business travel segment. By owning both companies, the Company anticipates that it will be able to serve a wider customer base, obtain greater utilization of its vehicle rental fleets and achieve economies of scale in fleet purchasing, management and financing. In addition, Alamo and National provide the Company with greater access to used vehicles for AutoNation USA megastores and additional sources of vehicles for the Company's reconditioning centers, enabling such centers to operate at a greater capacity thereby reducing reconditioning costs per vehicle.

     The Company also plans to establish a captive finance company and enter into an arrangement with a leading finance company to service its operations. The Company believes that its own finance company will give its automotive retailing operations a competitive advantage by being able to offer unique financing alternatives to consumers. The Company is exploring additional opportunities in related complimentary automotive businesses. Such businesses may be developed through acquisitions, joint ventures, affiliations and other means.

     The Company intends to develop AutoNation USA into a national brand for its new and used vehicle operations while building upon the strong recognition of Alamo and National. In the process, the Company will seek to offer the consumer value, convenience and high quality service. In doing so, the Company will have the opportunity to profit from multiple transactions with many consumers in fulfilling their automotive transportation needs. In addition, the Company anticipates that it will have the ability to profit from each stage of a vehicle's life: first, from its sale or lease and related financing as a new vehicle at one of the Company's franchised automotive dealerships, then, upon its return off-lease or as a trade-in, from its rental at Alamo or National, and finally, from the sale or lease and related financing of the same used vehicle at an AutoNation USA megastore, Valu Stop or CarStop location.

     By owning national chains of franchised automotive dealerships, used vehicle stores, vehicle rental companies and other complimentary businesses, the Company anticipates that it will also be able to achieve certain economies of scale. For example, as one of the largest advertisers in a particular market, advertising expenses can be lowered through volume purchases of broadcast time, newspaper advertising and other media. In addition, the Company will have the opportunity to consolidate financial and other administrative functions to reduce fixed costs and achieve greater efficiencies in operations.

     Although management believes that the Company currently has sufficient resources, including cash on hand, cash flow from operating activities, credit facilities and access to the financial markets, to fund current and planned operations, service its outstanding debt and make certain acquisitions, there can be no assurance that additional financing will be available on a timely basis, if at all, or that it will be available on terms acceptable to the Company for such purposes. See "-- Risk Factors" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ACQUISITIONS

     The Company uses internal acquisition teams, supplemented as needed by outside advisors, and its contacts in the solid waste services, electronic security services and automotive industries, to identify, evaluate and acquire solid waste services, electronic security services and automotive businesses. Acquisition candidates are evaluated based on stringent criteria in a comprehensive process which includes operational, legal and financial due diligence reviews.

     The Company expects to continue to pursue acquisitions in the solid waste services, electronic security services, automotive and other related industries, and anticipates financing acquisitions with cash, issuances of Common Stock and/or borrowings under lines of credit.

  Pending Acquisitions

     In February 1997, the Company signed a definitive agreement to acquire Taormina Industries, Inc. ("Taormina"), which provides waste collection services and owns and operates a materials recycling facility. The Company will issue approximately 7.3 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approvals.

     In February 1997, the Company signed a definitive agreement to acquire AAA Disposal Services, Inc. ("AAA Disposal"), which provides waste collection and recycling services. The Company will issue approximately 2.9 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approvals.

     In February 1997, the Company signed a definitive agreement to acquire Wallace Automotive Group ("Wallace"), which owns and operates three franchised automotive dealerships. The Company will issue approximately 1.7 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

     In January 1997, the Company signed a definitive agreement to acquire Maroone Automotive Group ("Maroone"), which owns and operates five franchised automotive dealerships. The Company will issue approximately 6.1 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

     In addition, in January and February 1997, the Company signed definitive agreements to acquire other businesses in the solid waste services and automotive retailing industries which are not material to the Company. The Company will issue an aggregate of approximately 2.5 million shares of Common Stock in such transactions, which will be accounted for under the purchase method of accounting, and will issue an aggregate of approximately 1.1 million shares of Common Stock in such transactions, which will be accounted for under the pooling of interests method of accounting. These transactions are subject to customary conditions, including manufacturer and regulatory approvals, as applicable.

  Acquisitions Completed Subsequent to December 31, 1996

     In February 1997, the Company acquired National, which operates a vehicle rental business. The Company issued approximately 21.7 million shares of Common Stock in this transaction, which is being accounted for under the pooling of interests method of accounting.

     In January 1997, the Company acquired AutoNation Incorporated ("AutoNation"), which is developing a chain of used vehicle megastores. The Company issued approximately 17.5 million shares of Common Stock in this transaction, which is being accounted for under the purchase method of accounting.

     In January 1997, the Company acquired Carlisle Motors, Inc. ("Carlisle"), which owns and operates three franchised automotive dealerships. The Company issued approximately 1.0 million shares of Common Stock in this transaction, which is being accounted for under the pooling of interests method of accounting.

     In addition, in January and February 1997, the Company acquired various other businesses in the solid waste services, electronic security services and automotive retailing industries which were not material to the Company. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid approximately $56.5 million of cash in such transactions, which is being accounted for under the purchase method of accounting, and issued an aggregate of approximately .9 million shares of Common Stock in such transactions, which is being accounted for under the pooling of interests method of accounting.

  Acquisitions Completed During 1996

     In December 1996, the Company acquired Addington Resources, Inc. ("Addington"), which primarily provides solid waste disposal services. The Company issued approximately 13.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In December 1996, the Company acquired Continental Waste Industries, Inc. ("Continental"), which provides integrated solid waste services. The Company issued approximately 12.4 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In November 1996, the Company acquired Alamo, which operates a vehicle rental business. The Company issued approximately 22.6 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In August 1996, the Company acquired substantially all of the assets of CarChoice, Inc. ("CarChoice"), which operated used vehicle superstores similar to those being developed by AutoNation. The Company issued approximately 3.9 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In February 1996, the Company acquired Incendere, Inc. ("Incendere"), which provides solid waste collection, recycling and medical waste hauling services. In February 1996, the Company acquired The Denver Fire Reporter & Protective Co. ("Denver Alarm"), which provides electronic security services. The

Company issued an aggregate of approximately 5.8 million shares of Common Stock in these transactions, which have been accounted for under the pooling of interests method of accounting.

     During the year ended December 31, 1996, the Company also acquired various other businesses in the solid waste services, electronic security services and automotive retailing industries which were not material to the Company. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid $23.4 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 13.0 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting.

  Vehicle Manufacturer Agreements and Policies Related to Acquisitions

     In furtherance of the Company's strategy to expand its automotive retailing operations, the Company has entered into agreements with certain major vehicle manufacturers to facilitate the acquisition of automotive dealerships operating under franchises granted by such manufacturers.

     General Motors. In January 1997, the Company entered into an agreement establishing a framework with General Motors Corporation ("General Motors") for the acquisition by the Company of automotive dealerships operating Buick, Cadillac, Chevrolet, Oldsmobile and Pontiac-GMC franchises. The agreement with General Motors contains certain provisions relating to the Company's acquisition, ownership structure, management, and operation of automotive dealerships franchised by General Motors, which will allow the Company to implement its strategy of acquiring automotive dealerships in markets where it has existing and planned AutoNation USA megastores. In addition, the General Motors agreement provides that General Motors will have the right to acquire, for fair market value, any General Motors franchised automotive dealership operated by the Company if any person or persons acting as a group acquires more than 20% of the Company's voting stock with the intent to acquire more than 50% of the Company's voting stock, to engage in an extraordinary corporate transaction with the Company such as a merger or to change the majority of the Company's existing Board of Directors, provided that such actions, in General Motors' judgment, could have a material or adverse affect on General Motors' image or reputation, or materially and adversely affect the operations of General Motors franchised dealerships or could be materially incompatible with General Motors' interests.

     Ford Motor. In December 1996, the Company entered into an agreement establishing a framework with the Ford Motor Company ("Ford Motor") for the acquisition by the Company of automotive dealerships operating Ford and Lincoln-Mercury franchises. The agreement with Ford Motor contains certain provisions relating to the Company's acquisition, ownership structure, management, and operation of automotive dealerships franchised by Ford Motor, which will allow the Company to implement its strategy of acquiring automotive dealerships in markets where it has existing and planned AutoNation USA megastores. In addition, the Ford Motor agreement provides that Ford Motor will have the right to acquire, for fair market value, any Ford Motor franchised automotive dealership operated by the Company if either (i) any person or persons acting as a group acquires more than 50% of the Company's voting stock or (ii) the Company proposes to engage in an extraordinary corporate transaction such as a merger or sale of all of its assets or to change the majority of the Company's existing Board of Directors, provided that such actions, in Ford Motor's judgment, could have a material and adverse affect on Ford Motor's image or reputation or could be materially incompatible with Ford Motor's interests.

     Other Manufacturers. Other automobile manufacturers generally have policies regarding the acquisition, ownership structure, management, and operation of their franchised automotive dealerships, some of which may include limitations on franchised automotive dealerships acquired by a publicly-owned corporation. The Company believes that its strategy of acquiring franchised automotive dealerships will be aided by various federal and state laws that generally protect franchisees, which include statutes that may prohibit an automobile manufacturer from unreasonably withholding approval of a proposed change of ownership of a franchised automotive dealership.

OPERATIONS

     The Company's operations are organized primarily into four general industry segments: (1) solid waste services, (2) electronic security services, (3) automotive rental and (4) automotive retailing.

  Solid Waste Services

     The Company's solid waste services operations primarily consist of collection, disposal and recycling services.

     Collection Services. The Company's solid waste collection operations are of two types: industrial and commercial/residential. As of December 31, 1996, the Company provided collection services to municipal, residential, commercial and industrial customers in 18 states.

     In its industrial collection operations, the Company supplies its customers with waste containers known as "roll-off" containers. The Company collects the roll-off containers and transports them to a landfill where the waste is deposited. Waste collection services are provided to individual facilities on a contractual basis with terms generally ranging from a single pickup to a one-year term.

     The Company's commercial and residential collection operations involve the curbside collection of refuse from small containers into collection vehicles for transport to transfer stations or directly to landfills. Commercial collection services are generally performed under one to three-year service agreements, and fees are determined by such considerations as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, the distance to the disposal facility and cost of disposal. Residential solid waste collection services are typically performed under contracts with municipalities, generally secured by competitive bid, which give the Company exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years, although some are for as long as 20 years. Residential solid waste collection services may also be performed on a subscription basis, in which individual households contract directly with the Company. The fees received for residential collection are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. Residential collection fees are paid by the residential customers receiving the service.

     The Company also owns or operates 43 transfer stations. Waste is collected and deposited at these stations by the Company and other private haulers for compaction and transfer to trailers for transport to landfills, incinerators, recycling facilities or other disposal sites.

     Disposal Services. The Company owns or operates 36 solid waste landfills with approximately 4,221 permitted acres and total available permitted disposal capacity of approximately 267.3 million cubic in-place yards as of December 31, 1996. See "ITEM 2. PROPERTIES -- Solid Waste Services." The in-place capacity of the Company's landfills is subject to change based on engineering factors and requirements of regulatory authorities. Certain of the landfills accept nonhazardous special waste, including utility ash, asbestos and contaminated soils. The majority of the Company's landfill revenue are derived from long-term integrated waste disposal and collection contracts with industrial customers and municipalities, and disposal contracts with certain third party collection companies.

     Most of the Company's existing landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. The Company monitors the availability of permitted disposal capacity at each of its landfills and evaluates whether to pursue expansion at a given landfill based on estimated future waste volumes, remaining capacity and likelihood of obtaining expansion. Each of the Company's landfills currently has adequate permitted capacity. The Company is currently seeking to expand permitted capacity at certain of its landfills in connection with favorable design modifications.

     Recycling Services. Management believes that recycling has become an increasingly important component of most major markets' solid waste management plans as a result of the public's increasing environmental awareness and expanding federal and state regulations pertaining to waste recycling. The Company currently provides recycling services through most of its collection subsidiaries and has recycling facilities or other recycling operations in 17 states. The services provided by the Company's collection subsidiaries include the curbside collection of recyclable waste and the provision of a variety of recycling services, including the collection of segregated cardboard boxes and construction debris for resale to paper manufacturers and others. In certain areas, the Company receives certain types of commercial and industrial solid waste which is sorted at its facilities into recyclable materials and nonrecyclable waste; the recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators.

  Electronic Security Services

     The Company is engaged in the electronic security services business, which consists of the sale, installation and maintenance of electronic security systems for commercial and residential use, as well as the continuous electronic monitoring of installed security systems. The Company sells and installs modern electronic devices in its customers' businesses and residences to provide detection of events, such as intrusion or fire. The Company purchases from various manufacturers the components of the systems it sells, installs and maintains. The products and services marketed in the electronic security services industry by the Company and others range from basic residential systems that provide entry and fire detection to sophisticated commercial systems incorporating closed circuit television and access control systems. Detection systems may be continuously monitored by centralized monitoring stations which are linked to the customer through telephone lines or via radio transceiver. Currently, the Company operates nine central monitoring stations in six states from which it monitors businesses and residences. Upon detecting an intrusion or certain other occurrences at a customer's business or residence, the central monitoring station calls the customer and, if necessary, the local police department, fire department, ambulance or other authorities.

  Automotive Rental

     The automotive rental industry is composed of three principal markets: the general use market for business travelers, the general use market for leisure travelers and the local/replacement market. The general use markets consist of the rental of vehicles principally from on-airport or near-airport locations, and the local/replacement market consists of the rental of vehicles to individuals who have lost the use of their vehicles through accident, theft or breakdown and generally are located near downtown or suburban areas. Vehicle rentals are generally made on a daily or weekly basis. Rates vary at different locations depending on the type of vehicle, competitive market conditions and cost factors.

     In general, concession fees for airport locations are based on a percentage of total revenue (as determined by each airport), subject to a minimum guaranteed amount. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. As a result of minimum guaranteed fees, most smaller rental companies are not located at airports. Concession arrangements with the various airport authorities usually include minimum requirements for vehicle age, operating hours, employee conduct, and provide for relocation in the event of future construction and abatement of fees in the event of extended low passenger volume. At near-airport locations, airport authorities generally charge permit fees for the privilege of customer pick-up and drop-off at terminals by courtesy vans or buses. Unlike on-airport concessions, most often there is no limit to the number of ground transportation permits available for issuance by the airport authority and a minimum guaranteed fee is not required. Generally, on-airport locations have greater high-yielding walk-up rentals (i.e., customers without reservations) and fewer no-shows (i.e., customers with reservations who fail to rent).

     Alamo principally targets the general use market for leisure travelers. Alamo's vehicle rental business operates in 45 states in the United States, and in Canada and in nine European countries. Alamo owns and operates 210 rental locations in the United States and Canada, and 63 locations in Europe, and licenses to third party operators another 120 locations in Europe. In 1996, Alamo and its licensees operated an average fleet of approximately 158,000 vehicles. Of the rental locations owned and operated by Alamo and its licensees, 121 are on-airport locations, 183 are near-airport locations, and 89 are downtown or suburban locations.

     National principally targets the general use market for business travelers. National's vehicle rental business operates in all 50 states in the United States, and in Canada, the Caribbean, Latin America and the Pacific. National owns and operates 804 rental locations in the United States and Canada, and licenses to third party operators another 164 locations in the United States, the Caribbean, Latin America and the Pacific. In 1996, National and its licensees operated an average fleet of approximately 145,000 vehicles. Of the rental locations owned and operated by National in the U.S. and Canada, 345 are on-airport locations, and 459 are downtown or suburban locations. National serves its customers in other markets around the world through marketing affiliations in Europe, Africa and the Middle East with Europcar/Interrent, and in Japan and the Pacific with Nippon/Interrent.

     Both Alamo and National offer a wide variety of automobiles, minivans and sport/utility vehicles, most of which are either the current or immediately preceding model years. Alamo and National are each in many cases one of several vehicle rental concessionaires at the airports at which they operate. Both Alamo and National generally offer their customers the convenience of leaving a rental vehicle at a rental location in a city other than the one in which it was rented, typically subject to a drop-off charge or special inter-city rate. Historically, rental charges have included unlimited mileage, although Alamo has tested fees in certain markets for mileage above specific allowances.

     Both Alamo and National use proprietary integrated fleet management systems to efficiently utilize their rental fleets and price their rental vehicles. These systems provide for the identification and status of every vehicle in the fleet every day on a real-time basis, and enables Alamo and National to evaluate fleet needs based on market demands and reservation projections on a daily basis and to optimize their ability to rent each available vehicle in their fleets each day at the highest possible rate. These fleet management systems perform, among other functions, vehicle purchase ordering (including vehicle specifications), in-fleeting, registration, invoice and dealer payment and title control, fleet movement tracking, physical inventory and inactive vehicle management, fleet cost allocation (both purchased and leased), maintenance record keeping, grounding and vehicle sales. These systems also take into account the present bookings, factor in the traditional no-show percentage and compare historical data for walk-ups and incoming reservations. These systems are upgraded from time to time.

     The Company operates five state-of-the-art reservations centers. Alamo's three vehicle rental reservation centers collectively handle an average of 68,000 telephone calls per weekday, with up to 96,000 calls per weekday during peak periods, and are linked to allow for the rerouting of calls among the centers depending on operational needs. National's two vehicle rental reservation centers collectively handle an average of 45,000 telephone calls per weekday, with up to 65,000 calls per weekday during the peak periods, while the majority of bookings are received via automated global distribution systems with corporate accounts.

     In addition to basic vehicle rental charges, the sale of rental related products generates approximately 23% of Alamo's revenue in the United States, Canada and Europe, and approximately 4.9% of National's revenue in the United States and Canada, as of December 31, 1996. Such rental related products include collision damage waivers, additional liability protection, personal accident and personal effects protection, other travel related insurance coverages and travel related products, such as vehicle upgrades, gasoline sales, inter-city drop-off charges, and miscellaneous items such as baby seats, ski racks, cellular phones and additional driver fees. The Company also earns a small percentage of its overall rental revenue from its airport parking operations.

     In the United States, all of Alamo's rental locations and most of National's rental locations are corporate-owned. National licenses a number of locations to third party operators, generally in smaller markets, which provide greater depth of coverage for customers, while also offering effective sizing of operations and other efficiencies. The relationship between National and its licensees is generally governed by certain license agreements. Licensees receive in-depth training, and their policies and procedures, which mirror corporate requirements, are monitored regularly. National intends to continue to emphasize its licensee programs, working closely with existing licensees to grow their businesses, while also actively seeking new franchise owners in a variety of markets. There are also various federal and state laws that govern the relationship between National and its licensees, which generally protect the licensee. These include statutes that prohibit a rental company from terminating or failing to renew a franchise without good cause and statutes that prohibit a franchisor from unreasonably withholding approval of a proposed change in ownership. Under such statutes a franchisor may disapprove of a proposed change of control for certain enumerated reasons involving the character, financial ability or business experience of the proposed transferree.

     General Motors has been the principal supplier of rental vehicles to Alamo since the 1980's, and to National since the 1960's. The number of vehicles purchased from General Motors varies from year to year. In model years 1996, 1995 and 1994, Alamo's operations purchased approximately 65%, 68% and 78%, respectively, and National's operations purchased approximately 87%, 91% and 99%, respectively, of their respective North American rental fleets from General Motors. A model year in the United States generally commences September 1 and ends August 31. In addition, the Company's North American operations purchase or lease vehicles manufactured by, among others, Chrysler Corporation, Ford Motor, Mazda Motor of America, Inc., Mitsubishi Motor Sales of America, Inc., Nissan Motor Corporation in U.S.A., Subaru of America, Inc. and Toyota Motor Sales, U.S.A., Inc. (including its Lexus division).

     During model year 1996, Alamo purchased approximately 97% of its U.S. rental fleet, and National purchased approximately 99.5% of its U.S. rental fleet, pursuant to vehicle manufacturers' repurchase programs, pursuant to which the manufacturers agree to repurchase program vehicles during allowable repurchase periods at determinable prices, subject to certain terms and conditions ("Repurchase Programs"). Repurchase Programs allow the Company to maintain program vehicles in its fleet for varying maximum periods. The Company may, at its option, require the manufacturer to repurchase program vehicles at any time during the allowable program term. At the time of repurchase by the manufacturer, the Company receives a price based on either (i) a predetermined percentage of a vehicle's original capitalized cost and the month of return or
(ii) the original capitalized cost less a set monthly depreciation amount, and is thus protected from fluctuation in the prices of used vehicles in the wholesale market at the time of disposition. If vehicles subject to Repurchase Programs are returned earlier than anticipated at the time of purchase, then the depreciation expense for the period such vehicles were in service is usually increased. Repurchase Programs also impose return conditions, including mileage limitations and varying damage limitations and may provide significant monetary incentives for advertising. Vehicles acquired under Repurchase Programs in the United States are purchased through franchised automotive dealerships of the applicable manufacturer.

     Most manufacturers renew their Repurchase Programs annually, at which time the parties negotiate the vehicle mix, cost and repurchase price. Under the Repurchase Programs with General Motors, the Company's rental fleets must consist of specified minimum percentages of General Motors vehicles (at least 51% for Alamo and at least 85% for National) during model years 1996 through 2000 in order to receive certain discounts and incentives, and General Motors has agreed to make available to the Company a specified minimum number of vehicles each model year. Prior to each new model year the Company and General Motors negotiate the amount and mix of vehicles being purchased and certain other terms which can affect the overall cost for the model year. In addition to the Repurchase Programs with General Motors, the Company maintains fleet financing support agreements with General Motors for the benefit of certain of the Company's lenders pursuant to which General Motors provides a limited guarantee to certain of the Company's lenders to pay up to a specified percentage of the original purchase price of General Motors vehicles in the event that the Company is unable to meet its obligations and such lenders must repossess such vehicles and dispose of them at a net loss.

     The Company also purchases vehicles for its rental fleet that are not subject to Repurchase Programs. The Company is responsible for the disposition of such vehicles. During model year 1996, Alamo purchased approximately 3% of its North American rental fleet outside Repurchase Programs, and National had minimal purchases outside of Repurchase Programs. Such purchases are made from a number of sources, including private and public auctions, wholesalers, automotive dealerships and vehicle manufacturers. In the future, the number of vehicles purchased outside Repurchase Programs may increase or decrease based on a number of factors, including a determination by the Company of the acceptable level of residual risk related to the disposition of vehicles in the used vehicle market. The Company believes that acquiring vehicles outside Repurchase Programs enables it to (i) better match fleet size to seasonal needs by giving it the flexibility to acquire vehicles for relatively short periods of time, (ii) better match vehicle type/model mix to customer demand, and (iii) reduce overall fleet cost. Alamo also acquires vehicles pursuant to short term leases, the term of which is generally less than one year. The number of vehicles which Alamo leases depends upon a number of factors, including price, term and availability.

     The age of vehicles in the Company's rental fleets, whether acquired through Repurchase Programs or outside such programs, generally has not exceeded two model years. The Company disposes of its rental vehicles primarily pursuant to the repurchase provisions of the Repurchase Programs. Vehicles that are not subject to Repurchase Programs are disposed of through private and public auctions and resales to wholesalers and automotive dealerships, among other methods. The Company anticipates that it also will dispose of a certain number of rental vehicles that are not subject to Repurchase Programs through AutoNation USA megastores and other franchised or used vehicle stores operated by the Company.

     The Company performs routine maintenance on its rental fleet. The Company utilizes computerized maintenance systems which identify the vehicles due for maintenance and the type of maintenance required based on mileage and the in-service period. The systems track the maintenance history of each vehicle from the date it becomes part of the fleet to the date that it is removed from the fleet, including any repairs or body work performed on the vehicle, where the work was performed and the cost. The Company's vehicle rental facilities typically include maintenance areas, and trained employees dedicated to fleet maintenance. Vehicles are cleaned between rental transactions and are regularly inspected as part of the Company's routine maintenance program.

     In foreign countries, given local customs and language barriers, the foreign vehicle rental operations of Alamo and National utilize licensee operations and international affiliations in addition to owned and operated facilities. License agreements require the licensee to maintain certain quality and price standards so that Alamo and National can ensure that customers receive equivalent service and prices at all of their international locations. Alamo's license agreements are generally for a term of one to five years, and National's license agreements are generally for a longer term. The license agreements and affiliation agreements provide the right to use certain service marks, as well as access to Alamo's or National's computer reservation systems. Certain license agreements require the licensees to provide reciprocal services to other licensees, such as vehicle replacement. Licensees typically pay a percentage of revenue as a licensing fee and, in certain cases, an additional advertising or management fee. National's affiliation agreements with Europcar/Interrent and Nippon/Interrent, however, do not provide for a payment of a percentage of revenue. Certain license agreements provide the licensors with the right of first refusal to purchase the licensee.

     Internationally, vehicle acquisition is generally negotiated on an individual country basis or an individual licensee basis. Alamo's Repurchase Programs are sponsored by automotive dealerships, in contrast to its North American Repurchase Programs which are sponsored by automobile manufacturers. While National's North American Repurchase Programs are similar to Alamo's, each of National's international licensees and affiliates has its own purchasing arrangements. During model year 1996, Alamo purchased less than half of its European fleet outside of Repurchase Programs. Alamo's European vehicle rental operations purchase or lease vehicles manufactured by affiliates of General Motors, Daimler-Benz AG, Renault Osterreich Automobilvertriebs AG, Renault Nederland NV, Renault Zurich SA and Volkswagon AG.

     National has marketing affiliations in Europe, Africa and the Middle East through Europcar/Interrent, and in Japan and the Pacific through Nippon/Interrent. These agreements offer National customers access to nearly 2,000 vehicle rental locations in Europe, Africa and the Middle East, and to more than 700 locations in Japan, served by a fleet of nearly 200,000 vehicles. In addition, National serves Europcar/Interrent and Nippon/Interrent customers in the United States and Canada, as well as in the Caribbean, Latin America and the Pacific through a series of licensee and joint venture agreements.

  Automotive Retailing

     Automobile sales represent the largest consumer retail market segment in the United States. According to Automotive News and reports of various financial analysts, in 1996, new vehicle sales were estimated to be approximately $310 billion and used vehicle sales were estimated to be approximately $365 billion. In addition, according to such sources, at year end 1996, there were over 22,000 franchised automotive dealerships and over 61,000 used-only vehicle retailers in operation in the United States. Vehicles, both new and used, are being retailed through a decreasing number of outlets. Excluding the relatively new brands of vehicles (Acura, Hyundai, Infiniti, Isuzu, Kia, Lexus and Saturn) that automobile manufacturers have started distributing in the United States, since 1970 the number of franchised automotive dealerships operating in the United States has decreased by more than 40%. This rapid consolidation of the automotive retailing industry is due to a number of factors including, but not limited to, increased consumer information, aging dealership principals, declining new vehicle gross margins, high-cost distribution systems, vehicle manufacturer programs to reduce the number of franchises, the advent and growth of specialty retailers for used vehicles, parts and service, the increasing acceptance of public ownership of franchised automotive dealerships by automobile manufacturers and the changing retailing environment.

     Used Vehicle Retailing. In January 1997, the Company acquired AutoNation. AutoNation is developing a chain of used vehicle megastores, under the AutoNation USA brand name, for the sale of "Reconditioned-To-Perform-Like-New" vehicles in a customer friendly, "no haggle" environment and is exploring other opportunities in other automotive businesses. AutoNation commenced operations of its first AutoNation USA megastore in October 1996 and the Company currently operates seven AutoNation USA megastores. AutoNation is in various stages of acquiring and/or developing 65 additional sites for AutoNation USA megastores, vehicle reconditioning centers and other used vehicle facilities.

     Each AutoNation USA megastore maintains an inventory of up to 1,000 "Reconditioned-To-Perform-Like-New" late model, low mileage vehicles featuring low, "no-haggle" prices. Every vehicle sold at AutoNation must pass a 165-point reconditioning process in which technicians inspect, adjust, clean, repaint, repair or replace mechanical, cosmetic and safety features of the vehicle to ensure the vehicle meets AutoNation standards. Each vehicle is sold with a 99-day bumper-to-bumper limited warranty, a seven-day/300-mile money-back guarantee and 24-hour free roadside assistance for a full year. The AutoNation USA megastores also offer financing, service centers and automotive accessory sales. Each AutoNation USA megastore is located on an approximately 20-acre site with high-visibility and convenient access and provides exceptional customer service and amenities. AutoNation also has smaller used vehicle retail stores, operating under the Valu Stop and CarStop brand names, which feature older-model, higher mileage vehicles than those offered in AutoNation USA megastores.

     As each AutoNation USA megastore site is being developed, AutoNation hires a general manager for that retail site approximately 60 days prior to the store's anticipated opening date. All other employees for the store are hired by the general manager approximately 30 days prior to the store's anticipated opening date. All retail staff receive extensive training in the period prior to the store opening. Such training is conducted by professional instructors employed by AutoNation. Training focuses on AutoNation's "no haggle" one-price policy for vehicles, high quality customer service, state-of-the-art computer systems, warranty and financing plans, and other systems and procedures. A sufficient inventory of used vehicles is purchased, reconditioned, and delivered to the store prior to its opening date in order to stock the store with a broad selection of high quality used vehicles.

     Sales Guides at AutoNation USA megastores are salaried, not commissioned, so that customers can shop in a no-pressure environment. Using computer kiosks, shoppers can browse the complete inventory at each location. Every AutoNation USA megastore features a fully equipped and supervised ChildPlay Center(SM), eating area, community room and a retail showroom with more than 2,000 automotive accessories.

     AutoNation has several sources of supply for its used vehicles. To date, AutoNation has acquired most of its inventory of used vehicles by purchasing them from auctions, automotive dealerships and corporate accounts. AutoNation employs wholesale buyers who regularly attend auctions. At the auctions, used vehicles are offered for sale through competitive bidding on behalf of automotive dealerships (consisting, primarily, of trade-in and off-lease vehicles), banks and finance companies (consisting of off-lease and repossessed vehicles), and rental companies, government agencies, corporations and other entities which own and periodically dispose of vehicle fleets. AutoNation's corporate accounts include banks, and rental and other companies with leased and fleet vehicles, from which AutoNation directly purchases. In addition, AutoNation anticipates that in the future it will obtain a significant quantity of its used vehicles from (i) the Company's franchised automotive dealer operations, as permitted by manufacturer policies, by virtue of customer trade-ins and off-lease vehicles, (ii) its AutoNation USA megastores, by virtue of customer trade-ins and off-lease vehicles, and (iii) the Company's Alamo and National automotive rental operations, by virtue of vehicles purchased outside manufacturer Repurchase Programs which otherwise would be sold at auction.

     All used vehicles acquired from any source by AutoNation for retail sale are transported to a reconditioning center. AutoNation owns and operates its own reconditioning centers, and also subcontracts reconditioning centers from vehicle auctions and other third parties. At the reconditioning centers, the mechanical, safety and cosmetic condition of each vehicle is thoroughly inspected by certified technicians, and the vehicles are repaired, serviced, painted, cleaned and processed, as necessary, prior to being delivered to AutoNation's stores.

     New Vehicle Retailing. The Company has acquired and operates 19 franchised automotive dealerships, and has contracted to acquire 21 additional franchised automotive dealerships, which operate a total of 55 franchises granted by the manufacturers of the Acura, Buick, Chevrolet/Geo, Chrysler, Dodge, Ford, Hyundai, Isuzu, Jeep/Eagle, Kia, Lexus, Lincoln-Mercury, Mazda, Mitsubishi, Nissan, Oldsmobile, Plymouth, Pontiac, Saturn, Suzuki and Toyota brands of cars and light trucks, in seven states. A central element of the Company's strategy is to change customer perceptions of the vehicle buying experience and to create a pleasant shopping environment in retail outlets with convenient hours of operation which are staffed by courteous and knowledgeable personnel and which offer competitive pricing. The Company has acquired, and intends to continue to acquire, automotive dealerships with well established reputations for quality service, competitive pricing and programs designed to improve customer convenience and satisfaction. In that regard, the Company generally intends to retain each automotive dealership's principal management in order to benefit from their years of automotive retailing experience.

     Each of the Company's franchised automotive dealerships offers brand name new and used vehicles. New vehicles are generally acquired directly from the manufacturer and the mix of vehicles is generally determined by the manufacturer based on several factors including the size and location of the dealership and the dealer's sales record and customer satisfaction rating. Used vehicles are generally acquired from customer trade-ins and off-lease vehicles. Customers generally have a choice of purchasing the vehicle or leasing the vehicle, in which case the vehicle is actually purchased by a leasing company. In recent years the number of leasing transactions has increased due to the rising prices of new vehicles and the support of vehicle manufacturers. Through the use of captive leasing companies, manufacturers have supported the residual values of leased vehicles which in turn has lowered the monthly payments on leased vehicles relative to purchased vehicles that are financed by the consumer. Each of the Company's automotive dealerships also offers aftermarket products such as cellular phones, radios, alarms, and extended service contracts. Finally, the Company's automotive dealerships have service facilities which are capable of providing a wide range of vehicle repairs.

     Each of the Company's automotive dealerships operates under a franchise agreement with the applicable vehicle manufacturer. Such franchise agreements generally grant the franchised automotive dealership a non-exclusive right to sell the applicable manufacturer's brand of vehicles and offer related parts and service within a specified market area, although generally a manufacturer will retain the discretion to allocate the mix of vehicles among its franchised dealerships within a given market area. Such agreements also grant the dealership the right to use the manufacturer's trade names in connection with the sale of its vehicles. Franchise agreements generally impose operational requirements and restrictions on the automotive dealership relating to such things as inventory levels, working capital requirements, showroom and service facilities, personnel and monthly financial reporting. Franchise agreements generally provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes including changes of ownership without prior approval, certain bankruptcy related events, the death, disability or conviction of the dealer principal, the failure to maintain certain customer satisfaction ratings, or any material breach of the franchise agreement.

     There are also various federal and state laws that govern the franchise relationship which generally protect the franchised automotive dealership. These include statutes that prohibit a manufacturer from terminating or failing to renew a franchise without good cause and statutes that prohibit a manufacturer from unreasonably withholding approval of a proposed change in ownership. Under such statutes a vehicle manufacturer may disapprove of a proposed change in ownership for certain enumerated reasons involving the character, financial ability or business experience of the proposed transferee.

SALES AND MARKETING

     The Company believes in providing quality services which will enable it to maintain high levels of satisfaction from its customers in all business segments. The Company derives its business from a broad customer base which the Company believes will enable it to experience stable growth. Marketing efforts focus on continuing and increasing business with existing customers as well as attracting new customers.

     Solid Waste Services. The Company's sales and marketing strategy is to provide high quality comprehensive solid waste management services to its customers at competitive prices. The Company targets potential customers of all sizes, from small quantity generators to large "Fortune 500" companies and municipalities.

     Electronic Security Services. In expanding its electronic security operations, the Company's primary goal is to grow its customer base in the residential market. The Company uses various forms of broadcast and print advertising to market its electronic security business. The Company has developed marketing programs which have enabled it to generate significant numbers of new installations and monitoring accounts each month. The Company will target those markets where it will be, or will have favorable prospects of becoming, a significant provider of electronic security services.

     Automotive Rental. The Company's sales and marketing strategy for Alamo and National is to maintain their brand identification as value service providers through a variety of media, cooperative advertising relationships with airlines, hotels and others in the travel industry, and building and maintaining close relationships with the travel agent community, tour operators and major corporate customers. Alamo principally targets leisure travelers and cost-conscious business travelers. National principally targets business travelers who are typically covered under corporate travel contracts which establish specific rates for various categories of vehicle classes, locations and travel periods. Alamo's objective is to be the low-cost provider of quality vehicle rental service and to increase customer satisfaction and retention by developing innovative, time saving options for customers and other quality services based on the customer's specific needs. National's objective is to be the global service company of choice, to enhance customer loyalty and satisfaction and to be the value leader in selected market segments.

     Automotive Retailing. With respect to the Company's used vehicle retailing operations, the Company expects to engage in mass marketing and advertising in various media to attract a broad retail customer base in the markets in which it will operate, and to make AutoNation USA a nationally-recognized brand name. The Company seeks to attract customers through "no haggle" car pricing, an extensive inventory of low mileage, late model used vehicles that have been "Reconditioned-To-Perform-Like-New", high quality service, warranties, and attractive facilities.

     With respect to the Company's franchised automotive dealership operations, the Company intends in the near future to retain each dealership's principal trade name in order to take advantage of the established goodwill and community involvement which had been developed by such dealer in its local market. The Company will seek to attract customers to its franchised automotive dealerships by offering quality service, competitive pricing, a pleasant shopping environment, convenient hours of operation and knowledgeable personnel.

     The Company's marketing and advertising activities vary among its franchised automotive dealerships and its markets. The Company advertises primarily through newspapers, radio and television in each franchised automotive dealership's local market. Under certain arrangements with certain vehicle manufactur-ers, the Company's franchised automotive dealerships may receive a subsidy for their advertising expenses incurred in connection with that manufacturer's vehicles. The Company expects to realize cost savings and efficiencies with respect to advertising expenses as it acquires multiple automotive dealerships and opens AutoNations USA megastores within particular markets, due to volume discounts and other concessions.

CUSTOMERS

     As of December 31, 1996, no one customer individually comprised more than 10% of the total revenue of any business segment of the Company.

REGULATIONS

  Environmental Regulations

     The operation of the Company's businesses are subject to a variety of federal, state and local requirements which regulate health, safety, the environment, zoning and land-use. Operating and other permits are generally required for landfills, certain waste collection vehicles, fuel storage tanks, and other facilities owned or operated by the Company, and these permits are subject to revocation, modification and renewal. Federal, state and local regulations vary, but generally govern disposal activities and the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. These regulations are administered by the Environmental Protection Agency ("EPA") and various other federal, state and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor ("OSHA").

     The Company strives to conduct its operations in compliance with applicable laws and regulations, but believes that in the existing climate of heightened environmental concerns, companies in the waste management and environmental services industry, including the Company, may be faced with citations or notices from governmental authorities and the need to expend funds for remedial work and related activities at landfills and other facilities. The Company has established a reserve, which it believes will be adequate, to cover any potential regulatory costs.

     Federal Regulation. The following summarizes the primary environmental and safety-related federal statutes of the United States of America affecting the business of the Company:

          (l) The Solid Waste Disposal Act ("SWDA") as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). SWDA and its implementing regulations establish a frame-work for regulating the handling, transportation, treatment and disposal of hazardous and nonhazardous solid wastes, and require states to develop programs to ensure the safe disposal of solid wastes in sanitary landfills.

          Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid wastes. Regulations under Subtitle D now include minimum federal comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which have not commonly been in effect or enforced in the past in connection with municipal solid waste landfills.

          All Subtitle D regulations are now in effect, except for the financial assurance requirements which the EPA has deferred to April 1997. All of the Company's planned landfill expansions or new landfill development projects have been engineered to meet or exceed Subtitle D requirements. Operating and design criteria for existing operations have been modified to comply with these new regulations. Compliance with the Subtitle D regulations has resulted in increased costs and may in the future require expenditures in addition to other costs normally associated with the Company's waste management activities.

          (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA imposes liability for the costs of cleanup and for damages to natural resources upon: (a) any person who currently owns or operates a facility or site from which there is a release or threatened release of hazardous substances; (b) any person who owned or operated such a facility or site at the time hazardous substances were disposed of; (c) any person who by contract, agreement or otherwise, arranged for the disposal or treatment (or for transport for disposal or treatment) of hazardous substances owned or processed by such person at such facility or site; and (d) any person who accepts or accepted hazardous substances for transport for treatment or disposal at such a facility or site selected by such person. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

          Among other things, CERCLA authorizes the federal government either to remediate sites at which hazardous substances were disposed of any have been or are threatened to be released into the environment, or to order (or offer an opportunity to) persons potentially liable for the cleanup of the hazardous substances to do so. In addition, CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup.

          Liability under CERCLA is not dependent upon the intentional disposal of hazardous wastes. It can be founded upon the release or threatened release, even as a result of unintentional and non-negligent action, of thousands of hazardous substances, including very small quantities of such substances. More than 20% of the sites on the NPL are solid waste landfills which ostensibly never received any hazardous wastes. Thus, even if the Company's landfills have never received hazardous wastes as such, it is possible that one or more hazardous substances may have come to be located or "released" at its landfills or at other properties which the Company may have owned or operated. The Company could thus be liable under CERCLA for the cost of cleaning up such hazardous substances at the sites and for damages to natural resources, even if those substances were deposited at the Company's facilities before the Company acquired or operated them. As is the case with automotive dealerships and vehicle rental operations generally, and service, parts and body shop operations in particular, the Company's automotive businesses involve the use, handling, storage, manifesting and contracting for recycling or disposal of hazardous or toxic substances or waste, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreezes, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The costs of a CERCLA cleanup can be very expensive. Given the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on the Company's business and financial condition. For a further discussion, see "-- Liability Insurance and Bonding."

          (3) The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"). The Clean Water Act regulates the discharge of pollutants into streams, rivers and other waters. Point source runoff from the Company's landfills that is discharged into surface waters must be covered by discharge permits, that generally require the Company to conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities, which may affect the Company's operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works ("POTW"), the facility must comply with discharge limits imposed by the POTW. In addition, states may adopt groundwater protection programs under the Clean Water Act or Safe Drinking Water Act that could affect solid waste landfills.

          (4) The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. On March 12, 1996, the EPA enacted rules which require large municipal solid waste landfills to install landfill gas monitoring systems. These EPA regulations apply to landfills which have been operating since November 8, 1987, and which can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfill is active or closed. The date by which each affected landfill must have the required gas collection and control system is dependent upon the adoption of state regulations and the date EPA approves the state program. Many state regulatory agencies currently require monitoring systems for the collection and control of landfill gas. Compliance with the new EPA regulations is not expected to have a material effect on the Company.

          (5) The Occupational Safety and Health Act of 1970 (the "OSH
     Act"). The OSH Act authorizes OSHA to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazardous chemicals and the handling of asbestos, apply to the Company's operations.

     State Regulation. Each state in which the Company operates has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. The states also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. The Company's facilities and operations are likely to be subject to these types of requirements. In addition, the Company's collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of yard waste in solid waste landfills have been promulgated in several states. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

     In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning approvals, must be obtained. These are difficult and time-consuming to obtain, are often opposed by neighboring landowners and citizens' groups, may be subject to periodic renewal and are subject to modification and revocation by the issuing agency. In connection with the Company's acquisition of existing landfills, it may be necessary to expend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.

     Many of the Company's facilities own and operate underground storage tanks ("USTs") which are generally used to store petroleum based products. USTs are generally subject to federal, state and local laws and regulations which mandate periodic testing and upgrading of UST's and which, in the event of leaks from USTs, require that polluted groundwater and soils be remediated. If USTs owned or operated by the Company leak, and such leakage migrates onto the property of others, the Company could be subject to civil liability for response costs and other damages to third parties. Compliance with regulations related to USTs is not expected to have a material adverse affect on the Company.

     Finally, with regard to its solid waste transportation operations, the Company is subject to the jurisdiction of the Interstate Commerce Commission and is regulated by the Federal Highway Administration, Office of Motor Carriers and by regulatory agencies in each state. Various states have enacted, or are considering enacting, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the United States Supreme Court held similar laws and regulations unconstitutional, however, states have attempted to distinguish proposed laws and regulations from the laws and regulations involved in that ruling. In May 1994, the Supreme Court ruled that state and local flow control laws and ordinances (which attempt to restrict waste from leaving its place of generation) were an impermissible burden on interstate commerce, and therefore, were unconstitutional. In response to these Supreme Court rulings, Congress has considered passing legislation authorizing states and local governments to restrict the free movement of solid waste in interstate commerce. In 1994, the House and Senate each passed separate bills relating to interstate transportation and processing of solid waste. In 1995, the Senate passed a joint flow control and interstate transportation bill, and in early 1996, the House considered, but rejected a bill authorizing flow control. To date, none of these bills has been enacted into law. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect the Company's waste collection, transportation and treatment and disposal operations.

  Automotive Regulations

     The Company's automotive operations are subject to various federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, consumer protection, insurance, advertising, currency controls, used vehicle sales, zoning and land use, and labor matters.

     The Company's vehicle rental operations, as well as those of its competitors, could be affected by any limitation in the fuel supply or by any imposition of mandatory fuel allocation or rationing regulations. In the event of a severe disruption of fuel supplies, the operations of all vehicle rental companies could be adversely affected.

     Up to 9% of the Company's total U.S. revenue from its vehicle rental operations in the last three years was generated from the sale of collision damage waivers. The United States House of Representatives has from time to time contemplated, but never adopted, legislation that would regulate the conditions under which collision damage waivers may be sold by rental companies. In addition, approximately 40 states have considered legislation affecting the collision damage waiver product. To date, 18 of those states have enacted legislation requiring disclosure to each customer at the time of rental that damage to the rented vehicle may be covered by the customer's personal automobile insurance and that a collision damage waiver may not be necessary. In addition, in the late 1980's, New York and Illinois enacted legislation which eliminated rental companies' right to offer collision damage waivers for sale and limited potential customer liability to $100 and $200, respectively. Moreover, California, Nevada and Indiana have capped the rates that may be charged for collision damage waivers to $9.00, $10.00 and $5.00 per day, respectively. In addition, Texas requires the rates charged for this protection to be reasonable in relation to costs. Adoption of national or additional state legislation limiting the sale, or capping the rates, of collision damage waivers could further restrict sales of this product and additional limitations on potential customer liability could increase the costs of the Company's vehicle rental operations.

     A number of states currently make vehicle owners, including rental companies, vicariously liable, regardless of fault, for the actions of any person lawfully driving such owned vehicle. Recently, limits on such liability were enacted in Michigan and Minnesota. The State of Florida, where a substantial portion of Alamo's rental transactions occur, is a vicarious liability state. In 1995, legislation was passed by both the United States Senate and House of Representatives which could effectively eliminate such vicarious liability. Subsequently, the legislation was vetoed.

     The Company's vehicle rental operations are also subject to various federal, state and local consumer protection laws and regulations including those relating to advertising and disclosure of charges to customers. The National Association of Attorneys General has promulgated suggested guidelines for vehicle rental advertisements. Alamo and two other industry participants are subject to substantially similar consent decrees resulting from Federal Trade Commission inquiries initiated in 1989, which consent decrees require certain disclosures to customers at each stage of the rental transaction, including in advertisements, of charges that are mandatory and not otherwise reasonably avoidable. The Company believes that the practices mandated by the consent decrees have been adopted uniformly by the industry.

     The Company is subject to the National Traffic and Motor Vehicle Safety Act (the "Act"), Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation ("DOT") and various state motor vehicle regulatory agencies.

  Electronic Security Services Regulations

     The Company's electronic security services operations are subject to various federal, state and local laws and regulations including those relating to taxing and licensing of the installation and monitoring of security systems, and licensing of security system installers.

     Industry statistics suggest that approximately 95% of alarm activations that result in the dispatch of police or fire department personnel are not emergencies, and thus are "false" alarms. Significant concern has arisen in certain municipalities about this high incidence of "false" alarms. Recently, a trend has emerged on the part of local governmental authorities to address such concern by adopting various measures aimed at reducing the number of "false" alarms. Such measures include: (i) subjecting alarm monitoring companies to fines or penalties for transmitting "false" alarms; (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of "false" alarms; (iii) imposing fines on alarm subscribers for "false" alarms; (iv) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of "false" alarms; and/or (v) requiring further verification of an alarm signal before the police will respond. Enactment of such measures could adversely affect the electronic security services business and operations of the Company. In addition, as a result of high incidence of "false" alarms, the police may, in general, become less responsive to alarm activations. The continuation of such trend, or perception by the public of such trend, may make home security systems less attractive to consumers, which could, in turn, have an adverse effect on the electronic security services business and operations of the Company.

COMPETITION

     All of the Company's businesses operate in highly competitive and highly fragmented industries. In addition, the solid waste services, electronic security services, automotive rental and automotive retailing industries are each changing as a result of rapid consolidation. Entry into any of the Company's lines of business and the ability to operate profitably in such industries requires substantial amounts of capital and managerial experience.

     Competition in the Solid Waste Industry. The solid waste industry in North America is currently dominated by two solid waste companies: WMX Technologies, Inc. and Browning-Ferris Industries, Inc. Competition in the solid waste industry also comes from a number of large second tier national companies as well as numerous regional solid waste companies, some of which are also engaging in aggressive acquisition strategies. Some of the Company's competitors have significantly larger operations than the Company. In each market in which it owns or operates a landfill, the Company competes for landfill business on the basis of disposal fees (commonly known as "tipping fees"), geographical location and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. Further, alternatives to landfill disposal (such as recycling, composting and incinerating) are increasingly competing with landfills. There also has been an increasing trend at the state and local levels to mandate waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. This may result in the volume of waste going to landfills being reduced in certain areas, which may affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. In addition, most of the states in which the Company operates landfills have adopted plans or requirements which set goals for specified percentages of certain solid waste items to be recycled. To the extent these are not yet in place, it is anticipated that these recycling goals will be phased in over the next few years. In its waste collection business, in addition to national and regional firms and numerous local companies, the Company may compete with those municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenues and tax-exempt financing. The Company competes for collection accounts primarily on the basis of price and the quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract.

     Competition in the Electronic Security Services Industry. The Company's electronic security services operations compete with several large national companies, including ADT Limited, as well as smaller regional and local companies. The Company competes for installation of systems and monitoring accounts primarily on the basis of price and quality of its services. Certain of the Company's competitors have significantly larger operations than the Company. Furthermore, new competitors are continuing to enter the industry and the Company may encounter additional competition from such future industry entrants.

     Competition in the Automotive Rental Industry. The automotive rental industry is characterized by intense price and service competition. In any given location, the Company's vehicle rental business may encounter competition from national, regional and local vehicle rental companies, some of which are owned by or affiliated with the major automobile manufacturers. The Company's main domestic competitors for car rentals are Avis, Inc., Budget Rent A Car Corporation, The Hertz Corporation, and, in certain locations, Dollar Rent A Car and Enterprise Rent-A-Car Company. In Europe, the Company's vehicle rental business competes with the companies listed above, as well as with their international affiliates and licensees and other national and local vehicle rental companies. At times, the major vehicle rental companies have been adversely affected by industry-wide price pressures, and the Company's vehicle rental business has, on such occasions, priced its product in response to such pressures. Moreover, at times when the vehicle rental industry has experienced vehicle oversupply, there has been intensified competitive pressure. This oversupply has had a negative impact on the industry's ability to raise rental rates. The Company's vehicle rental business has taken steps to address its fixed cost structure to improve its overall competitive position; however, future oversupply or other factors affecting competition could still adversely affect the Company's business, financial condition and future prospects.

     Competition in the Automotive Retailing Industry. According to Automotive News and reports of various financial analysts, the automotive retailing industry is served by over 22,000 franchised automotive dealerships, most of which also have significant used vehicle retailing operations, by an additional 61,000 independent used vehicle dealers, and by individual consumers who sell over 11.0 million used vehicles per year in casual private transactions primarily through classified ads and by word of mouth. The Company believes that there is no used vehicle retailer currently operating a national chain of locations. In addition to the Company, several other companies have announced plans to roll out national chains of used vehicle megastores over the next few years. In addition, several franchised automotive dealers, with significant used vehicle operations, have recently conducted initial public offerings of their securities, with proceeds targeted to be used for acquisitions of other automotive dealerships. Some of these competitors in the automotive retailing industry may have more established market positions than the Company. There can be no assurance that the Company will be able to compete effectively in the automotive retailing industry or related automotive businesses.

LIABILITY INSURANCE AND BONDING

     Solid Waste Services. The nature of the Company's solid waste management business exposes it to the risk of liability for damages arising out of its operations. Such potential liability could involve, for example, claims for cleanup costs, personal injury, property damage or damage to the environment in cases where the Company may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company's operations; or claims alleging negligence or professional errors or omissions in the planning or performance of work. The Company could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible damages, liabilities imposed in environmental litigation can be significant. Although the Company strives to operate safely and prudently and has substantial general and vehicle liability insurance coverage, no assurance can be given that the Company will not be exposed to uninsured liabilities which would have a material adverse effect on its financial condition. The majority of the Company's solid waste operations have environmental liability insurance, subject to certain limitations and exclusions, with limits in excess of those required by permit regulations; however, there is no assurance that such limits would be adequate in the event of a major loss, nor is there assurance that the Company will continue to carry environmental liability insurance should market conditions in the insurance industry make such coverage cost prohibitive. The Company carries commercial general liability insurance, car liability insurance, workers' compensation and employer's liability insurance, as well as umbrella policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carries property insurance.

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

     Automotive Rental Industry. For its domestic vehicle rental operations, Alamo and National are state qualified self-insurers for the financial responsibility resulting from accidents with their vehicles in most states in which their vehicles are registered. All general liability claims are retained up to a limit of $1.0 million, plus the cost of adjustment and settlement, for each accident. Umbrella coverage is maintained for the cost of claims in excess of retained limits, up to such umbrella policy limits. For its foreign vehicle rental operations, Alamo does not act as a self-insurer. Instead, insurance is purchased to comply with local legal requirements. Alamo and National also assume responsibility for up to $0.2 million and $1.0 million, respectively, per loss under their property insurance policies for their vehicle rental operations. Insurance policies are purchased for protection above these retained or self-insured amounts.

     Provisions for retained or self-insured claims are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. At December 31, 1996, Alamo's liability was estimated at approximately $137.0 million, against which Alamo maintained approximately $30.1 million of letters of credit and surety bonds. Alamo's letter of credit requirements are set by insurance companies which underwrite Alamo's self-insurance program. Alamo's letter of credit requirements may change from time to time based on, among other things, Alamo's claims experience. Alamo believes its insurance policies are adequate to meet its vehicle rental operation needs.

     As of December 31, 1996, National's liability was estimated at approximately $62.0 million. The amount of self-insurance reserves relates to estimated losses incurred subsequent to June 9, 1995, the date General Motors sold National. National periodically analyzes its reserve requirements for public liability and property damage liability and adjusts such reserves accordingly. Pursuant to an agreement with General Motors, National continues to administer claims for public liability and property damage relating to periods prior to June 9, 1995. In exchange for such services National will receive an annual fee of $3.0 million through fiscal 1998 and an annual fee of $1.0 million for fiscal 1999 through 2001.

EMPLOYEES

     As of February 24, 1997, the Company employed approximately 30,300 full time employees, approximately 2,100 of whom were covered by collective bargaining agreements. The management of the Company believes that it has good relations with its employees.

SEASONALITY

     The Company's solid waste operations can be adversely affected by extended periods of inclement weather, such as rain or snow, which could delay the collection and disposal of waste, reduce the volume of waste generated or delay the expansion of the Company's landfill sites.

     The automotive rental industry is highly seasonal, particularly the leisure travel segment. Historically, the third quarter, which includes the peak summer travel months, has been the strongest quarter for Alamo's and National's rental operations. During the peak summer travel months, the Company increases its rental fleet and workforce to accommodate increased rental activity.

     The Company's automotive retailing operations can be adversely affected by extended periods of inclement weather by deterring customers from visiting retail stores (which have large open-air lots) or test driving vehicles. Vehicle dealers generally experience a higher volume of new and used vehicle sales in the second and third quarters of each year, in part due to manufacturer-sponsored or subsidized marketing programs and incentives near the end of each model year.

TRADEMARKS

     The Company owns a number of registered service marks and trademarks which are used in its used vehicle retailing operations, including "AUTOWAY(R)" and "CARSTOP(R)", and also has a number of pending applications to register "AUTONATION USA", "RECONDITIONED-TO-PERFORM-LIKE-NEW",

"THE BETTER WAY TO BUY A CAR", "AMERICA'S BEST AUTOMOTIVE VALUE", and "VALU
STOP".

     Pursuant to its franchise agreements, the Company has the non-exclusive right to use and display vehicle manufacturers' trademarks, service marks and designs in the form and manner approved by the applicable manufacturers.

     The Company owns a number of registered trademarks and service marks which are used in its vehicle rental operations, including "ALAMO(R)", "ALAMO EXPRESS(R)", "NATIONAL CAR RENTAL(R)" and "EMERALD CLUB(R)" and has applications pending to register "JUST ASK ALAMO(SM)" and "QUICKSILVER(SM)".

     The Company owns a number of registered service marks and trademarks which are used in its electronic security services operations, including "SCOTT ALARM", and also has a pending application to register "SCOTT FREE".

     The current registrations of the Company's service marks and trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that the registered owner complies with all applicable laws. For a description of certain challenges to the Company's marks, see "ITEM 3. LEGAL AND ADMINISTRATIVE
PROCEEDINGS -- General Corporate Proceedings."

RISK FACTORS

     The business, financial condition, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company's Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information contained herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things:

     Limited Operations and Operating Losses in Automotive Retailing
Business. Prior to its acquisition of CarChoice (the operations of which have been converted to AutoNation facilities) in August 1996, the Company had no history of operations in automotive retailing and related businesses. The Company currently anticipates that it will, through acquisitions of numerous franchised automotive dealerships and the development of AutoNation USA megastores, rapidly expand its operations in automotive retailing and related businesses. AutoNation has incurred losses from operations since inception and is expected to continue to incur losses in the foreseeable future. The success of the Company's aggressive development plans in the automotive retailing business is dependent on a number of factors including, but not limited to, economic conditions, competitive environment, adequate capital, accurate site selection, construction schedules, supply of new and used vehicles, consumer acceptance of the megastore concept in automotive retailing, vehicle manufacturers' approval and control over dealership franchises, and the building of brand recognition. There can be no assurance that the Company will be successful in the automotive retailing industry or in any related automotive industries which it enters.

     Need for Substantial Additional Capital. Additional capital will be necessary to continue the Company's rapid expansion in its capital intensive lines of business and to fully capitalize on acquisition and expansion opportunities that may become available to the Company. There can be no assurance that sufficient financing will be available on a timely basis, if at all, or on terms acceptable to the Company. In the event that financing is not available or is not available in the amounts or on terms acceptable to the Company, the implementation of the Company's business strategy could be impeded and the Company's ability to react to changes in the industries in which it does business could be limited, which could have a material adverse effect on the Company's business, financial condition and future prospects.

     Uncertainties in Integrating Operations and Achieving Cost Savings. Many of the companies that the Company has recently acquired, such as Alamo, National, Addington, Continental and AutoNation, and companies that the Company plans to acquire, are large enterprises with operations in different markets. The success of any business combination is in part dependent on management's ability following the transaction to consolidate operations, integrate departments, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The challenges posed to the Company's management may be particularly significant because integrating the recently acquired companies must be addressed contemporaneously. There can be no assurance that future consolidated results will improve as a result of cost savings and efficiencies from any such acquisitions or proposed acquisitions, or as to the timing or extent to which cost savings and efficiencies will be achieved.

     Dependence on Vehicle Manufacturers. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. In connection with the Company's acquisition of franchised automotive dealerships, prior approval of the applicable vehicle manufacturer may be required under the franchise agreement of each franchised automotive dealership to be acquired, subject to state laws protecting a franchisee's right to transfer such franchise. Although the Company has established framework agreements with certain manufacturers to facilitate the acquisition of dealerships operating their franchises, no assurance can be given that such manufacturers or any other manufacturers will approve of any particular franchised automotive dealership acquisition by the Company or will not otherwise seek to impose restrictions on the Company's future acquisitions, operations or capital structure as a condition to granting such approval. In addition, once the Company has acquired a franchised automotive dealership, the Company must operate the dealership in accordance with the applicable franchise agreement. Franchise agreements generally provide the manufacturers with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. Finally, the success of any franchised automotive dealership is dependent, to a large extent, on the success of the vehicle manufacturer. Therefore, the success of the Company's automotive dealerships is dependent on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers of which the Company holds franchises. Any event that may have a material adverse effect on a vehicle manufacturer, such as labor strikes or adverse publicity, may have a material adverse effect on the Company's business, financial condition and future prospects.

     Cost of Vehicle Rental Fleet. Vehicle depreciation is one of the single largest cost components of the Company's vehicle rental business, and it is materially affected by vehicle manufacturers' Repurchase Programs. Repurchase prices under Repurchase Programs are based on either (i) a predetermined percentage of a vehicle's original capitalized cost and the month in which the vehicle is returned or (ii) the original capitalized cost less a set monthly depreciation amount. Repurchase Programs limit the risk of market value decline at the time of vehicle disposition and enable vehicle rental companies to accurately project their vehicle depreciation expense. The Company currently has Repurchase Programs with General Motors, Chrysler Corporation, Ford Motor, Mazda Motor of America, Inc., Nissan Motor Corporation U.S.A., Subaru of America, Inc. and Toyota Motor Sales U.S.A., Inc. (including its Lexus division). During model year 1996, Alamo and National purchased approximately 97% and 99.5%, respectively, of their U.S. vehicle fleets and a majority of their European vehicle fleets under Repurchase Programs. If vehicle manufacturers reduce the number or mix of vehicles available to vehicle rental companies through Repurchase Programs or increase vehicle costs under Repurchase Programs, there can be no assurance that the Company will be able to control its rental fleet costs or selection, or to pass on any increases in vehicle cost to rental customers, which could have a material adverse effect on the Company's business, financial condition and future prospects.

     Dependence on Vehicle Manufacturer's Credit. The Company's vehicle rental business depends upon third-party financing to purchase its revenue earning vehicles for its vehicle rental fleet. Since a substantial portion of such financing is incurred in connection with major vehicle manufacturers' Repurchase Programs, a significant change in the financial conditions of the vehicle manufacturers, particularly General Motors, impairing their ability to repurchase vehicles or their investment grade rating could significantly affect the Company's ability to obtain such financing on as favorable terms. In such an event, the Company may be prohibited from borrowing additional amounts under such financing facilities for the purchase of vehicles from such repurchase party, the Company may be required to repay a portion of the indebtedness outstanding under such facilities based on the vehicles to be repurchased by such repurchase party, and the Company may be required to remove the vehicles of such repurchase party from the applicable collateral pool for such facilities, which could have a material adverse effect on the Company's business, financial condition and future prospects.

     Dependence on Principal Rental Fleet Supplier. General Motors has been the principal supplier of rental fleet vehicles to the Company's vehicle rental business. Under the terms of the Company's Repurchase Programs with General Motors, the Company's vehicle rental fleets must consist of specified minimum percentages of General Motors vehicles (at least 51% for Alamo and at least 85% for National) during model years 1996 through 2000 in order to receive certain discounts and other incentives. Given the volume of vehicles purchased from General Motors, shifting significant portions of the fleet purchases to other manufacturers would require significant lead time. As a result, if General Motors were unable to supply the Company's vehicle rental operations with the planned number and type of vehicles, it could have a material adverse effect on the Company's business, financial condition and future prospects.

     Interest Rates and Restrictive Covenants. A substantial portion of the Company's outstanding indebtedness is at floating interest rates. At times, the Company uses interest rate swaps to manage the risk of interest rate fluctuations. However, a substantial increase in interest rates could adversely affect the Company's cost of indebtedness for borrowed money. In addition, most of the Company's debt instruments contain covenants establishing certain financial and operating restrictions. A failure to comply with any covenant or any obligation contained in any credit agreement could result in an event of default which could accelerate debt under certain other credit agreements.

     Regulation of Collision Damage Waivers. Adoption of national or additional state legislation limiting or eliminating the sale, or capping the rates, of collision damage waivers, which constitute a significant percentage of the Company's revenue from vehicle rental operations, could further restrict sales of this product, and additional limitations on potential customer liability could increase the Company's costs in its vehicle rental business.

     Environmental Regulation. It may be necessary to expend considerable time, effort and money to keep the Company's existing or acquired facilities in compliance with applicable federal, state and local requirements which regulate health, safety, environment, zoning and land use, and as to which there may not be adequate insurance coverages or reserves. See
"-- Regulations -- Environmental Regulations" and "-- Liability Insurance and Bonding." In addition, certain of the Company's waste disposal operations that traverse state boundaries could be adversely affected if the federal government or the state in which a landfill is located limits or prohibits, imposes discriminatory fees on, or otherwise seeks to discourage the disposal, within state boundaries, of waste collected outside of the state. If environmental laws become more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those currently anticipated.

     Risks of Legal Proceedings. The Company generally will continue to be involved in legal proceedings in the ordinary course of business. Citizen's groups have become increasingly active in challenging the grant or renewal of permits and licenses for landfills and other waste facilities, as well as for automotive retailing megastores and related facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on the Company's business, financial condition and future prospects. The Company is currently a party to various legal proceedings, particularly in its automotive rental business, as well as environmental proceedings which have arisen in the ordinary course of its business. No assurance can be given with respect to the outcome of these legal and environmental proceedings and the effect such outcomes may have on the Company.

     Seasonality; Dependence on Travel Industry and Fuel Supply. There can be no assurance that protracted periods of inclement weather, decrease in air travel or any other occurrence that disrupts travel patterns, disruption of fuel supplies or increases in fuel prices will not have a material adverse effect on the Company's business, financial condition and future prospects.

     Competitive Environment. All of the Company's businesses operate in highly competitive environments. In addition, the solid waste industry, the electronic security services industry and the automotive retailing industry are each changing as a result of rapid consolidation. The future success of the Company will be affected by such changes, the nature of which cannot be forecast with certainty. There can be no assurance that such developments will not create additional competitive pressures on some or all of the Company's businesses.

     Acquisition Strategy. The Company has an aggressive acquisition strategy that has involved, and is expected to continue to involve, the acquisition of a significant number of additional companies. There can be no assurance, however, that significant acquisitions will continue to occur at the same pace or be available to the Company on favorable terms, if at all, or that acquired companies will be effectively integrated to realize expected efficiencies and economies of scale.

     Possible Depressing Effect of Future Sales of Common Stock. Since August 1995 and as of the date hereof, the Company has registered for sale, from time to time on a continuous basis under several shelf registration statements, by certain selling stockholders, an aggregate of 268.7 million shares of Common Stock. Future sales of such shares, or the perception that such sales could occur, could adversely affect the market price of Common Stock. There can be no assurance as to when, and how many of, such shares will be sold and the effect such sales may have on the market price of Common Stock. In addition, the Company intends to continue to issue Common Stock in connection with certain of its acquisitions or in other transactions. Such securities may be subject to resale restrictions in accordance with the Securities Act and the regulations promulgated thereunder. As such restrictions lapse or if such shares are registered for sale to the public, such securities may be sold to the public. To facilitate the issuance of Common Stock in making acquisitions, the Company has recently registered an additional 41.2 million shares of Common Stock pursuant to an acquisition shelf registration statement. In the event of the issuance and subsequent resale of a substantial number of shares of Common Stock, or a perception that such sales could occur, there could be a material adverse effect on the prevailing market price of Common Stock.

     Dependence on Key Personnel. The Company's future success depends to a significant extent on certain key executive officers, the loss of whom (whether such loss is through resignation or other causes) could have a material adverse effect on the Company's business and future prospects and the prevailing market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

INTRODUCTION

     The Company's corporate headquarters are located in Fort Lauderdale, Florida in leased premises. Certain of the property and equipment of the Company and its subsidiaries are subject to liens securing payment of portions of the Company's and its subsidiaries' indebtedness. The Company and its subsidiaries also lease certain of their offices and equipment. The Company believes that all of its facilities are sufficient for its needs.

SOLID WASTE SERVICES

     The following table provides certain information regarding the landfills owned or operated by the Company as of December 31, 1996:

                                                                                     UNUSED
                                                               TOTAL    PERMITTED   PERMITTED
LANDFILL NAME                       MARKETS SERVED            ACREAGE    ACREAGE     ACREAGE
-------------                       --------------            -------   ---------   ---------
Anderson.................  Northern California                 1,200        150         100
Broadhurst Landfill......  Wayne County, Georgia                 900         80          64
C&T Regional.............  Rio Grande Valley, Texas              194         94          45
Charter Waste............  West Texas                            396        396         300
City of Rotterdam........  Albany, New York                       33          5          --
Cleveland Container......  Southwest North Carolina              169        116          86
CWI Florida (f/k/a
  Schofield).............  Winter Haven, Florida                  80         60          55
Dozit Landfill...........  Union County, Kentucky                232         47          37
East Carolina Landfill...  Bertie County, North Carolina         729        103          75
Epperson Landfill........  Grant County, Kentucky                699        100          58
Forest Lawn..............  Three Oaks, Michigan                  141        126          48
Green Valley Landfill....  Greenup County, Kentucky              263         37          12
Holland Excavating.......  DeLand, Florida                        31         21          16
Los Mangos...............  Alajuela, Costa Rica                   41         16          --
Mid-State Landfill.......  Bibb County, Georgia                  792         73          73
Nine Mile Road...........  Northeast Florida                     145         25          17
Northeast Sanitary.......  Eastover, South Carolina               73         42          15
Northwest Tennessee......  Union City, Tennessee                 386        157         122
Oak Grove................  North Georgia                         117         61          53
Ohio County Landfill.....  Ohio County, Kentucky                 908        178         149
Pepperhill...............  Southeast South Carolina              117         22          17
Pine Ridge...............  South Atlanta, Georgia                862        207         207
Pinellas.................  Central Florida                       733        478         200
Presidio.................  West Texas                             10         10           6
Republic/CSC.............  North Central Texas                   289        254         195
Republic/Imperial........  Southern California                   160        120          89
Republic/Maloy...........  East Central Texas                    389        270         204
San Angelo...............  West Texas                            283        283         133
Southern Illinois
  Regional...............  DeSoto, Illinois                      147        113          41
Springfield
  Environmental..........  Mt. Vernon, Indiana                    54         34          22
Taymouth.................  Central Michigan                      138         43          19
Tri-K Landfill...........  Lincoln County, Kentucky              582         64          55
United Refuse............  Fort Wayne, Indiana                   305         62          --

Uwharrie Landfill..............  Montgomery County, North Carolina               531          58           49
Victory Environmental..........  Terre Haute, Indiana                            461         260          149
Wabash Valley..................  Northeast Indiana                               103          56           16
                                                                           ---------   ---------    ---------
          Total..........................................................     12,693       4,221        2,727
                                                                           =========   =========    =========

     The Company has recently obtained a permit to construct a landfill in Person County, North Carolina, which is expected to have a disposal capacity of approximately 8.5 million cubic in-place yards, on a site consisting of approximately 583 total acres of which approximately 70 acres are permitted for waste disposal. The Company anticipates that the Person County Landfill may be operating in mid-1997.

ELECTRONIC SECURITY SERVICES

     The Company's electronic security services business leases 54 sales offices in 13 states and operates nine central monitoring stations in six states.

AUTOMOTIVE RENTAL

     The Company owns or leases its vehicle rental facilities. The facilities serving airport locations are located on airport property or near the airport in locations convenient for bus transport of customers to the airport. Almost all of the airport locations are leased from governmental authorities charged with the operation of such airports under arrangements generally providing for either the payment of a fixed rent or the payment of rent based on a percentage of revenues at a location with a guaranteed annual minimum, while most of the Company's other facility leases provide for fixed rental payments. The Company's airport facility in each metropolitan area includes, in addition to concession space, vehicle storage and maintenance areas, as well as rental and return facilities. The typical airport facility leases are not necessarily coterminous with the Company's local airport concession agreement. Most of the Company's airport facility leases expire at varying times over the next ten years. Certain of such leases also have purchase options at the end of their terms.

     Alamo owns its corporate headquarters facility in Fort Lauderdale, Florida, which consists of approximately 382,000 square feet of space. Alamo occupies a substantial portion of such facility, with the remainder leased to non-Company tenants. Alamo currently owns its car rental reservation and data center in Fort Lauderdale, Florida and leases its reservation centers in Charlotte, North Carolina and Salt Lake City, Utah. The Fort Lauderdale reservation center shares a 60,000 square foot facility which houses Alamo's fleet control and data processing departments.

     National owns its corporate headquarters facility in Minneapolis, Minnesota, which consists of 335,755 square feet of space. National occupies a substantial portion of such facility, with the remainder leased to non-Company tenants. National occupies an 83,000 square foot service center in Charleston, S.C., which houses a new state-of-the-art reservations center.

AUTOMOTIVE RETAILING

     The Company's used vehicle operations own or lease 33 sites in eight states, which it operates or is developing as AutoNation USA megastores, vehicle reconditioning centers and smaller retail locations. AutoNation is in various stages of evaluating, contracting and closing on purchases or leases of approximately 65 additional sites which it plans to develop into retail stores and reconditioning centers. The Company owns or leases 19 sites for its franchised automotive dealerships in five states.

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

GENERAL CORPORATE PROCEEDINGS

     By letter dated January 11, 1996, Acme Commercial Corp. dba CarMax, The Auto Superstore, ("CarMax") accused AutoNation of infringing CarMax's trademark rights by using the marks AutoNation USA and "The Better Way to Buy a Car." AutoNation denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that AutoNation's use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation seeking unspecified damages and an order enjoining AutoNation from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." On February 4, 1997, AutoNation filed a motion for partial summary judgment on CarMax's dilution claim under Florida law. A trial has been set for May 1997. Although it is impossible to predict the outcome of this litigation, the Company believes that AutoNation has a valid basis for its complaint and that CarMax's allegations and counterclaims are without merit.

     The Company is also a party to various other general corporate legal proceedings which have arisen in the ordinary course of its business. While the results of these matters, as well as matters described above, cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's business.

ENVIRONMENTAL MATTERS

     Imperial Landfill Filter Waste Issue. In 1992, the Company received notices from Imperial County, California (the "County") and the Department of Toxic Substances Control ("DTSC"), a department under the California Environmental Protection Agency, alleging that spent filter elements (the "Filters") from geothermal power plants which had been deposited at the Company's Imperial Landfill for approximately five years were classified as hazardous waste under California environmental regulations. Under United States EPA regulations, the Filters are not deemed hazardous waste because waste associated with the production of geothermal energy is exempt from the federal classification of hazardous waste under federal regulations.

     The Company is currently conducting active discussions with all appropriate California regulatory agencies in order to obtain a variance under California regulations to reclassify the Filters as a special waste so that such Filters may remain in the landfill. In the event that the variance is not granted, remedial measures may be required based on the Filters' classification as a California hazardous waste. One of those measures could include the removal of the Filters or the closure of a portion of the landfill. The Company is currently unable to determine (i) whether the waste will ultimately be classified as hazardous, (ii) what action, if any, will be required if the waste is ultimately classified as hazardous, or (iii) what liability, if any, the Company will have as a result of this inquiry.

     In January 1994, the Company filed suit in the United States District Court for the Southern District of California against the known past and present owners and operators of the geothermal power plants, the Ormesa I, IE, IH and II plants in Holtville, California, for all losses, fines and expenses incurred by the Company in connection with the resolution of this matter, including loss of airspace at the landfill. The suit alleges claims for (i) CERCLA response costs recovery, (ii) intentional misrepresentation, (iii) negligent misrepresentation,
(iv) negligence, (v) strict liability, (vi) continuing trespass, (vii) nuisance,
(viii) breach of contract and (ix) breach of implied covenant of good faith and fair dealing. The Company seeks to recover actual expenses and punitive damages. Discovery in this matter has been stayed pending the outcome of settlement discussions that commenced in November 1996. The Company believes it will prevail, however, no amounts have been accrued for any recovery of damages.

     Imperial Landfill Permit. The Imperial Landfill currently exceeds its permitted daily tonnage capacity and the Company is involved in negotiations with the California Integrated Waste Management Board regarding expansion of its daily tonnage capacity. The Company received a notice of violation regarding the Imperial Landfill capacity in late 1989 and has since applied for a modification of its permit to increase the allowed daily tonnage from 50 tons up to a maximum of 1,000 tons. Temporary written approval has been given by Imperial County, California and the California Integrated Waste Management Board for the Company to operate the landfill and for the landfill to receive in excess of 50 tons per day while the permit modification is being reviewed.

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

AUTOMOTIVE RENTAL LITIGATION

     The Company's automotive rental operations are subject to routine litigation incidental to its business, including various claims and legal actions involving automobile liability and personal injury, employee grievances, environmental matters, trade practices and other matters, some of which seek punitive damages. The Company's automotive rental operations are not currently involved in any legal proceeding which the Company believes would, if determined adversely, have a material adverse effect upon the Company's business, financial condition or future prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     The Common Stock is listed on Nasdaq and is traded under the symbol "RWIN." The following table sets forth, for the periods indicated, the high and low closing prices per share of the Common Stock as reported by Nasdaq. All prices presented herein have been adjusted to reflect the Stock Split.

                                                                  HIGH      LOW
                                                                  ----      ---
1995
First Quarter...............................................      $ 2 1/8    $ 1 9/16
Second Quarter..............................................        7 3/16     1 1/2
Third Quarter...............................................       13 3/8      6 7/16
Fourth Quarter..............................................       18 1/16     9 15/16
1996
First Quarter...............................................      $17 15/16  $13 3/16
Second Quarter..............................................       34 1/8     15
Third Quarter...............................................       31         19 1/4
Fourth Quarter..............................................       34 5/8     27 3/8

     On February 24, 1997, the closing price of the Common Stock was $35.125 per share as reported by Nasdaq. On February 24, 1997, there were approximately 4,379 holders of record of the Common Stock.

     Since December 1989, the Company has not declared or paid any cash dividends on the Common Stock. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES DURING 1996

     All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended. All share and per share data has been retroactively adjusted to reflect the Stock Split.

     On January 30, 1996, in connection with the acquisition of Charleston Disposal Systems, Inc. and its affiliates ("CDS"), the Company issued 600,000 shares of Common Stock to the shareholders of CDS in exchange for all of the issued and outstanding stock of CDS.

     On February 27, 1996, in connection with the acquisition of Denver Alarm, the Company issued 3,263,504 shares of Common Stock to the shareholders of Denver Alarm in exchange for all of the issued and outstanding stock of Denver Alarm.

     On February 29, 1996, in connection with the acquisition of Incendere, the Company issued 2,565,400 shares of Common Stock to the shareholders of Incendere in exchange for all of the issued and outstanding stock of Incendere.

     On March 1, 1996, in connection with the acquisition of A.J. Panzarella and Co., Inc. ("Panzarella"), the Company issued 332,792 shares of Common Stock to the shareholders of Panzarella in exchange for all of the issued and outstanding stock of Panzarella.

     On May 16, 1996, in connection with the acquisition of certain companies doing business as Rapidway Disposal and Recycling Services ("Rapidway"), the Company issued 1,529,640 shares of Common Stock to the shareholders of Rapidway in exchange for all of the issued and outstanding stock of Rapidway.

     On May 20, 1996, the Company issued and sold 9,878,400 shares of Common Stock in a private placement to institutional and other accredited investors, for a purchase price of $20.25 per share resulting in net proceeds of approximately $197.5 million.

     On May 28, 1996, in connection with the acquisition of Austronics Security Systems, Inc. ("Austronics"), the Company issued 278,243 shares of Common Stock to the shareholders of Austronics in exchange for all of the issued and outstanding stock of Austronics.

     On May 29, 1996, in connection with the acquisition of Forest Security Systems, Inc. ("Forest Security"), the Company issued 591,676 shares of Common Stock to the shareholders of Forest Security in exchange for all of the issued and outstanding stock of Forest Security.

     On May 31, 1996, in connection with the acquisition of M-G Disposal Service, Inc. ("M-G Disposal"), the Company issued 1,426,358 shares of Common Stock to the shareholders of M-G Disposal in exchange for all of the issued and outstanding stock of M-G Disposal.

     On May 31, 1996, in connection with the acquisition of Hyder Waste Container, Inc. ("Hyder Waste"), the Company issued 687,756 shares of Common Stock to the shareholders of Hyder Waste in exchange for all of the issued and outstanding stock of Hyder Waste.

     On June 27, 1996, in connection with the acquisition of Charter Waste Management Corporation ("Charter Waste"), the Company issued 882,495 shares of Common Stock to the shareholders of Charter Waste in exchange for all of the issued and outstanding stock of Charter Waste.

     On June 28, 1996, in connection with the acquisition of Burgess Refuse Removal Service, Inc. ("Burgess"), the Company issued 135,752 shares of Common Stock to the shareholders of Burgess in exchange for all of the issued and outstanding stock of Burgess.

     On July 18, 1996, in connection with the acquisition of ECO Services of S.C., Inc. ("ECO Services"), the Company issued 99,999 shares of Common Stock to the shareholders of ECO Services in exchange for all of the issued and outstanding stock of ECO Services.

     On August 1, 1996, in connection with the acquisition of substantially all of the assets of CarChoice, the Company issued 3,878,760 shares of Common Stock to CarChoice.

     On August 1, 1996, in connection with the acquisition of substantially all of the assets of A&G Disposal Services, Inc. ("A&G Disposal"), the Company issued 368,239 shares of Common Stock to A&G Disposal.

     On August 2, 1996, in connection with the acquisition of Sunbelt Waste Services, Inc. ("Sunbelt Waste"), the Company issued 130,484 shares of Common Stock to the shareholders of Sunbelt Waste in exchange for all of the issued and outstanding stock of Sunbelt Waste.

     On October 18, 1996, in connection with the acquisition of Suburban Disposal Services, Inc. ("Suburban"), the Company issued 177,778 shares of Common Stock to the shareholders of Suburban in exchange for all of the issued and outstanding stock of Suburban.

     On November 8, 1996, the Company issued and sold 12,079,915 shares of Common Stock in a private placement to institutional and other accredited investors, for a purchase price of $29.50 per share resulting in net proceeds of approximately $353.0 million.

     On November 20, 1996, in connection with the acquisition of Rainbow Industries, Inc. ("Rainbow"), the Company issued 1,057,475 shares of Common Stock to the shareholders of Rainbow in exchange for all of the issued and outstanding stock of Rainbow.

     On November 25, 1996, in connection with the acquisition of Alamo, the Company issued 22,572,180 shares of Common Stock to the shareholders of Alamo in exchange for all of the issued and outstanding stock of Alamo.

     On November 25, 1996, in connection with the acquisition of Triple C Disposal Service, Inc. ("Triple C"), the Company issued 80,227 shares of Common Stock to the shareholders of Triple C in exchange for all of the issued and outstanding stock of Triple C.

     On November 26, 1996, in connection with the acquisition of Meyer Waste Systems, Inc. ("Meyer Waste"), the Company issued 850,000 shares of Common Stock to the shareholders of Meyer Waste in exchange for all of the issued and outstanding stock of Meyer Waste.

     On November 25, 1996, in connection with the acquisition of substantially all of the assets of Acadiana Alarm Systems, Inc. ("Acadiana"), the Company issued 343,056 shares of Common Stock to Acadiana.

     On November 26, 1996, in connection with the acquisition of Monarch Environmental, Inc. ("Monarch"), the Company issued 613,772 shares of Common Stock to the shareholders of Monarch in exchange for all of the issued and outstanding stock of Monarch.

     On November 26, 1996, in connection with the acquisition of Bell Dodge, Inc. ("Bell Dodge"), the Company issued 976,174 shares of Common Stock to the shareholders of Bell Dodge in exchange for all of the issued and outstanding stock of Bell Dodge.

     From time to time throughout 1996, the Company issued an aggregate of 4,079,800 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $1.13 to $3.50.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Company's Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............................  $2,365,520   $1,791,446   $1,595,880   $1,370,497   $1,133,034
Income (loss) from continuing
  operations before extraordinary
  charge.............................     (27,905)      (1,463)      29,952       14,406       36,293
Income (loss) from continuing
  operations.........................     (59,497)      (1,463)      29,952       14,406       36,293
Income (loss) from continuing
  operations per common and common
  equivalent share...................        (.25)        (.01)         .21          .10          .27
Total assets.........................   3,776,062    2,829,795    2,824,777    2,475,901    2,064,142
Revenue earning vehicle debt.........   1,720,166    1,546,122    1,794,802    1,490,316    1,118,075
Long-term debt, net of current
  maturities.........................     170,578      149,580      186,140      169,130      165,480
Shareholders' equity.................   1,276,218      642,499      355,621      313,275      354,116

     See Notes 2, 4, 6 and 10 of Notes to Consolidated Financial Statements for discussion of business combinations, the extraordinary charge, various equity transactions and restructuring, merger and other non-recurring expenses and their effect on comparability of year-to-year data. See "ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS" for a discussion of the Company's dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Republic Industries, Inc. (the "Company") which are included elsewhere herein. The historical financial statements of the Company include the financial position and results of operations of Addington Resources, Inc. ("Addington"), Continental Waste Industries, Inc. ("Continental"), Alamo Rent-A-Car, Inc. ("Alamo"), CarChoice, Inc. ("CarChoice"), Incendere, Inc. ("Incendere") and the Denver Fire Reporter and Protective Co., Inc. ("Denver Alarm") which the Company acquired during 1996. These transactions have been accounted for under the pooling of interests method of accounting and, accordingly, these historical financial statements have been restated as if the companies had operated as one entity since inception. All references to historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock"), have been retroactively adjusted to reflect the two-for-one stock split that occurred in June 1996, which is more fully described in Note 6, Shareholders' Equity, of Notes to Consolidated Financial Statements.

BUSINESS COMBINATIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

  Pending Acquisitions

     In February 1997, the Company signed a definitive agreement to acquire Taormina Industries, Inc. ("Taormina"), which provides waste collection services and owns and operates a materials recycling facility. The Company will issue approximately 7.3 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approvals.

     In February 1997, the Company signed a definitive agreement to acquire AAA Disposal Services, Inc. ("AAA Disposal"), which provides waste collection and recycling services. The Company will issue approximately 2.9 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approvals.

     In February 1997, the Company signed a definitive agreement to acquire Wallace Automotive Group ("Wallace"), which owns and operates three franchised automotive dealerships. The Company will issue approximately 1.7 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

     In January 1997, the Company signed a definitive agreement to acquire Maroone Automotive Group ("Maroone"), which owns and operates five franchised automotive dealerships. The Company will issue approximately 6.1 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

     In addition, in January and February 1997, the Company signed definitive agreements to acquire other businesses in the solid waste services and automotive retailing industries which are not material to the Company. The Company will issue an aggregate of approximately 2.5 million shares of Common Stock in such transactions which will be accounted for under the purchase method of accounting, and will issue an aggregate of approximately 1.1 million shares of Common Stock in such transactions which will be accounted for under the pooling of interests method of accounting. These transactions are subject to customary conditions, including manufacturer and regulatory approvals, as applicable.

  Acquisitions Completed Subsequent to December 31, 1996

     In February 1997, the Company acquired National Car Rental System, Inc. ("National"), which operates a vehicle rental business. The Company issued approximately 21.7 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting.

     In January 1997, following approval by the Company's stockholders at a special meeting, the Company acquired AutoNation Incorporated ("AutoNation"), which is developing a chain of used vehicle megastores. The Company issued approximately 17.5 million shares of Common Stock in this transaction, which will be accounted for under the purchase method of accounting.

     In January 1997, the Company acquired Carlisle Motors, Inc. ("Carlisle"), which owns and operates three franchised automotive dealerships. The Company issued approximately 1.0 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting.

     In addition, in January and February 1997, the Company acquired various other businesses in the solid waste services, electronic security services and automotive retailing industries which were not material to the Company. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid approximately $56.5 million of cash in such transactions which will be accounted for under the purchase method of accounting, and issued an aggregate of approximately .9 million shares of Common Stock in such transactions which will be accounted for under the pooling of interests method of accounting.

  Acquisitions Completed During 1996

     Significant businesses acquired through December 31, 1996 and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception. Businesses acquired through December 31, 1996 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

     In December 1996, the Company acquired Addington, which primarily provides solid waste disposal services. The Company issued approximately 13.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In December 1996, the Company acquired Continental, which provides integrated solid waste services. The Company issued approximately 12.4 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In November 1996, the Company acquired Alamo, which operates a vehicle rental business. The Company issued approximately 22.6 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In August 1996, the Company acquired substantially all of the assets of CarChoice, which operated used vehicle superstores similar to those being developed by AutoNation. The Company issued approximately 3.9 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In February 1996, the Company acquired Incendere, which provides solid waste collection, recycling and medical waste hauling services. In February 1996, the Company acquired Denver Alarm, which provides electronic security services. The Company issued an aggregate of approximately 5.8 million shares of Common Stock in these transactions, which have been accounted for under the pooling of interests method of accounting.

     During the year ended December 31, 1996, the Company also acquired various other businesses in the solid waste services, electronic security services and automotive retailing industries which were not material to the Company. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid $23.4 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 13.0 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not material in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     In November 1995, the Company acquired J.C. Duncan Company, Inc. ("Duncan"), Garbage Disposal Service, Inc. ("GDS"), Fennell Container Co., Inc. ("Fennell") and Scott Security Systems ("Scott"). Duncan provides solid waste collection and recycling services and also operates two landfills. GDS provides solid waste collection and recycling services. Fennell provides solid waste collection and recycling services and also owns a landfill. Scott provides electronic security services. In October 1995, the Company acquired United Waste Service, Inc. ("United") and Southland Environmental Services, Inc. ("Southland"). United provides solid waste collection, transfer and recycling services. Southland provides solid waste collection services. In August 1995, the Company acquired Kertz Security Systems, Inc. ("Kertz"), which provides electronic security services. The Company issued an aggregate of approximately
36.3 million shares of Common Stock for the above acquisitions. These acquisitions have been accounted for under the pooling of interests method of accounting and, accordingly, the Consolidated Financial Statements have previously been restated as if the Company and Duncan, GDS, Fennell, Scott, United, Southland and Kertz had operated as one entity since inception.

     In August 1995, the Company acquired Hudson Management Corporation and Envirocycle, Inc. (collectively, "HMC"). HMC provides solid waste collection and recycling services. The Company issued 16.0 million shares of Common Stock to acquire HMC which has been accounted for under the purchase method of accounting. During the years ended December 31, 1995 and 1994, the Company entered into several other business combinations which have been accounted for under the purchase method of accounting, and which were not material to the Company.

  Termination of ADT Agreement

     In September 1996, the Agreement and Plan of Amalgamation, dated as of July 1, 1996 and amended as of July 15, 1996 (the "ADT Agreement") by and among the Company, R.I./Triangle, Ltd. and ADT Limited, a Bermuda corporation ("ADT"), which provided for the acquisition of ADT by the Company, was terminated by mutual agreement of the parties. In connection with the execution of the ADT Agreement, ADT granted to the Company a warrant (the "ADT Warrant") to purchase
15.0 million common shares of ADT at a purchase price of $20 per share (which approximated fair market value), subject to certain anti-dilution adjustments. The warrant became exercisable upon the termination of the ADT Agreement and remains exercisable through March 1997. Pursuant to the terms of the warrant, ADT has granted to the Company certain registration rights with respect to the common shares of ADT issuable to the Company upon exercise of the warrant.

BUSINESS SEGMENT INFORMATION

     The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses, restructuring and merger expenses and operating income (loss) with percentages of the applicable segment revenue, for each of the Company's various business segments for the years ended December 31 (in thousands):

                                                   1996       %        1995       %        1994       %
                                                ----------   ----   ----------   ----   ----------   ----
Revenue:
  Automotive rental...........................  $1,516,693     64   $1,391,727     78   $1,312,922     82
  Solid waste services........................     611,350     26      349,893     19      241,045     15
  Automotive retailing........................     152,201      6           --     --           --     --
  Electronic security services................      85,276      4       49,826      3       41,913      3
                                                ----------          ----------          ----------
                                                 2,365,520           1,791,446           1,595,880
Cost of Operations:
  Automotive rental...........................     604,315     40      593,892     43      496,647     38
  Solid waste services........................     446,162     73      239,298     68      164,365     68
  Automotive retailing........................     145,077     95           --     --           --     --
  Electronic security services................      37,307     44       20,569     41       20,643     49
                                                ----------          ----------          ----------
                                                 1,232,861             853,759             681,655
                                                ----------          ----------          ----------
Selling, General and Administrative:
  Automotive rental...........................     954,599     63      839,883     60      786,051     60
  Solid waste services........................      63,784     10       52,612     15       39,301     16
  Automotive retailing........................      19,147     13        4,038     --           --     --
  Electronic security services................      33,474     39       20,626     41       18,918     45
  Corporate...................................      25,763     --        4,318     --        2,882     --
                                                ----------          ----------          ----------
                                                 1,096,767             921,477             847,152
                                                ----------          ----------          ----------
Restructuring and Merger Expenses:
  Automotive rental...........................      23,500      2           --     --           --     --
  Solid waste services........................       8,835      1        3,264      1           --     --
  Corporate...................................       6,000     --           --     --           --     --
                                                ----------          ----------          ----------
                                                    38,335               3,264                  --
                                                ----------          ----------          ----------
Operating Income (Loss):
  Automotive rental...........................     (65,721)    (5)     (42,048)    (3)      30,224      2
  Solid waste services........................      92,569     16       54,719     16       37,379     16
  Automotive retailing........................     (12,023)    (8)      (4,038)    --           --     --
  Electronic security services................      14,495     17        8,631     18        2,352      6
  Corporate...................................     (31,763)    --       (4,318)    --       (2,882)    --
                                                ----------          ----------          ----------
                                                $   (2,443)         $   12,946          $   67,073
                                                ==========          ==========          ==========

CONSOLIDATED RESULTS OF OPERATIONS

     The Company's consolidated revenue increased 32% to $2.4 billion for the year ended December 31, 1996 and 12% to $1.8 billion for the year ended December 31, 1995 due to growth in all four of the Company's business segments. Consolidated operating income (loss) was $(2.4) million, $12.9 million and $67.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Net income (loss) was $(59.5) million, $(26.6) million and $27.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Net income (loss) per common and common equivalent share was $(.25), $(.16) and $.19 for the years ended December 31, 1996, 1995 and 1994, respectively. The year ended December 31, 1996 was impacted by one-time pre-tax charges of approximately $95.5 million and an extraordinary charge of approximately $31.6 million, both of which are more fully discussed below. Excluding these charges, operating results of the Company's automotive rental segment for the year ended December 31, 1996 improved significantly over 1995. The Company's solid waste services and electronic security services segments experienced significant improvement over 1995. Additionally, 1996 marked the beginning of the Company's entry into the automotive retailing business which has considerably accelerated during early 1997 with the acquisitions of a significant number of new car dealerships. The operating results for each of the Company's various business segments are discussed below.

  Restructuring, Merger and Other Non-Recurring Expenses

     During the year ended December 31, 1996, the Company took one-time pre-tax charges of approximately $95.5 million related primarily to the integration of the operations of Alamo into those of the Company. Also included in these charges are merger expenses associated with the acquisitions of Alamo, Addington and Continental. Approximately $38.3 million of such expenses appear as restructuring and merger expenses on the Company's Consolidated Statement of Operations for the year ended December 31, 1996 with the remainder of approximately $57.2 million included in selling, general and administrative expenses. These costs primarily include asset write-offs, severance benefits, accounting and legal merger costs and changes in various estimated reserve requirements.

  Extraordinary Charge

     During the year ended December 31, 1996, in connection with refinancing Alamo's debt at substantially lower interest rates, the Company took an extraordinary charge of approximately $31.6 million, net of income taxes. Included in this charge are bond redemption premiums, the write-off of debt issue costs, prepayment penalties and other related fees. See Note 4, Long-Term Debt and Notes Payable, of Notes to Consolidated Financial Statements for further discussion of this charge.

  Discontinued Operations

     During the year ended December 31, 1995, the Company disposed of its mining and citrus operations and spun-off its hazardous waste services segment resulting in a loss from discontinued operations of approximately $25.1 million, net of income taxes. Operating results have been reclassified in the Consolidated Financial Statements from the historical classification in order to properly identify them as discontinued operations. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements, for further discussion of these transactions.

AUTOMOTIVE RENTAL

     Revenue from the Company's automotive rental operations consists primarily of rental fees and related rental products generated by Alamo from the leisure and business travel segments. Rental revenue for the year ended December 31, 1996 increased 9% to $1.52 billion from $1.39 billion in 1995, while 1995 revenue increased 6% from $1.31 billion in 1994. The 1996 increase is primarily from improvements in rental volume and average daily rental rates resulting from increases in air passenger deplanements in Florida, Hawaii and California. The 1995 increase was due to improvement in average daily rental rates and European transaction growth.

     Operating income (loss) from the Company's automotive rental operations has fluctuated during the three years ended December 31, 1996, 1995 and 1994 due to restructuring, merger and other non-recurring expenses and the level of vehicle rental operating expenses as discussed below. Operating income (loss) was $(65.7) million for the year ended December 31, 1996 as compared to $(42.0) million in 1995 and income of $30.2 million in 1994. Approximately $75.7 million of the Company's 1996 restructuring, merger and other non-recurring expenses relate to the operations of Alamo as discussed above. Without these charges, operating income from the Company's automotive rental business would have been approximately $10.0 million in 1996.

     Automotive rental operating expenses consist primarily of vehicle depreciation, interest and lease expenses. Automotive rental operating expenses were $604.3 million, $593.9 million and $496.6 million or, as percentages of automotive rental revenue, 40%, 43% and 38% for the years ended December 31, 1996, 1995 and 1994, respectively. The 1995 increase in such expenses as a percentage of revenue over 1994 was primarily a result of increased vehicle depreciation due to unfavorable changes to manufacturers' repurchase programs and the Company's decision to accelerate the removal of certain higher cost vehicles from its fleet. Additionally, vehicle lease costs and interest costs increased as percentages of revenue due to an increase in the number of vehicles under lease and an increase in market interest rates, respectively. Automotive rental operating expenses decreased in 1996 as a percentage of rental revenue versus 1995. This improvement was due to the Company's decision to maintain a less expensive fleet mix and slightly lower interest rates.

     Selling, general and administrative expenses related to the Company's automotive rental operations consist primarily of personnel, estimated auto liability claims, vehicle maintenance, marketing costs, travel agent and tour operator commissions and airport fees. Such expenses were $954.6 million, $839.9 million and $786.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Excluding one-time charges, selling, general and administrative expenses remained relatively constant as a percentage of rental revenue for the years ended December 31, 1996, 1995 and 1994 while the increases in aggregate dollars reflect the expansion of the Company's automotive rental operations.

SOLID WASTE SERVICES

     Revenue from the Company's solid waste services operations consists of collection fees from residential, commercial and industrial customers and landfill disposal fees charged to third parties. Solid waste revenue was $611.4 million, $349.9 million and $241.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. These increases in revenue are a result of acquisitions as well as the expansion of the Company's existing business.

     Cost of solid waste services includes disposal, labor and equipment operating costs related to waste collection operations and the cost of operating the Company's landfills which consist of daily operating expenses, legal and administrative costs of ongoing environmental compliance and site closure and post-closure costs. Certain direct landfill development costs, such as engineering, upgrading, cell construction and permitting costs, are capitalized and depleted based on consumed airspace. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services are expensed as incurred. Cost of solid waste services was $446.2 million, $239.3 million and $164.4 million or, as percentages of solid waste revenue, 73%, 68% and 68% for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in aggregate dollars are a result of the expansion of the Company's solid waste services operations through acquisition and internal growth. The 1996 increase in cost of solid waste services as a percentage of solid waste revenue is primarily a result of certain of the Company's acquired collection companies which had higher levels of operating costs than the Company's historical operations. The Company also incurred various operating costs in 1996 related to its plan to realign certain collection routes in an effort to make its collection process more efficient. Also, the Company incurred various costs related to upgrading several of its landfills during 1996.

     Selling, general and administrative expenses related to the Company's solid waste services operations consist primarily of office salaries, supervisor salaries and office expenses. Such expenses were $63.8 million, $52.6 million and $39.3 million or, as percentages of solid waste revenue, 10%, 15% and 16% for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in aggregate dollars from year to year primarily reflects the growth of the Company's business through acquisitions. The decreases in selling, general and administrative expenses as percentages of revenue in each of the years are primarily due to the reduction of administrative expenses for acquired businesses and growth in revenue.

AUTOMOTIVE RETAILING

     Revenue from the Company's automotive retailing operations consists of sales of new and used vehicles, parts and service. Automotive retailing revenue was $152.2 million for the year ended December 31, 1996 and is a result of the Company's entry into the business of selling new and used vehicles at its dealerships. The Company has aggressively expanded this business through the acquisition of AutoNation and several new car dealerships during 1997 and currently plans to continue this expansion for the remainder of 1997 and beyond. In this regard, the Company has recently established framework agreements with each of Ford Motor Company and General Motors Corporation which will allow the Company to acquire franchised automotive dealerships nationwide.

     Cost of operations of the Company's automotive retailing operations was $145.1 million for the year ended December 31, 1996 and consists primarily of the cost of vehicles sold, including the cost of reconditioning used vehicles, the cost of parts and accessories and interest expense related to vehicle inventory financing.

     Selling, general and administrative expenses consist primarily of sales salaries and commissions, marketing expense and office salaries. Such expenses were $19.1 million and $4.0 million for the years ended December 31, 1996 and 1995, respectively. The Company believes the levels of cost of operations and selling, general and administrative expenses related to its automotive retailing operations and resultant operating losses for the years ended December 31, 1996 and 1995 are a result of start-up costs associated with the Company's initial development of these operations. As the Company opens AutoNation stores and reconditioning centers during 1997 and beyond, such operations will incur fixed operating and administrative costs immediately while revenue volume will tend to grow more gradually. Consequently, the Company anticipates it will take approximately nine months for an average AutoNation store to generate operating income.

ELECTRONIC SECURITY SERVICES

     Revenue from the Company's electronic security services operations results from monitoring contracts for security systems and fees charged for the sale and installation of such systems. Electronic security revenue was $85.3 million, $49.8 million and $41.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. These increases in revenue are principally a result of the installation of new monitoring systems and acquisitions of subscriber accounts during the periods.

     Cost of electronic security services primarily consists of the labor and equipment associated with the sale, installation and monitoring of security systems. Cost of electronic security services was $37.3 million, $20.6 million and $20.6 million or, as percentages of electronic security revenue, 44%, 41% and 49% for the years ended December 31, 1996, 1995 and 1994, respectively. The 1996 increase in aggregate dollars from 1995 is a result of the installation of new monitoring systems and acquisitions of subscriber accounts. The 1996 increase in cost of electronic security services as a percentage of electronic security revenue is primarily a result of the Company's expansion in 1996 through the opening of additional branch offices which have not yet reached the revenue volume of a mature branch office, yet have attained a full level of operating costs and expenses. The 1995 decrease from 1994 in cost of electronic security services as a percentage of electronic security revenue is primarily a result of 1995 acquisitions of monitoring accounts which were integrated into the Company's existing operations with the addition of substantially no incremental cost of operations.

     Selling, general and administrative expenses related to the Company's electronic security services operations consist primarily of office salaries, office expenses and marketing expenses. Such expenses were $33.5 million, $20.6 million and $18.9 million or, as percentages of electronic security revenue, 39%, 41% and 45% for the years ended December 31, 1996, 1995, and 1994, respectively. The increases in aggregate dollars primarily reflect the Company's expanded operations through the growth of its existing business. The decreases in selling, general and administrative expenses as percentages of revenue are primarily due to the reduction of administrative expenses for acquired businesses and growth in revenue.

CORPORATE ACTIVITIES

     Corporate selling, general and administrative expenses consist primarily of office salaries for corporate employees, professional and regulatory fees, office expenses and the cost of business travel. Such expenses were $25.8 million, $4.3 million and $2.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. The 1996 increase over 1995 is a result of the growth experienced by the Company during the year.

INTEREST INCOME

     Interest income was $20.6 million, $12.0 million and $5.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in 1996 over 1995 and 1995 over 1994 are due to the increase in interest income from proceeds from sales of Common Stock and interest income on advances to AutoNation made during 1996. For further discussion of the sales of Common Stock, see Note 6, Shareholders' Equity, of Notes to the Consolidated Financial Statements.

INTEREST EXPENSE

     Interest expense was incurred on general corporate debt and the debt assumed in acquisitions. Interest expense was $33.5 million, $23.2 million and $15.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in 1996 over 1995 and 1995 over 1994 are primarily due to higher average outstanding borrowings used to fund the Company's growth and debt assumed in acquisitions. Interest expense related to revenue earning vehicle financing in the Company's automotive rental operations is included in vehicle rental operating expenses and interest expense related to the vehicle inventory financing in the Company's automotive retailing operations is included in cost of vehicle sales.

INCOME TAXES

     Income tax expense was $17.7 million, $4.2 million and $20.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The effective income tax rate was 173%, 154% and 41% for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in the effective income tax rates for 1996 and 1995 are primarily due to the Company providing valuation allowances on certain deferred tax assets of acquired pooled entities, non-deductible acquisition related costs and varying historical effective income tax rates of acquired businesses accounted for under the pooling of interests method of accounting.

ENVIRONMENTAL AND LANDFILL MATTERS

     The Company provides for accrued environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. Excluding existing accruals at December 31, 1996, approximately $53.7 million of such costs are to be expensed over the remaining lives of these facilities.

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

FINANCIAL CONDITION

     At December 31, 1996, the Company had $63.6 million in cash and approximately $92.6 million of availability under its $250.0 million revolving credit facility which may be used for general corporate purposes. The Company believes that its financial condition is strong and that it has sufficient operating cash flow and other financial resources necessary to meet its anticipated capital requirements and obligations as they come due.

     In January 1997, the Company sold approximately 15.8 million shares of Common Stock to certain institutional investors in a private placement transaction resulting in net proceeds of approximately $552.7 million. As of February 24, 1997, subsequent to the acquisition of National, the Company had approximately $294.1 million in cash; approximately $3.5 billion of long-term debt outstanding, $3.3 billion of which was secured by revenue earning vehicles and $198.9 million of which was under vehicle inventory financings secured by vehicle inventories; and no borrowings outstanding under the Company's revolving credit facility.

     In connection with the Company's automotive rental operations, Alamo and National, through separate special purpose entities, may issue up to $1.4 billion and $1.1 billion of commercial paper, respectively, the proceeds of which may be used solely to purchase or finance rental fleet vehicles that are subject to manufacturer repurchase programs or to refinance repurchase receivables due from vehicle manufacturers under repurchase programs. National has also issued $800.0 million of medium term notes, the proceeds of which were used to finance rental fleet vehicles. The Company has various other credit facilities to finance its current vehicle rental operations in Europe and other foreign markets. In connection with the development of the AutoNation megastores, AutoNation is the lessee under a $150.0 million operating lease facility established to acquire and develop properties used in its business, which as of February 24, 1997 had approximately $52.0 million in properties under development.

  Working Capital

     Working capital at December 31, 1996 was $356.8 million as compared to $99.7 million at December 31, 1995. The increase in working capital primarily results from sales of Common Stock in May and November of 1996 in private placement transactions resulting in net proceeds to the Company of approximately $550.6 million. Such proceeds were used to repay a portion of revenue earning vehicle debt and to make advances to AutoNation pursuant to a loan agreement. The Company believes working capital may decline in 1997 to lower levels as additional capital is used for the continued expansion of the Company's businesses including the development of the AutoNation business.

     Revenue earning vehicles, net consist of the Company's vehicle rental fleet, net of accumulated depreciation, and were $1.8 billion at December 31, 1996 as compared to $1.5 billion at December 31, 1995. The increase is primarily a result of the Company's decision to operate a greater percentage of owned vehicles versus leased vehicles in 1996 and also increased vehicle purchases in 1996 over 1995 to support additional rental volume. Revenue earning vehicles with depreciated cost of $1.3 billion at December 31, 1996 were acquired under programs that allow the Company to require counterparties to repurchase vehicles held for periods of up to 24 months.

     Advances to affiliate of $247.5 million includes advances made to AutoNation and accrued interest thereon pursuant to a loan agreement whereby the Company agreed to provide a line of credit to AutoNation for the development of new and used vehicle megastores.

     Receivables, net at December 31, 1996 were $316.3 million as compared to $227.4 million at December 31, 1995. Receivables consist primarily of amounts due from retail and service customers, travel agents and tour operators and amounts due under vehicle repurchase and incentive programs. The increase is primarily attributed to various business acquisitions and expansion of the Company's existing businesses.

     Accounts payable and accrued liabilities at December 31, 1996 were $267.9 million as compared to $174.7 million at December 31, 1995. The increase is primarily attributed to various business acquisitions and expansion of the Company's existing businesses.

     Revenue earning vehicle debt consists of the Company's obligations to various financial institutions. Such debt is secured by the Company's vehicle rental fleet and was $1.7 billion at December 31, 1996 and $1.5 billion at December 31, 1995. The Company expects to continue to fund its purchases of revenue earning vehicles with secured vehicle financings.

  Property and Equipment

     Property and equipment increased $339.9 million during 1996 primarily as a result of various business acquisitions and increased capital expenditures resulting from expansion of the Company's existing businesses.

  Intangible Assets

     Intangible assets increased $106.4 million during 1996 primarily as a result of the acquisition of various businesses accounted for under the purchase method of accounting during the period. See Note 1, Summary of Significant Accounting Policies -- Intangible Assets, of Notes to Consolidated Financial Statements for further discussion of intangible assets.

  Investment in Subscriber Accounts

     Investment in subscriber accounts represents certain capitalized costs associated with the installation of new electronic security systems and the cost of acquired subscriber accounts. Investment in subscriber accounts increased $59.5 million during 1996 primarily as a result of growth in electronic security system installations and acquisitions of subscriber accounts.

  Notes Payable and Long-Term Debt Including Current Maturities

     Notes payable and long-term debt including current maturities increased to $218.8 million at December 31, 1996 from $191.5 million at December 31, 1995. The increase is primarily attributed to borrowings under the Company's $250.0 million revolving credit facility.

  Shareholders' Equity

     Shareholders' equity increased $633.7 million during the year ended December 31, 1996 primarily due to the May and November 1996 sales of approximately 9.9 million and 12.1 million shares of Common Stock, respectively, which resulted in aggregate net proceeds of approximately $550.6 million. Also contributing to this increase were 1996 acquisitions of various businesses accounted for under the purchase method of accounting.

CASH FLOWS

     Cash and cash equivalents decreased by $119.8 million during the year ended December 31, 1996 and increased $148.8 million during the year ended December 31, 1995. The major components of these changes are discussed below.

  Cash Provided by Operating Activities

     The Company's net cash flows from operating activities increased by $60.6 million during the year ended December 31, 1996 primarily as a result of various business acquisitions and expansion of the Company's existing businesses.

  Cash Used in Investing Activities

     Capital additions were approximately $1.0 billion, $303.7 million and $775.2 million during the years ended December 31, 1996, 1995 and 1994, respectively, which included the purchases of revenue earning vehicles (net of sales) and property and equipment and the expansion of landfill sites. The decrease in 1995 is primarily a result of the Company's utilization of a greater percentage of leased vehicles in its rental fleet during the year. During 1996, the Company returned to a policy which resulted in a greater percentage of owned vehicles in its fleet. The Company also made capital expenditures of approximately $41.4 million, $16.0 million and $17.5 million during the years ended December 31, 1996, 1995 and 1994, respectively, related to the expansion of its electronic security services business through installations of new monitoring systems and acquisitions of subscriber accounts.

     In addition, during the year ended December 31, 1996, Republic advanced $243.4 million to AutoNation under the AutoNation loan agreement as previously discussed.

     The Company expects capital expenditures to increase substantially during the remainder of 1997 and in the foreseeable future due to the development of the AutoNation business as well as continued internal growth of existing businesses and future acquisitions. In addition, management anticipates continuing to make capital expenditures for revenue earning vehicles, equipment, the construction of new airspace at landfill sites and the installation of new security systems.

     As of February 24, 1997, AutoNation is in various stages of evaluating, contracting and closing on purchases or leases of approximately 65 additional sites for vehicle retail stores or reconditioning centers. Due to the recent commencement of AutoNation's principal operations, the amount of capital expenditures to be incurred related to such operations cannot be reasonably estimated. However, the Company intends to finance capital expenditures through cash on hand, revolving credit facilities, lease facilities and other financings.

  Cash Provided by (Used in) Financing Activities

     Cash provided by (used in) financing activities during the years ended December 31, 1996, 1995, and 1994 resulted from revenue earning vehicle financing, commercial bank borrowings, repayments of debt and issuances of Common Stock. In May 1996, the Company sold 9.9 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $197.6 million. In November 1996, the Company sold 12.1 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $353.0 million. These financing activities combined with cash provided by operating activities were used to fund capital additions and the expansion of the Company's business during these years.

     In August 1995, the Company issued and sold an aggregate of 16.7 million shares of Common Stock and warrants to purchase an additional 33.4 million shares of Common Stock to H. Wayne Huizenga, Westbury (Bermuda) Ltd. (a Bermuda corporation controlled by Michael G. DeGroote), Harris W. Hudson, and certain of their assigns for an aggregate purchase price of approximately $37.5 million. The warrants are exercisable at prices ranging from $2.25 to $3.50 per share. In August 1995, the Company issued and sold an additional 2.0 million shares of Common Stock each to Mr. Huizenga and John J. Melk, for aggregate proceeds of approximately $26.5 million.

     In July 1995, the Company sold 10.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $69.0 million. In September 1995, the Company sold 10.0 million shares of Common Stock in an additional private placement transaction resulting in net proceeds of approximately $99.0 million.

SEASONALITY

     The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of this segment. The first quarter for the Company's automotive rental operations is generally the weakest, when there is limited leisure family travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

FORWARD-LOOKING STATEMENTS

     Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the Company's limited history of operations in automotive retailing; the dependence on vehicle manufacturers to approve dealership acquisitions; the possibility of unfavorable changes to the cost or financing of the Company's vehicle rental fleet; the Company's dependence on key personnel; and other factors referenced herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........    46
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................    47
Consolidated Statements of Operations for Each of the Three
  Years Ended December 31, 1996.............................    48
Consolidated Statements of Shareholders' Equity for Each of
  the Three Years Ended December 31, 1996...................    49
Consolidated Statements of Cash Flows for Each of the Three
  Years Ended December 31, 1996.............................    50
Notes to Consolidated Financial Statements..................    51
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for Each of
  the Three Years Ended December 31, 1996...................    77

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Republic Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Republic Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  February 25, 1997.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 1996          1995
                                                              ----------    ----------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   63,614    $  183,395
  Receivables, net..........................................     316,253       227,361
  Revenue earning vehicles, net.............................   1,802,997     1,478,409
  Advances to affiliate.....................................     247,472            --
  Inventory.................................................      34,157        14,924
  Other current assets......................................     120,341       124,437
                                                              ----------    ----------
          Total Current Assets..............................   2,584,834     2,028,526
PROPERTY AND EQUIPMENT, NET.................................     846,430       607,762
INTANGIBLE ASSETS, NET......................................     228,448       135,106
INVESTMENT IN SUBSCRIBER ACCOUNTS, NET......................      92,427        42,240
OTHER ASSETS................................................      23,923        16,161
                                                              ----------    ----------
                                                              $3,776,062    $2,829,795
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  177,829    $  139,200
  Accrued liabilities.......................................      90,065        35,455
  Estimated liability insurance claims......................     144,225       119,161
  Revenue earning vehicle debt..............................   1,720,166     1,546,122
  Notes payable and current maturities of long-term debt....      48,195        41,885
  Other current liabilities.................................      47,583        46,963
                                                              ----------    ----------
          Total Current Liabilities.........................   2,228,063     1,928,786
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     170,578       149,580
OTHER LIABILITIES...........................................     101,203       108,930
COMMITMENTS AND CONTINGENCIES...............................
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000
     shares authorized; none issued.........................          --            --
  Common stock, par value $.01 per share; 500,000,000 and
     350,000,000 shares authorized, respectively;
     258,866,023 and 210,049,975 shares issued and
     outstanding, respectively..............................       2,589         2,100
  Additional paid-in capital................................   1,296,528       576,233
  Retained earnings (deficit)...............................     (22,899)       64,166
                                                              ----------    ----------
          Total Shareholders' Equity........................   1,276,218       642,499
                                                              ----------    ----------
                                                              $3,776,062    $2,829,795
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1996         1995         1994
                                                             ----------   ----------   ----------
REVENUE:
  Vehicle rentals..........................................  $1,516,693   $1,391,727   $1,312,922
  Solid waste services.....................................     611,350      349,893      241,045
  Vehicle sales............................................     152,201           --           --
  Electronic security services.............................      85,276       49,826       41,913
                                                             ----------   ----------   ----------
                                                              2,365,520    1,791,446    1,595,880
EXPENSES:
  Vehicle rental operating expenses........................     604,315      593,892      496,647
  Cost of solid waste services.............................     446,162      239,298      164,365
  Cost of vehicle sales....................................     145,077           --           --
  Cost of electronic security services.....................      37,307       20,569       20,643
  Selling, general and administrative......................   1,096,767      921,477      847,152
  Restructuring and merger expenses........................      38,335        3,264           --
                                                             ----------   ----------   ----------
OPERATING INCOME (LOSS)....................................      (2,443)      12,946       67,073
INTEREST INCOME............................................      20,564       12,041        5,639
INTEREST EXPENSE...........................................     (33,496)     (23,249)     (15,865)
OTHER INCOME (EXPENSE), NET................................       5,135          975       (6,211)
                                                             ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND EXTRAORDINARY CHARGE...........................     (10,240)       2,713       50,636
PROVISION FOR INCOME TAXES.................................      17,665        4,176       20,684
                                                             ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY CHARGE.....................................     (27,905)      (1,463)      29,952
EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF
  DEBT, NET OF BENEFIT FOR INCOME TAXES OF $14,955.........     (31,592)          --           --
                                                             ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS...................     (59,497)      (1,463)      29,952
                                                             ----------   ----------   ----------
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations, net of income
     taxes.................................................          --        5,414       (2,764)
  Loss on disposal of segment, net of income taxes.........          --      (30,537)          --
                                                             ----------   ----------   ----------
  Loss from discontinued operations........................          --      (25,123)      (2,764)
                                                             ----------   ----------   ----------
NET INCOME (LOSS)..........................................  $  (59,497)  $  (26,586)  $   27,188
                                                             ==========   ==========   ==========
FULLY DILUTED EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Income (loss) from continuing operations before
     extraordinary charge..................................  $     (.12)  $     (.01)  $      .21
  Extraordinary charge.....................................        (.13)          --           --
  Discontinued operations..................................          --         (.15)        (.02)
                                                             ----------   ----------   ----------
  Net income (loss)........................................  $     (.25)  $     (.16)  $      .19
                                                             ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                         RETAINED
                                                              COMMON     ADDITIONAL      EARNINGS
                                                              STOCK    PAID-IN CAPITAL   (DEFICIT)
                                                              ------   ---------------   ---------
BALANCE AT DECEMBER 31, 1993................................ $1,370      $  220,043       $ 91,862
  Sales of common stock.....................................     29          16,490             --
  Distributions to former owners of pooled companies........     --              --        (17,868)
  Other.....................................................     16          16,632           (141)
  Net income................................................     --              --         27,188
                                                              ------     ----------       --------
BALANCE AT DECEMBER 31, 1994................................  1,415         253,165        101,041
  Sales of common stock and warrants........................    441         261,967             --
  Stock issued in acquisitions..............................    173          83,910             --
  Exercise of stock options and warrants, including tax
     benefit of $4,068......................................     30          15,690             --
  Reclassification of additional paid-in capital to effect
     the spin-off...........................................     --         (36,305)        36,305
  Spin-off of Republic Environmental Systems, Inc...........     --              --        (23,579)
  Distributions to former owners of pooled companies........     --              --        (22,932)
  Other.....................................................     41          (2,194)           (83)
  Net loss..................................................     --              --        (26,586)
                                                              ------     ----------       --------
BALANCE AT DECEMBER 31, 1995................................  2,100         576,233         64,166
  Sales of common stock.....................................    220         550,652             --
  Stock issued in acquisitions..............................    221         101,224             --
  Exercise of stock options and warrants, including tax
     benefit of $20,308.....................................     57          43,707             --
  Contributions to capital from former owners of pooled
     companies..............................................     --          21,887             --
  Distributions to former owners of pooled companies........     --              --        (26,800)
  Other.....................................................     (9)          2,825           (768)
  Net loss..................................................     --              --        (59,497)
                                                              ------     ----------       --------
BALANCE AT DECEMBER 31, 1996................................ $2,589      $1,296,528       $(22,899)
                                                              ======     ==========       ========

        The accompanying notes are an integral part of these statements.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                             1996          1995          1994
                                                          -----------   -----------   -----------
CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING
  OPERATIONS:
  Income (loss) from continuing operations..............  $   (59,497)  $    (1,463)  $    29,952
  Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by continuing
     operations:
     Restructuring, merger and other non-recurring
       expenses.........................................       95,519         3,264            --
     Loss on extinguishment of debt, net of income
       taxes............................................       31,592            --            --
     Depreciation and amortization......................      540,482       464,214       404,804
     Changes in assets and liabilities, net of effects
       from business acquisitions:
       Receivables......................................     (101,985)       (5,088)      (34,936)
       Inventory........................................      (19,233)      (10,442)           --
       Other assets.....................................      (45,373)        5,933        10,305
       Accounts payable and accrued liabilities.........       36,988        20,753        15,742
       Other liabilities................................       10,473       (48,833)       (1,489)
                                                          -----------   -----------   -----------
                                                              488,966       428,338       424,378
                                                          -----------   -----------   -----------
CASH PROVIDED BY DISCONTINUED OPERATIONS................           --         6,105        12,168
                                                          -----------   -----------   -----------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of revenue earning vehicles from third party
     suppliers..........................................   (2,200,087)   (1,961,343)   (2,762,648)
  Purchases of revenue earning vehicles from related
     party suppliers....................................     (631,280)     (351,755)     (551,157)
  Sales of revenue earning vehicles.....................    2,032,374     2,182,698     2,673,654
  Purchases of property and equipment...................     (203,350)     (173,261)     (135,066)
  Advances to affiliate.................................     (243,400)           --            --
  Investment in subscriber accounts.....................      (41,371)      (15,980)      (17,512)
  Cash used in business acquisitions....................      (23,405)      (13,969)      (11,797)
  Other.................................................       56,523        75,590       166,952
                                                          -----------   -----------   -----------
                                                           (1,253,996)     (258,020)     (637,574)
                                                          -----------   -----------   -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments of revenue earning vehicle financing.........   (2,741,497)   (2,606,436)   (3,071,250)
  Proceeds from revenue earning vehicle financing.......    2,902,880     2,348,791     3,348,787
  Payments of notes payable and long-term debt..........     (512,020)     (185,529)     (182,068)
  Proceeds from notes payable and long-term debt........      454,329       127,922        80,867
  Sales of common stock.................................      550,872       262,408        16,519
  Exercise of stock options and warrants................       23,456        11,652            --
  Other.................................................      (32,771)       13,585         7,743
                                                          -----------   -----------   -----------
                                                              645,249       (27,607)      200,598
                                                          -----------   -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (119,781)      148,816          (430)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........      183,395        34,579        35,009
                                                          -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............  $    63,614   $   183,395   $    34,579
                                                          ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000'S OMITTED IN ALL TABLES EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying Consolidated Financial Statements include the accounts of Republic Industries, Inc. and its subsidiaries ("Republic" or the "Company"). All significant intercompany accounts and transactions have been eliminated. In 1995, the Company implemented a formal plan to dispose of all of its mining and citrus operations. In 1994, the Board of Directors authorized management to pursue a plan to distribute its hazardous waste services segment, Republic Environmental Systems, Inc. ("RESI"), now known as International Alliance Services, Inc., to Republic shareholders. Accordingly, as discussed in Note 11, Discontinued Operations, these segments have been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the operating results of these discontinued operations.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying Consolidated Financial Statements include the financial position and results of operations of Addington Resources, Inc. ("Addington") and Continental Waste Industries, Inc. ("Continental") which the Company acquired in December 1996; Alamo Rent-A-Car, Inc. ("Alamo") which the Company acquired in November 1996; CarChoice, Inc. ("CarChoice") which the Company acquired in August 1996; and Incendere, Inc. ("Incendere") and The Denver Fire Reporter & Protective Co. ("Denver Alarm"), which the Company acquired in February 1996. These transactions were accounted for under the pooling of interests method of accounting and, accordingly, the Consolidated Financial Statements have been restated as if the Company and Addington, Continental, Alamo, CarChoice, Incendere and Denver Alarm had operated as one entity since inception. See Note 2, Business Combinations, for further discussion of these transactions.

     All per share data and numbers of shares of the Company's common stock, par value $.01 per share ("Common Stock") for all periods included in the financial statements and notes thereto have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that became effective in June 1996, as more fully described in Note 6, Shareholders' Equity.

RECEIVABLES

     Receivables include trade accounts receivable from the Company's various operating business segments which consist of amounts due from retail and service customers, travel agents and tour operators. Receivables also include vehicle receivables from automobile manufacturers which consist of amounts due under vehicle repurchase and incentive programs and from vehicle renters for damages incurred on revenue earning vehicles.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     The components of receivables, net of allowance for doubtful accounts at December 31 are as follows:

                                                                1996       1995
                                                              --------   --------
Trade.......................................................  $200,352   $132,038
Vehicle.....................................................   121,964     94,408
Other.......................................................     8,156     10,184
                                                              --------   --------
                                                               330,472    236,630
Less: allowance for doubtful accounts.......................   (14,219)    (9,269)
                                                              --------   --------
                                                              $316,253   $227,361
                                                              ========   ========

INVESTMENTS

     Investments have a maturity of three months or less, are classified as held-to-maturity securities and are recorded at amortized cost adjusted for the amortization or accretion of premiums or discounts, which approximates market value. Investments are included in other current assets in the accompanying Consolidated Balance Sheets.

     Investments at December 31 are as follows:

                                                               1996       1995
                                                              -------    -------
Eurodollar deposits.........................................  $    --    $26,727
Repurchase agreements.......................................   20,165     24,000
Certificates of deposit.....................................       --      9,548
Other.......................................................      130      2,351
                                                              -------    -------
                                                              $20,295    $62,626
                                                              =======    =======

     Repurchase agreements are restricted for the settlement of specific estimated auto liability claims.

REVENUE EARNING VEHICLES AND DEPRECIATION

     Revenue earning vehicles are stated at cost less accumulated depreciation and allowances for stolen vehicles. The straight-line method is used to depreciate revenue earning vehicles to their estimated residual values over the anticipated periods of use based on the Company's fleet plan, typically ranging from 4 to 20 months in the United States and from 4 to 9 months in Canada and Europe. Depreciation expense also includes those costs relating to losses from damaged vehicles, and gains and losses on revenue earning vehicle sales in the ordinary course of business. Depreciation expense related to revenue earning vehicles was $449.6 million, $398.6 million, and $352.5 million for the years ended December 31, 1996, 1995 and 1994, respectively, and is included as a component of vehicle rental operating expenses in the accompanying Consolidated Statements of Operations.

     A summary of revenue earning vehicles at December 31 is as follows:

                                                                 1996          1995
                                                              ----------    ----------
Revenue earning vehicles....................................  $2,046,269    $1,701,945
Less: accumulated depreciation..............................    (243,272)     (223,536)
                                                              ----------    ----------
                                                              $1,802,997    $1,478,409
                                                              ==========    ==========

     Revenue earning vehicles with depreciated cost of $1.3 billion at December 31, 1996 were acquired under programs that allow the Company to require counterparties to repurchase vehicles held for periods of up to 24 months. The agreements contain varying mileage and damage limitations.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     The Company also leases vehicles under operating lease agreements which require the Company to provide normal maintenance and liability coverage. The agreements generally have terms of 4 to 12 months. Many agreements provide for an option to terminate the leases early and allow the purchase of leased vehicles subject to certain restrictions. Most leases provide for an initial minimum monthly charge, with contingent rental charges for changes in interest rates and adjustments for wear, damage and mileage in excess of stipulated amounts. Contingent rental charges totaled $1.8 million, $13.2 million and $2.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

INVENTORY

     Inventory consists primarily of retail vehicles held for sale valued using the specific identification method. Cost includes acquisition expenses, including reconditioning and transportation costs. Parts and accessories are valued at the lower of cost or market, using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Statement of Operations.

     The Company revises the estimated useful lives of property and equipment acquired through its business acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are: twenty to forty years for buildings and improvements, three to fifteen years for trucks and equipment and five to ten years for furniture and fixtures.

     Landfills are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and develop the site. These costs are depleted based on consumed airspace. No general and administrative costs are capitalized as landfills and landfill improvements.

     Interest costs are capitalized in connection with the construction of automotive rental facilities and landfill sites. Interest capitalized was $1.8 million, $3.3 million, and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Depreciation, amortization and depletion expense related to property and equipment was $73.3 million, $56.0 million and $46.4 million in 1996, 1995 and 1994, respectively.

     A summary of property and equipment at December 31 is as follows:

                                                                1996         1995
                                                              ---------    ---------
Land, landfills and improvements............................  $ 397,882    $ 333,938
Furniture, fixtures and equipment...........................    551,092      313,163
Buildings and improvements..................................    223,817      185,798
                                                              ---------    ---------
                                                              1,172,791      832,899
Less: accumulated depreciation, amortization and
  depletion.................................................   (326,361)    (225,137)
                                                              ---------    ---------
                                                              $ 846,430    $ 607,762
                                                              =========    =========

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

INTANGIBLE ASSETS

     Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over periods ranging from fifteen to forty years on a straight-line basis. Amortization expense related to intangible assets was $8.4 million, $5.3 million and $2.6 million, in 1996, 1995 and 1994, respectively. Accumulated amortization of intangible assets was $27.6 million and $14.5 million at December 31, 1996 and 1995, respectively.

     The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in measuring their recoverability.

INVESTMENT IN SUBSCRIBER ACCOUNTS

     Investment in subscriber accounts consists of certain capitalized costs associated with new monitoring systems installed by the Company's electronic security service business and the cost of acquired subscriber accounts.

     The costs are amortized over periods ranging from eight to twelve years (based on estimated and historical customer attrition rates) on a straight-line basis. Amortization expense related to investment in subscriber accounts was $9.3 million, $4.4 million and $3.4 million in 1996, 1995 and 1994, respectively. Accumulated amortization of investment in subscriber accounts was $20.7 million and $11.4 million at December 31, 1996 and 1995, respectively.

ACCRUED ENVIRONMENTAL AND LANDFILL COSTS

     Accrued environmental and landfill costs are included in other liabilities and include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. Estimated aggregate closure and post-closure costs are to be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. Excluding existing accruals at December 31, 1996, approximately $53.7 million of such costs are to be expensed over the remaining lives of these facilities. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the United States Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs.

     In addition to the Company's solid waste collection and disposal operations, the Company's vehicle rental operations also involve the storage and dispensing of petroleum products, primarily gasoline. The Company records as expense, on a current basis, costs associated with remediation of environmental pollution. The Company also accrues for its proportionate share of costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. Estimated costs include anticipated site testing, consulting, remediation, disposal, post-remediation monitoring and legal fees, as appropriate. The liability does not reflect possible recoveries from insurance companies or reimbursement of remediation costs.

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

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     As discussed in Note 8, Commitments and Contingencies, the Company is involved in litigation and is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in additional litigation which are in the normal course of business.

LIABILITY INSURANCE

     The Company retains up to $1.0 million of risk per claim under its various liability insurance programs for property damage and bodily injury claims. Costs in excess of $1.0 million per claim are insured under various contracts with insurance carriers. The costs of these retained insurance risks are estimated by management and by actuarial evaluation based on historical claims experience, adjusted for current trends and changes in claims-handling procedures. In 1996, the Company changed its method of accounting for estimated auto rental liability insurance claims by no longer discounting such liability. The effect of this change was not material to the Company's consolidated financial position or results of operations.

REVENUE RECOGNITION

     Revenue from the Company's automotive rental operations consists primarily of fees from rentals and related rental products generated by Alamo from the leisure and business travel segments. Revenue from the Company's solid waste services operations consists of collection fees from residential, commercial and industrial customers and landfill disposal fees charged to third parties. Revenue from the Company's automotive retailing operations consists of sales of new and used vehicles, parts and service. Revenue from the Company's electronic security services business results from monitoring contracts for security systems and fees charged for the sale and installation of such systems. The Company recognizes revenue over the period vehicles are rented, services are provided or products are sold.

FINANCIAL INSTRUMENTS

     The Company utilizes interest rate swaps in the management of interest rate risk. The differentials between the amounts paid and received from these swaps are recognized over the terms of the agreements and are recorded as adjustments to interest expense. Amounts receivable or payable under the agreements are included in receivables or accrued liabilities in the Consolidated Balance Sheets and were not material at December 31, 1996 or 1995.

ADVERTISING

     The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at December 31, 1996 or 1995. Advertising expense was $56.8 million, $62.7 million and $69.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

STATEMENTS OF CASH FLOWS

     The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions related to business combinations, as discussed in Note 2, Business Combinations, and other non-cash transactions are excluded from the Statements of Cash Flows.

NEW ACCOUNTING PRONOUNCEMENT

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," effective for fiscal years beginning after December 15, 1996. This statement provides that environmental remediation liabilities should be accrued when the criteria of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies,"

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES are met, and it includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized. SOP 96-1 also states that an accrual for environmental liabilities should include incremental direct costs of the remediation effort and costs of compensation and benefits for those employees who are expected to devote a significant amount of time directly to the remediation effort. The Company early adopted SOP 96-1 in 1996 without material impact on its consolidated results of operations or financial position.

2.  BUSINESS COMBINATIONS

PENDING ACQUISITIONS

     In February 1997, the Company signed a definitive agreement to acquire Taormina Industries, Inc. ("Taormina"), which provides waste collection services and owns and operates a materials recycling facility. The Company will issue approximately 7.3 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approvals.

     In February 1997, the Company signed a definitive agreement to acquire AAA Disposal Services, Inc. ("AAA Disposal"), which provides waste collection and recycling services. The Company will issue approximately 2.9 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approvals.

     In February 1997, the Company signed a definitive agreement to acquire Wallace Automotive Group ("Wallace"), which owns and operates three franchised automotive dealerships. The Company will issue approximately 1.7 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

     In January 1997, the Company signed a definitive agreement to acquire Maroone Automotive Group ("Maroone"), which owns and operates five franchised automotive dealerships. The Company will issue approximately 6.1 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

     In addition, in January and February 1997, the Company signed definitive agreements to acquire other businesses in the solid waste services and automotive retailing industries which are not material to the Company. The Company will issue an aggregate of approximately 2.5 million shares of Common Stock in such transactions which will be accounted for under the purchase method of accounting, and will issue an aggregate of approximately 1.1 million shares of Common Stock in such transactions which will be accounted for under the pooling of interests method of accounting. These transactions are subject to customary conditions, including manufacturer and regulatory approvals, as applicable.

ACQUISITIONS COMPLETED SUBSEQUENT TO DECEMBER 31, 1996

     In February 1997, the Company acquired National Car Rental System, Inc. ("National"), which operates a vehicle rental business. The Company issued approximately 21.7 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting.

     In January 1997, following approval by the Company's stockholders at a special meeting, the Company acquired AutoNation Incorporated ("AutoNation"), which is developing a chain of used vehicle megastores.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

The Company issued approximately 17.5 million shares of Common Stock in this transaction, which will be accounted for under the purchase method of accounting.

     In January 1997, the Company acquired Carlisle Motors, Inc. ("Carlisle"), which owns and operates three franchised automotive dealerships. The Company issued approximately 1.0 million shares of Common Stock in this transaction, which will be accounted for under the pooling of interests method of accounting.

     The Company's unaudited pro forma consolidated results of operations assuming the acquisitions of Carlisle and National had been consummated as of December 31, 1996 are as follows for the years ended December 31:

                                                        1996         1995         1994
                                                     ----------   ----------   ----------
Revenue............................................  $3,747,023   $2,645,224   $1,865,463
                                                     ==========   ==========   ==========
Net income (loss)..................................  $  (38,958)  $   (8,877)  $   28,914
                                                     ==========   ==========   ==========
Fully diluted earnings (loss) per common and common
  equivalent share.................................  $     (.15)  $     (.05)  $      .21
                                                     ==========   ==========   ==========

     In addition, in January and February 1997, the Company acquired various other businesses in the solid waste services, electronic security services and automotive retailing industries which were not material to the Company. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid approximately $56.5 million of cash in such transactions which will be accounted for under the purchase method of accounting, and issued an aggregate of approximately .9 million shares of Common Stock in such transactions which will be accounted for under the pooling of interests method of accounting.

ACQUISITIONS COMPLETED DURING 1996

     Significant businesses acquired through December 31, 1996 and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception. Businesses acquired through December 31, 1996 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

     In December 1996, the Company acquired Addington, which primarily provides solid waste disposal services. The Company issued approximately 13.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In December 1996, the Company acquired Continental, which provides integrated solid waste services. The Company issued approximately 12.4 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In November 1996, the Company acquired Alamo, which operates a vehicle rental business. The Company issued approximately 22.6 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In August 1996, the Company acquired substantially all of the assets of CarChoice, which operated used vehicle superstores similar to those being developed by AutoNation. The Company issued approximately 3.9 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

     In February 1996, the Company acquired Incendere, which provides solid waste collection, recycling and medical waste hauling services. In February 1996, the Company acquired Denver Alarm, which provides electronic security services. The Company issued an aggregate of approximately 5.8 million shares of Common

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

Stock in these transactions, which have been accounted for under the pooling of interests method of accounting.

     Details of the results of operations of the Company and Addington, Continental, Alamo, CarChoice, Incendere and Denver Alarm (the "Pooled Entities") for the periods before the pooling of interests combinations were consummated are as follows for the years ended December 31:

                                                    1996          1995          1994
                                                 ----------    ----------    ----------
Revenue:
  The Company..................................  $  744,883    $  260,315    $  187,111
  Pooled Entities..............................   1,620,637     1,531,131     1,408,769
                                                 ----------    ----------    ----------
                                                 $2,365,520    $1,791,446    $1,595,880
                                                 ==========    ==========    ==========
Net income (loss):
  The Company..................................  $  (47,562)   $   22,919    $   17,116
  Pooled Entities..............................     (11,935)      (49,505)       10,072
                                                 ----------    ----------    ----------
                                                 $  (59,497)   $  (26,586)   $   27,188
                                                 ==========    ==========    ==========

     During the year ended December 31, 1996, the Company also acquired various other businesses in the solid waste services, electronic security services and automotive retailing industries which were not material to the Company. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid $23.4 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 13.0 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not material in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     In November 1995, the Company acquired J.C. Duncan Company, Inc. ("Duncan"), Garbage Disposal Service, Inc. ("GDS"), Fennell Container Co., Inc. ("Fennell") and Scott Security Systems ("Scott"). Duncan provides solid waste collection and recycling services and also operates two landfills. GDS provides solid waste collection and recycling services. Fennell provides solid waste collection and recycling services and also owns a landfill. Scott provides electronic security services. In October 1995, the Company acquired United Waste Service, Inc. ("United") and Southland Environmental Services, Inc. ("Southland"). United provides solid waste collection, transfer and recycling services. Southland provides solid waste collection services. In August 1995, the Company acquired Kertz Security Systems, Inc. ("Kertz"), which provides electronic security services. The Company issued an aggregate of approximately
36.3 million shares of Common Stock for the above acquisitions. These acquisitions have been accounted for under the pooling of interests method of accounting and, accordingly, the accompanying Consolidated Financial Statements have previously been restated as if the Company and Duncan, GDS, Fennell, Scott, United, Southland and Kertz had operated as one entity since inception.

     In August 1995, the Company acquired Hudson Management Corporation and Envirocycle, Inc. (collectively, "HMC"). HMC provides solid waste collection and recycling services. The Company issued 16.0 million shares of Common Stock to acquire HMC. The acquisition of HMC has been accounted for under the purchase method of accounting. During the years ended December 31, 1995 and 1994, the Company entered into several other business combinations which have been accounted for under the purchase method of accounting, and which were not material to the Company.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) for the years ended December 31 were as follows:

                                                          1996        1995       1994
                                                        ---------   --------   --------
Property and equipment................................  $ 106,933   $ 25,272   $ 45,301
Investment in subscriber accounts.....................     18,087         --         --
Intangible assets.....................................    101,026     97,017     18,802
Working capital deficiency, net of cash acquired......    (27,963)    (4,900)   (10,536)
Long-term debt assumed................................    (54,825)   (18,484)   (15,445)
Other liabilities, net................................    (18,408)      (853)   (17,879)
Common stock issued...................................   (101,445)   (84,083)    (8,446)
                                                        ---------   --------   --------
Cash used in acquisitions.............................  $  23,405   $ 13,969   $ 11,797
                                                        =========   ========   ========

3.  NOTES PAYABLE AND LINES OF CREDIT SECURED BY REVENUE EARNING VEHICLES

     Notes payable and lines of credit secured by revenue earning vehicles at December 31 consist of the following:

                                                                 1996         1995
                                                              ----------   ----------
Amounts under $750.0 million revolving credit agreement and
  predecessor agreements with termination date of June 30,
  1999; secured by eligible vehicle collateral and vehicle
  receivable balances; interest at formulas based on prime,
  Federal funds or LIBOR at the Company's discretion; repaid
  in 1996...................................................  $       --   $   19,393
Amounts under $1.4 billion loan agreement with termination
  date of June 10, 1997; secured by eligible vehicle
  collateral and vehicle receivable balances; interest based
  on market dictated commercial paper rates.................   1,396,846      579,001
Senior secured notes payable with interest at fixed rates
  ranging from 5.58% to 7.08% with various maturity dates
  secured by eligible vehicle collateral and vehicle
  receivable balances; repaid in 1996.......................          --      445,500
Amounts under $250.0 million loan agreement with termination date of September 19, 1997; secured by eligible vehicle
  collateral and vehicle receivable balances; interest based on market dictated commercial paper rates; repaid in
  1996......................................................          --      236,357
Amounts under various uncommitted revolving lease facilities with financing institutions in United Kingdom; secured by
  eligible vehicle collateral; interest based on an as
  quoted basis dictated by market competition; no stated
  expiration dates, reviewed annually.......................     143,519      157,088
Other, including amounts to be financed after period end,
  under various revolving credit agreements and lease
  facilities................................................     179,801      108,783
                                                              ----------   ----------
                                                              $1,720,166   $1,546,122
                                                              ==========   ==========

     In November 1996, the Company refinanced a substantial portion of its notes payable and lines of credit secured by revenue earning vehicles through an increase in its commercial paper loan agreement from $580.0 million to $1.4 billion. Certain of the notes payable and lines of credit secured by revenue earning vehicles contain various restrictive covenants, including provisions relating to the maintenance of tangible net worth

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES and debt to tangible net worth ratios, incurrence of additional indebtedness, and limitations on the payment of dividends and certain investments. The effective economic interest rate on notes payable and lines of credit secured by revenue earning vehicles was 6.79%, 6.94% and 6.02% at December 31, 1996, 1995 and 1994, respectively. Interest expense on notes payable and lines of credit secured by revenue earning vehicles is included as a component of vehicle rental operating expenses in the accompanying Consolidated Statements of Operations.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest protection agreements with several counterparties are used to manage the impact of interest rate changes. At December 31, 1996 and 1995, the Company effectively converted interest rates on the following notional principal amounts:

                                                                              LATEST
                                                        1996       1995      MATURITY
                                                      --------   --------   -----------
Variable-rate (capped) into fixed-rate
  obligations.......................................  $150,000   $175,000   August 1998
Variable-rate into fixed-rate obligations...........   100,000         --   August 2000
                                                      --------   --------
Aggregate notional principal........................  $250,000   $175,000
                                                      ========   ========

4.  LONG-TERM DEBT AND NOTES PAYABLE

     Long-term debt and notes payable at December 31 is as follows:

                                                                1996       1995
                                                              --------   --------
$250.0 million revolving credit facility; interest payable
  monthly using either a competitive bid feature or LIBOR
  based rate; matures December 1998; unsecured..............  $150,000   $     --
Mortgages payable to GMAC and predecessor agreements with
  interest at 9.19%; payable in monthly installments;
  secured by real property; repaid in 1997..................    22,711    107,840
Revolving credit facility, secured by the stock of certain
  of the Company's subsidiaries, interest at prime or at a
  Eurodollar rate plus 0% to 2.75%, repaid in 1996..........        --     16,400
Amounts under United Kingdom $17.1 million revolving credit
  commitment due on demand with 90-day notice; interest
  based on Sterling LIBOR plus 125 basis points or base rate plus 125 basis points; secured by non-vehicle equipment
  and leaseholds............................................     6,003     11,431
Notes to banks and financial institutions, secured by real
  property, equipment and other assets, interest ranging
  from 4.8% to 14.0%, maturing through 2015.................    12,146      7,648
Vehicle inventory credit facilities secured by the Company's
  vehicle inventory, interest at prime......................     5,602      9,909
Note payable to bank with interest based on LIBOR or prime
  paid quarterly; secured by a building; repaid in 1996.....        --      8,700
Other notes, secured by equipment and other assets, interest
  ranging from 0% to 21%, maturing through 2010.............    22,311     29,537
                                                              --------   --------
                                                               218,773    191,465
Less: current portion.......................................   (48,195)   (41,885)
                                                              --------   --------
                                                              $170,578   $149,580
                                                              ========   ========

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     In December 1996, the Company completed a tender offer and consent solicitation resulting in the repurchase of approximately $100.0 million aggregate principal amount 11 3/4% senior notes due 2006 ("Senior Notes"), which were issued in February 1996. The Company recorded an extraordinary charge of $31.6 million, net of income taxes, during 1996 related to the early extinguishment of the Senior Notes and certain other debt. Included in this charge are bond redemption premiums, the write-off of debt issue costs, prepayment penalties and other fees related to the tender offer and the repayment of other debt.

     In December 1995, the Company entered into a credit agreement (the "Credit Agreement") with certain banks pursuant to which such banks have agreed to advance the Company on an unsecured basis an aggregate of $250.0 million for a term of 36 months. Outstanding advances, if any, are payable at the expiration of the 36-month term. The Credit Agreement requires, among other items, that the Company maintain certain financial ratios and comply with certain financial covenants. Interest is payable monthly and generally determined using either a competitive bid feature or a LIBOR based rate. As of December 31, 1996, $150.0 million was outstanding and the Company was in compliance with all covenants under the Credit Agreement.

     At December 31, 1996, aggregate maturities of long-term debt were as follows:

1997........................................................  $ 48,195
1998........................................................   157,812
1999........................................................     2,014
2000........................................................     2,300
2001........................................................     1,500
Thereafter..................................................     6,952
                                                              --------
                                                              $218,773
                                                              ========

     The Company made interest payments on revenue earning vehicle financing and notes payable and long-term debt of approximately $155.4 million, $144.2 million, and $119.9 million in 1996, 1995 and 1994, respectively.

5.  INCOME TAXES

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

     The Company files a consolidated federal income tax return which includes the operations of businesses acquired for periods subsequent to the dates of the acquisitions. Certain businesses acquired which were accounted for under the pooling of interests method of accounting were subchapter S corporations for income tax purposes prior to their acquisition by the Company. For purposes of these Consolidated Financial Statements, federal and state income taxes have been provided as if these companies had filed subchapter C corporation tax returns for the pre-acquisition periods, and the current income tax expense is reflected as an increase to additional paid-in capital. The subchapter S corporation status of these companies was terminated effective with the closing date of the acquisitions.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the provision (benefit) for income taxes related to continuing operations for the years ended December 31 are as follows:

                                                                1996       1995       1994
                                                              --------    -------    -------
Current:
  Federal...................................................  $ 23,125    $ 3,085    $ 8,564
  State.....................................................     1,274        874      2,154
Federal and state deferred..................................   (13,876)    (1,491)    13,171
Foreign deferred............................................    (8,780)    (1,406)    (2,617)
Change in valuation allowance...............................    15,922      3,114       (588)
                                                              --------    -------    -------
Provision for income taxes..................................  $ 17,665    $ 4,176    $20,684
                                                              ========    =======    =======

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31 is shown below:

                                                              1996     1995     1994
                                                              -----    -----    -----
Statutory federal income tax rate...........................  (35.0)%   35.0%    35.0%
Amortization of intangible assets...........................   12.1     25.1       .5
Non-deductible expenses.....................................   55.6     27.9      1.5
State income taxes, net of federal benefit..................  (10.4)   (53.3)     4.6
Change in valuation allowance...............................  156.1    116.2     (1.0)
Foreign income tax benefit at other than U.S. rates.........  (10.6)    (3.5)      --
Other, net..................................................    4.7      6.5       .2
                                                              -----    -----    -----
  Effective tax rate........................................  172.5%   153.9%    40.8%
                                                              =====    =====    =====

     Components of the net deferred income tax liability included in other liabilities in the accompanying Consolidated Balance Sheets at December 31 are as follows:

                                                                1996        1995
                                                              --------    --------
Deferred income tax liabilities:
  Book basis in property over tax basis.....................  $128,805    $118,226
  Deferred costs............................................    11,041       8,174
Deferred income tax assets:
  Net operating losses......................................   (45,689)    (23,538)
  Deferred revenue..........................................   (12,832)    (14,913)
  Accruals not currently deductible.........................   (63,267)    (52,974)
Valuation allowance.........................................    34,342      16,149
                                                              --------    --------
Net deferred income tax liability...........................  $ 52,400    $ 51,124
                                                              ========    ========

     At December 31, 1996, the Company had available federal net operating loss carryforwards of approximately $86.5 million which begin to expire in the year 2006 and foreign net operating loss carryforwards of approximately $47.9 million, the majority of which have an indefinite carryforward. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance to offset a portion of the deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     The foreign component of income (loss) from continuing operations before income taxes and extraordinary charge for the years ended December 31, 1996, 1995 and 1994 was $(22.0) million, $(20.8) million and $.8 million, respectively.

     The Company made income tax payments of approximately $8.8 million, $5.1 million and $2.3 million in 1996, 1995 and 1994, respectively.

6.  SHAREHOLDERS' EQUITY

     In January 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $552.7 million.

     In November 1996, the Company sold 12.1 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $353.0 million.

     In May 1996, the Company sold 9.9 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $197.6 million.

     In May 1996, the Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend, payable June 8, 1996, to holders of record on May 28, 1996.

     In May 1996, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 350.0 million shares to 500.0 million shares.

     In October 1995, one of the Pooled Entities completed a secondary public offering of approximately 2.6 million equivalent shares of Common Stock resulting in net proceeds of approximately $30.1 million.

     In September 1995, the Company sold 10.0 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $99.0 million.

     In August 1995, the Company sold an aggregate of 16.7 million shares of Common Stock and warrants to purchase an additional 33.4 million shares of Common Stock to H. Wayne Huizenga, Westbury (Bermuda) Ltd. (a Bermuda corporation controlled by Michael G. DeGroote, former Chairman of the Board, President and Chief Executive Officer of Republic), Harris W. Hudson, and certain of their assigns for an aggregate purchase price of $37.5 million. Mr. Huizenga is the Chairman of the Board and Co-Chief Executive Officer of the Company; Mr. DeGroote is a Director of the Company and Mr. Hudson is Vice Chairman of the Board of the Company. The warrants are exercisable at prices ranging from $2.25 to $3.50 per share. In August 1995, the Company issued and sold an additional 2.0 million shares of Common Stock each to Mr. Huizenga and John J. Melk (a Director of the Company) for aggregate proceeds of approximately $26.5 million.

     In July 1995, the Company sold 10.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $69.0 million.

     The Company has 5.0 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

7.  STOCK OPTIONS AND WARRANTS

     The Company has various stock option plans under which shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Common Stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four year period on the yearly anniversary of the grant date.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     A summary of stock option and warrant transactions for the years ended December 31 is as follows:

                                      1996                      1995                      1994
                             -----------------------   -----------------------   -----------------------
                                        WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                         AVERAGE                   AVERAGE                   AVERAGE
                             SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE
                             ------   --------------   ------   --------------   ------   --------------
Options and warrants
  outstanding at beginning
  of year..................  49,635       $ 4.87        8,062       $4.54        7,195        $ 4.45
Granted....................   8,741        21.86       45,110        4.92        1,310          4.96
Exercised..................  (5,666)        4.03       (2,884)       4.14          (26)        13.61
Canceled...................    (208)        9.44         (653)       7.49         (417)         4.07
                             ------                    ------                    -----
Options and warrants
  outstanding at end of
  year.....................  52,502         7.63       49,635        4.87        8,062          4.54
                             ======                    ======                    =====
Options and warrants
  exercisable at
  year-end.................  38,495         4.12       39,852        3.50        4,334          4.33
Options available for
  future grants............   7,911                     4,344                    5,698

     The following table summarizes information about outstanding and exercisable stock options and warrants at December 31, 1996:

                                           OUTSTANDING                           EXERCISABLE
                           --------------------------------------------   -------------------------
                                    WEIGHTED-AVERAGE
                                       REMAINING       WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES   SHARES   CONTRACTUAL LIFE    EXERCISE PRICE    SHARES    EXERCISE PRICE
------------------------   ------   ----------------   ----------------   ------   ----------------
$ 1.05 - $ 2.75..........  24,144         1.22              $ 2.37        23,323        $ 2.40
  2.95 -  12.38..........  17,761         5.15                7.28        14,123          6.10
 12.88 -  33.75..........  10,597         9.38               20.21         1,049         15.76
                           ------                                         ------
  1.05 -  33.75..........  52,502         4.20                7.63        38,495          4.12
                           ======                                         ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income (loss). Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net loss and net loss per share would have increased accordingly. Using the Black-Scholes option pricing model for all options granted after December 31, 1994, the Company's pro forma net loss, pro forma net loss per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

                                                           1996             1995
                                                       -------------    -------------
Pro forma net loss...................................    $(77,331)        $(34,542)
Pro forma net loss per share.........................      (.32)            (.20)
Pro forma weighted average fair value of options
  granted............................................      9.80             5.28
Risk free interest rates.............................  5.98% - 6.17%    5.98% - 6.17%
Expected lives.......................................    5-7 years        5-7 years
Expected volatility..................................       40%              40%

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

8.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

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

     Management is currently unable to determine (i) whether the waste will ultimately be classified as hazardous, (ii) if so, what action, if any, will be required as a result of this issue or (iii) what liability, if any, the Company will have as a result of this inquiry. In January 1994, the Company filed suit in the United States District Court for the Southern District of California against the known past and present owners and operators of the geothermal power plants for all losses, fines and expenses incurred by the Company associated with the resolution of this matter. This suit was settled in November 1996 without material impact on the Company's consolidated financial position, results of operations or cash flows.

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

     By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, ("CarMax") accused AutoNation of infringing CarMax's trademark rights by using the marks AutoNation USA and "The Better Way to Buy a Car." AutoNation denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that AutoNation's use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation seeking unspecified damages and an order enjoining AutoNation from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." In February 1997, AutoNation filed a motion for partial summary judgment on CarMax's dilution claim under Florida law. A trial has been set for May 1997. Although it is impossible to predict the outcome of this litigation, the Company believes that AutoNation has a valid basis for its complaint and that CarMax's allegations and counterclaims are without merit.

     While the results of the legal and environmental proceedings described above and other proceedings which arose in the normal course of business cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, consolidated cash flows or consolidated financial position. However, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     The Company maintains general liability and property insurance and an umbrella and excess liability policy in amounts it considers adequate and customary for businesses of its kind. However, there can be no assurance that the Company will not experience legal claims in excess of its insurance coverage or claims which are ultimately not covered by insurance.

LEASE COMMITMENTS

     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from 1 to 20 years. The Company has also entered into various airport concession and permit agreements which generally provide for payment of a percentage of revenue from vehicle rentals with a guaranteed minimum lease obligation.

     Expenses under real property, equipment and software leases and airport concession agreements (excluding amounts charged through to customers) for the years ended December 31 are as follows:

                                                           1996       1995       1994
                                                         --------   --------   --------
Real property..........................................  $ 23,226   $ 21,820   $ 20,546
Equipment and software.................................    22,105     24,513     22,890
Airport concession and permit fees:
  Minimum fixed obligations............................    45,742     46,061     36,328
  Additional amounts, based on revenue from vehicle
     rentals...........................................    33,711     28,397     27,617
                                                         --------   --------   --------
          Total........................................  $124,784   $120,791   $107,381
                                                         ========   ========   ========

     Future minimum lease obligations under noncancelable real property and equipment leases and airport agreements with initial terms in excess of one year at December 31, 1996 are as follows:

Year Ending December 31:
     1997...................................................  $ 51,207
     1998...................................................    39,542
     1999...................................................    25,388
     2000...................................................    17,786
     2001...................................................     8,024
     Thereafter.............................................    25,671
                                                              --------
                                                              $167,618
                                                              ========

     In August 1995, the Company entered into a ten-year lease agreement for Alamo's Fort Lauderdale, Florida corporate headquarters facility. In December 1996, the Company acquired the headquarters facility for approximately $23.5 million, including the assumption of debt totaling approximately $22.7 million which was repaid by the Company in January 1997.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance bonds, letters of credit, and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At December 31, 1996, letters of credit and surety bonds totaling $168.1 million expire through October 1999.

9.  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings (loss) per common and common equivalent share are based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. For the years ended December 31, 1996 and 1995, common stock equivalents have been omitted from the computation of loss per share since they are anti-dilutive. In computing earnings per common and common equivalent share in 1994, the Company has utilized the treasury stock method.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     The computation of weighted average common and common equivalent shares used in the calculation of fully diluted earnings (loss) per share, which is substantially the same as the computation used to calculate primary earnings per share, for the years ended December 31 is as follows:

                                                             1996      1995      1994
                                                            -------   -------   -------
Common shares outstanding.................................  258,866   210,050   141,566
Common equivalent shares..................................       --        --     1,234
Weighted average treasury shares purchased................       --        --       298
Effect of using weighted average common and common
  equivalent shares outstanding...........................  (20,000)  (39,777)   (3,298)
                                                            -------   -------   -------
                                                            238,866   170,273   139,800
                                                            =======   =======   =======

10.  RESTRUCTURING, MERGER AND OTHER NON-RECURRING EXPENSES

     During the year ended December 31, 1996, the Company recorded one-time pre-tax charges of approximately $95.5 million related primarily to the integration of the operations of Alamo into those of the Company. Also included in these charges are merger expenses associated with the acquisitions of Alamo, Addington and Continental. Approximately $38.3 million of such expenses appear as restructuring and merger expenses in the Company's Consolidated Statements of Operations for the year ended December 31, 1996 with the remainder of approximately $57.2 million included in selling, general and administrative expenses. These costs primarily include asset write-offs, severance benefits, accounting and legal merger costs and changes in various estimated reserve requirements.

     In 1995, the Company recorded a $3.3 million pre-tax charge related to the closing of a subsidiary's headquarters office in Indianapolis, Indiana. The major components of the charge include severance costs, future contractual payments required under pre-existing contracts and other costs related to the write-off of equipment and other obligations related to the physical closure of the office.

11.  DISCONTINUED OPERATIONS

     In 1995, the Company implemented a formal plan to dispose of all of its mining and citrus operations. These discontinued operations consisted primarily of the following: coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties. The Company initially recorded a loss on the disposal of the discontinued operations of approximately $30.5 million (net of income tax benefits of approximately $10. 0 million) which represents the estimated loss on the disposal of such operations and a provision of approximately $2.0 million for expected operating losses through the final disposition of such operations. See Note 14, Related Party Transactions, for discussion of the disposition of the Company's mining and citrus operations.

     In 1994, the Company announced the contemplation of a plan to spin-off RESI, its hazardous waste services segment. In April 1995, Republic shareholders received one share of common stock of RESI for every ten shares of Common Stock of Republic owned in connection with the spin-off of RESI. Approximately 5.4 million RESI shares were distributed to Republic shareholders (the "Distribution"). In connection with the Distribution, the Company contributed the intercompany balance to RESI's equity and contributed approximately $2.5 million to RESI to repay RESI's indebtedness and to provide working capital to RESI. Additionally, the Company reclassified approximately $36.3 million to retained earnings from additional paid-in capital to effect the spin-off under Delaware law. As a result of these transactions, the Company's equity at the date of the Distribution was reduced by approximately $23.6 million.

     The Company has sold or spun-off all of its subsidiaries included in discontinued operations, hence fully disposing of all mining and citrus and hazardous waste operations. Upon ultimate disposal of its discontinued operations, the Company determined its initial estimates did not require adjustment. The recorded transactions reflect the disposal of all of the Company's hazardous waste and mining and citrus segments and,

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements.

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, investments, receivables, other assets (excluding goodwill, intangibles and deferred costs), accounts payable and accrued liabilities (nonderivatives) approximates fair value because of the short maturity of these instruments.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.

     The Company has interest protection agreements with several counterparties to manage the impact of interest rate changes. The estimated fair values of the interest protection agreements were determined from dealer quotations and represent the discounted future cash flows through maturity or expiration using current rates, and are effectively the amounts the Company would pay or receive to terminate the agreements. The estimated fair values of the interest rate protection agreements at December 31, 1996 and 1995 was a net payable position of $.4 million and $3.5 million, respectively.

     The estimated fair value of mortgages payable to GMAC at December 31, 1996 and 1995 was approximately $23.0 million and $109.0 million, respectively which approximates the carrying value. The estimated fair values were derived by discounting expected cash flows at the rates then offered to the Company for debt of similar terms and remaining maturities. The carrying amount of the remaining debt approximates fair value because interest rates are variable and, accordingly, approximate current market rates.

     In September 1996, the Agreement and Plan of Amalgamation, dated as of July 1, 1996 and amended as of July 15, 1996 (the "ADT Agreement") by and among the Company, R.I./Triangle, Ltd. and ADT Limited, a Bermuda corporation ("ADT"), which provided for the acquisition of ADT by the Company, was terminated by mutual agreement of the parties. In connection with the execution of the ADT Agreement, ADT granted to the Company a warrant (the "ADT Warrant") to purchase
15.0 million common shares of ADT at a purchase price $20 per share (which approximated fair market value), subject to certain anti-dilution adjustments. The warrant became exercisable upon the termination of the ADT Agreement and remains exercisable through March 1997. Pursuant to the terms of the warrant, ADT has granted to the Company certain registration rights with respect to the common shares of ADT issuable to the Company upon exercise of the warrant. The Company estimates the fair value of the ADT Warrant at December 31, 1996 to be approximately $5.7 million based upon an option pricing model calculation, which approximates the carrying value.

13.  BUSINESS AND CREDIT CONCENTRATIONS

AUTOMOTIVE RENTAL INDUSTRY

     At December 31, 1996 the Company had 206 corporate owned vehicle rental facilities at airport, near-airport and downtown locations throughout the United States. The Company also had 31 corporate owned vehicle rental facilities in the United Kingdom, 25 in Germany, 4 in Switzerland, 4 in Canada, 1 in Belgium and 2 in The Netherlands. In addition to its corporate owned locations, the Company's licensee network operates 120 locations throughout Europe, including 98 locations in Germany. The automotive rental industry in which the Company operates is highly seasonal.

     Trade receivables at December 31, 1996 and 1995 include $66.0 million and $57.2 million, respectively from travel agents and tour operators. Of the travel agent and tour operator receivable balances, $23.5 million

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES and $24.2 million at December 31, 1996 and 1995, respectively, are maintained outside the United States. The Company holds minimum collateral in the form of cash, letters of credit or insurance from most of these vendors. The Company continually evaluates the credit risk of these customers and believes that the allowance for doubtful accounts relative to its trade receivables is adequate. At December 31, 1996 and 1995, the Company had vehicle receivables from manufacturers of $125.4 million and $65.0 million, respectively. Of the receivable balances from manufacturers, $16.9 million and $12.7 million are maintained outside the United States. Vehicle receivables also include amounts due from renters for damages incurred on revenue earning vehicles.

     The Company enters into vehicle repurchase programs with one principal vehicle manufacturer, as well as other vehicle manufacturers. During model year 1996, the Company purchased 65% of its vehicle fleet under repurchase programs with one vehicle manufacturer.

SOLID WASTE SERVICES, ELECTRONIC SECURITY SERVICES AND AUTOMOTIVE RETAILING INDUSTRIES

     Concentrations of credit risk with respect to trade receivables related to the Company's solid waste services, electronic security services and automotive retailing segments are limited due to the wide variety of customers and markets in which the Company's products are sold and services are provided as well as their dispersion across many different geographic areas in the United States. As a result, at December 31, 1996, the Company does not consider itself to have any significant concentrations of credit risk in the solid waste services, electronic security services and automotive retailing segments.

14.  RELATED PARTY TRANSACTIONS

     As of December 31, 1996, approximately $247.5 million was due from AutoNation pursuant to a loan agreement whereby the Company agreed to provide advances at an interest rate of LIBOR plus 2% to fund AutoNation's cash flow requirements. Interest income recognized on such advances was approximately $5.6 million for the year ended December 31, 1996. In addition, on behalf of AutoNation, the Company has guaranteed certain lease obligations and the residual value related to a portfolio of properties leased by AutoNation under a $150.0 million operating lease facility. At December 31, 1996, annual lease obligations were approximately $2.6 million through the year 2001 and the residual value guaranty was approximately $37.6 million.

     The Company purchased approximately $631.3 million, $351.8 million and $551.2 million of revenue earning vehicles from a group of automotive dealerships owned primarily by a former director of Alamo during the years ended December 31, 1996, 1995 and 1994, respectively. Pursuant to an automobile purchase agreement, the Company agreed to purchase and/or lease a minimum number of vehicles and pay to these automotive dealerships a specific amount (in addition to the manufacturer's sales price) for each vehicle purchased.

     In September 1995, in a related party transaction, the Company entered into a stock purchase agreement with Addington Enterprises, Inc. (a company f/k/a Addington Acquisition Company, Inc., owned by certain former shareholders of Addington; collectively, the "Addington Brothers") whereby the Company would receive $30.0 million, subject to a working capital adjustment, in exchange for all the issued and outstanding shares of common stock of its subsidiaries, Addington Mining, Inc., Mining Technologies Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. This transaction closed in November 1995, at which time the proceeds received were used by the Company to pay down certain borrowings under a revolving line of credit.

     Included in the transaction described above and pursuant to an option agreement, in August 1995 the Company sold to the Addington Brothers all the issued and outstanding shares of common stock of its subsidiary, Tennessee Mining, Inc. According to the terms of the option agreement, the Addington Brothers will pay the Company a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12.5 million.

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

     In September 1995, in a related party transaction, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of its subsidiary, Belize River Fruit Co., to the Addington Brothers in exchange for .9 million shares of Common Stock of the Company owned by such shareholders. This transaction was consummated in November 1995, at which time the Company acquired and retired the .9 million shares valued at $13.6 million. The Company retained no obligations in connection with the sales and has fully divested its investment in its citrus operations.

15.  OPERATIONS BY INDUSTRY SEGMENT

     The Company is a diversified holding company with major business operations in the solid waste services, electronic security services, automotive rental and automotive retailing industries. The Company operates primarily in the United States.

     The following table presents financial information regarding the Company's different industry segments as of and for the years ended December 31:

                                                        1996         1995         1994
                                                     ----------   ----------   ----------
Revenue:
  Automotive rental................................  $1,516,693   $1,391,727   $1,312,922
  Solid waste services.............................     611,350      349,893      241,045
  Automotive retailing.............................     152,201           --           --
  Electronic security services.....................      85,276       49,826       41,913
                                                     ----------   ----------   ----------
                                                     $2,365,520   $1,791,446   $1,595,880
                                                     ==========   ==========   ==========
Operating income (loss):
  Automotive rental................................  $  (65,721)  $  (42,048)  $   30,224
  Solid waste services.............................      92,569       54,719       37,379
  Automotive retailing.............................     (12,023)      (4,038)          --
  Electronic security services.....................      14,495        8,631        2,352
  Corporate........................................     (31,763)      (4,318)      (2,882)
                                                     ----------   ----------   ----------
                                                     $   (2,443)  $   12,946   $   67,073
                                                     ==========   ==========   ==========
Depreciation and amortization:
  Automotive rental................................  $  477,939   $  422,614   $  372,544
  Solid waste services.............................      50,967       36,654       28,149
  Automotive retailing.............................         766           --           --
  Electronic security services.....................      10,810        4,946        4,111
                                                     ----------   ----------   ----------
                                                     $  540,482   $  464,214   $  404,804
                                                     ==========   ==========   ==========
Capital expenditures, purchases of revenue earning
  vehicles and investment in subscriber accounts:
  Automotive rental................................  $2,867,505   $2,346,632   $3,347,988
  Solid waste services.............................     134,499      128,233      100,120
  Automotive retailing.............................      21,063       10,015           --
  Electronic security services.....................      53,021       17,459       18,275
                                                     ----------   ----------   ----------
                                                     $3,076,088   $2,502,339   $3,466,383
                                                     ==========   ==========   ==========
Assets:
  Automotive rental................................  $2,442,713   $2,000,745   $2,310,448
  Solid waste services.............................   1,219,682      760,804      393,653
  Automotive retailing.............................      70,109       24,412           --
  Electronic security services.....................      43,558       43,834       34,447
  Net assets of discontinued operations............          --           --       86,229
                                                     ----------   ----------   ----------
                                                     $3,776,062   $2,829,795   $2,824,777
                                                     ==========   ==========   ==========

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter which includes the peak summer travel months has historically been the strongest quarter of the year. During the peak season the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of this segment. The first quarter for the Company's automotive rental operations is generally the weakest, when there is limited leisure family travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

     The third and fourth quarters of 1996 included one-time pre-tax charges of approximately $7.6 million and $87.9 million, respectively, as described in Note 10, Restructuring, Merger and Other Non-Recurring Expenses. The fourth quarter of 1996 also included an extraordinary charge of approximately $31.6 million, net of income taxes, related to the early extinguishment of debt as described in
Note 4, Long-Term Debt and Notes Payable.

     The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1996 and 1995. Amounts for the first, second and third quarters of 1996 and the 1995 quarterly amounts have been restated from amounts previously reported in Form 10-Q for significant business combinations accounted for under the pooling of interests method of accounting.

                                                  FIRST      SECOND     THIRD      FOURTH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                 --------   --------   --------   --------
Revenue.................................  1996   $464,946   $567,842   $669,668   $663,064
                                          1995    383,900    434,522    534,648    438,376
Operating income (loss).................  1996   $  9,105   $ 28,208   $ 38,672   $(78,428)
                                          1995    (18,346)     1,315     36,823     (6,846)
Income (loss) from continuing operations
  before extraordinary charge...........  1996   $  3,579   $ 13,616   $ 19,859   $(64,959)
                                          1995    (13,196)    (1,944)    21,134     (7,457)
Earnings (loss) per share from
  continuing operations before
  extraordinary charge..................  1996   $    .02   $    .05   $    .07   $   (.26)
                                          1995       (.09)      (.01)       .11       (.03)
Net income (loss).......................  1996   $  3,579   $ 13,616   $ 19,859   $(96,551)
                                          1995    (11,694)       352     (6,656)    (8,588)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements of the Company are set forth in Part II, Item
8.

         (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 1996 is submitted herewith.

         (3) Exhibits -- (See Index to Exhibits included elsewhere herein.)

     (b) Form 8-K dated February 14, 1996 relating to the Company's execution of a definitive agreement to acquire Incendere

         Form 8-K (as amended by Form 8-K/A) dated February 27, 1996 relating to the Company's acquisition of Incendere and Denver Alarm and reporting certain financial information related thereto

         Form 8-K dated March 29, 1996 relating to the Company's proposed acquisition of AutoNation

         Form 8-K dated May 8, 1996 relating to the Company's execution of a definitive agreement to acquire AutoNation

         Form 8-K dated May 9, 1996 (as amended by Form 8-K/A) relating to the Stock Split and the resignation of Gregory K. Fairbanks

         Form 8-K dated May 15, 1996 reporting certain financial information relating to Incendere and Denver Alarm

         Form 8-K dated May 20, 1996 relating to the Company's proposed acquisition of Continental and a private placement of approximately 9.9 million shares of Common Stock

         Form 8-K dated May 31, 1996 relating to the Company's proposed acquisition of Addington

         Form 8-K dated June 12, 1996 relating to the Company's execution of a definitive agreement to acquire CarChoice

         Form 8-K dated June 25, 1996 relating to the Company's execution of a definitive agreement to acquire Addington

         Form 8-K dated June 27, 1996 relating to the Company's execution of a definitive agreement to acquire Continental

         Form 8-K (as amended by Form 8-K/A) dated July 1, 1996 relating to the Company's execution of a definitive agreement to acquire ADT Limited

         Form 8-K dated July 16, 1996 relating to an amendment to the definitive agreement to acquire ADT Limited

         Form 8-K (as amended by Form 8-K/A) dated September 30, 1996 relating to the Company's termination of the agreement to acquire ADT Limited and reporting certain financial information

         Form 8-K dated November 7, 1996 relating to the Company's execution of a definitive agreement to acquire Alamo

         Form 8-K dated November 8, 1996 relating to a private placement of approximately 12.1 million shares of Common Stock

         Form 8-K (as amended by Form 8-K/A) dated November 25, 1997 relating to the Company's acquisition of Alamo and reporting certain financial information related thereto

         Form 8-K dated December 19, 1996 relating to the Company's acquisition of Addington

         Form 8-K dated December 23, 1996 relating to the Company's acquisition of Mullinax

         Form 8-K dated December 24, 1996 relating to the completion of the tender offer for certain Alamo notes and reporting certain fourth quarter charges

         Form 8-K dated December 30, 1996 relating to the Company's acquisition of Continental

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:

                                          REPUBLIC INDUSTRIES, INC.

                                          By:      /s/ H. WAYNE HUIZENGA
                                            ------------------------------------
                                                     H. Wayne Huizenga
                                                 Chairman of the Board and
                                                 Co-Chief Executive Officer
February 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board and Co-  February 26, 1997
-----------------------------------------------------    Chief Executive Officer
                  H. Wayne Huizenga                      (Principal Executive
                                                         Officer)

                /s/ STEVEN R. BERRARD                  Co-Chief Executive Officer,    February 26, 1997
-----------------------------------------------------    President and Director
                  Steven R. Berrard

               /s/ MICHAEL J. KARSNER                  Chief Financial Officer and    February 26, 1997
-----------------------------------------------------    Senior Vice President
                 Michael J. Karsner                      (Principal Financial
                                                         Officer)

                /s/ HARRIS W. HUDSON                   Vice Chairman and Director     February 26, 1997
-----------------------------------------------------
                  Harris W. Hudson

              /s/ MICHAEL R. CARPENTER                 Vice President and Corporate   February 26, 1997
-----------------------------------------------------    Controller (Principal
                Michael R. Carpenter                     Accounting Officer)

               /s/ MICHAEL G. DEGROOTE                 Director                       February 26, 1997
-----------------------------------------------------
                 Michael G. DeGroote

                   /s/ J.P. BRYAN                      Director                       February 26, 1997
-----------------------------------------------------
                     J.P. Bryan

                 /s/ RICK L. BURDICK                   Director                       February 26, 1997
-----------------------------------------------------
                   Rick L. Burdick

             /s/ GEORGE D. JOHNSON, JR.                Director                       February 26, 1997
-----------------------------------------------------
               George D. Johnson, Jr.

                  /s/ JOHN J. MELK                     Director                       February 26, 1997
-----------------------------------------------------
                    John J. Melk

                           REPUBLIC INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN THOUSANDS)

================================================================================

                                                   BALANCE
                                                     AT       ADDITIONS    ACCOUNTS              BALANCE
                                                  BEGINNING   CHARGED TO   WRITTEN               AT END
CLASSIFICATIONS                                    OF YEAR      INCOME       OFF      OTHER(1)   OF YEAR
---------------                                   ---------   ----------   --------   --------   -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  1996..........................................   $9,269       $4,819     $(3,296)    $3,427    $14,219
  1995..........................................    5,028        5,841      (2,217)       617      9,269
  1994..........................................    3,989        2,836      (1,801)         4      5,028

---------------

(1) Allowance of acquired businesses.

                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
   2.1      --  Agreement and Plan of Merger and Reorganization, dated May
                30, 1991, by and between Republic Waste Industries, Inc., an
                Oklahoma corporation, and Republic Waste Industries, Inc., a
                Delaware corporation (incorporated by reference to Exhibit
                3.1 to the Registrant's Annual Report on Form 10-K for the
                year ended December 31, 1991)
   3.1      --  Second Amended and Restated Certificate of Incorporation of
                Republic Industries, Inc. (incorporated by reference to
                Exhibit 3.1 to the Registrant's Post-Effective Amendment No.
                3 to Registration Statement on Form S-1, No. 33-63209).
   3.2      --  Bylaws of Republic Industries, Inc., as amended to date
                (incorporated by reference to Exhibit 3.2 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1995).
   4.1      --  Credit Facilities and Reimbursement Agreement, dated
                December 19, 1995 ("Credit Facilities and Reimbursement
                Agreement"), by and among Republic Industries, Inc., as
                Borrower, NationsBank of Florida, National Association, The
                First National Bank of Boston, The Bank of Nova Scotia, The
                First National Bank of Chicago, SunTrust Bank, South
                Florida, National Association, United States National Bank
                of Oregon, ABN AMRO Bank, N.V., The Bank of New York,
                Barnett Bank of Broward County, N.A., Credit Lyonnais New
                York Branch, Credit Lyonnaise Cayman Island Branch, and LTCB
                Trust Company, as Lenders and NationsBank of Florida,
                National Association, as Agent, and The First National Bank
                of Boston, as Co-Agent (incorporated by reference to Exhibit
                10.32 to the Registrant's Annual Report on Form 10-K for the
                year ended December 31, 1995).
   4.2      --  Amendment Agreement Number One to Credit Facilities and
                Reimbursement Agreement, dated June 11, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant's Registration
                Statement on Form S-4 Commission File No.333-17867).
   4.3      --  Amendment Agreement Number Two to Credit Facilities and
                Reimbursement Agreement, dated November 25, 1996
                (incorporated by reference to Exhibit 4.3 to the
                Registrant's Registration Statement on Form S-4 Commission
                File No. 333-17867).
   4.4      --  Loan Agreement, dated as of June 20, 1994 ("Alamo Funding
                Loan Agreement"), between Alamo Rent-A-Car, Inc. and Alamo
                Funding, L.P. (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 of Alamo Rent-A-Car,
                Inc. Commission File No. 33-80271).
   4.5      --  Amendment to Alamo Funding Loan Agreement, dated as of
                December 29, 1994 (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of Alamo
                Rent-A-Car, Inc. Commission File No. 33-80271).
   4.6      --  Second Amendment to Alamo Funding Loan Agreement, dated as of June 11, 1996 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Alamo Rent-A-Car,
                Inc. for the period ending June 30, 1996).
   4.7      --  Third Amendment to Alamo Funding Loan Agreement, dated as of
                November 25, 1996 (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-4
                Commission File No. 333-17867).
   4.8      --  Liquidity Loan Agreement, dated as of June 20, 1994
                ("Liquidity Loan Agreement"), among Alamo Funding, L.P., AFL
                Fleet Funding, Inc., certain financial institutions, as the liquidity lenders, and Citibank N.A., as the liquidity agent for the liquidity lenders (incorporated by reference to
                Exhibit 4.10 to the Registration Statement on Form S-1 of
                Alamo Rent-A-Car, Inc. Commission File No. 33- 80271).
   4.9      --  Consent of Liquidity Lenders to Extension of the Scheduled
                Liquidity Commitment Termination Date (incorporated by
                reference to Exhibit 4.11 to the Registration Statement on
                Form S-1 of Alamo Rent-A-Car, Inc. Commission File No.
                33-80271).

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
   4.10     --  First Amendment to Liquidity Loan Agreement dated June 11,
                1996 (incorporated by reference to Exhibit 4.1 to the
                Quarterly Report on Form 10-Q of Alamo Rent-A-Car, Inc. for
                the period ending June 30, 1996).
   4.11     --  Second Amendment to Liquidity Loan Agreement, dated as of
                November 25, 1996 (incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-4
                Commission File No. 333-17867).
   4.12     --  Letter of Credit Reimbursement Agreement, dated as of June
                20, 1994 ("Letter of Credit Reimbursement Agreement"), among
                Alamo Rent-A-Car, Inc., Alamo Funding, L.P., AFL Fleet
                Funding, Inc. and Credit Suisse, as Credit Enhancer
                (incorporated by reference to Exhibit 4.12 to the
                Registration Statement on Form S-1 of Alamo Rent-A-Car, Inc.
                Commission File No. 33-80271).
   4.13     --  Amendment to Letter of Credit Reimbursement Agreement, dated as of December 29, 1994 (incorporated by reference to
                Exhibit 4.13 to the Registration Statement on Form S-1 of
                Alamo Rent-A-Car, Inc. Commission File No. 33-80271).
   4.14     --  Second Amendment to Letter of Credit Reimbursement
                Agreement, dated as of November 25, 1996 (incorporated by
                reference to Exhibit 4.15 to the Registrant's Registration
                Statement on Form S-4 Commission File No. 333-17867).
   4.15     --  Guaranty, dated as of November 25, 1996, by Republic
                Industries, Inc. in favor of Credit Suisse (incorporated by reference to Exhibit 4.16 to the Registrant's Registration
                Statement on Form S-4 Commission File No. 333-17867).
   4.16     --  Amended and Restated Security Agreement, dated as of
                December 17, 1993 ("Restated Security Agreement"), between
                Alamo Rent-A-Car, Inc. and NationsBank of Georgia N.A., as
                collateral agent (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 of Alamo
                Rent-A-Car, Inc. Commission File No. 33-80271).
   4.17     --  First Amendment to Restated Security Agreement, dated as of
                November 30, 1994 (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1 of Alamo
                Rent-A-Car, Inc. Commission File No. 33-80271).
                Note: Pursuant to the provisions of Item 601(b)(4)(iii) of
                Regulation S-K, the registrant hereby undertakes to furnish to the Commission upon request copies of any instruments
                governing long-term debt of Republic and its consolidated
                subsidiaries that does not exceed 10% of the total assets of
                Republic and its subsidiaries on a consolidated basis.
  10.1      --  Republic Waste Industries, Inc. 1990 Stock Option and Stock
                Purchase Plan (incorporated by reference to Exhibit 10.1(a)
                to the Registrant's Registration Statement on Form S-1
                Commission File No. 33-37191).
  10.2      --  Form of Stock Option Agreement (incorporated by reference to
                Exhibit 10.1(b) to the Registrant's Registration Statement
                on Form S-1 Commission File No. 33-37191).
  10.3      --  Letter Agreement, dated March 18, 1991, by and among MGD
                Holdings Ltd., Republic Waste Industries, Inc., Tom J.
                Fatjo, Jr., Republic Investors, Ltd., Investors, Inc.,
                Robert Alpert, First Financial Environmental Investors, Pete
                Boyas, James D. Lee, Richard K. Reiling, William M. DeArman,
                Frank C. Payton, David C. Payton and Richard Morton
                (incorporated by reference to Exhibit 10.31 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1990).
  10.4      --  Warrant to Purchase 1,150,000 Shares of Republic Waste
                Industries, Inc. Common Stock issued to MGD Holdings Ltd.
                (incorporated by reference to Exhibit 10.18 to the
                Registrant's Registration Statement on Form S-1 Commission
                File No. 33-42530).
  10.5      --  Stock Exchange Agreement between Republic Waste Industries,
                Inc. and MGD Holdings Ltd. (incorporated by reference to
                Exhibit 10.22 to the Registrant's Registration Statement on
                Form S-1 Commission File No. 33-42530).
  10.6      --  Republic Waste Industries, Inc. 1991 Stock Option Plan
                (incorporated by reference to Exhibit 10.42 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1992).

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
  10.7      --  Form of Stock Option Agreement (incorporated by reference to
                Exhibit 10.43 to the Registrant's Annual Report on Form 10-K
                for the year ended December 31, 1992).
  10.8      --  Form of Warrant to purchase 300,000 shares of Republic Waste
                Industries, Inc. Common Stock, issued to Donald E. Koogler
                (incorporated by reference to Exhibit 10.54 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1992).
  10.9      --  Agreement of Settlement and Mutual Release by and among
                Republic Waste Industries, Inc. and Michael G. DeGroote,
                Donald E. Koogler, Gary W. DeGroote, Kevin J. Comeau, Rick
                L. Burdick, Douglas R. Gowland, Lance R. Ruud, August C.
                Schultes, III, Mark S. Alsentzer, Gary J. Ziegler, Eugene J.
                Kerins, Edward A. Schultes, Richard J. Schultes, Peter
                Schultes, Barbara Schultes ITF Elizabeth Schultes (Minor),
                Barbara Schultes ITF Deborah Schultes (Minor) and August C.
                Schultes, IV, dated as of January 29, 1994 (incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).
  10.10     --  Form of Warrant to purchase 100,000 shares of Republic Waste
                Industries, Inc. Common Stock issued to MGD Holdings Ltd.
                (incorporated by reference to Exhibit 10.33 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1994).
  10.11     --  Form of Warrant to purchase 50,000 shares of Republic Waste
                Industries, Inc. Common Stock issued to J.P. Bryan
                (incorporated by reference to Exhibit 10.34 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1994).
  10.12     --  Form of Warrant to purchase 50,000 shares of Republic Waste
                Industries, Inc. Common Stock issued to Rick L. Burdick
                (incorporated by reference to Exhibit 10.35 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1994).
  10.13     --  Distribution Agreement, dated February 14, 1995, by and between Republic Waste Industries, Inc. and Republic
                Environmental Systems, Inc. (incorporated by reference to
                Exhibit 10.36 to the Registrant's Annual Report on Form 10-K
                for the year ended December 31, 1994).
  10.14     --  Stock Purchase Agreement, dated May 21, 1995, by and between
                H. Wayne Huizenga and Republic Waste Industries, Inc.
                (incorporated by reference to Exhibit (c)(1) to the
                Registrant's Current Report on Form 8-K/A, dated July 17,
                1995).
  10.15     --  Agreement and Plan of Merger, dated May 21, 1995, by and among Republic Waste Industries, Inc., Republic Hudson
                Acquisition Corporation, Hudson Management Corporation,
                Harris W. Hudson and Bonnie J. Hudson (incorporated by
                reference to Exhibit (c)(2) to the Registrant's Current
                Report on Form 8-K/A, dated July 17, 1995).
  10.16     --  Agreement and Plan of Merger, dated May 21, 1995, by and among Republic Waste Industries, Inc., Republic Hudson
                Acquisition Corporation, Envirocycle, Inc., Harris W. Hudson
                and Bonnie J. Hudson (incorporated by reference to Exhibit
                (c)(3) to the Registrant's Current Report on Form 8-K/A,
                dated July 17, 1995)
  10.17     --  Stock Purchase Agreement, dated May 21, 1995, by and between
                Harris W. Hudson and Republic Waste Industries, Inc.
                (incorporated by reference to Exhibit (c)(4) to the
                Registrant's Current Report on Form 8-K/A, dated July 17,
                1995).
  10.18     --  Stock Purchase Agreement, dated May 21, 1995, by and between
                Westbury (Bermuda) Ltd. and Republic Waste Industries, Inc.
                (incorporated by reference to Exhibit (c)(5) to the
                Registrant's Current Report on Form 8-K/A, dated July 17,
                1995).
  10.19     --  Proxy, dated as of May 21, 1995, by MGD Holdings Ltd., in favor of H. Wayne Huizenga (incorporated by reference to
                Exhibit (c)(6) to the Registrant's Current Report on Form
                8-K/A, dated July 17, 1995).
  10.20     --  Stockholder Stock Option Agreement, dated as of May 21,
                1995, by MGD Holdings Ltd., in favor of H. Wayne Huizenga
                (incorporated by reference to Exhibit (c)(7) to the
                Registrant's Current Report on Form 8-K/A, dated July 17,
                1995).
  10.21     --  First Amendment to Stock Purchase Agreement, dated July 17,
                1995, by and between Republic Waste Industries, Inc. and H.
                Wayne Huizenga (incorporated by reference to Exhibit (c)(8)
                to the Registrant's Current Report on Form 8-K/A, dated July
                17, 1995).

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
  10.22     --  Republic Industries, Inc. 1995 Amended and Restated Employee
                Stock Option Plan (incorporated by reference to Appendix B to the Registrant's Proxy Statement for the 1996 Annual
                Meeting of Stockholders).
  10.23     --  Republic Industries, Inc. Amended and Restated 1995
                Non-employee Director Stock Option Plan (incorporated by
                reference to Exhibit B to the Registrant's Information
                Statement dated November 8, 1995).
  10.24     --  Merger Agreement, dated August 24, 1995 ("Southland Merger
                Agreement"), by and among Republic Waste Industries, Inc.,
                RS Mergersub, Inc., Southland Environmental Services, Inc.,
                Felix A. Crawford, Individually and as Trustee of the Felix
                A. Crawford Revocable Living Trust, and CFP, Ltd.
                (incorporated by reference to Exhibit (c)(1) to the
                Registrant's Current Report on Form 8-K, dated August 24,
                1995).
  10.25     --  Merger Agreement, dated as of August 24, 1995, by and among
                Republic Waste Industries, Inc., RKSA, Inc., RKSA II, Inc.,
                Kertz Security Systems, Inc., Kertz Security System II,
                Inc., Leon W. Brauser, Michael Brauser, Robert Brauser and
                Joel Brauser (incorporated by reference to Exhibit (c)(2.1)
                to the Registrant's Current Report on Form 8-K, dated August
                28, 1995).
  10.26     --  First Amendment to the Southland Merger Agreement, dated as of October 17, 1995 (incorporated by reference to Exhibit
                2.2 to the Registrant's Current Report on Form 8-K, dated
                October 17, 1995).
  10.27     --  Merger Agreement, dated as of October 31, 1995, by and among
                Republic Waste Industries, Inc., RWI/GDS Mergersub, Inc.,
                Garbage Disposal Service, Inc., Lee G. Brown and Mina Brown
                McLean (incorporated by reference to Exhibit 2.1 to the
                Registrant's Current Report on Form 8-K, dated October 31,
                1995).
  10.28     --  Merger Agreement, dated as of November 11, 1995, by and among Republic Waste Industries, Inc., RWI/JCD Inc.,
                RWI/Grand Inc., RWI/Trashaway Inc., RWI/Tos-It Inc.,
                RWI/WestTex Inc., RWI/Pantego I Inc., RWI/Pantego II Inc.,
                J.C. Duncan Company, Inc., Arlington Disposal Company, Inc.,
                Grand Prairie Disposal Company, Inc., Trashaway Services,
                Inc., Tos-It Service Company, Inc., Wes Tex Waste Services,
                Inc., Pantego Service Company, Pantego I, Inc., Pantego II,
                Inc., E & E Truck Leasing, Ltd., EETL I, Inc., EETL II,
                Inc., Robert C. Duncan, Jannette T. Duncan, Dan R. Duncan,
                Debra A. Duncan, DeeDee Duncan Elliot, George Martin Duncan,
                Melinda Duncan Vince, Robert C. Duncan as Trustee of the
                Robert C. Duncan Annuity Trusts Nos. One, Two, Three and
                Four, and Jannette T. Duncan as Trustee of the Jannette T.
                Duncan Annuity Trust No.'s One, Two, Three and Four
                (incorporated by reference to Exhibit 2.2 to the
                Registrant's Current Report on Form 8-K, dated October 31,
                1995).
  10.29     --  Merger Agreement, dated as of November 13, 1995, by and among Republic Waste Industries, Inc., RI/FCC Mergersub,
                Inc., RI/FWS Mergersub, Inc., RI/FV Mergersub, Inc., RI/PD
                Mergersub, Inc., RI Investment Co., Inc., Fennell Waste
                Systems, Inc., Fennell Container Co., Inc., Fenn-Vac, Inc.,
                Pepperhill Development Co., Inc., GF/WWF, Inc., George W.
                Fennell, Robert N. Shepard, G. Scott Fennell, S. Allison
                Fennell, Debra A. Haschker, James R. Bland, John H. Chapman,
                Jeffrey A. Forslund and Leo J. Zolnierowicz (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, dated October 31, 1995).
  10.30     --  Merger Agreement, dated as of February 15, 1996, by and among Republic Industries, Inc., RI/DFRP, Inc., RI/GS Merger
                Corp., The Denver Fire Reporter & Protective Co., Guardian
                Security Services, Inc., and John Stewart Jackson
                (incorporated by reference to Exhibit 2.1 to the
                Registrant's Current Report on Form 8-K, dated February 14,
                1995).
  10.31     --  Reorganization Agreement, dated as of February 14, 1996, by and among Republic Industries, Inc., RI/Area, Inc.,
                RI/Smith, Inc., Incendere, Inc., Area Container Services,
                Inc., Smithton Sanitation Service, Inc., Dwight C.
                Schaubach, James D. Schaubach, Emmett K. Moore, Charles F.
                Moore and R.D. Cuthrell (incorporated by reference to
                Exhibit 2.2 to the Registrant's Current Report on Form 8-K,
                dated February 14, 1996).

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
  10.32     --  Merger Agreement, dated as of May 8, 1996 ("AutoNation
                Merger Agreement"), by and among Republic Industries, Inc.,
                RI/ANI Merger Corp., AutoNation Incorporated, H. Wayne
                Huizenga, Steven R. Berrard and JM Family Enterprises, Inc.
                (incorporated by reference to Exhibit 99.1 to the
                Registrant's Current Report on Form 8-K, dated May 8, 1996).
  10.33     --  Loan Agreement, dated May 8, 1996 ("AutoNation Loan
                Agreement"), by and between AutoNation Incorporated and
                Republic Industries, Inc. (incorporated by reference to
                Exhibit 99.2 to the Registrant's Current Report on Form 8-K,
                dated May 8, 1996).
  10.34     --  Employment Agreement, dated as of May 8, 1996, among
                Republic Industries, Inc. and Steven R. Berrard
                (incorporated by reference to Exhibit 10.34 to the
                Registrant's Registration Statement on Form S-4 Commission
                File No. 333-17867).
  10.35     --  First Amendment to AutoNation Merger Agreement, dated as of
                September 30, 1996 (incorporated by reference to Annex A to the Registrant's Schedule 14A Proxy Statement, dated
                December 13, 1996).
  10.36     --  Second Amendment to AutoNation Merger Agreement and First
                Amendment to AutoNation Loan Agreement and Related Loan
                Documents, dated as of October 31, 1996 (incorporated by
                reference to Annex A to the Registrant's Schedule 14A Proxy
                Statement dated December 13, 1996).
  10.37     --  Third Amendment to AutoNation Merger Agreement, dated as of
                December 31, 1996 (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K/A dated
                January 16, 1997).
  10.38     --  Agreement and Plan of Merger, dated as of June 25, 1996, among Addington Resources, Inc., Republic Industries, Inc.
                and RI/AR Merger Corp. (incorporated by reference to Exhibit
                99.1 to the Registrant's Current Report on Form 8-K dated
                June 25, 1996).
  10.39     --  Agreement and Plan of Merger, dated as of June 27, 1996, among Continental Waste Industries, Inc., Republic
                Industries, Inc., and RI/CW Merger Corp. (incorporated by
                reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, dated June 27, 1996).
  10.40     --  Agreement and Plan of Reorganization, dated November 6,
                1996, among Republic Industries, Inc., certain acquisition subsidiaries of Republic Industries, Inc., Michael S. Egan,
                Norman D. Tripp, William H. Kelly, Michael S. Egan as
                trustee of certain trusts, Alamo Rent-A-Car, Inc., and
                certain affiliated entities of Alamo Rent-A-Car, Inc.
                (incorporated by reference to Exhibit 2 to the Registrant's
                Current Report on Form 8-K dated November 25, 1996).
  10.41     --  Letter Agreement between Alamo Rent-A-Car, Inc. and General
                Motors Corporation (incorporated by reference to Exhibit
                10.16 to the Registration Statement on Form S-1 of Alamo
                Rent-A-Car, Inc. Commission File No. 33-80271).
  10.42     --  Share Exchange Agreement, dated as of January 5, 1997, among
                Republic Industries, Inc., National Car Rental Systems, Inc.
                ("National") and the stockholders of National (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated January 5, 1997).
  21.1      --  Subsidiaries of Republic Industries, Inc. (incorporated by reference to Exhibit 21.1 of the Registrant's Registration
                Statement on Form S-4 Commission File No. 333-17867).
  23.1*     --  Consent of Arthur Andersen LLP.
  27.1*     --  1996 Financial Data Schedule (for SEC use only).
  27.2*     --  1995 Financial Data Schedule (Restated) (for SEC use only).

---------------

* Filed herewith.