Form 10-Q
period 1997-03-31
REPUBLIC INDUSTRIES INC
filed 1997-05-12
CIK 350698

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

   450 EAST LAS OLAS BOULEVARD
    FT. LAUDERDALE, FLORIDA                                  33301
(Address of Principal Executive Offices)                   (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 713-5200



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        On May 7, 1997, the registrant had 351,697,509 outstanding shares of common stock, par value $.01 per share.

                          REPUBLIC INDUSTRIES, INC.

                                    INDEX
                                                                           Page

                        PART I. Financial Information



ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheets
            as of March 31, 1997 and December 31, 1996 (Restated).........  3

         Unaudited Condensed Consolidated Statements
            of Operations for the Three Months Ended
            March 31, 1997 and 1996 (Restated)  ..........................  4

         Unaudited Condensed Consolidated Statement
            of Shareholders' Equity for the Three Months
            Ended March 31, 1997..........................................  5

         Unaudited Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            March 31, 1997 and 1996 (Restated) ...........................  6

         Notes to Unaudited Condensed Consolidated Financial
            Statements ...................................................  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .......................... 16

                          PART II. Other Information

ITEM 2.  CHANGES IN SECURITIES ........................................... 25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................ 26

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          REPUBLIC INDUSTRIES, INC.
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In millions, except share data)


                                    ASSETS

                                                                    March 31,          December 31,
                                                                      1997                1996
                                                                    --------           -----------
                                                                                       (Restated)
Current assets:
    Cash and cash equivalents ..................................    $   199.2           $   299.5
    Marketable securities ......................................        375.0                  --
    Receivables, net............................................        522.0               535.7
    Revenue earning vehicles, net ..............................      3,923.7             3,495.2
    Advances to affiliate ......................................           --               247.5
    Inventory ..................................................        493.7               185.4
    Other current assets .......................................        149.3               149.8
                                                                    ---------           ---------
             Total current assets ..............................      5,662.9             4,913.1
Property and equipment, net ....................................      1,496.5             1,065.0
Intangible assets, net .........................................        734.8               260.1
Investment in subscriber accounts, net .........................        108.6                92.4
Other assets ...................................................         30.0                39.7
                                                                    ---------           ---------
                                                                    $ 8,032.8           $ 6,370.3
                                                                    =========           =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................    $   273.0           $   270.7
    Accrued liabilities ........................................        292.2               200.0
    Estimated liability insurance claims  ......................        222.3               222.2
    Revenue earning vehicle debt ...............................      2,800.5             2,688.8
    Notes payable and current maturities of long-term debt .....        577.1               184.1
    Other current liabilities ..................................         77.5                94.2
                                                                    ---------           ---------
             Total current liabilities .........................      4,242.6             3,660.0
Long-term debt, net of current maturities ......................        320.4               348.0
Long-term revenue earning vehicle debt .........................        799.7               799.6
Other liabilities ..............................................        203.3               210.7
Commitments and contingencies                                       ---------           ---------
Shareholders' equity:
    Preferred stock, par value $.01 per share; 5,000,000 shares
             authorized; none issued ...........................           --                  --
    Common stock, par value $.01 per share; 500,000,000 and
             350,000,000 shares authorized, respectively;
             349,240,418 and 296,829,054 shares issued and
             outstanding, respectively .........................          3.5                 3.0
    Additional paid-in capital .................................      2,393.8             1,343.0
    Unrealized gain on marketable securities ...................         43.7                  --
    Retained earnings ..........................................         25.8                 6.0
                                                                    ---------           ---------
             Total shareholders' equity ........................      2,466.8             1,352.0
                                                                    ---------           ---------
                                                                    $ 8,032.8           $ 6,370.3
                                                                    =========           =========

       The accompanying notes are an integral part of these statements.

                          REPUBLIC INDUSTRIES, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share data)

                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   1997              1996
                                                                                  (Restated)
Revenue:
    Vehicle sales ...................................           $   667.3         $   308.6
    Vehicle rentals .................................               606.8             555.0
    Solid waste services ............................               203.3             136.9
    Electronic security services ....................                26.6              15.4
                                                                ---------         ---------
                                                                  1,504.0           1,015.9
Expenses:
    Cost of vehicle sales ...........................               590.2             270.5
    Vehicle rental operating expenses ...............               484.8             436.9
    Cost of solid waste services ....................               148.0              97.5
    Cost of electronic security services ............                11.6               6.1
    Selling, general and administrative .............               229.4             179.1
                                                                ---------         ---------

Operating income ....................................                40.0              25.8
Interest income .....................................                 7.6               5.0
Interest expense ....................................                (3.3)             (8.4)
Other income, net ...................................                 1.6               2.0
                                                                ---------         ---------
Income before income taxes ..........................                45.9              24.4
Provision for income taxes ..........................                17.0              12.0
                                                                ---------         ---------

Net income ..........................................           $    28.9         $    12.4
                                                                =========         =========
Net income per common and common
    equivalent share ................................           $     .08         $     .04
                                                                =========         =========










       The accompanying notes are an integral part of these statements.

                          REPUBLIC INDUSTRIES, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (In millions)

                                                                                     Unrealized
                                                                   Additional          Gain on
                                                     Common         Paid-In          Marketable       Retained
                                                      Stock         Capital          Securities       Earnings
                                                     ------        --------          ----------       --------
Balance at December 31, 1996 (Restated).........      $ 3.0        $1,343.0          $     --          $  6.0
    Sale of common stock .......................         .2           552.5                                --
    Exercise of stock options and warrants......         --            16.0                --              --
    Stock issued in acquisitions ...............         .3           479.4                --              --
    Unrealized gain on marketable securities,
        net of income taxes ....................         --              --              43.7              --
    Other ......................................         --             2.9                --            (9.1)
    Net income .................................         --              --                --            28.9
                                                     ------        --------          --------         -------
Balance at March 31, 1997 ......................      $ 3.5        $2,393.8          $   43.7          $ 25.8
                                                     ======        ========          ========         =======










        The accompanying notes are an integral part of this statement.

                          REPUBLIC INDUSTRIES, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In millions)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                  1997          1996
                                                                                  ----          ----
                                                                                              (Restated)
CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income .....................................................             $   28.9    $   12.4
    Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization ..........................                203.1       170.3
            Changes in assets and liabilities, net of effects from
                business acquisitions:
                    Receivables ....................................                 84.3       (21.1)
                    Inventory ......................................                (26.5)       25.7
                    Other assets ...................................                 33.4       (14.2)
                    Accounts payable and accrued liabilities .......                (89.4)       56.3
                    Other liabilities ..............................                 14.9        21.3
                                                                                 --------    --------
                                                                                    248.7       250.7
                                                                                 --------    --------

CASH USED IN INVESTING ACTIVITIES:
    Purchases of revenue earning vehicles ..........................             (1,448.2)   (1,468.1)
    Sales of revenue earning vehicles ..............................                843.9       864.6
    Purchases of property and equipment ............................               (114.9)      (42.9)
    Purchases of marketable securities .............................               (300.0)         --
    Advances to affiliate ..........................................                (50.0)         --
    Cash used in business combinations .............................                (40.4)       (2.2)
    Other ..........................................................                (13.1)        (.1)
                                                                                 --------     -------
                                                                                 (1,122.7)     (648.7)
                                                                                 --------     -------


CASH PROVIDED BY FINANCING ACTIVITIES:
    Payments of revenue earning vehicle financing ..................             (3,021.8)   (3,441.9)
    Proceeds from revenue earning vehicle financing ................              3,142.8     3,772.0
    Proceeds from notes payable and long-term debt .................                861.1       126.0
    Payments of notes payable and long-term debt ...................               (769.8)      (86.0)
    Sale of common stock ...........................................                552.7          --
    Exercise of stock options and warrants .........................                 16.0         4.3
    Other  .........................................................                 (7.3)       (1.6)
                                                                                 --------    --------
                                                                                    773.7       372.8
                                                                                 --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS ..............................               (100.3)      (25.2)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD  ...........................................                299.5       345.6
                                                                                 --------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................             $  199.2     $ 320.4
                                                                                 ========     =======














        The accompanying notes are an integral part of these statements.

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Tables in millions, except per share data)

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

      The accompanying financial statements also include the financial position and results of operations of National Car Rental System, Inc. ("National"), Maroone Automotive Group ("Maroone"), Wallace Automotive Group ("Wallace") and Taormina Industries, Inc. ("Taormina"), all of which the Company acquired in February 1997 and Carlisle Motors, Inc. ("Carlisle") which the Company acquired in January 1997. These business combinations have been accounted for under the pooling of interests method of accounting and, accordingly, these financial statements and notes thereto have been restated as if the Company and National, Maroone, Wallace, Taormina and Carlisle had operated as one entity since inception. See Note 2 for a further discussion of business combinations.

2.  BUSINESS COMBINATIONS

Pending Acquisitions

      In April 1997, the Company signed a definitive agreement to acquire De La Cruz Auto Group ("De La Cruz"), which owns and operates four franchised automotive dealerships. The Company will issue shares of its common stock, par value $.01 per share ("Common Stock"), valued at approximately $40.0 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

      In March 1997, the Company signed a definitive agreement to acquire Tempe Toyota and related entities ("Tempe"), which operate one franchised automotive dealership and two used automotive dealerships. The Company will issue Common Stock valued at approximately $48.0 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

      In March 1997, the Company signed a definitive agreement to acquire Flemington Car and Truck Country and certain related dealerships ("Flemington"), which own and operate 24 franchised automotive dealerships. The Company will issue Common Stock valued at approximately $55.0 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

        In March 1997, the Company signed a definitive agreement to acquire Bankston Enterprises ("Bankston"), which owns and operates six franchised automotive dealerships. The Company will issue shares of Common Stock valued at approximately $37.4 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


      In February 1997, the Company signed a definitive agreement to acquire Joe Myers Automotive Group ("Joe Myers"), which owns and operates five franchised automotive dealerships. The Company will issue Common Stock valued at approximately $33.1 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

      In February 1997, the Company signed a definitive agreement to acquire Courtesy Auto Group, Inc. ("Courtesy"), which owns and operates nine franchised automotive dealerships. The Company will issue Common Stock valued at approximately $31.1 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

      Additionally, the Company has signed definitive agreements to acquire various other businesses in the automotive retailing and solid waste services industries which are not material to the Company. The Company will issue Common Stock valued in the aggregate at approximately $34.7 million in such transactions which will be accounted for under the purchase method of accounting, and will issue Common Stock valued in the aggregate at approximately $112.7 million in such transactions which will be accounted for under the pooling of interests method of accounting. These transactions are subject to customary conditions, including manufacturer and regulatory approvals, as applicable.

Acquisitions Completed Subsequent to March 31, 1997

      In May 1997, the Company acquired Spirit Rent-A-Car, Inc. ("Spirit"), which operates a vehicle rental business. The Company issued 3.1 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In May 1997, the Company acquired Chesrown Automotive Group ("Chesrown"), which owns and operates seven franchised automotive dealerships. The Company issued approximately 2.5 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In May 1997, the Company acquired Bledsoe Dodge, Inc. ("Bledsoe"), which operates three franchised automotive dealerships. The Company issued approximately 1.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      The Company's unaudited pro forma consolidated results of operations assuming the acquisitions of Spirit, Chesrown and Bledsoe had been consummated as of March 31, 1997 are as follows:




                                                     Three Months Ended
                                                         March 31,
                                                     -------------------
                                                   1997               1996
                                                   ----               ----
        Revenue ........................         $1,620.6           $1,136.8
                                                 ========           ========
        Net income .....................         $   32.2           $   18.1
                                                 ========           ========
        Net income per common and
          common equivalent share ......         $    .08           $    .06
                                                 ========           ========


      Additionally, subsequent to March 31, 1997, the Company has acquired various other businesses in the automotive retailing and solid waste services industries which were not material to the Company. The Company issued an aggregate of approximately .9 million shares of Common Stock in such transactions which have been accounted for under the purchase method of accounting and .5 million shares in such transactions which have been accounted for under the pooling of interests method of accounting.

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


Acquisitions Completed During the Three Months Ended March 31, 1997

      Significant businesses acquired through March 31, 1997 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through March 31, 1997 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

      In February 1997, the Company acquired National, which operates a vehicle rental business. The Company issued approximately 21.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In February 1997, the Company acquired Maroone, which owns and operates seven franchised automotive dealerships. The Company issued approximately 6.1 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In February 1997, the Company acquired Wallace, which owns and operates six franchised automotive dealerships. The Company issued approximately 1.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In February 1997, the Company acquired Taormina, which provides waste collection services and owns and operates a materials recycling facility. The Company issued approximately 7.4 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In February 1997, the Company acquired Kendall Automotive Group ("Kendall"), which owns and operates three franchised automotive dealerships. The Company issued approximately 1.2 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

      In January 1997, following approval by the Company's stockholders at a special meeting, the Company acquired AutoNation Incorporated ("AutoNation"), which is developing a chain of used vehicle megastores. The Company issued approximately 17.5 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

      In January 1997, the Company acquired Carlisle which owns and operates three franchised automotive dealerships. The Company issued approximately 1.0 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In January 1997, the Company acquired Grubb Automotive ("Grubb"), which owns and operates eight franchised automotive dealerships. The Company issued approximately 4.0 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

      In January 1997, the Company acquired Ed Mullinax, Inc. and subsidiaries ("Mullinax"), which owns and operates five franchised automotive dealerships. The Company issued approximately 3.6 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

        In addition, during the three months ended March 31, 1997, the Company acquired various other businesses in the automotive retailing, solid waste services and electronic security services industries which were not material to the Company. The Company issued an aggregate of approximately 1.9 million shares of Common Stock and paid approximately $40.4 million of cash in such transactions which will be accounted for under the purchase method of accounting, and issued an aggregate of approximately 4.0 million shares of Common Stock in such transactions which will be accounted for under the pooling of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not material in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

      Details of the results of operations of the Company and National, Maroone, Wallace, Taormina and Carlisle (the "Pooled Entities") for the periods before the pooling of interests business combinations were consummated are as follows:


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1997         1996
                                                          ----         ----
Revenue:
    The Company ............................            $  908.1      $  446.1
    Pooled Entities.........................               595.9         569.8
                                                        --------      --------
                                                        $1,504.0      $1,015.9
                                                        ========      ========

Net income:
    The Company ............................            $   15.7      $    3.5
    Pooled Entities ........................                13.2           8.9
                                                        --------      --------
                                                        $   28.9      $   12.4
                                                        ========      ========



      The following summarizes the preliminary purchase price allocations for business combinations (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) consummated during the three months ended March 31:



                                                            1997          1996
                                                            ----          ----
Property and equipment .........................        $  350.7        $ 22.5
Investment in subscriber accounts ..............             6.9           3.3
Intangible assets ..............................           480.2          49.5
Working capital deficiency, net of cash
   acquired ....................................           (18.9)         (7.9)
Long-term debt assumed .........................          (284.2)        (11.7)
Other liabilities, net .........................           (14.6)          (.7)
Common stock issued ............................          (479.7)        (52.8)
                                                        --------        ------
Cash used in acquisitions.......................        $   40.4        $  2.2
                                                        ========        ======




      The Company's unaudited pro forma consolidated results of operations assuming the acquisitions of Kendall, AutoNation, Grubb and Mullinax, all of which have been accounted for under the purchase method of accounting, had occurred on January 1, 1996 are as follows:


<Capiton>
                                                          Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                          1997          1996
                                                          ----          ----
Revenue ...................................             $ 1,629.8     $1,384.4
                                                        =========     ========

Net income .................................            $    22.6     $   13.6
                                                        =========     ========
Fully diluted net income per common
    and common equivalent share............             $     .06     $    .04
                                                        =========     ========




      The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1996.

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.  RECEIVABLES

      The components of receivables, net of allowance for doubtful accounts are as follows:


                                                                     March 31,           December 31,
                                                                       1997                  1996
                                                                     ---------           ------------
Trade ..........................................                     $ 265.0                 $286.3
Vehicle ........................................                       174.2                  226.6
Contracts in transit ...........................                        46.2                   19.3
Other ..........................................                        56.0                   19.5
                                                                     -------                 ------
Less: allowance for doubtful accounts .........                        541.4                  551.7
                                                                       (19.4)                 (16.0)
                                                                     -------                 ------
                                                                     $ 522.0                 $535.7
                                                                     =======                 ======



4.  MARKETABLE SECURITIES

      Marketable securities at March 31, 1997 consist of 15.0 million common shares of ADT Limited ("ADT") which were acquired in March 1997 upon exercise of a warrant (the "ADT Warrant") to purchase such shares at a purchase price of $20 per share. The ADT Warrant, which was received in July 1996 upon execution of a definitive agreement to acquire ADT, became exercisable upon termination of such agreement in September 1996. The ADT shares are classified as available-for-sale and are stated at fair value with unrealized gains, net of tax, reported as a separate component of shareholders' equity. As of March 31, 1997, the cost, unrealized gain and market value of the ADT common shares were $305.7 million, $69.3 million and $375.0 million, respectively.

      In May 1997, the Company sold the ADT common shares to certain institutional investors for $27.50 per share resulting in gross proceeds of approximately $412.5 million.

5.  REVENUE EARNING VEHICLES

    Revenue earning vehicles consist of the following:


                                                                     March 31,           December 31,
                                                                       1997                  1996
                                                                     ---------           -----------
Revenue earning vehicles .......................                     $4,333.1              $3,906.4
Less: accumulated depreciation .................                       (409.4)               (411.2)
                                                                     --------              --------
                                                                     $3,923.7              $3,495.2
                                                                     ========              ========



6.  PROPERTY AND EQUIPMENT

      A summary of property and equipment is shown below:


                                                                     March 31,         December 31,
                                                                       1997                1996
                                                                     ---------         ------------

Land, landfills and improvements ...............                    $   621.3              $  451.5
Furniture, fixtures and equipment ..............                        760.4                 657.1
Buildings and improvements .....................                        539.3                 355.1
                                                                    ---------              --------
                                                                      1,921.0               1,463.7
Less: accumulated depreciation and
    depletion ..................................                       (424.5)               (398.7)
                                                                    ---------              --------
                                                                    $ 1,496.5              $1,065.0
                                                                    =========              ========







                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

7.  INTANGIBLE ASSETS

      Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over forty years on a straight-line basis.

      Accumulated amortization of intangible assets at March 31, 1997 and December 31, 1996 was $59.9 million and $47.6 million, respectively.

8.  INVESTMENT IN SUBSCRIBER ACCOUNTS

      Investment in subscriber accounts consists of capitalized costs associated with new monitoring systems installed by the Company's electronic security services business and the cost of acquired subscriber accounts. These costs are amortized over ten years (based on historical customer attrition rates) on a straight-line basis.

      Accumulated amortization of investment in subscriber accounts at March 31, 1997 and December 31, 1996 was $30.2 million and $20.7 million, respectively.

9.  REVENUE EARNING VEHICLE DEBT

      Revenue earning vehicle debt consists of the following:



                                                                      March 31,                 December 31,
                                                                        1997                        1996
                                                                      ---------                 ------------
Amounts under $1.4 billion commercial paper
  program terminating March 1998; secured by
  eligible vehicle collateral and vehicle receivable
  balances; interest based on market dictated
  commercial paper rates ..............................                $1,397.0                    $ 1,396.9
Amounts under $1.1 billion commercial paper
  program terminating May 1998; secured by
  eligible vehicle collateral and vehicle receivable
  balances; interest based on market dictated
  commercial paper rates ..............................                   963.0                        856.3
Medium term notes payable; interest payable
   monthly at floating or fixed rates; due
   1999 - 2003.........................................                   799.7                        799.6
Amounts under various uncommitted revolving
   lease facilities with financing institutions in
   United Kingdom; secured by eligible vehicle
   collateral; interest based on an as quoted basis
   dictated by market competition; no stated
   expiration dates, reviewed annually ................                   195.4                        143.5
Other, including amounts to be financed after
   period end, under various revolving credit
   agreements and lease facilities ....................                   245.1                        292.1
                                                                       --------                    ---------
                                                                        3,600.2                      3,488.4
Less: long-term portion ...............................                  (799.7)                      (799.6)
                                                                       --------                    ---------
                                                                       $2,800.5                    $ 2,688.8
                                                                       ========                    =========



                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

10.  LONG-TERM DEBT AND NOTES PAYABLE

      Long-term debt and notes payable consist of the following:


                                                                             March 31,          December 31,
                                                                               1997                 1996
                                                                             ---------           -----------
$300.0 million unsecured credit facility; interest payable
   quarterly at LIBOR plus 30 basis points; repaid in
   April 1997...................................................              $ 300.0              $    --
$250.0 million revolving credit facility; interest payable
   monthly using either a competitive bid feature or LIBOR
   based rate; matures December 1998; unsecured ................                190.0                150.0
Vehicle inventory credit facilities secured by the Company's vehicle inventory; interest at LIBOR plus 2.75% or 1%
   above prime .................................................                233.5                114.3
Bonds payable under loan agreements with California
   Pollution Control Financing Authority; interest varies
   weekly as determined by remarketing agent....................                 43.8                 44.0
Notes to banks and financial institutions; secured by real
   property, equipment and other assets; interest ranging from
   2% to 14.5%; maturing through 2015 ..........................                 77.3                184.9
Other notes; secured by equipment and other assets; interest
   ranging from 4% to 11.8%; maturing through 2010 .............                 52.9                 38.9
                                                                              -------              -------
                                                                                897.5                532.1
Less: current maturities........................................               (577.1)              (184.1)
                                                                              -------              -------
                                                                              $ 320.4              $ 348.0
                                                                              =======              =======




      In April 1997, the Company replaced its existing $250.0 million credit facility with a new $1.0 billion unsecured revolving credit facility (the "Credit Facility") with certain banks for a term of five years. Outstanding advances, if any, are payable at the expiration of the five year term. The Credit Facility requires, among other items, that the Company maintain certain financial ratios and comply with certain financial covenants. Interest is determined using either a competitive bid feature or a LIBOR based rate.

      In March 1997, the Company entered into a $300.0 million unsecured credit facility with a bank. The proceeds from this facility were used to acquire 15.0 million common shares of ADT as discussed in Note 4. In April 1997, the Company refinanced amounts borrowed under this facility with proceeds from the Credit Facility.

11.  INCOME TAXES

      Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

12.  STOCK OPTIONS AND WARRANTS

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

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

      A summary of stock option and warrant transactions for the three months ended March 31, 1997 is as follows:



                                                                                                Weighted-Average
                                                                        Shares                    Exercise Price
                                                                        ------                   ----------------
Options and warrants outstanding at beginning
   of year ..............................................                 52.5                          $ 7.63
Granted .................................................                  9.1                           27.70
Exercised ...............................................                 (4.3)                           3.87
Canceled ................................................                  (.1)                          18.16
                                                                          ----
Options and warrants outstanding at
   March 31, 1997 .......................................                 57.2                           11.26
                                                                          ====

Options and warrants exercisable at
   March 31, 1997 .......................................                 36.4                            5.33
Options available for future grants at
   March 31, 1997 .......................................                 19.3                              --



        The following table summarizes information about outstanding and exercisable stock options and warrants at March 31, 1997:


                                                          Outstanding                           Exercisable
                                           -----------------------------------------       -----------------------


                                                        Weighted-
                                                        Average            Weighted-                     Weighted-
                                                        Remaining           Average                       Average
                                                      Contractual Life     Exercise                      Exercise
Range of Exercise Prices                   Shares         (Years)           Price          Shares          Price
------------------------                   ------     ----------------      ------         ------        ---------
 $  1.13 - $  2.75............              21.8          0.98              $ 2.39         21.1           $  2.41
    2.95 -   16.13............              21.7          6.12                9.32         13.4              6.85
   16.25 -   41.88............              13.7          9.65               28.44          1.9             27.61
                                            ----                                           ----
                                            57.2          5.02               11.26         36.4              5.33
                                            ====                                           ====



13.  INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Income per common and common equivalent share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing income per common and common equivalent share, the Company utilizes the modified treasury stock method.

                          REPUBLIC INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

      The computation of weighted average common and common equivalent shares used in the calculation of fully diluted income per share, which is substantially the same as the computation used to calculate primary income per share, is shown below:


                                                            Three Months Ended
                                                                March 31,
                                                          -----------------------
                                                          1997               1996
                                                          ----               ----
    Common shares outstanding ..................          349.2             255.9
    Common equivalent shares ...................           61.6              49.6
    Weighted average treasury shares
      purchased ................................          (22.6)            (16.5)
    Effect of using weighted average
      common and common equivalent
      shares outstanding .......................          (14.3)             (5.7)
                                                          -----             -----
                                                          373.9             283.3
                                                          =====             =====


      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("EPS"). This Statement replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company's pro forma basic and diluted EPS computed under SFAS No. 128 are as follows:


                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                          1997               1996
                                                          ----               ----
    Basic .....................................           $.09               $.05
    Diluted ...................................            .08                .04



14. SHAREHOLDERS' EQUITY

      In January 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of $552.7 million.

15. LEGAL MATTERS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations. The historical unaudited condensed consolidated financial statements of the Company include the financial position and results of operations of National Car Rental System, Inc. ("National"), Maroone Automotive Group ("Maroone"), Wallace Automotive Group ("Wallace"), Taormina Industries, Inc. ("Taormina") and Carlisle Motors, Inc. ("Carlisle") which the Company acquired during the three months ended March 31, 1997. These transactions have been accounted for under the pooling of interests method of accounting and, accordingly, the Company's historical financial statements have been restated as if the companies had operated as one entity since inception.

BUSINESS COMBINATIONS

      The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

Pending Acquisitions

      In April 1997, the Company signed a definitive agreement to acquire De La Cruz Auto Group ("De La Cruz"), which owns and operates four franchised automotive dealerships. The Company will issue shares of its common stock, par value $.01 per share ("Common Stock"), valued at approximately $40.0 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

      In March 1997, the Company signed a definitive agreement to acquire Tempe Toyota and related entities ("Tempe"), which operate one franchised automotive dealership and two used automotive dealerships. The Company will issue Common Stock valued at approximately $48.0 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

      In March 1997, the Company signed a definitive agreement to acquire Flemington Car and Truck Country and certain related dealerships ("Flemington"), which own and operate 24 franchised automotive dealerships. The Company will issue Common Stock valued at approximately $55.0 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

      In March 1997, the Company signed a definitive agreement to acquire Bankston Enterprises ("Bankston"), which owns and operates six franchised automotive dealerships. The Company will issue shares of Common Stock valued at approximately $37.4 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

      In February 1997, the Company signed a definitive agreement to acquire Joe Myers Automotive Group ("Joe Myers"), which owns and operates five franchised automotive dealerships. The Company will issue Common Stock valued at approximately $33.1 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

      In February 1997, the Company signed a definitive agreement to acquire Courtesy Auto Group, Inc. ("Courtesy"), which owns and operates nine franchised automotive dealerships. The Company will issue Common Stock valued at approximately $31.1 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

     Additionally, the Company has signed definitive agreements to acquire various other businesses in the automotive retail and solid waste services industries which are not material to the Company. The Company will issue Common Stock valued in the aggregate of approximately $34.7 million in such transactions which will be accounted for under the purchase method of accounting, and will issue Common Stock valued in the aggregate of approximately $112.7 million in such transactions which will be accounted for under the pooling of interests method of accounting. These transactions are subject to customary conditions, including manufacturer and regulatory approvals, as applicable.

Acquisitions Completed Subsequent to March 31, 1997

      In May 1997, the Company acquired Spirit Rent-A-Car, Inc. ("Spirit"), which operates a vehicle rental business. The Company issued 3.1 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In May 1997, the Company acquired Chesrown Automotive Group ("Chesrown"), which owns and operates seven franchised automotive dealerships. The Company issued approximately 2.5 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In May 1997, the Company acquired Bledsoe Dodge, Inc. ("Bledsoe"), which operates three franchised automotive dealerships. The Company issued approximately 1.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      Additionally, subsequent to March 31, 1997, the Company acquired various other businesses in the automotive retail and solid waste services industries which were not material to the Company. The Company issued an aggregate of approximately .9 million shares of Common Stock in such transactions which have been accounted for under the purchase method of accounting and .5 million shares in such transactions which have been accounted for under the pooling of interests method of accounting.

Acquisitions Completed During the Three Months Ended March 31, 1997

      Significant businesses acquired through March 31, 1997 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through March 31, 1997 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

      In February 1997, the Company acquired National, which operates a vehicle rental business. The Company issued approximately 21.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In February 1997, the Company acquired Maroone, which owns and operates seven franchised automotive dealerships. The Company issued approximately 6.1 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In February 1997, the Company acquired Wallace, which owns and operates six franchised automotive dealerships. The Company issued approximately 1.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In February 1997, the Company acquired Taormina, which provides waste collection services and owns and operates a materials recycling facility. The Company issued approximately 7.4 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In February 1997, the Company acquired Kendall Automotive Group ("Kendall"), which owns and operates three franchised automotive dealerships. The Company issued approximately 1.2 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

      In January 1997, following approval by the Company's stockholders at a special meeting, the Company acquired AutoNation Incorporated ("AutoNation"), which is developing a chain of used vehicle megastores. The Company issued approximately 17.5 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

      In January 1997, the Company acquired Carlisle which owns and operates three franchised automotive dealerships. The Company issued approximately 1.0 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

      In January 1997, the Company acquired Grubb Automotive ("Grubb"), which owns and operates eight franchised automotive dealerships. The Company issued approximately 4.0 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

      In January 1997, the Company acquired Ed Mullinax, Inc. and subsidiaries ("Mullinax"), which owns and operates five franchised automotive dealerships. The Company issued approximately 3.6 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

      In addition, during the three months ended March 31, 1997, the Company acquired various other businesses in the automotive retail, solid waste services and electronic security services industries which were not material to the Company. The Company issued an aggregate of approximately 1.9 million shares of Common Stock and paid approximately $40.4 million of cash in such transactions which will be accounted for under the purchase method of accounting, and issued an aggregate of approximately 4.0 million shares of Common Stock in such transactions which will be accounted for under the pooling of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not material in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

BUSINESS SEGMENT INFORMATION

      The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses and operating income (loss) with percentages of the applicable segment revenue, for each of the Company's various business segments for the three months ended March 31 (in millions):



                                                          1997         %               1996             %
                                                          ----         -               ----             -
Revenue:
    Automotive retail...........................        $ 667.3       44             $ 308.6           30
    Automotive rental ..........................          606.8       40               555.0           55
    Solid waste services .......................          203.3       14               136.9           13
    Electronic security services ...............           26.6        2                15.4            2
                                                        -------                      -------
                                                        1,504.0                      1,015.9

Cost of Operations:
    Automotive retail ..........................          590.2       88               270.5           88
    Automotive rental ..........................          484.8       80               436.9           79
    Solid waste services .......................          148.0       73                97.5           71
    Electronic security services ...............           11.6       44                 6.1           40
                                                        -------                      -------
                                                        1,234.6                        811.0
                                                        -------                      -------

Selling, General and Administrative:
    Automotive retail ..........................           68.6       10                32.4           10
    Automotive rental ..........................          121.6       20               120.3           22
    Solid waste services .......................           22.3       11                17.2           13
    Electronic security services ...............           10.6       40                 6.4           42
    Corporate ..................................            6.3       --                 2.8           --
                                                        -------                      -------
                                                          229.4                        179.1
                                                        -------                      -------

Operating Income (Loss):

    Automotive retail ..........................            8.5        1                 5.7            2
    Automotive rental ..........................             .4       --                (2.2)          --
    Solid waste services .......................           33.0       16                22.2           16
    Electronic security services ...............            4.4       17                 2.9           19
    Corporate ..................................           (6.3)      --                (2.8)          --
                                                        -------                      -------
                                                        $  40.0                      $  25.8
                                                        =======                      =======




CONSOLIDATED RESULTS OF OPERATIONS

      The Company's consolidated revenue increased 48% to $1.5 billion for the three months ended March 31, 1997 due to growth in all four of the Company's business segments. Consolidated operating income was $40.0 million and $25.8 million for the three months ended March 31, 1997 and 1996, respectively. Net income was $28.9 million and $12.4 million for the three months ended March 31, 1997 and 1996, respectively. Net income per common and common equivalent share was $.08 and $.04 for the three months ended March 31, 1997 and 1996, respectively.

AUTOMOTIVE RETAIL

      The Company currently operates 50 franchised automotive dealerships granted by various vehicle manufacturers, and has contracted to acquire 54 additional franchised automotive dealerships. The Company also operates ten used vehicle megastores under the name AutoNation USA, three used vehicle retail outlets under the names Valu Stop(sm) or Car Stop(sm) and two vehicle reconditioning centers.

      Revenue from the Company's automotive retail operations consists of sales of new and used vehicles and related automotive services and products. Automotive retail revenue was $667.3 million and $308.6 million for the three months ended March 31, 1997 and 1996, respectively. The increase is a result of the acquisitions of AutoNation, Mullinax, Grubb and Kendall during the first quarter of 1997, all of which have been accounted for under the purchase method of accounting. The Company has signed definitive agreements to acquire several additional franchised automotive dealerships and currently plans to continue this expansion for the remainder of 1997 and beyond.

      Cost of operations of the Company's automotive retail operations consists primarily of the cost of vehicles sold, including the cost of reconditioning used vehicles, the cost of parts and accessories and interest expense related to vehicle inventory financing. Cost of operations was $590.2 million and $270.5 million for the three months ended March 31, 1997 and 1996, respectively. The increase in aggregate dollars is due primarily to the acquisitions described above.

      Selling, general and administrative expenses consist primarily of sales salaries and commissions, marketing expenses and office salaries. Such expenses were $68.6 million and $32.4 million for the three months ended March 31, 1997 and 1996, respectively. The increase in aggregate dollars is due to the acquisitions described above. As previously discussed, AutoNation is in the process of acquiring and/or developing numerous additional sites. As the Company opens AutoNation stores and reconditioning centers during the remainder of 1997 and beyond, such operations will incur fixed operating and administrative costs immediately while revenue volume will tend to grow more gradually. Consequently, the Company anticipates it will take approximately nine months for an average AutoNation store to generate operating income.

AUTOMOTIVE RENTAL

      Revenue from the Company's automotive rental operations consists primarily of rental fees and sales of related rental products from the leisure and business travel segments. Rental revenue was $606.8 million and $555.0 million for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily due to higher rental volume and, to a lesser extent, increases in average daily rental rates.

      Automotive rental operating expenses consist primarily of vehicle depreciation, interest and lease expenses and other direct operating expenses including personnel, insurance, fleet maintenance and rental location occupancy costs. Such expenses were $484.8 million and $436.9 million for the three months ended March 31, 1997 and 1996, respectively. The increase in aggregate dollars is attributed to the increase in rental volume during the period.

      Selling, general and administrative expenses related to the Company's automotive rental operations consist primarily of administrative personnel, marketing costs and agent and tour operator commissions. Such expenses were 20% and 22% of automotive rental revenue for the three months ended March 31, 1997 and 1996, respectively. The decrease in selling, general and administrative expenses as percentages of rental revenue is due to lower administrative expenses for acquired businesses and overall growth in revenue.

SOLID WASTE SERVICES

      Revenue from the Company's solid waste services operations consists of collection fees from residential, commercial and industrial customers and landfill disposal fees charged to third parties. Solid waste revenue was $203.3 million and $136.9 million for the three months ended March 31, 1997 and 1996, respectively. The increase is a result of acquisitions as well as the expansion of the Company's existing business.

      Cost of solid waste services includes disposal, labor and equipment operating costs related to waste collection operations and the cost of operating the Company's landfills which consist of daily operating expenses, legal and administrative costs of ongoing environmental compliance and site closure and post-closure costs. Certain direct landfill development costs, such as engineering, upgrading cell construction and permitting costs are capitalized and depleted based on consumed airspace. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services are expensed as incurred. Cost of solid waste services was $148.0 million and $97.5 million for the three months ended March 31, 1997 and 1996, respectively. The increase in aggregate dollars is a result of the expansion of the Company's solid waste services operations through acquisition and internal growth. Such expenses were 73% and 71% of solid waste services revenue for the three months ended March 31, 1997 and 1996, respectively. The increase in cost of solid waste services as percentages of solid waste revenue is primarily a result of certain of the Company's acquired collection companies which had higher levels of operating costs than the Company's historical operations.

      Selling, general and administrative expenses related to the Company's solid waste services operations consist primarily of office salaries, supervisor salaries and office expenses. Such expenses were $22.3 million and $17.2 million for the three months ended March 31, 1997 and 1996, respectively. The increase in aggregate dollars primarily reflects the growth of the Company's business through acquisitions. Selling, general and administrative expenses were 11% and 13% of solid waste services revenue for the three months ended March 31, 1997 and 1996, respectively. The decrease in selling, general and administrative expenses as percentages of solid waste services revenue is primarily due to the reduction of administrative expenses for acquired businesses and growth in revenue.

ELECTRONIC SECURITY SERVICES

      Revenue from the Company's electronic security services operations results from monitoring contracts for security systems and fees charged for the sale and installation of such systems. Electronic security revenue was $26.6 million and $15.4 million for the three months ended March 31, 1997 and 1996, respectively. The increase is principally a result of acquisitions and the installation of new monitoring systems during the period.

      Cost of electronic security services primarily consists of the amortization of capitalized labor and equipment associated with the sale and installation of security systems and the cost of servicing and monitoring such systems. Cost of electronic security services was $11.6 million and $6.1 million for the three months ended March 31, 1997 and 1996, respectively. The increase in aggregate dollars is a result of the installation of new monitoring systems and acquisitions of subscriber accounts. Cost of electronic security services was 44% and 40% of electronic security revenue for the three months ended March 31, 1997 and 1996, respectively. This increase is primarily a result of the Company's expansion through the opening of additional branch offices which have not yet reached the revenue volume of a mature branch office, yet have attained a full level of operating costs and expenses.

      Selling, general and administrative expenses related to the Company's electronic security services operations consist primarily of office salaries, office expenses and marketing expenses. Such expenses were $10.6 million and $6.4 million for the three months ended March 31, 1997 and 1996, respectively. The increase in aggregate dollars primarily reflects the Company's expanded operations through the growth of its existing business. Selling, general and administrative expenses were 40% and 42% of electronic security revenue for the three months ended March 31, 1997 and 1996, respectively. The decrease is primarily due to growth in revenue and the reduction of administrative expenses for acquired businesses.

CORPORATE ACTIVITIES

      Corporate selling, general and administrative expenses consist primarily of office salaries for corporate employees, professional and regulatory fees, office expenses and the cost of business travel. Such expenses were $6.3 million and $2.8 million for the three months ended March 31, 1997 and 1996, respectively. The increase is a result of the overall growth experienced by the Company.

INTEREST INCOME

      Interest income was $7.6 million and $5.0 million for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily due to interest income from the proceeds of the sale of Common Stock in January 1997.

INTEREST EXPENSE

      Interest expense was incurred primarily on debt assumed in acquisitions. Interest expense was $3.3 million and $8.4 million for the three months ended March 31, 1997 and 1996, respectively. The decrease is primarily due to the repayment of debt assumed in acquisitions. Interest expense related to revenue earning vehicle financing in the Company's automotive rental operations is included in vehicle rental operating expenses. Interest expense related to the vehicle inventory financing in the Company's automotive retail operations is included in cost of vehicle sales.

INCOME TAXES

      Income tax expense was $17.0 million and $12.0 million for the three months ended March 31, 1997 and 1996, respectively. The effective income tax rate was 37% and 49% for the three months ended March 31, 1997 and 1996, respectively. The decrease in the effective income tax rate for 1997 is primarily due to varying historical effective income tax rates of acquired businesses accounted for under the pooling of interests method of accounting.

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

      The Company periodically reassesses its methods and assumptions used to estimate such accruals for landfill and environmental costs and adjusts such accruals accordingly. Such factors considered are changing regulatory requirements, the effects of inflation, changes in operating climates in regions in which the Company's facilities are located and the expectations regarding costs of securing environmental services.

FINANCIAL CONDITION

      At March 31, 1997, the Company had $199.2 million in cash; approximately $4.5 billion in total debt outstanding, $3.6 billion of which was secured by revenue earning vehicles and $233.5 million of which was borrowed under vehicle inventory financings secured by vehicle inventories; and approximately $60.0 million of availability under its $250.0 million revolving credit facility which may be used for general corporate purposes. In April 1997, the Company replaced its existing $250.0 million credit facility with a new $1.0 billion unsecured revolving credit facility. The Company believes that its financial condition is strong and that it has sufficient operating cash flow and other financial resources necessary to meet its anticipated capital requirements and obligations as they come due.

      In connection with the Company's automotive rental operations, Alamo and National, through separate special purpose entities, may issue up to $1.4 billion and $1.1 billion of commercial paper, respectively, the proceeds of which may be used solely to purchase or finance rental fleet vehicles that are subject to manufacturer repurchase programs or to refinance repurchase receivables due from vehicle manufacturers under repurchase programs. National has also issued $800.0 million of medium term notes, the proceeds of which were used to finance rental fleet vehicles. The Company has various other credit facilities to finance its current vehicle rental operations in Europe and other foreign markets. In connection with the development of the AutoNation megastores, the Company, through AutoNation, is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $74.6 million at March 31, 1997.

Working Capital

      Working capital at March 31, 1997 was $1.4 billion as compared to $1.3 billion at December 31, 1996. The increase in working capital primarily results from the sale of Common Stock in January 1997 in a private placement transaction resulting in net proceeds to the Company of approximately $552.7 million. Such proceeds were used to repay a portion of revenue earning vehicle debt and other debt assumed in acquisitions. The Company believes working capital may decline during the remainder of 1997 and beyond to lower levels as additional capital is used for the continued expansion of the Company's businesses including acquisitions and the development of the AutoNation business.

      Revenue earning vehicles, net consist of the Company's vehicle rental fleet, net of accumulated depreciation, and were $3.9 billion at March 31, 1997 as compared to $3.5 billion at December 31, 1996. The increase is primarily due to seasonality of fleet requirements.

      Marketable securities at March 31, 1997 represent 15.0 million common shares of ADT Limited ("ADT") acquired by the Company in March 1997. Such shares were acquired pursuant to a warrant to acquire 15.0 million common shares of ADT at $20 per share which became exercisable upon termination of the Company's agreement to acquire ADT in September 1996. The Company financed the purchase of the ADT shares through a $300.0 million unsecured credit facility bearing interest at LIBOR plus 30 basis points. The Company refinanced this debt in April 1997 upon closing the amendment to its revolving credit facility as discussed above. In May 1997, the Company sold the ADT common shares to certain institutional investors for $27.50 per share resulting in gross proceeds of approximately $412.5 million.

      Advances to affiliate at December 31, 1996 of $247.5 million includes advances made to AutoNation and accrued interest thereon pursuant to a loan agreement whereby the Company agreed to provide a line of credit to AutoNation for the development of new and used vehicle megastores. The Company acquired AutoNation in January 1997 and, therefore, such advances have been eliminated in the condensed consolidated balance sheet at March 31, 1997.

      Inventory was $493.7 million at March 31, 1997 as compared to $185.4 million at December 31, 1996. Inventory consists primarily of retail vehicles held for sale valued using the specific identification method. The increase is primarily attributed to various acquisitions related to the Company's automotive retail business completed during the first quarter of 1997 accounted for under the purchase method of accounting.

      Accounts payable and accrued liabilities at March 31, 1997 were $565.2 million as compared to $470.7 million at December 31, 1996. The increase is primarily attributed to various business acquisitions and expansion of the Company's existing businesses.

      Revenue earning vehicle debt consists of the Company's obligations to various financial institutions secured by the Company's vehicle rental fleet. The current maturities of such debt were $2.8 billion at March 31, 1997 and $2.7 billion at December 31, 1996. The Company expects to continue to fund its purchases of revenue earning vehicles with secured vehicle financings.

      Notes payable and current maturities of long-term debt was $577.1 million at March 31, 1997 as compared to $184.1 million at December 31, 1996. Such increase is primarily due to borrowings under the $300.0 unsecured credit facility used to fund the purchase of the ADT common shares as discussed above.

Property and Equipment

      Property and equipment increased $457.3 million during the three months ended March 31, 1997 as a result of various business acquisitions and increased capital expenditures resulting from expansion of the Company's existing businesses.

Intangible Assets

      Intangible assets increased $487.0 million during the three months ended March 31, 1997 as a result of the acquisition of various businesses accounted for under the purchase method of accounting during the period.

Shareholders' Equity

      Shareholders' equity increased $1.1 billion during the three months ended March 31, 1997 primarily due to the January 1997 sale of approximately 15.8 million shares of Common Stock which resulted in aggregate net proceeds of approximately $552.7 million and the acquisition of various businesses accounted for under the purchase method of accounting.

CASH FLOWS

      Cash and cash equivalents decreased by $100.3 million and $25.2 million during the three months ended March 31, 1997 and 1996, respectively. The major components of these changes are discussed below.

Cash Used in Investing Activities

      Capital additions were approximately $719.2 million and $646.4 million during the three months ended March 31, 1997 and 1996, respectively, which included the purchase of revenue earning vehicles (net of sales) and property and equipment. The increase is attributed primarily to the development of AutoNation megastores, various business acquisitions and increased capital expenditures resulting from expansion of the Company's existing businesses.

      In March 1997, the Company exercised its warrant to acquire 15.0 million common shares of ADT for $20 per share. The purchase of the ADT shares was financed through borrowings under a credit facility as discussed above.

      In addition, prior to consummation of the AutoNation acquisition, Republic advanced an additional $50.0 million to AutoNation under the AutoNation Loan Agreement as previously discussed.

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

Cash Provided by Financing Activities

      Cash provided by financing activities during the three months ended March 31, 1997 and 1996 resulted from revenue earning vehicle financing, commercial bank borrowings, repayments of debt and issuances of Common Stock. In January 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $552.7 million. Proceeds from private placements combined with cash provided by operating activities were used to fund capital additions and the expansion of the Company's business during the periods.

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

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         (c) Sales of unregistered shares during the three months ended March 31, 1997:

         All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         On January 3, 1997, in connection with the acquisition of Ed Mullinax, Inc. ("Mullinax"), the Company issued 3,633,189 shares of Common Stock to the shareholders of Mullinax in exchange for all of the issued and outstanding stock of Mullinax.

         On January 16, 1997, in connection with the acquisition of AutoNation Incorporated ("AutoNation"), the Company issued 17,467,217 shares of Common Stock to the shareholders of AutoNation in exchange for all of the issued and outstanding stock of AutoNation.

         On January 21, 1997, in connection with the acquisition of Carlisle Motors, Inc. and Credit Management Acceptance Corporation ("Carlisle"), the Company issued 1,033,257 shares of Common Stock to the shareholders of Carlisle in exchange for all of the issued and outstanding stock of Carlisle.

         On January 23, 1997, in connection with the acquisition of Lancaster Alarm Company, Inc. d/b/a Commonwealth Security ("Commonwealth"), the Company issued 865,068 shares of Common Stock to the shareholders of Commonwealth in exchange for all of the issued and outstanding stock of Commonwealth.

         On January 31, 1997, in connection with the acquisition of Grubb Automotive ("Grubb"), the Company issued 3,981,272 shares of Common Stock to the shareholders of Grubb in exchange for all of the issued and outstanding stock of Grubb.

         On February 24, 1997, in connection with the acquisition of National Car Rental System, Inc. ("National"), the Company issued 21,711,807 shares of Common Stock to the shareholders of National in exchange for all of the issued and outstanding stock of National.

         On February 27, 1997, in connection with the acquisition of Taormina Industries, Inc. ("Taormina"), the Company issued 7,434,462 shares of Common Stock to the shareholders of Taormina in exchange for all of the issued and outstanding stock of Taormina.

         On February 28, 1997, in connection with the acquisition of Maroone Automotive Group ("Maroone"), the Company issued 6,104,116 shares of Common Stock to the shareholders of Maroone in exchange for all of the issued and outstanding stock of Maroone.

         On February 28, 1997, in connection with the acquisition of The Wallace Companies ("Wallace"), the Company issued 1,679,389 shares of Common Stock to the shareholders of Wallace in exchange for all of the issued and outstanding stock of Wallace.

         On February 28, 1997, in connection with the acquisition of Champion Chevrolet, Inc. ("Champion"), the Company issued 190,398 shares of Common Stock to the shareholders of Champion in exchange for all of the issued and outstanding stock of Champion.

         On February 28, 1997, in connection with the acquisition of the AAA Disposal Service Companies ("AAA Disposal"), the Company issued 2,916,670 shares of Common Stock to the shareholders of AAA Disposal in exchange for all of the issued and outstanding stock of AAA Disposal.

         On February 28, 1997, in connection with the acquisition of R & B Holding Company, Inc. and GFB Enterprises, Inc. d/b/a Kendall Toyota ("Kendall"), the Company issued 1,216,360 shares of Common Stock to the shareholders of Kendall in exchange for all of the issued and outstanding stock of Kendall.

         On March 11, 1997, in connection with the acquisition of the assets of Taylor Jeep Eagle, Inc. ("Taylor"), the Company issued 470,980 shares of Common Stock to Taylor.

         From time to time throughout the three months ended March 31, 1997, the Company issued an aggregate of 3,543,100 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $2.25 to $3.78.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Special Meeting of Shareholders held on January 16, 1997, the shareholders voted to approve and adopt a merger agreement, dated as of May 8, 1996, as amended, by and among the Company, RI/ANI Merger Corp., AutoNation Incorporated, H. Wayne Huizenga, Steven R. Berrard and JM Family Enterprises and the transactions set forth therein (155,399,057 votes were cast for this matter, 144,634 votes were cast against this matter and there were 152,983 abstentions and broker non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                10.1 Merger Agreement, dated as of February 3, 1997, among Republic Industries, Inc., RI/T Merger Corp., Taormina Industries, Inc., Taormina Revocable Inter Vivos Trust U/A/D July 26, 1983, Vincent Cosmo Taormina Revocable Inter Vivos Trust U/A/D May 14, 1984, the C.V. Taormina Family Trust U/A/D September 16, 1980, William C. Taormina and Vincent C. Taormina (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, dated February 27, 1997).

                10.2 Merger Agreement, dated as of February 4, 1997 among Republic Industries, Inc., certain wholly-owned subsidiaries of Republic Industries, Inc., AAA Disposal Service, Inc., AAA Commercial, Inc., AAA Recycling, Inc., AAA Maintenance, Inc. and AAA Land and Building Co., Inc., Larry E. Edwards, the Jeffrey L. Edwards Trust U/T/A/D April 3, 1989, the Kevin S. Edwards Trust U/T/A/D April 3, 1989, the Mitchell G. Edwards Trust U/T/A/D April 3, 1989, the Troy L. Edwards Trust U/T/A/D April 3, 1989, and the Samantha L. Edwards U/T/A/D April 3, 1989 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K, dated February 27, 1997).

                10.3 Merger and Reorganization Agreement, dated as of February 2, 1997 among Republic Industries, Inc., certain wholly-owned subsidiaries of Republic Industries, Inc., Wallace Ford, Inc., Wallace Nissan, Inc., Wallace Dodge, Inc., Wallace Lincoln- Mercury, Inc., Stuart Lincoln-Mercury, Inc., Bill Wallace Enterprises, Inc. d/b/a Stuart Mitsubishi, Wallace Imports, Inc., Mechanical Warranty Protection, Inc. and William L. Wallace (incorporated by reference to Exhibit
                        2.3 to Registrant's Current Report on Form 8-K, dated February 27, 1997).

                10.4 Merger and Acquisition Agreement, dated as of January 12, 1997 among Republic Industries, Inc., certain wholly-owned subsidiaries of Republic Industries, Inc., Maroone Chevrolet, Inc., Maroone Oldsmobile, Inc., Maroone Isuzu, Inc., Maroone Dodge, Inc., Al Maroone Ford, Inc., Maroone Car & Truck Rental Company, Empire Warranty Corporation, Empire Warranty Holding Company, Empire Service Agency, Inc., Quantum Premium Finance Corporation, Alkit Enterprises, Inc., Maroone Management Services, Limited, Maroone Dodge Pompano, Limited, Maroone Chevrolet Ft. Lauderdale, Limited, Albert E. Maroone, Michael E. Maroone, Katherine C. Maroone, Kathleen Hoctor, Patricia Damoorgian, Faisal Ahmed, Maroone Isuzu, Inc., Floyd Clements and Curtis L. Rodman (incorporated by reference to Exhibit 2.4 to Registrant's Current Report on Form 8-K, dated February 27, 1997).

                10.5 Merger Agreement, dated as of November 15, 1996 among Republic Industries, Inc., RI/RB Merger Corp., RI/GFB Merger Corp., R&B Holding Company d/b/a Kendall Toyota and Kendall KIA, G.F.B. Enterprises, Inc. d/b/a Lexus of Kendall and Gerald F. Bean (incorporated by reference to Exhibit 2.5 to Registrant's Current Report on Form 8-K, dated February 27, 1997).

                10.6 Merger Agreement, dated as of February 4, 1997 among Republic Industries, Inc., Republic Waste Companies Holding Co., RI/YWD Merger Corp., York Waste Disposal, Inc., Scott R. Wagner, Robert A. Kinsley, Patrick A. Kinsley, Jonathan R. Kinsley, Christopher A. Kinsley, Timothy J. Kinsley and Robert Anthony Kinsley (incorporated by reference to Exhibit 2.6 to Registrant's Current Report on Form 8-K, dated February 27, 1997).

                27.1 Financial Data Schedule for the Three Months Ended March 31, 1997 (For SEC use only)

                27.2 Financial Data Schedule for the Three Months Ended March 31, 1996 (Restated) (For SEC use only)

         (b)    Reports on Form 8-K :

                Form 8-K dated January 3, 1997 reporting the acquisitions of Mullinax and Bell Dodge, Inc.

                Form 8-K dated January 5, 1997 reporting the agreement entered into with National.

                Form 8-K dated January 14, 1997 reporting the acquisition of Maroone.

                Form 8-K dated January 16, 1997 reporting the acquisition of AutoNation.

                Form 8-K/A dated January 16, 1997 reporting the acquisition of AutoNation.

                Form 8-K dated January 20, 1997 reporting the sale of 15.8 million shares of Common Stock.

                Form 8-K dated January 27, 1997 reporting financial information for consummated or probable acquisitions and National.

                Form 8-K dated January 30, 1997 reporting fourth quarter operating results.

                Form 8-K dated February 4, 1997 reporting intent to acquire Courtesy Automotive Group, Inc., Joe Myers Automotive, Mike Shad Ford, Flemington Car and Truck, Chesrown Automotive, Bankston Enterprises, Bledsoe Dodge and Tempe Toyota and related entities.

                Form 8-K dated February 24, 1997 reporting the acquisition of National.

                Form 8-K dated February 27, 1997 reporting the acquisitions of Taormina, AAA Disposal, Wallace, Maroone, Kendall and York Waste Disposal, Inc. and certain financial information for consummated acquisitions.

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                REPUBLIC INDUSTRIES, INC.



Date: May 12, 1997                          By: /s/ Michael S. Karsner
                                                ----------------------------
                                                Michael S. Karsner
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)