Form 10-Q
period 1997-06-30
REPUBLIC INDUSTRIES INC
filed 1997-08-14
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On August 11, 1997, the registrant had 385,021,207 outstanding shares of common stock, par value $.01 per share.

                            REPUBLIC INDUSTRIES, INC.

                                      INDEX



                           PART I. FINANCIAL INFORMATION
                                                                                       PAGE
                                                                                       ----
ITEM 1.   FINANCIAL STATEMENTS
          Unaudited Condensed Consolidated Balance Sheets as
           of June 30, 1997 and December 31, 1996 (Restated)..........................   3

          Unaudited Condensed Consolidated Statements of Operations
            for the Three and Six Months Ended June 30, 1997 and 1996 (Restated)......   4

          Unaudited Condensed Consolidated Statement of Shareholders'
            Equity for the Six Months Ended June 30, 1997.............................   5

          Unaudited Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1997 and 1996 (Restated).................   6

          Notes to Unaudited Condensed Consolidated Financial Statements..............   7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................................  16

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.......................................................  25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................  25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................  26


                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                            REPUBLIC INDUSTRIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                          June 30,     December 31,
                                                                                            1997           1996
                                                                                            ----           ----
                                                                                                        (Restated)
                                                          ASSETS

Current assets:
   Cash and cash equivalents.......................................................        $  130.1      $  326.0
   Receivables, net.................................................................          616.1         560.7
   Revenue earning vehicles, net....................................................        4,524.9       3,583.0
   Inventory........................................................................          758.2         310.3
   Other current assets.............................................................          124.9         398.6
                                                                                           --------      --------
       Total current assets.........................................................        6,154.2       5,178.6
Property and equipment, net.........................................................        1,758.0       1,113.9
Intangible assets, net..............................................................          870.6         262.0
Investment in subscriber accounts, net..............................................          120.3          92.4
Other assets........................................................................           21.8          42.4
                                                                                           --------      --------
                                                                                           $8,924.9      $6,689.3
                                                                                           ========      ========
                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.................................................................       $  241.3      $  287.0
   Accrued liabilities..............................................................          405.0         224.7
   Estimated liability insurance claims.............................................          209.0         208.1
   Revenue earning vehicle debt.....................................................        3,212.6       2,535.6
   Notes payable and current maturities of long-term debt...........................          344.0         306.5
   Other current liabilities........................................................          370.5         292.9
                                                                                           --------      --------
       Total current liabilities....................................................        4,782.4       3,854.8
Long-term debt, net of current maturities...........................................          240.8         371.7
Long-term revenue earning vehicle debt..............................................          799.6         844.8
Other liabilities...................................................................          434.0         241.0
Commitments and contingencies
Shareholders' equity:
   Preferred stock, par value $.01 per share;
     5,000,000 shares authorized; none issued.......................................             --            --
   Common stock, par value $.01 per share; 1,500,000,000
     and 500,000,000, shares authorized,
     respectively; 373,614,443 and 308,619,292
     shares issued and outstanding, respectively....................................            3.7           3.1
   Additional paid-in capital.......................................................        2,583.2       1,369.2
   Retained earnings................................................................           81.2           4.7
                                                                                           --------      --------
              Total shareholders' equity............................................        2,668.1       1,377.0
                                                                                           --------      --------
                                                                                           $8,924.9      $6,689.3
                                                                                           ========      ========



        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)


                                                            Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                            ------------------          --------------------
                                                            1997          1996          1997           1996
                                                            ----          ----          ----            ----
                                                                        (Restated)                   (Restated)

Revenue:
    Automotive sales..................................     $1,347.1      $  637.9      $2,246.1       $1,168.9
    Automotive rentals................................        739.5         671.0       1,380.8        1,255.1
    Solid waste services..............................        263.0         170.3         466.2          307.1
    Electronic security services......................         28.0          22.1          54.6           37.6
                                                           --------      --------      --------       --------
                                                            2,377.6       1,501.3       4,147.7        2,768.7
Expenses:
    Cost of automotive sales..........................      1,204.6         571.8       1,998.5        1,036.3
    Automotive rental operating expenses..............        561.6         516.6       1,075.2          977.0
    Cost of solid waste services......................        193.5         118.9         341.6          216.3
    Cost of electronic security services .............         12.8          11.0          24.4           17.2
    Selling, general and administrative...............        301.8         226.7         560.0          431.4
    Restructuring and non-recurring
        expenses......................................         94.1            --          94.1             --
                                                           --------      --------      --------       --------

Operating income......................................          9.2          56.3          53.9           90.5

Interest income.......................................          3.8           6.9          11.2           12.0
Interest expense......................................         (5.9)        (11.5)         (9.4)         (19.9)
Other income, net.....................................        102.3           2.9         105.8            6.0
                                                           --------      --------      --------       --------

Income before income taxes............................        109.4          54.6         161.5           88.6
Provision for income taxes............................         39.9          24.6          59.2           41.1
                                                           --------      --------      --------       --------

Net income............................................     $   69.5      $   30.0      $  102.3       $   47.5
                                                           ========      ========      ========       ========

Net income per common and common
        equivalent share..............................     $    .17      $    .09      $    .26       $    .15
                                                           ========      ========      ========       ========



        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In millions)




                                                                        Additional
                                                               Common     Paid-in     Retained
                                                                Stock     Capital     Earnings
                                                               ------     -------     --------
Balance at December 31, 1996 (Restated)......................    $3.1     $1,369.2     $  4.7
    Sale of common stock.....................................      .2        552.5         --
    Exercise of stock options and warrants...................      --         19.0         --
    Stock issued in acquisitions.............................      .4        610.3         --
    Other....................................................      --         32.2      (25.8)
    Net income...............................................      --           --      102.3
                                                                 ----     --------     ------

Balance at June 30, 1997.....................................    $3.7     $2,583.2     $ 81.2
                                                                 ====     ========     ======




         The accompanying notes are an integral part of this statement.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                     Six  Months Ended
                                                                                          June 30,
                                                                                 -------------------------
                                                                                   1997            1996
                                                                                   ----            ----
                                                                                                (Restated)

CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income................................................................    $   102.3       $    47.5
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Restructuring and non-recurring expenses..............................         94.1              --
       Depreciation and amortization.........................................        455.8           383.0
       Gain on sale of marketable securities.................................       (102.3)             --
       Changes in assets and liabilities, net of effects
         from business combinations:
           Receivables.......................................................         53.8            25.4
           Inventory.........................................................        (66.6)           12.2
           Other assets......................................................         85.3             9.3
           Accounts payable and accrued liabilities..........................       (115.0)           46.8
           Other liabilities.................................................         68.1            66.9
                                                                                 ---------       ---------
                                                                                     575.5           591.1
                                                                                 ---------       ---------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of revenue earning vehicles.....................................     (3,220.6)       (2,879.5)
   Sales of revenue earning vehicles.........................................      1,882.1         1,477.5
   Purchases of property and equipment.......................................       (255.5)         (108.3)
   Purchase of marketable securities.........................................       (300.0)             --
   Sale of marketable securities.............................................        402.3              --
   Cash used in business combinations........................................        (29.3)          (16.9)
   Other.....................................................................        (78.3)          (82.0)
                                                                                 ---------       ---------
                                                                                  (1,599.3)       (1,609.2)
                                                                                 ---------       ---------
CASH PROVIDED BY FINANCING ACTIVITIES:
   Payments of revenue earning vehicle financing.............................     (7,488.6)       (9,845.7)
   Proceeds from revenue earning vehicle financing...........................      8,325.6        10,789.7
   Payments of notes payable and long-term debt..............................     (2,869.5)          (80.0)
   Proceeds from notes payable and long-term debt............................      2,323.7           148.0
   Sale of common stock,,....................................................        552.7           197.6
   Exercise of stock options and warrants....................................         19.0             5.6
   Other.....................................................................        (35.0)          (28.6)
                                                                                 ---------       ---------
                                                                                     827.9         1,186.6
                                                                                 ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................       (195.9)          168.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................        326.0           365.5
                                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................    $   130.1       $   534.0
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

         The accompanying financial statements also include the financial position and results of operations of The Pierce Corporation ("Pierce"), which the Company acquired in June 1997; Flemington Car and Truck Country and certain related dealerships ("Flemington"), Spirit Rent-A-Car, Inc. ("Spirit"), Chesrown Automotive Group ("Chesrown") and Bledsoe Dodge, Inc. ("Bledsoe"), all of which the company acquired in May 1997; National Car Rental System, Inc. ("National"), Maroone Automotive Group ("Maroone"), Wallace Automotive Group ("Wallace") and Taormina Industries, Inc. ("Taormina"), all of which the Company acquired in February 1997; and Carlisle Motors, Inc. ("Carlisle") which the Company acquired in January 1997. These business combinations have been accounted for under the pooling of interests method of accounting and, accordingly, the financial statements and notes thereto for the periods prior to the acquisition dates have been restated as if the Company and Pierce, Flemington, Spirit, Chesrown, Bledsoe, National, Maroone, Wallace, Taormina and Carlisle had operated as one entity since inception. See Note 2 for a further discussion of business combinations.

2.  BUSINESS COMBINATIONS

PENDING ACQUISITIONS

         In August 1997, the Company announced an offer to acquire EuroDollar Holdings plc ("EuroDollar"), which operates an automotive rental business primarily in the United Kingdom. The Company will pay approximately $150.0 million in cash or notes in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approval and approval by the requisite number of EuroDollar shareholders.

         In July 1997, the Company signed a definitive agreement to acquire Dobbs Automotive Group ("Dobbs"), which owns and operates twenty franchised automotive dealerships. The Company will issue shares of its common stock, par value $.01 per share ("Common Stock"), valued at approximately $200.0 million in this transaction which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In July 1997, the Company signed a definitive agreement to acquire the Anderson Dealership Group ("Anderson"), which owns and operates nine franchised automotive dealerships. The Company will issue Common Stock valued at approximately $40.0 million in this transaction which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In July 1997, the Company signed a definitive agreement to acquire the assets of Silver State Disposal Service, Inc. ("Silver State"), which provides waste collection services. The Company will issue Common Stock valued at approximately $378.0 million in this transaction which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approvals.

         In June 1997, the Company signed a definitive agreement to acquire the Appleway Automotive Group ("Appleway"), which owns and operates eight franchised automotive dealerships. The Company will issue Common Stock valued at approximately $42.6 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         In May 1997, the Company signed a definitive agreement to acquire Desert Buick-GMC Automotive Group ("Desert"), which owns and operates four franchised automotive dealerships. The Company will issue Common Stock valued at approximately $38.0 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In May 1997, the Company signed a definitive agreement to acquire Gulf Management, Inc. ("Gulf"), which owns and operates two franchised automotive dealerships. The Company will issue Common Stock valued at approximately $45.0 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         Additionally, the Company has signed definitive agreements to acquire various other businesses in the automotive retail and solid waste services industries which are not material to the Company. The Company will issue Common Stock and/or cash valued in the aggregate at approximately $50.6 million in such transactions which will be accounted for under the purchase method of accounting, and will issue Common Stock valued in the aggregate at approximately $90.9 million in such transactions which will be accounted for under the pooling of interests method of accounting. These transactions are subject to customary conditions, including manufacturer and regulatory approvals, as applicable.

ACQUISITIONS COMPLETED SUBSEQUENT TO JUNE 30, 1997

         In August 1997, the Company acquired Snappy Car Rental, Inc. ("Snappy"), which operates an automotive rental business. The Company issued approximately 1.0 million shares of Common Stock in this transaction which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired Value Rent-A-Car ("Value"), which operates an automotive rental business. The Company issued approximately 3.4 million shares of Common Stock in this transaction which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired Courtesy Auto Group ("Courtesy"), which owns and operates eleven franchised automotive dealerships. The Company issued approximately 1.4 million shares of Common Stock in this transaction which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired De La Cruz Auto Group ("De La Cruz"), which owns and operates four franchised automotive dealerships. The Company issued approximately 1.8 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         Additionally, subsequent to June 30, 1997, the Company has acquired various other businesses in the automotive retail and solid waste services industries which were not material to the Company. The Company issued an aggregate of approximately 2.2 million shares of Common Stock and paid approximately $45.7 million in cash in such transactions which have been accounted for under the purchase method of accounting and issued an aggregate of approximately .7 million shares in such transactions which have been accounted for under the pooling of interests method of accounting.

ACQUISITIONS COMPLETED DURING THE SIX MONTHS ENDED JUNE 30, 1997

         Significant businesses acquired through June 30, 1997 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through June 30, 1997 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

         In June 1997, the Company acquired Pierce which owns and operates one franchised automotive dealership and two used automotive dealerships. The Company issued approximately 2.3 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In May 1997, the Company acquired Flemington, which owns and operates twenty-four franchised automotive dealerships. The Company issued approximately
2.3 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         In May 1997, the Company acquired Spirit, which operates an automotive rental business. The Company issued approximately 3.1 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In May 1997, the Company acquired Chesrown, which owns and operates seven franchised automotive dealerships. The Company issued approximately 2.5 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In May 1997, the Company acquired Bledsoe, which owns and operates three franchised automotive dealerships. The Company issued approximately 1.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In May 1997, the Company acquired Bankston Automotive Group ("Bankston"), which owns and operates four franchised automotive dealerships. The Company issued approximately 1.4 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In February 1997, the Company acquired National, which operates an automotive rental business. The Company issued approximately 21.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

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

         In addition, during the six months ended June 30, 1997, the Company acquired various other businesses in the automotive retail, solid waste services and electronic security services industries which were not material to the Company. The Company issued an aggregate of approximately 6.4 million shares of Common Stock and paid approximately $29.3 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 9.1 million shares of Common Stock in such transactions which have been accounted for under the pooling

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not material in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

         Details of the results of operations of the Company and Pierce, Flemington, Spirit, Chesrown, Bledsoe, National, Maroone, Wallace, Taormina and Carlisle (the "Pooled Entities") for the periods before the pooling of interests business combinations were consummated are as follows:

                                                                Six Months Ended
                                                                    June 30,
                                                             ----------------------
                                                               1997           1996
                                                               ----           ----
Revenue:
     The Company.........................................    $3,021.5       $1,031.5
     Pooled Entities.....................................     1,126.2        1,737.2
                                                             --------       --------
                                                             $4,147.7       $2,768.7
                                                             ========       ========
Net income:
     The Company.........................................    $   71.0       $   17.3
     Pooled Entities.....................................        31.3           30.2
                                                             --------       --------
                                                             $  102.3       $   47.5
                                                             ========       ========


         The following summarizes the preliminary purchase price allocations for business combinations (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) consummated during the six months ended June 30:



                                                                1997          1996
                                                                ----          ----
Property and equipment....................................    $ 452.0        $117.5
Investment in subscriber accounts.........................        6.9          16.3
Intangible assets.........................................      606.2          79.1
Working capital (deficiency), net of cash acquired........       75.6          (7.7)
Long-term debt assumed....................................     (454.7)        (94.8)
Other liabilities, net....................................      (46.0)        (12.5)
Common stock issued.......................................     (610.7)        (81.0)
                                                              -------        ------
Cash used in business combinations........................    $  29.3        $ 16.9
                                                              =======        ======

         The Company's unaudited pro forma consolidated results of operations assuming the acquisitions of Bankston, Kendall, AutoNation, Grubb and Mullinax, all of which have been accounted for under the purchase method of accounting, had occurred on January 1, 1996 are as follows:

                                                                Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                 1997          1996
                                                                 ----          ----
Revenue....................................................    $4,360.5      $3,652.7
Net income.................................................    $   96.5      $   50.6
Fully diluted net income per common and common
  equivalent share.........................................    $    .24      $    .15

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

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.  RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts are as follows:


                                                           June 30,       December 31,
                                                             1997             1996
                                                            ------           ------
Trade...................................................    $341.6           $295.2
Vehicle.................................................     153.0            227.2
Contracts in transit....................................      69.3             28.9
Other...................................................      78.2             26.9
                                                            ------           ------
                                                             642.1            578.2
Less: allowance for doubtful accounts...................     (26.0)           (17.5)
                                                            ------           ------
                                                            $616.1           $560.7
                                                            ======           ======

4.  REVENUE EARNING VEHICLES

         Revenue earning vehicles consist of the following:

                                                           June 30,       December 31,
                                                             1997             1996
                                                           --------         --------
Revenue earning vehicles................................   $4,958.3         $4,011.2
Less: accumulated depreciation..........................     (433.4)          (428.2)
                                                           --------         --------
                                                           $4,524.9         $3,583.0
                                                           ========         ========

5.  PROPERTY AND EQUIPMENT

         A summary of property and equipment is shown below:

                                                            June 30,      December 31,
                                                              1997            1996
                                                            --------        --------
Land, landfills and improvements........................    $  817.3        $  510.2
Furniture, fixtures and equipment.......................       815.9           599.3
Buildings and improvements..............................       621.9           416.6
                                                            --------        --------
                                                             2,255.1         1,526.1
Less: accumulated depreciation and depletion............      (497.1)         (412.2)
                                                            --------        --------
                                                            $1,758.0        $1,113.9
                                                            ========        ========

6.  INTANGIBLE ASSETS

         Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over forty years on a straight-line basis.

         Accumulated amortization of intangible assets at June 30, 1997 and December 31, 1996 was $68.6 million and $47.6 million, respectively.

7.  INVESTMENT IN SUBSCRIBER ACCOUNTS

         Investment in subscriber accounts consists of capitalized costs associated with new monitoring systems installed by the Company's electronic security services business and the cost of acquired subscriber accounts. These costs are amortized over ten years (based on historical customer attrition rates) on a straight-line basis.

         Accumulated amortization of investment in subscriber accounts at June 30, 1997 and December 31, 1996 was $33.5 million and $20.7 million, respectively.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.  REVENUE EARNING VEHICLE DEBT

         Revenue earning vehicle debt consists of the following:

                                                                  June 30,   December 31,
                                                                    1997         1996
                                                                  --------   ------------
Amounts under $1.4 billion commercial paper
  program terminating March 1998; secured by
  eligible vehicle collateral; interest based on market
  dictated commercial paper rates..............................   $1,394.5    $1,396.8
Amounts under $1.1 billion commercial paper program
  terminating May 1998; secured by eligible vehicle
  collateral; interest based on market dictated commercial
  paper rates..................................................    1,071.6       856.3
Medium term notes payable; secured by eligible vehicle
  collateral; interest payable monthly at floating or
  fixed rates; due 1999-2003...................................      799.6       799.6
Amounts under $500.0 million credit agreement
  terminating September 1997; secured by eligible
  vehicle collateral; interest based on LIBOR..................      500.0          --
Amounts under various uncommitted revolving lease
  facilities with financing institutions in the
  United Kingdom; secured by eligible vehicle
  collateral; interest based on prevailing market rates;
  no stated expiration dates, reviewed annually................      200.6       143.5
Other secured financings ......................................       45.9       184.2
                                                                  --------    --------
                                                                   4,012.2     3,380.4
Less: long-term portion........................................     (799.6)     (844.8)
                                                                  --------    --------
                                                                  $3,212.6    $2,535.6
                                                                  ========    ========

9.  LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable consist of the following:


                                                                 June 30,   December 31,
                                                                   1997        1996
                                                                 --------   ------------
$1.0 billion unsecured revolving credit facility; interest
  payable monthly using either a competitive bid
  feature or LIBOR based rate; matures 2002....................  $  100.0    $  150.0
Vehicle inventory credit facilities secured by the
  Company's vehicle inventory; interest at
  varying rates................................................     305.9       225.7
Bonds payable under loan agreements with California
  Pollution Control Financing Authority; interest at
  prevailing market rates .....................................      43.8        44.0
Other notes to banks and financial institutions at
  varying rates; maturing through 2015.........................     135.1       258.5
                                                                 --------     -------
                                                                    584.8       678.2
Less: current maturities.......................................    (344.0)     (306.5)
                                                                 --------     -------
                                                                 $  240.8     $ 371.7
                                                                 ========     =======

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

10.  ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments as a tool to manage the impact of interest rate changes on the Company's indebtedness. The Company does not use derivative financial instruments for trading purposes. The Company has entered into several interest rate protection agreements with various counterparties in order to fix the interest rates on a portion of the Company's variable-rate revenue earning vehicle debt obligations. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense on derivative financial instruments used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the interest expense recorded on the underlying debt exposure for the periods covered by the interest rate protection agreements. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the yield on the underlying interest rate exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, the related pro-rata portion of any unrecognized gain or loss on the swap is recognized in income at that time as part of the gain or loss on the termination.

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

         A summary of stock option and warrant transactions for the six months ended June 30, 1997 is as follows:

                                                                               Weighted-
                                                                                Average
                                                                               Exercise
                                                                     Shares      Price
                                                                     ------    ---------
Options and warrants outstanding at beginning of year.............    52.5      $ 7.63
Granted...........................................................    12.8       28.64
Exercised.........................................................    (4.9)       3.98
Canceled..........................................................     (.5)      21.37
                                                                      ----

Options and warrants outstanding at June 30, 1997..................   59.9       12.29
                                                                      ====

Options and warrants exercisable at June 30, 1997..................   37.2        5.67
Options available for future grants at June 30, 1997...............   16.1          --

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The following table summarizes information about outstanding and exercisable stock options and warrants at June 30, 1997:

                                    OUTSTANDING                      EXERCISABLE
                        ------------------------------------     ----------------------
                                     Weighted-
                                      Average
                                     Remaining     Weighted-                  Weighted-
                                    Contractual     Average                    Average
 Range of Exercise                     Life        Exercise                    Exercise
     Prices             Shares        (Years)        Price       Shares         Price
 -----------------      ------        -------      ---------     ------        ------
 $ 1.13 - $ 2.75         21.6           .72         $ 2.39        21.3         $ 2.40
   2.95 -  16.13         21.2          5.86           9.36        13.7           7.33
  16.25 -  41.88         17.1          9.47          28.40         2.2          26.52
                         ----                                     ----
                         59.9          5.04          12.29        37.2           5.67
                         ====                                     ====

13.  INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Income per common and common equivalent share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing income per common and common equivalent share, the Company utilizes the treasury stock method.

         The computation of weighted average common and common equivalent shares used in the calculation of fully diluted income per share, which is substantially the same as the computation used to calculate primary income per share, is shown below:

                                                    Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
                                                    ------------------      ----------------
                                                      1997       1996        1997     1996
                                                      ----       ----        ----     ----
Common shares outstanding..........................   373.6      286.6      373.6    286.6
Common equivalent shares...........................    47.5       51.5       62.2     52.8
Weighted average treasury shares purchased.........   (15.1)     (12.8)     (23.5)   (12.0)
Effect of using weighted average common and
    common equivalent shares outstanding...........    (6.8)      (6.7)     (17.3)   (14.8)
                                                      -----     ------      -----    -----
                                                      399.2      318.6      395.0    312.6
                                                      =====      =====      =====    =====

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


                                             Three Months Ended    Six Months Ended
                                                  June 30,               June 30,
                                             ------------------    -----------------
                                              1997       1996        1997       1996
                                              ----       ----        ----       ----
Basic......................................   $.19       $.11        $.28       $.17
Diluted....................................    .17        .09         .26        .15

14.  RESTRUCTURING AND NON-RECURRING EXPENSES

         During the three months ended June 30, 1997, the Company recorded a pre-tax $94.1 million provision for restructuring and non-recurring expenses related to the integration of the Company's automotive rental operations. The provision includes

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

costs related to fleet consolidation, closure or sale of duplicate facilities, elimination of redundant information systems and certain other non-recurring expenses. The Company expects that the integration activities associated with this provision will be substantially completed within one year.

15.  OTHER INCOME, NET

         Other income for the three and six months ended June 30, 1997 includes a $102.3 million pre-tax gain from the May 1997 sale of the Company's 15.0 million shares of ADT Limited common stock, net of fees and expenses.

16.  SHAREHOLDERS' EQUITY

         In May 1997, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 500.0 million to
1.5 billion shares.

         In January 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of $552.7 million.

17.  LEGAL MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations. The historical unaudited condensed consolidated financial statements of the Company include the financial position and results of operations of The Pierce Corporation ("Pierce"), Flemington Car and Truck Country and certain related dealerships ("Flemington"), Spirit Rent-A-Car, Inc. ("Spirit"), Chesrown Automotive Group ("Chesrown"), Bledsoe Dodge, Inc. ("Bledsoe"), National Car Rental System, Inc. ("National"), Maroone Automotive Group ("Maroone"), Wallace Automotive Group ("Wallace"), Taormina Industries, Inc. ("Taormina") and Carlisle Motors, Inc. ("Carlisle") which the Company acquired during the six months ended June 30, 1997. These transactions have been accounted for under the pooling of interests method of accounting and, accordingly, the Company's historical financial statements have been restated as if the companies had operated as one entity since inception.

BUSINESS COMBINATIONS

         The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

PENDING ACQUISITIONS

         In August 1997, the Company announced an offer to acquire EuroDollar Holdings plc ("EuroDollar"), which operates an automotive rental business primarily in the United Kingdom. The Company will pay approximately $150.0 million in cash or notes in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approval and approval by the requisite number of EuroDollar shareholders.

         In July 1997, the Company signed a definitive agreement to acquire Dobbs Automotive Group ("Dobbs"), which owns and operates twenty franchised automotive dealerships. The Company will issue shares of its common stock, par value $.01 per share ("Common Stock"), valued at approximately $200.0 million in this transaction which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In July 1997, the Company signed a definitive agreement to acquire the Anderson Dealership Group ("Anderson"), which owns and operates nine franchised automotive dealerships. The Company will issue Common Stock valued at approximately $40.0 million in this transaction which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In July 1997, the Company signed a definitive agreement to acquire the assets of Silver State Disposal Service, Inc. ("Silver State"), which provides waste collection services. The Company will issue its Common Stock valued at approximately $378.0 million in this transaction which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including regulatory approvals.

         In June 1997, the Company signed a definitive agreement to acquire the Appleway Automotive Group ("Appleway"), which owns and operates eight franchised automotive dealerships. The Company will issue Common Stock valued at approximately $42.6 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In May 1997, the Company signed a definitive agreement to acquire Desert Buick-GMC Automotive Group ("Desert"), which owns and operates four franchised automotive dealerships. The Company will issue Common Stock valued at approximately $38.0 million in this transaction, which will be accounted for under the pooling of interests method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In May 1997, the Company signed a definitive agreement to acquire Gulf Management, Inc. ("Gulf"), which owns and operates two franchised automotive dealerships. The Company will issue Common Stock valued at approximately $45.0 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         Additionally, the Company has signed definitive agreements to acquire various other businesses in the automotive retail and solid waste services industries which are not material to the Company. The Company will issue Common Stock and/or cash valued in the aggregate at approximately $50.6 million in such transactions which will be accounted for under the purchase method of accounting, and will issue Common Stock valued in the aggregate at approximately $90.9 million in such transactions which will be accounted for under the pooling of interests method of accounting. These transactions are subject to customary conditions, including manufacturer and regulatory approvals, as applicable.

ACQUISITIONS COMPLETED SUBSEQUENT TO JUNE 30, 1997

         In August 1997, the Company acquired Snappy Car Rental, Inc. ("Snappy"), which operates an automotive rental business. The Company issued approximately 1.0 million shares of Common Stock in this transaction which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired Value Rent-A-Car ("Value"), which operates an automotive rental business. The Company issued approximately 3.4 million shares of Common Stock in this transaction which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired Courtesy Auto Group ("Courtesy"), which owns and operates eleven franchised automotive dealerships. The Company issued approximately 1.4 million shares of Common Stock in this transaction which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired De La Cruz Auto Group ("De La Cruz"), which owns and operates four franchised automotive dealerships. The Company issued approximately 1.8 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         Additionally, subsequent to June 30, 1997, the Company has acquired various other businesses in the automotive retail and solid waste services industries which were not material to the Company. The Company issued an aggregate of approximately 2.2 million shares of Common Stock and paid approximately $45.7 million in cash in such transactions which have been accounted for under the purchase method of accounting and issued an aggregate of approximately .7 million shares in such transactions which have been accounted for under the pooling of interests method of accounting.

ACQUISITIONS COMPLETED DURING THE SIX MONTHS ENDED JUNE 30, 1997

         Significant businesses acquired through June 30, 1997 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through June 30, 1997 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

         In June 1997, the Company acquired Pierce which owns and operates one franchised automotive dealership and two used automotive dealerships. The Company issued approximately 2.3 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In May 1997, the Company acquired Flemington, which owns and operates twenty-four franchised automotive dealerships. The Company issued approximately
2.3 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In May 1997, the Company acquired Spirit, which operates an automotive rental business. The Company issued approximately 3.1 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In May 1997, the Company acquired Chesrown, which owns and operates seven franchised automotive dealerships. The Company issued approximately 2.5 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In May 1997, the Company acquired Bledsoe, which owns and operates three franchised automotive dealerships. The Company issued approximately 1.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In May 1997, the Company acquired Bankston Automotive Group ("Bankston"), which owns and operates four franchised automotive dealerships. The Company issued approximately 1.4 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In February 1997, the Company acquired National, which operates an automotive rental business. The Company issued approximately 21.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

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

         In addition, during the six months ended June 30, 1997, the Company acquired various other businesses in the automotive retail, solid waste services and electronic security services industries which were not material to the Company. The Company issued an aggregate of approximately 6.4 million shares of Common Stock and paid approximately $29.3 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 9.1 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not material in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

BUSINESS SEGMENT INFORMATION

         The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses, restructuring and non-recurring expenses and operating income (loss) with percentages of the applicable segment revenue, for each of the Company's various business segments for the periods indicated (in millions):


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                   -------------------------------      ----------------------------
                                                     1997      %      1996      %       1997      %      1996      %
                                                     ----      -      ----      -       ----      -      ----      -
Revenue:
    Automotive retail........................      $1,347.1    57   $  637.9    43    $2,246.1    54   $1,168.9    42
    Automotive rental........................         739.5    31      671.0    45     1,380.8    34    1,255.1    45
    Solid waste services.....................         263.0    11      170.3    11       466.2    11      307.1    11
    Electronic security services.............          28.0     1       22.1     1        54.6     1       37.6     2
                                                   --------   ---   --------   ---    --------   ---   --------   ---
                                                    2,377.6   100    1,501.3   100     4,147.7   100    2,768.7   100
Cost of Operations:
    Automotive retail........................       1,204.6    89      571.8    90     1,998.5    89    1,036.3    88
    Automotive rental........................         561.6    76      516.6    77     1,075.2    78      977.0    78
    Solid waste services.....................         193.5    73      118.9    70       341.6    73      216.3    70
    Electronic security services.............          12.8    46       11.0    50        24.4    45       17.2    45
                                                   --------         --------          --------         --------
                                                    1,972.5          1,218.3           3,439.7          2,246.8
Selling, General and Administrative:
    Automotive retail........................         129.9    10       58.6     9       220.9    10      112.6    10
    Automotive rental........................         131.4    18      137.0    20       259.4    19      261.3    21
    Solid waste services.....................          23.2     9       21.3    12        45.6    10       38.5    13
    Electronic security services.............           9.8    35        7.4    33        20.4    37       13.8    37
    Corporate................................           7.5    --        2.4    --        13.7    --        5.2    --
                                                   --------         --------          --------         --------
                                                      301.8            226.7             560.0            431.4
Restructuring and
    Non-Recurring Expenses:
    Automotive rental........................          94.1    12         --    --        94.1     7         --    --

Operating Income (Loss):
    Automotive retail........................          12.6     1        7.5     1        26.7     1       20.0     2
    Automotive rental........................         (47.6)   (6)      17.4     3       (47.9)   (4)      16.8     1
    Solid waste services.....................          46.3    18       30.1    18        79.0    17       52.3    17
    Electronic security services.............           5.4    19        3.7    17         9.8    18        6.6    18
    Corporate................................          (7.5)   --       (2.4)   --       (13.7)   --       (5.2)   --
                                                   --------          -------          --------         --------
                                                   $    9.2          $  56.3          $   53.9         $   90.5
                                                   ========          =======          ========         ========

CONSOLIDATED RESULTS OF OPERATIONS

         The Company's consolidated revenue increased 58% and 50% to $2.4 billion and $4.1 billion for the three and six months ended June 30, 1997, respectively, due to growth in all four of the Company's business segments. Consolidated operating income was $9.2 million and $53.9 million for the three and six months ended June 30, 1997, respectively, versus $56.3 million and $90.5 million for the comparable 1996 periods. Net income was $69.5 million and $102.3 million for the three and six months ended June 30, 1997, respectively, versus $30.0 million and $47.5 million for the comparable 1996 periods. Net income per common and common equivalent share was $.17 and $.26 for the three and six months ended June 30, 1997, respectively, versus $.09 and $.15 for the comparable 1996 periods. During the three months ended June 30, 1997, the Company recorded a $102.3 million pre-tax gain from the sale of its 15.0 million shares of ADT Limited ("ADT") common stock. Additionally, the Company recorded a $94.1 million pre-tax provision for restructuring and non-recurring expenses related to the integration of the Company's automotive rental businesses. Excluding this provision, each of the Company's business segments experienced significant improvements over 1996. The operating results for each of the Company's various business segments are discussed below.

AUTOMOTIVE RETAIL

         The Company currently operates 106 franchised automotive dealerships granted by various vehicle manufacturers, and has contracted to acquire 49 additional franchised automotive dealerships. The Company also operates 14 used vehicle megastores under the name AutoNation USA(sm).

         Revenue from the Company's automotive retail operations consists of sales of new and used vehicles and related automotive services and products. Automotive retail revenue was $1.3 billion and $2.2 billion for the three and six months ended June 30, 1997, respectively, versus $637.9 million and $1.2 billion for the comparable 1996 periods. Such increases are a result of acquisitions during the periods which have been accounted for under the purchase method of accounting and due to additional openings of AutoNation USA megastores. The Company has signed definitive agreements to acquire several additional franchised automotive dealerships and currently plans to continue this expansion.

         Cost of operations of the Company's automotive retail operations consists primarily of the cost of new and used vehicles sold, the cost of related automotive services and products sold and interest expense related to vehicle inventory financing. Cost of operations was $1.2 billion and $2.0 billion for the three and six months ended June 30, 1997, respectively, versus $571.8 million and $1.0 billion for the comparable 1996 periods. The increases in aggregate dollars are due primarily to acquisitions and the opening of AutoNation USA megastores as described above.

         Selling, general and administrative expenses consist primarily of salaries and marketing expenses. Such expenses were $129.9 million and $220.9 million for the three and six months ended June 30, 1997, respectively, versus $58.6 million and $112.6 million for the comparable 1996 periods. The increases in aggregate dollars are due to acquisitions and the opening of additional AutoNation USA megastores as described above.

         AutoNation incurred operating losses of $18.0 million and $26.1 million during the three and six months ended June 30, 1997. Such operating losses are attributed to start-up costs associated with the Company's development of these operations. AutoNation is in the process of acquiring and/or developing numerous additional sites. As the Company opens AutoNation USA megastores and reconditioning centers during the remainder of 1997 and beyond, such operations will incur fixed operating and administrative costs immediately while revenue volume will tend to grow more gradually. Consequently, the Company anticipates it will take approximately nine months for an average AutoNation USA megastore to generate operating income.

AUTOMOTIVE RENTAL

         Revenue from the Company's automotive rental operations consists primarily of rental fees and sales of related rental products. Rental revenue was $739.5 million and $1.4 billion for the three and six months ended June 30, 1997, respectively, versus $671.0 million and $1.3 billion for the comparable 1996 periods. The increases for the three and six months ended June 30, 1997 versus the same periods in 1996 are due to higher rental volume and increases in average daily rental rates.

         Automotive rental operating expenses consist primarily of vehicle depreciation, interest and lease expenses and other direct operating expenses including personnel, insurance, fleet maintenance and rental location occupancy costs. Such expenses were $561.6 million and $1.1 billion for the three and six months ended June 30, 1997, respectively, versus $516.6 million and $977.0 million for the comparable 1996 periods. The increases in aggregate dollars are attributed to the increases in rental volume during the periods.

         Selling, general and administrative expenses related to the Company's automotive rental operations consist primarily of administrative personnel salaries, marketing costs and agent and tour operator commissions. Such expenses were 18% and 19% of automotive rental revenue for the three and six months ended June 30, 1997, respectively, versus 20% and 21% for the comparable 1996 periods. The decreases in selling, general and administrative expenses as percentages of rental revenue are due to lower administrative expenses and overall growth in revenue.

         During the three months ended June 30, 1997, the Company recorded a $94.1 million pre-tax provision for restructuring and non-recurring expenses related to the integration of the Company's automotive rental operations. The provision includes costs related to fleet consolidation, closure or sale of duplicate facilities, elimination of redundant information systems and certain other non-recurring expenses. The Company expects that the integration activities associated with this provision will be substantially completed within one year.

SOLID WASTE SERVICES

         Revenue from the Company's solid waste services operations consists of collection fees from residential, commercial and industrial customers and landfill disposal fees charged to third parties. Solid waste revenue was $263.0 million and $466.2 million for the three and six months ended June 30, 1997, respectively, versus $170.3 million and $307.1 million for the comparable 1996 periods. Such increases are a result of acquisitions as well as the expansion of the Company's existing business.

         Cost of solid waste services was $193.5 million and $341.6 million for the three and six months ended June 30, 1997, respectively, versus $118.9 million and $216.3 million for the comparable 1996 periods. The increases in aggregate dollars are a result of the expansion of the Company's solid waste services operations through acquisitions and internal growth. Such expenses were 73% of solid waste services revenue for both the three and six months ended June 30, 1997, versus 70% for both comparable 1996 periods. The increases in cost of solid waste services as percentages of solid waste revenue are primarily a result of certain of the Company's acquired collection companies which had higher levels of operating costs than the Company's historical operations.

         Selling, general and administrative expenses related to the Company's solid waste services operations were $23.2 million and $45.6 million for the three and six months ended June 30, 1997, respectively, versus $21.3 million and $38.5 million for the comparable 1996 periods. The increases in aggregate dollars primarily reflect the growth of the Company's business through acquisitions. Selling, general and administrative expenses were 9% and 10% of solid waste services revenue for the three and six months ended June 30, 1997, respectively, versus 12% and 13% for the comparable 1996 periods. The decreases in selling, general and administrative expenses as percentages of solid waste services revenue are primarily due to the reduction of administrative expenses for acquired businesses and growth in revenue.

ELECTRONIC SECURITY SERVICES

         Revenue from the Company's electronic security services operations results from monitoring contracts for security systems and fees charged for the sale and installation of such systems. Electronic security revenue was $28.0 million and $54.6 million for the three and six months ended June 30, 1997, respectively, versus $22.1 million and $37.6 million for the comparable 1996 periods. The increases are primarily a result of expansion of the Company's existing business as well as acquisitions during the periods.

         Cost of electronic security services was $12.8 million and $24.4 million for the three and six months ended June 30, 1997, respectively, versus $11.0 million and $17.2 million for the comparable 1996 periods. The increases in aggregate dollars are a result of the installation of new monitoring systems. Cost of electronic security services was 46% and 50% of electronic security revenue for the three months ended June 30, 1997 and 1996, respectively. This decrease is a result of certain of the Company's acquired security companies which had higher levels of operating costs than the Company's historical operations.

         Selling, general and administrative expenses related to the Company's electronic security services operations were $9.8 million and $20.4 million for the three and six months ended June 30, 1997, respectively, versus $7.4 million and $13.8 million for the comparable 1996 periods. The increases in aggregate dollars primarily reflects the Company's expanded operations through the growth of its existing business. Selling, general and administrative expenses were 35% and 33% of electronic security revenue for the three months ended June 30, 1997 and 1996, respectively. The increase in such costs as a percentage of revenue is primarily due to increased advertising costs associated with the Company's implementation of mass marketing practices at acquired companies accounted for under the pooling of interests method of accounting.

CORPORATE

         Corporate selling, general and administrative expenses were $7.5 million and $13.7 million for the three and six months ended June 30, 1997, respectively, versus $2.4 million and $5.2 million for the comparable 1996 periods. The increases are a result of the overall growth experienced by the Company.

INTEREST INCOME

         Interest income was $3.8 million and $11.2 million for the three and six months ended June 30, 1997, respectively, versus $6.9 million and $12.0 million for the comparable 1996 periods. Such decreases are primarily due to lower average cash balances on hand during the periods.

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facility as well as debt assumed in acquisitions. Interest expense was $5.9 million and $9.4 million for the three and six months ended June 30, 1997, respectively, versus $11.5 million and $19.9 million for the comparable 1996 periods. Such decreases are primarily due to the repayment of debt assumed in acquisitions. Interest expense related to revenue earning vehicle financing in the Company's automotive rental operations is included in automotive rental operating expenses. Interest expense related to the vehicle inventory financing in the Company's automotive retail operations is included in cost of automotive sales.

OTHER INCOME, NET

         Other income for the three and six months ended June 30, 1997 includes a $102.3 million pre-tax gain from the May 1997 sale of the Company's 15.0 million shares of ADT common stock, net of fees and expenses.

INCOME TAXES

         Income tax expense was $39.9 million and $59.2 million for the three and six months ended June 30, 1997, respectively, versus $24.6 million and $41.1 million for the comparable 1996 periods. The effective income tax rates were 37% for both the three and six months ended June 30, 1997, respectively, versus 45% and 46% for the comparable 1996 periods. The decreases in the effective income tax rates for the three and six months ended June 30, 1997 are primarily due to varying historical effective income tax rates of acquired businesses accounted for under the pooling of interests method of accounting.

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

FINANCIAL CONDITION

         At June 30, 1997, the Company had $130.1 million in cash and approximately $813.4 million of availability under its $1.0 billion unsecured revolving credit facility which may be used for general corporate purposes. The Company believes that it has sufficient operating cash flow and other financial resources available to meet its anticipated capital requirements and obligations as they come due.

         In connection with the Company's automotive rental operations, Alamo and National, through separate special purpose entities, may issue up to $1.4 billion and $1.1 billion of commercial paper, respectively, the proceeds of which may be used solely to purchase or finance rental fleet vehicles that are subject to manufacturer repurchase programs. National has also issued $800.0 million of medium term notes, the proceeds of which were used to finance rental fleet vehicles. In June 1997, the Company entered into a 90-day $500.0 million revolving credit facility to fund purchases of revenue earning vehicles under eligible manufacturer repurchase programs during the peak summer season in the leisure travel segment of the Company's automotive rental operations. The Company has various other credit facilities to finance its current vehicle rental operations in Europe and other foreign markets. In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $153.1 million at June 30, 1997.

WORKING CAPITAL

         Working capital was $1.4 billion at June 30, 1997 as compared to $1.3 billion at December 31, 1996. The increase in working capital primarily results from the sale of Common Stock in January 1997 in a private placement transaction and the sale of the ADT shares in May 1997 resulting in aggregate net proceeds to the Company of approximately $965.2 million. Such proceeds were used to repay a portion of revenue earning vehicle debt, borrowings under the revolving credit facility and other debt assumed in acquisitions. The Company believes working capital may decline during the remainder of 1997 and beyond to lower levels as additional capital is used for the continued expansion of the Company's businesses including acquisitions and the development of the AutoNation business.

         Revenue earning vehicles, net consist of the Company's vehicle rental fleet, net of accumulated depreciation, and were $4.5 billion at June 30, 1997 as compared to $3.6 billion at December 31, 1996. The increase is primarily due to seasonality of fleet requirements.

         Inventory was $758.2 million at June 30, 1997 as compared to $310.3 million at December 31, 1996. Inventory consists primarily of retail vehicles held for sale valued using the specific identification method. The increase is primarily attributed to various acquisitions related to the Company's automotive retail business completed during the six months ended June 30, 1997 accounted for under the purchase method of accounting as well as the opening of new AutoNation USA megastores.

         Accounts payable and accrued liabilities at June 30, 1997 were $646.3 million as compared to $511.7 million at December 31, 1996. The increase is primarily attributed to various business acquisitions and expansion of the Company's existing businesses.

         Revenue earning vehicle debt consists of the Company's obligations to various financial institutions secured by the Company's vehicle rental fleet. The current maturities of such debt were $3.2 billion at June 30, 1997 and $2.5 billion at December 31, 1996. The Company expects to continue to fund its purchases of revenue earning vehicles with secured vehicle financings.

PROPERTY AND EQUIPMENT

         Property and equipment increased $729.0 million during the six months ended June 30, 1997 as a result of various business acquisitions and increased capital expenditures resulting from expansion of the Company's existing businesses.

INTANGIBLE ASSETS

         Intangible assets increased $629.6 million during the six months ended June 30, 1997 as a result of the acquisition of various businesses accounted for under the purchase method of accounting during the period.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased $1.3 billion during the six months ended June 30, 1997 primarily due the acquisition of various businesses accounted for under the purchase method of accounting as well as the January 1997 sale of approximately 15.8 million shares of Common Stock which resulted in aggregate net proceeds of approximately $552.7 million.

CASH FLOWS

         Cash and cash equivalents decreased by $195.9 million during the six months ended June 30, 1997 and increased by $168.5 million during the six months ended June 30, 1996. The major components of these changes are discussed below.

CASH USED IN INVESTING ACTIVITIES

         Purchases of revenue earning vehicles (net of sales) were approximately $1.3 billion and $1.4 billion during the six months ended June 30, 1997 and 1996, respectively. Capital additions were $255.5 million and $108.3 million during the six months ended June 30, 1997 and 1996, respectively. The increase in capital additions is attributed primarily to the development of AutoNation USA megastores, various business acquisitions and increased capital expenditures resulting from expansion of the Company's existing businesses.

         In March 1997, the Company exercised its warrant to acquire 15.0 million common shares of ADT for $20 per share. The purchase of the ADT shares was financed through borrowings under a $300.0 million unsecured credit facility. In April 1997, the Company refinanced this debt with borrowings under the Company's revolving credit facility. In May 1997, the Company sold the 15.0 million ADT common shares for $27.50 per share to certain institutional investors.

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

CASH PROVIDED BY FINANCING ACTIVITIES

         Cash provided by financing activities during the six months ended June 30, 1997 and 1996 resulted from revenue earning vehicle financings, commercial bank borrowings, repayments of debt and issuances of Common Stock. In January 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $552.7 million. In May 1996, the Company sold 9.9 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $197.6 million. Proceeds from private placements combined with cash provided by operating activities were used to fund capital additions, to repay debt assumed in acquisitions and to expand the Company's business during the periods.

SEASONALITY

         The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of this segment. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure family travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

ACCOUNTING CHANGES

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

FORWARD-LOOKING STATEMENTS

         Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the Company's limited history of operations in automotive retailing; the dependence on vehicle manufacturers to approve dealership acquisitions; the possibility of unfavorable changes to the cost or financing of the Company's vehicle rental fleet; the Company's dependence on key personnel; and other factors referenced herein. The Company is currently engaged in legal and administrative proceedings in several states with Toyota Motor Sales USA, Inc. and American Honda Co. Inc., arising out of such vehicle manufacturers' attempts to limit the number and timing of the Company's acquisitions of automotive dealerships operating under their franchises. Although the Company believes that it will ultimately prevail in these proceedings, such proceedings could delay the expansion of the Company's automotive retailing operations with respect to Toyota and Honda franchises.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         (a) On May 13, 1997, the Company's Second Amended and Restated Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 500,000,000 to 1,500,000,000.

         (c) Sales of unregistered shares during the three months ended June 30, 1997:

         All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         On May 8, 1997, in connection with the acquisition of Bledsoe Dodge, Inc. ("Bledsoe"), the Company issued 1,653,543 shares of Common Stock to the shareholders of Bledsoe in exchange for all of the issued and outstanding stock of Bledsoe.

         On May 9, 1997, in connection with the acquisition of Spirit Rent-A-Car, Inc. ("Spirit"), the Company issued 3,099,029 shares of Common Stock to the shareholders of Spirit in exchange for all of the issued and outstanding stock of Spirit.

         On May 12, 1997, in connection with the acquisition of Chesrown Automotive Group ("Chesrown"), the Company issued 2,457,657 shares of Common Stock to the shareholders of Chesrown in exchange for all of the issued and outstanding stock of Chesrown.

         On May 29, 1997, in connection with the acquisition of Flemington Automotive Group ("Flemington"), the Company issued 2,297,021 shares of Common Stock to the shareholders of Flemington in exchange for all of the issued and outstanding stock of Flemington.

         On May 30, 1997, in connection with the acquisition of National Serv-All, Inc. and related entities ("National Serv-All"), the Company issued 1,683,695 shares of Common Stock to the shareholders of National Serv-All in exchange for all of the issued and outstanding stock of National Serv-All.

         On June 23, 1997, in connection with the acquisition of The Pierce Corporation and related entities ("Pierce"), the Company issued 2,282,988 shares of Common Stock to the shareholders of Pierce in exchange for all of the issued and outstanding stock of Pierce.

         From time to time throughout the three months ended June 30, 1997, the Company issued an aggregate of 197,173 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $1.13 to $3.78.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 1997 Annual Meeting of Stockholders on May 13, 1997, the stockholders of the Company voted upon and elected the following directors and approved and adopted the following proposals:


         (A)      DIRECTOR NOMINEE         VOTES CAST FOR      VOTES WITHHELD
                  ----------------         --------------      --------------
                  H. Wayne Huizenga         299,472,131          2,657,108
                  Steven R. Berrard         299,518,262          2,610,977
                  Harris W. Hudson          299,482,042          2,647,197
                  J.P. Bryan                299,485,431          2,643,808
                  Rick L. Burdick           299,484,856          2,644,383
                  Michael G. DeGroote       299,484,023          2,645,216
                  George D. Johnson, Jr.    299,523,251          2,605,988
                  John J. Melk              299,479,411          2,649,828

         (B) To approve and adopt an amendment to the Company's Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 500,000,000 shares to 1,500,000,000 shares (266,037,481 votes were cast for this matter, 35,734,290 votes were cast against this matter and there were 357,468 abstentions and broker non-votes).

         (C) To approve and adopt the Company's 1997 Employee Stock Option Plan (263,854,204 votes were cast for this matter, 7,261,118 votes were cast against this matter and there were 30,993,917 abstentions and broker non-votes).


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


         3.1 Third Amended and Restated Certificate of Incorporation of Republic Industries, Inc. (incorporated by reference to
                  Exhibit 99 to Registrant's Current Report on Form 8-K, dated May 14, 1997)

         4.1 Credit Facilities and Reimbursement Agreement, dated as of April 23, 1997, by and among Republic Industries, Inc. and Republic Resources Company, as Borrowers, NationsBank National Association (South), as agent, and the lenders named therein (incorporated by reference to Exhibit 4.22 to Registrant's Current Report on Form 8-K, dated June 13, 1997).

         27.1 Financial Data Schedule for the Six Months Ended June 30, 1997 (For SEC use only)

         27.2 Financial Data Schedule for the Six Months Ended June 30, 1996 (Restated) (For SEC use only)


(b)  Reports on Form 8-K:

         Form 8-K dated April 10, 1997 reporting the appointment of Robert J. Brown to the Board of Directors.

         Form 8-K dated May 14, 1997 reporting the Third Amended and Restated Certificate of Incorporation of Republic Industries, Inc.

         Form 8-K/A dated February 27, 1997 reporting financial information for consummated acquisitions.

         Form 8-K dated June 13, 1997 reporting certain financial information for consummated acquisitions and certain other information.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          REPUBLIC INDUSTRIES, INC.






                                          By: /s/ MICHAEL S. KARSNER
                                              ----------------------
                                                  Michael S. Karsner
                                                  SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL OFFICER)

Date: August 14, 1997