Form 10-Q
period 1997-09-30
REPUBLIC INDUSTRIES INC
filed 1997-11-12
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM _________ TO ___________


                         COMMISSION FILE NUMBER: 1-13107

                            REPUBLIC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                            73-1105145
        (STATE OF INCORPORATION)        (IRS EMPLOYER IDENTIFICATION NO.)


           110 S.E. 6TH STREET
         FT.  LAUDERDALE, FLORIDA                             33301
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 713-5200

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On November 6, 1997, the registrant had 427,531,567 outstanding shares of common stock, par value $.01 per share.

                            REPUBLIC INDUSTRIES, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                    PAGE
ITEM 1.           FINANCIAL STATEMENTS

                  Unaudited Condensed Consolidated Balance Sheets as
                    of September 30, 1997 and December 31, 1996 (Restated)....................................     3

                  Unaudited Condensed Consolidated Statements of Operations
                    for the Three and Nine Months Ended September 30, 1997 and 1996 (Restated)................     4

                  Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Nine Months Ended September 30, 1997......................................      5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended September 30, 1997 and 1996 (Restated).........................      6

                  Notes to Unaudited Condensed Consolidated Financial Statements.............................      7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS................................................................     17

                                                PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES......................................................................     25


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................................................    25

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                            REPUBLIC INDUSTRIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                September 30,    December 31,
                                                                                     1997           1996
                                                                                 -----------     ----------
                                                                                                 (Restated)

                                      ASSETS
Current assets:
    Cash and cash equivalents .................................................   $    206.2     $   341.1
    Receivables, net ..........................................................        819.2         576.0
    Revenue earning vehicles, net .............................................      4,317.6       3,583.0
    Inventory .................................................................        931.2         338.5
    Other current assets ......................................................        245.6         445.7
                                                                                  ----------     ---------
       Total current assets ...................................................      6,519.8       5,284.3
Property and equipment, net ...................................................      1,934.0       1,146.4
Intangible assets, net ........................................................      1,211.4         263.7
Other assets ..................................................................         72.4          40.6
                                                                                  ----------     ---------
                                                                                  $  9,737.6     $ 6,735.0
                                                                                  ==========     =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...........................................................   $    261.1     $   281.9
   Accrued liabilities ........................................................        570.8         229.5
   Estimated liability insurance claims .......................................        230.0         208.1
   Revenue earning vehicle debt ...............................................      3,216.3       2,535.6
   Notes payable and current maturities of long-term debt .....................        555.9         334.0
   Other current liabilities ..................................................        183.2         255.9
                                                                                  ----------    ----------
       Total current liabilities ..............................................      5,017.3       3,845.0
Long-term debt, net of current maturities .....................................        359.0         393.6
Long-term revenue earning vehicle debt ........................................        911.6         844.8
Other liabilities .............................................................        387.1         238.6
Commitments and contingencies
Shareholders' equity:
   Preferred stock, par value $.01 per share;
     5,000,000 shares authorized; none issued .................................          --            --
   Common stock, par value $.01 per share; 1,500,000,000
       and 500,000,000, shares authorized,
       respectively; 422,147,084 and 327,042,548
       shares issued and outstanding, respectively ............................          4.2           3.3
   Additional paid-in capital .................................................      2,827.3       1,377.4
   Retained earnings ..........................................................        231.1          32.3
                                                                                  ----------    ----------
              Total shareholders' equity ......................................      3,062.6       1,413.0
                                                                                  ----------    ----------
                                                                                  $  9,737.6    $  6,735.0
                                                                                  ==========    ==========












        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)


                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                            ---------------------------       ----------------------------
                                                               1997             1996              1997             1996
                                                            ----------        ---------       ----------         ---------
                                                                             (Restated)                          (Restated)
Revenue:
    Automotive sales..................................     $   1,918.1       $    587.6      $   4,256.8       $   1,854.5
    Automotive rentals................................           905.3            809.0          2,286.1           2,064.2
    Solid waste services..............................           300.2            207.0            834.5             574.7
                                                           -----------       ----------      -----------       -----------
                                                               3,123.6          1,603.6          7,377.4           4,493.4

Expenses:
    Cost of automotive sales..........................         1,713.3            522.3          3,793.3           1,644.5
    Automotive rental operating expenses..............           667.7            610.4          1,742.8           1,587.8
    Cost of solid waste services......................           210.9            156.7            603.1             422.0
    Selling, general and administrative...............           337.0            226.7            891.8             661.3
    Restructuring and non-recurring
        expenses......................................              --              7.6             94.1               7.6
                                                           -----------       ----------      -----------       -----------

Operating income......................................           194.7             79.9            252.3             170.2
Interest income.......................................             3.1              8.3             14.9              20.5
Interest expense......................................            (3.5)           (12.0)           (13.7)            (32.9)
Other income, net.....................................             1.6              5.4            106.6              11.1
                                                           -----------       ----------      -----------       -----------

Income from continuing operations before
        income taxes..................................           195.9             81.6            360.1             168.9
Provision for income taxes............................            71.5             38.6            131.1              79.1
                                                           -----------       ----------      -----------       -----------

Income from continuing operations.....................           124.4             43.0            229.0              89.8

Income from discontinued operations,
        net of income taxes ..........................             3.2              2.1              9.5               5.9
                                                           -----------       ----------      -----------       -----------

Net income ...........................................     $     127.6       $     45.1      $     238.5       $      95.7
                                                           ===========       ==========      ===========       ===========

Fully diluted income per common and common
  equivalent share:
        Continuing operations.........................     $       .28       $      .12      $       .54       $       .27
        Discontinued operations ......................             .01              .01              .02               .02
                                                           -----------       ----------      -----------       -----------
        Net income....................................     $       .29       $      .13      $       .56       $       .29
                                                           ===========       ==========      ===========       ===========















        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In millions)

                                                                                Additional
                                                                   Common         Paid-in          Retained
                                                                    Stock         Capital          Earnings
                                                                   ------       ----------         --------
Balance at December 31, 1996 (Restated)......................         $3.3        $1,377.4          $ 32.3
    Sale of common stock.....................................           .2           552.5              --
    Exercise of stock options and warrants...................           .2            51.5              --
    Stock issued in acquisitions.............................           .5           794.7              --
    Other....................................................           --            51.2           (39.7)
    Net income...............................................           --              --           238.5
                                                                      ----        --------         -------

Balance at September 30, 1997................................         $4.2        $2,827.3         $ 231.1
                                                                      ====        ========         =======





















         The accompanying notes are an integral part of this statement.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                   Nine  Months Ended
                                                                                       September 30,
                                                                                ------------------------
                                                                                   1997          1996
                                                                                -----------  -----------
                                                                                             (Restated)
CASH PROVIDED BY OPERATING ACTIVITIES OF
   CONTINUING OPERATIONS:
   Net income ...............................................................   $     238.5  $      95.7
   Adjustments to reconcile net income to net cash
        provided by operating activities:
            Non-cash restructuring and non-recurring expenses ...............          78.6          7.0
              Depreciation and amortization .................................         953.7        618.5
            Gain on sale of marketable securities ...........................        (102.3)          --
              Income from discontinued operations, net of income taxes ......          (9.5)        (5.9)
              Changes in assets and liabilities, net of effects from business combinations:
                      Receivables ...........................................         (96.6)       (10.7)
                      Inventory .............................................        (115.9)        32.0
                      Other assets ..........................................          21.8        (74.1)
                      Accounts payable and accrued liabilities ..............        (135.3)       118.5
                      Other liabilities .....................................         208.9        134.3
                                                                                -----------  -----------
CASH PROVIDED BY OPERATING ACTIVITIES........................................       1,041.9        915.3
                                                                                -----------  -----------

CASH USED IN DISCONTINUED OPERATIONS ........................................         (44.1)       (43.3)
                                                                                -----------  -----------

CASH USED IN INVESTING ACTIVITIES:
   Purchases of revenue earning vehicles ....................................      (3,984.9)    (3,669.2)
   Sales of revenue earning vehicles ........................................       2,578.8      2,085.6
   Purchases of property and equipment ......................................        (324.6)      (179.2)
   Purchase of marketable securities ........................................        (300.0)          --
   Sale of marketable securities ............................................         402.3           --
   Cash used in business combinations .......................................         (76.4)       (33.6)
   Other ....................................................................         (50.1)      (119.7)
                                                                                -----------  -----------
                                                                                   (1,754.9)    (1,916.1)
                                                                                -----------  -----------
CASH PROVIDED BY FINANCING ACTIVITIES:
   Payments of revenue earning vehicle financing ............................     (10,877.0)   (14,090.3)
   Proceeds from revenue earning vehicle financing ..........................      11,344.7     14,932.3
   Payments of notes payable and long-term debt .............................      (4,004.1)      (117.4)
   Proceeds from notes payable and long-term debt ...........................       3,592.9        199.8
   Sale of common stock .....................................................         552.7        199.1
   Exercise of stock options and warrants ...................................          51.7         10.0
   Other ....................................................................         (38.7)       (42.6)
                                                                                -----------  -----------
                                                                                      622.2      1,090.9
                                                                                -----------  -----------
(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS ...........................        (134.9)        46.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................         341.1        377.9
                                                                                -----------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $     206.2  $     424.7
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

         The accompanying financial statements also include the financial position and results of operations of Silver State Disposal Service, Inc. ("Silver State"), which the Company acquired in August 1997; De La Cruz Auto Group ("De La Cruz"), which the Company acquired in July 1997; The Pierce Corporation ("Pierce"), which the Company acquired in June 1997; Flemington Car and Truck Country and certain related dealerships ("Flemington"), Spirit Rent-A-Car, Inc. ("Spirit"), Chesrown Automotive Group ("Chesrown") and Bledsoe Dodge, Inc. ("Bledsoe"), all of which the company acquired in May 1997; National Car Rental System, Inc. ("National"), Maroone Automotive Group ("Maroone"), Wallace Automotive Group ("Wallace") and Taormina Industries, Inc. ("Taormina"), all of which the Company acquired in February 1997; and Carlisle Motors, Inc. ("Carlisle") which the Company acquired in January 1997. These business combinations have been accounted for under the pooling of interests method of accounting and, accordingly, the financial statements and notes thereto for the periods prior to the acquisition dates have been restated as if the Company and Silver State, De La Cruz, Pierce, Flemington, Spirit, Chesrown, Bledsoe, National, Maroone, Wallace, Taormina and Carlisle had operated as one entity since inception. See Note 2 for a further discussion of business combinations.

         In October 1997, the Company sold its electronic security services division to Ameritech Corporation for approximately $610.0 million. Accordingly, the operating results of the electronic security services segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. The Company believes the sale will result in a gain of approximately $250.0 million net of income taxes to be recorded in the fourth quarter of 1997. Revenue of the discontinued operations was $83.8 million and $57.5 million for the nine months ended September 30, 1997 and 1996, respectively. Net income of the discontinued operations was $9.5 million and $5.9 million for the nine months ended September 30, 1997 and 1996, respectively.

2.  BUSINESS COMBINATIONS

PENDING ACQUISITIONS

         In November 1997, the Company signed a definitive agreement to acquire the Gracely Automotive Group ("Gracely"), which owns and operates four franchised automotive dealerships. The Company will issue shares of its common stock, par value $.01 per share ("Common Stock") valued at approximately $67.0 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In October 1997, the Company signed a definitive agreement to acquire the John Elway Automotive Group ("Elway"), which owns and operates eight franchised automotive dealerships. The Company will issue Common Stock valued at approximately $82.5 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In October 1997, the Company signed a definitive agreement to acquire Southern California Auto Group ("Southern"), which owns and operates twenty franchised automotive dealerships. The Company will issue Common Stock valued at approximately $113.0 million in this transaction which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         In September 1997, the Company signed a definitive agreement to acquire the Sutherlin Automotive Group ("Sutherlin"), which owns and operates twelve franchised automotive dealerships. The Company will issue Common Stock valued at approximately $90.0 million in this transaction which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In July 1997, the Company signed a definitive agreement to acquire Dobbs Automotive Group ("Dobbs"), which owns and operates twenty franchised automotive dealerships. The Company will issue Common Stock valued at approximately $200.0 million in this transaction which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         Additionally, the Company has signed definitive agreements to acquire various other businesses in the automotive retail and solid waste services industries which are not material to the Company. The Company will issue Common Stock and/or cash valued in the aggregate at approximately $174.5 million in such transactions which will be accounted for under the purchase method of accounting. These transactions are subject to customary conditions, including manufacturer and regulatory approvals, as applicable.

ACQUISITIONS COMPLETED SUBSEQUENT TO SEPTEMBER 30, 1997

         In October 1997, the Company acquired the Emich Automotive Group ("Emich"), which owns and operates thirteen franchised automotive dealerships. The Company issued 1.7 million shares of Common Stock in this transaction, which will be accounted for under the purchase method of accounting.

         In October 1997, the Company acquired the Appleway Automotive Group ("Appleway"), which owns and operates eight franchised automotive dealerships. The Company issued 1.8 million shares of Common Stock in this transaction, which will be accounted for under the purchase method of accounting.

         In October 1997, the Company acquired EuroDollar Holdings plc ("EuroDollar"), which operates an automotive rental business primarily in the United Kingdom. The Company paid approximately $150.0 million in cash and notes in this transaction, which will be accounted for under the purchase method of accounting.

         Additionally, subsequent to September 30, 1997, the Company acquired various other businesses in the automotive retail and solid waste services industries which were not material to the Company. The Company issued an aggregate of approximately .7 million shares of Common Stock and paid approximately $38.5 million in cash in such transactions which will be accounted for under the purchase method of accounting.

ACQUISITIONS COMPLETED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Significant businesses acquired through September 30, 1997 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through September 30, 1997 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

         In September 1997, the Company acquired Gulf Management, Inc. ("Gulf"), which owns and operates two franchised automotive dealerships. The Company issued approximately 1.8 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In August 1997, the Company acquired the net assets of Silver State which provides waste collection services. The Company issued approximately 16.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

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

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

         In July 1997, the Company acquired Value Rent-A-Car ("Value"), which operates an automotive rental business. The Company issued approximately 3.4 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired Courtesy Auto Group ("Courtesy"), which owns and operates eleven franchised automotive dealerships. The Company issued approximately 1.4 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired De La Cruz, which owns and operates four franchised automotive dealerships. The Company issued approximately 1.8 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In June 1997, the Company acquired Pierce, which owns and operates one franchised automotive dealership and two used automotive dealerships. The Company issued approximately 2.3 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

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

         In January 1997, the Company acquired Grubb Automotive ("Grubb"), which owns and operates five franchised automotive dealerships. The Company issued approximately 4.0 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In January 1997, the Company acquired Ed Mullinax, Inc. and subsidiaries ("Mullinax"), which owns and operates five franchised automotive dealerships. The Company issued approximately 3.6 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In addition, during the nine months ended September 30, 1997, the Company acquired various other businesses in the automotive retail, solid waste services and electronic security services industries which were not material to the Company. The Company issued an aggregate of approximately 8.8 million shares of Common Stock and paid approximately $76.4 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 15.2 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not material in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

         Details of the results of operations of the Company and Silver State, De La Cruz, Pierce, Flemington, Spirit, Chesrown, Bledsoe, National, Maroone, Wallace, Taormina and Carlisle (the "Pooled Entities") for the periods before the pooling of interests business combinations were consummated are as follows:

                                                           Nine Months Ended
                                                            September 30,
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ----------
Revenue:
     The Company....................................   $ 5,998.8     $  1,645.2
     Pooled Entities................................     1,378.6        2,848.2
                                                       ---------     ----------
                                                       $ 7,377.4     $  4,493.4
                                                       =========     ==========

Net income:
     The Company....................................   $   190.6     $     37.6
     Pooled Entities................................        47.9           58.1
                                                       ---------     ----------
                                                       $   238.5     $     95.7
                                                       =========     ==========

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The following summarizes the preliminary purchase price allocations for business combinations (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) consummated during the nine months ended September 30:

                                                                    1997            1996
                                                                    ----            ----
Revenue earning vehicles......................................    $ 179.5       $   75.5
Property and equipment........................................      532.3           91.6
Intangible assets.............................................      935.4           99.2
Working capital (deficiency), net of cash acquired............       46.3         (34.9)
Long-term debt assumed........................................     (817.6)        (101.2)
Other liabilities, net........................................       (4.3)          (5.2)
Common stock issued...........................................     (795.2)         (91.4)
                                                                 --------       -------
Cash used in business combinations............................   $   76.4        $  33.6
                                                                 ========        =======

         In connection with the Company's preliminary purchase price allocations for the acquisitions of Value and Snappy, the Company has recorded approximately $70.0 million in liabilities related primarily to fleet consolidation, closure of duplicate facilities and severance costs for terminated employees. Such liabilities are a result of the Company's decision to integrate these businesses into the Company's existing automotive rental operations upon consummation.

         The Company's unaudited pro forma consolidated results of operations assuming the acquisitions of Snappy, Value, Courtesy, Bankston, Kendall, AutoNation, Grubb and Mullinax, all of which have been accounted for under the purchase method of accounting, had occurred on January 1, 1996 are as follows:

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                         ---------------------------
                                                                                            1997            1996
                                                                                         ------------     ----------
Revenue.............................................................................     $    7,896.8     $  6,253.1
Income from continuing operations ..................................................     $      216.2     $     84.5
Fully diluted income from continuing operations per common and common
  equivalent share..................................................................     $        .50     $      .23


         The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1996.

3.  RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts are as follows:

                                                    September 30,      December 31,
                                                        1997              1996
                                                    ------------       ------------
Trade.............................................    $456.3             $301.2
Vehicle...........................................     251.7              228.1
Contracts in transit..............................      84.7               35.3
Other.............................................      70.0               28.9
                                                    --------           --------
                                                       862.7              593.5
Less: allowance for doubtful accounts.............     (43.5)             (17.5)
                                                    --------           --------
                                                      $819.2             $576.0
                                                    ========           ========

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.  REVENUE EARNING VEHICLES

         Revenue earning vehicles consist of the following:

                                                 September 30,   December 31,
                                                     1997            1996
                                                 -------------   ------------

Revenue earning vehicles.....................      $4,817.0        $4,011.2
Less: accumulated depreciation...............        (499.4)         (428.2)
                                                  ---------       ---------
                                                   $4,317.6        $3,583.0
                                                   ========        ========

5.  PROPERTY AND EQUIPMENT

         A summary of property and equipment is shown below:

                                                               September 30,   December 31,
                                                                  1997            1996
                                                               ----------       ---------
Land, landfills and improvements.............................. $    838.4       $   525.5
Furniture, fixtures and equipment.............................      954.5           659.5
Buildings and improvements....................................      761.6           439.4
                                                               ----------       ---------
                                                                  2,554.5         1,624.4
Less: accumulated depreciation and depletion..................     (620.5)         (478.0)
                                                               ----------       ---------
                                                               $  1,934.0       $ 1,146.4
                                                               ==========       =========

6.  INTANGIBLE ASSETS

         Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over forty years on a straight-line basis.

         Accumulated amortization of intangible assets at September 30, 1997 and December 31, 1996 was $79.3 million and $52.4 million, respectively.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7.  REVENUE EARNING VEHICLE DEBT

         Revenue earning vehicle debt consists of the following:

                                                                                            September 30,      December 31,
                                                                                               1997                1996
                                                                                            -------------      ------------
Amounts under $1.4 billion commercial paper program terminating March 1998;
  secured by eligible vehicle collateral; interest based on market
  dictated commercial paper rates..................................................        $  1,398.3         $  1,396.8
Amounts under $1.1 billion commercial paper program
  terminating May 1998; secured by eligible vehicle
  collateral; interest based on market dictated commercial
  paper rates......................................................................             971.8              856.3
Medium term notes payable; secured by eligible vehicle
  collateral; interest payable monthly at floating or
  fixed rates; due 1999-2003.......................................................             911.6              799.6
Amounts under $700.0 million credit agreement;
  secured by eligible vehicle collateral; interest based on LIBOR..................             600.0                 --
Other secured financings primarily with financing institutions in the United Kingdom; secured by eligible vehicle
  collateral; interest based on prevailing market rates;
  no stated expiration dates, reviewed annually...................................              246.2              327.7
                                                                                           ----------         ----------
                                                                                              4,127.9            3,380.4
Less: long-term portion............................................................            (911.6)            (844.8)
                                                                                           ----------         ----------
                                                                                           $  3,216.3         $  2,535.6
                                                                                           ==========         ==========

              In October 1997, the Company completed a refinancing program to finance vehicle purchases for its automotive rental operations. The aggregate program of $3.35 billion is comprised of a $2.3 billion commercial paper program and three commercial paper conduit facilities totaling $1.05 billion. Liquidity backup for the facilities terminates October 1998 and October 2000, respectively. Borrowings under these programs are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. The Company refinanced borrowings under its $1.4 and $1.1 billion commercial paper programs and its $700.0 million credit agreement with borrowings under this program.

8.  NOTES PAYABLE AND LONG-TERM DEBT

           Notes payable and long-term debt consist of the following:

                                                                                         September 30,     December 31,
                                                                                             1997             1996
                                                                                         -------------     ------------
$1.0 billion unsecured revolving credit facility; interest
  payable monthly using either a competitive bid
  feature or LIBOR based rate; matures 2002........................................         $ 220.0          $ 150.0
Vehicle inventory credit facilities secured by the
  Company's vehicle inventory; interest at
  varying rates....................................................................           513.8            225.7
Bonds payable under loan agreements with California
  Pollution Control Financing Authority; interest at
  prevailing market rates .........................................................            43.1             44.0
Other notes to banks and financial institutions at
  varying rates; maturing through 2015.............................................           138.0            307.9
                                                                                            -------          -------
                                                                                              914.9            727.6
Less: current maturities...........................................................          (555.9)          (334.0)
                                                                                            -------          -------
                                                                                            $ 359.0          $ 393.6
                                                                                            =======          =======

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9.  ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

         The Company utilizes interest protection agreements with several counterparties to manage the impact of interest rate changes on the Company's variable-rate revenue earning vehicle debt obligations. The Company does not use derivative financial instruments for trading purposes. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense on derivative financial instruments used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the related exposures over the periods covered by the contracts. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the yield on the underlying interest rate exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, the related pro-rata portion of any unrecognized gain or loss on the swap is recognized in income at that time as part of the gain or loss on the termination.

10.  INCOME TAXES

         Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

11.  STOCK OPTIONS AND WARRANTS

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

         A summary of stock option and warrant transactions for the nine months ended September 30, 1997 is as follows:

                                                                                                             Weighted-
                                                                                                             Average
                                                                                                             Exercise
                                                                                         Shares               Price
                                                                                         ------               -----
Options and warrants outstanding at beginning of year.................................       52.5            $ 7.63
Granted...............................................................................       13.5             28.39
Exercised.............................................................................      (18.0)             2.90
Canceled..............................................................................        (.5)            23.16
                                                                                         --------

Options and warrants outstanding at September 30, 1997................................       47.5             15.15
                                                                                         ========

Options and warrants exercisable at September 30, 1997................................       25.1              7.64
Options available for future grants at September 30, 1997 ............................       15.3               N/A

         The following table summarizes information about outstanding and exercisable stock options and warrants at September 30, 1997:

                                           Outstanding                                   Exercisable
                              ------------------------------------------          ----------------------------
                                            Weighted-
                                             Average
                                            Remaining          Weighted-                             Weighted-
                                           Contractual          Average                               Average
 Range of Exercise                            Life             Exercise                              Exercise
        Prices                Shares         (Years)             Price            Shares               Price
 -----------------            ------       -----------         --------           ------            ---------
$   1.13 - $   3.50            16.5           1.54             $  3.02             16.2               $  3.04
    3.78 -    24.62            16.5           7.99               14.48              7.1                 12.99
   24.63 -    41.88            14.5           9.28               29.22              1.8                 28.68
                               ----                                                ----
                               47.5           6.14               15.15             25.1                  7.64
                               ====                                                ====

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.  INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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

         The computation of weighted average common and common equivalent shares used in the calculation of fully diluted income per share, which is substantially the same as the computation used to calculate primary income per share, is shown below:

                                                                    Three Months Ended                  Nine Months Ended
                                                                        September 30,                     September 30,
                                                                  ------------------------         ----------------------------
                                                                    1997            1996              1997            1996
                                                                    ----            ----              ----            ----
Common shares outstanding..................................        422.1           307.7             422.1           307.7
Common equivalent shares...................................         58.4            51.1              64.6            52.9
Weighted average treasury shares purchased.................        (24.5)          (13.4)            (24.2)          (12.7)
Effect of using weighted average common and
    common equivalent shares outstanding...................        (16.2)            (.9)            (35.7)          (12.1)
                                                                   -----           -----             -----           -----
                                                                   439.8           344.5             426.8           335.8
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

                                             Three Months Ended           Nine Months Ended
                                                 September 30,              September 30,
                                           ------------------------     -----------------------
                                              1997          1996          1997         1996
                                              ----          ----          ----         ----
Basic:
    Continuing operations................     $ .30        $ .14          $ .58        $ .30
    Discontinued operations .............       .01          .01            .02          .02
                                             ------       ------          -----        -----
    Net income...........................     $ .31        $ .15           $.60         $.32
                                              =====        =====           ====         ====

Diluted:
    Continuing operations ...............     $ .28        $ .12          $ .54        $ .27
    Discontinued operations .............       .01          .01            .02          .02
                                             ------       ------         ------       ------
    Net income ..........................     $ .29        $ .13          $ .56        $ .29
                                              =====        =====          =====        =====


13.  RESTRUCTURING AND NON-RECURRING EXPENSES

         During the second quarter of 1997, the Company recorded a pre-tax $94.1 million provision for restructuring and non-recurring expenses related to the integration of the Company's automotive rental operations. The provision includes costs related to fleet consolidation, closure or sale of duplicate facilities, elimination of redundant information systems and certain other non-recurring expenses. Through September 30, 1997, the Company has spent approximately $15.5 million related to integration activities and has charged certain assets totaling $20.7 million against this liability. As of September 30, 1997, $57.9 million associated with this provision remained in accrued liabilities. The Company expects that the integration activities associated with this provision will be substantially completed within one year.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

14.  OTHER INCOME, NET

         Other income for the nine months ended September 30, 1997 includes a $102.3 million pre-tax gain from the May 1997 sale of the Company's 15.0 million shares of ADT Limited common stock, net of fees and expenses.

15.  SHAREHOLDERS' EQUITY

         In May 1997, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 500.0 million to
1.5 billion shares.

         In January 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of $552.7 million.

16.  LEGAL MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations. The historical unaudited condensed consolidated financial statements of the Company include the financial position and results of operations of Silver State Disposal Service, Inc. ("Silver State"), De La Cruz Auto Group ("De La Cruz"), The Pierce Corporation ("Pierce"), Flemington Car and Truck Country and certain related dealerships ("Flemington"), Spirit Rent-A-Car, Inc. ("Spirit"),
Chesrown Automotive Group ("Chesrown"), Bledsoe Dodge, Inc. ("Bledsoe"), National Car Rental System, Inc. ("National"), Maroone Automotive Group ("Maroone"), Wallace Automotive Group ("Wallace"), Taormina Industries, Inc. ("Taormina") and Carlisle Motors, Inc. ("Carlisle") which the Company acquired during the nine months ended September 30, 1997. These transactions have been accounted for under the pooling of interests method of accounting and, accordingly, the Company's historical financial statements have been restated as if the companies had operated as one entity since inception.

         In October 1997, the Company sold its electronic security services division to Ameritech Corporation for approximately $610.0 million. Accordingly, the operating results of the electronic security services segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. The Company believes that the sale will result in a gain of approximately $250.0 million net of income taxes to be recorded in the fourth quarter of 1997.

BUSINESS COMBINATIONS

         The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

PENDING ACQUISITIONS

         In November, 1997, the Company signed a definitive agreement to acquire the Gracely Automotive Group ("Gracely"), which owns and operates four franchised automotive dealerships. The Company will issue shares of its common stock, par value $.01 per share ("Common Stock"), valued at approximately $67.0 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In October 1997, the Company signed a definitive agreement to acquire the John Elway Automotive Group ("Elway"), which owns and operates eight franchised automotive dealerships. The Company will issue Common Stock valued at approximately $82.5 million in this transaction, which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In October 1997, the Company signed a definitive agreement to acquire Southern California Auto Group ("Southern"), which owns and operates twenty franchised automotive dealerships. The Company will issue Common Stock valued at approximately $113.0 million in this transaction which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In September 1997, the Company signed a definitive agreement to acquire the Sutherlin Automotive Group ("Sutherlin"), which owns and operates twelve franchised automotive dealerships. The Company will issue Common Stock valued at approximately $90.0 million in this transaction which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         In July 1997, the Company signed a definitive agreement to acquire Dobbs Automotive Group ("Dobbs"), which owns and operates twenty franchised automotive dealerships. The Company will issue Common Stock valued at approximately $200.0 million in this transaction which will be accounted for under the purchase method of accounting. The closing of the transaction is subject to customary conditions, including manufacturer and regulatory approvals.

         Additionally, the Company has signed definitive agreements to acquire various other businesses in the automotive retail and solid waste services industries which are not material to the Company. The Company will issue Common Stock and/or cash valued in the aggregate at approximately $174.5 million in such transactions which will be accounted for under the purchase method of accounting. These transactions are subject to customary conditions, including manufacturer and regulatory approvals, as applicable.

ACQUISITIONS COMPLETED SUBSEQUENT TO SEPTEMBER 30, 1997

         In October 1997, the Company acquired the Emich Automotive Group ("Emich"), which owns and operates thirteen franchised automotive dealerships. The Company issued 1.7 million shares of Common Stock in this transaction, which will be accounted for under the purchase method of accounting.

         In October 1997, the Company acquired the Appleway Automotive Group ("Appleway"), which owns and operates eight franchised automotive dealerships. The Company issued 1.8 million shares of Common Stock in this transaction, which will be accounted for under the purchase method of accounting.

         In October 1997, the Company acquired EuroDollar Holdings plc ("EuroDollar"), which operates an automotive rental business primarily in the United Kingdom. The Company paid approximately $150.0 million in cash and notes in this transaction, which will be accounted for under the purchase method of accounting.

         Additionally, subsequent to September 30, 1997, the Company acquired various other businesses in the automotive retail and solid waste services industries which were not material to the Company. The Company issued an aggregate of approximately .7 million shares of Common Stock and paid approximately $38.5 million in cash in such transactions which will be accounted for under the purchase method of accounting.

ACQUISITIONS COMPLETED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Significant businesses acquired through September 30, 1997 and accounted for under the pooling of interests method of accounting have been included retroactively in the financial statements as if the companies had operated as one entity since inception. Businesses acquired through September 30, 1997 and accounted for under the purchase method of accounting are included in the financial statements from the date of acquisition.

         In September 1997, the Company acquired Gulf Management, Inc. ("Gulf"), which owns and operates two franchised automotive dealerships. The Company issued approximately 1.8 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In August 1997, the Company acquired the net assets of Silver State which provides waste collection services. The Company issued approximately 16.7 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In August 1997, the Company acquired Snappy Car Rental, Inc. ("Snappy"), which operates an automotive rental business. The Company issued approximately 1.0 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired Value Rent-A-Car ("Value"), which operates an automotive rental business. The Company issued approximately 3.4 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired Courtesy Auto Group ("Courtesy"), which owns and operates eleven franchised automotive dealerships. The Company issued approximately 1.4 million shares of Common Stock in this transaction, which has been accounted for under the purchase method of accounting.

         In July 1997, the Company acquired De La Cruz, which owns and operates four franchised automotive dealerships. The Company issued approximately 1.8 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

         In June 1997, the Company acquired Pierce, which owns and operates one franchised automotive dealership and two used automotive dealerships. The Company issued approximately 2.3 million shares of Common Stock in this transaction, which has been accounted for under the pooling of interests method of accounting.

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

         In addition, during the nine months ended September 30, 1997, the Company acquired various other businesses in the automotive retail, solid waste services and electronic security services industries which were not material to the Company. The Company issued an aggregate of approximately 8.8 million shares of Common Stock and paid approximately $76.4 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 15.2 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. These acquisitions accounted for under the pooling of interests method of accounting were not material in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

BUSINESS SEGMENT INFORMATION

         The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses, restructuring and non-recurring expenses and operating income (loss) with percentages of the applicable segment revenue, for each of the Company's various business segments for the periods indicated (in millions):

                                                            Three Months Ended                           Nine Months Ended
                                                               September 30,                               September 30,
                                                  --------------------------------------     ---------------------------------------

                                                   1997        %         1996        %         1997         %         1996        %
                                                   ----        -         ----        -         ----         -         ----        -
Revenue:
    Automotive retail........................      $1,918.1    61         $ 587.6    37        $4,256.8     58        $1,854.5    41
    Automotive rental........................         905.3    29           809.0    50         2,286.1     31         2,064.2    46
    Solid waste services.....................         300.2    10           207.0    13           834.5     11           574.7    13
                                                 ----------   ---       ---------   ---     -----------    ---    ------------   ---
                                                    3,123.6   100         1,603.6   100         7,377.4    100         4,493.4   100
Cost of Operations:
    Automotive retail........................       1,713.3    90           522.3    89         3,793.3     89         1,644.5    89
    Automotive rental........................         667.7    74           610.4    76         1,742.8     76         1,587.8    77
    Solid waste services.....................         210.9    70           156.7    75           603.1     72           422.0    73
                                                 ----------             ---------           -----------           ------------
                                                    2,591.9               1,289.4               6,139.2                3,654.3
Selling, General and Administrative:
    Automotive retail........................         177.2     9            56.2     9           408.5     10           179.4     9
    Automotive rental........................         122.6    13           140.3    17           382.0     17           401.2    19
    Solid waste services.....................          28.8    10            25.9    13            79.8     10            71.6    13
    Corporate................................           8.4    --             4.3    --            21.5     --             9.1    --
                                                 ----------             ---------           -----------           ------------
                                                      337.0                 226.7                 891.8                  661.3
Restructuring and
    Non-Recurring Expenses:
    Automotive rental .......................            --    --              --    --            94.1      4              --    --
    Solid waste services.....................            --    --             7.6     4              --     --             7.6     1
                                                 ----------             ---------           -----------           ------------
                                                         --                   7.6                  94.1                    7.6
Operating Income (Loss):
    Automotive retail........................          27.6     1             9.1     2            55.0      1            30.6     2
    Automotive rental........................         115.0    13            58.3     7            67.2      3            75.2     4
    Solid waste services.....................          60.5    20            16.8     8           151.6     18            73.5    13
    Corporate................................          (8.4)   --            (4.3)   --           (21.5)    --            (9.1)   --
                                                 ----------             ---------           -----------           ------------
                                                    $ 194.7             $    79.9           $     252.3           $      170.2
                                                 ==========             =========           ===========           ============

CONSOLIDATED RESULTS OF OPERATIONS

         The Company's consolidated revenue was $3.1 billion and $7.4 billion for the three and nine months ended September 30, 1997, respectively versus $1.6 billion and $4.5 billion for the comparable 1996 periods. Consolidated operating income was $194.7 million and $252.3 million for the three and nine months ended September 30, 1997, respectively, versus $79.9 million and $170.2 million for the comparable 1996 periods. Income from the Company's discontinued operations was $3.2 million and $9.5 million for the three and nine months ended September 30, 1997, respectively, versus $2.1 million and $5.9 million for the comparable 1996 periods. Net income was $127.6 million and $238.5 million for the three and nine months ended September 30, 1997, respectively, versus $45.1 million and $95.7 million for the comparable 1996 periods. Net income per common and common equivalent share was $.29 and $.56 for the three and nine months ended September 30, 1997, respectively, versus $.13 and $.29 for the comparable 1996 periods. The operating results for each of the Company's various business segments are discussed below.

AUTOMOTIVE RETAIL

         The Company recently reorganized its automotive retail operations by combining its franchised automotive dealerships and AutoNation USA megastore operations into one automotive retail division. The Company currently operates 145 franchised automotive dealerships granted by various vehicle manufacturers, and has contracted to acquire 83 additional franchised automotive dealerships. The Company also currently operates 20 used vehicle megastores under the name AutoNation USA (sm).

         Automotive retail revenue was $1.9 billion for the three months ended September 30, 1997 versus $587.6 million for the comparable 1996 period, an increase of 226%. Such increase is a result of acquisitions (185%), volume (36%) and pricing (5%). Automotive retail revenue was $4.3 billion for the nine months ended September 30, 1997 versus $1.9 billion for the comparable 1996 period, an increase of 130%. Such increase is a result of acquisitions (108%), volume (15%) and pricing (7%).

         Cost of automotive retail operations was $1.7 billion and $3.8 billion for the three and nine months ended September 30, 1997, respectively, versus $522.3 million and $1.6 billion for the comparable 1996 periods. The increases in aggregate dollars are due primarily to acquisitions and the opening of AutoNation USA megastores.

         Selling, general and administrative expenses were $177.2 million and $408.5 million for the three and nine months ended September 30, 1997, respectively, versus $56.2 million and $179.4 million for the comparable 1996 periods. The increases in aggregate dollars are due to acquisitions and the opening of additional AutoNation USA megastores.

         Operating income as a percentage of automotive retail revenue was 1% for both the three and nine months ended September 30, 1997, respectively, versus 2% for both 1996 periods. Such decreases are attributed to operating losses incurred by the Company's used vehicle megastore operations totaling $18.4 million and $44.7 million for the three and nine months ended September 30, 1997. Such operating losses are attributed to start-up costs associated with the Company's development of these operations. The average age of existing AutoNation USA megastores is six months. The Company is in the process of acquiring and/or developing additional sites. As the Company opens new AutoNation USA megastores and reconditioning centers such operations will incur fixed operating and administrative costs immediately while revenue volume will tend to grow more gradually.

AUTOMOTIVE RENTAL

         Automotive rental revenue was $905.3 million and $2.3 billion for the three and nine months ended September 30, 1997, respectively, versus $809.0 million and $2.1 billion for the comparable 1996 periods. The increase for the three months ended September 30, 1997 versus the same period in 1996 is primarily due to increases in rental rates, acquisitions and higher rental volume. The increase for the nine months ended September 30, 1997 versus the same period in 1996 is due to increases in rental rates, higher rental volume and acquisitions.

         Automotive rental operating expenses were $667.7 million and $1.7 billion for the three and nine months ended September 30, 1997, respectively, versus $610.4 million and $1.6 billion for the comparable 1996 periods. The increase in aggregate dollars for the three months ended September 30, 1997 is attributed to acquisitions and volume. The increase in aggregate dollars for the nine months ended September 30, 1997 is attributed to volume, acquisitions and maintaining a larger fleet. Automotive rental operating expenses were 74% and 76% of automotive rental revenue for the three and nine months ended September 30 ,1997, respectively, versus 76% and 77% for the comparable 1996 periods. The decreases as percentages of revenue are a result of revenue improvement from rental rate increases partially offset by higher fleet costs.

         Selling, general and administrative expenses were $122.6 million and $382.0 million during the three and nine months ended September 30, 1997, respectively, versus $140.3 million and $401.2 million for the comparable 1996 periods. Such expenses were 13% and 17% of automotive rental revenue for the three and nine months ended September 30, 1997, respectively, versus 17% and 19% for the comparable 1996 periods. The decreases in selling, general and administrative expenses in aggregate dollars and as percentages of rental revenue are due to lower selling and administrative expenses for acquired businesses.

         During the second quarter of 1997, the Company recorded a $94.1 million pre-tax provision for restructuring and non-recurring expenses related to the integration of the Company's automotive rental operations. The provision includes costs related to fleet consolidation, closure or sale of duplicate facilities, elimination of redundant information systems and certain other non-recurring expenses. Through September 30, 1997, the Company has spent approximately $15.5 million related to integration activities and has charged certain assets totaling $20.7 million against this liability. As of September 30, 1997, $57.9 million of this provision remained in accrued liabilities. The Company expects that the integration activities associated with this provision will be substantially completed within one year.

SOLID WASTE SERVICES

         Solid waste revenue was $300.2 million and $834.5 million for the three and nine months ended September 30, 1997, respectively, versus $207.0 million and $574.7 million for the comparable 1996 periods. Such increases are primarily a result of acquisitions as well as increases in volume.

         Cost of solid waste services was $210.9 million and $603.1 million for the three and nine months ended September 30, 1997, respectively, versus $156.7 million and $422.0 million for the comparable 1996 periods. The increases in aggregate dollars are a result of the expansion of the Company's solid waste services operations primarily through acquisitions and increases in volume. Such expenses were 70% and 72% of solid waste services revenue for the three and nine months ended September 30, 1997, respectively, versus 75% and 73% for the comparable 1996 periods. The decreases in cost of solid waste services as percentages of solid waste services revenue are primarily a result of improvements in overall operating efficiency achieved through reductions in operating costs of acquired businesses.

         Selling, general and administrative expenses related to the Company's solid waste services operations were $28.8 million and $79.8 million for the three and nine months ended September 30, 1997, respectively, versus $25.9 million and $71.6 million for the comparable 1996 periods. The increases in aggregate dollars primarily reflect the growth of the Company's business through acquisitions. Selling, general and administrative expenses were 10% of solid waste services revenue for both the three and nine months ended September 30, 1997, versus 13% for both 1996 periods. The decreases in selling, general and administrative expenses as percentages of solid waste services revenue are primarily due to cost savings from centralizing administrative functions in certain regions as well as the reduction of administrative expenses for acquired businesses.

CORPORATE

         Corporate selling, general and administrative expenses were $8.4 million and $21.5 million for the three and nine months ended September 30, 1997, respectively, versus $4.3 million and $9.1 million for the comparable 1996 periods. The increases are a result of the overall growth experienced by the Company.

INTEREST INCOME

         Interest income was $3.1 million and $14.9 million for the three and nine months ended September 30, 1997, respectively, versus $8.3 million and $20.5 million for the comparable 1996 periods. Such decreases are primarily due to lower cash balances on hand during the periods.

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facility as well as debt assumed in acquisitions. Interest expense was $3.5 million and $13.7 million for the three and nine months ended September 30, 1997, respectively, versus $12.0 million and $32.9 million for the comparable 1996 periods. Such decreases are primarily due to the repayment of debt. Interest expense related to revenue earning vehicle financing and vehicle inventory financing is included in automotive rental operating expenses and cost of automotive sales, respectively.

OTHER INCOME, NET

         Other income for the nine months ended September 30, 1997 includes a $102.3 million pre-tax gain from the May 1997 sale of the Company's 15.0 million shares of ADT Limited common stock, net of fees and expenses.

INCOME TAXES

         Income tax expense was $71.5 million and $131.1 million for the three and nine months ended September 30, 1997, respectively, versus $38.6 million and $79.1 million for the comparable 1996 periods. The effective income tax rates were 36.5% and 36.4% for the three and nine months ended September 30, 1997, respectively, versus 47.3% and 46.8% for the comparable 1996 periods. The decreases in the effective income tax rates for the three and nine months ended September 30, 1997 are primarily due to varying historical effective income tax rates of acquired businesses accounted for under the pooling of interests method of accounting.

FINANCIAL CONDITION

         At September 30, 1997, the Company had $206.2 million in cash and approximately $702.8 million of availability under its $1.0 billion unsecured revolving credit facility which may be used for general corporate purposes. The Company believes that it has sufficient operating cash flow and other financial resources available to meet its anticipated capital requirements and obligations as they come due.

         In October 1997, the Company completed a refinancing program to finance vehicle purchases for its automotive rental operations. The aggregate program of $3.35 billion is comprised of a $2.3 billion commercial paper program and three commercial paper conduit facilities totaling $1.05 billion. Liquidity backup for the facilities terminates October 1998 and October 2000, respectively. Borrowings under these programs are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. The Company refinanced borrowings under its $1.4 and $1.1 billion commercial paper programs and its $700.0 million credit agreement with borrowings under this program. The Company has also issued $950.0 million of medium term notes, the proceeds of which were used to finance rental fleet vehicles. The Company has various other credit facilities to finance its current vehicle rental operations in Europe and other foreign markets.

         In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $244.6 million at September 30, 1997.

WORKING CAPITAL

         Working capital was $1.5 billion at September 30, 1997 as compared to $1.4 billion at December 31, 1996. The Company believes working capital may decline during the remainder of 1997 and beyond to lower levels as additional capital is used for the continued expansion of the Company's businesses including acquisitions and the opening of AutoNation USA megastores.

         Receivables, net were $819.2 million at September 30, 1997 as compared to $576.0 million at December 31, 1996. The increase is primarily attributed to acquisitions.

         Revenue earning vehicles consist of the Company's vehicle rental fleet, net of accumulated depreciation, and were $4.3 billion at September 30, 1997 as compared to $3.6 billion at December 31, 1996. The increase is primarily due to seasonality of fleet requirements and acquisitions.

         Inventory was $931.2 million at September 30, 1997 as compared to $338.5 million at December 31, 1996. Inventory consists primarily of retail vehicles held for sale valued using the specific identification method. The increase is primarily attributed to acquisitions as well as the opening of new AutoNation USA megastores.

         Accounts payable and accrued liabilities at September 30, 1997 were $831.9 million as compared to $511.4 million at December 31, 1996. The increase is primarily attributed to acquisitions and expansion of the Company's existing businesses.

         Revenue earning vehicle debt consists of the Company's obligations to various financial institutions secured by the Company's vehicle rental fleet. The current portion of such debt was $3.2 billion at September 30, 1997 and $2.5 billion at December 31, 1996. The increase is primarily due to seasonality of fleet requirements and acquisitions.

PROPERTY AND EQUIPMENT

         Property and equipment increased $930.1 million during the nine months ended September 30, 1997 as a result of acquisitions and increased capital expenditures resulting from expansion of the Company's existing businesses.

INTANGIBLE ASSETS

         Intangible assets increased $974.6 million during the nine months ended September 30, 1997 as a result of acquisitions accounted for under the purchase method of accounting during the period.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased by $1.6 billion during the nine months ended September 30, 1997 primarily due to acquisitions accounted for under the purchase method of accounting as well as the January 1997 sale of approximately
15.8 million shares of Common Stock which resulted in aggregate net proceeds of approximately $552.7 million.

CASH FLOWS

         Cash and cash equivalents decreased by $134.9 million and increased by $46.8 million during the nine months ended September 30, 1997 and 1996, respectively. The major components of these changes are discussed below.

CASH PROVIDED BY OPERATING ACTIVITIES

         The Company's net cash flows from operating activities increased by $126.6 million during the nine months ended September 30, 1997 primarily as a result of acquisitions and internal growth.

CASH USED IN INVESTING ACTIVITIES

         Purchases of revenue earning vehicles (net of sales) were approximately $1.4 billion and $1.6 billion during the nine months ended September 30, 1997 and 1996, respectively. Capital additions were $324.6 million and $179.2 million during the nine months ended September 30, 1997 and 1996, respectively. The increase in capital additions is attributed primarily to business acquisitions and the expansion of the Company's business and the development of AutoNation USA Megastores.

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

         The Company expects capital expenditures to increase substantially during the remainder of 1997 and in the foreseeable future due to expansion of the Company's existing businesses and future acquisitions. The Company intends to finance capital expenditures through cash on hand, revolving credit facilities, lease facilities and other financings.

CASH PROVIDED BY FINANCING ACTIVITIES

         Cash provided by financing activities during the nine months ended September 30, 1997 and 1996 resulted from revenue earning vehicle financings, commercial bank borrowings, repayments of debt and issuances of Common Stock. In January 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $552.7 million. In May 1996, the Company sold 9.9 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $197.6 million. Proceeds from private placements combined with cash provided by operating activities were used to fund capital additions, to repay debt assumed in acquisitions and to expand the Company's business during the periods.

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

         (c) Sales of unregistered shares during the three months ended September 30, 1997:

         All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         On July 3, 1997, in connection with the acquisition of Courtesy Auto Group, Inc. ("Courtesy"), the Company issued 1,380,744 shares of Common Stock to the shareholders of Courtesy in exchange for all of the issued and outstanding stock of Courtesy.

         On July 11, 1997, in connection with the acquisition of De La Cruz Auto Group ("De La Cruz"), the Company issued 1,752,914 shares of Common Stock to the shareholders of De La Cruz in exchange for all of the issued and outstanding stock of De La Cruz.

         On August 27, 1997, in connection with the acquisition of the assets of Silver State Disposal Service, Inc. and Affiliates ("Silver State"), the Company issued 16,670,342 shares of Common Stock to Silver State.

         On August 27, 1997, in connection with the acquisition of Powell Ford ("Powell"), the Company issued 1,408,160 shares of Common Stock to the shareholders of Powell in exchange for all of the issued and outstanding stock of Powell.

         On September 5, 1997, in connection with the acquisition of Libertyville Enterprises, Inc. ("Libertyville"), the Company issued 1,252,284 shares of Common Stock to the shareholders of Libertyville in exchange for all of the issued and outstanding stock of Libertyville.

         On September 29, 1997, in connection with the acquisition of Desert Buick-GMC Automotive Group ("Desert"), the Company issued 1,392,451 shares of Common Stock to the shareholders of Desert in exchange for all of the issued and outstanding stock of Desert.

         From time to time throughout the three months ended September 30, 1997, the Company issued an aggregate of 12,729,200 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $2.25 to $3.50.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

10.1 Asset Purchase Agreement dated as of September 26, 1997 among Republic Industries, Inc., Republic Security Companies Holding Company, Inc., Republic Security Companies Holding Company II Inc., Ameritech Corporation and Ameritech Monitoring Services, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 3, 1997).

10.2 1997 Employee Stock Option Plan (Incorporated by reference from Appendix B filed as part of the Company's Proxy Statement in connection to its Annual Meeting held on May 13, 1997).

10.3       Amendment No. 1 to the 1997 Employee Stock Option Plan.

27.1 Financial Data Schedule for the Nine Months Ended September 30, 1997 (For SEC use only)

27.2 Financial Data Schedule for the Nine Months Ended September 30, 1996 (Restated) (For SEC use only)

         (b)  Reports on Form 8-K:

                  Form 8-K dated August 19, 1997, Item 5 reporting certain financial information for consummated acquisitions.

                  Form 8-K dated September 15, 1997, Item 5 reporting certain financial information for consummated acquisitions.

                  Form 8-K dated September 29, 1997, Item 5 reporting the Company's intention to sell substantially all of the assets of the Company's security monitoring division to Ameritech Corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REPUBLIC INDUSTRIES, INC.

                                      By: /s/  Michael S. Karsner
                                          -----------------------
                                               Michael S. Karsner
                                               SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

Date: November 10, 1997