Form 10-Q/A
period 1997-09-30
REPUBLIC INDUSTRIES INC
filed 1997-12-24
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 769-7200

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On December 22, 1997, the registrant had 429,324,832 outstanding shares of common stock, par value $.01 per share.

         Explanatory Note: Republic Industries, Inc., (the "Company") is filing this Quarterly Report on Form 10-Q/A for the Quarterly Period Ended September 30, 1997 to amend the disclosure under Note 11 to the financial statements included therein and to correct certain errors in the Company's 1997 Proxy Statement. See, Part II, Item 5. Other Information.

                            REPUBLIC INDUSTRIES, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                    PAGE
ITEM 1.           FINANCIAL STATEMENTS

                  Unaudited Condensed Consolidated Balance Sheets as
                    of September 30, 1997 and December 31, 1996 (Restated)....................................     3

                  Unaudited Condensed Consolidated Statements of Operations
                    for the Three and Nine Months Ended September 30, 1997 and 1996 (Restated)................     4

                  Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Nine Months Ended September 30, 1997......................................      5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended September 30, 1997 and 1996 (Restated).........................      6

                  Notes to Unaudited Condensed Consolidated Financial Statements.............................      7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS................................................................     17

                                                PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES......................................................................     25

ITEM 5.           OTHER INFORMATION..........................................................................     25

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...........................................................     25

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

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

11.  STOCK OPTIONS AND WARRANTS

         The Company has various stock option plans under which shares of Common Stock may be granted to employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Common Stock at the date of grant. Generally, options granted will have a term of ten years from the date of grant, and will vest in increments of 25% per year over a four year period on the yearly anniversary of the grant date. On January 3, 1997, the Compensation Committee of the Company's Board of Directors approved management's recommended 1997 annual employee stock option grant of 6.7 million shares of Common Stock (2.0 million shares of which were granted under the Company's 1997 Employee Stock Option Plan subject to shareholder approval obtained in May 1997). These stock options were granted using the quoted market price at the date of management's recommendation ($28.625 at December 31, 1996) as opposed to the quoted market price at the grant date ($29.9375 at January 3, 1997). No compensation expense associated with these grants has been recognized in the accompanying consolidated financial statements as it would not be material to the consolidated financial position or results of operations.

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

ITEM  5.  OTHER INFORMATION

Corrected Proxy Disclosure

         The Company has determined that certain information reported under the heading "Proposal 3 - Approval of Republic 1997 Employee Stock Option Plan" set forth in the Company's 1997 Proxy Statement ("Proxy Statement"), under the subheading "Options Granted Under the Plan," was incorrect. The error resulted from inadvertent delays in entering all of the stock option grant information in the Company's computer system by the time the Proxy Statement was prepared. The Company has taken steps to prevent such delays and errors from recurring. The Proxy Statement incorrectly reported that, as of April 4, 1997, the Company had granted options to purchase an aggregate of 475,160 shares of Common Stock at prices ranging from $28.625 to $36.00 per share to certain employees (none of whom are executive officers or directors of the Company) under its 1997 Employee Stock Option Plan (the "Plan"), contingent upon approval of the Plan by the Company's stockholders. The correct information is that, as of April 4, 1997, the Company had granted options to purchase an aggregate of 4,483,010 shares of Common Stock at prices ranging from $28.625 to $39.75 per share to certain employees (none of whom are executive officers or directors of the Company) under the Plan, contingent upon approval of the Plan by the Company's stockholders. Included in these grants are options to purchase approximately
2.0 million shares at a price of $28.625 per share granted on January 3, 1997, as is further discussed in Note 11 to the Financial Statements included in Item 1 of this Form 10-Q/A.

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

10.3 Amendment No. 1 to the 1997 Employee Stock Option Plan. (Incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997).

27.1 Financial Data Schedule for the Nine Months Ended September 30, 1997 (For SEC use only) (Incorporated by reference from Exhibit 27.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997).

27.2 Financial Data Schedule for the Nine Months Ended September 30, 1996 (Restated) (For SEC use only) (Incorporated by reference from Exhibit
           27.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997).

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

                                      REPUBLIC INDUSTRIES, INC.

                                      By: /s/  Michael S. Karsner
                                          -----------------------
                                               Michael S. Karsner
                                               SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER)

Date: December 23, 1997