Form 10-K405
period 1997-12-31
REPUBLIC INDUSTRIES INC
filed 1998-03-27
CIK 350698

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                 ____________ TO ____________

                       Commission file number: 1-13107

                           REPUBLIC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                       73-1105145
           (State of Incorporation)                  (I.R.S. Employer Identification No.)

             110 S.E. 6TH STREET                                    33301
           FORT LAUDERDALE, FLORIDA                               (Zip Code)
   (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (954) 769-7200

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                  Name of Each Exchange on which Registered
             -------------------                  -----------------------------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE               THE NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1998, the registrant had 447,082,516 shares of Common Stock outstanding and, at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $10,409,508,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III   Portions of the Registrant's Proxy Statement relative to the
           1998 Annual Meeting of Stockholders.
Part IV Portions of previously filed reports and registration statements.

================================================================================

                                     INDEX
                                  TO FORM 10-K

                                                                            PAGE NUMBER
                                                                            -----------
Part I
Item  1.      Business....................................................         1
Item  2.      Properties..................................................        21
Item  3.      Legal and Administrative Proceedings........................        29
Item  4.      Submission of Matters to a Vote of Security Holders.........        29

Part II
Item  5.      Market for the Registrant's Common Equity and Related
                Stockholder Matters.......................................        30
Item  6.      Selected Financial Data.....................................        31
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations (including Item 7A).............        32
Item  8.      Financial Statements and Supplementary Data.................        41
Item  9.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................        67

Part III
Item 10.      Directors and Executive Officers of the Registrant..........        68
Item 11.      Executive Compensation......................................        68
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................        68
Item 13.      Certain Relationships and Related Transactions..............        68

Part IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.......................................................        69

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Republic Industries, Inc. (the "Company") operates subsidiaries in the automotive retail, automotive rental, and solid waste services industries. The Company owns the nation's largest chain of franchised automotive dealerships and is building a chain of used vehicle megastores that it operates under the AutoNation USA(SM) brand name. The Company also owns National Car Rental System, Inc. ("National"), Alamo Rent-A-Car, Inc. ("Alamo"), and several other vehicle rental companies. The Company also owns one of the largest solid waste services businesses in the United States.

     The Company's automotive retail business consists of the sale, lease and financing of new and used vehicles and related automotive services and products. According to Automotive News, an industry trade publication, the Company is the single largest automotive retailer in the United States as measured by total annual revenue. The Company recently organized its retail operations into ten regional districts which cover 24 major domestic markets. The Company has acquired or contracted to acquire over 260 franchised automotive dealerships which own and operate franchises granted by the manufacturers of approximately 36 different brands of cars and light trucks. The Company also operates 26 AutoNation USA used vehicle megastores.

     The Company's automotive rental business primarily rents vehicles on a daily or weekly basis to leisure and business travelers principally from on-airport or near airport locations through Alamo and National. The Company's automotive rental business operates in all 50 states in the United States, and in Canada, the Caribbean, Latin America, the Pacific, Australia, Europe, Africa and the Middle East. In 1997, the Company operated an average aggregate domestic rental fleet of approximately 310,000 vehicles. According to Auto Rental News, an industry trade publication, the Company has the largest combined automotive rental fleet in the United States.

     The Company's solid waste services business provides integrated solid waste collection and disposal services. The Company provides solid waste collection services for municipal, residential, commercial and industrial customers through 95 collection companies in 23 states. The Company also owns or operates 54 transfer stations, 24 materials recycling facilities, and 42 solid waste landfills. These landfills have an aggregate of approximately 5,468 permitted acres with a total available permitted disposal capacity of approximately 1.1 billion in-place cubic yards as of December 31, 1997.

     The Company was incorporated in Oklahoma in 1980 and reincorporated in Delaware in 1991. The Company's common stock, par value $.01 per share ("Common Stock"), is listed on The New York Stock Exchange ("NYSE") under the symbol "RII." For information concerning financial condition, results of operations, related financial data and business segment information, and regarding business combinations, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." For certain risk factors related to the Company's business, operations and financial performance, see "-- Risk Factors."

BUSINESS STRATEGY

     The Company's business strategy is to improve stockholder value by (i) capitalizing on its market leading positions in its existing lines of business to continue to generate high levels of internal growth, (ii) enhancing and broadening its operations by making selective acquisitions of businesses and
(iii) continuing to integrate and consolidate operations in its existing lines of business to become a low cost provider in each industry, and to increase operating margins and profitability. For certain risks involved with the Company's business strategy, see "-- Risk Factors."

     In building its automotive operations, the Company's goal is to become the premier national provider for consumers' automotive needs. According to the National Automotive Dealers Association ("NADA") and other sources, the automotive industry as a consumer market generates over one trillion dollars in annual revenue. In 1997, this market included retail sales of new vehicles (approximately $330 billion), retail sales of used vehicles (approximately $370 billion), retail sales of vehicle parts and maintenance/repair services (approximately $189 billion) and rental of vehicles (approximately $15 billion). In addition, consumers financed approximately $459 billion of vehicles retailed in 1997. Notwithstanding the tremendous size of this market and of each of its individual components, the Company believes that the automotive consumer market generally suffers from high degrees of inefficiency, fragmentation and consumer dissatisfaction.

     At the end of 1997, NADA and industry analysts estimated that there were more than 22,000 franchised automotive dealerships and 56,000 independent used vehicle retailers in operation in the United States. Vehicles, both new and used, are being retailed through a decreasing number of outlets. Excluding the relatively new brands of vehicles (Acura, Hyundai, Infiniti, Isuzu, Kia, Lexus and Saturn) being distributed in the United States, since 1970 the number of franchised automotive dealerships operating in the United States has decreased by more than 40%. Although there has been rapid consolidation of the automotive retailing industry, the Company believes there is still room for significant additional consolidation. This is due to a number of factors including, but not limited to, increased consumer information, aging dealership principals, declining new vehicle gross margins, high-cost distribution systems, vehicle manufacturer programs to reduce the number of franchises, the advent and growth of specialty retailers for used vehicles, parts and service, the increasing acceptance of public ownership of franchised automotive dealerships by automobile manufacturers and the changing retailing environment.

     The Company believes consumers are generally dissatisfied with the service and retail experience offered by existing automotive retailers, particularly with respect to used vehicles. For example, the Company believes that consumers generally are unable to find used vehicles that have been extensively reconditioned, to obtain comprehensive warranties on used vehicles, to see and test drive a broad selection of used vehicles in one location, or to be offered a convenient and pleasant, no pressure, "no haggle" shopping environment. As a result, approximately 30% of the total number of used vehicle sales each year are made through casual private transactions between individuals rather than through an established retailer, according to industry estimates.

     The Company believes the inefficiency, fragmentation and consumer dissatisfaction in the retail of used vehicles exists throughout the automotive industry. The Company believes that this lack of consumer confidence in the existing automotive retail markets is due in part to the absence of a nationally branded retailer. The Company's strategy is to capitalize on these opportunities by becoming a nationally recognized branded retailer and provider of products and services to automotive consumers.

     Through the completed and pending acquisitions of dealership groups which operate over 260 franchised automotive dealerships and the development and operation of its AutoNation USA megastores, the Company is well-established as the nation's largest automotive retailer. The Company's management believes that tremendous growth opportunities remain in the fragmented automotive retail markets, and expects that the Company's significant growth will continue for the foreseeable future.

     The Company's automotive retail businesses recently have been organized under a business model in which all automotive retail businesses that serve local customers within defined geographic areas function as one business unit under one local management team (each called an "Automotive Retail District" or "District"). The Company has determined that its automotive retail businesses are best managed at the local level, with decision-making authority in close proximity to the customers. In the automotive retail business, for example, the popularity of different brands and models of vehicles varies by local markets. The Districts are organized in a manner which will allow the Company to maximize sales and improve profitability by (i) adjusting inventory and pricing to target the local markets and (ii) reducing costs throughout its vast retail network.

     The goal of the Automotive Retail Districts is to maximize retail sales and profits, improve store margins, and improve market share and penetration of all products. The Automotive Retail Districts will allow the Company to develop AutoNation USA into a national, highly recognized brand. It is expected that each District will advertise aggressively in its local markets to maximize traffic in stores, establish effective inter-store communications and referral sales among stores, and implement in all stores in the District the best demonstrated practices of all the Company's franchised dealerships and used vehicle megastores. While the former owners and managers of franchised automotive dealerships acquired by the Company generally have been retained to capitalize on their local market knowledge and to instill their entrepreneurial drive at all levels, all employees in a District will be trained, motivated, compensated and focused under one clearly defined local management team. The Company believes this approach will achieve high customer satisfaction and will develop "Customers for Life" who return to the Company's businesses for all of their automotive needs. As a result, the Company expects to generate higher levels of earnings and improve stockholder value.

     In implementing its growth strategy for its automotive retail business, the Company generally has targeted major domestic markets in each District for the clustering of dealerships offering the most popular brands of new vehicles together with AutoNation USA megastores. The Company has sought out dealerships with well established reputations for quality service, competitive pricing and programs designed to improve customer convenience and satisfaction. By owning and operating numerous retail locations in a given market which sell and lease new and used vehicles, as well as provide financing, insurance, service and parts for vehicles, the Company benefits from multiple transactions involving the same vehicles. In addition, the Company benefits from its internally created supply of used vehicles which are traded-in or returned off-lease at its dealerships and AutoNation USA megastores. By offering a broad spectrum of vehicle brands, the Company also is less dependent on the success of particular vehicle manufacturers.

     The Company anticipates that its unique and extensive network of franchised automotive dealerships and AutoNation USA megastores will provide consumers with access to benefits and discounts not available elsewhere. The ownership and operation of numerous franchised dealerships within each District permits the Company to sell to customers many brands and models of vehicles, however equipped, from the vast inventory within the District. The large number of stores within each District also permits the Company to capture the warranty, service and parts needs of consumers who purchase many brands and models of vehicles, and to offer vehicle rental service to customers through the Company's local/replacement vehicle rental operations at all of the Company's larger dealerships and AutoNation USA megastores when vehicles are being serviced or repaired.

     The vast size of the Company's automotive retail business also provides the Company with immediate margin benefits and competitive advantages by leveraging economies of scale. For example, the Company's cost of capital for floor plan inventory financing is lower than most of its competitors. Additional savings should result from consolidated purchasing of advertising and insurance, and more efficient administrative, information and other business systems. As a result, the Company expects to become the low cost provider of new and used vehicles at its franchised dealerships and AutoNation USA megastores.

     The Company also expects that vehicle manufacturers will benefit from the Company's consolidation of the retail market. By eliminating inefficiencies in the distribution system, the average price of a new vehicle can be lowered substantially. The Company also believes that its programs and benefits will result in higher customer satisfaction ratings. These programs and benefits will continue to improve as the Company implements the best dealer practices in its retail network. Finally, the Company will be able to accumulate a unique customer data base to further identify and meet consumer needs. The Company plans to eventually identify its franchised automotive dealerships as affiliated with AutoNation USA, while continuing to ensure that each of the manufacturers' brands remains predominant for the vehicles themselves. The Company's goal is to establish AutoNation as a brand which consumers identify with trust, reliability, convenience and wide-ranging services for any number of vehicle brands.

     In its automotive rental business, the Company intends to become a fully integrated and leading provider of services to consumers in the business and leisure travel markets and to expand its presence in the local/replacement vehicle rental market. The Company is combining numerous duplicative operations of National and Alamo to achieve economies of scale in fleet purchasing, utilization and financing, as well as in revenue management. The Company's goal is to have a common fleet in place for National and Alamo for the 1999 vehicle model year, which will allow for greater capacity to reallocate vehicles between facilities to meet National's greater demand by business travelers during weekdays and to meet Alamo's greater demand by leisure travelers during weekends. The Company expects that its automotive rental business will experience continued internal growth, increased operating margins, and higher levels of earnings, thereby improving stockholder value.

     In its solid waste services business, the Company operates 95 solid waste collection companies, 54 transfer stations, 42 solid waste landfills and 24 materials recycling facilities. The collection companies generally provide solid waste collection and hauling services in high growth markets, and the Company expects its solid waste business will experience continued internal growth. The Company generally operates waste collection companies that are in markets served by the Company's existing landfill facilities, and in markets with attractive third party disposal fees. The Company's solid waste business is focused on integrating its operations and consolidating duplicative facilities to maximize cost efficiencies and economies of scale, and it expects to maintain attractive operating margins. In making acquisitions, the Company principally targets waste collection companies which have long term collection contracts with municipalities, with particular focus on "tuck-in" companies that operate in markets already serviced by the Company. The Company also may consider acquiring companies which own or operate landfills with significant permitted disposal capacity and appropriate levels of waste volume. The Company generally targets acquisitions in markets where it will be, or will have favorable prospects of becoming, a significant provider of integrated solid waste services in that market. However, the Company is not limited to these target criteria for acquisitions, and may acquire additional solid waste operations as opportunities arise.

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

OPERATIONS

     The Company's operations are organized primarily into three general industry segments: (1) automotive retail, (2) automotive rental and (3) solid waste services.

  Automotive Retail

     The Company owns and operates, or has contracted to acquire, over 260 franchised automotive dealerships and 26 AutoNation USA megastores in eighteen states. These franchises include the Acura, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Dodge, Ford, GMC, Geo, Honda, Hyundai, Infiniti, Isuzu, Jaguar, Jeep-Eagle, Kia, Lamborghini, Land Rover, Lexus, Lincoln-Mercury, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Oldsmobile, Plymouth, Pontiac, Porsche, Rolls Royce, Saab, Subaru, Suzuki, Toyota, Volkswagen and Volvo brands of cars and light trucks.

     At present, the Company has established ten Automotive Retail Districts to operate its automotive retail businesses, including its franchised automotive dealerships and its AutoNation USA megastores. Each Automotive Retail District is designed to serve local retail consumers in a defined geographic area and function as a distinct business unit under one local management team. As more retail outlets are acquired and opened by the Company, additional, and in some cases more concentrated, Districts will be established on the basis of geography and local media ADI (areas of dominant influence). The number of stores in each District will vary, while revenue within each District is expected to range from $500 million to $3 billion per year when acquisitions of franchised automotive dealerships and development of AutoNation USA megastores are completed.

     A central element of the Company's strategy is to improve customer perceptions of the vehicle buying experience. The Company's establishment of its Automotive Retail Districts is based on management's belief that automotive retail businesses are best managed at the local level with a focus on the needs and demands of local consumers. In all of its Districts, the Company intends to create a pleasant shopping environment by, among other things, providing convenient hours of operation, courteous and knowledgeable personnel and competitive pricing. The Company has acquired, and intends to continue to acquire, automotive dealerships with well established reputations for quality service, competitive pricing and programs designed to improve customer convenience and satisfaction. In that regard, whenever the Company makes acquisitions, it generally intends to retain each automotive dealership's principal management in order to benefit from their years of automotive retailing experience.

     Each of the Company's franchised automotive dealerships offers brand name new and used vehicles. New vehicles are generally acquired directly from the manufacturers and the mix of vehicles is generally determined by the manufacturers based on several factors including the size and location of the dealership and the dealer's sales record and customer satisfaction rating. Used vehicles are generally acquired from customer trade-ins and off-lease vehicles. Customers generally have a choice of purchasing or leasing any vehicle. In recent years the number of leasing transactions has increased due to the rising prices of new vehicles and the support of vehicle manufacturers. Through the use of captive leasing companies, manufacturers have supported the residual values of leased vehicles which has lowered the monthly payments on leased vehicles relative to purchased vehicles that are financed. Each of the Company's franchised automotive dealerships also offers aftermarket products such as cellular phones, upgraded sound systems, alarms, and extended service contracts. The Company's franchised automotive dealerships also generally have service facilities which provide a wide range of vehicle maintenance and repair services.

     The Company's AutoNation USA megastores maintain a retail inventory of up to 1,000 used vehicles. The used vehicles at AutoNation USA megastores feature a low "no haggle" price, extensive reconditioning, warranties, roadside assistance plans and other benefits not typically offered by independent used vehicle retailers. Prominent among these benefits is a 7 day, 300 mile money-back guaranty. The showrooms at the AutoNation USA megastores are large, and contain vehicle display space, a supervised children's area, a retail store for automotive accessories, a community room, an eating area and other amenities.

     The AutoNation USA megastores have several sources of supply for used vehicles. The inventory of used vehicles is purchased primarily from automotive dealerships and, to a lesser extent, auctions and other sources. At the auctions, the Company purchases used vehicles through competitive bidding. The Company anticipates that it will obtain the substantial majority of its used vehicles in the future from customer trade-ins and off-lease vehicles at the Company's franchised automotive dealerships and AutoNation USA megastores.

     All used vehicles acquired from any source for retail sale at AutoNation USA megastores are extensively reconditioned by the Company. The mechanical, safety and cosmetic condition of each vehicle is thoroughly inspected by certified technicians, and the vehicles are repaired, serviced, painted, cleaned and processed, as necessary, prior to being delivered to the AutoNation USA megastores. The Company owns and operates its own vehicle reconditioning centers and also uses the service facilities at its franchised automotive dealerships to recondition used vehicles.

     Each of the Company's automotive dealerships operates under a franchise agreement with a vehicle manufacturer. The franchise agreements generally grant the franchised automotive dealership a non-exclusive right to sell the manufacturer's brand of vehicles and offer related parts and service within a specified market area. Generally, a manufacturer will retain the discretion to allocate the mix of vehicles distributed to its franchised dealerships within a given market area. The franchise agreements also grant the dealerships the right to use the manufacturer's trade names in connection with the sale of its vehicles. The franchise agreements generally impose operational requirements and restrictions on the automotive dealerships relating to inventory levels, working capital requirements, showroom and service facilities, personnel and monthly financial reporting, among other things. The franchise agreements generally provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes including changes of ownership without prior approval, certain bankruptcy related events, the death, disability or conviction of the dealer principal, the failure to maintain certain customer satisfaction ratings, or any material breach of the franchise agreement.

     In furtherance of the Company's strategy to expand its automotive retail operations, the Company has entered into agreements with certain major vehicle manufacturers, including General Motors Corporation ("General Motors"), Ford Motor Company and Toyota Motor Sales USA, Inc. These agreements generally contain provisions relating to the Company's acquisition, ownership structure, management and operation of automotive dealerships franchised by such manufacturers. Such agreements also set certain limits on the number of dealerships which the Company may acquire of the particular manufacturer, based upon either the manufacturer's total sales revenue or a fixed number of dealerships. The Company will approach such limits as it continues to expand and acquire franchised automotive dealership groups. In addition, such agreements generally provide that the manufacturer will have the right to acquire, for fair market value, any of manufacturer's franchised automotive dealerships operated by the Company in the event of a change in control of the Company or certain other extraordinary corporate transactions such as a merger or sale of all of the Company's assets.

     There are also various federal and state laws that govern the franchise relationships for automotive dealerships. These include statutes that prohibit manufacturers from terminating or failing to renew a franchise without good cause and that prohibit manufacturers from unreasonably withholding approval of a proposed change in ownership. Under such statutes, a vehicle manufacturer may disapprove of a proposed change in ownership for certain enumerated reasons involving such matters as the moral character, financial capability and/or business experience of the proposed transferee.

  Automotive Rental

     The automotive rental industry is composed of three principal markets: the market for business travelers, the market for leisure travelers and the market for replacement vehicles to local consumers. In the business and leisure markets, the Company rents vehicles principally from on-airport or near-airport locations. In the local/replacement market, the Company rents vehicles primarily to individuals who have temporarily lost the use of their vehicles through accident, theft, breakdown or other occurrences. The local/replacement market rents principally from locations in downtown or suburban areas. The Company's automotive rental operations have a strong presence in each of these markets.

     National principally targets the general use market for business travelers. National's vehicle rental business operates in all 50 states in the United States and in Canada, the Caribbean, Latin America, the Pacific, Australia, Europe, Africa and the Middle East. National has approximately 800 rental locations in the United States and Canada. National also has approximately 164 locations in the Caribbean, Latin America and the Pacific. National serves its customers in Japan and other parts of the Pacific through a marketing affiliation with Nippon Rent-A-Car. Prior to February 1, 1998, National served its customers in Europe, Africa and the Middle East through a marketing affiliation with Europcar/Interrent. Beginning February 1, 1998, as a result of the Company's recent acquisition of EuroDollar Rent A Car, National began to operate, and in some cases license, approximately 840 locations in Europe, Africa and the Middle East. Certain EuroDollar Rent A Car operations in Europe are being rebranded as National operations in 1998. In the United States, National will operate an average fleet of approximately 150,000 vehicles in 1998.

     Alamo principally targets the general use market for leisure travelers. Alamo's vehicle rental business operates in 45 states in the United States and in Canada, Mexico and Europe. Alamo has approximately 148 rental locations in the United States and Canada. Alamo also has approximately 162 locations in Europe. As a result of the Company's recent acquisition of EuroDollar Rent A Car, Alamo is being co-branded with National at numerous locations through Europe, Africa and the Middle East. In the United States and Canada, Alamo will operate an average fleet of approximately 145,000 cars in 1998.

     The Company has a strong presence in the local/replacement vehicle rental market following its acquisitions of Spirit Rent-A-Car, Inc. and Snappy Car Rental, Inc. in 1997. The Company's local/replacement vehicle rental business is being rebranded under the CarTemps USA brand name. Expansion of the Company's 312 locations serving the local/replacement market by an additional 108 locations is planned throughout 1998, for a total of 420 CarTemps USA locations by year end in the United States. The Company expects to provide its own local/replacement vehicle rental service at all of the Company's larger franchised automotive dealerships and AutoNation USA megastores. In the United States, CarTemps USA will operate a fleet of approximately 32,000 vehicles in 1998.

     By combining certain operations of these companies, the Company plans to leverage its brands across distribution channels as well as achieve economies of scale in fleet purchasing, fleet utilization, revenue management and financing. The Company expects to further integrate Alamo and National operations through a common fleet, common fleet maintenance program and common information technology platforms. In addition, the Company is in the process of integrating back-office operations such as claims administration, accounting functions, and reservation systems.

     In the United States, all of Alamo's rental locations and most of National's rental locations are corporate-owned. National licenses a number of its locations to third party operators, generally in smaller domestic markets and in many foreign markets. Alamo licenses a number of its locations to third party operators in Europe. The licensing arrangements provide greater depth of coverage for customers while maintaining operating efficiencies. All of the Company's operations in the CarTemps USA local/replacement segment are corporate-owned.

     In general, concession fees for airport locations are based on a percentage of total revenue (as determined by each airport), subject to a minimum guaranteed amount. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. As a result of minimum guaranteed fees, most smaller rental companies are not located at airports. At near-airport locations, airport authorities generally charge permit fees for the privilege of customer pick-up and drop-off at terminals by courtesy vans or buses. Generally, on-airport locations have more high-yielding walk-up rentals (i.e., customers without reservations) and fewer no-shows (i.e., customers with reservations who fail to rent). At almost all airports at which they operate, Alamo and National are two of several vehicle rental concessionaires.

     General Motors has been the principal supplier of rental vehicles to National and Alamo for many years. In the 1997 model year, vehicles manufactured by General Motors made up approximately 70% of rental fleet purchases. The percentage of rental vehicles that are purchased from General Motors has declined slightly over the last three years. In the last few years, several other vehicle manufacturers have also supplied rental vehicles to the Company.

     A large percentage of the Company's fleet purchases are subject to manufacturer repurchase programs ("Repurchase Programs"). Alamo and National purchased approximately 97% of their combined U.S. rental fleet during model year 1996 and 94% during 1997 under Repurchase Programs pursuant to which either
(i) in the case of a traditional repurchase program, the manufacturer is obligated to repurchase vehicles within designated periods of time or (ii) in the case of a guaranteed depreciation program, the manufacturer has guaranteed that the vehicles will not depreciate more than a certain specified amount compared to actual auction prices, in each case in accordance with the terms and conditions of the specific program. Approximately 80% of the Company's combined vehicle rental fleet in 1998 will be acquired under Repurchase Programs. The Company may, at its option, require the manufacturers to repurchase vehicles under the Repurchase Programs at any time during allowable periods. If vehicles subject to Repurchase Programs are returned earlier than originally anticipated, the depreciation expense is usually increased for the period such vehicles were in service. Vehicles acquired under Repurchase Programs in the United States are purchased by the Company through franchised automotive dealerships, including, where feasible, the Company's dealerships.

     Under the Repurchase Programs with General Motors, the rental fleets of Alamo and National must consist of specified minimum percentages of General Motors vehicles. Through model year 2000, Alamo and National must maintain at least 51% and 85%, respectively, of General Motors vehicles in order to receive certain discounts and incentives. In return, General Motors has agreed to make available a specified minimum number of vehicles each model year. As part of its European operations, the Company has committed to buy approximately 20,000 vehicles per year for 3 years from Vauxhall, a unit of General Motors.

     Purchases made outside of Repurchase Programs are made from a number of sources, including private and public auctions, wholesalers, automotive dealerships and vehicle manufacturers. In the future, the number of vehicles purchased outside Repurchase Programs may increase or decrease based on a number of factors, including a determination of the acceptable level of residual risk related to the disposition of vehicles in the used vehicle market. The Company's local/replacement vehicle rental business generally purchases vehicles outside Repurchase Programs, as Repurchase Programs are generally not available to these companies. Alamo also acquires vehicles pursuant to short term leases, the terms of which are generally less than one year. The number of vehicles which Alamo leases depends upon a number of factors, including price, term and availability.

     The age of vehicles in the rental fleets, whether or not acquired through Repurchase Programs, generally has not exceeded two model years. Vehicles that are not subject to Repurchase Programs are disposed of through private and public auctions and resales to wholesalers and automotive dealerships, among other methods. The Company anticipates that it also will dispose of a certain number of rental vehicles that are not subject to Repurchase Programs through its franchised automotive dealerships and AutoNation USA megastores.

     Vehicle depreciation is the single largest cost component of the Company's automotive rental operations, and it is materially affected by vehicle manufacturers' Repurchase Programs. Other automotive rental operating expenses consist of interest and lease expenses, personnel, insurance, fleet maintenance and rental location occupancy costs.

     Both Alamo and National use proprietary integrated fleet management systems to efficiently utilize their rental fleets and revenue management systems to optimize the pricing of their rental vehicles. These systems identify and indicate the status of every vehicle in the fleet on a real-time basis. This enables Alamo and National to evaluate fleet needs based on market demands and reservation projections on a daily basis. The result is that the Company is able to optimize its ability to rent each available vehicle in the fleet each day at the highest possible rate. The fleet management systems perform many functions including vehicle purchase ordering (including vehicle specifications), in-fleeting, registration, invoicing, dealer payment, title control, fleet movement tracking, physical inventory, inactive vehicle management, fleet cost allocation (both purchased and leased), maintenance record keeping, grounding and vehicle sales. The revenue management systems take into account the present bookings, factor in traditional no-show percentages and compare historical data for walk-ups and incoming reservations. This analysis helps the Company maximize revenue from its rental fleet.

     The Company performs routine maintenance on its rental fleet. The Company's computerized maintenance systems identify the vehicles due for maintenance and the type of maintenance required based on mileage and the in-service period. The Company's vehicle rental facilities typically include maintenance areas, and trained employees dedicated to fleet maintenance. Where feasible, the Company expects to eliminate duplicative off-site maintenance facilities in markets where Alamo and National both have facilities, as well as eliminate such facilities in markets where the Company's franchised automotive dealerships or reconditioning centers can service the rental fleets. Vehicles are cleaned between rental transactions and are regularly inspected as part of the Company's routine maintenance program.

     The Company operates five state-of-the-art reservations centers used primarily for bookings by business and leisure travelers. The reservation systems collectively handle an average of approximately 113,000 calls per weekday with a peak capacity of up to 161,000 calls per weekday. The systems reroute calls to less utilized centers so that customers get the best and quickest service. In addition, the Alamo and National systems are linked so that if one is sold out the customer will be rerouted to the other for service. A large percentage of Alamo's and National's bookings are also made through an automated global distribution system as commercial renters typically book reservations through travel agencies.

     In addition to basic vehicle rental charges, the sale of rental related products generates a significant, but declining, percentage of revenue. Such rental related products include collision damage waivers, additional liability protection, personal accident and personal effects protection, other travel related insurance coverages and travel related products such as vehicle upgrades, gasoline sales, inter-city drop-off charges, and miscellaneous items such as baby seats, ski racks, cellular phones and additional driver fees. The Company also earns a small percentage of its overall rental revenue from its airport parking operations.

  Solid Waste Services

     The Company's solid waste services operations primarily consist of the collection, hauling and disposal of non-hazardous solid wastes.

     Collection Services. As of December 31, 1997, the Company provided solid waste collection services to municipal, residential, commercial and industrial customers in 23 states through 95 collection companies.

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

     In addition, the Company currently provides recycling services through many of its collection subsidiaries and has 24 materials recycling facilities or other recycling operations. The recycling services provided by the Company's collection subsidiaries include the curbside collection of recyclable waste and the provision of a variety of recycling services. In certain areas, the Company receives certain types of commercial and industrial solid waste which is sorted at its facilities into recyclable materials and non-recyclable waste. The recyclable materials are salvaged, repackaged and sold to third parties and the non-recyclable waste is disposed of at landfills or incinerators.

     The Company also owns or operates 54 transfer stations. Waste is collected and deposited at these stations by the Company and other private haulers for compaction and transfer to trailers for transport to landfills, incinerators, recycling facilities or other disposal sites.

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

     Disposal Services. The Company owns or operates 42 solid waste landfills with approximately 5,468 permitted acres and total available permitted disposal capacity of approximately 1.1 billion cubic in-place yards as of December 31, 1997. See "ITEM 2. PROPERTIES -- Solid Waste Services." The in-place capacity of the Company's landfills is subject to change based on engineering factors and requirements of regulatory authorities. Certain of the landfills accept nonhazardous special waste, including utility ash, asbestos and contaminated soils. The majority of the Company's landfill revenue is derived from long-term integrated waste disposal and collection contracts with industrial customers and municipalities, and disposal contracts with certain third party collection companies.

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

     Automotive Retail. With respect to the Company's automotive retail operations, the Company expects to engage in mass marketing and advertising in various media to attract a broad retail customer base in the markets in which it operates, and to make AutoNation USA a nationally-recognized brand.

     The Company's marketing and advertising activities may vary among its Automotive Retail Districts and advertising purchases are determined at the local level in each District. The Company advertises primarily through newspapers, radio and television in each District's local ADI. Under arrangements with certain vehicle manufacturers, the Company's franchised automotive dealerships may receive a subsidy for advertising expenses incurred in connection with such manufacturers' vehicles. The Company expects to continue to realize cost savings and efficiencies with respect to advertising expenses, due to volume discounts and other concessions as it clusters multiple franchised automotive dealerships and AutoNation USA megastores within particular markets.

     Sales guides at AutoNation USA megastores are paid a fee per vehicle sold based primarily on customer satisfaction ratings. The sales guides are not paid a commission based on a percentage of the price paid by the customer, unlike the typical industry practice. Rather, the sales guides are trained to sell the vehicle which the customer wants, not a higher priced or other vehicle, so that customers can shop in an environment free from the high pressure sales tactics that are prevalent in the industry. Using computer kiosks in the showroom, shoppers can browse the complete inventory of used vehicles available at each location. The kiosks also display pricing models which show the consumer the total and monthly payments for any vehicle in inventory under different lease or financing alternatives, and with different accessories, warranties and other aftermarket products.

     Automotive Rental. The Company's sales and marketing strategy for Alamo and National is to maintain their brand identifications through a variety of media, cooperative advertising relationships with airlines, hotels and others in the travel industry, and building and maintaining close relationships with the travel agent community, tour operators and major corporate customers. Alamo principally targets leisure travelers and cost-conscious business travelers. National principally targets business travelers who are typically covered under corporate travel contracts which establish specific rates for various categories of vehicle classes, locations and travel periods. Alamo's objective is to be the low-cost provider of quality vehicle rental service and to increase customer satisfaction and retention by developing innovative, time saving options for customers and other quality services based on the customer's specific needs. National's objective is to be the global vehicle rental service company of choice, to enhance customer loyalty and satisfaction and to be the value leader in selected market segments. CarTemps USA, the Company's local/replacement vehicle rental business, generates the majority of its revenue from insurance replacement customers with the remainder coming from dealership referrals, local body shops, and local retail customer walk ins. The primary customer base for this rental market is the insurance replacement, local neighborhood, and car dealership and shop temporary rental market. The ability of CarTemps USA to directly connect via E.D.I. (Electronic Data Interchange) with the major insurance companies has proven to be a competitive benefit in this rental market.

     Solid Waste Services. The Company's solid waste services business has more than 250 sales representatives. The Company's sales and marketing strategy is to provide high quality comprehensive solid waste collection, hauling and disposal services to its customers at competitive prices. The Company targets potential customers of all sizes, from small quantity generators to large "Fortune 500" companies and municipalities.

CUSTOMERS

     As of December 31, 1997, no one customer individually comprised more than 10% of the total revenue of any business segment of the Company.

REGULATIONS

  Automotive Regulations

     The Company's automotive retail operations are subject to various federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, consumer protection, insurance, advertising, currency controls, used vehicle sales, zoning and land use, and labor matters.

     The Company's automotive rental operations generally are subject to similar laws and regulations. In addition, approximately 40 states have considered legislation affecting the sale of collision damage waiver products. To date, 18 of those states have enacted legislation requiring the disclosure to each customer at the time of rental that damage to the rental vehicle may be covered by the customer's personal automobile insurance and that purchase of a collision damage waiver may not be necessary. In addition, adoption of national or state legislation limiting the sale, or capping the rates, of collision damage waiver products could further restrict sales of this product and additional limitations of potential customer liability would increase the cost of the Company's vehicle rental operations.

     As a result of private and governmental regulatory legal proceedings in certain states regarding the sale of optional service items at the rental counter, including liability insurance, personal accident coverage, personal effects coverage and other travel related coverages and refueling charges, the vehicle rental industry has lobbied regulatory agencies and legislative bodies to provide affirmative authorization for the sale of these services and products. The outcome of the legal proceedings and the results of the industry lobbying initiatives may result in a modification of current laws which could negatively impact the revenue generated from the sale of these services and products.

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

     The Company's automotive retail and rental operations are also subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies.

  Environmental Regulations

     The operation of the Company's businesses are subject to a variety of federal, state and local requirements which regulate health, safety, the environment, zoning and land-use. Operating and other permits are generally required for landfills, certain waste collection vehicles, fuel storage tanks and other facilities owned or operated by the Company, and these permits are subject to revocation, modification and renewal. Federal, state and local regulations vary, but generally govern disposal activities and the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. These regulations are administered by the Environmental Protection Agency ("EPA") and various other federal, state and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor ("OSHA").

     The Company strives to conduct its operations in compliance with applicable laws and regulations, but believes that in the existing climate of heightened environmental concerns, companies in the waste management and environmental services industry, including the Company, may from time to time be faced with citations or notices from governmental authorities and the need to expend funds for remedial work and related activities at landfills and other facilities. The Company has established a reserve which it believes will be adequate to cover any potential regulatory costs.

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

          Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid wastes. Regulations under Subtitle D now include minimum federal comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards, many of which have not commonly been in effect or enforced in the past in connection with municipal solid waste landfills. Each state was required to submit a permit program designed to implement Subtitle D regulations to the EPA by April 9, 1993. These state permit programs may include landfill requirements which are more stringent than those of Subtitle D. Some states have not yet fully implemented permit programs pursuant to RCRA and Subtitle D. Once a state has an approved permit program it is required to review all existing landfill permits to ensure compliance with the new regulations.

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

          (2) The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA imposes strict, joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of the site, parties who were owners or operators of the site at the time the hazardous substances were disposed of, as well as parties who arranged for disposal at the site. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. CERCLA liability is not dependent upon the existence or disposal of "hazardous wastes" but can also be based upon the existence of small quantities of more than 700 "substances" characterized by the EPA as "hazardous", many of which may be found in common household waste.

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

          (3) The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"). The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters. Point source runoff from the Company's landfills and transfer stations that is discharged into surface waters must be covered by discharge permits, that generally require the Company to conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require a permit for certain construction activities, which may affect the Company's operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly-owned treatment works ("POTW"), the facility must comply with discharge limits imposed by the POTW. In addition, states may adopt groundwater protection programs under the Clean Water Act or Safe Drinking Water Act that could affect solid waste landfills. Furthermore, development which alters or affects "wetlands" must generally be permitted prior to such development commencing, and certain mitigation requirements may be required by the permitting agencies.

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

     State Regulation. Each state in which the Company operates has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. The states also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. The Company's facilities and operations are likely to be subject to these types of requirements. In addition, the Company's solid waste collection and landfill operations may be affected by the trend in many states toward requiring the development of waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain wastes, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries and household appliances, in solid waste landfills have been promulgated in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

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

     Many of the Company's facilities own and operate underground storage tanks ("USTs") which are generally used to store petroleum based products. USTs are generally subject to federal, state and local laws and regulations which mandate periodic testing, upgrading, closure and removal of UST's and which, in the event of leaks from USTs, require that polluted groundwater and soils be remediated. The Company has a number of USTs which, under federal regulations, will have to be upgraded, removed or closed in place by December 31, 1998. The exact nature and extent of associated costs cannot be assessed until the Company has conducted soil or groundwater testing in connection with the upgrading, removal and/or closure of the USTs. If USTs owned or operated by the Company leak, and such leakage migrates onto the property of others, the Company could be subject to civil liability for response costs and other damages to third parties. Compliance with regulations related to USTs is not expected to have a material adverse affect on the Company.

     Finally, with regard to its solid waste transportation operations, the Company is subject to the jurisdiction of the Interstate Commerce Commission and is regulated by the Federal Highway Administration, Office of Motor Carriers and by regulatory agencies in each state. Various states have enacted, or are considering enacting, laws and regulations that would restrict the interstate transportation and processing of solid waste. In 1978, the United States Supreme Court held similar laws and regulations unconstitutional, however, states have attempted to distinguish proposed laws and regulations from the laws and regulations involved in that ruling. In May 1994, the Supreme Court ruled that state and local flow control laws and ordinances (which attempt to restrict waste from leaving its place of generation) were an impermissible burden on interstate commerce, and therefore, were unconstitutional. In response to these Supreme Court rulings, Congress has considered passing legislation authorizing states and local governments to restrict the free movement of solid waste in interstate commerce. If federal legislation authorizing state and local governments to restrict the free movement of solid waste in interstate commerce is enacted, such legislation could adversely affect the Company's solid waste collection, transportation and disposal operations.

COMPETITION

     All of the Company's businesses operate in highly competitive industries. In addition, all of such industries are changing as a result of rapid consolidation. Entry into any of the Company's lines of business and the ability to operate profitably in such industries requires substantial amounts of capital and managerial experience.

     Competition in the Automotive Retail Industry. According to NADA, Automotive News and reports of various financial analysts, the automotive retail industry is served by over 22,000 franchised automotive dealerships, most of which also have significant used vehicle retail operations, by an additional 56,000 independent used vehicle dealers, and by individual consumers who sell used vehicles in casual private transactions primarily through classified ads and by word of mouth. In addition to the Company, several other companies attempting to establish national automotive retail chains with significant used vehicle operations have recently conducted initial public offerings of their securities, with proceeds generally targeted to be used for acquisitions of automotive dealerships. The Company believes that the principal competitive factors in the automotive retail business are price, service, location, availability of vehicles and warranties.

     Competition in the Automotive Rental Industry. The automotive rental industry is characterized by intense price and service competition. In any given location, the Company's vehicle rental business may encounter competition from national, regional and local vehicle rental companies. The Company's main domestic competitors in the business and leisure travel markets are Avis, Inc., Budget Rent A Car Corporation, The Hertz Corporation, and, in certain locations, Dollar Rent A Car and, in the local/replacement vehicle rental market, those companies and Enterprise Rent-A-Car Company. In Europe and other foreign markets, the Company's vehicle rental business competes with the companies listed above, as well as with their international affiliates and licensees and other national and local vehicle rental companies. At times, the major vehicle rental companies have been adversely affected by industry-wide price pressures, and the Company's vehicle rental business has, on such occasions, priced its product in response to such pressures. Moreover, at times when the vehicle rental industry has experienced vehicle oversupply, there has been intensified competitive pressure. This oversupply has had a negative impact on the industry's ability to raise rental rates. The Company's vehicle rental business has taken steps to address its fixed cost structure to improve its overall competitive position; however, future oversupply or other factors affecting competition could still adversely affect the Company's business, financial condition and future prospects.

     Competition in the Solid Waste Industry. Competition in the solid waste industry comes from a number of large national companies including Waste Management, Inc., Browning-Ferris Industries, Inc. and USA Waste Services, Inc. as well as numerous regional solid waste companies, some of which are also engaging in aggressive acquisition strategies. Some of the Company's competitors have significantly larger operations than the Company. In each market in which it owns or operates a landfill, the Company competes for landfill business on the basis of disposal fees (commonly known as "tipping fees"), geographical location and quality of operations. The Company's ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. Further, alternatives to landfill disposal (such as recycling, composting and incinerating) are increasingly competing with landfills. There also has been an increasing trend at the state and local levels to mandate waste reduction at the source and to prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. This may result in the volume of waste going to landfills being reduced in certain areas, which may affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. In addition, most of the states in which the Company operates landfills have adopted plans or requirements which set goals for specified percentages of certain solid waste items to be recycled. In addition to national and regional firms and numerous local companies, the Company may compete with those municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenues and tax-exempt financing. The Company competes for collection accounts primarily on the basis of price and the quality of its services. From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract.

LIABILITY INSURANCE AND BONDING

  General

     The nature of the Company's solid waste services business, automotive rental business and automotive retail business exposes it to the risk of liabilities arising out of its operations. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage, and damage to the environment in cases where the Company may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company's operations; or claims alleging negligence or professional errors and omissions in the planning or performance of work. The Company could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.

     The Company either purchases commercial insurance or is a qualified self insurer for automobile liability, general liability, workers compensation and employer's liability claims. The Company retains up to $1 million of risk per claim, plus claims handling expense under its various liability insurance programs for third party property damage and bodily injury claims, primarily relating to claims arising from the Company's automotive rental operations. Umbrella liability insurance is purchased to provide insurance in excess of the primary insurance policy and/or retained losses. Additionally, the Company purchases property insurance subject to a $100,000 loss retention. The level of risk retained by the Company may change in the future as insurance market conditions or other factors affecting the economics of the Company's insurance purchasing change. Although the Company strives to operate safely and prudently and has, subject to certain limitations and exclusions, substantial liability insurance, no assurance can be given that the Company will not be exposed to uninsured liabilities which could have a material adverse effect on its financial condition.

     Provisions for retained or self insured claims are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. At December 31, 1997, the Company's consolidated liability was estimated at $297.2 million against which the Company provides approximately $115.5 million of collateral to insurance companies in the form of letters of credit and surety bonds. The Company's collateral requirements are set by insurance companies which underwrite the Company's insurance programs. The Company's collateral requirements may change from time to time, based on, among other things, the Company's claims experience.

     In the normal course of business, the Company may be required to post a performance bond or a bank letter of credit in connection with municipal residential collection contracts, the operation, closure or post-closure of landfills, certain remediation contracts, certain environmental permits, and certain business licenses and permits. Bonds issued by surety companies operate as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds.

  Solid Waste Services

     The nature of the Company's solid waste services business exposes it to the risk of liability for damages arising out of its operations, including possible damages to the environment. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. The majority of the Company's solid waste operations have third party environmental liability insurance, subject to certain limitations and exclusions, with limits in excess of those required by permit regulations; however, there is no assurance that such limits would be adequate in the event of a major loss, nor is there assurance that the Company would continue to carry environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

  Automotive Rental

     The nature of the Company's automobile rental business exposes it to significant risk of liability for damages arising primarily out of accidents involving automobiles rented from the Company's vehicle rental fleet. Some states impose vicarious liability on the Company which increases the Company's risk. The Company manages its exposure through a combination of qualified self insurance and risk transfer to insurance companies, subject to the risk retention levels discussed in the preceding "General" section, which are rated as financially sound by insurance rating agencies. The Company carries substantial limits of liability coverage, but there is no assurance that catastrophic losses might not exceed such limits.

  Automotive Retail

     The nature of the Company's automotive retail business exposes it to the risk of liability for damages arising out of its operations. Additionally, this industry segment has substantial risk of property loss due to the significant concentration of property values at the Company's automotive retail locations. Accordingly, the Company has purchased liability and property insurance as discussed in the preceding "General" section.

EMPLOYEES

     As of January 29, 1998, the Company employed approximately 56,000 full time employees, approximately 4,000 of whom were covered by collective bargaining agreements. The management of the Company believes that it has good relations with its employees.

SEASONALITY

     The Company's automotive retail operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to manufacturer incentives and consumer buying trends.

     The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its vehicle rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of this segment. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased vehicle rental demand.

TRADEMARKS

     The Company, through its automotive retail operations, owns a number of registered service marks and trademarks and also has a number of applications pending to register, among other marks, "AUTONATION USA(SM)," "THE BETTER WAY TO BUY A CAR(SM)" and "AMERICA'S BEST AUTOMOTIVE VALUE(SM)."

     Pursuant to its franchise agreements, the Company has the non-exclusive right to use and display vehicle manufacturers' trademarks, service marks and designs in the form and manner approved by the applicable manufacturers at its franchised automotive dealerships.

     The Company, through its automotive rental operations, owns a number of registered trademarks and service marks, including "ALAMO(R)", "ALAMO EXPRESS(R)", "NATIONAL CAR RENTAL(R)" and "EMERALD CLUB"(R) and also has a number of applications pending to register, among other marks, "JUST ASK ALAMO(SM)", "QUICKSILVER(SM)", "TRAVEL SMART(SM)" and "CARTEMPS USA(SM)".

     The current registrations of the Company's service marks and trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that the registered owner complies with all applicable laws. For a description of certain challenges to the Company's marks, See "ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS."

RISK FACTORS

     The businesses, financial condition, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company's Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information contained throughout this report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements generally can be identified by the use of terms such as "may," "will," "should," "expect," "anticipate," "estimate" or "continue" or variations thereof, or the use of such terms in the negative, or words of similar import in the context presented. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks, uncertainties and other factors include, among other things:

     Risks of Rapid Expansion in Automotive Retail Business. The Company has rapidly expanded and anticipates that it will continue to rapidly expand its operations in automotive retail and related businesses through acquisitions of franchised automotive dealerships and the development of AutoNation USA megastores. The success of the Company's aggressive expansion plans in the automotive retail industry is dependent on a number of factors including, but not limited to, economic conditions, competitive environment, adequate capital, proper site selection, construction schedules, supply of new and used vehicles, consumer acceptance of the megastore concept in automotive retailing, vehicle manufacturers' approval and control over dealership franchises, and the building of brand recognition. Additionally, as the Company opens new AutoNation USA megastores and reconditioning centers, such operations will incur fixed operating and administrative costs immediately while revenue volume will tend to grow more gradually. There can be no assurance that the Company will be successful in the automotive retail industry or in any related automotive industries it enters.

     Need for Substantial Additional Capital. Additional capital will be necessary to continue the Company's rapid expansion in its capital intensive lines of business and to fully capitalize on acquisition and expansion opportunities that may become available to the Company. There can be no assurance that sufficient financing will be available on a timely basis, if at all, or on terms acceptable to the Company. In the event that financing is not available or is not available in the amounts or on terms acceptable to the Company, the implementation of the Company's business strategy could be impeded and the Company's ability to react to changes in the industries in which it does business could be limited. This could have a material adverse effect on the Company's business, financial condition and future prospects.

     Risks of Acquisition Strategy and Uncertainties in Integrating Operations and Achieving Cost Savings. The Company has an aggressive acquisition strategy that has involved, and is expected to continue to involve, the acquisition of a significant number of companies. There can be no assurance, however, that significant acquisitions will continue to occur at the same pace or be available to the Company on favorable terms, if at all. Many of the companies that the Company recently has acquired and companies that the Company may acquire, are large enterprises with operations in different markets. The success of any business combination is in part dependent on management's ability following the transaction to consolidate operations, integrate departments, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The challenges posed to the Company's management may be particularly significant because integrating the recently acquired companies must be addressed contemporaneously. There can be no assurance that future consolidated results will improve as a result of cost savings and efficiencies from any such acquisitions or proposed acquisitions, or as to the timing or extent to which cost savings and efficiencies will be achieved.

     Dependence on and Restrictions Imposed by Vehicle Manufacturers.
Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. In connection with the Company's acquisition of franchised automotive dealerships, prior approval of the applicable vehicle manufacturer may be required under the franchise agreement of each franchised automotive dealership to be acquired, subject to state laws protecting a franchisee's right to transfer such franchise. Although the Company has established framework agreements with certain manufacturers to facilitate the acquisition of dealerships operating their franchises, no assurance can be given that such manufacturers or any other manufacturers will approve any particular franchised automotive dealership acquisition by the Company or will not otherwise seek to impose restrictions on the Company's future acquisitions, operations or capital structure as a condition to granting such approval. Moreover, with respect to certain brands of vehicles, the Company has negotiated certain limits on the number of dealerships which the Company may acquire based upon either the manufacturer's total sales revenue or a fixed number of dealerships. The Company will approach such limits as it continues to expand. No assurance can be given that the Company's growth strategy will be unaffected by such limits. In addition, once the Company has acquired a franchised automotive dealership, the Company must operate the dealership in accordance with the applicable franchise agreement and in some cases, a framework agreement. Such agreements generally provide the manufacturers with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. Finally, the success of any franchised automotive dealership is dependent, to a large extent, on the success of the vehicle manufacturer. Therefore, the success of the Company's automotive dealerships is dependent on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers of which the Company holds franchises. Any event that may have a material adverse effect on a vehicle manufacturer, such as labor strikes or adverse publicity, may have a material adverse effect on the Company's business, financial condition and future prospects.

     Cost of Vehicle Rental Fleet. Fleet cost is the single largest expense of the Company's automotive rental business, and it is materially affected by vehicle manufacturers' Repurchase Programs. Repurchase prices under Repurchase Programs are based on either (i) a predetermined percentage of a vehicle's original capitalized cost and the month in which the vehicle is returned or (ii) the original capitalized cost less a set monthly depreciation amount. Repurchase Programs limit the risk of market value decline at the time of vehicle disposition and enable vehicle rental companies to accurately project their vehicle depreciation expense. The Company currently has Repurchase Programs with General Motors and, to a lesser extent, with several other vehicle manufacturers. During model year 1997, the Company purchased substantially all of its U.S. vehicle rental fleet for Alamo and National and a majority of its European vehicle rental fleet under Repurchase Programs. If vehicle manufacturers reduce the number of vehicles available to vehicle rental companies through Repurchase Programs, eliminate Repurchase Programs or increase vehicle costs, there can be no assurance that the Company will be able to control its rental fleet costs or selection, or to pass on any increases in vehicle cost to rental customers. This could have a material adverse effect on the Company's business, financial condition and future prospects.

     Dependence on Vehicle Manufacturer's Credit. The Company's automotive rental business depends upon debt financing for the purchase of revenue earning vehicles for the Company's vehicle rental fleet. Since a substantial portion of such financing is incurred in connection with major vehicle manufacturers' Repurchase

Programs, a significant change in the financial conditions of the vehicle manufacturers, particularly General Motors, impairing their ability to repurchase vehicles or their investment grade rating could significantly affect the Company's ability to obtain such financing on as favorable terms. This could have a material adverse effect on the Company's business, financial condition and future prospects.

     Dependence on Principal Vehicle Rental Fleet Supplier. General Motors has been the principal supplier of rental vehicles to the Company. Under the terms of the Company's Repurchase Programs with General Motors, the Company's vehicle rental fleets must consist of specified minimum percentages of General Motors vehicles (at least 51% for Alamo and at least 85% for National) during model years 1996 through 2000 in order to receive certain discounts and other incentives. Given the volume of vehicles purchased from General Motors, shifting significant portions of the fleet purchases to other manufacturers would require significant lead time. As a result, if General Motors were unable to supply the Company with the planned number and type of rental vehicles, it could have a material adverse effect on the Company's business, financial condition and future prospects.

     Regulation of Collision Damage Waivers and Other Vehicle Rental Related Products. Adoption of national or additional state legislation limiting or eliminating the sale or capping the rates of collision damage waivers, which constitute a significant percentage of the Company's revenue from automotive rental operations, could further restrict sales of this product. Also, legislation imposing additional limitations on potential customer liability or on the sale of other rental related products could increase the Company's costs or decrease the Company's revenue in its vehicle rental business.

     Loss of Airport Concessions. Certain vehicle rental competitors have on occasion made objections to various airport authorities that, because Alamo and National are commonly owned and share a number of back office functions, they should not both be allowed to bid for or maintain airport concession agreements in the same airport. No United States airport has accepted this position. Should an airport take this position, it could prevent either Alamo or National from doing business at that airport. This would most likely result in a decrease in the Company's revenue from its automotive rental operations.

     Seasonality; Dependence on Travel Industry and Fuel Supply. The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of this segment. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand. There can be no assurance that protracted periods of inclement weather, decrease in air travel or any other occurrences that disrupt travel patterns, disruption of fuel supplies or increases in fuel prices will not have a material adverse effect on the Company's businesses and financial condition.

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

     Environmental Regulation. It may be necessary to expend considerable time, effort and money to keep the Company's existing or acquired facilities in compliance with applicable federal, state and local requirements which regulate health, safety, environment, zoning and land use, and as to which there may not be adequate insurance coverages or reserves. In addition, certain of the Company's waste disposal operations that traverse state boundaries could be adversely affected if the federal government or the state in which a landfill is located limits or prohibits, imposes discriminatory fees on or otherwise seeks to discourage the disposal, within state boundaries, of waste collected outside of the state. If environmental laws become more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated factual or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those currently anticipated.

     Risks of Legal Proceedings. The Company generally will continue to be involved in legal proceedings in the ordinary course of business. Citizen's groups have become increasingly active in challenging the grant or renewal of permits and licenses for landfills and other waste facilities, as well as for automotive retail megastores and related facilities, and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on the Company's business, financial condition and future prospects. The Company has been engaged in legal and administrative proceedings in several states arising out of certain vehicle manufacturers' attempts to limit the number and timing of the Company's acquisitions of franchised automotive dealerships. The Company is also currently a party to various other administrative and legal proceedings, particularly in its automotive rental business, which have arisen in the ordinary course of its business. See also "ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS." No assurance can be given with respect to the outcome of these administrative and legal proceedings and the effect such outcomes may have on the Company.

     Competitive Environment. All of the Company's businesses operate in highly competitive environments. In addition, the solid waste industry and the automotive retail industry are each changing as a result of rapid consolidation. The future success of the Company will be affected by such changes, the nature of which cannot be forecast with certainty. There can be no assurance that such developments will not create additional competitive pressures on some or all of the Company's businesses.

     Possible Depressing Effect of Future Sales of Common Stock. As of the date hereof, the Company has registered for sale, from time to time on a continuous basis under several shelf registration statements, by certain selling stockholders, an aggregate of approximately 345.2 million shares of Common Stock. Although many of these shares have been sold, future sales of such shares not yet sold, or the perception that such sales could occur, could adversely affect the market price of Common Stock. There can be no assurance as to when, and how many of, such shares will be sold and the effect such sales may have on the market price of Common Stock. In addition, the Company intends to continue to issue Common Stock in connection with certain of its acquisitions and in other transactions. Such securities may be subject to resale restrictions in accordance with the Securities Act and the regulations promulgated thereunder. As such restrictions lapse or if such shares are registered for sale to the public, such securities may be sold to the public. To facilitate the issuance of shares of Common Stock in connection with acquisitions, since December 1996 the Company registered an additional 91 million shares of Common Stock pursuant to two acquisition shelf registration statements, under which an aggregate of approximately 34.2 million shares have been issued as of February 1998. In the event of the issuance and subsequent resale of a substantial number of shares of Common Stock, or a perception that such sales could occur, there could be a material adverse effect on the prevailing market price of Common Stock.

     Dependence on Key Personnel. The Company's future success depends to a significant extent on certain key executive officers, the loss of whom (whether such loss is through resignation or other causes) could have a material adverse effect on the Company's business and future prospects and the prevailing market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

INTRODUCTION

     The Company's corporate headquarters are located in two office buildings in downtown Fort Lauderdale, Florida, the Republic Tower and the Republic Plaza. The Company owns, and occupies a substantial portion of, the Republic Tower which consists of approximately 382,000 square feet of space; the remainder is leased to third parties. The Republic Plaza consists of 165,110 square feet of space, which is fully occupied by the Company. The Republic Plaza is one of the properties leased by the Company under its operating lease credit facility. Certain of the property and equipment of the Company and its subsidiaries are subject to liens securing payment of portions of the Company's and its subsidiaries' indebtedness. The Company and its subsidiaries also lease certain of their offices and equipment. The Company believes that all of its facilities are sufficient for its needs.

AUTOMOTIVE RETAIL

     The Company's automotive retail operations own or lease approximately 164 sites in eighteen states, including franchised automotive dealerships, AutoNation USA megastores and vehicle reconditioning centers. The Company currently has 26 additional properties under construction or in the permitting phase for AutoNation USA megastores and is in various stages of evaluating, contracting and closing on 22 additional sites for such purpose.

     The following table lists by Automotive Retail District the automotive retail properties owned or operated by the Company as of February 5, 1997:

                             SOUTH FLORIDA DISTRICT

FRANCHISED DEALERSHIPS

          Steve Moore Chevrolet/
          Cadillac/Buick/Oldsmobile        1700 E. Palm Beach Road, Belle Glade,
                                           FL

          Fronrath Chrysler-Plymouth
          Jeep                             4250 N. State Road 7, Coconut Creek,
                                           FL

          Steve Moore Chevrolet Delray     310 S.E. 6th Avenue, Delray Beach, FL
          Wallace Dodge                    I-95 and Linton Blvd., Delray Beach,
                                           FL
          Wallace Ford                     I-95 and Linton Blvd., Delray Beach,
                                           FL
          Wallace Nissan                   I-95 and Linton Blvd., Delray Beach,
                                           FL

          Maroone Chevrolet                1300 N. Federal Highway, Ft.
                                           Lauderdale, FL
          Maroone Ford                     1333 N. Federal Highway, Ft.
                                           Lauderdale, FL

          Steve Moore Chevrolet            5757 Lake Worth Road, Greenacres, FL

          Hollywood Honda                  1450 N. State Road 7, Hollywood, FL
          Hollywood Kia                    1350 N. State Road 7, Hollywood, FL
          Hollywood Nissan Chevrolet       1640 S. State Road 7, Hollywood, FL

          Wallace Lincoln-Mercury          3626 Northlake Boulevard, Lake Park,
                                           FL

          Mullinax Ford South              5401 W. Copans Road, Margate, FL

          Anthony Abraham Chevrolet        4181 SW 8th Street, Miami, FL
          Central Hyundai/Kia              3199 N.W. 36th Street, Miami, FL
          Kendall Kia                      17120 S. Dixie Highway, Miami, FL
          Kendall Toyota                   10943 S. Dixie Highway, Miami, FL
          Lexus of Kendall                 10943 S. Dixie Highway, Miami, FL
          Maroone Dodge                    21151 N.W. 2nd Avenue, Miami, FL
          Miami Honda                      3100 N.W. 36th Street, Miami, FL
          Sunshine Ford                    16800 N.W. 57th Ave., Miami, FL

          Maroone Chevrolet                8600 Pines Boulevard, Pembroke Pines,
                                           FL
          Maroone Oldsmobile/Isuzu         8600 Pines Boulevard, Pembroke Pines,
                                           FL

          Maroone Dodge Pompano            2300 N. Federal Highway, Pompano, FL

          Wallace Stuart
          Lincoln-Mercury                  3801 S.E. Federal Highway, Stuart, FL
          Wallace Stuart Mitsubishi        3801 S.E. Federal Highway, Stuart, FL

AUTONATION USA MEGASTORES

          AutoNation USA                   4401 West Sample Road, Coconut Creek,
                                           FL

          AutoNation USA                   13601 Pines Boulevard, Pembroke
                                           Pines, FL

          AutoNation USA                   17305 S. Dixie Hwy., Perrine, FL

                             NORTH FLORIDA DISTRICT

FRANCHISED DEALERSHIPS

          Jim Quinlan
          Ford/Lincoln-Mercury             7200 Broad Street, Brooksville, FL

          Courtesy Buick                   2725 S. Highway 17-92, Casselbury, FL

          Carlisle Lincoln-Mercury         2085 Gulf-to-Bay Blvd., Clearwater,
                                           FL
          Jim Quinlan Chevrolet            15005 U.S. Highway 19 North,
                                           Clearwater, FL

          Jim Quinlan Nissan               15005 U.S. Highway 19 North,
                                           Clearwater, FL
          Kenyon Dodge                     19400 U.S. Highway 19 North,
                                           Clearwater, FL
          Lexus of Clearwater              27547 U.S. Highway 19 North,
                                           Clearwater, FL
          Lokey Honda/Isuzu                17275 U.S. Highway 19 North,
                                           Clearwater, FL

          Mike Shad
          Chrysler-Plymouth/Jeep-Eagle     1736 Cassat Avenue, Jacksonville, FL
          Mike Shad Ford                   7700 Blanding Boulevard,
                                           Jacksonville, FL
          Orange Park Toyota               7897 Blanding Blvd., Jacksonville, FL
          Sunrise Nissan of
          Jacksonville                     1810 Cassat Avenue, Jacksonville, FL

          Courtesy Suzuki                  2180 E. Irlo Bronson Mem. Hwy. 192,
                                           Kissimmee, FL

          Courtesy Kia                     690 N. Highway 17-92, Longwood, FL
          Courtesy's Magic Isuzu           690 N. Highway 17-92, Longwood, FL
          Courtesy Pontiac/GMC             650 N. Highway 17-92, Longwood, FL
          Courtesy Suzuki                  690 N. Highway 17-92, Longwood, FL

          Sunrise Nissan of Orange
          Park                             1565 Welly Road, Orange Park, FL

          Courtesy Acura                   8620 S. Orange Blossom Trail,
                                           Orlando, FL
          Courtesy Suzuki/South            8600 S. Orange Blossom Trail,
                                           Orlando, FL

          Sutherlin Toyota                 8501 U.S. Highway 19 North, Pinellas
                                           Park, FL

          Coastal Cadillac                 9929 U.S. Highway 19, Port Richey, FL

          Carlisle Ford                    2525 34th Street North, St.
                                           Petersburg, FL

          Anthony Abraham
          Chevrolet/Geo                    1700 East Hillsborough Ave., Tampa,
                                           FL
          Lexus of Tampa Bay               5852 Dale Mabry, Tampa, FL

AUTONATION USA MEGASTORES

          AutoNation USA                   13600 Icot Boulevard, Clearwater, FL

          AutoNation USA                   7155 Bonneval Road, Jacksonville, FL

          AutoNation USA                   4911 Wayside Drive, Sanford, FL

          AutoNation USA                   3738 Autoway Drive, Tampa, FL

                               SOUTHEAST DISTRICT

FRANCHISED DEALERSHIPS

          Hoover Toyota                    1595 Montgomery Highway, Birmingham,
                                           AL

          Lexus of Mobile                  3040 South Government Blvd., Mobile,
                                           AL
          Springhill Toyota                3062 South Government Blvd., Mobile,
                                           AL
          Treadwell Ford                   901 S. Beltine Highway, Mobile, AL
          Treadwell Honda                  3024 South Government Blvd., Mobile,
                                           AL

          Miller - Sutherlin
          Automotive                       902 North Martin Street, Pell City,
                                           AL

          Sutherlin Imports, Inc.          9295 Highway 5, Douglasville, GA

          Sutherlin
          Chrysler-Plymouth/Jeep-Eagle     1968 Thornton Road, Lithia Springs,
                                           GA
          Sutherlin Nissan of Lithia
          Springs                          811 Thornton Road, Lithia Springs, GA

          Sutherlin Nissan of Marietta     925 Cobb Parkway, Marietta, GA

          Hub Ford                         6275 Lawrenceville Highway, Tucker,
                                           GA

          Gene Evans Ford                  4355 Jonesboro Road, Union City, GA

          Superior Nissan                  9215 South Blvd., Charlotte, NC

          Northside Nissan                 7131 Rivers Avenue, Charleston, SC

          West Ashley Toyota               2100 Savannah Highway, Charleston, SC

          West Side Honda                  8809 Kingston Pike, Knoxville, TN

          Courtesy Honda                   2785 Mendenhall Road South, Memphis,
                                           TN
          Covington Pike Honda             1990 Covington Pike, Memphis, TN
          Dobbs Bros. Lexus                2711 Mendenhall Road South, Memphis,
                                           TN
          Dobbs Bros.
          Mazda/Buick/Mitsubishi           6400 Winchester Road, Memphis, TN
          Dobbs Bros. Pontiac-GMC          2621 Mendenhall Road South, Memphis,
                                           TN
          Dobbs Ford                       2515 Mt. Moriah Road, Memphis, TN

AUTONATION USA MEGASTORES

          AutoNation USA                   1555 Mansell Road, Alpharetta, GA

          AutoNation USA                   6850 Mount Zion Blvd., Morrow, GA

          AutoNation USA                   4550 Greer Circle, Stone Mountain, GA

                              SOUTH TEXAS DISTRICT

FRANCHISED DEALERSHIPS

          Champion Ford, Inc.              14515 Auto Park Way, Houston, TX
          Mike Hall Chevrolet              8100 South Highway 6, Houston, TX
          Texan Lincoln-Mercury, Inc.      11411 FM 1960 West, Houston, TX

          Texan Ford                       20777 Katy Freeway, Katy, TX

AUTONATION USA MEGASTORES

          AutoNation USA                   12800 Gulf Freeway, Almeda, TX

          AutoNation USA                   17510 N. Expressway, Houston, TX

          AutoNation USA                   5611 UTSA Blvd., San Antonio, TX

          AutoNation USA                   12053 S.W. Freeway, Stafford, TX

                              NORTH TEXAS DISTRICT

FRANCHISED DEALERSHIPS

          Bledsoe Dodge                    1911 E. Division, Arlington, TX

          Bankston Lincoln Mercury
          Saab                             4747 LBJ Freeway, Dallas, TX
          Bankston Nissan of Dallas        13130 Preston Rd., Dallas TX
          Bledsoe Dodge                    12000 E. Northwest Hwy., Dallas, TX
          Bledsoe Dodge - North            7100 Marvin D. Love Freeway, Dallas,
                                           TX

          Charlie Hillard Buick            5000 Bryant Irvin Road, Ft. Worth, TX
          Charlie Hillard Ford             5000 Bryant Irvin Road, Ft. Worth, TX
          Charlie Hillard Mazda            5000 Bryant Irvin Road, Ft. Worth, TX
          Hillard Kia of Ft. Worth         5000 Bryant Irvin Road, Ft. Worth, TX
          Lexus of Ft. Worth               5000 Bryant Irvin Road, Ft. Worth, TX

          Bankston Ford of Frisco          2391 Preston Rd. at Hwy. 121, Frisco,
                                           TX

          Bankston Nissan of Irving        1500 E. Airport Freeway, Irving, TX

          Bankston Nissan of
          Lewisville                       1601 S. Stemmons, Lewisville, TX

          Jack Sherman Buick               4100 West Wall Street, Midland, TX
          Jack Sherman Chevrolet           4100 West Wall Street, Midland, TX
          Jack Sherman Mazda               4100 West Wall Street, Midland, TX

AUTONATION USA MEGASTORES

          AutoNation USA                   11990 N. Central Expressway, Dallas
                                           TX

          AutoNation USA                   2615 Interstate 20, Grand Prairie, TX

          AutoNation USA                   1251 E. Airport Freeway, Irving, TX

          AutoNation USA                   601 Waters Ridge, Lewisville, TX

                               SOUTHWEST DISTRICT

FRANCHISED DEALERSHIPS

          Bell Dodge                       1645 West Bell Road, Phoenix, AZ
          Lou Grubb Chevrolet              2646 W Camelback Road, Phoenix, AZ

          Lou Grubb Ford                   8555 E. Frank Lloyd Wright Blvd.,
                                           Scottsdale, AZ

          Tempe Toyota                     7970 South Autoplex Loop, Tempe, AZ

          Desert Valley GMC                330 N. Gibson Road, Henderson, NV

          Desert Buick GMC                 6400 W. Sahara Avenue, Las Vegas, NV
          Desert GMC East                  3222 E. Sahara Avenue, Las Vegas, NV
          Desert Lincoln-Mercury           5750 West Sahara Avenue, Las Vegas,
                                           NV

AUTONATION USA MEGASTORES

          AutoNation USA                   7450 W. Orchid Lane, Chandler, AZ

          AutoNation USA                   1000 W. Warm Springs Road, Henderson,
                                           NV

                          SOUTHERN CALIFORNIA DISTRICT

FRANCHISED DEALERSHIPS

          Champion Chevrolet               707 N. Sepulveda Blvd., Manhattan
                                           Beach, CA

          Magic Ford                       23920 Creekside Road, Valencia, CA
          Valencia Lincoln-Mercury         24135 Creekside Road, Valencia, CA

AUTONATION USA MEGASTORES

          AutoNation USA                   9101 Research Drive, Irvine, CA

                               NORTHWEST DISTRICT

FRANCHISED DEALERSHIPS

          Anderson Chevrolet -
          Cupertino                        20955-A Stevens Creek Blvd.,
                                           Cupertino, CA
          Anderson Chrysler-Plymouth       20955-B Stevens Creek Blvd.,
                                           Cupertino, CA

          Anderson Lexus                   43690 Auto Mall Circle, Fremont, CA

          Anderson Chevrolet - Los
          Gatos                            15600 Los Gatos Blvd., Los Gatos, CA

          Anderson Cadillac-Oldsmobile     1300 El Camino Real, Menlo Park, CA
          Anderson Chevrolet - Menlo
          Park                             300 El Camino Real, Menlo Park, CA

          Anderson Honda-Isuzu             1766 Embarcadero Road, Palo Alto, CA

          BMW of Bellevue                  13617 Northrop Way Northwest,
                                           Bellevue, WA

          Appleway Chevrolet-GEO           8500 E. Sprague Avenue, Spokane, WA
          Appleway Mazda-Subaru-VW-Audi    10000 E. Sprague Avenue, Spokane, WA
          Appleway Mitsubishi              8400 E. Sprague Avenue, Spokane, WA
          Appleway Toyota                  8600 E. Sprague Avenue, Spokane, WA
          Lexus of Spokane                 8520 E. Sprague Avenue, Spokane, WA

                                DENVER DISTRICT

FRANCHISED DEALERSHIPS

          Emich Lincoln-Mercury, Inc.      100 Havana, Aurora, CO

          Marshall Ford/Kia                3200 28th St., Boulder, CO
          Marshall
          Lincoln-Mercury/Mazda            2470 49th St., Boulder, CO

          Chesrown Chevrolet               7300 N. Broadway, Denver, CO
          Chesrown Collision Center        7420 N. Washington, Denver, CO
          Chesrown's SW Dodge              7890 W. Tufts Ave., Denver, CO

          Emich Chrysler-Plymouth          5001 S. Broadway, Englewood, CO
          Emich Pontiac-Buick-GMC
          Truck-Subaru                     9899 East Arapahoe Road, Englewood,
                                           CO

          Emich Chrysler-Plymouth/
          Jeep-Eagle                       16300 West Colfax Avenue, Golden, CO
          Emich Oldsmobile, Inc.           16400 West Colfax Avenue, Golden, CO
          Emich Subaru West, Inc.          16401 West Colfax Avenue, Golden, CO

          Emich Mitsubishi, Inc.           5700 West Colfax Avenue, Lakewood, CO

          Emich Dodge, Inc.                5445 S. Broadway, Littleton, CO

          Chesrown's Friendly Ford         3765 Wadsworth Blvd., Wheatridge, CO

                            NORTH/NORTHEAST DISTRICT

FRANCHISED DEALERSHIPS

          Libertyville Toyota              1180 S. Milwaukee Avenue,
                                           Libertyville, IL

          Taylor Jeep Eagle                12000 Telegraph Road, Taylor, MI

          Flemington
          Chrysler/Plymouth/Dodge/
          Jeep Eagle/Mazda                 Route 202 & Route 31, Flemington, NJ
          Flemington Circle
          Buick/GMC/Chevy/Isuzu            Route 202 & Route 31, Flemington, NJ
          Flemington Ford,
          Lincoln-Mercury, Nissan          Route 202 & Route 31, Flemington, NJ
          Flemington Infiniti              204 US Highway 202 North, Flemington,
                                           NJ
          Flemington Mitsubishi            Route 202 & Route 31, Flemington, NJ
          Flemington Pontiac/Subaru        167 Route 31, Flemington, NJ
          Flemington Porsche-Audi-VW-BMW   Route 202 & Route 31, Flemington, NJ

          Hunterdon BMW                    1080 Route 22W, Lebanon, NJ

          Land Rover Princeton             1125 U.S. Highway Route 206,
                                           Princeton, NJ
          Princeton Nassau
          Ford/Lincoln-Mercury-Audi        902 Route 206, Princeton, NJ

          Al Maroone Ford                  4045 Transit Road, Williamsville, NY

          Ed Mullinax Ford                 8000 Leavitt Road, Amherst, OH

          Mullinax Lincoln-Mercury         1700 Pearl Road, Brunswick, OH

          Mullinax Jeep-Eagle of
          Mayfield                         5930 Mayfield Road, Mayfield, OH
          Mullinax Lincoln-Mercury of
          Mayfield                         5930 Mayfield Road, Mayfield, OH

          Mullinax Ford North Canton       5600 Whipple Avenue, North Canton, OH

          John Lance Ford                  23775 Center Ridge Rd, Westlake, OH

          Mullinax Ford East               28825 Euclid Avenue, Wickliffe, OH

AUTONATION USA MEGASTORES

          AutoNation USA                   9820 Kincaid Drive, Fishers, IN

          AutoNation USA                   39600 Ford Road, Canton, MI

          AutoNation USA                   36250 Van Dyke, Sterling Hts., MI

          AutoNation USA                   3725 Colonel Glenn Hwy., Beaver
                                           Creek, OH

          AutoNation USA                   12105 Omniplex Court, Forest Park, OH

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

     Alamo's corporate headquarters is located in and occupies a substantial portion of the Company's headquarters in Fort Lauderdale, Florida. Alamo also currently owns its car rental reservation and data center in Fort Lauderdale, Florida and leases its reservation centers in Charlotte, North Carolina, Boca Raton, Florida and Salt Lake City, Utah. The Fort Lauderdale reservation center shares a 60,000 square foot facility which houses Alamo's fleet control and data processing departments.

     National owns its corporate headquarters facility in Minneapolis, Minnesota, which consists of 327,353 square feet of space. National occupies a substantial portion of such facility, with the remainder leased to non-Company tenants. National occupies an 83,000 square foot service center in Charleston, S.C., which houses a new state-of-the-art reservations center.

     The Company's local/replacement vehicle rental division had approximately 312 locations in the United States at December 31, 1997. The real estate is leased by either Spirit Rent-A-Car, Inc., Snappy Car Rental, Inc. or Alamo. Spirit leases its headquarters facility in Solon, Ohio, which consists of approximately 26,059 square feet.

SOLID WASTE SERVICES

     The following table provides certain information regarding the landfills owned or operated by the Company as of December 31, 1997:

                                                                                     UNUSED
                                                               TOTAL    PERMITTED   PERMITTED
LANDFILL NAME                       MARKETS SERVED            ACREAGE    ACREAGE     ACREAGE
-------------                       --------------            -------   ---------   ---------
Anderson.................  Northern California                 1,200        150         100
Apex.....................  Las Vegas, Clark County, Nevada     2,340      1,233       1,153
Broadhurst Landfill......  Wayne County, Georgia                 900         80          64
C&T Regional.............  Rio Grande Valley, Texas              194         94          45
Charter Waste............  West Texas                            396        300         270
City of Rotterdam........  Albany, New York                       33          5          --
Cleveland Container......  Southwest North Carolina              183         34          --
CWI Florida (f/k/a
  Schofield).............  Winter Haven, Florida                  80         60          53
Dozit Landfill...........  Union County, Kentucky                232         47          33
East Carolina Landfill...  Bertie County, North Carolina         729        113          74
Epperson Landfill........  Grant County, Kentucky                704        100          58
Forest Lawn..............  Three Oaks, Michigan                  387        126          48
Green Valley Landfill....  Greenup County, Kentucky              263         37          12
Holland Excavating.......  DeLand, Florida                        60         24          10
Laughlin.................  Las Vegas, Clark County, Nevada        80         40          16
Los Mangos...............  Alajuela, Costa Rica                   41         16          --
Mid-State Landfill.......  Bibb County, Georgia                  792         73          73
National ServAll.........  Fort Wayne, Indiana                   519        204         158
Nine Mile Road...........  Northeast Florida                     154         19           5
Northeast Sanitary.......  Eastover, South Carolina               73         42          15
Northwest Tennessee......  Union City, Tennessee                 600        120         106
Oak Grove................  North Georgia                         202         60          39
Ohio County Landfill.....  Ohio County, Kentucky                 908        179         143
Pepperhill...............  Southeast South Carolina               37         22          17
Pine Ridge...............  South Atlanta, Georgia                850        101          96
Pinellas.................  Central Florida                       733        478         200
Presidio.................  West Texas                             10         10           6
Republic/CSC.............  North Central Texas                   289        254         183
Republic/Alpine..........  Southwest Texas                        96         85          63
Republic/Imperial........  Southern California                   160         79          48
Republic/Maloy...........  East Central Texas                    389        270         204
Safety Lights............  Memphis, Tennessee                     49         21          11
San Angelo...............  West Texas                            283        283         133
Southern Illinois
  Regional...............  DeSoto, Illinois                      219        113          35
Springfield
  Environmental..........  Mt. Vernon, Indiana                    54         25          14
Taymouth.................  Central Michigan                      138         25          10
Tri-K Landfill...........  Lincoln County, Kentucky              572         64          49
United Refuse............  Fort Wayne, Indiana                   305         84          --
Upper Piedmont
  Environmental..........  Central North Carolina                614         70          62
Uwharrie Landfill........  Montgomery County, North Carolina     905         58          49
Victory Environmental....  Terre Haute, Indiana                  461        204          84
Wabash Valley............  Northeast Indiana                     262         66          12
                                                              ------      -----       -----
          Total.............................................  17,496      5,468       3,751
                                                              ======      =====       =====

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

     By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, ("CarMax") accused AutoNation USA of infringing CarMax's trademark rights by using the marks AutoNation USA and "The Better Way to Buy a Car." AutoNation denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation seeking damages and an order enjoining AutoNation from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." The case is expected to go to trial in the near future. Although it is impossible to predict the outcome of this litigation, the Company believes that AutoNation USA has a valid basis for its complaint and that CarMax's allegations and counterclaims are without merit.

     The Company is also a party to various other general corporate legal proceedings which have arisen in the ordinary course of its business. While the results of these matters, as well as matter described above, cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Since June 20, 1997, the Company's Common Stock has been traded on the NYSE under the symbol "RII." Prior to that date, the Common Stock was listed on the Nasdaq Stock Market -- National Market ("NASDAQ") and traded under the symbol "RWIN." The following table sets forth, for the periods indicated, the high and low prices per share of the Common Stock as reported by the NYSE or by NASDAQ, whichever is applicable. All prices presented herein have been adjusted to reflect the two for one stock split in the form of a 100% stock dividend distributed in June 1996.

                                                                  HIGH      LOW
                                                                  ----      ----
1996
First Quarter...............................................      $ 17 15/16 $ 13 3/16
Second Quarter..............................................        34 1/8    15
Third Quarter...............................................        31        19 1/4
Fourth Quarter..............................................        34 5/8    27 3/8
1997
First Quarter...............................................        44 3/8    25 5/8
Second Quarter..............................................        34        19 7/8
Third Quarter...............................................        33 1/8    21 7/8
Fourth Quarter..............................................        36        19

     On March 25, 1998, the closing price of the Common Stock was $27.50 per share as reported by the NYSE. On March 25, 1998, there were approximately 5,650 holders of record of the Common Stock.

     Since December 1989, the Company has not declared or paid any cash dividends on the Common Stock. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER OF 1997

     From time to time throughout the fourth quarter of 1997, the Company issued, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 102,666 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $2.95 to $7.13 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Company's Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenue..............................  $ 10,305.6   $  6,094.6   $  4,526.9   $  3,376.8   $  2,695.3
Income from continuing
  operations before extraordinary
  charge.............................       200.2          7.4         38.3         48.5         37.8
Net income (loss)....................       439.7        (15.8)        18.1         47.1         12.2
Basic earnings (loss) per share:
  Continuing operations..............         .50          .02          .16          .26          .21
  Discontinued operations............         .59          .03         (.08)        (.01)        (.14)
  Extraordinary charge...............          --         (.10)          --           --           --
  Net income (loss)..................        1.09         (.05)         .08          .25          .07
Diluted earnings (loss) per share:
  Continuing operations..............         .46          .02          .15          .26          .21
  Discontinued operations............         .56          .02         (.08)        (.01)        (.14)
  Extraordinary charge...............          --         (.09)          --           --           --
  Net income (loss)..................        1.02         (.05)         .07          .25          .07
Total assets.........................    10,527.3      6,735.0      5,336.8      3,405.5      2,921.9
Revenue earning vehicle debt.........     4,172.1      3,380.4      2,961.2      1,829.2      1,509.1
Long-term debt, net of current
  maturities.........................       370.9        393.6        329.7        298.9        265.2
Shareholders' equity.................     3,484.3      1,413.0        772.8        425.8        368.2

     See Notes 2, 4, 6, 10 and 11 of Notes to Consolidated Financial Statements for discussion of business combinations, notes payable and long-term debt, shareholders' equity, restructuring and other charges and discontinued operations and their effect on comparability of year-to-year data. See "ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS" for a discussion of the Company's dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Republic Industries, Inc. (the "Company") which are included elsewhere herein. The historical financial statements of the Company have been restated to include the financial position and results of operations of significant businesses acquired in 1997 and accounted for under the pooling of interests method of accounting as if the companies had operated as one entity since inception. All references to historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock"), have been retroactively adjusted to reflect the two-for-one stock split that occurred in June 1996, which is more fully described in Note 6, Shareholders' Equity, of Notes to Consolidated Financial Statements.

     In October 1997, the Company sold its electronic security services division. Accordingly, the operating results and gain on disposition of the electronic security services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements.

BUSINESS COMBINATIONS

     The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

     Significant businesses acquired through December 31, 1997 and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception. Businesses acquired through December 31, 1997 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

     During the year ended December 31, 1997, the Company acquired various businesses in the automotive retail, automotive rental and solid waste services industries. The Company issued an aggregate of approximately 53.7 million shares of Common Stock and paid approximately $346.6 million of cash or notes in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 83.5 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. Included in the shares of Common Stock issued for acquisitions accounted for under the pooling of interests method of accounting are approximately 15.2 million shares issued for acquisitions which were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     During the year ended December 31, 1996, the Company acquired various businesses in the automotive retail, automotive rental, solid waste services and electronic security services industries. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid approximately $52.1 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 71.4 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. Included in the shares of Common Stock issued for acquisitions accounted for under the pooling of interests method of accounting are approximately 13.0 million shares issued for acquisitions which were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     During the year ended December 31, 1995, the Company acquired various businesses in the automotive rental, solid waste services and electronic security services industries. The Company issued an aggregate of approximately
17.3 million shares of Common Stock and paid approximately $1.3 billion of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 36.3 million shares of Common Stock for such transactions which have been accounted for under the pooling of interests method of accounting. The cash paid for acquisitions in 1995 relates primarily to National Car Rental System, Inc.'s ("National") acquisition of its predecessor company from General Motors Corporation. National was acquired by the Company during 1997 and accounted for under the pooling of interests method of accounting.

     As discussed in Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements, the Company sold its electronic security services division in October 1997. Accordingly, the financial position and results of operations of businesses acquired in the electronic security services segment have been accounted for as discontinued operations in the accompanying Consolidated Financial Statements.

     In January 1998, the Company acquired various businesses in the automotive retail and solid waste services industries for an aggregate purchase price of approximately $434.0 million consisting of cash and/or shares of Common Stock. In addition, through January 1998, the Company has signed definitive agreements to acquire various businesses which own and operate franchised automotive dealerships for an aggregate purchase price of approximately $478.0 million to be paid in cash and/or shares of Common Stock. These completed and pending acquisitions will be accounted for under the purchase method of accounting. The closing of each pending transaction is subject to customary conditions, including manufacturer and regulatory approval.

     See Note 2, Business Combinations, of Notes to Consolidated Financial Statements, for further discussion of business combinations.

CONSOLIDATED RESULTS OF OPERATIONS

  Overview

     The Company reported net income of $439.7 million or $1.02 per share on a diluted basis for the year ended December 31, 1997 as compared to a net loss of $(15.8) million or $(.05) per share in 1996 and net income of $18.1 million or $.07 per share in 1995. Operating results for the year ended December 31, 1997 include gains on the sale of the electronic security services division and the ADT Limited common stock which were partially offset by restructuring and other pre-tax charges as further described below. Operating results for the year ended December 31, 1996 also include restructuring and other pre-tax charges as well as an extraordinary charge, both of which are further described below.

     The diluted earnings per share effect of restructuring and other pre-tax charges and certain non-recurring gains (losses) on the Company's net income was to increase diluted earnings per share by $.32 from $.70 to $1.02 in 1997, and to decrease diluted earnings per share by $.34 in 1996 and $.13 in 1995.

  Restructuring and Other Charges

     During the year ended December 31, 1997, the Company recorded pre-tax charges of approximately $244.1 million. These charges consisted of $150.0 million associated with combining the Company's franchised automotive dealerships and used vehicle megastore operations into one automotive retail division and $94.1 million associated with integrating the Company's automotive rental operations. Approximately $85.0 million of the automotive retail charge appears as restructuring and other charges in the Company's Consolidated Statement of Operations for the year ended December 31, 1997 and consists of:
$42.0 million for consolidation of information systems; $25.0 million related primarily to relocating the Company's Valu Stop(SM) operations; and $18.0 million of severance and other costs. The remaining $65.0 million of the automotive retail charge relates to inventory consolidation and is included in cost of automotive retail sales in the Company's Consolidated Statement of Operations for the year ended December 31, 1997. The primary components of the $94.1 million automotive rental charge are as follows: $32.0 million related to elimination of redundant information systems; $18.0 million related to fleet consolidation; and $44.1 million related to closure or sale of duplicate rental facilities and merger and other non-recurring expenses. Through December 31, 1997, the Company has spent approximately $58.1 million related to integration and other activities and has recorded $92.3 million of these charges against certain assets. As of December 31, 1997, approximately $93.7 million remained in accrued liabilities related to these charges. The Company believes the integration activities associated with these charges will be substantially completed within one year.

     During the year ended December 31, 1996, the Company recorded pre-tax charges of approximately $95.5 million related primarily to the integration of the operations of Alamo Rent-A-Car, Inc. ("Alamo")into those of the Company. Also included in these charges are merger expenses associated with certain acquisitions accounted for under the pooling of interests method of accounting. Approximately $38.3 million of such expenses appear as restructuring and other charges in the Company's Consolidated Statement of Operations for the year ended December 31, 1996 with the remainder of approximately $57.2 million included in cost of automotive rental operations and selling, general and administrative expenses. These costs primarily include asset write-offs, severance benefits, accounting and legal merger costs and changes in various estimated reserve requirements. Through December 31, 1997, the Company has spent substantially all of the $38.3 million included in restructuring and other charges in the 1996 Consolidated Statement of Operations.

  Extraordinary Charge

     During the year ended December 31, 1996, in connection with refinancing Alamo's debt at substantially lower interest rates, the Company recorded an extraordinary charge of approximately $31.6 million, net of income taxes. Included in this charge are bond redemption premiums, the write-off of debt issue costs, prepayment penalties and other related fees. See Note 4, Notes Payable and Long-Term Debt, of Notes to Consolidated Financial Statements for further discussion of this charge.

  Discontinued Operations

     In October 1997, the Company sold its electronic security services division for approximately $610.0 million resulting in an after tax gain of approximately $230.0 million. Accordingly, the operating results and the gain on disposition of the electronic security services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements.

     During the year ended December 31, 1995, the Company disposed of its mining and citrus operations and spun-off its hazardous waste services segment resulting in a loss from discontinued operations of approximately $25.1 million, net of income taxes. Operating results for the periods prior to disposition have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

     See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements, for further discussion of these transactions.

BUSINESS SEGMENT INFORMATION

     The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses, restructuring and other charges and operating income (loss) with percentages of the applicable segment revenue, for each of the Company's business segments for the years ended December 31 (in millions):

                                                                1997      %      1996      %      1995      %
                                                              --------   ---   --------   ---   --------   ---
Revenue:
  Automotive retail.........................................  $6,122.8    59   $2,569.7    42   $1,962.4    43
  Automotive rental.........................................   3,055.1    30    2,699.4    44    1,992.8    44
  Solid waste services......................................   1,127.7    11      825.5    14      571.7    13
                                                              --------   ---   --------   ---   --------   ---
                                                              10,305.6   100    6,094.6   100    4,526.9   100
                                                              --------         --------         --------
Cost of Operations:
  Automotive retail.........................................   5,459.0    89    2,290.2    89    1,718.4    87
  Automotive rental.........................................   2,377.0    78    2,167.2    80    1,613.9    81
  Solid waste services......................................     809.1    72      608.6    74      401.4    70
                                                              --------         --------         --------
                                                               8,645.1          5,066.0          3,733.7
                                                              --------         --------         --------
Selling, General and Administrative:
  Automotive retail.........................................     647.2    11      254.9    10      211.3    11
  Automotive rental.........................................     497.4    16      537.1    20      393.5    20
  Solid waste services......................................     107.1     9      102.1    12       89.8    16
  Corporate.................................................      30.1    --       21.7    --        4.3    --
                                                              --------         --------         --------
                                                               1,281.8            915.8            698.9
                                                              --------         --------         --------
Restructuring and Other Charges:
  Automotive retail.........................................      85.0     1         --    --         --    --
  Automotive rental.........................................      94.1     3       23.5     1         --    --
  Solid waste services......................................        --    --        8.8     1        3.3     1
  Corporate.................................................        --    --        6.0    --         --    --
                                                              --------         --------         --------
                                                                 179.1             38.3              3.3
                                                              --------         --------         --------
Operating Income (Loss):
  Automotive retail.........................................     (68.4)   (1)      24.6     1       32.7     2
  Automotive rental.........................................      86.6     3      (28.4)   (1)     (14.6)   (1)
  Solid waste services......................................     211.5    19      106.0    13       77.2    13
  Corporate.................................................     (30.1)   --      (27.7)   --       (4.3)   --
                                                              --------         --------         --------
                                                              $  199.6         $   74.5         $   91.0
                                                              ========         ========         ========

AUTOMOTIVE RETAIL

     The Company's automotive retail business consists of the sale, lease and financing of new and used vehicles and related automotive services and products. The Company owns and operates or has contracted to acquire a total of approximately 260 franchised automotive dealerships. The Company also currently operates 26 used vehicle megastores under the name AutoNation USA(SM). The Company has aggressively expanded its automotive retail operations through the acquisition of franchised automotive dealerships and currently plans to continue this expansion. The Company has established framework agreements with various manufacturers which allow the Company to acquire franchised automotive dealerships nationwide.

     Automotive retail revenue was $6.1 billion, $2.6 billion and $2.0 billion for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 over 1996 of $3.5 billion or 138% is a result of acquisitions (114%), volume (18%) and pricing (6%). The increase in 1996 over 1995 of $607.3 million or 31% is primarily a result of volume and acquisitions.

     Cost of automotive retail operations was $5.5 billion, $2.3 billion and $1.7 billion or, as percentages of automotive retail revenue, 89%, 89% and 87% for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in aggregate dollars are attributed to acquisitions and higher volume of vehicle sales during the periods. The 1996 increase in cost of operations as a percentage of revenue over 1995 is primarily due to changes in product mix and 1996 start-up costs associated with the initial development of the Company's used vehicle megastore operations.

     Selling, general and administrative expenses related to the Company's automotive retail operations were $647.2 million, $254.9 million and $211.3 million or, as percentages of automotive retail revenue, 11%, 10% and 11% for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in aggregate dollars primarily reflect the expansion of the Company's automotive retail operations.

     Operating income (loss) from the Company's automotive retail operations was $(68.4) million, $24.6 million and $32.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Excluding restructuring and other pre-tax charges in 1997 as previously discussed, operating income from the Company's automotive retail operations would have been $81.6 million or 1% of automotive retail revenue.

     The Company is in the process of acquiring and/or developing additional AutoNation USA megastore sites. As the Company opens new AutoNation USA megastores and reconditioning centers such operations will incur fixed operating and administrative costs immediately while revenue volume will tend to grow more gradually.

AUTOMOTIVE RENTAL

     The Company's automotive rental business primarily rents vehicles on a daily or weekly basis to leisure and business travelers principally from on-airport or near airport locations through Alamo and National.

     Automotive rental revenue was $3.1 billion, $2.7 billion and $2.0 billion for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 over 1996 of $355.7 million or 13% is a result of volume (5%), pricing (4%) and acquisitions (4%). The increase in 1996 over 1995 of $706.6 million or 35% is primarily a result of acquisitions.

     Cost of automotive rental operations was $2.4 billion, $2.2 billion and $1.6 billion or, as a percentage of automotive rental revenue, 78%, 80% and 81% for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in aggregate dollars are primarily attributed to rental volume, acquisitions and maintaining a larger fleet. The 1997 decrease in such expenses as a percentage of revenue versus 1996 is primarily a result of revenue improvement from rental rate increases. The 1996 decrease in such expenses as a percentage of revenue versus 1995 is primarily due to lower fleet costs.

     Selling, general and administrative expenses related to the Company's automotive rental operations were $497.4 million, $537.1 million and $393.5 million or, as percentages of automotive rental revenue, 16%, 20% and 20% for the years ended December 31, 1997, 1996 and 1995, respectively. The 1997 decrease in aggregate dollars and as a percentage of automotive rental revenue is primarily due to the reduction of selling and administrative expenses of acquired businesses. The 1996 increase in aggregate dollars over 1995 is primarily due to acquisitions.

     Operating income (loss) from the Company's automotive rental operations was $86.6 million, $(28.4) million and $(14.6) million for the years ended December 31, 1997, 1996 and 1995, respectively. Excluding restructuring and other pre-tax charges as previously discussed, operating income from the Company's automotive rental operations would have been $180.7 million and $47.3 million in 1997 and 1996, respectively.

SOLID WASTE SERVICES

     The Company's solid waste services business provides integrated solid waste disposal services. The Company owns and operates 42 solid waste landfills in 13 states. The Company also owns or operates 54 transfer stations, and provides collection and recycling services to municipal, residential, commercial and industrial customers in 23 states.

     Revenue from the Company's solid waste services operations was $1.1 billion, $825.5 million and $571.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 over 1996 of $302.2 million or 37% is a result of acquisitions (24%) and volume (13%). The increase in 1996 over 1995 of $253.8 million or 44% is primarily a result of acquisitions.

     Cost of solid waste services operations was $809.1 million, $608.6 million and $401.4 million or, as a percentage of solid waste revenue, 72%, 74% and 70% for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in aggregate dollars are a result of the expansion of the Company's solid waste services operations through acquisitions and internal growth. The 1997 decrease in cost of solid waste services operations as a percentage of revenue is primarily a result of improvements in overall operating efficiency achieved through reductions in operating costs of acquired businesses. The 1996 increase in cost of solid waste services operations as a percentage of solid waste revenue is primarily a result of certain of the Company's acquired collection companies which had higher levels of operating costs than the Company's historical operations.

     Selling, general and administrative expenses related to the Company's solid waste services operations were $107.1 million, $102.1 million and $89.8 million or, as percentages of solid waste revenue, 9%, 12% and 16% for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in aggregate dollars from year to year primarily reflect the growth of the Company's business through acquisitions. The decreases in selling, general and administrative expenses as percentages of revenue in each of the years are primarily due to the reduction of administrative expenses for acquired businesses and, in 1997, cost savings from centralizing administrative functions in certain regions.

     Operating income from the Company's solid waste services operations was $211.5 million, $106.0 million and $77.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Excluding restructuring and other charges, operating income from the Company's solid waste services operations would have been $114.8 million and $80.5 million in 1996 and 1995, respectively.

CORPORATE

     Excluding restructuring and other charges, corporate expenses were $30.1 million, $21.7 million and $4.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Such increases are a result of the overall growth experienced by the Company.

INTEREST INCOME

     Interest income was $18.2 million, $31.4 million and $22.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 versus 1996 is primarily a result of lower cash balances on hand during 1997. The increase in 1996 over 1995 is due to the increase in interest income from proceeds from sales of Common Stock. For further discussion of the sales of Common Stock, see Note 6, Shareholders' Equity, of Notes to Consolidated Financial Statements.

INTEREST EXPENSE

     Interest expense was incurred on general corporate debt and the debt assumed in acquisitions. Interest expense was $16.8 million, $45.4 million and $35.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 versus 1996 is primarily due to the repayment of debt. The increase in 1996 over 1995 is primarily due to higher average outstanding borrowings and debt assumed in acquisitions. Interest expense related to revenue earning vehicle financing and vehicle inventory financing is included in cost of automotive rental operations and cost of automotive retail sales, respectively, in the accompanying Consolidated Statements of Operations.

OTHER INCOME, NET

     Other income, net for the year ended December 31, 1997 consists primarily of a $102.3 million pre-tax gain from the May 1997 sale of the Company's 15.0 million shares of ADT Limited common stock, net of fees and expenses. Such shares of ADT Limited common stock were received in March 1997 upon the Company's exercise of a warrant which became exercisable upon termination of the Company's agreement to acquire ADT Limited by mutual agreement of the parties in September 1996.

INCOME TAXES

     The provision for income taxes was $115.2 million, $57.0 million and $47.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The effective income tax rate was 36.5%, 88.5% and 55.5% for the years ended December 31, 1997, 1996 and 1995, respectively. The higher 1996 and 1995 effective income tax rates are primarily due to the Company providing valuation allowances on certain deferred tax assets and varying higher historical effective income tax rates of acquired businesses.

ENVIRONMENTAL AND LANDFILL MATTERS

     The Company provides for accrued environmental and landfill costs which include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. The Company periodically reassesses its methods and assumptions used to estimate such accruals for environmental and landfill costs and adjusts such accruals accordingly. At December 31, 1997, approximately $280.0 million of such costs are to be expensed over the remaining lives of these facilities.

     Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated.

FINANCIAL CONDITION

     At December 31, 1997, the Company had $148.0 million in cash and approximately $681.0 million of availability under its $1.0 billion unsecured revolving credit facility which may be used for general corporate purposes.

     In October 1997, the Company completed a refinancing program to finance vehicle purchases for its automotive rental operations. The aggregate program of $3.35 billion is comprised of a $2.3 billion commercial paper program and three commercial paper conduit facilities totaling $1.05 billion. Bank lines of credit of $2.1 billion (terminating October 1998) and $945.0 million (terminating October 2000) provide liquidity backup for the facilities. Letters of credit totaling $335.0 million provide collateral and additional liquidity backup for the facilities. Borrowings under these programs are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. The Company refinanced borrowings under its pre-existing commercial paper programs with borrowings under this program. As of December 31, 1997, the Company had approximately $400.0 million of availability under this program. The Company expects to continue to fund its purchases of revenue earning vehicles with secured vehicle financings. Revenue earning vehicles with a net book value of $3.8 billion at December 31, 1997 were acquired under programs that allow the Company to require counterparties to repurchase vehicles held for periods of up to 24 months. The Company has various other credit facilities to finance its automotive retail and rental operations.

     In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $326.5 million at December 31, 1997.

     The Company uses interest rate swap agreements to manage the impact of interest rate changes on the Company's variable rate revenue earning vehicle obligations. The amounts exchanged by the counterparties to interest rate swap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged, therefore, do not represent a measure of the Company's exposure as an end user of derivative financial instruments. At December 31, 1997, notional principal amounts related to interest rate swaps (variable to fixed rate) were $2.25 billion. As of December 31, 1997, the weighted average fixed rate payment on variable to fixed rate swaps was 5.93%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate ($2.2 billion notional principal amount) and LIBOR ($50.0 million notional principal amount). Including the Company's variable to fixed interest rate swaps, the Company's ratio of fixed interest rate debt to total debt outstanding was 60% and 40% as of December 31, 1997 and 1996, respectively.

     The Company believes that it has sufficient operating cash flow and other financial resources necessary to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

     Cash and cash equivalents decreased by $193.1 million and $36.8 million during the years ended December 31, 1997 and 1996, respectively, and increased $308.1 million during the year ended December 31, 1995. The major components of these changes are discussed below.

  Cash Flows from Operating Activities

     Cash (used in) provided by operating activities was $(548.7) million, $(314.6) million and $373.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in cash used in operating activities in 1997 and 1996 versus cash provided in 1995 is due to increased revenue earning vehicle purchases.

  Cash Flows from Investing Activities

     Cash flows from investing activities consist primarily of cash used for capital additions and business acquisitions and other transactions as further described below.

     Capital additions were $459.8 million, $240.6 million and $229.1 million during the years ended December 31, 1997, 1996 and 1995, respectively. The increases are primarily a result of expansion of the Company's businesses.

     Cash used in business acquisitions was $193.3 million, $42.6 million and $1.3 billion for the years ended December 31, 1997, 1996 and 1995. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, "Business Combinations" of Notes to Consolidated Financial Statements for a further discussion of businesses acquired.

     In October 1997, the Company sold its electronic security services division for approximately $610.0 million.

     In March 1997, the Company exercised its warrant to acquire 15.0 million common shares of ADT Limited for $20 per share. In May 1997, the Company sold the 15.0 million ADT Limited common shares for $27.50 per share to certain institutional investors.

     The Company expects capital expenditures and cash used in business acquisitions to increase during 1998 and in the foreseeable future due to continued internal growth of existing businesses and future acquisitions. The Company intends to finance capital expenditures and cash used in business acquisitions through cash on hand, revolving credit facilities and other financings.

  Cash Flows from Financing Activities

     Cash flows from financing activities during the years ended December 31, 1997, 1996 and 1995 included revenue earning vehicle financing, commercial bank borrowings, repayments of debt and issuances of Common Stock.

     During the year ended December 31, 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $552.7 million.

     During the year ended December 31, 1996, the Company sold an aggregate of
22.0 million shares of Common Stock in private placement transactions resulting in net proceeds of approximately $550.9 million.

     During the year ended December 31, 1995, the Company sold an aggregate of
44.1 million shares of Common Stock and warrants to purchase an additional 33.4 million shares of Common Stock in various private placement and other equity transactions resulting in net proceeds of approximately $262.4 million. The warrants are exercisable at prices ranging from $2.25 to $3.50 per share.

     These financing activities were used to fund revenue earning vehicle purchases, capital additions and acquisitions as well as to repay debt assumed in acquisitions and expand the Company's business during these years.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (ITEM 7A)

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading.

                                                    EXPECTED MATURITY DATE
                            ----------------------------------------------------------------------      FAIR VALUE
                              1998      1999      2000      2001     2002    THEREAFTER    TOTAL     DECEMBER 31, 1997
                            --------   ------   --------   ------   ------   ----------   --------   -----------------
                                                        (IN MILLIONS)
VARIABLE RATE DEBT
Current...................  $2,715.0   $   --   $     --   $   --   $   --     $   --     $2,715.0       $2,715.0
  Average interest
    rates.................      6.17%
Non-current...............        --    155.2    1,074.4      1.8    286.9       35.1      1,553.4        1,553.4
  Average interest
    rates.................        --     6.19%      5.86%    4.75%    5.96%      4.75%
Interest rate swaps.......     300.0    650.0    1,000.0    150.0    150.0         --                         8.0
  Average pay rate........      5.85%    5.81%      5.95%    6.50%    5.88%
  Average receive rate....      5.50%    5.50%      5.50%    5.50%    5.50%

SEASONALITY

     The Company's automotive retail operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to manufacturer incentives and consumer buying trends.

     The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of this segment. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

YEAR 2000 SYSTEMS COSTS

     The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. The Company is in the process of evaluating the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. Anticipated costs for system modifications will be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business.

NEW ACCOUNTING PRONOUNCEMENTS

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

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning January 1, 1998. Adoption of this standard will not have a material impact on the Company's existing segment reporting disclosures.

FORWARD-LOOKING STATEMENTS

     Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the dependence on vehicle manufacturers to approve dealership acquisitions and the restrictions imposed by vehicle manufacturers on dealership acquisitions and operations; the possibility of unfavorable changes to the cost or financing of the Company's vehicle rental fleet; the Company's dependence on key personnel; and other factors contained in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
Report of Independent Certified Public Accountants..........   42
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   43
Consolidated Statements of Operations for Each of the Three
  Years Ended December 31, 1997.............................   44
Consolidated Statements of Shareholders' Equity for Each of
  the
  Three Years Ended December 31, 1997.......................   45
Consolidated Statements of Cash Flows for Each of the Three
  Years Ended December 31, 1997.............................   46
Notes to Consolidated Financial Statements..................   47
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for Each of
  the Three Years Ended December 31, 1997...................   71

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Republic Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Republic Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
January 29, 1998.

                           REPUBLIC INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                1997        1996
                                                              ---------   --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   148.0   $  341.1
  Receivables, net..........................................      977.3      576.0
  Revenue earning vehicles, net.............................    4,466.5    3,583.0
  Inventory.................................................    1,094.8      338.5
  Other current assets......................................      139.2      445.7
                                                              ---------   --------
          Total Current Assets..............................    6,825.8    5,284.3
PROPERTY AND EQUIPMENT, NET.................................    2,096.9    1,146.4
INTANGIBLE AND OTHER ASSETS, NET............................    1,604.6      304.3
                                                              ---------   --------
                                                              $10,527.3   $6,735.0
                                                              =========   ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   260.8   $  216.4
  Accrued liabilities.......................................      557.9      280.7
  Liability insurance reserves..............................      297.2      222.4
  Revenue earning vehicle debt..............................    2,209.4    2,535.6
  Notes payable and current maturities of long-term debt....      532.0      334.0
  Other current liabilities.................................      405.3      255.9
                                                              ---------   --------
          Total Current Liabilities.........................    4,262.6    3,845.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................      370.9      393.6
LONG-TERM REVENUE EARNING VEHICLE DEBT......................    1,962.7      844.8
OTHER LIABILITIES...........................................      446.8      238.6
COMMITMENTS AND CONTINGENCIES...............................
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000
     shares authorized; none issued.........................         --         --
  Common stock, par value $.01 per share; 1,500,000,000 and
     500,000,000 shares authorized, respectively;
     432,705,796 and 327,042,548 shares issued and
     outstanding, respectively..............................        4.3        3.3
  Additional paid-in capital................................    3,048.1    1,377.4
  Retained earnings.........................................      431.9       32.3
                                                              ---------   --------
          Total Shareholders' Equity........................    3,484.3    1,413.0
                                                              ---------   --------
                                                              $10,527.3   $6,735.0
                                                              =========   ========

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                1997       1996       1995
                                                              --------   --------   --------
REVENUE:
  Automotive retail sales...................................  $6,122.8   $2,569.7   $1,962.4
  Automotive rental revenue.................................   3,055.1    2,699.4    1,992.8
  Solid waste services revenue..............................   1,127.7      825.5      571.7
                                                              --------   --------   --------
                                                              10,305.6    6,094.6    4,526.9
EXPENSES:
  Cost of automotive retail sales...........................   5,459.0    2,290.2    1,718.4
  Cost of automotive rental operations......................   2,377.0    2,167.2    1,613.9
  Cost of solid waste services operations...................     809.1      608.6      401.4
  Selling, general and administrative.......................   1,281.8      915.8      698.9
  Restructuring and other charges...........................     179.1       38.3        3.3
                                                              --------   --------   --------
OPERATING INCOME............................................     199.6       74.5       91.0
INTEREST INCOME.............................................      18.2       31.4       22.1
INTEREST EXPENSE............................................     (16.8)     (45.4)     (35.5)
OTHER INCOME, NET...........................................     114.4        3.9        8.4
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......     315.4       64.4       86.0
PROVISION FOR INCOME TAXES..................................     115.2       57.0       47.7
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
  CHARGE....................................................     200.2        7.4       38.3
                                                              --------   --------   --------
DISCONTINUED OPERATIONS:
  Income from discontinued operations, net of income
     taxes..................................................       9.5        8.4       10.3
  Gain (loss) on disposal of segment, net of income tax
     provision of $233.7 in 1997 and benefit of $10.0 in
     1995...................................................     230.0         --      (30.5)
                                                              --------   --------   --------
  Income (loss) from discontinued operations................     239.5        8.4      (20.2)
                                                              --------   --------   --------
INCOME BEFORE EXTRAORDINARY CHARGE..........................     439.7       15.8       18.1
EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF
  DEBT, NET OF BENEFIT FOR INCOME TAXES OF $15.0............        --      (31.6)        --
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $  439.7   $  (15.8)  $   18.1
                                                              ========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $    .50   $    .02   $    .16
  Discontinued operations...................................       .59        .03       (.08)
  Extraordinary charge......................................        --       (.10)        --
                                                              --------   --------   --------
  Net income (loss).........................................  $   1.09   $   (.05)  $    .08
                                                              ========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $    .46   $    .02   $    .15
  Discontinued operations...................................       .56        .02       (.08)
  Extraordinary charge......................................        --       (.09)        --
                                                              --------   --------   --------
  Net income (loss).........................................  $   1.02   $   (.05)  $    .07
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                                              COMMON     ADDITIONAL      RETAINED
                                                              STOCK    PAID-IN CAPITAL   EARNINGS
                                                              ------   ---------------   --------
BALANCE AT DECEMBER 31, 1994................................   $1.9       $  283.1        $140.8
  Sales of common stock and warrants........................     .4          262.0            --
  Stock issued in acquisitions..............................     .2           83.9            --
  Exercise of stock options and warrants, including income
     tax benefit of $4.1 million............................     --           15.7            --
  Distributions to former owners of pooled companies........     --             --         (56.3)
  Other.....................................................     .3           10.3          12.4
  Net income................................................     --             --          18.1
                                                               ----       --------        ------
BALANCE AT DECEMBER 31, 1995................................    2.8          655.0         115.0
  Sales of common stock.....................................     .2          550.7            --
  Stock issued in acquisitions..............................     .2          101.2            --
  Exercise of stock options and warrants, including income
     tax benefit of $20.3 million...........................     --           43.7            --
  Distributions to former owners of pooled companies........     --             --         (68.1)
  Other.....................................................     .1           26.8           1.2
  Net loss..................................................     --             --         (15.8)
                                                               ----       --------        ------
BALANCE AT DECEMBER 31, 1996................................    3.3        1,377.4          32.3
  Sales of common stock.....................................     .2          552.5            --
  Stock issued in acquisitions..............................     .7          969.6            --
  Exercise of stock options and warrants, including income
     tax benefit of $32.7 million...........................     .1           92.0            --
  Distributions to former owners of pooled companies........     --             --         (30.6)
  Other.....................................................     --           56.6          (9.5)
  Net income................................................     --             --         439.7
                                                               ----       --------        ------
BALANCE AT DECEMBER 31, 1997................................   $4.3       $3,048.1        $431.9
                                                               ====       ========        ======

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                1997        1996        1995
                                                              ---------   ---------   ---------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS:
  Net income (loss).........................................  $   439.7   $   (15.8)  $    18.1
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation on revenue earning vehicles...............      831.9       747.9       555.1
     Depreciation, amortization and depletion on property
       and equipment........................................      138.8       104.4        84.5
     Amortization of intangible assets......................       32.9        13.0         8.3
     Non-cash restructuring and other charges...............      186.0        95.5         3.3
     Loss on extinguishment of debt, net of income taxes....         --        31.6          --
     Gain on sale of marketable securities..................     (102.3)         --          --
     (Income) loss from discontinued operations, net of
       income taxes.........................................     (239.5)       (8.4)       20.2
     Purchases of revenue earning vehicles..................   (5,227.3)   (4,695.3)   (3,195.5)
     Sales of revenue earning vehicles......................    3,892.3     3,356.4     2,841.6
     Changes in assets and liabilities, net of effects from
       business acquisitions
       Receivables..........................................     (209.3)     (111.4)      (39.0)
       Inventory............................................     (205.9)      (15.3)      (42.5)
       Other assets.........................................       93.5       (50.1)        1.0
       Accounts payable and accrued liabilities.............     (291.0)       74.2        91.5
       Other liabilities....................................      111.5       158.7        26.6
                                                              ---------   ---------   ---------
                                                                 (548.7)     (314.6)      373.2
                                                              ---------   ---------   ---------
CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS..........      (48.0)      (50.1)        2.5
                                                              ---------   ---------   ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Cash received on disposal of segment......................      610.0          --        34.3
  Purchases of property and equipment.......................     (459.8)     (240.6)     (229.1)
  Purchases of marketable securities........................     (300.0)         --          --
  Sale of marketable securities.............................      402.3          --          --
  Cash used in business acquisitions, net of cash
     acquired...............................................     (193.3)      (42.6)   (1,333.7)
  Other.....................................................      (55.5)     (208.0)       46.5
                                                              ---------   ---------   ---------
                                                                    3.7      (491.2)   (1,482.0)
                                                              ---------   ---------   ---------
CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from revenue earning vehicle financing...........   29,103.7    17,802.7    11,134.4
  Payments on revenue earning vehicle financing.............  (28,688.7)  (17,452.0)   (9,990.9)
  Proceeds from long-term debt and notes payable............      378.4       257.7       185.9
  Payments of long-term debt and notes payable..............     (832.3)     (437.0)     (223.1)
  Net (payments) proceeds from revolving credit and vehicle
     inventory financing facilities.........................     (139.7)      154.7        16.3
  Sales of common stock.....................................      552.7       550.9       262.4
  Other.....................................................       25.8       (57.9)       29.4
                                                              ---------   ---------   ---------
                                                                  399.9       819.1     1,414.4
                                                              ---------   ---------   ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............     (193.1)      (36.8)      308.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      341.1       377.9        69.8
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   148.0   $   341.1   $   377.9
                                                              =========   =========   =========

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying Consolidated Financial Statements include the accounts of Republic Industries, Inc. and its subsidiaries ("Republic" or the "Company"). All intercompany accounts and transactions have been eliminated. In October 1997, the Company sold its electronic security services division. In 1995, the Company disposed of all of its mining and citrus operations and spun-off its hazardous waste services segment to the Company's shareholders. Accordingly, as discussed in Note 11, Discontinued Operations, these operations have been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the operating results of these discontinued operations.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period.

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

     The accompanying Consolidated Financial Statements have been restated to include the financial position and results of operations of significant businesses acquired in 1997 and accounted for under the pooling of interests method of accounting (the "Pooled Entities") as if the companies had operated as one entity since inception. See Note 2, Business Combinations, for further discussion of these transactions.

     All per share data and numbers of shares of the Company's common stock, par value $.01 per share ("Common Stock") for all periods included in the consolidated financial statements and notes thereto have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that became effective in June 1996, as more fully described in Note 6, Shareholders' Equity.

RECEIVABLES

     The components of receivables, net of allowance for doubtful accounts at December 31 are as follows:

                                                                1997      1996
                                                              --------   ------
Trade.......................................................  $  445.2   $301.2
Vehicle.....................................................     357.6    228.1
Other.......................................................     225.4     64.2
                                                              --------   ------
                                                               1,028.2    593.5
Less: allowance for doubtful accounts.......................     (50.9)   (17.5)
                                                              --------   ------
                                                              $  977.3   $576.0
                                                              ========   ======

REVENUE EARNING VEHICLES

     Revenue earning vehicles are stated at cost less accumulated depreciation. The straight-line method is used to depreciate revenue earning vehicles to their estimated residual values over periods typically ranging from three to twelve months. Depreciation expense includes costs relating to damaged vehicles and gains and losses on revenue earning vehicle sales in the ordinary course of business and is included as a component of cost of automotive rental operations in the accompanying Consolidated Statements of Operations.

                           REPUBLIC INDUSTRIES, INC.

     A summary of revenue earning vehicles at December 31 is as follows:

                                                                1997       1996
                                                              --------   --------
Revenue earning vehicles....................................  $4,980.1   $4,011.2
Less: accumulated depreciation..............................    (513.6)    (428.2)
                                                              --------   --------
                                                              $4,466.5   $3,583.0
                                                              ========   ========

     Revenue earning vehicles with a net book value of $3.8 billion at December 31, 1997 were acquired under programs that allow the Company to require counterparties to repurchase vehicles held for periods of up to twenty-four months. The agreements contain varying mileage and damage limitations.

     The Company also leases vehicles under operating lease agreements which require the Company to provide normal maintenance and liability coverage. The agreements generally have terms of four to thirteen months. Many agreements provide for an option to terminate the leases early and allow for the purchase of leased vehicles subject to certain restrictions.

INVENTORY

     Inventory consists primarily of retail vehicles held for sale valued using the specific identification method, net of reserves. Cost includes acquisition expenses, including reconditioning and transportation costs. Parts and accessories are valued at the factory list price which approximates lower of cost (first-in, first-out) or market.

     A summary of inventory at December 31 is as follows:

                                                                1997      1996
                                                              --------   ------
New vehicles................................................  $  642.7   $256.4
Used vehicles...............................................     377.4     52.0
Parts, accessories and other................................      74.7     30.1
                                                              --------   ------
                                                              $1,094.8   $338.5
                                                              ========   ======

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

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

     Landfills are stated at cost and are depleted based on consumed airspace. Landfill improvements include direct costs incurred to obtain a landfill permit and direct costs incurred to construct and develop the site. These costs are depleted based on consumed airspace. All indirect landfill development costs are expensed as incurred.

                           REPUBLIC INDUSTRIES, INC.

     A summary of property and equipment at December 31 is as follows:

                                                                1997       1996
                                                              --------   --------
Land, landfills and improvements............................  $  895.0   $  525.5
Furniture, fixtures, trucks and equipment...................     968.7      659.5
Buildings and improvements..................................     878.6      439.4
                                                              --------   --------
                                                               2,742.3    1,624.4
Less: accumulated depreciation, amortization and
  depletion.................................................    (645.4)    (478.0)
                                                              --------   --------
                                                              $2,096.9   $1,146.4
                                                              ========   ========

INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over forty years on a straight-line basis. Accumulated amortization of intangible assets was $89.6 million and $52.4 million at December 31, 1997 and 1996, respectively.

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

ACCRUED ENVIRONMENTAL AND LANDFILL COSTS

     Accrued environmental and landfill costs are included in other liabilities and include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. At December 31, 1997, approximately $280.0 million of such costs are to be expensed over the remaining lives of these facilities. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the United States Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. The Company periodically reassesses its methods and assumptions used to estimate such accruals for environmental and landfill costs and adjusts such accruals accordingly.

     In the normal course of business, the Company is subject to ongoing environmental investigations by certain regulatory agencies, as well as other claims and disputes that could result in litigation. Environmental costs are accrued by the Company through a charge to income in the period such liabilities become probable and can be reasonably estimated.

LIABILITY INSURANCE

     The Company retains up to $1.0 million of risk per claim plus claims handling expense under its various liability insurance programs for third party property damage and bodily injury claims, primarily relating to claims arising from the Company's automotive rental operations. Costs in excess of this retained risk per claim are insured under various contracts with insurance carriers. The ultimate costs of these retained insurance risks are estimated by management and by actuarial evaluation based on historical claims experience, adjusted for current trends and changes in claims-handling procedures. In 1996, the Company changed its method of

                           REPUBLIC INDUSTRIES, INC.

accounting for estimated auto rental liability insurance claims by no longer discounting such liability. The effect of this change was not material to the Company's consolidated financial position or results of operations.

REVENUE RECOGNITION

     Revenue from the Company's automotive retail operations consists of sales of new and used vehicles, parts and service and finance and insurance products. An estimated allowance for chargebacks against revenue recognized from sales of finance and insurance products is established during the period in which related revenue is recognized. Revenue from the Company's automotive rental operations consists primarily of fees from rentals and the sale of related rental products from the leisure, business travel and insurance replacement segments. Revenue from the Company's solid waste services operations consists of collection fees from residential, commercial and industrial customers and landfill disposal fees charged to third parties. The Company recognizes revenue over the period in which products are sold, vehicles are rented or services are provided.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes interest rate protection agreements with several counterparties to manage the impact of interest rate changes on the Company's debt obligations. The Company does not use derivative financial instruments for trading purposes. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense on derivative financial instruments used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the cost of the underlying exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, the related pro-rata portion of any unrecognized gain or loss on the swap is recognized in income at that time as part of the gain or loss on the termination. Amounts receivable or payable under the agreements are included in receivables or accrued liabilities in the accompanying Consolidated Balance Sheets and were not material at December 31, 1997 or 1996.

ADVERTISING

     The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at December 31, 1997 or 1996. Advertising expense was $318.2 million, $148.8 million and $119.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

STATEMENTS OF CASH FLOWS

     The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions related to business combinations, as discussed in Note 2, Business Combinations, and other non-cash transactions are excluded from the accompanying Consolidated Statements of Cash Flows.

     The Company made interest payments on revenue earning vehicle debt and notes payable and long-term debt of approximately $248.2 million, $293.0 million and $217.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company made income tax payments of approximately $72.1 million, $19.7 million and $17.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                           REPUBLIC INDUSTRIES, INC.

NEW ACCOUNTING PRONOUNCEMENTS

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

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning January 1, 1998. Adoption of this standard will not have a material impact on the Company's existing segment reporting disclosures.

2. BUSINESS COMBINATIONS

     Significant businesses acquired through December 31, 1997 and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception. Businesses acquired through December 31, 1997 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

     During the year ended December 31, 1997, the Company acquired various businesses in the automotive retail, automotive rental and solid waste services industries. The Company issued an aggregate of approximately 53.7 million shares of Common Stock and paid approximately $346.6 million of cash or notes in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 83.5 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. Included in the shares of Common Stock issued for acquisitions accounted for under the pooling of interests method of accounting are approximately 15.2 million shares issued for acquisitions which were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     Details of the results of operations of the Company and the Pooled Entities for the periods before the pooling of interests combinations were consummated for the years ended December 31 are as follows:

                                                            1997        1996       1995
                                                          ---------   --------   --------
Revenue:
  The Company...........................................  $ 8,927.0   $2,280.2   $1,741.6
  Pooled Entities.......................................    1,378.6    3,814.4    2,785.3
                                                          ---------   --------   --------
                                                          $10,305.6   $6,094.6   $4,526.9
                                                          =========   ========   ========
Income (loss) from continuing operations before
  extraordinary charge:
  The Company...........................................  $   152.3   $  (36.3)  $   (6.4)
  Pooled Entities.......................................       47.9       43.7       44.7
                                                          ---------   --------   --------
                                                          $   200.2   $    7.4   $   38.3
                                                          =========   ========   ========

                           REPUBLIC INDUSTRIES, INC.

     The Company's unaudited pro forma consolidated results of operations assuming all significant 1997 acquisitions accounted for under the purchase method of accounting had occurred on January 1, 1996 are as follows for the years ended December 31:

                                                                1997        1996
                                                              ---------   --------
Revenue.....................................................  $11,786.9   $9,676.6
Income (loss) from continuing operations before
  extraordinary charge......................................      200.0      (16.5)
Diluted earnings (loss) per share from continuing
  operations................................................        .45       (.05)

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1996.

     During the year ended December 31, 1996, the Company acquired various businesses in the automotive retail, automotive rental, solid waste services and electronic security services industries. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid approximately $52.1 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 71.4 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. Included in the shares of Common Stock issued for acquisitions accounted for under the pooling of interests method of accounting are approximately 13.0 million shares issued for acquisitions which were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     In July 1996, the Company entered into an agreement to acquire ADT Limited (the "ADT Agreement"), which was terminated by mutual agreement of the parties in September 1996. In connection with the execution of the ADT Agreement, ADT Limited granted to the Company a warrant ("the ADT Warrant") to purchase 15.0 million common shares of ADT Limited at a purchase price of $20 per share (which approximated fair market value). In March 1997, the Company exercised the ADT Warrant resulting in the purchase of 15.0 million common shares of ADT Limited at $20 per share. In May 1997, the Company sold the ADT Limited common shares for $27.50 per share resulting in a gain of approximately $102.3 million, net of fees and expenses.

     During the year ended December 31, 1995, the Company acquired various businesses in the automotive rental, solid waste services and electronic security services industries. The Company issued an aggregate of approximately
17.3 million shares of Common Stock and paid approximately $1.3 billion of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 36.3 million shares of Common Stock for such transactions which have been accounted for under the pooling of interests method of accounting. The cash paid for acquisitions in 1995 relates primarily to National Car Rental System, Inc.'s ("National") acquisition of its predecessor company from General Motors Corporation. National was acquired by the Company during 1997 and accounted for under the pooling of interests method of accounting.

                           REPUBLIC INDUSTRIES, INC.

     The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) for the years ended December 31 were as follows:

                                                            1997       1996       1995
                                                          ---------   -------   --------
Revenue earning vehicles................................  $   415.3   $  79.4   $1,455.2
Property and equipment..................................      616.2     110.9       99.3
Intangible and other assets.............................    1,305.0     109.8      101.3
Working capital (deficiency), net of cash acquired......       82.1     (16.1)      16.8
Long-term debt assumed..................................   (1,218.4)   (121.1)    (123.5)
Other liabilities.......................................      (36.6)    (18.9)    (131.3)
Common stock issued.....................................     (970.3)   (101.4)     (84.1)
                                                          ---------   -------   --------
Cash used in acquisitions, net of cash acquired.........  $   193.3   $  42.6   $1,333.7
                                                          =========   =======   ========

     As discussed in Note 11, Discontinued Operations, the Company sold its electronic security services division in October 1997. Accordingly, the financial position and results of operations of businesses acquired in the electronic security services segment have been accounted for as discontinued operations in the accompanying Consolidated Financial Statements.

     In January 1998, the Company acquired various businesses in the automotive retail and solid waste services industries for an aggregate purchase price of approximately $434.0 million, consisting of cash and/or shares of Common Stock. In addition, through January 1998, the Company has signed definitive agreements to acquire various businesses which own and operate franchised automotive dealerships for an aggregate purchase price of approximately $478.0 million to be paid in cash and/or shares of Common Stock. These completed and pending acquisitions will be accounted for under the purchase method of accounting. The closing of each pending transaction is subject to customary conditions, including manufacturer and regulatory approval.

                           REPUBLIC INDUSTRIES, INC.

3. REVENUE EARNING VEHICLE DEBT

     Revenue earning vehicle debt at December 31 is as follows:

                                                                1997        1996
                                                              ---------   --------
Amounts under various commercial paper programs secured by
  eligible vehicle collateral; interest based on
  market-dictated commercial paper rates; weighted average
  interest rates of 5.85% and 5.93% at December 31, 1997 and
  1996, respectively........................................  $ 2,919.4   $2,253.1
Amounts under various medium-term note programs secured by
  eligible vehicle collateral:
  Fixed rate component; weighted average interest rates of
     7.09% and 7.13% at December 31, 1997 and 1996,
     respectively; maturities through 2003..................      736.3      656.3
  Floating rate component based on a spread over 3 month
     LIBOR; maturities through 2001.........................      166.5      143.3
Other uncommitted secured financings primarily with
  financing institutions in the United Kingdom; secured by
  eligible vehicle collateral for periods that approximate
  the expected hold period for the vehicle at LIBOR based
  interest rates; weighted average interest rates of 6.99%
  and 6.29% at December 31, 1997 and 1996, respectively.....      349.9      327.7
                                                              ---------   --------
                                                                4,172.1    3,380.4
Less: long-term portion.....................................   (1,962.7)    (844.8)
                                                              ---------   --------
                                                              $ 2,209.4   $2,535.6
                                                              =========   ========

     In October 1997, the Company refinanced borrowings under its pre-existing commercial paper programs with borrowings under a $3.35 billion financing program comprised of a $2.3 billion commercial paper program and three commercial paper conduit facilities totaling $1.05 billion. Bank lines of credit of $2.1 billion (terminating October 1998) and $945.0 million (terminating October 2000) provide liquidity backup for the facilities. Letters of credit totaling $335.0 million provide collateral and additional liquidity backup for the facilities. The weighted average interest rate on total revenue earning vehicle debt was 6.17% and 6.20% at December 31, 1997 and 1996, respectively. Interest expense on revenue earning vehicle debt is included as a component of cost of automotive rental operations in the accompanying Consolidated Statements of Operations.

     At December 31, 1997, aggregate maturities of revenue earning vehicle debt were as follows:

1998........................................................  $2,209.4
1999........................................................     310.0
2000........................................................   1,144.0
2001........................................................     333.7
2002........................................................        --
Thereafter..................................................     175.0
                                                              --------
                                                              $4,172.1
                                                              ========

                           REPUBLIC INDUSTRIES, INC.

4. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at December 31 is as follows:

                                                               1997      1996
                                                              -------   -------
Revolving credit facility; interest payable using LIBOR
  based rates; unsecured; matures 2002......................  $ 250.0   $ 150.0
Vehicle inventory credit facilities; secured by the
  Company's vehicle inventory; weighted average interest
  rates of 6.36% and 9.25% at
  December 31, 1997 and 1996, respectively..................    472.5     225.7
Other notes; secured by real property, equipment and other
  assets; interest ranging from 4% to 13%; maturing through
  2009......................................................    180.4     351.9
                                                              -------   -------
                                                                902.9     727.6
Less: current portion.......................................   (532.0)   (334.0)
                                                              -------   -------
                                                              $ 370.9   $ 393.6
                                                              =======   =======

     In April 1997, the Company replaced its existing $250.0 million credit facility with a $1.0 billion unsecured revolving credit facility (the "Credit Facility") with certain banks for a term of five years. Outstanding advances, if any, are payable at the expiration of the five-year term. The Credit Facility requires, among other items, that the Company maintain certain financial ratios and comply with certain financial covenants.

     In December 1996, the Company completed a tender offer and consent solicitation resulting in the repurchase of approximately $100.0 million aggregate principal amount 11.75% senior notes due 2006 ("Senior Notes"), which were issued in February 1996. The Company recorded an extraordinary charge of $31.6 million, net of income taxes, during 1996 related to the early extinguishment of the Senior Notes and certain other debt. Included in this charge are bond redemption premiums, the write-off of debt issue costs, prepayment penalties and other fees related to the tender offer and the repayment of other debt.

     Interest expense on vehicle inventory credit facilities is included as a component of cost of automotive retail sales in the accompanying Consolidated Statements of Operations.

     At December 31, 1997, aggregate maturities of long-term debt were as follows:

1998........................................................  $532.0
1999........................................................    26.6
2000........................................................     9.4
2001........................................................     5.4
2002........................................................   288.8
Thereafter..................................................    40.7
                                                              ------
                                                              $902.9
                                                              ======

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

     The Company files a consolidated federal income tax return which includes the operations of businesses acquired for periods subsequent to the dates of the acquisitions. Certain businesses acquired and accounted for under the pooling of interests method of accounting were subchapter S corporations for income tax purposes. The subchapter S corporation status of these companies was terminated effective with the closing date of the

                           REPUBLIC INDUSTRIES, INC.

acquisitions. For purposes of these Consolidated Financial Statements, federal and state income taxes have been recorded as if these companies had filed subchapter C corporation tax returns for the pre-acquisition periods, and the current income tax expense is reflected as an increase to additional paid-in capital.

     The components of the provision for income taxes related to continuing operations for the years ended December 31 are as follows:

                                                               1997    1996    1995
                                                              ------   -----   -----
Current:
  Federal...................................................  $ 23.1   $50.0   $25.7
  State.....................................................     7.0     4.7     4.9
Federal and state deferred..................................    89.6    (9.4)   15.1
Foreign deferred............................................    (4.5)   (8.8)   (1.4)
Change in valuation allowance...............................      --    20.5     3.4
                                                              ------   -----   -----
Provision for income taxes..................................  $115.2   $57.0   $47.7
                                                              ======   =====   =====

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for continuing operations for the years ended December 31 is shown below:

                                                              1997    1996    1995
                                                              ----    ----    ----
Statutory federal income tax rate...........................  35.0%   35.0%   35.0%
Non-deductible expenses.....................................    .5     9.5     6.2
State income taxes, net of federal benefit..................   2.0     6.4     4.7
Change in valuation allowance...............................    --    31.6     4.0
Other, net..................................................  (1.0)    6.0     5.6
                                                              ----    ----    ----
Effective tax rate..........................................  36.5%   88.5%   55.5%
                                                              ====    ====    ====

     Components of the net deferred income tax liability included in other liabilities in the accompanying Consolidated Balance Sheets at December 31 are as follows:

                                                               1997      1996
                                                              -------   -------
Deferred income tax liabilities:
  Book basis in property over tax basis.....................  $ 450.3   $ 287.5
Deferred income tax assets:
  Net operating losses......................................    (59.0)   (103.3)
  Accruals not currently deductible.........................   (293.0)    (97.1)
Valuation allowance.........................................    146.1      66.9
                                                              -------   -------
Net deferred income tax liability...........................  $ 244.4   $ 154.0
                                                              =======   =======

     At December 31, 1997, the Company had available domestic net operating loss carryforwards of approximately $61.8 million which begin to expire in the year 2011 and foreign net operating loss carryforwards of approximately $60.1 million, the majority of which have an indefinite carryforward. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance to offset a portion of the deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

     The foreign losses included in income from continuing operations before income taxes and extraordinary charge for the years ended December 31, 1997, 1996 and 1995 were $(11.5) million, $(22.0) million and $(20.8) million, respectively.

                           REPUBLIC INDUSTRIES, INC.

6. SHAREHOLDERS' EQUITY

     During the year ended December 31, 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $552.7 million. In addition, in May 1997, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 500.0 million to 1.5 billion shares.

     During the year ended December 31, 1996, the Company sold an aggregate of
22.0 million shares of Common Stock in private placement transactions resulting in net proceeds of approximately $550.9 million. In May 1996, the Board of Directors declared a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend, payable June 8, 1996, to holders of record on May 28, 1996. In addition, in May 1996 the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 350.0 million shares to 500.0 million shares.

     During the year ended December 31, 1995, the Company sold an aggregate of
44.1 million shares of Common Stock and warrants to purchase an additional 33.4 million shares of Common Stock in various private placement and other equity transactions resulting in net proceeds of approximately $262.4 million. The warrants are exercisable at prices ranging from $2.25 to $3.50 per share.

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

                           REPUBLIC INDUSTRIES, INC.

     A summary of stock option and warrant transactions is as follows for the years ended December 31:

                                              1997                 1996                 1995
                                       ------------------   ------------------   ------------------
                                                WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                 AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                       SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                       ------   ---------   ------   ---------   ------   ---------
Options and warrants outstanding at
  beginning of period................   52.5     $ 7.63      49.6     $ 4.87       8.1      $4.54
Granted..............................   15.2      28.52       8.7      21.86      45.1       4.92
Exercised............................  (18.7)      3.24      (5.6)      4.03      (2.9)      4.14
Canceled.............................    (.9)     24.59       (.2)      9.44       (.7)      7.49
                                       -----                 ----                 ----
Options and warrants outstanding at
  end of period......................   48.1      15.67      52.5       7.63      49.6       4.87
                                       =====                 ====                 ====
Options and warrants exercisable at
  end of period......................   26.8       8.71      38.5       4.12      39.9       3.50
Options available for future
  grants.............................   14.0                  7.9                  4.3

     The following table summarizes information about outstanding and exercisable stock options and warrants at December 31, 1997:

                                                OUTSTANDING                    EXERCISABLE
                                     ----------------------------------    -------------------
                                                WEIGHTED-
                                                 AVERAGE      WEIGHTED-              WEIGHTED-
                                                REMAINING      AVERAGE                AVERAGE
                                               CONTRACTUAL    EXERCISE               EXERCISE
      RANGE OF EXERCISE PRICE        SHARES    LIFE(YRS.)       PRICE      SHARES      PRICE
      -----------------------        ------    -----------    ---------    ------    ---------
$ 1.13 -- $ 3.50                      16.4        1.28         $ 3.03       16.1      $ 3.05
  3.78 --  27.00                      16.8        7.18          15.16        7.8       12.80
 27.25 --  41.88                      14.9        8.78          30.18        2.9       29.06
                                      ----                                  ----
  1.13 --  41.88                      48.1        5.67          15.67       26.8        8.71
                                      ====                                  ====

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income (loss). Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per share would have decreased (increased) accordingly. Using the Black-Scholes option pricing model for all options granted after December 31, 1994, the Company's pro forma net income (loss), pro forma earnings (loss) per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

                                         1997               1996              1995
                                    ---------------   ----------------   ---------------
Pro forma net income (loss).......      $375.3            $(33.6)             $10.2
Pro forma diluted earnings (loss)
  per share.......................        .88              (.11)               .04
Pro forma weighted average fair
  value of options granted........       10.03              9.80              5.28
Risk free interest rates..........   5.74% - 5.78%     5.98% - 6.17%      5.98% - 6.17%
Expected lives....................     5-7 years         5-7 years          5-7 years
Expected volatility...............        40%               40%                40%

                           REPUBLIC INDUSTRIES, INC.

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, ("CarMax") accused the Company's wholly-owned subsidiary, AutoNation USA of infringing CarMax's trademark rights by using the marks AutoNation USA(SM) and "The Better Way to Buy a Car(SM)." AutoNation USA denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation USA seeking damages and an order enjoining AutoNation USA from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." The case is in the court's March 1998 trial calendar. Although it is impossible to predict the outcome of this litigation, the Company believes that AutoNation USA has a valid basis for its complaint and that CarMax's allegations and counterclaims are without merit.

     The Company is also a party to various other general corporate legal proceedings which have arisen in the ordinary course of business. While the results of these matters, as well as the matter described above cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

LEASE COMMITMENTS

     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from 1 to 25 years. The Company has also entered into various airport concession and permit agreements which generally provide for payment of a percentage of revenue from vehicle rentals with a guaranteed minimum lease obligation.

     Expenses under real property, equipment and software leases and airport concession agreements (excluding amounts charged through to customers) for the years ended December 31 are as follows:

                                                               1997     1996     1995
                                                              ------   ------   ------
Real property...............................................  $ 61.8   $ 53.2   $ 44.4
Equipment and software......................................    43.7     23.8     25.0
Airport concession and permit fees:
  Minimum fixed obligations.................................    93.3     89.6     68.0
  Additional amounts, based on revenue from vehicle
     rentals................................................   103.0     94.5     60.1
                                                              ------   ------   ------
          Total.............................................  $301.8   $261.1   $197.5
                                                              ======   ======   ======

     Future minimum lease obligations under noncancelable real property, equipment and software leases and airport agreements with initial terms in excess of one year at December 31, 1997 are as follows:

Year Ending December 31:
1998........................................................  $154.4
1999........................................................   117.8
2000........................................................   101.1
2001........................................................    73.3
2002........................................................    53.6
Thereafter..................................................   119.8
                                                              ------
                                                              $620.0
                                                              ======

                           REPUBLIC INDUSTRIES, INC.

     In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $326.5 million at December 31, 1997.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance bonds, letters of credit, and/or cash deposits as a financial guarantee of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining bank letters of credit or by obtaining surety bonds. At December 31, 1997, letters of credit and surety bonds totaling $368.6 million expire through October 1999.

     The Company's solid waste and environmental services activities are conducted in the context of a developing and changing statutory and regulatory framework. Governmental regulation of the waste management industry requires the Company to obtain and retain numerous governmental permits to conduct various aspects of its operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures which may be required to obtain or retain the applicable permits or comply with applicable regulations could be significant.

9. EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" during 1997. SFAS 128 establishes standards for computing and presenting basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing diluted earnings (loss) per share, the Company has utilized the treasury stock method. All prior period earnings (loss) per share data have been restated to conform with SFAS 128.

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:

                                                              1997    1996    1995
                                                              -----   -----   -----
Weighted average shares outstanding used in calculating
  basic earnings per share..................................  403.1   307.0   234.6
Gross common equivalent shares..............................   63.6    58.1    53.8
Weighted average treasury shares purchased..................  (24.3)  (15.2)   (7.6)
Effect of using weighted average common equivalent shares
  outstanding...............................................  (11.5)   (8.3)  (35.6)
                                                              -----   -----   -----
Weighted average common and common equivalent shares used in
  calculating diluted earnings per share....................  430.9   341.6   245.2
                                                              =====   =====   =====

10. RESTRUCTURING AND OTHER CHARGES

     During the year ended December 31, 1997, the Company recorded pre-tax charges of approximately $244.1 million. These charges consisted of $150.0 million associated with combining the Company's franchised automotive dealerships and used vehicle megastore operations into one automotive retail division and $94.1 million associated with integrating the Company's automotive rental operations. Approximately $85.0 million of the automotive retail charge appears as restructuring and other charges in the Company's Consolidated Statement of Operations for the year ended December 31, 1997 and consists of:
$42.0 million for

                           REPUBLIC INDUSTRIES, INC.

consolidation of information systems; $25.0 million related primarily to relocating the Company's Valu Stop(SM) operations; and $18.0 million of severance and other costs. The remaining $65.0 million of the automotive retail charge relates to inventory consolidation and is included in cost of automotive retail sales in the Company's Consolidated Statement of Operations for the year ended December 31, 1997. The primary components of the $94.1 million automotive rental charge are as follows: $32.0 million related to elimination of redundant information systems; $18.0 million related to fleet consolidation; and $44.1 million related to closure or sale of duplicate rental facilities and merger and other non-recurring expenses. Through December 31, 1997, the Company has spent approximately $58.1 million related to integration and other activities and has recorded $92.3 million of these charges against certain assets. As of December 31, 1997, approximately $93.7 million remained in accrued liabilities related to these charges. The Company believes the integration activities associated with these charges will be substantially completed within one year.

     During the year ended December 31, 1996, the Company recorded pre-tax charges of approximately $95.5 million related primarily to the integration of the operations of Alamo Rent-A-Car, Inc. into those of the Company. Also included in these charges are merger expenses associated with certain acquisitions accounted for under the pooling of interests method of accounting. Approximately $38.3 million of such expenses appear as restructuring and other charges in the Company's Consolidated Statement of Operations for the year ended December 31, 1996 with the remainder of approximately $57.2 million included in cost of automotive rental operations and selling, general and administrative expenses. These costs primarily include asset write-offs, severance benefits, accounting and legal merger costs and changes in various estimated reserve requirements. Through December 31, 1997, the Company has spent substantially all of the $38.3 million included in restructuring and other charges in the 1996 Consolidated Statement of Operations.

11. DISCONTINUED OPERATIONS

     In October 1997, the Company sold its electronic security services division for approximately $610.0 million resulting in an after tax gain of approximately $230.0 million. Accordingly, the operating results and gain on disposition of the electronic security services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements. Revenue from the electronic security services segment was $83.8 million in 1997 for the period prior to disposition and $85.3 million and $49.8 million for the years ended December 31, 1996 and 1995, respectively.

     During the year ended December 31, 1995, the Company disposed of its mining and citrus operations and spun-off its hazardous waste services segment resulting in a loss from discontinued operations of approximately $25.1 million, net of income taxes. Included in the 1995 loss from discontinued operations is a $30.5 million loss on disposal of the Company's mining and citrus operations, net of income tax benefits of $10.0 million. Revenue from the mining and citrus and hazardous waste services operations was $118.4 million in 1995 for the period prior to disposition. Operating results for the period prior to disposition have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

12. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is exposed to market risks arising from changes in interest rates. Due to its limited foreign operations, the Company does not have material market risk exposures relative to changes in foreign exchange rates.

CREDIT EXPOSURE

     The Company is exposed to credit related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company monitors the credit worthiness of the counterparties and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments.

                           REPUBLIC INDUSTRIES, INC.

     The credit exposure that results from interest rate contracts is represented by the fair value of contracts with a positive fair value as of the reporting date. See Note 13, Fair Value of Financial Instruments, for the fair value of derivatives. The Company's credit exposure on its interest rate derivatives was not material at December 31, 1997 or 1996.

INTEREST RATE RISK MANAGEMENT

     The Company uses interest rate swap agreements to manage the impact of interest rate changes on the Company's variable rate revenue earning vehicle obligations. The amounts exchanged by the counterparties to interest rate swap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged, therefore, do not represent a measure of the Company's exposure as an end user of derivative financial instruments. At December 31, 1997 and 1996, notional principal amounts related to interest rate swaps (variable to fixed rate) were $2.25 billion and $801.9 million, respectively. The swap portfolio maturities are as follows as of December 31, 1997: $300.0 million in 1998; $650.0 million in 1999; $1.0 billion in 2000; $150.0 million in 2001; and $150.0 million in 2002. As of December 31, 1997, the weighted average fixed rate payment on variable to fixed rate swaps was 5.93%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate ($2.2 billion notional principal amount) and LIBOR ($50.0 million notional principal amount).

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     - Cash and cash equivalents, receivables, other current assets, accounts payable, accrued liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value.

     - Medium-term notes payable: The estimated fair value of medium-term notes payable is estimated based on the quoted market prices for the same or similar issues.

     - Other fixed-rate debt: Fixed rate mortgages are valued based upon discounted expected cash flows at rates then offered to the Company for debt of similar terms. The carrying amount of remaining fixed-rate debt approximates fair value.

     - Interest rate swaps: The fair value of interest rate swaps was determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount the Company would pay or receive to terminate the agreements.

                           REPUBLIC INDUSTRIES, INC.

     The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amounts approximate fair values, as of December 31:

                                                             1997                1996
                                                       -----------------   -----------------
                                                       CARRYING    FAIR    CARRYING    FAIR
(ASSETS) LIABILITIES                                    AMOUNT    VALUE     AMOUNT    VALUE
--------------------                                   --------   ------   --------   ------
Medium-term notes payable............................   $902.8    $917.7    $799.6    $792.8
Other fixed-rate debt................................     70.3      70.3     184.6     186.5
Interest rate swaps..................................       --       8.0        --        .7

14. BUSINESS AND CREDIT CONCENTRATIONS

AUTOMOTIVE RETAIL INDUSTRY

     The Company owns and operates or has contracted to acquire a total of approximately 260 franchised automotive dealerships located in 18 states.

     Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers of which the Company holds franchises.

     The Company purchases substantially all of its new vehicles from various manufacturers at the prevailing prices charged by the manufacturers to all franchised dealers. The Company's sales volume could be adversely impacted by the manufacturers' inability to supply the dealerships with an adequate supply of vehicles.

     Concentrations of credit risk with respect to trade receivables related to the Company's automotive retail operations are limited due to the wide variety of customers and markets in which the Company's products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 1997, the Company does not consider itself to have any significant concentrations of credit risk in the automotive retail segment.

AUTOMOTIVE RENTAL INDUSTRY

     The Company owns and operates vehicle rental facilities primarily in the United States. The automotive rental industry in which the Company operates is highly seasonal.

     The Company enters into vehicle repurchase programs with one principal vehicle manufacturer, as well as other vehicle manufacturers. At December 31, 1997 and 1996, the Company had vehicle receivables from manufacturers of $214.9 million and $125.4 million, respectively. During model year 1997, the Company purchased approximately 70% of its vehicle fleet under repurchase programs with one vehicle manufacturer.

     Concentrations of credit risk with respect to non-vehicle receivables related to the Company's automotive rental operations are limited due to the wide variety of customers and markets in which services are provided as well as their dispersion across many different geographic areas primarily in the United States. Consequently, at December 31, 1997, the Company does not consider itself to have any significant non-vehicle receivable concentrations of credit risk in the automotive rental segment.

SOLID WASTE SERVICES INDUSTRIES

     Concentrations of credit risk with respect to trade receivables related to the Company's solid waste services segment are limited due to the wide variety of customers and markets in which services are provided

                           REPUBLIC INDUSTRIES, INC.

as well as their dispersion across many different geographic areas in the United States. As a result, at December 31, 1997, the Company does not consider itself to have any significant concentrations of credit risk in the solid waste services segment.

15. RELATED PARTY TRANSACTIONS

     As of December 31, 1996, approximately $247.5 million was due from AutoNation Incorporated ("AutoNation") pursuant to a loan agreement whereby the Company agreed to provide advances at an interest rate of LIBOR plus 2% to fund AutoNation's cash flow requirements prior to its acquisition by the Company in January 1997.

     The Company purchased approximately $631.3 million and $351.8 million of revenue earning vehicles from a group of automotive dealerships owned primarily by a former director of a pooled company during the years ended December 31, 1996 and 1995, respectively.

16. OPERATIONS BY INDUSTRY SEGMENT

     The Company operates subsidiaries in the automotive retail, automotive rental, and solid waste services industries. The following table presents financial information regarding the Company's different industry segments as of and for the years ended December 31:

                                                            1997        1996       1995
                                                          ---------   --------   --------
Revenue:
  Automotive retail.....................................  $ 6,122.8   $2,569.7   $1,962.4
  Automotive rental.....................................    3,055.1    2,699.4    1,992.8
  Solid waste services..................................    1,127.7      825.5      571.7
                                                          ---------   --------   --------
                                                          $10,305.6   $6,094.6   $4,526.9
                                                          =========   ========   ========
Cost of operations:
  Automotive retail.....................................  $ 5,459.0   $2,290.2   $1,718.4
  Automotive rental.....................................    2,377.0    2,167.2    1,613.9
  Solid waste services..................................      809.1      608.6      401.4
                                                          ---------   --------   --------
                                                          $ 8,645.1   $5,066.0   $3,733.7
                                                          =========   ========   ========
Selling, general and administrative:
  Automotive retail.....................................  $   647.2   $  254.9   $  211.3
  Automotive rental.....................................      497.4      537.1      393.5
  Solid waste services..................................      107.1      102.1       89.8
  Corporate.............................................       30.1       21.7        4.3
                                                          ---------   --------   --------
                                                          $ 1,281.8   $  915.8   $  698.9
                                                          =========   ========   ========
Restructuring and other charges:
  Automotive retail.....................................  $    85.0   $     --   $     --
  Automotive rental.....................................       94.1       23.5         --
  Solid waste services..................................         --        8.8        3.3
  Corporate.............................................         --        6.0         --
                                                          ---------   --------   --------
                                                          $   179.1   $   38.3   $    3.3
                                                          =========   ========   ========

                           REPUBLIC INDUSTRIES, INC.

                                                            1997        1996       1995
                                                          ---------   --------   --------
Operating income (loss):
  Automotive retail.....................................  $   (68.4)  $   24.6   $   32.7
  Automotive rental.....................................       86.6      (28.4)     (14.6)
  Solid waste services..................................      211.5      106.0       77.2
  Corporate.............................................      (30.1)     (27.7)      (4.3)
                                                          ---------   --------   --------
                                                          $   199.6   $   74.5   $   91.0
                                                          =========   ========   ========
Depreciation and amortization:
  Automotive retail.....................................  $    32.6   $    8.2   $    7.5
  Automotive rental.....................................      878.6      789.3      586.0
  Solid waste services..................................       87.8       67.2       54.4
  Corporate.............................................        4.6         .6         --
                                                          ---------   --------   --------
                                                          $ 1,003.6   $  865.3   $  647.9
                                                          =========   ========   ========
Capital expenditures:
  Automotive retail.....................................  $   168.9   $   57.2   $   50.7
  Automotive rental.....................................       84.5       45.1       22.3
  Solid waste services..................................      165.1      137.0      156.1
  Corporate.............................................       41.3        1.3         --
                                                          ---------   --------   --------
                                                          $   459.8   $  240.6   $  229.1
                                                          =========   ========   ========
Assets:
  Automotive retail.....................................  $ 3,064.4   $  659.2   $  539.6
  Automotive rental.....................................    5,899.1    4,734.1    3,908.3
  Solid waste services..................................    1,362.4    1,146.4      714.9
  Corporate.............................................      201.4      195.3      174.0
                                                          ---------   --------   --------
                                                          $10,527.3   $6,735.0   $5,336.8
                                                          =========   ========   ========

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter which includes the peak summer travel months has historically been the strongest quarter of the year. During the peak season the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of this segment. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

     The second and fourth quarters of 1997 included restructuring and other pre-tax charges of approximately $94.1 million and $150.0 million, respectively, as described in Note 10, Restructuring and Other Charges. The second quarter of 1997 also contained a gain on the sale of ADT Limited common stock of approximately $102.3 million as described in Note 2, Business Combinations.

     The third and fourth quarters of 1996 included pre-tax charges of approximately $7.6 million and $87.9 million, respectively, as described in Note 10, Restructuring and Other Charges. The fourth quarter of 1996 also included an extraordinary charge of approximately $31.6 million, net of income tax benefit, related to the early extinguishment of debt as described in Note 4, Long-Term Debt and Notes Payable.

                           REPUBLIC INDUSTRIES, INC.

     The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1997 and 1996. Quarterly amounts have been restated from amounts previously reported in Form 10-Q for significant business combinations accounted for under the pooling of interests method of accounting, to account for the Company's electronic security services segment as discontinued operations and for the effect of adopting SFAS 128.

                                                        FIRST      SECOND     THIRD      FOURTH
                                                       QUARTER    QUARTER    QUARTER    QUARTER
                                                       --------   --------   --------   --------
Revenue........................................  1997  $1,825.4   $2,428.4   $3,123.6   $2,928.2
                                                 1996   1,331.0    1,558.8    1,603.6    1,601.2
Operating income (loss)........................  1997  $   47.5   $   10.1   $  194.7   $  (52.7)
                                                 1996      33.7       56.6       79.9      (95.7)
Income (loss) from continuing operations before
  extraordinary charge.........................  1997  $   34.9   $   69.7   $  124.4   $  (28.8)
                                                 1996      17.8       29.0       43.0      (82.4)
Basic earnings (loss) per share from continuing
  operations before extraordinary charge.......  1997  $    .09   $    .18   $    .30   $   (.07)
                                                 1996       .06        .10        .14       (.26)
Diluted earnings (loss) per share from
  continuing operations before extraordinary
  charge.......................................  1997  $    .09   $    .17   $    .28   $   (.07)
                                                 1996       .06        .09        .12       (.26)
Net income (loss)..............................  1997  $   37.6   $   73.3   $  127.6   $  201.2
                                                 1996      18.8       31.8       45.1     (111.5)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements of the Company are set forth in Part II, Item
8.

         (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 1997 is submitted herewith.

         (3) Exhibits -- (See Index to Exhibits included elsewhere herein.)

     (b) Form 8-K dated October 3, 1997, Item 2 (as amended by Form 8-K/A), relating to the sale of substantially all of the assets of the Company's electronic security services business segment to Ameritech Corporation.

         Form 8-K dated November 20, 1997, Item 5, reporting certain financial information for consummated acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:

                                          REPUBLIC INDUSTRIES, INC.

                                          By:     /s/ H. WAYNE HUIZENGA
                                            ------------------------------------
                                                     H. Wayne Huizenga
                                                 Chairman of the Board and
                                                 Co-Chief Executive Officer
March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board and    March 26, 1998
-----------------------------------------------------    Co-Chief Executive
                  H. Wayne Huizenga                      Officer (Principal
                                                         Executive Officer)

                /s/ STEVEN R. BERRARD                  Co-Chief Executive Officer,  March 26, 1998
-----------------------------------------------------    President and Director
                  Steven R. Berrard

               /s/ MICHAEL S. KARSNER                  Senior Vice President and    March 26, 1998
-----------------------------------------------------    Chief Financial Officer
                 Michael S. Karsner                      (Principal Financial and
                                                         Accounting Officer)

                /s/ HARRIS W. HUDSON                   Vice Chairman and Director   March 26, 1998
-----------------------------------------------------
                  Harris W. Hudson

               /s/ MICHAEL G. DEGROOTE                 Director                     March 26, 1998
-----------------------------------------------------
                 Michael G. DeGroote

                   /s/ J.P. BRYAN                      Director                     March 26, 1998
-----------------------------------------------------
                     J.P. Bryan

                 /s/ RICK L. BURDICK                   Director                     March 26, 1998
-----------------------------------------------------
                   Rick L. Burdick

             /s/ GEORGE D. JOHNSON, JR.                Director                     March 26, 1998
-----------------------------------------------------
               George D. Johnson, Jr.

                  /s/ JOHN J. MELK                     Director                     March 26, 1998
-----------------------------------------------------
                    John J. Melk

                 /s/ ROBERT J. BROWN                   Director                     March 26, 1998
-----------------------------------------------------
                   Robert J. Brown

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNT AND RESERVES
                                  SCHEDULE II
                                 (IN MILLIONS)

                                                    BALANCE
                                                      AT       ADDITIONS    ACCOUNTS              BALANCE
                                                   BEGINNING   CHARGED TO   WRITTEN               AT END
                                                    OF YEAR      INCOME       OFF      OTHER(1)   OF YEAR
                                                   ---------   ----------   --------   --------   -------
CLASSIFICATIONS
Allowance for doubtful accounts:
1997.............................................    $17.5       $12.5       $(9.0)     $29.9      $50.9
1996.............................................     11.4         9.9        (6.3)       2.5       17.5
1995.............................................      6.3         4.4         (.9)       1.6       11.4

---------------

(1) Allowance of acquired businesses.

                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
   2.1      --  Agreement and Plan of Merger and Reorganization, dated May
                30, 1991, by and between Republic Waste Industries, Inc., an
                Oklahoma corporation, and Republic Waste Industries, Inc., a
                Delaware corporation (incorporated by reference to Exhibit
                3.1 to the Registrant's Annual Report on Form 10-K for the
                year ended December 31, 1991)
   3.1      --  Third Amended and Restated Certificate of Incorporation of
                Republic Industries, Inc. (incorporated by reference to
                Exhibit 99 to the Registrant's Current Report on Form 8-K
                Dated May 14, 1997).
   3.2      --  Bylaws of Republic Industries, Inc., as amended to date
                (incorporated by reference to Exhibit 3.2 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1995).
   4.1      --  Credit Facilities and Reimbursement Agreement dated as of
                April 23, 1997, by and among Republic Industries, Inc., and
                Republic Resources Company, as Borrowers, NationsBank,
                National Association (South), as Arranger and Administrative
                Agent, Various Co-Agents Listed Therein and Various Lenders
                Listed Therein (incorporated by reference to Exhibit 4.22 to the Registrant's Current Report on Form 8-K, dated June 13,
                1997).
   4.2*     --  Base Indenture dated as of April 30, 1996, between National
                Car Rental Financing L.P. as Issuer and The Bank of New York
                as Trustee.
   4.3*     --  Master Motor Vehicle Lease and Servicing Agreement dated as of October 29, 1997, among National Car Rental Financing
                Limited Partnership; National Car Rental System, Inc.; Alamo
                Rent-A-Car, Inc.; Spirit Rent-A-Car, Inc.; and those
                subsidiaries and affiliates of Republic Industries from time to time becoming Lessees and Servicers thereunder; and
                Republic Industries, Inc.
   4.4*     --  Second Amended and Restated Master Collateral Agency
                Agreement among Republic Industries, Inc.; National Car
                Rental Financing Limited Partnership; Alamo Rent-A-Car,
                Inc.; National Car Rental System, Inc.; Spirit Rent-A-Car,
                Inc.; Value Rent-A-Car, Inc.; Citibank, N.A.; Various
                Financing Sources Parties Thereto; and Various Beneficiaries
                Parties Thereto.
   4.5*     --  Series 1997-1 Supplement to the Base Indenture between
                National Car Rental Financing Limited Partnership and The
                Bank of New York.
   4.6*     --  Series 1997-1 Support Reimbursement Agreement among Republic
                Industries Funding Corp.; Alamo Rent-A-Car, Inc.; National
                Car Rental System, Inc.; Spirit Rent-A-Car, Inc.; Value
                Rent-A-Car, Inc.; those additional Subsidiaries and
                Affiliates of Republic Industries, Inc. from time to time
                becoming Additional Lessees thereunder; National Car Rental
                Financing Limited Partnership; Republic Industries, Inc.;
                and those financial institutions identified on the signature pages thereto as the Series 1997-1 Support Letter of Credit
                Providers.
   4.7*     --  Series 1997-1 Letter of Credit Agreement among Republic
                Industries Funding Corp.; Alamo Rent-A-Car, Inc.; National
                Car Rental System, Inc.; Spirit Rent-A-Car, Inc.; Value
                Rent-A-Car, Inc.; those additional Subsidiaries and
                Affiliates of Republic Industries, Inc. from time to time
                becoming Additional lessees thereunder; Republic Industries,
                Inc.; and Westdeutsche Landesbank Girozentrale, New York
                Branch.
   4.8*     --  Series 1997-1 Note Purchase Agreement (Variable Funding
                Rental Car Asset Backed Notes, Series 1997-1) among National
                Car Rental Financing Limited Partnership; Republic
                Industries Funding Corp.; and Credit Suisse First Boston.
   4.9*     --  Series 1997-1 Liquidity Agreement among Republic Industries
                Funding Corp.; Certain Financial Institutions; and Credit
                Suisse First Boston.

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
   4.10*    --  Series 1997-1 Collateral Agreement among Republic Industries
                Funding Corp.; General Motors Corporation; Certain Financing
                Institutions identified therein as the Series 1997-1 Support
                Letter of Credit Providers; Westdeutsche Landesbank
                Girozentrale, New York Branch; Credit Suisse First Boston;
                Credit Suisse First Boston Corporation; Bancamerica
                Robertson Stephens; Chase Securities, Inc.; Citicorp
                Securities, Inc.; and Merrill Lynch Money Markets, Inc.; and
                Citibank, N.A.
                Note: Pursuant to the provisions of Item 601(b)(4)(iii) of
                Regulation S-K, the registrant hereby undertakes to furnish to the Commission upon request copies of any instruments
                governing long-term debt of Republic and its consolidated
                subsidiaries that does not exceed 10% of the total assets of
                Republic and its subsidiaries on a consolidated basis.
  10.1      --  Republic Waste Industries, Inc. 1990 Stock Option and Stock
                Purchase Plan (incorporated by reference to Exhibit 10.1(a)
                to the Registrant's Registration Statement on Form S-1
                Commission File No. 33-37191).
  10.2      --  Warrant to Purchase 1,150,000 Shares of Republic Waste
                Industries, Inc. Common Stock issued to MGD Holdings Ltd.
                (incorporated by reference to Exhibit 10.18 to the
                Registrant's Registration Statement on Form S-1 Commission
                File No. 33-42530).
  10.3      --  Republic Waste Industries, Inc. 1991 Stock Option Plan
                (incorporated by reference to Exhibit 10.42 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1992).
  10.4      --  Form of Warrant to purchase 50,000 shares of Republic Waste
                Industries, Inc. Common Stock issued to Rick L. Burdick
                (incorporated by reference to Exhibit 10.35 to the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1994).
  10.5      --  Stock Purchase Agreement, dated May 21, 1995, by and between
                H. Wayne Huizenga and Republic Waste Industries, Inc.
                (incorporated by reference to Exhibit (c)(1) to the
                Registrant's Current Report on Form 8-K/A, dated July 17,
                1995).
  10.6      --  Stock Purchase Agreement, dated May 21, 1995, by and between
                Harris W. Hudson and Republic Waste Industries, Inc.
                (incorporated by reference to Exhibit (c)(4) to the
                Registrant's Current Report on Form 8-K/A, dated July 17,
                1995).
  10.7      --  Stock Purchase Agreement, dated May 21, 1995, by and between
                Westbury (Bermuda) Ltd. and Republic Waste Industries, Inc.
                (incorporated by reference to Exhibit (c)(5) to the
                Registrant's Current Report on Form 8-K/A, dated July 17,
                1995).
  10.8      --  First Amendment to Stock Purchase Agreement, dated July 17,
                1995, by and between Republic Waste Industries, Inc. and H.
                Wayne Huizenga (incorporated by reference to Exhibit (c)(8)
                to the Registrant's Current Report on Form 8-K/A, dated July
                17, 1995).
  10.9      --  Republic Industries, Inc. 1995 Amended and Restated Employee
                Stock Option Plan (incorporated by reference to Appendix B to the Registrant's Proxy Statement for the 1996 Annual
                Meeting of Stockholders).
  10.10     --  Republic Industries, Inc. Amended and Restated 1995
                Non-Employee Director Stock Option Plan (incorporated by
                reference to Exhibit B to the Registrant's Information
                Statement dated November 8, 1995).
  10.11     --  Merger Agreement, dated as of May 8, 1996 ("AutoNation
                Merger Agreement"), by and among Republic Industries, Inc.,
                RI/ANI Merger Corp., AutoNation Incorporated, H. Wayne
                Huizenga, Steven R. Berrard and JM Family Enterprises, Inc.
                (incorporated by reference to Exhibit 99.1 to the
                Registrant's Current Report on Form 8-K, dated May 8, 1996).
  10.12     --  Loan Agreement, dated May 8, 1996 ("AutoNation Loan
                Agreement"), by and between AutoNation Incorporated and
                Republic Industries, Inc. (incorporated by reference to
                Exhibit 99.2 to the Registrant's Current Report on Form 8-K,
                dated May 8, 1996).
  10.13     --  Employment Agreement, dated as of May 8, 1996, among
                Republic Industries, Inc. and Steven R. Berrard
                (incorporated by reference to Exhibit 10.34 to the
                Registrant's Registration Statement on Form S-4 Commission
                File No. 333-17867).

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
  10.14     --  First Amendment to AutoNation Merger Agreement, dated as of
                September 30, 1996 (incorporated by reference to Annex A to the Registrant's Schedule 14A Proxy Statement, dated
                December 13, 1996).
  10.15     --  Second Amendment to AutoNation Merger Agreement and First
                Amendment to AutoNation Loan Agreement and Related Loan
                Documents, dated as of October 31, 1996 (incorporated by
                reference to Annex A to the Registrant's Schedule 14A Proxy
                Statement dated December 13, 1996).
  10.16     --  Third Amendment to AutoNation Merger Agreement, dated as of
                December 31, 1996 (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K/A dated
                January 16, 1997).
  10.17     --  Agreement and Plan of Merger, dated as of June 25, 1996, among Addington Resources, Inc., Republic Industries, Inc.
                and RI/AR Merger Corp. (incorporated by reference to Exhibit
                99.1 to the Registrant's Current Report on Form 8-K dated
                June 25, 1996).
  10.18     --  Agreement and Plan of Merger, dated as of June 27, 1996, among Continental Waste Industries, Inc., Republic
                Industries, Inc., and RI/CW Merger Corp. (incorporated by
                reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, dated June 27, 1996).
 10.19**    --  Letter Agreement between National Car Rental System, Inc.
                and General Motors Corporation dated September 23, 1996.
 10.20**    --  Letter Agreement between Alamo Rent-A-Car, Inc. and General
                Motors Corporation dated October 8, 1996.
  10.21     --  Agreement and Plan of Reorganization, dated November 6,
                1996, among Republic Industries, Inc., certain acquisition subsidiaries of Republic Industries, Inc., Michael S. Egan,
                Norman D. Tripp, William H. Kelly, Michael S. Egan as
                trustee of certain trusts, Alamo Rent-A-Car, Inc., and
                certain affiliated entities of Alamo Rent-A-Car, Inc.
                (incorporated by reference to Exhibit 2 to the Registrant's
                Current Report on Form 8-K dated November 25, 1996).
  10.22     --  Letter Agreement between Alamo Rent-A-Car, Inc. and General
                Motors Corporation (incorporated by reference to Exhibit
                10.16 to the Registration Statement on Form S-1 of Alamo
                Rent-A-Car, Inc. Commission File No. 33-80271).
  10.23     --  Share Exchange Agreement, dated as of January 5, 1997, among
                Republic Industries, Inc., National Car Rental Systems, Inc.
                ("National") and the stockholders of National (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated January 5, 1997).
  10.24     --  Asset Purchase Agreement, dated as of September 26, 1997 among Republic Industries, Inc., Republic Security Companies
                Holding Co. II, Inc., Ameritech Corporation and Ameritech
                Monitoring Services, Inc. (incorporated by reference from
                Exhibit 2.1 to the Registrant's Current Report on Form 8-K
                dated October 3, 1997).
 10.25**    --  Letter Agreement between Alamo Rent-A-Car, Inc. and General
                Motors Corporation dated November 18, 1997.
 10.26**    --  Letter Agreement between National Car Rental System, Inc.
                and General Motors Corporation dated November 18, 1997.
  10.27*    --  Amended and Restated 1997 Employee Stock Option Plan.
  21.1*     --  Subsidiaries of Republic Industries, Inc.
  23.1*     --  Consent of Arthur Andersen LLP.
  27.1*     --  1997 Financial Data Schedule (for SEC use only).

---------------

 * Filed herewith.
** Filed herewith; portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.