Form 10-Q
period 1998-03-31
REPUBLIC INDUSTRIES INC
filed 1998-05-01
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO ___________

                         COMMISSION FILE NUMBER: 1-13107

                            REPUBLIC INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     73-1105145
      (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NO.)

        110 S.E. 6TH STREET
       FT. LAUDERDALE, FLORIDA                              33301
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

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

         On April 28, 1998 the registrant had 453,496,108 outstanding shares of common stock, par value $.01 per share.

                            REPUBLIC INDUSTRIES, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                      PAGE
                                                                                                                      ----
ITEM 1.          FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets as
                    of March 31, 1998 and December 31, 1997...................................................         3

                 Unaudited Condensed Consolidated Statements of Operations
                    for the Three Months Ended March 31, 1998 and
                    1997 (Restated)...........................................................................         4

                 Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Three Months Ended March 31, 1998..........................................         5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 1998 and 1997 (Restated).............................         6

                 Notes to Unaudited Condensed Consolidated Financial Statements...............................         7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.................................................................        13

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................        19

                           PART II. OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES........................................................................        20

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.............................................................        20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REPUBLIC INDUSTRIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                        MARCH 31,          DECEMBER 31,
                                                                                          1998                 1997
                                                                                        ---------          ------------
                                                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...........................................                 $   273.5          $      148.0
   Receivables, net....................................................                   1,137.1                 977.3
   Revenue earning vehicles, net.......................................                   4,407.2               4,466.5
   Inventory ..........................................................                   1,384.3               1,094.8
   Other current assets................................................                     159.5                 139.2
                                                                                        ---------          ------------
         Total Current Assets..........................................                   7,361.6               6,825.8
PROPERTY AND EQUIPMENT, NET............................................                   2,338.7               2,096.9
INTANGIBLE AND OTHER ASSETS, NET.......................................                   2,295.0               1,604.6
                                                                                        ---------          ------------
                                                                                        $11,995.3          $   10,527.3
                                                                                        =========          ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................................                 $   303.7          $      260.8
   Accrued liabilities.................................................                     682.9                 557.9
   Liability insurance reserves........................................                     305.1                 297.2
   Revenue earning vehicle debt........................................                   2,465.5               2,209.4
   Notes payable and current maturities of
     long-term debt....................................................                   1,089.8                 532.0
   Other current liabilities...........................................                     338.3                 405.3
                                                                                        ---------          ------------
         Total Current Liabilities.....................................                   5,185.3               4,262.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES..............................                     571.7                 370.9
LONG-TERM REVENUE EARNING VEHICLE DEBT.................................                   1,858.1               1,962.7
OTHER LIABILITIES .....................................................                     437.8                 446.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued.........................                        --                    --
   Common stock, par value $.01 per share;
     1,500,000,000 shares authorized;
    450,272,002 and 432,705,796 shares
    issued and outstanding, respectively...............................                       4.5                   4.3
   Additional paid-in capital..........................................                   3,429.8               3,048.1
   Retained earnings...................................................                     511.9                 434.8
   Cumulative translation adjustment...................................                      (3.8)                 (2.9)
                                                                                        ---------          ------------
                  Total Shareholders' Equity...........................                   3,942.4               3,484.3
                                                                                        ---------          ------------
                                                                                        $11,995.3          $   10,527.3
                                                                                        =========          ============



        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -------------------------
                                                                                             1998           1997
                                                                                          ----------     ----------
                                                                                                         (Restated)
REVENUE:
   Automotive retail sales.............................................                    $2,343.4       $  947.0
   Automotive rental revenue...........................................                       775.7          641.3
   Solid waste services revenue........................................                       300.8          237.1
                                                                                           --------       --------
                                                                                            3,419.9        1,825.4
EXPENSES:
   Cost of automotive retail sales.....................................                     2,026.1          836.3
   Cost of automotive rental
     operations........................................................                       605.4          513.6
   Cost of solid waste operations......................................                       209.7          171.8
   Selling, general and administrative.................................                       454.6          256.2
                                                                                           --------       --------
OPERATING INCOME.......................................................                       124.1           47.5
INTEREST INCOME........................................................                         1.0            7.6
INTEREST EXPENSE.......................................................                        (2.7)          (3.7)
OTHER INCOME (EXPENSE), NET............................................                        (2.0)           3.5
                                                                                           --------       --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES..................................................                       120.4           54.9
PROVISION FOR INCOME TAXES.............................................                        43.3           20.0
                                                                                           --------       --------
INCOME FROM CONTINUING OPERATIONS......................................                        77.1           34.9
DISCONTINUED OPERATIONS:
Income from discontinued operations,
   net of income taxes.................................................                          --            2.7
                                                                                           --------       --------
NET INCOME.............................................................                    $   77.1       $   37.6
                                                                                           ========       ========
BASIC EARNINGS PER SHARE:
      Continuing operations............................................                    $    .18       $    .09
      Discontinued operations..........................................                          --            .01
                                                                                           --------       --------
      Net income.......................................................                    $    .18       $    .10
                                                                                           ========       ========
DILUTED EARNINGS PER SHARE:
      Continuing operations............................................                    $    .17       $    .09
      Discontinued operations..........................................                          --             --
                                                                                           --------       --------
      Net income.......................................................                    $    .17       $    .09
                                                                                           ========       ========



        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In millions)

                                                                               ADDITIONAL                        CUMULATIVE
                                                               COMMON           PAID-IN           RETAINED      TRANSLATION
                                                                STOCK           CAPITAL           EARNINGS       ADJUSTMENT
                                                                -----           -------           --------       ----------
BALANCE AT DECEMBER 31, 1997 .............................      $4.3           $3,048.1           $ 434.8          $(2.9)
   Stock issued in acquisitions...........................        .2              375.6                --             --
   Exercise of stock options and
     warrants.............................................        --                6.1                --             --
   Foreign currency translation
     adjustments..........................................        --                 --                --            (.9)
   Net income.............................................        --                 --              77.1             --
                                                                ----           --------           -------          -----
BALANCE AT MARCH 31, 1998.................................      $4.5           $3,429.8           $ 511.9          $(3.8)
                                                                ====           ========           =======          =====



            The accompanying notes are an integral part of this statement.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                --------------------------
                                                                                    1998           1997
                                                                                -----------     ----------
                                                                                                (Restated)
CASH USED IN OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS:
   Net income ...........................................................       $      77.1     $     37.6
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation of revenue earning vehicles ..........................             199.7          172.3
      Depreciation and amortization .....................................              54.9           35.4
      Income from discontinued operations, net of
         income taxes ...................................................                --           (2.7)
      Purchases of revenue earning vehicles .............................          (1,460.7)      (1,465.4)
      Sales of revenue earning vehicles .................................           1,094.4          844.0
      Changes in assets and liabilities, net of
            effects from business combinations:
               Receivables ..............................................             (70.3)          88.6
               Inventory ................................................              80.7          (29.7)
               Other assets .............................................              (6.8)          32.1
               Accounts payable and accrued liabilities                                 4.1          (79.5)
               Other liabilities ........................................             (81.2)          19.0
                                                                                -----------     ----------
                                                                                     (108.1)        (348.3)
                                                                                -----------     ----------
CASH USED IN DISCONTINUED OPERATIONS ....................................                --          (32.7)
                                                                                -----------     ----------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment ..................................            (118.9)        (122.3)
   Purchase of marketable securities ....................................                --         (300.0)
   Cash used in business acquisitions, net of
      cash acquired .....................................................            (347.7)         (40.6)
   Other ................................................................             (14.6)         (38.8)
                                                                                -----------     ----------
                                                                                     (481.2)        (501.7)
                                                                                -----------     ----------
CASH PROVIDED BY FINANCING ACTIVITIES:
   Payments of revenue earning vehicle financing ........................         (10,779.7)      (3,033.8)
   Proceeds from revenue earning vehicle financing ......................          11,164.5        3,160.4
   Payments of notes payable and long-term debt .........................            (102.4)        (329.9)
   Proceeds from notes payable and long-term debt .......................               8.2          398.4
   Net proceeds from revolving credit and vehicle
      inventory financing facilities ....................................             424.9           42.0
   Sale of common stock .................................................                --          552.7
   Other ................................................................               (.7)           2.3
                                                                                -----------     ----------
                                                                                      714.8          792.1
                                                                                -----------     ----------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS .........................             125.5          (90.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................             148.0          341.1
                                                                                -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................       $     273.5     $    250.5
                                                                                ===========     ==========



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

         Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K. The accompanying Unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1997 have been restated from amounts previously reported in Form 10-Q for significant 1997 business combinations accounted for under the pooling of interests method of accounting.

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

         In October 1997, the Company sold its electronic security services division. Accordingly, operating results of the electronic security services segment for the three months ended March 31, 1997 have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Revenue of the discontinued operations was $26.6 million for the three months ended March 31, 1997.

2. BUSINESS COMBINATIONS

         Businesses acquired through March 31, 1998 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         during the three months ended March 31, 1998, the Company acquired various businesses in the automotive retail and solid waste services industries. The Company issued an aggregate of approximately 17.0 million shares of its common stock, par value $.01 per share ("Common Stock") and paid approximately $385.8 million of cash in such transactions which have been accounted for under the purchase method of accounting.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting during the three months ended March 31, 1997) consummated during the three months ended March 31:

                                                                                                  1998           1997
                                                                                                -------        -------
Property and equipment..........................................................                $ 159.1        $ 349.2
Intangible assets...............................................................                  678.6          480.2
Working capital (deficiency), net of cash acquired..............................                  320.1          (16.9)
Debt assumed....................................................................                 (428.9)        (275.6)
Other liabilities, net..........................................................                   (5.4)         (16.6)
Common stock issued.............................................................                 (375.8)        (479.7)
                                                                                                -------        -------
Cash used in acquisitions, net of cash acquired.................................                $ 347.7        $  40.6
                                                                                                =======        =======


         The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions accounted for under the purchase method of accounting, had occurred on January 1, 1997 are as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          ---------------------------
                                                                                            1998               1997
                                                                                          --------           --------
Revenue.........................................................................          $3,715.3           $2,952.6
Income from continuing operations...............................................          $   79.5           $   37.9
Diluted earnings per share from continuing
  operations....................................................................          $    .17           $    .09

         The unaudited pro forma consolidated results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1997.

3. RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts are as follows:

                                                                                        MARCH 31,           DECEMBER 31,
                                                                                          1998                  1997
                                                                                       ----------           ------------
Trade...........................................................................       $    613.0           $      465.0
Vehicle.........................................................................            394.6                  357.6
Contracts in transit............................................................            130.8                   96.6
Other...........................................................................             56.4                  109.0
                                                                                       ----------           ------------
                                                                                          1,194.8                1,028.2
Less: allowance for doubtful accounts...........................................            (57.7)                 (50.9)
                                                                                       ----------           ------------
                                                                                       $  1,137.1           $      977.3
                                                                                       ==========           ============

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4. REVENUE EARNING VEHICLES

         Revenue earning vehicles consist of the following:

                                                                                       MARCH 31,           DECEMBER 31,
                                                                                         1998                  1997
                                                                                       ---------           ------------
Revenue earning vehicles........................................................       $ 4,900.6           $    4,980.1
Less: accumulated depreciation..................................................          (493.4)                (513.6)
                                                                                       ---------           ------------
                                                                                       $ 4,407.2           $    4,466.5
                                                                                       =========           ============


5.    INVENTORY

         Inventory consists of the following:

                                                                                       MARCH 31,           DECEMBER 31,
                                                                                         1998                  1997
                                                                                       ---------           ------------
New vehicles....................................................................       $   928.7           $      642.7
Used vehicles...................................................................           370.9                  377.4
Parts, accessories and other....................................................            84.7                   74.7
                                                                                       ---------           ------------
                                                                                       $ 1,384.3           $    1,094.8
                                                                                       =========           ============


6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                       MARCH 31,           DECEMBER 31,
                                                                                         1998                  1997
                                                                                       ---------           ------------
Land, landfills and improvements................................................       $   991.2           $      895.0
Furniture, fixtures and equipment...............................................         1,060.1                  968.7
Buildings and improvements......................................................           963.0                  878.6
                                                                                       ---------           ------------
                                                                                         3,014.3                2,742.3
Less: accumulated depreciation and depletion....................................          (675.6)                (645.4)
                                                                                       ---------           ------------
                                                                                       $ 2,338.7           $    2,096.9
                                                                                       =========           ============

7. INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over forty years on a straight-line basis.

         Accumulated amortization of intangible assets at March 31, 1998 and December 31, 1997 was $102.7 million and $89.6 million, respectively.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8. REVENUE EARNING VEHICLE DEBT

         Revenue earning vehicle debt consists of the following:

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                           1998                1997
                                                                                         ---------          -----------
Amounts under various commercial paper programs
  secured by eligible vehicle collateral;
  interest based on market-dictated commercial
  paper rates...................................................................         $ 3,262.0          $   2,919.4
Amounts under various medium-term note programs
  secured by eligible vehicle collateral:
    Fixed rate component; maturities through 2003...............................             730.7                736.3
    Floating rate component based on a spread over
      3 month LIBOR; maturities through 2001....................................             166.5                166.5
Other financings secured by eligible vehicle
  collateral; interest at LIBOR based rates.....................................             164.4                349.9
                                                                                         ---------           ----------
                                                                                           4,323.6              4,172.1
Less: current portion...........................................................          (2,465.5)            (2,209.4)
                                                                                         ---------           ----------
                                                                                         $ 1,858.1           $  1,962.7
                                                                                         =========           ==========


9. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

                                                                                        MARCH 31,           DECEMBER 31,
                                                                                          1998                  1997
                                                                                        ---------           ------------
Revolving credit facility; interest
  payable using LIBOR based rates;
  unsecured; matures 2002.......................................                        $   450.0           $      250.0
Vehicle inventory credit facilities;
  secured by the Company's vehicle
  inventory.....................................................                          1,028.6                  472.5
Other notes; maturities
  through 2009..................................................                            182.9                  180.4
                                                                                        ---------           ------------
                                                                                          1,661.5                  902.9
Less: current portion...........................................                         (1,089.8)                (532.0)
                                                                                        ---------           ------------
                                                                                        $   571.7           $      370.9
                                                                                        =========           ------------

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

10. COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                              ---------------------
                                                                                               1998            1997
                                                                                              ------          -----
Net income.............................................................                       $77.1           $37.6
Unrealized gain on marketable
  securities, net of income taxes......................................                          --            43.7
Foreign currency translation
  adjustments, net of income taxes.....................................                         (.9)           (2.8)
                                                                                              -----           -----
Comprehensive income...................................................                       $76.2           $78.5
                                                                                              =====           =====


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

         A summary of stock option and warrant transactions for the three months ended March 31, 1998 is as follows:

                                                                                                           WEIGHTED-
                                                                                                            AVERAGE
                                                                                                           EXERCISE
                                                                                           SHARES            PRICE
                                                                                           ------            -----
Options and warrants outstanding at beginning of year...............................         48.1           $15.67
Granted.............................................................................         14.4            22.04
Exercised...........................................................................          (.5)           11.56
Canceled............................................................................          (.3)           24.55
                                                                                           ------
Options and warrants outstanding at March 31, 1998..................................         61.7            17.17
                                                                                           ======
Options and warrants exercisable at March 31, 1998..................................         28.4            10.24
Options available for future grants at March 31, 1998...............................         29.2             N/A


         Options available for future grants at March 31, 1998 include options available under the Company's 1998 Stock Option Plan approved by the Company's Board of Directors subject to shareholder approval at the Company's annual shareholder meeting to be held on May 20, 1998.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

13. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of warrants and options. In computing diluted earnings per share, the Company has utilized the treasury stock method.

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   --------------------
                                                                   1998            1997
                                                                  ------          ------
Weighted average shares outstanding
  used in calculating basic
  earnings per share ..................................            440.0          379.5
Gross common equivalent shares ........................             46.1           57.2
Weighted average treasury
  shares purchased ....................................            (26.7)         (22.6)
Effect of using weighted average
  common equivalent shares
  outstanding .........................................             (1.0)         (10.0)
                                                                  ------         ------
Weighted average common and common
  equivalent shares used in
  calculating diluted earnings per
  share ...............................................            458.4          404.1
                                                                  ======         ======


14. LEGAL MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K. The accompanying Unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1997 have seen restated from amounts previously reported in Form 10-Q for significant 1997 business combinations accounted for under the pooling of interests method of accounting.

         In October 1997, the Company sold its electronic security services division. Accordingly, operating results of the electronic security services segment for the period prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

BUSINESS COMBINATIONS

         The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

         Businesses acquired through March 31, 1998 and accounted for under the purchase method of accounting are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

         During the three months ended March 31, 1998, the Company acquired various businesses in the automotive retail and solid waste services industries. The Company issued an aggregate of approximately 17.0 million shares of its common stock, par value $.01 per share ("Common Stock") and paid approximately $385.8 million of cash in such transactions which have been accounted for under the purchase method of accounting.

CONSOLIDATED RESULTS OF OPERATIONS

         The Company's consolidated revenue was $3.4 billion and $1.8 billion for the three months ended March 31, 1998 and 1997, respectively. Consolidated operating income was $124.1 million and $47.5 million for the three months ended March 31, 1998 and 1997, respectively. Net income was $77.1 million and $37.6 million for the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per share was $.17 and $.09 for the three months ended March 31, 1998 and 1997, respectively. The operating results for each of the Company's business segments are discussed below.

BUSINESS SEGMENT INFORMATION

         The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue for each of the Company's business segments for the periods indicated (in millions):

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------

                                                                    1998             %                 1997            %
                                                                    ----             -                 ----            -
Revenue:
  Automotive retail..................................            $2,343.4           68.5            $  947.0          51.9
  Automotive rental..................................               775.7           22.7               641.3          35.1
  Solid waste services...............................               300.8            8.8               237.1          13.0
                                                                 --------          -----            --------        ------
                                                                  3,419.9          100.0             1,825.4         100.0
Cost of Operations:
  Automotive retail..................................             2,026.1           86.5               836.3          88.3
  Automotive rental..................................               605.4           78.0               513.6          80.1
  Solid waste services...............................               209.7           69.7               171.8          72.5
                                                                 --------                           --------
                                                                  2,841.2                            1,521.7
Selling, General and
  Administrative:
  Automotive retail..................................               260.9           11.1                96.5          10.2
  Automotive rental..................................               151.2           19.5               128.0          20.0
  Solid waste services...............................                28.3            9.4                25.5          10.7
  Corporate..........................................                14.2             --                 6.2            --
                                                                 --------                           --------
                                                                    454.6                              256.2
Operating Income:
  Automotive retail..................................                56.4            2.4                14.2           1.5
  Automotive rental..................................                19.1            2.5                (0.3)          (.1)
  Solid waste services...............................                62.8           20.9                39.8          16.8
  Corporate..........................................               (14.2)            --                (6.2)           --
                                                                 --------                           --------
                                                                 $  124.1                           $   47.5
                                                                 ========                           ========

AUTOMOTIVE RETAIL

         Automotive retail revenue was $2.3 billion for the three months ended March 31, 1998 versus $947.0 million for the comparable 1997 period, an increase of 147%. Acquisitions accounted for 125% of the increase and new AutoNation USA megastores accounted for 22% of the increase.

         Cost of automotive retail operations was $2.0 billion and $836.3 million or, as a percentage of automotive retail revenue, 86.5% and 88.3% for the three months ended March 31, 1998 and 1997, respectively. The increase in aggregate dollars is due primarily to acquisitions. The decrease in such costs as a percentage of automotive retail revenue is primarily due to product mix as well as reduced inventory costs.

         Selling, general and administrative expenses were $260.9 million and $96.5 million or, as a percentage of automotive retail revenue, 11.1% and 10.2% for the three months ended March 31, 1998 and 1997, respectively. The increase in aggregate dollars is primarily from acquisitions. The increase in such expenses as a percentage of automotive retail revenue is due to costs associated with the opening of AutoNation USA megastores. As the Company opens additional AutoNation USA megastores such operations will incur fixed operating and administrative costs immediately while revenue volume will tend to grow more gradually.

AUTOMOTIVE RENTAL

         Automotive rental revenue was $775.7 million and $641.3 million for the three months ended March 31, 1998 and 1997, respectively, an increase of 21%. Acquisitions accounted for 19% of the increase and price accounted for 2% of the increase.

         Cost of automotive rental operations was $605.4 million and $513.6 million or, as a percentage of automotive rental revenue, 78.0% and 80.1% for the three months ended March 31, 1998 and 1997, respectively. The increase in aggregate dollars is due to acquisitions. The decrease in such costs as a percentage of automotive rental revenue is primarily a result of rental rate increases and lower fleet costs.

         Selling, general and administrative expenses were $151.2 million and $128.0 million or, as a percentage of automotive rental revenue, 19.5% and 20.0% for the three months ended March 31, 1998 and 1997, respectively. The increase in aggregate dollars is due to acquisitions.

SOLID WASTE SERVICES

         Solid waste services revenue was $300.8 million and $237.1 million for the three months ended March 31, 1998 and 1997, respectively, an increase of 27%. Acquisitions accounted for 17% of the increase and volume (including "tuck-ins") accounted for 10% of the increase.

         Cost of solid waste services operations was $209.7 million and $171.8 million or, as a percentage of solid waste services revenue, 69.7% and 72.5% for the three months ended March 31, 1998 and 1997, respectively. The increase in aggregate dollars is primarily due to acquisitions. The decrease in such costs as a percentage of solid waste services revenue is primarily a result of improvements in overall operating efficiency achieved through reductions in operating costs of acquired businesses.

         Selling, general and administrative expenses were $28.3 million and $25.5 million or, as a percentage of solid waste services revenue, 9.4% and 10.7% for the three months ended March 31, 1998 and 1997, respectively. The increase in aggregate dollars is primarily due to acquisitions. The decrease in such expenses as a percentage of solid waste services revenue is primarily due to the reduction of administrative expenses of acquired businesses.

CORPORATE

         Corporate expenses were $14.2 million and $6.2 million for the three months ended March 31, 1998 and 1997, respectively. Such increase is a result of the overall growth experienced by the Company.

INTEREST INCOME

         Interest income was $1.0 million and $7.6 million for the three months ended March 31, 1998 and 1997, respectively. Such decrease is primarily due to lower cash balances on hand during the period.

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facility as well as debt assumed in acquisitions. Interest expense was $2.7 million and $3.7 million for the three months ended March 31, 1998 and 1997, respectively. Interest expense related to revenue earning vehicle financing and vehicle inventory financing is included in cost of automotive rental operations and cost of automotive retail sales, respectively.

INCOME TAXES

         The provision for income taxes was $43.3 million and $20.0 million for the three months ended March 31, 1998 and 1997, respectively. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

FINANCIAL CONDITION

         At March 31, 1998, the Company had $273.5 million in cash and approximately $489.3 million of availability under its $1.0 billion unsecured revolving credit facility which may be used for general corporate purposes.

         The Company finances vehicle purchases for its automotive rental operations through a $3.35 billion program comprised of a $2.3 billion commercial paper program and three commercial paper conduit facilities totaling $1.05 billion. Borrowings under this program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At March 31, 1998, the Company had approximately $90.0 million of availability under this program. The Company expects to continue to fund its revenue earning vehicle purchases with secured vehicle financings.

         The Company has vehicle inventory financing and other credit facilities to fund its automotive retail operations. In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $381.2 million at March 31, 1998.

         The Company believes that it has sufficient financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents increased by $125.5 million and decreased by $90.6 million during the three months ended March 31, 1998 and 1997, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash used in operating activities was $108.1 million and $348.3 million during the three months ended March 31, 1998 and 1997, respectively. Excluding purchases of revenue earning vehicles (net of sales) which are financed through secured vehicle financings, the Company generated positive operating cash flow of $258.2 million and $273.1 million during the three months ended March 31, 1998 and 1997, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for capital additions, business acquisitions and other transactions as further described below.

         Capital additions were $118.9 million and $122.3 million during the three months ended March 31, 1998 and 1997, respectively.

         Cash used in business acquisitions was $347.7 million and $40.6 million for the three months ended March 31, 1998 and 1997, respectively. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, "Business Combinations" of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of businesses acquired.

         During the three months ended March 31, 1997, the Company exercised its warrant to acquire 15.0 million common shares of ADT Limited for $20 per share.

         The Company expects capital expenditures and cash used in business acquisitions to increase during the remainder of 1998 and in the foreseeable future due to expansion of the Company's existing businesses and future acquisitions. The Company intends to finance capital expenditures through cash on hand, revolving credit facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash provided by financing activities during the three months ended March 31, 1998 and 1997 resulted from revenue earning vehicle financings, commercial bank borrowings, repayments of debt and, in 1997, the sale of Common Stock in a private placement transaction.

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

YEAR 2000 SYSTEMS COSTS

         The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000 ("Year 2000"). The Company is in the process of evaluating the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. Anticipated costs for system modifications will be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the dependence on vehicle manufacturers to approve dealership acquisitions and the restrictions imposed by vehicle manufacturers on dealership acquisitions and operations; the possibility of unfavorable changes to the cost or financing of the Company's vehicle rental fleet; the Company's dependence on key personnel; and other factors contained in the Company's filing with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about the Company's market sensitive financial instruments constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions. The amounts exchanged by the counterparties to interest rate swap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged, therefore, do not represent a measure of the Company's exposure as an end user of derivative financial instruments. Interest rate swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss.

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 1997 included under Item 7A of the Company's most recent Annual Report on Form 10-K. At March 31, 1998, notional principal amounts related to interest rate swaps (variable to fixed rate) were $2.8 billion maturing as follows: $250.0 million in the remainder of 1998; $650.0 million in 1999; $1.0 billion in 2000; $250.0 million in 2001; $150.0 million in 2002; and
$500.0 million in 2003. As of March 31, 1998, the weighted average fixed rate payment on variable to fixed rate swaps was 5.87%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate ($2.7 billion notional principal amount) and LIBOR ($100.0 million notional principal amount). Including the Company's variable to fixed interest rate swaps, the Company's ratio of fixed interest rate debt to total debt outstanding was 61% as of March 31, 1998.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         (c) Sales of unregistered shares during the three months ended March 31, 1998:

         All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         From time to time throughout the three months ended March 31, 1998, the Company issued an aggregate of 32,500 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $2.75 to $3.50.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               10.1 Republic Industries, Inc. 1998 Employee Stock Option Plan (incorporated by reference to Appendix B to the Registrant's Proxy Statement for the 1998 annual meeting of stockholders).

               27.1 Financial Data Schedule for the Three Months Ended March 31, 1998 (for SEC use only)

               27.2 Financial Data Schedule for the Three Months Ended March 31, 1997 (Restated) (for SEC use only)

         (b)   Reports on Form 8-K:

               Form 8-K dated February 20, 1998, Item 5, reporting certain financial information for consummated acquisitions.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REPUBLIC INDUSTRIES, INC.

                                           By: /s/ MARY E. WOOD
                                              ----------------------------------
                                                 Mary E. Wood
                                                 VICE PRESIDENT AND
                                                 CORPORATE CONTROLLER
                                                 (PRINCIPAL ACCOUNTING OFFICER)

Date: May 1, 1998