Form 10-Q
period 1998-06-30
REPUBLIC INDUSTRIES INC
filed 1998-08-12
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 769-6000


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On August 5, 1998 the registrant had 460,138,063 outstanding shares of common stock, par value $.01 per share.

                            REPUBLIC INDUSTRIES, INC.

                                      INDEX


                                                                                                              PAGE
                                                                                                              ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheets as
            of June 30, 1998 and December 31, 1997....................................................         3

         Unaudited Condensed Consolidated Statements of Operations
            for the Three and Six Months Ended June 30, 1998 and
            1997 (Restated)...........................................................................         4

         Unaudited Condensed Consolidated Statement of Shareholders'
            Equity for the Six Months Ended June 30, 1998.............................................         5

         Unaudited Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1998 and 1997
            (Restated)................................................................................         6

         Notes to Unaudited Condensed Consolidated Financial Statements...............................         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................................................        14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................        22

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES........................................................................        23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................        23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................        23




                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REPUBLIC INDUSTRIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          1998            1997
                                                                                      -----------     -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................      $     233.9     $     148.0
   Receivables, net ............................................................          1,358.8           977.3
   Revenue earning vehicles, net ...............................................          5,072.5         4,466.5
   Inventory ...................................................................          1,518.4         1,094.8
   Other current assets ........................................................            173.6           139.2
                                                                                      -----------     -----------
         Total Current Assets ..................................................          8,357.2         6,825.8
PROPERTY AND EQUIPMENT, NET ....................................................          2,534.1         2,096.9
INTANGIBLE AND OTHER ASSETS, NET ...............................................          2,478.4         1,604.6
                                                                                      -----------     -----------
                                                                                      $  13,369.7     $  10,527.3
                                                                                      ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................................      $     429.1     $     260.8
   Accrued liabilities .........................................................            680.4           557.9
   Liability insurance reserves ................................................            315.5           297.2
   Revenue earning vehicle debt ................................................          2,466.8         2,209.4
   Notes payable and current maturities of
     long-term debt ............................................................          1,267.6           532.0
   Other current liabilities ...................................................            335.8           405.3
                                                                                      -----------     -----------
         Total Current Liabilities .............................................          5,495.2         4,262.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES ......................................            901.7           370.9
LONG-TERM REVENUE EARNING VEHICLE DEBT .........................................          2,284.8         1,962.7
OTHER LIABILITIES ..............................................................            488.7           446.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
     5,000,000 shares authorized; none issued ..................................               --              --
   Common stock, par value $.01 per share;
     1,500,000,000 shares authorized;
     457,684,913 and 432,705,796 shares
     issued and outstanding, respectively ......................................              4.6             4.3
   Additional paid-in capital ..................................................          3,561.3         3,051.5
   Retained earnings ...........................................................            635.9           431.4
   Cumulative translation adjustment ...........................................             (2.5)           (2.9)
                                                                                      -----------     -----------
                  Total Shareholders' Equity ...................................          4,199.3         3,484.3
                                                                                      -----------     -----------
                                                                                      $  13,369.7     $  10,527.3
                                                                                      ===========     ===========



        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                 ---------------------------     ---------------------------
                                                     1998            1997           1998             1997
                                                 -----------     -----------     -----------     -----------
                                                                 (RESTATED)                      (RESTATED)
REVENUE:
   Automotive retail sales ................      $   3,172.6     $   1,490.7     $   5,516.0     $   2,528.4
   Automotive rental revenue ..............            864.8           739.5         1,640.5         1,380.8
   Solid waste services revenue ...........            335.9           283.7           636.7           546.9
                                                 -----------     -----------     -----------     -----------
                                                     4,373.3         2,513.9         7,793.2         4,456.1
EXPENSES:
   Cost of automotive retail sales ........          2,741.0         1,330.6         4,767.1         2,246.2
   Cost of automotive rental
     operations ...........................            664.7           561.6         1,270.1         1,075.2
   Cost of solid waste operations .........            231.7           210.8           441.4           401.1
   Selling, general and administrative ....            525.2           304.6           979.8           577.5
   Restructuring and other charges ........             --              94.1            --              94.1
                                                 -----------     -----------     -----------     -----------
OPERATING INCOME ..........................            210.7            12.2           334.8            62.0
INTEREST INCOME ...........................              2.3             4.2             3.3            11.8
INTEREST EXPENSE ..........................            (11.3)           (6.2)          (14.0)          (10.6)
OTHER INCOME (EXPENSE), NET ...............             (2.6)          101.4            (4.6)          105.1
                                                 -----------     -----------     -----------     -----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .....................            199.1           111.6           319.5           168.3
PROVISION FOR INCOME TAXES ................             71.7            40.7           115.0            61.4
                                                 -----------     -----------     -----------     -----------
INCOME FROM CONTINUING OPERATIONS .........            127.4            70.9           204.5           106.9
DISCONTINUED OPERATIONS:
Income from discontinued operations,
   net of income taxes ....................             --               3.6              --             6.3
                                                 -----------     -----------     -----------     -----------
NET INCOME ................................      $     127.4     $      74.5     $     204.5     $     113.2
                                                 ===========     ===========     ===========     ===========
BASIC EARNINGS PER SHARE:
      Continuing operations ...............      $       .28     $       .18     $       .46     $       .28
      Discontinued operations .............               --             .01              --             .02
                                                 -----------     -----------     -----------     -----------
      Net income ..........................      $       .28     $       .19     $       .46     $       .30
                                                 ===========     ===========     ===========     ===========
DILUTED EARNINGS PER SHARE:
      Continuing operations ...............      $       .27     $       .17     $       .44     $       .25
      Discontinued operations .............               --             .01              --             .02
                                                 -----------     -----------     -----------     -----------
      Net income ..........................      $       .27     $       .18     $       .44     $       .27
                                                 ===========     ===========     ===========     ===========






        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                          ADDITIONAL               CUMULATIVE
                                                               COMMON      PAID-IN      RETAINED   TRANSLATION
                                                                STOCK      CAPITAL      EARNINGS   ADJUSTMENT
                                                                ------    ----------    --------   -----------

BALANCE AT DECEMBER 31, 1997 .............................      $  4.3    $  3,051.5    $  431.4     $ (2.9)
   Stock issued in acquisitions ..........................          .3         499.4          --         --
   Exercise of stock options and
     warrants ............................................          --          10.4          --         --
   Foreign currency translation
     adjustments .........................................          --            --          --         .4
   Net income ............................................          --            --       204.5         --
                                                                ------    ----------    --------     ------
BALANCE AT JUNE 30, 1998 .................................      $  4.6    $  3,561.3    $  635.9     $ (2.5)
                                                                ======    ==========    ========     ======



         The accompanying notes are an integral part of this statement.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 -----------     ----------
                                                                                    1998             1997
                                                                                 -----------     ----------
                                                                                                 (RESTATED)
CASH USED IN OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS:
   Net income .............................................................      $     204.5     $    113.2
Adjustments to reconcile net income to net cash
   used in operating activities:
      Restructuring and other charges .....................................             --             94.1
      Depreciation of revenue earning vehicles ............................            421.1          375.5
      Depreciation and amortization .......................................            122.1           78.4
      Gain on sale of marketable securities ...............................             --           (102.3)
      Income from discontinued operations, net of
         income taxes .....................................................             --             (6.3)
      Purchases of revenue earning vehicles ...............................         (4,120.7)      (3,220.6)
      Sales of revenue earning vehicles ...................................          2,843.9        1,882.1
      Changes in assets and liabilities, net of effects from business combinations:
            Receivables ...................................................           (250.0)          57.3
            Inventory .....................................................            118.8          (58.4)
            Other assets ..................................................            (21.1)          81.3
            Accounts payable and accrued liabilities ......................             28.1         (111.6)
            Other liabilities .............................................            (36.8)          75.6
                                                                                 -----------     ----------
                                                                                      (690.1)        (741.7)
                                                                                 -----------     ----------

CASH USED IN DISCONTINUED OPERATIONS ......................................             --            (37.1)
                                                                                 -----------     ----------

CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment ....................................           (261.8)        (254.0)
   Purchase of marketable securities ......................................             --           (300.0)
   Sale of marketable securities ..........................................             --            402.3
   Cash used in business acquisitions, net of
      cash acquired .......................................................           (365.1)         (36.4)
   Other ..................................................................              1.9          (50.1)
                                                                                 -----------     ----------
                                                                                      (625.0)        (238.2)
                                                                                 -----------     ----------
CASH PROVIDED BY FINANCING ACTIVITIES:
   Payments of revenue earning vehicle financing ..........................        (20,750.9)      (7,493.7)
   Proceeds from revenue earning vehicle financing ........................         21,581.8        8,325.6
   Payments of notes payable and long-term debt ...........................           (229.3)        (670.2)
   Proceeds from notes payable and long-term debt .........................             12.1          346.1
   Net proceeds (payments) from revolving credit
      and vehicle inventory financing facilities ..........................            776.3         (219.7)
   Sale of common stock ...................................................             --            552.7
   Other ..................................................................             11.0          (18.0)
                                                                                 -----------     ----------
                                                                                     1,401.0          822.8
                                                                                 -----------     ----------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS ...........................             85.9         (194.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................            148.0          364.4
                                                                                 -----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................      $     233.9     $    170.2
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

         Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The accompanying Statements of Operations and Cash Flows for the three and/or six months ended June 30, 1997 have been restated from amounts previously reported on Form 10-Q for certain 1997 business combinations accounted for under the pooling of interests method of accounting.

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

         In May 1998, the Company announced its intention to separate the Company's solid waste subsidiary, Republic Services, Inc. ("RSG") from the Company (the "Separation"). In July 1998, RSG completed an initial public offering of approximately 36.1% of its outstanding common stock resulting in net proceeds of approximately $1.4 billion. The Company intends to distribute its remaining shares of common stock in RSG as of the distribution date to the Company's shareholders in 1999, subject to certain conditions and consents (the "Distribution"). The Company and RSG have entered into certain agreements providing for the Separation and governing various interim and ongoing relationships between the companies. The Distribution is contingent, in part, on the Company obtaining a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution will qualify as a tax free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to the Company.

         In October 1997, the Company sold its electronic security services division. Accordingly, operating results of the electronic security services segment for the period prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Revenue of the discontinued operations was $28.0 million and $54.6 million for the three and six months ended June 30, 1997, respectively.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2. BUSINESS COMBINATIONS

         Businesses acquired through June 30, 1998 and accounted for under the purchase method of accounting are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

         During the six months ended June 30, 1998, the Company acquired various businesses in the automotive retail and solid waste services industries. The Company issued an aggregate of approximately 19.9 million shares of its common stock, par value $.01 per share ("Common Stock") and paid approximately $368.0 million of cash for automotive retail acquisitions accounted for under the purchase method of accounting. The Company issued an aggregate of 3.4 million shares of Common Stock and paid approximately $60.3 million of cash for solid waste acquisitions accounted for under the purchase method of accounting.

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting during the six months ended June 30, 1997) consummated during the six months ended June 30:

                                                         1998         1997
                                                       --------     --------
Property and equipment .............................   $  267.7     $  414.4
Intangible assets ..................................      864.2        601.2
Working capital ....................................      456.9         57.6
Debt assumed .......................................     (711.9)      (414.1)
Other liabilities, net .............................      (12.1)       (21.3)
Common stock issued ................................     (499.7)      (601.4)
                                                       --------     --------
Cash used in acquisitions, net of cash acquired ....   $  365.1     $   36.4
                                                       ========     ========



         The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions accounted for under the purchase method of accounting, had occurred as of the beginning of each period presented are as follows:

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                   --------------------------
                                                      1998            1997
                                                   -----------    -----------
Revenue .......................................    $   8,231.7    $   7,056.1
Income from continuing operations .............    $     207.7    $     118.5
Diluted earnings per share from continuing
  operations ..................................    $       .44    $       .27

         The unaudited pro forma consolidated results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts are as follows:

                                                 JUNE 30,     DECEMBER 31,
                                                   1998           1997
                                                ----------    -----------
Automotive retail receivables ............      $    730.0     $    236.8
Trade ....................................           344.0          324.8
Vehicle ..................................           230.6          357.6
Other ....................................           119.8          109.0
                                                ----------     ----------
                                                   1,424.4        1,028.2
Less: allowance for doubtful accounts ....           (65.6)         (50.9)
                                                ----------     ----------
                                                $  1,358.8     $    977.3
                                                ==========     ==========

4. REVENUE EARNING VEHICLES

         Revenue earning vehicles consist of the following:

                                                 JUNE 30,      DECEMBER 31,
                                                   1998           1997
                                                 ----------    -----------
Revenue earning vehicles ..................      $  5,535.0     $  4,980.1
Less: accumulated depreciation ............          (462.5)        (513.6)
                                                 ----------     ----------
                                                 $  5,072.5     $  4,466.5
                                                 ==========     ==========


5. INVENTORY

         Inventory consists of the following:

                                                  JUNE 30,     DECEMBER 31,
                                                   1998            1997
                                                ----------     ----------

New vehicles ..............................      $    951.6    $    642.7
Used vehicles .............................           407.9         377.4
Parts, accessories and other ..............           158.9          74.7
                                                 ----------    ----------
                                                 $  1,518.4    $  1,094.8
                                                 ==========    ==========


6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                       1998           1997
                                                    ----------     ----------

Land, landfills and improvements ...............    $  1,069.7     $    895.0
Furniture, fixtures and equipment ..............       1,115.8          968.7
Buildings and improvements .....................       1,040.6          878.6
                                                    ----------     ----------
                                                       3,226.1        2,742.3
Less: accumulated depreciation and depletion ...        (692.0)        (645.4)
                                                    ----------     ----------
                                                    $  2,534.1     $  2,096.9
                                                    ==========     ==========

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


7. INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets acquired is amortized over 40 years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years.

         Accumulated amortization of intangible assets at June 30, 1998 and December 31, 1997 was $119.3 million and $89.6 million, respectively.


8. REVENUE EARNING VEHICLE DEBT

         Revenue earning vehicle debt consists of the following:

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                         1998            1997
                                                                                      ----------     ----------
Amounts under various commercial paper programs secured by eligible vehicle collateral; interest based on market-dictated commercial
  paper rates ..................................................................      $  3,772.7     $  2,919.4
Amounts under various medium-term note programs
  secured by eligible vehicle collateral:
    Fixed rate component; maturities through 2003 ..............................           655.9          736.3
    Floating rate component based on a spread over
      3 month LIBOR; maturities through 2001 ...................................           143.7          166.5
Other financings secured by eligible vehicle
  collateral; interest at LIBOR based rates ....................................           179.3          349.9
                                                                                      ----------     ----------
                                                                                         4,751.6        4,172.1
Less: long-term portion ........................................................        (2,284.8)      (1,962.7)
                                                                                      ----------     ----------
                                                                                      $  2,466.8     $  2,209.4
                                                                                      ==========     ==========


         In June 1998, the Company increased its commercial paper program from $3.35 billion to $3.85 billion through October 1998 to fund revenue earning vehicle purchases during the peak summer season of the Company's automotive rental operations.


9. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                         1998          1997
                                                     ----------    -----------
Revolving credit facility; interest payable
    using LIBOR based rates; unsecured;
    matures 2002 ................................    $    775.0     $  250.0
Vehicle inventory credit facilities; secured
    by the Company's vehicle inventory ..........       1,209.1        472.5
Other notes; maturities through 2009 ............         185.2        180.4
                                                     ----------     --------
                                                        2,169.3        902.9
Less:  long-term portion ........................        (901.7)      (370.9)
                                                     ----------     --------
                                                     $  1,267.6     $  532.0
                                                     ==========     ========


                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         In July 1998, the Company's solid waste subsidiary, RSG, entered into a $1.0 billion unsecured revolving credit facility (the "RSG Credit Facility") with a group of banks. $500.0 million of the RSG Credit Facility has a term of 364 days and the remaining $500.0 million has a term of 5 years. Borrowings under the RSG Credit Facility bear interest at LIBOR based interest rates.


10. RESTRUCTURING AND OTHER CHARGES

         During the three months ended June 30, 1997, the Company recorded restructuring and other charges related to the Company's automotive rental operations totaling approximately $94.1 million. The primary components of this charge were as follows: $32.0 million related to elimination of redundant information systems; $18.0 million related to fleet consolidation; and $44.1 million related to closure or sale of duplicate rental facilities and merger and other non-recurring expenses. Through June 30, 1998, the Company spent approximately $36.8 million related to integration and other activities and has recorded $27.7 million of these charges against certain assets. At June 30, 1998, $29.6 million remained in accrued liabilities related to these charges.


11. COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                 --------    -------     --------    --------
                                                    1998       1997         1998        1997
                                                 --------    -------     --------    --------
Net income ................................      $  127.4    $  74.5     $  204.5    $  113.2
Unrealized gain on marketable
    securities, net of income taxes .......          --         21.3         --          65.0
Reclassification of realized gain on
    sale of marketable securities, net
    of income taxes .......................          --        (65.0)        --         (65.0)
Foreign currency translation
    adjustments, net of income taxes ......           1.3        (.4)          .4        (3.2)
                                                 --------    -------     --------    --------

Comprehensive income ......................      $  128.7    $  30.4     $  204.9    $  110.0
                                                 ========    =======     ========    ========



12. INCOME TAXES

         Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


13. STOCK OPTIONS AND WARRANTS

         The Company has various stock option plans under which shares of Common Stock are granted to employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period on the yearly anniversary of the grant date.


         A summary of stock option and warrant transactions for the six months ended June 30, 1998 is as follows:

                                                                            WEIGHTED-
                                                                            AVERAGE
                                                                            EXERCISE
                                                                SHARES       PRICE
                                                               -------     ---------
Options and warrants outstanding at beginning of year ....        48.1     $   15.67
Granted ..................................................        14.4         22.33
Exercised ................................................        (1.8)         6.42
Canceled .................................................         (.7)        26.63
                                                               -------
Options and warrants outstanding at June 30, 1998 ........        60.0         17.41
                                                               =======
Options and warrants exercisable at June 30, 1998 ........        29.6         11.17
Options available for future grants at June 30, 1998 .....        30.4           N/A



14. EARNINGS PER SHARE

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

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                              -------------------     -------------------
                                                1998       1997        1998        1997
                                              -------     -------     -------     -------

Weighted average shares outstanding
  used in calculating basic
  earnings per share ...................        454.7       392.8       447.4       386.1
Gross common equivalent shares .........         46.4        47.5        47.3        62.2
Weighted average treasury
  shares purchased .....................        (26.6)      (15.1)      (26.5)      (23.5)
Effect of using weighted average
  common equivalent shares
  outstanding ..........................          (.6)       (1.7)       (2.2)       (5.5)
                                              -------     -------     -------     -------
Weighted average common and common
  equivalent shares used in
  calculating diluted earnings per
  share ................................        473.9       423.5       466.0       419.3
                                              =======     =======     =======     =======


                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


15. LEGAL MATTERS

         By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, ("CarMax") accused the Company's wholly-owned subsidiary, AutoNation USA of infringing CarMax's trademark rights by using the marks AutoNation USA(SM) and "The Better Way to Buy a Car(SM)." AutoNation USA denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation USA seeking damages and an order enjoining AutoNation USA from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." The case is in the court's October 1998 trial calendar. Although it is impossible to predict the outcome of this litigation, the Company believes that AutoNation USA has a valid basis for its complaint and that CarMax's allegations and counterclaims are without merit.

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

         In May 1998, the Company announced its intention to separate the Company's solid waste subsidiary, Republic Services, Inc. ("RSG"), from the Company (the "Separation"). In July 1998, RSG completed an initial public offering (the "Initial Public Offering") of approximately 36.1% of its outstanding common stock resulting in net proceeds of approximately $1.4 billion. Such proceeds will be used to finance the growth of the Company's automotive retail and rental operations and, in the short term, to repay outstanding debt under the Company's revolving credit facility. The Company intends to distribute its remaining shares of common stock in RSG as of the distribution date to the Company's shareholders in 1999, subject to certain conditions and consents (the "Distribution"). The Company and RSG have entered into certain agreements providing for the Separation and governing various interim and ongoing relationships between the companies. The Distribution is contingent, in part, on the Company obtaining a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution will qualify as a tax free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to the Company.

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

         Businesses acquired through June 30, 1998 and accounted for under the purchase method of accounting are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

         During the six months ended June 30, 1998, the Company acquired various businesses in the automotive retail and solid waste services industries. The Company issued an aggregate of approximately 19.9 million shares of its common stock, par value $.01 per share ("Common Stock") and paid approximately $368.0 million of cash for automotive retail acquisitions accounted for under the purchase method of accounting. The Company issued an aggregate of 3.4 million shares of Common Stock and paid approximately $60.3 million of cash for solid waste acquisitions accounted for under the purchase method of accounting.

CONSOLIDATED RESULTS OF OPERATIONS

         The Company's consolidated revenue was $4.4 billion and $7.8 billion for the three and six months ended June 30, 1998, respectively, versus $2.5 billion and $4.5 billion for the comparable 1997 periods. Consolidated operating income was $210.7 million and $334.8 million for the three and six months ended June 30, 1998, respectively, versus $12.2 million and $62.0 million for the comparable 1997 periods. Net income was $127.4 million and $204.5 million for the three and six months ended June 30, 1998, respectively, versus $74.5 million and $113.2 million for the comparable 1997 periods. Diluted earnings per share from continuing operations was $.27 and $.44 for the three and six months ended June 30, 1998, respectively, versus $.17 and $.25 for the comparable 1997 periods. The operating results for each of the Company's business segments are discussed below.


BUSINESS SEGMENT INFORMATION

         The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue for each of the Company's business segments for the periods indicated (in millions):

                                      THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                          ------------------------------------------------   ------------------------------------------------
                              1998        %           1997           %          1998            %         1997          %
                          ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------

Revenue:
  Automotive retail ..    $  3,172.6         72.5  $  1,490.7         59.3   $  5,516.0         70.8  $  2,528.4         56.7
  Automotive rental ..         864.8         19.8       739.5         29.4      1,640.5         21.0     1,380.8         31.0
  Solid waste
    services .........         335.9          7.7       283.7         11.3        636.7          8.2       546.9         12.3
                          ----------   ----------  ----------   ----------   ----------   ----------  ----------   ----------
                             4,373.3        100.0     2,513.9        100.0      7,793.2        100.0     4,456.1        100.0

Cost of Operations:
  Automotive retail ..       2,741.0         86.4     1,330.6         89.3      4,767.1         86.4     2,246.2         88.8
  Automotive rental ..         664.7         76.9       561.6         75.9      1,270.1         77.4     1,075.2         77.9
  Solid waste
    services .........         231.7         69.0       210.8         74.3        441.4         69.3       401.1         73.3
                          ----------               ----------                ----------               ----------
                             3,637.4                  2,103.0                   6,478.6                  3,722.5

Selling, General and
  Administrative:
  Automotive retail ..         327.4         10.3       143.1          9.6        588.3         10.7       252.0         10.0
  Automotive rental ..         155.0         17.9       131.4         17.8        306.2         18.7       259.4         18.8
  Solid waste
    services .........          29.8          8.9        23.3          8.2         58.1          9.1        53.1          9.7
  Corporate expenses .          13.0           --         6.8           --         27.2           --        13.0           --
                          ----------               ----------                ----------               ----------
                               525.2                    304.6                     979.8                    577.5

Restructuring and
  Other Charges:
  Automotive rental ..            --           --        94.1         12.7           --           --        94.1          6.8

Operating Income:
  Automotive retail ..         104.2          3.3        17.0          1.1        160.6          2.9        30.2          1.2
  Automotive rental ..          45.1          5.2       (47.6)        (6.4)        64.2          3.9       (47.9)        (3.5)
  Solid waste
    services .........          74.4         22.1        49.6         17.5        137.2         21.6        92.7         17.0
  Corporate expenses .         (13.0)          --        (6.8)          --        (27.2)          --       (13.0)          --
                          ----------               ----------                ----------               ----------
                          $    210.7               $     12.2                $    334.8               $     62.0
                          ==========               ==========                ==========               ==========


AUTOMOTIVE RETAIL

         Automotive retail revenue was $3.2 billion for the three months ended June 30, 1998 versus $1.5 billion for the comparable 1997 period, an increase of 113%. Acquisitions accounted for 99% of the increase, new AutoNation USA megastores accounted for 10% of the increase and volume and pricing accounted for 4% of the increase. Automotive retail revenue was $5.5 billion for the six months ended June 30, 1998 versus $2.5 billion for the comparable 1997 period, an increase of 118%. Acquisitions accounted for 101% of the increase, new AutoNation USA megastores accounted for 11% of the increase and volume and pricing accounted for 6% of the increase.

         Cost of automotive retail operations was $2.7 billion and $4.8 billion for the three and six months ended June 30, 1998, respectively, versus $1.3 billion and $2.2 billion for the comparable 1997 periods. The increases in aggregate dollars are due primarily to acquisitions. Cost of automotive retail operations as a percentage of automotive retail revenue was 86.4% for the three and six months ended June 30, 1998 versus 89.3% and 88.8% for the comparable 1997 periods. The decreases in such costs as percentages of automotive retail revenue are primarily due to product mix as well as reduced inventory costs.

         Selling, general and administrative expenses were $327.4 million and $588.3 million for the three and six months ended June 30, 1998, respectively, versus $143.1 million and $252.0 million for the comparable 1997 periods. Selling, general and administrative expenses as a percentage of automotive retail revenue were 10.3% and 10.7% for the three and six months ended June 30, 1998, respectively, versus 9.6% and 10.0% for the comparable 1997 periods. The increases in aggregate dollars are primarily from acquisitions.

AUTOMOTIVE RENTAL

         Automotive rental revenue was $864.8 million and $739.5 million for the three months ended June 30, 1998 and 1997, respectively, an increase of 17%. Acquisitions accounted for 16% of the increase and price accounted for the remainder of the increase. Automotive rental revenue was $1.6 billion and $1.4 billion for the six months ended June 30, 1998 and 1997, respectively, an increase of 19%. Acquisitions accounted for 18% of the increase and price accounted for the remainder of the increase.

         Cost of automotive rental operations was $664.7 million and $1.3 billion for the three and six months ended June 30, 1998, respectively, versus $561.6 million and $1.1 billion for the comparable 1997 periods. The increases in aggregate dollars are due to acquisitions and costs associated with maintaining a larger fleet. Cost of automotive rental operations as a percentage of automotive rental revenue was 76.9% and 77.4% for the three and six months ended June 30, 1998 versus 75.9% and 77.9% for the comparable 1997 periods. The increase in such costs as a percentage of revenue for the three months ended June 30, 1998 versus the comparable 1997 period is due to lower fleet utilization primarily in the leisure segment. The decrease in such costs as a percentage of automotive rental revenue for the six months ended June 30, 1998 versus the comparable 1997 period is primarily a result of rental rate increases offset by lower fleet utilization. The Company expects the trend of lower fleet utilization experienced in the second quarter of 1998 to continue in the third quarter.

         Selling, general and administrative expenses were $155.0 million and $306.2 million for the three and six months ended June 30, 1998, respectively, versus $131.4 million and $259.4 million for the comparable 1997 periods. Selling, general and administrative expenses were 17.9% and 18.7% for the three and six months ended June 30, 1998 versus 17.8% and 18.8% for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions.

         During the three months ended June 30, 1997, the Company recorded restructuring and other charges related to the Company's automotive rental operations totaling approximately $94.1 million. The primary components of this charge were as follows: $32.0 million related to elimination of redundant information systems; $18.0 million related to fleet consolidation; and $44.1 million related to closure or sale of duplicate rental facilities and merger and other non-recurring expenses. Through June 30, 1998, the Company spent approximately $36.8 million related to integration and other activities and has recorded $27.7 million of these charges against certain assets. At June 30, 1998, $29.6 million remained in accrued liabilities related to these charges.

SOLID WASTE SERVICES

         Solid waste services revenue was $335.9 million and $283.7 million for the three months ended June 30, 1998 and 1997, respectively, an increase of 18%. Acquisitions accounted for 8% of the increase, price and primarily volume accounted for 5% of the increase and "tuck-in" acquisitions accounted for 5% of the increase. Solid waste services revenue was $636.7 million and $546.9 million for the six months ended June 30, 1998 and 1997, respectively, an increase of 16%. Acquisitions accounted for 6% of the increase, price and primarily volume accounted for 5% of the increase and "tuck-in" acquisitions accounted for 5% of the increase.

         Cost of solid waste services operations was $231.7 million and $441.4 million for the three and six months ended June 30, 1998, respectively, versus $210.8 million and $401.1 million for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions. Cost of solid waste services operations as a percentage of solid waste services revenue was 69.0% and 69.3% for the three and six months ended June 30, 1998, respectively, versus 74.3% and 73.3% for the comparable 1997 periods. The decreases in such costs as percentages of solid waste services revenue are primarily a result of improved operating efficiencies.

         Selling, general and administrative expenses were $29.8 million and $58.1 million for the three and six months ended June 30, 1998, respectively, versus $23.3 million and $53.1 million for the comparable 1997 periods. Selling, general and administrative expenses as a percentage of solid waste services revenue were 8.9% and 9.1% for the three and six months ended June 30, 1998, respectively, versus 8.2% and 9.7% for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions.

CORPORATE

         Corporate expenses were $13.0 million and $27.2 million for the three and six months ended June 30, 1998, respectively, versus $6.8 million and $13.0 million for the comparable 1997 periods. Such increases are a result of the overall growth experienced by the Company.

INTEREST INCOME

         Interest income was $2.3 million and $3.3 million for the three and six months ended June 30, 1998, respectively, versus $4.2 million and $11.8 million for the comparable 1997 periods. Such decreases are primarily due to lower cash balances on hand during the periods.

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facility for acquisitions. Interest expense was $11.3 million and $14.0 million for the three and six months ended June 30, 1998, respectively, versus $6.2 million and $10.6 million for the comparable 1997 periods. Such increases are primarily due to borrowings for acquisitions. Interest expense related to revenue earning vehicle financing and vehicle inventory financing is included in cost of operations for automotive rental and automotive retail, respectively.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net for the three months ended June 30, 1997 includes a $102.3 million pre-tax gain from the May 1997 sale of the Company's
15.0 million shares of ADT Limited common stock, net of fees and expenses.

INCOME TAXES

         The provision for income taxes was $71.7 million and $115.0 million for the three and six months ended June 30, 1998, respectively, versus $40.7 million and $61.4 million for the comparable 1997 periods. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

         Following the Initial Public Offering, RSG will no longer be included in the Company's consolidated federal income tax return.

FINANCIAL CONDITION

         At June 30, 1998, the Company had $233.9 million in cash and approximately $163.3 million of availability under its $1.0 billion unsecured revolving credit facility which may be used for general corporate purposes.

         As previously discussed, in July 1998 the Company's solid waste subsidiary, RSG, completed the Initial Public Offering resulting in net proceeds of approximately $1.4 billion. Proceeds from the offering were partially used to repay in full amounts outstanding under the Company's revolving credit facility. Following the Initial Public Offering, RSG will be financed autonomously. Accordingly, RSG's operating cash flow will be retained by RSG and will no longer be commingled with the Company's cash flow from its automotive operations. In addition, borrowings under the Company's $1.0 billion revolving credit facility will no longer be used to finance RSG's working capital requirements or acquisitions. In July 1998, RSG entered into a $1.0 billion unsecured revolving credit facility (the "RSG Credit Facility") with a group of banks to finance its working capital requirements and future acquisitions. $500.0 million of the RSG Credit Facility has a term of 364 days and the remaining $500.0 million has a term of 5 years. Borrowings under the RSG Credit Facility bear interest at LIBOR based interest rates.

         The Company finances vehicle purchases for its domestic automotive rental operations through a $3.35 billion program comprised of a $2.3 billion commercial paper program and three commercial paper conduit facilities totaling $1.05 billion. In June 1998, the Company increased the commercial paper conduit facilities by $500.0 million through October 1998 to fund revenue earning vehicle purchases during the peak summer season of the Company's automotive rental operations. Borrowings under this program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. As of June 30, 1998, the Company had approximately $110.2 million of availability under this program. The Company expects to continue to fund its revenue earning vehicle purchases with secured vehicle financings.

         The Company has vehicle inventory financing and other credit facilities to fund its automotive retail operations. In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $401.8 million at June 30, 1998.

         The Company believes that it has sufficient financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents increased by $85.9 million and decreased by $194.2 million during the six months ended June 30, 1998 and 1997, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash used in operating activities was $690.1 million and $741.7 million during the six months ended June 30, 1998 and 1997, respectively. As previously discussed, the Company finances its revenue earning vehicle purchases with secured vehicle financings. Excluding purchases of revenue earning vehicles (net of sales) of $1,276.8 million and $1,338.5 million during the six months ended June 30, 1998 and 1997, respectively, the Company generated positive operating cash flow of $586.7 million and $596.8 million during the six months ended June 30, 1998 and 1997, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for capital additions, business acquisitions and other transactions as further described below.

         Capital additions were $261.8 million and $254.0 million during the six months ended June 30, 1998 and 1997, respectively.

         Cash used in business acquisitions was $365.1 million and $36.4 million for the six months ended June 30, 1998 and 1997, respectively. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, "Business Combinations" of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of businesses acquired.

         In March 1997, the Company exercised its warrant to acquire 15.0 million common shares of ADT Limited for $20 per share. In May 1997, the Company sold the 15.0 million ADT Limited common shares for $27.50 per share to certain institutional investors.

         The Company expects capital expenditures and cash used in business acquisitions to increase during the remainder of 1998 and in the foreseeable future due to expansion of the Company's existing businesses. The Company intends to finance capital expenditures through cash on hand, revolving credit facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash provided by financing activities during the six months ended June 30, 1998 and 1997 resulted from revenue earning vehicle financings, commercial bank borrowings, repayments of debt and, in 1997, the sale of Common Stock in a private placement transaction.

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

YEAR 2000 SYSTEMS COSTS

         The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000 ("Year 2000"). The Company is in the process of evaluating the full scope and related costs to ensure that the Company's systems continue to meet its internal needs and those of its customers. Anticipated costs for system modifications will be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5, therefore adoption of this statement will not impact the Company's consolidated financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively. The Company will adopt SFAS 133 beginning January 1, 2000. The Company has not yet quantified the impact of adopting SFAS 133 on the Company's consolidated financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

FORWARD-LOOKING STATEMENTS

         Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the dependence on vehicle manufacturers to approve dealership acquisitions and the restrictions imposed by vehicle manufacturers on dealership acquisitions and operations; the possibility of unfavorable changes to the cost or financing of the Company's vehicle rental fleet or continued lower fleet utilization; the Company's dependence on key personnel; and other factors contained in the Company's filing with the Securities and Exchange Commission.

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

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 1997 included under Item 7A of the Company's most recent Annual Report on Form 10-K. At June 30, 1998, notional principal amounts related to interest rate swaps (variable to fixed rate) were $2.8 billion maturing as follows: $250.0 million in the remainder of 1998; $650.0 million in 1999; $1.0 billion in 2000; $250.0 million in 2001; $150.0 million in 2002; and
$500.0 million in 2003. As of June 30, 1998, the weighted average fixed rate payment on variable to fixed rate swaps was 5.87%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate ($2.7 billion notional principal amount) and LIBOR ($100.0 million notional principal amount). Including the Company's variable to fixed interest rate swaps, the Company's ratio of fixed interest rate debt to total debt outstanding was 50% as of June 30, 1998.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         (c) Sales of Unregistered Shares:

         All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         From time to time throughout the three months ended June 30, 1998, the Company issued an aggregate of 992,000 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $1.68 to $3.50.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 1998 Annual Meeting of Stockholders on May 20, 1998, the stockholders of the Company voted upon and elected the following directors and approved and adopted the following proposals:

         (A)  DIRECTOR NOMINEE          VOTES CAST FOR      VOTES WITHHELD
              ----------------          --------------      --------------
              H. Wayne Huizenga          384,315,708           1,701,371
              Steven R. Berrard          383,911,983           2,105,096
              Harris W. Hudson           384,322,349           1,694,730
              Robert J. Brown            384,310,696           1,706,383
              J.P. Bryan                 384,674,030           1,343,049
              Rick L. Burdick            371,951,074          14,066,005
              Michael G. DeGroote        384,318,595           1,698,484
              George D. Johnson, Jr.     384,316,778           1,700,301
              John J. Melk               384,314,685           1,702,398

         (B) To approve an amendment to the Company's Amended and Restated 1995 Employee Stock Option Plan (378,979,323 votes were cast for this matter, 6,334,635 votes were cast against this matter and there were 703,121 abstentions and broker non-votes).

         (C) To approve and adopt the Company's 1998 Employee Stock Option Plan (256,256,239 votes were cast for this matter, 78,925,210 votes were cast against this matter and there were 50,835,630 abstentions and broker non-votes).


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

              Exhibit
               Number                      Description
              -------                      -----------
                10.1 Separation and Distribution Agreement dated as of June 30, 1998 By and Between Republic Industries, Inc. and Republic Services, Inc.

                27.1 Financial Data Schedule for the Six Months Ended June 30, 1998 (for SEC use only)

                27.2 Financial Data Schedule for the Six Months Ended June 30, 1997 (Restated) (for SEC use only)

         (b) Reports on Form 8-K:

               Form 8-K, dated May 13, 1998, Item 5, reporting: (a) the Registrant's intent to separate its solid waste services division, Republic Services, Inc. ("Republic Services"), from the Registrant's other businesses and operations; (b) Republic Services' intent to complete an initial public offering of its Class A Common Stock; and (c) the Registrant's intent to distribute to its stockholders, subject to certain conditions, all of the Registrant's remaining shares of Republic Services in a tax free spin-off transaction in 1999.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Republic Industries, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REPUBLIC INDUSTRIES, INC.



                                          By: /s/ Mary E. Wood
                                             ------------------------------
                                             Mary E. Wood
                                             VICE PRESIDENT AND
                                             CORPORATE CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)

Date: August 12, 1998