Form 10-K405/A
period 1997-12-31
REPUBLIC INDUSTRIES INC
filed 1998-09-11
CIK 350698

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

================================================================================

                         EXPLANATORY NOTE TO FORM 10-K/A

The Registrant is filing on this Amendment No. 1 on Form 10-K/A:

         (i) audited consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997; and

         (ii) management's discussion and analysis of financial condition and results of operations for each of the periods described above, all of which have been restated for various businesses acquired in 1997 and 1996 accounted for under the pooling of interests method of accounting.

These acquisitions had been accounted for as immaterial pooling of interests transactions for which prior periods were not restated in the Registrant's 1997 Annual Report on Form 10-K. The restatement resulted from a change in the Registrant's evaluation of the aggregate impact of individually immaterial pooling of interests transactions on the Registrant's prior period financial statements.

The financial statements and related financial disclosures being filed herewith were previously filed by the Registrant on Form 8-K dated July 22, 1998, as amended by Amendment No. 1 on Form 8-K/A filed on September 11, 1998.

The Items of Form 10-K affected by this Amendment No. 1 on Form 10-K/A are as follows:

Part II  - Item 6.  Selected Financial Data
Part II  - Item 7.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
Part II  - Item 8.  Financial Statements and Supplementary Data
Part IV - Item 14.  Exhibits, Financial Statement Schedules and Report on
                    Form 8-K



Page numbers for the amended Items set forth in this Form 10-K/A correspond to the page numbering of the same Items in the original Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Company's Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                                    (Restated)   (Restated)   (Restated)   (Restated)
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenue..............................  $ 10,305.6   $  6,586.4   $  5,159.5   $  3,923.0   $  3,151.2
Income from continuing
  operations before extraordinary
  charge.............................       200.2         16.5         54.8         59.0         44.1
Net income (loss)....................       439.7         (6.7)        34.6         57.6         18.5
Basic earnings (loss) per share:
  Continuing operations..............         .50          .05          .21          .28          .21
  Discontinued operations............         .59          .03         (.08)        (.01)        (.12)
  Extraordinary charge...............          --         (.10)          --           --           --
  Net income (loss)..................        1.09         (.02)         .13          .27          .09
Diluted earnings (loss) per share:
  Continuing operations..............         .46          .05          .21          .28          .21
  Discontinued operations............         .56          .02         (.08)        (.01)        (.12)
  Extraordinary charge...............          --         (.09)          --           --           --
  Net income (loss)..................        1.02         (.02)         .13          .27          .09
Total assets.........................    10,527.3      6,908.5      5,549.8      3,593.8      3,084.7
Revenue earning vehicle debt.........     4,172.1      3,380.4      2,961.2      1,829.2      1,509.1
Long-term debt, net of current
  maturities.........................       370.9        434.8        375.9        344.3        305.0
Shareholders' equity.................     3,484.3      1,419.9        789.0        427.4        359.8

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Republic Industries, Inc. (the "Company") which are included elsewhere herein. The historical financial statements of the Company have been restated to include the financial position and results of operations of various businesses acquired and accounted for under the pooling of interests method of accounting as if the companies had operated as one entity since inception. All references to historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock"), have been retroactively adjusted to reflect the two-for-one stock split that occurred in June 1996, which is more fully described in Note 6, Shareholders' Equity, of Notes to Consolidated Financial Statements.

     In October 1997, the Company sold its electronic security services division. Accordingly, the operating results and gain on disposition of the electronic security services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements.

     In July 1998, the Company's solid waste subsidiary, Republic Services, Inc. ("RSI") completed an initial public offering of approximately 36.1% of its outstanding common stock, resulting in net proceeds of approximately $1.4 billion. The Company intends to distribute its remaining interest in RSI to the Company's shareholders in 1999, subject to certain conditions and consents (the "Distribution"). The Distribution is contingent, in part, on the Company obtaining a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution will qualify as a tax free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to the Company.

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

     During the year ended December 31, 1997, the Company acquired various businesses in the automotive retail, automotive rental and solid waste services industries. The Company issued an aggregate of approximately 53.7 million shares of Common Stock and paid approximately $346.6 million of cash or notes in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 83.5 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. Included in the shares of Common Stock issued for acquisitions accounted for under the pooling of interests method of accounting are approximately .3 million shares issued for acquisitions which were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     During the year ended December 31, 1996, the Company acquired various businesses in the automotive retail, automotive rental, solid waste services and electronic security services industries. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid approximately $52.1 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 71.4 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. Included in the shares of Common Stock issued for acquisitions accounted for under the pooling of interests method of accounting are approximately 1.1 million shares issued for acquisitions which were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

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

     Subsequent to December 31, 1997, the Company acquired various businesses in the automotive retail and solid waste services industries for an aggregate purchase price of approximately $901.5 million consisting of cash and/or shares of Common Stock. These acquisitions will be accounted for under the purchase method of accounting.

     See Note 2, Business Combinations, of Notes to Consolidated Financial Statements, for further discussion of business combinations.

CONSOLIDATED RESULTS OF OPERATIONS

  Overview

     The Company reported net income of $439.7 million or $1.02 per share on a diluted basis for the year ended December 31, 1997 as compared to a net loss of $6.7 million or $.02 per share in 1996 and net income of $34.6 million or $.13 per share in 1995. Operating results for the year ended December 31, 1997 include gains on the sale of the electronic security services division and the ADT Limited common stock which were partially offset by restructuring and other pre-tax charges as further described below. Operating results for the year ended December 31, 1996 also include restructuring and other pre-tax charges as well as an extraordinary charge, both of which are further described below.

     The diluted earnings per share effect of restructuring and other pre-tax charges and certain non-recurring gains (losses) on the Company's net income was to increase diluted earnings per share by $.32 from $.70 to $1.02 in 1997, and to decrease diluted earnings per share by $.33 in 1996 and $.12 in 1995.

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

     See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements, for further discussion of these transactions.

BUSINESS SEGMENT INFORMATION

     The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses, restructuring and other charges and operating income (loss) with percentages of the applicable segment revenue, for each of the Company's business segments for the years ended December 31 (in millions):

                                                                1997      %      1996      %      1995      %
                                                              --------   ---   --------   ---   --------   ---
                                                                                 (Restated)       (Restated)
Revenue:
  Automotive retail.........................................  $6,122.8    59   $2,933.7    45   $2,361.7    46
  Automotive rental.........................................   3,055.1    30    2,699.4    41    1,992.8    39
  Solid waste services......................................   1,127.7    11      953.3    14      805.0    15
                                                              --------   ---   --------   ---   --------   ---
                                                              10,305.6   100    6,586.4   100    5,159.5   100
                                                              --------         --------         --------
Cost of Operations:
  Automotive retail.........................................   5,459.0    89    2,611.3    89    2,068.4    87
  Automotive rental.........................................   2,377.0    78    2,167.2    80    1,613.9    81
  Solid waste services......................................     809.1    72      703.6    74      570.1    71
                                                              --------         --------         --------
                                                               8,645.1          5,482.1          4,252.4
                                                              --------         --------         --------
Selling, General and Administrative:
  Automotive retail.........................................     647.2    11      289.1    10      251.0    11
  Automotive rental.........................................     497.4    16      537.1    20      393.5    20
  Solid waste services......................................     107.1     9      126.9    13      133.4    17
  Corporate.................................................      30.1    --       21.7    --        4.3    --
                                                              --------         --------         --------
                                                               1,281.8            974.8            782.2
                                                              --------         --------         --------

                                                                1997      %      1996      %      1995      %
                                                              --------   ---   --------   ---   --------   ---
                                                                                 (Restated)       (Restated)
Restructuring and Other Charges:
  Automotive retail.........................................      85.0     1         --    --         --    --
  Automotive rental.........................................      94.1     3       23.5     1         --    --
  Solid waste services......................................        --    --        8.8     1        3.3    --
  Corporate.................................................        --    --        6.0    --         --    --
                                                              --------         --------         --------
                                                                 179.1             38.3              3.3
                                                              --------         --------         --------
Operating Income (Loss):
  Automotive retail.........................................     (68.4)   (1)      33.3     1       42.3     2
  Automotive rental.........................................      86.6     3      (28.4)   (1)     (14.6)   (1)
  Solid waste services......................................     211.5    19      114.0    12       98.2    12
  Corporate.................................................     (30.1)   --      (27.7)   --       (4.3)   --
                                                              --------         --------         --------
                                                              $  199.6         $   91.2         $  121.6
                                                              ========         ========         ========

AUTOMOTIVE RETAIL

     The Company's automotive retail business consists of the sale, lease and financing of new and used vehicles and related automotive services and products. The Company owns and operates franchised automotive dealerships and used vehicle megastores under the name AutoNation USA(SM). The Company has aggressively expanded its automotive retail operations through the acquisition of franchised automotive dealerships and currently plans to continue this expansion. The Company has established framework agreements with various manufacturers which allow the Company to acquire franchised automotive dealerships nationwide.

     Automotive retail revenue was $6.1 billion, $2.9 billion and $2.4 billion for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 over 1996 of $3.2 billion or 109% is a result of acquisitions (85%), volume (17%) and pricing (7%). The increase in 1996 over 1995 of $571.9 million or 24% is primarily a result of volume and acquisitions.

     Cost of automotive retail operations was $5.5 billion, $2.6 billion and $2.1 billion or, as percentages of automotive retail revenue, 89%, 89% and 87% for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in aggregate dollars are attributed to acquisitions and higher volume of vehicle sales during the periods. The 1996 increase in cost of operations as a percentage of revenue over 1995 is primarily due to changes in product mix and 1996 start-up costs associated with the initial development of the Company's used vehicle megastore operations.

     Selling, general and administrative expenses related to the Company's automotive retail operations were $647.2 million, $289.1 million and $251.0 million or, as percentages of automotive retail revenue, 11%, 10% and 11% for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in aggregate dollars primarily reflect the expansion of the Company's automotive retail operations.

     Operating income (loss) from the Company's automotive retail operations was $(68.4) million, $33.3 million and $42.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Excluding restructuring and other pre-tax charges in 1997 as previously discussed, operating income from the Company's automotive retail operations would have been $81.6 million or 1% of automotive retail revenue.

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

     Revenue from the Company's solid waste services operations was $1.1 billion, $953.3 million and $805.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 over 1996 of $174.4 million or 18% is a result of acquisitions (8%) as well as increases from volume (7%) and "tuck-in" acquisitions (3%). The increase in 1996 over 1995 of $148.3 million or 18% is a result of acquisitions (11%) as well as increases from volume (6%) and "tuck-in" acquisitions (1%).

     Cost of solid waste services operations was $809.1 million, $703.6 million and $570.1 million or, as a percentage of solid waste revenue, 72%, 74% and 71% for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in aggregate dollars are a result of the expansion of the Company's solid waste services operations through acquisitions and internal growth. The 1997 decrease in cost of solid waste services operations as a percentage of revenue is primarily a result of improvements in overall operating efficiency achieved through reductions in operating costs of acquired businesses. The 1996 increase in cost of solid waste services operations as a percentage of solid waste revenue is primarily a result of certain of the Company's acquired collection companies which had higher levels of operating costs than the Company's historical operations.

     Selling, general and administrative expenses related to the Company's solid waste services operations were $107.1 million, $126.9 million and $133.4 million or, as percentages of solid waste revenue, 9%, 13% and 17% for the years ended December 31, 1997, 1996 and 1995, respectively. The decreases in selling, general and administrative expenses in aggregate dollars and as percentages of revenue in each of the years are primarily due to the reduction of administrative expenses for acquired businesses and, in 1997, cost savings from centralizing administrative functions in certain regions.

     Operating income from the Company's solid waste services operations was $211.5 million, $114.0 million and $98.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Excluding restructuring and other charges, operating income from the Company's solid waste services operations would have been $122.8 million and $101.5 million in 1996 and 1995, respectively.

CORPORATE

     Excluding restructuring and other charges, corporate expenses were $30.1 million, $21.7 million and $4.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Such increases are a result of the overall growth experienced by the Company.

INTEREST INCOME

     Interest income was $18.2 million, $31.5 million and $22.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 versus 1996 is primarily a result of lower cash balances on hand during 1997. The increase in 1996 over 1995 is due to the increase in interest income from proceeds from sales of Common Stock. For further discussion of the sales of Common Stock, see Note 6, Shareholders' Equity, of Notes to Consolidated Financial Statements.

INTEREST EXPENSE

     Interest expense was incurred on general corporate debt and the debt assumed in acquisitions. Interest expense was $16.8 million, $48.4 million and $40.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 versus 1996 is primarily due to the repayment of debt. The increase in 1996 over 1995 is primarily due to higher average outstanding borrowings and debt assumed in acquisitions. Interest expense related to revenue earning vehicle financing and vehicle inventory financing is included in cost of automotive rental operations and cost of automotive retail sales, respectively, in the accompanying Consolidated Statements of Operations.

OTHER INCOME

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

INCOME TAXES

     The provision for income taxes was $115.2 million, $64.8 million and $60.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. The effective income tax rate was 36.5%, 79.7% and 52.6% for the years ended December 31, 1997, 1996 and 1995, respectively. The higher 1996 and 1995 effective income tax rates are primarily due to the Company providing valuation allowances on certain deferred tax assets and varying higher historical effective income tax rates of acquired businesses.

ENVIRONMENTAL AND LANDFILL MATTERS

     Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. At December 31, 1997, approximately $280.0 million of such costs are to be expensed over the remaining lives of these facilities. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the United States Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. The Company periodically reassesses such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of the Environmental Protection Agency's Subtitle D regulations and adjusts such accruals accordingly.

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

     The Company uses interest rate swap agreements to manage the impact of interest rate changes on the Company's variable rate revenue earning vehicle obligations. The amounts exchanged by the counterparties to interest rate swap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged, therefore, do not represent a measure of the Company's exposure as an end user of derivative financial instruments. At December 31, 1997, notional principal amounts related to interest rate swaps (variable to fixed rate) were $2.25 billion. As of December 31, 1997, the weighted average fixed rate payment on variable to fixed rate swaps was 5.93%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate ($2.2 billion notional principal amount) and LIBOR ($50.0 million notional principal amount). Including the Company's variable to fixed interest rate swaps, the Company's ratio of fixed interest rate debt to total debt outstanding was 60% as of December 31, 1997.

     The Company believes that it has sufficient operating cash flow and other financial resources necessary to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

     Cash and cash equivalents decreased by $216.4 million and $37.0 million during the years ended December 31, 1997 and 1996, respectively, and increased $314.1 million during the year ended December 31, 1995. The major components of these changes are discussed below.

  Cash Flows from Operating Activities

     Cash (used in) provided by operating activities was $(548.7) million, $(291.6) million and $410.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases in cash used in operating activities in 1997 and 1996 versus cash provided in 1995 is due to increased revenue earning vehicle purchases.

  Cash Flows from Investing Activities

     Cash flows from investing activities consist primarily of cash used for capital additions and business acquisitions and other transactions as further described below.

     Capital additions were $459.8 million, $252.8 million and $223.9 million during the years ended December 31, 1997, 1996 and 1995, respectively. The increases are primarily a result of expansion of the Company's businesses.

     Cash used in business acquisitions was $216.6 million, $51.5 million and $1.3 billion for the years ended December 31, 1997, 1996 and 1995. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, "Business Combinations" of Notes to Consolidated Financial Statements for a further discussion of businesses acquired.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS 133 on the Company's consolidated financial statements and has not determined the timing of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
Report of Independent Certified Public Accountants..........  43
Consolidated Balance Sheets as of December 31, 1997 and
  1996 (Restated)...........................................  44
Consolidated Statements of Operations for Each of the Three
  Years Ended December 31, 1997 (Restated)..................  45
Consolidated Statements of Shareholders' Equity for Each of
  the Three Years Ended December 31, 1997 (Restated)........  46
Consolidated Statements of Cash Flows for Each of the Three
  Years Ended December 31, 1997 (Restated)..................  47
Notes to Consolidated Financial Statements (Restated).......  48
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for Each of the Three Years
  Ended December 31, 1997...................................  71


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Republic Industries, Inc.:

     We have audited the accompanying consolidated balance sheets (restated) of Republic Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations (restated), shareholders' equity (restated) and cash flows (restated) for each of the years in the three-year period ended December 31, 1997. These financial statements and the schedule (restated) referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 19, the Company has restated its 1996 and 1995 consolidated financial statements to include the financial position, results of operations and cash flows of various businesses acquired in 1997 and 1996 which had been treated as immaterial pooling of interests transactions for which prior periods were not previously restated.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
September 11, 1998.

                           REPUBLIC INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                1997        1996
                                                              ---------   --------
                                                                         (Restated)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   148.0   $  364.4
  Receivables, net..........................................      977.3      598.9
  Revenue earning vehicles, net.............................    4,466.5    3,583.0
  Inventory.................................................    1,094.8      381.1
  Other current assets......................................      139.2      451.5
                                                              ---------   --------
          Total Current Assets..............................    6,825.8    5,378.9
PROPERTY AND EQUIPMENT, NET.................................    2,096.9    1,205.8
INTANGIBLE AND OTHER ASSETS, NET............................    1,604.6      323.8
                                                              ---------   --------
                                                              $10,527.3   $6,908.5
                                                              =========   ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   260.8   $  228.1
  Accrued liabilities.......................................      557.9      294.8
  Liability insurance reserves..............................      297.2      222.4
  Revenue earning vehicle debt..............................    2,209.4    2,535.6
  Notes payable and current maturities of long-term debt....      532.0      385.5
  Other current liabilities.................................      405.3      272.8
                                                              ---------   --------
          Total Current Liabilities.........................    4,262.6    3,939.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................      370.9      434.8
LONG-TERM REVENUE EARNING VEHICLE DEBT......................    1,962.7      844.8
OTHER LIABILITIES...........................................      446.8      269.8
COMMITMENTS AND CONTINGENCIES...............................
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000
     shares authorized; none issued.........................         --        --
  Common stock, par value $.01 per share; 1,500,000,000 and
     500,000,000 shares authorized, respectively;
     432,705,796 and 340,913,014 shares issued and
     outstanding, respectively..............................        4.3        3.4
  Additional paid-in capital................................    3,051.5    1,387.6
  Retained earnings.........................................      428.5       28.9
                                                              ---------   --------
          Total Shareholders' Equity........................    3,484.3    1,419.9
                                                              ---------   --------
                                                              $10,527.3   $6,908.5
                                                              =========   ========

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                        (Restated) (Restated)
REVENUE:
  Automotive retail sales...................................  $6,122.8   $2,933.7   $2,361.7
  Automotive rental revenue.................................   3,055.1    2,699.4    1,992.8
  Solid waste services revenue..............................   1,127.7      953.3      805.0
                                                              --------   --------   --------
                                                              10,305.6    6,586.4    5,159.5
EXPENSES:
  Cost of automotive retail sales...........................   5,459.0    2,611.3    2,068.4
  Cost of automotive rental operations......................   2,377.0    2,167.2    1,613.9
  Cost of solid waste services operations...................     809.1      703.6      570.1
  Selling, general and administrative.......................   1,281.8      974.8      782.2
  Restructuring and other charges...........................     179.1       38.3        3.3
                                                              --------   --------   --------
OPERATING INCOME............................................     199.6       91.2      121.6
INTEREST INCOME.............................................      18.2       31.5       22.1
INTEREST EXPENSE............................................     (16.8)     (48.4)     (40.1)
OTHER INCOME, NET...........................................     114.4        7.0       12.0
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......     315.4       81.3      115.6
PROVISION FOR INCOME TAXES..................................     115.2       64.8       60.8
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
  CHARGE....................................................     200.2       16.5       54.8
                                                              --------   --------   --------
DISCONTINUED OPERATIONS:
  Income from discontinued operations, net of income
     taxes..................................................       9.5        8.4       10.3
  Gain (loss) on disposal of segment, net of income tax
     provision of $233.7 in 1997 and benefit of $10.0 in
     1995...................................................     230.0         --      (30.5)
                                                              --------   --------   --------
  Income (loss) from discontinued operations................     239.5        8.4      (20.2)
                                                              --------   --------   --------
INCOME BEFORE EXTRAORDINARY CHARGE..........................     439.7       24.9       34.6
EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF
  DEBT, NET OF BENEFIT FOR INCOME TAXES OF $15.0............        --      (31.6)        --
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $  439.7   $   (6.7)      34.6
                                                              ========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $    .50   $    .05   $    .21
  Discontinued operations...................................       .59        .03       (.08)
  Extraordinary charge......................................        --       (.10)        --
                                                              --------   --------   --------
  Net income (loss).........................................  $   1.09   $   (.02)  $    .13
                                                              ========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $    .46   $    .05        .21
  Discontinued operations...................................       .56        .02       (.08)
  Extraordinary charge......................................        --       (.09)        --
                                                              --------   --------   --------
  Net income (loss).........................................  $   1.02   $   (.02)  $    .13
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                                              COMMON     ADDITIONAL      RETAINED
                                                              STOCK    PAID-IN CAPITAL   EARNINGS
                                                              ------   ---------------   --------
BALANCE AT DECEMBER 31, 1994................................   $2.1       $  293.9        $131.5
  Sales of common stock and warrants........................     .4          262.0            --
  Stock issued in acquisitions..............................     .2           83.9            --
  Exercise of stock options and warrants, including income
     tax benefit of $4.1 million............................     --           15.7            --
  Distributions to former owners of pooled companies........     --             --         (70.6)
  Other.....................................................     .3           20.1          14.9
  Net income................................................     --             --          34.6
                                                               ----       --------        ------
BALANCE AT DECEMBER 31, 1995................................    3.0          675.6         110.4
  Sales of common stock.....................................     .2          550.7            --
  Stock issued in acquisitions..............................     .1           86.5            --
  Exercise of stock options and warrants, including income
     tax benefit of $20.3 million...........................     --           43.7            --
  Distributions to former owners of pooled companies........     --             --         (78.4)
  Other.....................................................     .1           31.1           3.6
  Net loss..................................................     --             --          (6.7)
                                                               ----       --------        ------
BALANCE AT DECEMBER 31, 1996................................    3.4        1,387.6          28.9
  Sales of common stock.....................................     .2          552.5            --
  Stock issued in acquisitions..............................     .6          942.5            --
  Exercise of stock options and warrants, including income
     tax benefit of $32.7 million...........................     .1           92.0            --
  Distributions to former owners of pooled companies........     --             --         (30.6)
  Other.....................................................     --           76.9          (9.5)
  Net income................................................     --             --         439.7
                                                               ----       --------        ------
BALANCE AT DECEMBER 31, 1997................................   $4.3       $3,051.5        $428.5
                                                               ====       ========        ======

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                1997        1996        1995
                                                              ---------   ---------   ---------
                                                                          (Restated)  (Restated)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS:
  Net income (loss).........................................  $   439.7   $    (6.7)   $    34.6
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation on revenue earning vehicles...............      831.9       747.9        555.1
     Depreciation, amortization and depletion on property
       and equipment........................................      138.8       114.2         93.2
     Amortization of intangible assets......................       32.9        13.8          9.9
     Non-cash restructuring and other charges...............      186.0        95.5          3.3
     Loss on extinguishment of debt, net of income taxes....         --        31.6           --
     Gain on sale of marketable securities..................     (102.3)         --           --
     (Income) loss from discontinued operations, net of
       income taxes.........................................     (239.5)       (8.4)         20.2
     Purchases of revenue earning vehicles..................   (5,227.3)   (4,695.3)     (3,195.5)
     Sales of revenue earning vehicles......................    3,892.3     3,356.4       2,841.6
     Changes in assets and liabilities, net of effects from
       business acquisitions
       Receivables..........................................     (209.3)     (110.9)        (47.1)
       Inventory............................................     (205.9)      (21.4)        (44.9)
       Other assets.........................................       93.5       (51.0)          1.1
       Accounts payable and accrued liabilities.............     (291.0)       76.3          98.9
       Other liabilities....................................      111.5       166.4          39.7
                                                              ---------   ---------    ----------
                                                                 (548.7)     (291.6)        410.1
                                                              ---------   ---------    ----------
CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS..........      (48.0)      (50.1)        (19.6)
                                                              ---------   ---------    ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Cash received on disposal of segment......................      610.0          --          34.3
  Purchases of property and equipment.......................     (459.8)     (252.8)       (223.9)
  Purchases of marketable securities........................     (300.0)         --            --
  Sale of marketable securities.............................      402.3          --            --
  Cash used in business acquisitions, net of cash
     acquired...............................................     (216.6)      (51.5)     (1,333.7)
  Other.....................................................      (55.5)     (214.8)         45.8
                                                              ---------   ---------    ----------
                                                                  (19.6)     (519.1)     (1,477.5)
                                                              ---------   ---------    ----------
CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from revenue earning vehicle financing...........   29,103.7    17,802.7      11,134.4
  Payments on revenue earning vehicle financing.............  (28,688.7)  (17,452.0)     (9,990.9)
  Proceeds from long-term debt and notes payable............      378.4       271.5         199.3
  Payments of long-term debt and notes payable..............     (832.3)     (442.0)       (236.2)
  Net (payments) proceeds from revolving credit and vehicle
     inventory financing facilities.........................     (139.7)      158.6          16.8
  Sales of common stock.....................................      552.7       550.9         262.4
  Other.....................................................       25.8       (65.9)         15.3
                                                              ---------   ---------    ----------
                                                                  399.9       823.8       1,401.1
                                                              ---------   ---------    ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............     (216.4)      (37.0)        314.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      364.4       401.4          87.3
                                                              ---------   ---------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   148.0   $   364.4    $    401.4
                                                              =========   =========    ==========

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
               (ALL TABLES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

     The accompanying Consolidated Financial Statements have been restated to include the financial position and results of operations of various businesses acquired in 1997 and accounted for under the pooling of interests method of accounting (the "Pooled Entities") as if the companies had operated as one entity since inception. See Note 2, Business Combinations, for further discussion of these transactions.

     All per share data and numbers of shares of the Company's common stock, par value $.01 per share ("Common Stock") for all periods included in the consolidated financial statements and notes thereto have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that became effective in June 1996, as more fully described in Note 6, Shareholders' Equity.

RECEIVABLES

     The components of receivables, net of allowance for doubtful accounts at December 31 are as follows:

                                                                1997      1996
                                                              --------   ------
Trade.......................................................  $  445.2   $301.5
Vehicle.....................................................     357.6    230.9
Other.......................................................     225.4     86.4
                                                              --------   ------
                                                               1,028.2    618.8
Less: allowance for doubtful accounts.......................     (50.9)   (19.9)
                                                              --------   ------
                                                              $  977.3   $598.9
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

     A summary of inventory at December 31 is as follows:

                                                                1997      1996
                                                              --------   ------
New vehicles................................................  $  642.7   $287.7
Used vehicles...............................................     377.4     60.0
Parts, accessories and other................................      74.7     33.4
                                                              --------   ------
                                                              $1,094.8   $381.1
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

                           REPUBLIC INDUSTRIES, INC.

     A summary of property and equipment at December 31 is as follows:

                                                                1997       1996
                                                              --------   --------
Land, landfills and improvements............................  $  895.0   $  543.1
Furniture, fixtures, trucks and equipment...................     968.7      737.2
Buildings and improvements..................................     878.6      456.7
                                                              --------   --------
                                                               2,742.3    1,737.0
Less: accumulated depreciation, amortization and
  depletion.................................................    (645.4)    (531.2)
                                                              --------   --------
                                                              $2,096.9   $1,205.8
                                                              ========   ========

INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years. Accumulated amortization of intangible assets was $89.6 million and $58.4 million at December 31, 1997 and 1996, respectively.

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

ACCRUED ENVIRONMENTAL AND LANDFILL COSTS

     Accrued environmental and landfill costs are included in other liabilities and include landfill site closure and post-closure costs. Landfill site closure and post-closure costs include estimated costs to be incurred for final closure of the landfills and estimated costs for providing required post-closure monitoring and maintenance of landfills. These costs are accrued based on consumed airspace. Estimated aggregate closure and post-closure costs will be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. At December 31, 1997, approximately $280.0 million of such costs are to be expensed over the remaining lives of these facilities. The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for its solid waste facilities based on its interpretation of the technical standards of the United States Environmental Protection Agency's Subtitle D regulations. These estimates do not take into account discounts for the present value of such total estimated costs. The Company periodically reassesses such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of the Environmental Protection Agency's Subtitle D regulations and adjusts such accruals accordingly.

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

ADVERTISING

     The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at December 31, 1997 or 1996. Advertising expense was $318.2 million, $149.8 million and $120.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     The Company made interest payments on revenue earning vehicle debt and notes payable and long-term debt of approximately $248.2 million, $296.3 million and $221.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company made income tax payments of approximately $72.1 million, $20.4 million and $18.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS 133 on the Company's consolidated financial statements and has not determined the timing of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

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

     During the year ended December 31, 1997, the Company acquired various businesses in the automotive retail, automotive rental and solid waste services industries. The Company issued an aggregate of approximately 53.7 million shares of Common Stock and paid approximately $346.6 million of cash or notes in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 83.5 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. Included in the shares of Common Stock issued for acquisitions accounted for under the pooling of interests method of accounting are approximately .3 million shares issued for acquisitions which were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

     Details of the results of operations of the Company and the Pooled Entities for the periods before the pooling of interests combinations were consummated for the years ended December 31 are as follows:

                                                            1997        1996       1995
                                                          ---------   --------   --------
Revenue:
  The Company...........................................  $ 8,704.6   $2,280.2   $1,926.0
  Pooled Entities.......................................    1,601.0    4,306.2    3,233.5
                                                          ---------   --------   --------
                                                          $10,305.6   $6,586.4   $5,159.5
                                                          =========   ========   ========
Income (loss) from continuing operations before
  extraordinary charge:
  The Company...........................................  $   149.7   $  (36.3)  $     .8
  Pooled Entities.......................................       50.5       52.8       54.0
                                                          ---------   --------   --------
                                                          $   200.2   $   16.5   $   54.8
                                                          =========   ========   ========

                           REPUBLIC INDUSTRIES, INC.

     The Company's unaudited pro forma consolidated results of operations assuming all significant 1997 acquisitions accounted for under the purchase method of accounting had occurred on January 1, 1996 are as follows for the years ended December 31:

                                                                1997        1996
                                                              ---------   --------
Revenue.....................................................  $11,786.9   $10,168.4
Income (loss) from continuing operations before
  extraordinary charge......................................      200.0        (7.4)
Diluted earnings (loss) per share from continuing
  operations................................................        .45        (.02)

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1996.

     During the year ended December 31, 1996, the Company acquired various businesses in the automotive retail, automotive rental, solid waste services and electronic security services industries. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid approximately $52.1 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 71.4 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting. Included in the shares of Common Stock issued for acquisitions accounted for under the pooling of interests method of accounting are approximately 1.1 million shares issued for acquisitions which were not material individually or in the aggregate and, consequently, prior period financial statements were not restated for such acquisitions.

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

                           REPUBLIC INDUSTRIES, INC.

     The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) for the years ended December 31 were as follows:

                                                            1997       1996       1995
                                                          ---------   -------   --------
Revenue earning vehicles................................  $   415.3   $  79.4   $1,455.2
Property and equipment..................................      554.6      75.2       99.3
Intangible and other assets.............................    1,282.5     101.2      101.3
Working capital (deficiency), net of cash acquired......       43.6     (29.2)      16.8
Long-term debt assumed..................................   (1,122.6)    (86.4)    (123.5)
Other liabilities.......................................      (13.7)     (2.1)    (131.3)
Common stock issued.....................................     (943.1)    (86.6)     (84.1)
                                                          ---------   -------   --------
Cash used in acquisitions, net of cash acquired.........  $   216.6   $  51.5   $1,333.7
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

     Subsequent to December 31, 1997, the Company acquired various businesses in the automotive retail and solid waste services industries for an aggregate purchase price of approximately $901.5 million consisting of cash and/or shares of Common Stock. These acquisitions will be accounted for under the purchase method of accounting.

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
                                                              --------
                                                              $4,172.1
                                                              ========

                           REPUBLIC INDUSTRIES, INC.

4. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at December 31 is as follows:

                                                               1997      1996
                                                              -------   -------
Revolving credit facility; interest payable using LIBOR
  based rates; unsecured; matures 2002......................  $ 250.0   $ 150.0
Vehicle inventory credit facilities; secured by the
  Company's vehicle inventory; weighted average interest
  rates of 6.36% and 9.25% at
  December 31, 1997 and 1996, respectively..................    472.5     262.0
Other notes; secured by real property, equipment and other
  assets; interest ranging from 4% to 13%; maturing through
  2009......................................................    180.4     408.3
                                                              -------   -------
                                                                902.9     820.3
Less: current portion.......................................   (532.0)   (385.5)
                                                              -------   -------
                                                              $ 370.9   $ 434.8
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

     The components of the provision for income taxes related to continuing operations for the years ended December 31 are as follows:

                                                               1997    1996    1995
                                                              ------   -----   -----
Current:
  Federal...................................................  $ 23.1   $ 54.7  $33.8
  State.....................................................     7.0      5.6    6.3
Federal and state deferred..................................    89.6     (7.2)  18.7
Foreign deferred............................................    (4.5)    (8.8)  (1.4)
Change in valuation allowance...............................      --     20.5    3.4
                                                              ------   ------  -----
Provision for income taxes..................................  $115.2   $ 64.8  $60.8
                                                              ======   ======  =====

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for continuing operations for the years ended December 31 is shown below:

                                                              1997    1996    1995
                                                              ----    ----    ----
Statutory federal income tax rate...........................  35.0%    35.0%   35.0%
Non-deductible expenses.....................................    .5      7.6     4.8
State income taxes, net of federal benefit..................   2.0      5.6     4.5
Change in valuation allowance...............................    --     25.2     3.0
Other, net..................................................  (1.0)     6.3     5.3
                                                              ----    -----   -----
Effective tax rate..........................................  36.5%    79.7%   52.6%
                                                              ====    =====   =====

     Components of the net deferred income tax liability included in other liabilities in the accompanying Consolidated Balance Sheets at December 31 are as follows:

                                                               1997      1996
                                                              -------   -------
Deferred income tax liabilities:
  Book basis in property over tax basis.....................  $ 450.3   $  308.4
Deferred income tax assets:
  Net operating losses......................................    (59.0)    (103.3)
  Accruals not currently deductible.........................   (293.0)     (97.1)
Valuation allowance.........................................    146.1       66.9
                                                              -------   --------
Net deferred income tax liability...........................  $ 244.4   $  174.9
                                                              =======   ========

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

                                         1997               1996              1995
                                    ---------------   ----------------   ---------------
Pro forma net income (loss).......      $375.3            $(25.4)            $26.5
Pro forma diluted earnings (loss)
  per share.......................        .88               (.08)              .10
Pro forma weighted average fair
  value of options granted........       10.03              9.80              5.28
Risk free interest rates..........   5.74% - 5.78%     5.98% - 6.17%      5.98% - 6.17%
Expected lives....................     5-7 years         5-7 years          5-7 years
Expected volatility...............        40%               40%                40%

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

     Expenses under real property, equipment and software leases and airport concession agreements (excluding amounts charged through to customers) for the years ended December 31 are as follows:

                                                               1997     1996     1995
                                                              ------   ------   ------
Real property...............................................  $ 61.8   $ 58.3   $ 51.7
Equipment and software......................................    43.7     23.8     25.0
Airport concession and permit fees:
  Minimum fixed obligations.................................    93.3     89.6     68.0
  Additional amounts, based on revenue from vehicle
     rentals................................................   103.0     94.5     60.1
                                                              ------   ------   ------
          Total.............................................  $301.8   $266.2   $204.8
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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:

                                                              1997    1996    1995
                                                              -----   -----   -----
Weighted average shares outstanding used in calculating
  basic earnings per share..................................  403.1   320.9   258.7
Gross common equivalent shares..............................   63.6    58.1    53.8
Weighted average treasury shares purchased..................  (24.3)  (15.2)   (7.6)
Effect of using weighted average common equivalent shares
  outstanding...............................................  (11.5)   (8.3)  (35.6)
                                                              -----   -----   -----
Weighted average common and common equivalent shares used in
  calculating diluted earnings per share....................  430.9   355.5   269.3
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

14. BUSINESS AND CREDIT CONCENTRATIONS

AUTOMOTIVE RETAIL INDUSTRY

     The Company owns and operates franchised automotive dealerships and used vehicle megastores under the name AutoNation USA in the United States.

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

16. OPERATIONS BY INDUSTRY SEGMENT

     The Company operates subsidiaries in the automotive retail, automotive rental and solid waste services industries. The following table presents financial information regarding the Company's different industry segments as of and for the years ended December 31:

                                                            1997        1996       1995
                                                          ---------   --------   --------
Revenue:
  Automotive retail.....................................  $ 6,122.8   $2,933.7   $2,361.7
  Automotive rental.....................................    3,055.1    2,699.4    1,992.8
  Solid waste services..................................    1,127.7      953.3      805.0
                                                          ---------   --------   --------
                                                          $10,305.6   $6,586.4   $5,159.5
                                                          =========   ========   ========
Cost of operations:
  Automotive retail.....................................  $ 5,459.0   $2,611.3   $2,068.4
  Automotive rental.....................................    2,377.0    2,167.2    1,613.9
  Solid waste services..................................      809.1      703.6      570.1
                                                          ---------   --------   --------
                                                          $ 8,645.1   $5,482.1   $4,252.4
                                                          =========   ========   ========
Selling, general and administrative:
  Automotive retail.....................................  $   647.2   $  289.1   $  251.0
  Automotive rental.....................................      497.4      537.1      393.5
  Solid waste services..................................      107.1      126.9      133.4
  Corporate.............................................       30.1       21.7        4.3
                                                          ---------   --------   --------
                                                          $ 1,281.8   $  974.8   $  782.2
                                                          =========   ========   ========
Restructuring and other charges:
  Automotive retail.....................................  $    85.0   $     --   $     --
  Automotive rental.....................................       94.1       23.5         --
  Solid waste services..................................         --        8.8        3.3
  Corporate.............................................         --        6.0         --
                                                          ---------   --------   --------
                                                          $   179.1   $   38.3   $    3.3
                                                          =========   ========   ========
Operating income (loss):
  Automotive retail.....................................  $   (68.4)  $   33.3   $   42.3
  Automotive rental.....................................       86.6      (28.4)     (14.6)
  Solid waste services..................................      211.5      114.0       98.2
  Corporate.............................................      (30.1)     (27.7)      (4.3)
                                                          ---------   --------   --------
                                                          $   199.6   $   91.2   $  121.6
                                                          =========   ========   ========

                           REPUBLIC INDUSTRIES, INC.

                                                            1997        1996       1995
                                                          ---------   --------   --------
Depreciation and amortization:
  Automotive retail.....................................  $    32.6   $    9.3   $    8.1
  Automotive rental.....................................      878.6      789.3      586.0
  Solid waste services..................................       86.1       75.3       63.0
  Corporate.............................................        6.3        2.0        1.1
                                                          ---------   --------   --------
                                                          $ 1,003.6   $  875.9   $  658.2
                                                          =========   ========   ========
Capital expenditures:
  Automotive retail.....................................  $   168.9   $   57.6   $   53.7
  Automotive rental.....................................       84.5       45.1       22.3
  Solid waste services..................................      165.3      146.9      147.9
  Corporate.............................................       41.1        3.2         --
                                                          ---------   --------   --------
                                                          $   459.8   $  252.8   $  223.9
                                                          =========   ========   ========
Assets:
  Automotive retail.....................................  $ 3,078.8   $  995.6   $  630.7
  Automotive rental.....................................    5,899.1    4,691.7    3,908.3
  Solid waste services..................................    1,348.0    1,090.3      838.9
  Corporate.............................................      201.4      130.9      171.9
                                                          ---------   --------   --------
                                                          $10,527.3   $6,908.5   $5,549.8
                                                          =========   ========   ========

17. QUARTERLY FINANCIAL INFORMATION (RESTATED) (UNAUDITED)

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

     The second and fourth quarters of 1997 included restructuring and other pre-tax charges of approximately $94.1 million and $150.0 million, respectively, as described in Note 10, Restructuring and Other Charges. The second quarter of 1997 also contained a gain on the sale of ADT Limited common shares of approximately $102.3 million as described in Note 2, Business Combinations.

     The third and fourth quarters of 1996 included pre-tax charges of approximately $7.6 million and $87.9 million, respectively, as described in Note 10, Restructuring and Other Charges. The fourth quarter of 1996 also included an extraordinary charge of approximately $31.6 million, net of income tax benefit, related to the early extinguishment of debt as described in Note 4, Notes Payable and Long-Term Debt.

     The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1997 and 1996. Quarterly amounts have been restated from amounts previously reported for significant business combinations accounted for under the pooling of interests method of accounting, to account for the Company's electronic security services segment as discontinued operations and for the effect of adopting SFAS 128.

                           REPUBLIC INDUSTRIES, INC.

                                                        FIRST       SECOND      THIRD       FOURTH
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       --------    --------    --------    --------
Revenue........................................  1997  $1,942.2    $2,513.9    $2,921.3    $2,928.2
                                                 1996   1,472.7     1,692.6     1,745.1     1,676.0
Operating income (loss)........................  1997  $   49.8    $   12.2    $  190.3    $  (52.7)
                                                 1996      41.2        61.4        84.9       (96.3)
Income (loss) from continuing operations before
  extraordinary charge.........................  1997  $   36.0    $   70.9    $  122.1    $  (28.8)
                                                 1996      22.0        31.6        46.4       (83.5)
Basic earnings (loss) per share from continuing
  operations before extraordinary charge.......  1997  $    .09   $     .18    $    .30    $   (.07)
                                                 1996       .07         .10         .14        (.25)
Diluted earnings (loss) per share from
  continuing operations before extraordinary
  charge.......................................  1997  $    .09    $    .17    $    .28    $   (.07)
                                                 1996       .07         .09         .13        (.23)
Net income (loss)..............................  1997  $   38.7    $   74.5    $  125.3    $  201.2
                                                 1996      23.9        34.8        48.3      (113.7)

18.  SUBSEQUENT EVENT

     In July 1998, the Company's solid waste subsidiary, Republic Services, Inc. ("RSI") completed an initial public offering of approximately 36.1% of its outstanding common stock, resulting in net proceeds of approximately $1.4 billion. The Company intends to distribute its remaining interest in RSI to the Company's shareholders in 1999, subject to certain conditions and consents (the "Distribution"). The Distribution is contingent, in part, on the Company obtaining a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution will qualify as a tax free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to the Company.

19.  RESTATEMENT

     The Company has restated its 1996 and 1995 consolidated financial statements to include the financial position, results of operations and cash flows of various businesses acquired in 1997 and 1996 accounted for under the pooling of interests method of accounting. These acquisitions had been accounted for as immaterial pooling of interests transactions for which prior periods were not restated in the Company's previously issued financial statements included in the Company's 1997 Annual Report on Form 10-K. The restatement is a result of a change in the Company's evaluation of the aggregate impact of individually immaterial pooling of interests transactions on the Company's prior period financial statements. The effect of the restatement is as follows:

                                                                                      Diluted Net Income
                                         Revenue               Net Income (Loss)       (Loss) Per Share
                                 ---------------------       -------------------      ------------------
                                   1996          1995         1996          1995        1996       1995
                                 --------     --------       ------        -----       -----       ----
As previously reported           $6,094.6     $4,526.9       $(15.8)       $18.1       $(.05)      $.07
Effect of restatement               491.8        632.6          9.1         16.5         .03        .06
                                 --------     --------       ------        -----       -----       ----
As restated                      $6,586.4     $5,159.5       $ (6.7)       $34.6       $(.02)      $.13
                                 ========     ========       ======        =====       =====       ====

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements of the Company are set forth in Part II,
             Item 8.

         (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 1997 (Restated) is submitted herewith.

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

                                           REPUBLIC INDUSTRIES, INC.

                                           By: /s/ MARY E. WOOD
                                              ----------------------------------
                                                 Mary E. Wood
                                                 VICE PRESIDENT AND
                                                 CORPORATE CONTROLLER
                                                 (PRINCIPAL ACCOUNTING OFFICER)

Date: September 11, 1998

                   REPUBLIC INDUSTRIES, INC. AND SUBSIDIARIES

            VALUATION AND QUALIFYING ACCOUNT AND RESERVES (RESTATED)
                                  SCHEDULE II
                                 (IN MILLIONS)

                                                    BALANCE
                                                      AT       ADDITIONS    ACCOUNTS              BALANCE
                                                   BEGINNING   CHARGED TO   WRITTEN               AT END
                                                    OF YEAR      INCOME       OFF      OTHER(1)   OF YEAR
                                                   ---------   ----------   --------   --------   -------
CLASSIFICATIONS
Allowance for doubtful accounts:
1997.............................................    $19.9       $12.5       $(9.0)     $27.5      $50.9
1996.............................................     14.7        10.1        (6.8)       1.9       19.9
1995.............................................      9.4         5.0        (1.3)       1.6       14.7

---------------

(1) Allowance of acquired businesses.

                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
  23.1*     --  Consent of Arthur Andersen LLP.


---------------

 * Filed herewith.