Form 10-Q/A
period 1998-03-31
REPUBLIC INDUSTRIES INC
filed 1998-09-11
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                         EXPLANATORY NOTE TO FORM 10-Q/A

The Registrant is filing on this Amendment No. 1 on Form 10-Q/A:

         (i) unaudited condensed consolidated financial statements as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997; and

         (ii) management's discussion and analysis of financial condition and results of operations for each of the periods described above, all of which have been restated for various businesses acquired in 1997 accounted for under the pooling of interests method of accounting.

These acquisitions had been accounted for as immaterial pooling of interests transactions for which prior periods were not restated in the Registrant's March 31, 1998 Quarterly Report on Form 10-Q. The restatement resulted from a change in the Registrant's evaluation of the aggregate impact of individually immaterial pooling of interests transactions on the Registrant's prior period financial statements.

The financial statements and related financial disclosures being filed herewith were previously filed by the Registrant on Form 8-K dated July 22, 1998, as amended by Amendment No. 1 on Form 8/K-A filed on September 11, 1998.

The Items of Form 10-Q affected by this Amendment No. 1 on Form 10-Q/A are as follows:

Part I  - Item 1.  Financial Statements
Part I  - Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

Page numbers for the amended Items set forth in this Form 10-Q/A correspond to the page numbering of the same Items in the original Form 10-Q.

                            REPUBLIC INDUSTRIES, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                      PAGE
                                                                                                                      ----
ITEM 1.          FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets as
                    of March 31, 1998 and December 31, 1997...................................................         3

                 Unaudited Condensed Consolidated Statements of Operations
                    for the Three Months Ended March 31, 1998 and
                    1997 (Restated)...........................................................................         4

                 Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Three Months Ended March 31, 1998..........................................         5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 1998 and 1997 (Restated).............................         6

                 Notes to Unaudited Condensed Consolidated Financial Statements...............................         7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (RESTATED)......................................................        13


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REPUBLIC INDUSTRIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                        MARCH 31,          DECEMBER 31,
                                                                                          1998                 1997
                                                                                        ---------          ------------
                                                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...........................................                 $   273.5          $      148.0
   Receivables, net....................................................                   1,137.1                 977.3
   Revenue earning vehicles, net.......................................                   4,407.2               4,466.5
   Inventory ..........................................................                   1,384.3               1,094.8
   Other current assets................................................                     159.5                 139.2
                                                                                        ---------          ------------
         Total Current Assets..........................................                   7,361.6               6,825.8
PROPERTY AND EQUIPMENT, NET............................................                   2,338.7               2,096.9
INTANGIBLE AND OTHER ASSETS, NET.......................................                   2,295.0               1,604.6
                                                                                        ---------          ------------
                                                                                        $11,995.3          $   10,527.3
                                                                                        =========          ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................................                 $   303.7          $      260.8
   Accrued liabilities.................................................                     682.9                 557.9
   Liability insurance reserves........................................                     305.1                 297.2
   Revenue earning vehicle debt........................................                   2,465.5               2,209.4
   Notes payable and current maturities of
     long-term debt....................................................                   1,089.8                 532.0
   Other current liabilities...........................................                     338.3                 405.3
                                                                                        ---------          ------------
         Total Current Liabilities.....................................                   5,185.3               4,262.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES..............................                     571.7                 370.9
LONG-TERM REVENUE EARNING VEHICLE DEBT.................................                   1,858.1               1,962.7
OTHER LIABILITIES .....................................................                     437.8                 446.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued.........................                        --                    --
   Common stock, par value $.01 per share;
     1,500,000,000 shares authorized;
    450,272,002 and 432,705,796 shares
    issued and outstanding, respectively...............................                       4.5                   4.3
   Additional paid-in capital..........................................                   3,433.2               3,051.5
   Retained earnings...................................................                     508.5                 431.4
   Cumulative translation adjustment...................................                      (3.8)                 (2.9)
                                                                                        ---------          ------------
                  Total Shareholders' Equity...........................                   3,942.4               3,484.3
                                                                                        ---------          ------------
                                                                                        $11,995.3          $   10,527.3
                                                                                        =========          ============



        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -------------------------
                                                                                             1998           1997
                                                                                          ----------     ----------
                                                                                                         (Restated)
REVENUE:
   Automotive retail sales.............................................                    $2,343.4       $1,037.7
   Automotive rental revenue...........................................                       775.7          641.3
   Solid waste services revenue........................................                       300.8          263.2
                                                                                           --------       --------
                                                                                            3,419.9        1,942.2
EXPENSES:
   Cost of automotive retail sales.....................................                     2,026.1          915.6
   Cost of automotive rental
     operations........................................................                       605.4          513.6
   Cost of solid waste operations......................................                       209.7          190.3
   Selling, general and administrative.................................                       454.6          272.9
                                                                                           --------       --------
OPERATING INCOME.......................................................                       124.1           49.8
INTEREST INCOME........................................................                         1.0            7.6
INTEREST EXPENSE.......................................................                        (2.7)          (4.4)
OTHER INCOME (EXPENSE), NET............................................                        (2.0)           3.7
                                                                                           --------       --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES..................................................                       120.4           56.7
PROVISION FOR INCOME TAXES.............................................                        43.3           20.7
                                                                                           --------       --------
INCOME FROM CONTINUING OPERATIONS......................................                        77.1           36.0
DISCONTINUED OPERATIONS:
Income from discontinued operations,
   net of income taxes.................................................                          --            2.7
                                                                                           --------       --------
NET INCOME.............................................................                    $   77.1       $   38.7
                                                                                           ========       ========
BASIC EARNINGS PER SHARE:
      Continuing operations............................................                    $    .18       $    .09
      Discontinued operations..........................................                          --            .01
                                                                                           --------       --------
      Net income.......................................................                    $    .18       $    .10
                                                                                           ========       ========
DILUTED EARNINGS PER SHARE:
      Continuing operations............................................                    $    .17       $    .09
      Discontinued operations..........................................                          --             --
                                                                                           --------       --------
      Net income.......................................................                    $    .17       $    .09
                                                                                           ========       ========



        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In millions)

                                                                               ADDITIONAL                        CUMULATIVE
                                                               COMMON           PAID-IN           RETAINED      TRANSLATION
                                                                STOCK           CAPITAL           EARNINGS       ADJUSTMENT
                                                                -----           -------           --------       ----------
BALANCE AT DECEMBER 31, 1997 .............................      $4.3           $3,051.5           $ 431.4          $(2.9)
   Stock issued in acquisitions...........................        .2              375.6                --             --
   Exercise of stock options and
     warrants.............................................        --                6.1                --             --
   Foreign currency translation
     adjustments..........................................        --                 --                --            (.9)
   Net income.............................................        --                 --              77.1             --
                                                                ----           --------           -------          -----
BALANCE AT MARCH 31, 1998.................................      $4.5           $3,433.2           $ 508.5          $(3.8)
                                                                ====           ========           =======          =====



            The accompanying notes are an integral part of this statement.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                --------------------------
                                                                                    1998           1997
                                                                                -----------     ----------
                                                                                                (Restated)
CASH USED IN OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS:
   Net income ...........................................................       $      77.1     $     38.7
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation of revenue earning vehicles ..........................             199.7          172.3
      Depreciation and amortization .....................................              54.9           37.6
      Income from discontinued operations, net of
         income taxes ...................................................                --           (2.7)
      Purchases of revenue earning vehicles .............................          (1,460.7)      (1,465.4)
      Sales of revenue earning vehicles .................................           1,094.4          844.0
      Changes in assets and liabilities, net of
            effects from business combinations:
               Receivables ..............................................             (70.3)          81.5
               Inventory ................................................              80.7          (23.1)
               Other assets .............................................              (6.8)          33.7
               Accounts payable and accrued liabilities                                 4.1          (82.1)
               Other liabilities ........................................             (81.2)          24.1
                                                                                -----------     ----------
                                                                                     (108.1)        (341.4)
                                                                                -----------     ----------
CASH USED IN DISCONTINUED OPERATIONS ....................................                --          (32.7)
                                                                                -----------     ----------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment ..................................            (118.9)        (126.0)
   Purchase of marketable securities ....................................                --         (300.0)
   Cash used in business acquisitions, net of
      cash acquired .....................................................            (347.7)         (42.3)
   Other ................................................................             (14.6)         (38.8)
                                                                                -----------     ----------
                                                                                     (481.2)        (507.1)
                                                                                -----------     ----------
CASH PROVIDED BY FINANCING ACTIVITIES:
   Payments of revenue earning vehicle financing ........................         (10,779.7)      (3,033.8)
   Proceeds from revenue earning vehicle financing ......................          11,164.5        3,160.4
   Payments of notes payable and long-term debt .........................            (102.4)        (332.9)
   Proceeds from notes payable and long-term debt .......................               8.2          401.4
   Net proceeds from revolving credit and vehicle
      inventory financing facilities ....................................             424.9           38.4
   Sale of common stock .................................................                --          552.7
   Other ................................................................               (.7)            .2
                                                                                -----------     ----------
                                                                                      714.8          786.4
                                                                                -----------     ----------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS .........................             125.5          (94.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................             148.0          364.4
                                                                                -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................       $     273.5     $    269.6
                                                                                ===========     ==========



        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   (Tables in millions, except per share data)

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

         Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. The accompanying Unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1997 have been restated from amounts previously reported in Form 10-Q for certain 1997 business combinations accounted for under the pooling of interests method of accounting.

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

                            REPUBLIC INDUSTRIES, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                                   (Continued)

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the three months ended March 31:

                                                                                                  1998           1997
                                                                                                -------        -------
                                                                                                              (Restated)
Property and equipment..........................................................                $ 159.1        $ 336.5
Intangible assets...............................................................                  678.6          477.0
Working capital (deficiency), net of cash acquired..............................                  320.1          (32.6)
Debt assumed....................................................................                 (428.9)        (258.0)
Other liabilities, net..........................................................                   (5.4)          (9.7)
Common stock issued.............................................................                 (375.8)        (470.9)
                                                                                                -------        -------
Cash used in acquisitions, net of cash acquired.................................                $ 347.7        $  42.3
                                                                                                =======        =======


         The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions accounted for under the purchase method of accounting, had occurred on January 1, 1997 are as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          ---------------------------
                                                                                            1998               1997
                                                                                          --------           --------
                                                                                                            (Restated)
Revenue.........................................................................          $3,715.3           $3,069.4
Income from continuing operations...............................................          $   79.5           $   39.0
Diluted earnings per share from continuing
  operations....................................................................          $    .17           $    .09

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
                                                                                       ==========           ============

                            REPUBLIC INDUSTRIES, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                                   (Continued)

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
                                                                                       =========           ============

7. INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired and other intangible assets. The cost in excess of the fair value of net assets acquired is amortized over forty years on a straight-line basis. Other intangible assets include values assigned to customer lists, long-term contracts and covenants not to compete and are amortized generally over periods ranging from 5 to 25 years.

         Accumulated amortization of intangible assets at March 31, 1998 and December 31, 1997 was $102.7 million and $89.6 million, respectively.

                            REPUBLIC INDUSTRIES, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                                   (Continued)

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

                            REPUBLIC INDUSTRIES, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                                  (Continued)

10. COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                              ---------------------
                                                                                               1998            1997
                                                                                              ------          -----
Net income.............................................................                       $77.1           $38.7
Unrealized gain on marketable
  securities, net of income taxes......................................                          --            43.7
Foreign currency translation
  adjustments, net of income taxes.....................................                         (.9)           (2.8)
                                                                                              -----           -----
Comprehensive income...................................................                       $76.2           $79.6
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

                            REPUBLIC INDUSTRIES, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                                  (Continued)

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

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   --------------------
                                                                   1998            1997
                                                                  ------          ------
Weighted average shares outstanding
  used in calculating basic
  earnings per share ..................................            440.0          390.3
Gross common equivalent shares ........................             46.1           57.2
Weighted average treasury
  shares purchased ....................................            (26.7)         (22.6)
Effect of using weighted average
  common equivalent shares
  outstanding .........................................             (1.0)         (10.0)
                                                                  ------         ------
Weighted average common and common
  equivalent shares used in
  calculating diluted earnings per
  share ...............................................            458.4          414.9
                                                                  ======         ======


14. LEGAL MATTERS

         By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, ("CarMax") accused the Company's wholly-owned subsidiary, AutoNation USA of infringing CarMax's trademark rights by using the marks AutoNation USA(SM) and "The Better Way to Buy a Car(SM)." AutoNation USA denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation USA seeking damages and an order enjoining AutoNation USA from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." The case is the court's October 1998 trial calendar. Although it is impossible to predict the outcome of this litigation, the Company believes that AutoNation USA has a valid basis for its complaint and that CarMax's allegations and counterclaims are without merit.

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

15. SUBSEQUENT EVENT

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

16. RESTATEMENT

         The Company has restated its 1997 quarterly unaudited condensed consolidated financial statements to include the results of operations and cash flows of various businesses acquired in 1997 accounted for under the pooling of interests method of accounting. These acquisitions had been accounted for as immaterial pooling of interests transactions in the quarter of acquisition and prior quarters were not restated in the Company's previously issued financial statements included in the Company's March 31, 1998 Quarterly Report on Form 10-Q. The quarterly restatement has no impact on previously reported 1997 annual results. The restatement is a result of a change in the Company's evaluation of the aggregate impact of individually immaterial pooling of interests transactions on the Company's prior period financial statements. The effect of the restatement for the three months ended March 31, 1997 is as follows:


                                                                                 Diluted
                                    Revenue           Net Income           Net Income Per Share
                                    -------           ----------           --------------------
As previously reported             $1,825.4              $37.6                     $.09
Effect of restatement                 116.8                1.1                       --
                                   --------              -----                     ----
As restated                        $1,942.2              $38.7                     $.09
                                   ========              =====                     ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto which are included elsewhere herein. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations. The accompanying Unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1997 have been restated from amounts previously reported for certain business combinations accounted for under the pooling of interests method of accounting.

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

CONSOLIDATED RESULTS OF OPERATIONS

         The Company's consolidated revenue was $3.4 billion and $1.9 billion for the three months ended March 31, 1998 and 1997, respectively. Consolidated operating income was $124.1 million and $49.8 million for the three months ended March 31, 1998 and 1997, respectively. Net income was $77.1 million and $38.7 million for the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per share was $.17 and $.09 for the three months ended March 31, 1998 and 1997, respectively. The operating results for each of the Company's business segments are discussed below.

BUSINESS SEGMENT INFORMATION

         The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue for each of the Company's business segments for the periods indicated (in millions):

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------

                                                                    1998             %                 1997            %
                                                                    ----             -                 ----            -
Revenue:
  Automotive retail..................................            $2,343.4           68.5            $1,037.7          53.4
  Automotive rental..................................               775.7           22.7               641.3          33.0
  Solid waste services...............................               300.8            8.8               263.2          13.6
                                                                 --------          -----            --------        ------
                                                                  3,419.9          100.0             1,942.2         100.0
Cost of Operations:
  Automotive retail..................................             2,026.1           86.5               915.6          88.2
  Automotive rental..................................               605.4           78.0               513.6          80.1
  Solid waste services...............................               209.7           69.7               190.3          72.3
                                                                 --------                           --------
                                                                  2,841.2                            1,619.5
Selling, General and
  Administrative:
  Automotive retail..................................               260.9           11.1               108.9          10.5
  Automotive rental..................................               151.2           19.5               128.0          20.0
  Solid waste services...............................                28.3            9.4                29.8          11.3
  Corporate..........................................                14.2             --                 6.2            --
                                                                 --------                           --------
                                                                    454.6                              272.9
Operating Income:
  Automotive retail..................................                56.4            2.4                13.2           1.3
  Automotive rental..................................                19.1            2.5                (0.3)          (.1)
  Solid waste services...............................                62.8           20.9                43.1          16.4
  Corporate..........................................               (14.2)            --                (6.2)           --
                                                                 --------                           --------
                                                                 $  124.1                           $   49.8
                                                                 ========                           ========

AUTOMOTIVE RETAIL

         Automotive retail revenue was $2.3 billion for the three months ended March 31, 1998 versus $1.0 billion for the comparable 1997 period, an increase of 126%. Acquisitions accounted for 106% of the increase and new AutoNation USA megastores accounted for 20% of the increase.

         Cost of automotive retail operations was $2.0 billion and $915.6 million or, as a percentage of automotive retail revenue, 86.5% and 88.2% for the three months ended March 31, 1998 and 1997, respectively. The increase in aggregate dollars is due primarily to acquisitions. The decrease in such costs as a percentage of automotive retail revenue is primarily due to product mix as well as reduced inventory costs.

         Selling, general and administrative expenses were $260.9 million and $108.9 million or, as a percentage of automotive retail revenue, 11.1% and 10.5% for the three months ended March 31, 1998 and 1997, respectively. The increase in aggregate dollars is primarily from acquisitions. The increase in such expenses as a percentage of automotive retail revenue is due to costs associated with the opening of AutoNation USA megastores. As the Company opens additional AutoNation USA megastores such operations will incur fixed operating and administrative costs immediately while revenue volume will tend to grow more gradually.

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

SOLID WASTE SERVICES

         Solid waste services revenue was $300.8 million and $263.2 million for the three months ended March 31, 1998 and 1997, respectively, an increase of 14%. Acquisitions accounted for 5% of the increase, volume accounted for 4% of the increase and "tuck-in" acquisitions accounted for 5% of the increase, respectively.

         Cost of solid waste services operations was $209.7 million and $190.3 million or, as a percentage of solid waste services revenue, 69.7% and 72.3% for the three months ended March 31, 1998 and 1997, respectively. The increase in aggregate dollars is primarily due to acquisitions. The decrease in such costs as a percentage of solid waste services revenue is primarily a result of improvements in overall operating efficiency achieved through reductions in operating costs of acquired businesses.

         Selling, general and administrative expenses were $28.3 million and $29.8 million or, as a percentage of solid waste services revenue, 9.4% and 11.3% for the three months ended March 31, 1998 and 1997, respectively. The decrease in such expenses in aggregate dollars and as a percentage of solid waste services revenue is primarily due to the reduction of administrative expenses of acquired businesses and cost savings from centralizing administrative functions in certain regions.

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

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facility as well as debt assumed in acquisitions. Interest expense was $2.7 million and $4.4 million for the three months ended March 31, 1998 and 1997, respectively. Interest expense related to revenue earning vehicle financing and vehicle inventory financing is included in cost of automotive rental operations and cost of automotive retail sales, respectively.

INCOME TAXES

         The provision for income taxes was $43.3 million and $20.7 million for the three months ended March 31, 1998 and 1997, respectively. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

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

CASH FLOWS

         Cash and cash equivalents increased by $125.5 million and decreased by $94.8 million during the three months ended March 31, 1998 and 1997, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash used in operating activities was $108.1 million and $341.4 million during the three months ended March 31, 1998 and 1997, respectively. Excluding purchases of revenue earning vehicles (net of sales) which are financed through secured vehicle financings, the Company generated positive operating cash flow of $258.2 million and $280.0 million during the three months ended March 31, 1998 and 1997, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for capital additions, business acquisitions and other transactions as further described below.

         Capital additions were $118.9 million and $126.0 million during the three months ended March 31, 1998 and 1997, respectively.

         Cash used in business acquisitions was $347.7 million and $42.3 million for the three months ended March 31, 1998 and 1997, respectively. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, "Business Combinations" of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of businesses acquired.

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