Form 10-Q/A
period 1998-06-30
REPUBLIC INDUSTRIES INC
filed 1998-09-11
CIK 350698

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

                        EXPLANTORY NOTE TO FORM 10-Q/A

The Registrant is filing this Amendment No. 1 on Form 10-Q/A to amend the notes to the unaudited financial statements set forth in Part I, Item 1, by adding Note 16 on page 13 of the Registrant's June 30, 1998 Quarterly Report on Form 10-Q, as follows:


16. RESTATEMENT

         The Company has restated its 1997 quarterly unaudited condensed consolidated financial statements to include the results of operations and cash flows of various businesses acquired in 1997 accounted for under the pooling of interests method of accounting. These acquisitions had been accounted for as immaterial pooling of interests transactions in the quarter of acquisition and prior quarters were not restated in the Company's previously issued financial statements included in the Company's June 30, 1997 Quarterly Report on Form 10-Q. The quarterly restatement has no impact on previously reported 1997 annual results. The restatement is a result of a change in the Company's evaluation of the aggregate impact of individually immaterial pooling of interests transactions on the Company's prior period financial statements. The effect of the restatement for the three and six months ended June 30, 1997 is as follows:

                                                                                                         Diluted
                                           Revenue                       Net Income               Net Income Per Share
                                 --------------------------     ---------------------------    ---------------------------
                                 Three Months    Six Months     Three Months     Six Months    Three Months     Six Months
                                 ------------    ----------     ------------     ----------    ------------     ----------
As previously reported..........   $2,428.4       $4,253.8         $73.3           $110.9          $.18            $.27
Effect of restatement...........       85.5          202.3           1.2              2.3            --              --
                                   --------       --------         -----           ------          ----            ----
As restated.....................   $2,513.9       $4,456.1         $74.5           $113.2          $.18            $.27
                                   ========       ========         =====           ======          ====            ====

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