Form 10-Q
period 1998-09-30
REPUBLIC INDUSTRIES INC
filed 1998-11-13
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On November 9, 1998 the registrant had 467,087,563 outstanding shares of common stock, par value $.01 per share.

                            REPUBLIC INDUSTRIES, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                               PAGE
                                                                                               ----
ITEM 1.          FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets as
                    of September 30, 1998 and December 31, 1997.........................         3

                 Unaudited Condensed Consolidated Statements of Operations
                    for the Three and Nine Months Ended September 30, 1998 and
                    1997................................................................         4

                 Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Nine Months Ended September 30, 1998.................         5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended September 30, 1998 and 1997...............         6

                 Notes to Unaudited Condensed Consolidated Financial Statements.........         7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS...........................................        14

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............        25

                                            PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS......................................................        26

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS..............................        26

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.......................................        26


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REPUBLIC INDUSTRIES, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             1998                    1997
                                                                             ----                    ----
                                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...........................................   $   325.1               $   148.0
   Receivables, net....................................................     1,588.3                   977.3
   Revenue earning vehicles, net.......................................     4,746.7                 4,466.5
   Inventory      .....................................................     1,490.8                 1,094.8
   Other current assets................................................       215.2                   139.2
                                                                          ---------               ---------
         Total Current Assets..........................................     8,366.1                 6,825.8
PROPERTY AND EQUIPMENT, NET............................................     2,811.3                 2,096.9
INTANGIBLE AND OTHER ASSETS, NET.......................................     2,922.0                 1,604.6
                                                                          ---------               ---------
                                                                          $14,099.4               $10,527.3
                                                                          =========               =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................................   $   361.2               $   260.8
   Accrued liabilities.................................................       786.7                   557.9
   Insurance reserves..................................................       227.0                   204.7
   Revenue earning vehicle debt........................................     2,383.0                 2,209.4
   Notes payable and current maturities of
     long-term debt....................................................     1,038.2                   532.0
   Other current liabilities...........................................       327.1                   405.3
                                                                          ---------               ---------
         Total Current Liabilities.....................................     5,123.2                 4,170.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES..............................       164.2                   370.9
LONG-TERM REVENUE EARNING VEHICLE DEBT.................................     2,284.4                 1,962.7
OTHER LIABILITIES .....................................................       654.7                   539.3
MINORITY INTEREST .....................................................       451.8                      --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued.........................          --                      --
   Common stock, par value $.01 per share;
      1,500,000,000 shares authorized;
      467,025,645 and 432,705,796 shares
      issued and outstanding, respectively.............................         4.7                     4.3
   Additional paid-in capital..........................................     4,622.8                 3,051.5
   Retained earnings...................................................       815.6                   431.4
   Accumulated other comprehensive income..............................         2.3                    (2.9)
   Treasury stock, at cost; 1,400,000 shares...........................       (24.3)                     --
                                                                          ---------               ---------
                  Total Shareholders' Equity...........................     5,421.1                 3,484.3
                                                                          ---------               ---------
                                                                          $14,099.4               $10,527.3
                                                                          =========               =========



        The accompanying notes are an integral part of these statements.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                              ---------------------              --------------------
                                                              1998             1997              1998            1997
                                                              ----             ----              ----            ----
                                                                             (RESTATED)
REVENUE:
   Automotive retail sales..............................    $3,508.0         $1,728.4          $9,024.0         $4,256.8
   Automotive rental revenue............................     1,005.6            905.3           2,646.1          2,286.1
   Solid waste services revenue.........................       355.0            287.6             991.7            834.5
                                                            --------         --------          --------         --------
                                                             4,868.6          2,921.3          12,661.8          7,377.4
EXPENSES:
   Cost of automotive retail sales......................     3,003.2          1,547.1           7,770.3          3,793.3
   Cost of automotive rental
     operations.........................................       721.0            640.9           1,991.1          1,716.1
   Cost of solid waste operations.......................       246.8            202.0             688.2            603.1
   Selling, general and administrative..................       593.1            341.0           1,572.9            918.5
   Restructuring and other charges......................          --               --                --             94.1
                                                            --------         --------          --------        ---------
OPERATING INCOME........................................       304.5            190.3             639.3            252.3
INTEREST INCOME.........................................         3.0              3.1               6.3             14.9
INTEREST EXPENSE........................................        (4.2)            (3.1)            (18.2)           (13.7)
OTHER INCOME (EXPENSE), NET.............................         3.5              1.5              (1.1)           106.6
                                                            --------         --------          --------         --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...................................       306.8            191.8             626.3            360.1
PROVISION FOR INCOME TAXES..............................       110.4             69.7             225.4            131.1
                                                            --------         --------          --------         --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST.............................       196.4            122.1             400.9            229.0
MINORITY INTEREST IN NET INCOME
   OF SUBSIDIARY........................................       (16.7)              --             (16.7)              --
                                                            --------          -------          --------          -------
INCOME FROM CONTINUING OPERATIONS.......................       179.7            122.1             384.2            229.0
INCOME FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES..................................          --              3.2                --              9.5
                                                            --------         --------          --------         --------
NET INCOME..............................................    $  179.7         $  125.3          $  384.2         $  238.5
                                                            ========         ========          ========         ========
BASIC EARNINGS PER SHARE:
      Continuing operations.............................    $    .39         $    .30          $    .85         $    .58
      Discontinued operations...........................          --               --                --              .02
                                                            --------         --------          --------         --------
      Net income........................................    $    .39         $    .30          $    .85         $    .60
                                                            ========         ========          ========         ========
DILUTED EARNINGS PER SHARE:
      Continuing operations.............................    $    .38         $    .28          $    .82         $    .54
      Discontinued operations...........................          --              .01                --              .02
                                                            --------         ---------         ---------        --------
      Net income........................................    $    .38         $    .29          $    .82         $    .56
                                                            ========         =========         =========        ========






        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)



                                                                                            ACCUMULATED
                                                           ADDITIONAL                          OTHER
                                             COMMON          PAID-IN        RETAINED       COMPREHENSIVE      TREASURY
                                              STOCK          CAPITAL        EARNINGS           INCOME           STOCK
                                             ------        ----------       --------       -------------      --------
BALANCE AT DECEMBER 31, 1997..............     $4.3         $3,051.5         $431.4            $(2.9)            $   --
   Stock issued in
      acquisitions........................       .3            540.9             --               --                 --
   Issuance of common stock
      of a subsidiary.....................       --            998.5             --               --                 --
   Purchases of treasury stock............       --               --             --               --              (24.3)
   Exercise of stock options
      and warrants........................       .1             31.9             --               --                 --
   Foreign currency translation
      adjustments.........................       --               --             --              4.3                 --
   Unrealized gain on marketable
      securities..........................       --               --             --               .9                 --
   Net income.............................       --               --          384.2               --                 --
                                               ----         --------         ------            -----             ------
BALANCE AT SEPTEMBER 30, 1998.............     $4.7         $4,622.8         $815.6            $ 2.3             $(24.3)
                                               ====         ========         ======            =====             ======




         The accompanying notes are an integral part of this statement.

                            REPUBLIC INDUSTRIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ----------------------
                                                                                 1998              1997
                                                                                 ----              ----
CASH USED IN OPERATING ACTIVITIES:
Net income ................................................................   $  384.2        $   238.5
Adjustments to reconcile net income to net cash
   used in operating activities:
      Non-cash restructuring and other charges.............................         --             78.6
      Minority interest in net income of subsidiary........................       16.7               --
      Depreciation of revenue earning vehicles.............................      670.0            611.5
      Depreciation and amortization........................................      184.6            124.6
      Gain on sale of marketable securities................................         --           (102.3)
      Income from discontinued operations, net of
         income taxes......................................................         --             (9.5)
      Purchases of revenue earning vehicles................................   (5,155.2)        (3,984.9)
      Sales of revenue earning vehicles....................................    3,969.8          2,796.4
      Changes in assets and liabilities, net of effects from business combinations:
            Receivables....................................................     (418.0)           (96.6)
            Inventory......................................................      271.1           (115.9)
            Other assets...................................................        9.3             21.8
            Accounts payable and accrued liabilities.......................      (53.6)          (135.3)
            Other liabilities..............................................       42.3            208.9
                                                                             ---------         --------
                                                                                 (78.8)          (364.2)
                                                                             ---------         --------

CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment.....................................     (478.5)          (324.6)
   Purchases of marketable securities......................................     (115.2)          (300.0)
   Sales of marketable securities..........................................       35.1            402.3
   Cash used in business acquisitions, net of
      cash acquired  ......................................................     (728.0)           (99.7)
   Other ..................................................................       (5.8)           (50.1)
                                                                             ---------         --------
                                                                              (1,292.4)          (372.1)
                                                                             ---------         --------
CASH PROVIDED BY FINANCING ACTIVITIES:
   Payments of revenue earning vehicle financing...........................  (31,797.5)       (10,877.0)
   Proceeds from revenue earning vehicle financing.........................   32,532.7         11,344.7
   Payments of notes payable and long-term debt............................     (299.6)          (765.2)
   Proceeds from notes payable and long-term debt..........................       12.1            348.7
   Net proceeds (payments) from revolving credit
      and vehicle inventory financing facilities...........................     (341.2)             5.3
   Proceeds from sale of common stock of a
      subsidiary     ......................................................    1,433.6               --
   Proceeds from sale of common stock......................................         --            552.7
   Purchases of treasury stock.............................................      (24.3)              --
   Other ..................................................................       32.5             13.0
                                                                             ---------         --------
                                                                               1,548.3            622.2
                                                                             ---------         --------
CASH USED IN DISCONTINUED OPERATIONS.......................................         --            (44.1)
                                                                             ---------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................      177.1           (158.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................      148.0            364.4
                                                                             ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................  $   325.1         $  206.2
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

         In May 1998, the Company announced its intention to separate the Company's solid waste subsidiary, Republic Services, Inc. ("RSG") from the Company (the "Separation"). On July 1, 1998, RSG completed an initial public offering of approximately 36.1% of its outstanding common stock resulting in net proceeds of approximately $1.4 billion. The Company intends to distribute its remaining shares of common stock in RSG as of the distribution date to the Company's stockholders in 1999, subject to certain conditions and consents (the "Distribution"). The Company and RSG have entered into certain agreements providing for the Separation and governing various interim and ongoing relationships between the companies. The Distribution is contingent, in part, on the Company obtaining a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution will qualify as a tax free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to the Company.

         In October 1997, the Company sold its electronic security services division. Accordingly, operating results of the electronic security services segment for the periods prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Revenue of the discontinued operations was $29.2 million and $83.8 million for the three and nine months ended September 30, 1997, respectively.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2. BUSINESS COMBINATIONS

         In September 1998, RSG entered into a definitive agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets. The assets to be acquired include 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States as well as disposal agreements at various Waste Management facilities. RSG will pay approximately $500.0 million in cash plus certain additional properties in this transaction, which will be accounted for under the purchase method of accounting. The closing of this transaction is subject to approvals by various state and federal agencies.

         Businesses acquired through September 30, 1998 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the nine months ended September 30, 1998, the Company acquired various businesses in the automotive retail and solid waste services industries. The Company issued an aggregate of approximately 21.9 million shares of its common stock, par value $.01 per share ("Common Stock") and paid approximately $683.5 million of cash for automotive retail acquisitions accounted for under the purchase method of accounting. The Company issued an aggregate of 3.4 million shares of Common Stock and paid approximately $132.7 million of cash for solid waste acquisitions accounted for under the purchase method of accounting.

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the nine months ended September 30:


                                                                     1998            1997
                                                                   --------        -------
Property and equipment.....................................       $  371.6         $ 472.8
Revenue earning vehicles...................................             --           179.5
Intangible assets..........................................        1,302.4           928.6
Working capital............................................          549.8             7.7
Debt assumed...............................................         (937.3)         (721.9)
Other liabilities, net.....................................          (17.3)            1.0
Common stock issued........................................         (541.2)         (768.0)
                                                                   ---------       ---------
Cash used in acquisitions, net of cash acquired............        $  728.0         $ 99.7
                                                                   =========       =========

         The Company's unaudited pro forma consolidated results of operations assuming acquisitions accounted for under the purchase method of accounting had occurred as of the beginning of each period presented are as follows:

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                            ------------------------------
                                                             1998                  1997
                                                            ---------            ---------
Revenue...............................................      $14,135.7            $12,565.9
Income from continuing operations after minority
   interest...........................................      $   397.4            $   274.2
Diluted earnings per share from continuing
  operations..........................................      $     .84            $     .59


                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         The unaudited pro forma consolidated results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.


3. RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts are as follows:

                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                  1998                  1997
                                                                --------              --------
Automotive retail receivables............................       $  435.8              $  198.7
Automotive rental and solid waste trade receivables......          460.3                 346.7
Vehicle manufacturer receivables.........................          432.0                 366.4
Automotive finance receivables...........................          256.6                  38.1
Other....................................................           72.5                  78.3
                                                                --------              --------
                                                                 1,657.2               1,028.2
Less: allowance for doubtful accounts....................          (68.9)                (50.9)
                                                                --------              --------
                                                                $1,588.3              $  977.3
                                                                ========              ========


         In September 1998, the Company entered into a $1.0 billion commercial paper warehouse facility with unrelated financial institutions for the securitization of installment loan receivables generated by the Company's automotive finance subsidiary. During the three months ended September 30, 1998, the Company securitized approximately $461.8 million of loan receivables under this program.


4. REVENUE EARNING VEHICLES

         Revenue earning vehicles consist of the following:

                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                     1998                   1997
                                                                 ------------           -----------
Revenue earning vehicles.....................................      $5,282.3              $4,980.1
Less: accumulated depreciation...............................        (535.6)               (513.6)
                                                                   ---------             ---------
                                                                   $4,746.7              $4,466.5
                                                                   =========             =========

5. INVENTORY

         Inventory consists of the following:


                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       1998                  1997
                                                                     --------              --------
New vehicles.....................................................    $  930.6              $  642.7
Used vehicles....................................................       443.4                 377.4
Parts and accessories............................................       104.6                  55.2
Other............................................................        12.2                  19.5
                                                                     --------              --------
                                                                     $1,490.8              $1,094.8
                                                                     ========              ========


                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                   1998                   1997
                                                               -------------           -----------
Land, landfills and improvements...............................   $1,083.8              $  895.0
Furniture, fixtures and equipment..............................    1,260.1                 968.7
Buildings and improvements.....................................    1,189.3                 878.6
                                                                  ---------             ----------
                                                                   3,533.2               2,742.3
Less: accumulated depreciation and depletion...................     (721.9)               (645.4)
                                                                  ---------             ---------
                                                                  $2,811.3              $2,096.9
                                                                  =========             ==========


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

         Accumulated amortization of intangible assets at September 30, 1998 and December 31, 1997 was $137.3 million and $89.6 million, respectively.


8. REVENUE EARNING VEHICLE DEBT

         Revenue earning vehicle debt consists of the following:


                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                       1998                 1997
                                                                   -------------         -----------
Amounts under various commercial paper programs
  secured by eligible vehicle collateral;
  interest at market based commercial paper rates...............     $3,661.9              $2,919.4
Amounts under various medium-term note programs
  secured by eligible vehicle collateral:
    Fixed rate component; maturities through 2003...............        655.9                 736.3
    Floating rate component based on 3 month LIBOR;
    maturities through 2001.....................................        143.7                 166.5
Other financings secured by eligible vehicle
  collateral; interest at LIBOR based rates.....................        205.9                 349.9
                                                                     --------              --------
                                                                      4,667.4               4,172.1
Less: long-term portion.........................................     (2,284.4)             (1,962.7)
                                                                     --------              --------
                                                                     $2,383.0              $2,209.4
                                                                     ========              ========


                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


9. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                      1998                   1997
                                                                  -------------           ------------
Revolving credit facility; interest payable
    using LIBOR based rates; unsecured;
    matures through 2002......................................      $     --               $ 250.0
RSG revolving credit facility; interest payable
  using LIBOR based rates; unsecured;
  $500.0 million matures July 1999 and
  $500.0 million matures 2003.................................          42.0                    --
Vehicle inventory credit facilities; secured
    by the Company's vehicle inventory........................         990.2                 472.5
Other notes; maturities through 2009..........................         170.2                 180.4
                                                                   ----------              --------
                                                                     1,202.4                 902.9
Less:  current portion........................................      (1,038.2)               (532.0)
                                                                   ----------              --------
                                                                   $   164.2               $ 370.9
                                                                   ==========              =========


10. SHAREHOLDERS' EQUITY

         In August 1998, the Company's Board of Directors authorized the repurchase of up to $500.0 million of Common Stock over the following 12 months. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. As of September 30, 1998, the Company had repurchased an aggregate of 1.4 million shares of Common Stock for an aggregate purchase price of approximately $24.3 million. As of November 6, 1998, the Company had repurchased an additional 2.6 million shares of Common Stock for an aggregate price of approximately $36.6 million subsequent to September 30, 1998.


11. RESTRUCTURING AND OTHER CHARGES

         During the nine months ended September 30, 1997, the Company recorded restructuring and other charges related to the Company's automotive rental operations totaling approximately $94.1 million. The primary components of this charge were as follows: $32.0 million related to elimination of redundant information systems; $18.0 million related to fleet consolidation; and $44.1 million related to closure or sale of duplicate rental facilities and merger and other non-recurring expenses. Through September 30, 1998, the Company spent approximately $37.7 million related to integration and other activities and has recorded $27.7 million of these charges against certain assets. At September 30, 1998, approximately $28.7 million remained in accrued liabilities related to these charges.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12. COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   ---------------------            ---------------------
                                                                    1998           1997              1998           1997
                                                                   ------         ------            ------         ------
Net income................................................         $179.7         $125.3            $384.2         $238.5
Unrealized gain on marketable
    securities, net of income taxes.......................             .9             --                .9           65.0
Reclassification of realized gain on
    sale of marketable securities, net
    of income taxes.......................................             --             --                --          (65.0)
Foreign currency translation
    adjustments, net of income taxes......................            3.9           (1.1)              4.3           (4.3)
                                                                   ------         ------            ------         ------

Comprehensive income......................................         $184.5         $124.2            $389.4         $234.2
                                                                   ======         ======            ======         ======


13. INCOME TAXES

         Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.


14. STOCK OPTIONS AND WARRANTS

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

         A summary of stock option and warrant transactions for the nine months ended September 30, 1998 is as follows:

                                                                                                              WEIGHTED-
                                                                                                               AVERAGE
                                                                                                               EXERCISE
                                                           OPTIONS           WARRANTS        TOTAL              PRICE
                                                           -------           --------        -----            ---------
Options and warrants outstanding
     at beginning of year............................       32.4              15.7             48.1             $15.67
Granted..............................................       15.5                --             15.5              22.42
Exercised............................................        (.9)             (8.2)            (9.1)              3.58
Canceled.............................................        (.9)               --              (.9)             12.56
                                                          ------             -----            -----
Options and warrants outstanding
     at September 30, 1998...........................       46.1               7.5             53.6              19.39
                                                          ======             =====            =====
Options and warrants exercisable
     at September 30, 1998...........................       16.0               7.5             23.5              14.09
Options and warrants available
     for future grants at
     at September 30, 1998...........................       29.4               N/A             29.4                N/A



                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         In October 1998, the Company's Board of Directors approved the repricing of approximately 32.1 million employee stock options at $12.75 per share, equal to the closing price of the Company's Common Stock on the last business day prior to the date of the repricing. Option holders will be precluded from exercising any of their repriced options prior to January 2, 2000. All other terms of the existing options, including the vesting schedules, remain unchanged. After giving effect to the repricing, the weighted average exercise price of options and warrants outstanding is approximately $11.11 per share.


15. EARNINGS PER SHARE

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

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:


                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 ---------------------               --------------------
                                                                 1998             1997               1998           1997
                                                                 ----             ----               ----           ----
Weighted average shares outstanding
  used in calculating basic
  earnings per share....................................        462.8            411.7               452.6          394.8
Gross common equivalent shares..........................         29.8             46.8                46.7           62.9
Weighted average treasury
  shares purchased......................................        (12.5)           (15.4)              (25.5)         (24.2)
Effect of using weighted average
  common equivalent shares
  outstanding...........................................         (4.5)            (5.8)               (4.5)          (8.1)
                                                                ------           ------              ------         ------
Weighted average common and common
  equivalent shares used in
  calculating diluted earnings per
  share  ...............................................        475.6            437.3               469.3          425.4
                                                                ======           ======              ======         ======


16. LEGAL MATTERS

         By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, ("CarMax") accused the Company's wholly-owned subsidiary, AutoNation USA of infringing CarMax's trademark rights by using the marks AutoNation USA(sm) and "The Better Way to Buy a Car(sm)." AutoNation USA denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation USA seeking damages and an order enjoining AutoNation USA from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." On November 5, 1998, following a jury trial, the Court entered a judgement in favor of AutoNation USA and against CarMax with respect to the marks in question.

                            REPUBLIC INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         The Company is also a party to various other general corporate legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.


17. RESTATEMENT

         The Company has restated its unaudited condensed consolidated statement of operations for the three months ended September 30, 1997 for various businesses acquired in 1997 accounted for under the pooling of interests method of accounting. These acquisitions had been accounted for as immaterial pooling of interests transactions in the quarter of acquisition and prior quarters were not restated in the Company's previously issued financial statements. The quarterly restatement has no impact on previously reported 1997 operating results for the nine months ended September 30, 1997 or for the year ended December 31, 1997. The restatement is a result of a change in the Company's evaluation of the aggregate impact of individually immaterial pooling of interests transactions on the Company's prior period financial statements. The effect of the restatement for the three months ended September 30, 1997 is as follows:

                                                                                                      DILUTED
                                                     REVENUE              NET INCOME            NET INCOME PER SHARE
                                                    --------              ----------            --------------------
As previously reported......................        $3,123.6                $127.6                     $.29
Effect of restatement.......................          (202.3)                 (2.3)                      --
                                                    ---------               -------                    -----
As restated ................................        $2,921.3                $125.3                     $.29
                                                    =========               =======                    ====


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

         In May 1998, the Company announced its intention to separate the Company's solid waste subsidiary, Republic Services, Inc. ("RSG") from the Company (the "Separation"). On July 1, 1998, RSG completed an initial public offering (the "Initial Public Offering") of approximately 36.1% of its outstanding common stock resulting in net proceeds of approximately $1.4 billion. Such proceeds will be used to finance the growth of the Company's automotive retail and rental operations. The Company intends to distribute its remaining shares of common stock in RSG as of the distribution date to the Company's stockholders in 1999, subject to certain conditions and consents (the "Distribution"). The Company and RSG have entered into certain agreements providing for the Separation and governing various interim and ongoing relationships between the companies. The Distribution is contingent, in part, on the Company obtaining a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution will qualify as a tax free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to the Company.

         In October 1997, the Company sold its electronic security services division. Accordingly, operating results of the electronic security services segment for the periods prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.


BUSINESS COMBINATIONS

         The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

         In September 1998, RSG entered into a definitive agreement with Waste Management, Inc. ("Waste Management") to acquire certain assets. The assets to be acquired include 16 landfills, 11 transfer stations and 136 commercial collection routes across the United States as well as disposal agreements at various Waste Management facilities. RSG will pay approximately $500.0 million in cash plus certain additional properties in this transaction, which will be accounted for under the purchase method of accounting. The closing of this transaction is subject to approvals by various state and federal agencies.

         Businesses acquired through September 30, 1998 and accounted for under the purchase method of accounting are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

         During the nine months ended September 30, 1998, the Company acquired various businesses in the automotive retail and solid waste services industries. The Company issued an aggregate of approximately 21.9 million shares of its common stock, par value $.01 per share ("Common Stock") and paid approximately $683.5 million of cash for automotive retail acquisitions accounted for under the purchase method of accounting. The Company issued an aggregate of 3.4 million shares of Common Stock and paid approximately $132.7 million of cash for solid waste acquisitions accounted for under the purchase method of accounting.

CONSOLIDATED RESULTS OF OPERATIONS

         The Company's consolidated revenue was $4.9 billion and $12.7 billion for the three and nine months ended September 30, 1998, respectively, versus $2.9 billion and $7.4 billion for the comparable 1997 periods. Consolidated operating income was $304.5 million and $639.3 million for the three and nine months ended September 30, 1998, respectively, versus $190.3 million and $252.3 million for the comparable 1997 periods. Net income was $179.7 million and $384.2 million for the three and nine months ended September 30, 1998, respectively, versus $125.3 million and $238.5 million for the comparable 1997 periods. Diluted earnings per share from continuing operations was $.38 and $.82 for the three and nine months ended September 30, 1998, respectively, versus $.28 and $.54 for the comparable 1997 periods. The operating results for each of the Company's business segments are discussed below.


BUSINESS SEGMENT INFORMATION

         The following table sets forth revenue with percentages of total revenue, and cost of operations, selling, general and administrative expenses, restructuring and other charges and operating income with percentages of the applicable segment revenue for each of the Company's business segments for the periods indicated (in millions):

                                        THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------        ---------------------------------------
                                         1998        %           1997      %             1998       %         1997        %
                                         ----        -           ----      -             ----       -         ----        -
Revenue:
  Automotive retail..............   $3,508.0      72.0     $1,728.4     59.2        $9,024.0     71.3    $4,256.8      57.7
  Automotive rental..............    1,005.6      20.7        905.3     31.0         2,646.1     20.9     2,286.1      31.0
  Solid waste
    services.....................      355.0       7.3        287.6      9.8           991.7      7.8       834.5      11.3
                                     -------     -----      -------    -----        --------    -----     -------     -----
                                     4,868.6     100.0      2,921.3    100.0        12,661.8    100.0     7,377.4     100.0

Cost of Operations:
  Automotive retail..............    3,003.2      85.6      1,547.1     89.5         7,770.3     86.1     3,793.3      89.1
  Automotive rental..............      721.0      71.7        640.9     70.8         1,991.1     75.2     1,716.1      75.0
  Solid waste
    services.....................      246.8      69.5        202.0     70.2           688.2     69.4       603.1      72.3
                                     -------                -------                 --------              -------
                                     3,971.0                2,390.0                 10,449.6              6,112.5

Selling, General and
  Administrative:
  Automotive retail..............      375.3      10.7        156.5      9.1           963.6     10.7       408.5       9.6
  Automotive rental..............      175.1      17.4        149.3     16.5           481.3     18.2       408.7      17.9
  Solid waste
    services.....................       29.2       8.2         26.7      9.3            87.3      8.8        79.8       9.5
  Corporate expenses.............       13.5        --          8.5       --            40.7       --        21.5        --
                                     -------                  -----                  -------               ------
                                       593.1                  341.0                  1,572.9                918.5

Restructuring and
  Other Charges:
  Automotive rental..............         --        --           --       --              --       --        94.1       4.1

Operating Income:
  Automotive retail..............      129.5       3.7         24.8      1.4           290.1      3.2        55.0       1.3
  Automotive rental..............      109.5      10.9        115.1     12.7           173.7      6.6        67.2       3.0
  Solid waste
    services.....................       79.0      22.3         58.9     20.5           216.2     21.8       151.6      18.2
  Corporate expenses.............      (13.5)       --         (8.5)      --           (40.7)      --       (21.5)       --
                                      -------                -------                  -------              -------
                                      $304.5                 $190.3                   $639.3               $252.3
                                      =======                =======                  =======              ========


AUTOMOTIVE RETAIL

         Automotive retail revenue was $3.5 billion for the three months ended September 30, 1998 versus $1.7 billion for the comparable 1997 period, an increase of 103.0%. Acquisitions accounted for 97.4% of the increase, new AutoNation USA megastores accounted for 8.8% of the increase and volume declines offset by price increases accounted for (3.2)%. The decline in volume during the three months ended September 30, 1998 is attributed primarily to the effects of the General Motors strike and a weak used car market. Automotive retail revenue was $9.0 billion for the nine months ended September 30, 1998 versus $4.3 billion for the comparable 1997 period, an increase of 112.0%. Acquisitions accounted for 100.2% of the increase, new AutoNation USA megastores accounted for 13.4% of the increase and volume declines offset by price increases accounted for (1.6)%.

         Cost of automotive retail operations was $3.0 billion and $7.8 billion for the three and nine months ended September 30, 1998, respectively, versus $1.5 billion and $3.8 billion for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions. Cost of automotive retail operations as a percentage of automotive retail revenue was 85.6% and 86.1% for the three and nine months ended September 30, 1998, respectively, versus 89.5% and 89.1% for the comparable 1997 periods. The decreases in such costs as percentages of automotive retail revenue are primarily due to reduced inventory costs and product mix.

         Selling, general and administrative expenses were $375.3 million and $963.6 million for the three and nine months ended September 30, 1998, respectively, versus $156.5 million and $408.5 million for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions. Selling, general and administrative expenses as a percentage of automotive retail revenue were 10.7% for the three and nine months ended September 30, 1998 versus 9.1% and 9.6% for the comparable 1997 periods. The increases in selling, general and administrative expenses as percentages of automotive retail revenue are primarily due to higher costs of acquired businesses and lower volume during the periods.

AUTOMOTIVE RENTAL

         Automotive rental revenue was $1.0 billion for the three months ended September 30, 1998 versus $905.3 million for the comparable 1997 period, an increase of 11.1%. Acquisitions accounted for 7.3% of the increase and price and volume accounted for 3.8% of the increase. Automotive rental revenue was $2.6 billion for the nine months ended September 30, 1998 versus $2.3 billion for the comparable 1997 period, an increase of 15.7%. Acquisitions accounted for 13.6% of the increase and primarily price accounted for 2.1% of the increase.

         Cost of automotive rental operations was $721.0 million and $2.0 billion for the three and nine months ended September 30, 1998, respectively, versus $640.9 million and $1.7 billion for the comparable 1997 periods. The increases in aggregate dollars are due to acquisitions and costs associated with maintaining a larger fleet. Cost of automotive rental operations as a percentage of automotive rental revenue was 71.7% and 75.2% for the three and nine months ended September 30, 1998, respectively, versus 70.8% and 75.0% for the comparable 1997 periods. The increases in such costs as percentages of revenue are due to lower fleet utilization primarily in the leisure segment.

         Selling, general and administrative expenses were $175.1 million and $481.3 million for the three and nine months ended September 30, 1998, respectively, versus $149.3 million and $408.7 million for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions, growth of existing operations and costs associated with implementing the Company's Odyssey operating system ("Odyssey"). Selling, general and administrative expenses were 17.4% and 18.2% for the three and nine months ended September 30, 1998, respectively, versus 16.5% and 17.9% for the comparable 1997 periods. The increases in such costs as percentages of revenue for the three and nine months ended September 30, 1998 versus the comparable 1997 periods are primarily due to costs associated with implementing Odyssey and, during the three months ended September 30, 1998, higher selling costs.

         During the nine months ended September 30, 1997, the Company recorded restructuring and other charges related to the Company's automotive rental operations totaling approximately $94.1 million. The primary components of this charge were as follows: $32.0 million related to elimination of redundant information systems; $18.0 million related to fleet consolidation; and $44.1 million related to closure or sale of duplicate rental facilities and merger and other non-recurring expenses. Through September 30, 1998, the Company spent approximately $37.7 million related to integration and other activities and has recorded $27.7 million of these charges against certain assets. At September 30, 1998, approximately $28.7 million remained in accrued liabilities related to these charges.

SOLID WASTE SERVICES

         Solid waste services revenue was $355.0 million for the three months ended September 30, 1998 versus $287.6 million for the comparable 1997 period, an increase of 23.4%. Internal growth accounted for 14.9% of the increase, of which price and primarily volume contributed 10.1% and "tuck-in" acquisitions contributed 4.8%. Acquisitions accounted for the remaining 8.5% of the increase. Solid waste services revenue was $991.7 million for the nine months ended September 30, 1998 versus $834.5 million for the comparable 1997 period, an increase of 18.8%. Internal growth accounted for 11.5% of the increase, of which price and primarily volume contributed 6.7% and "tuck-in" acquisitions contributed 4.8%. Acquisitions accounted for the remaining 7.3% of the increase.

         Cost of solid waste services operations was $246.8 million and $688.2 million for the three and nine months ended September 30, 1998, respectively, versus $202.0 million and $603.1 million for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions. Cost of solid waste services operations as a percentage of solid waste services revenue was 69.5% and 69.4% for the three and nine months ended September 30, 1998, respectively, versus 70.2% and 72.3% for the comparable 1997 periods. The decreases in such costs as percentages of solid waste services revenue are primarily a result of improved operating efficiencies.

         Selling, general and administrative expenses were $29.2 million and $87.3 million for the three and nine months ended September 30, 1998, respectively, versus $26.7 million and $79.8 million for the comparable 1997 periods. The increases in aggregate dollars are primarily due to acquisitions. Selling, general and administrative expenses as a percentage of solid waste services revenue were 8.2% and 8.8% for the three and nine months ended September 30, 1998, respectively, versus 9.3% and 9.5% for the comparable 1997 periods. The decreases in such expenses as percentages of solid waste services revenue are primarily due to leveraging the existing overhead structure on an expanding revenue base.

CORPORATE

         Corporate expenses were $13.5 million and $40.7 million for the three and nine months ended September 30, 1998, respectively, versus $8.5 million and $21.5 million for the comparable 1997 periods. Such increases are a result of the overall growth experienced by the Company.

INTEREST INCOME

         Interest income was $3.0 million and $6.3 million for the three and nine months ended September 30, 1998, respectively, versus $3.1 million and $14.9 million for the comparable 1997 periods. The decrease in interest income for the nine months ended September 30, 1998 versus the comparable 1997 period is primarily due to lower cash balances on hand during the periods.

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities for acquisitions. Interest expense was $4.2 million and $18.2 million for the three and nine months ended September 30, 1998, respectively, versus $3.1 million and $13.7 million for the comparable 1997 periods. Such increases are primarily due to borrowings for acquisitions. Interest expense related to revenue earning vehicle financing and vehicle inventory financing is included in cost of operations for automotive rental and automotive retail, respectively.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net for the nine months ended September 30, 1997 includes a $102.3 million pre-tax gain from the May 1997 sale of the Company's 15.0 million shares of ADT Limited common stock, net of fees and expenses.

INCOME TAXES

         The provision for income taxes was $110.4 million and $225.4 million for the three and nine months ended September 30, 1998, respectively, versus $69.7 million and $131.1 million for the comparable 1997 periods. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

         Effective with the Initial Public Offering on July 1, 1998, RSG is no longer included in the Company's consolidated federal income tax return.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

         Minority interest in net income of subsidiary was $16.7 million for the three months ended September 30, 1998. Such amount represents 36.1% (the percentage of RSG common stock issued in the Initial Public Offering) of RSG's net income during the period.

FINANCIAL CONDITION

         At September 30, 1998, the Company had $325.1 million in cash and approximately $961.0 million of availability under its $1.0 billion unsecured revolving credit facility which may be used for general corporate purposes.

         As previously discussed, on July 1, 1998 the Company's solid waste subsidiary, RSG, completed the Initial Public Offering resulting in net proceeds of approximately $1.4 billion. Proceeds from the offering were partially used to repay in full amounts outstanding under the Company's revolving credit facility. Effective with the Initial Public Offering, RSG is financed autonomously. Accordingly, RSG's operating cash flow is retained by RSG and is no longer commingled with the Company's cash flow from its automotive operations. In addition, borrowings under the Company's $1.0 billion revolving credit facility are no longer used to finance RSG's working capital requirements or acquisitions. In July 1998, RSG entered into a $1.0 billion unsecured revolving credit facility (the "RSG Credit Facility") with a group of banks to finance its working capital requirements and future acquisitions. $500.0 million of the RSG Credit Facility has a term of 364 days and the remaining $500.0 million has a term of 5 years. Borrowings under the RSG Credit Facility bear interest at LIBOR based interest rates. At September 30, 1998, RSG had approximately $949.0 million of availability under the RSG Credit Facility.

         The Company finances vehicle purchases for its domestic automotive rental operations through a $3.35 billion program comprised of a $2.3 billion commercial paper program and three commercial paper conduit facilities totaling $1.05 billion. In June 1998, the Company increased the commercial paper conduit facilities by $500.0 million to $3.85 billion through November 1998. In October 1998, the Company extended the maturity of certain bank lines of credit totaling $2.3 billion which provide liquidity backup for these facilities from October 1998 to January 1999. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. As of September 30, 1998, the Company had approximately $203.9 million of availability under this program. The Company expects to continue to fund its revenue earning vehicle purchases with secured vehicle financings.

         The Company has vehicle inventory financing and other credit facilities to fund its automotive retail operations. In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $389.2 million at September 30, 1998.

         In September 1998, the Company entered into a $1.0 billion commercial paper warehouse facility with unrelated financial institutions for the securitization of installment loan receivables generated by the Company's automotive finance subsidiary. During the three months ended September 30, 1998, the Company securitized approximately $461.8 million of loan receivables under this program. Proceeds from the securitization were primarily used to repay borrowings under the Company's revolving credit facility. The Company expects to continue to securitize receivables under this facility and/or other programs.

         In August 1998, the Company's Board of Directors authorized the repurchase of up to $500.0 million of Common Stock over the following 12 months. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. As of September 30, 1998, the Company had repurchased 1.4 million shares of Common Stock for an aggregate price of approximately $24.3 million. As of November 6, 1998, the Company had repurchased an additional 2.6 million shares of Common Stock for an aggregate price of approximately $36.6 million subsequent to September 30, 1998.

         The Company believes that it has sufficient financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents increased by $177.1 million and decreased by $158.2 million during the nine months ended September 30, 1998 and 1997, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash used in operating activities was $78.8 million and $364.2 million during the nine months ended September 30, 1998 and 1997, respectively. As previously discussed, the Company finances its revenue earning vehicle purchases with secured vehicle financings. The Company generated positive operating cash flow of $436.6 million and $212.8 million during the nine months ended September 30, 1998 and 1997, respectively, excluding revenue earning vehicle depreciation and purchases of revenue earning vehicles (net of sales) totaling $515.4 million and $577.0 million during the nine months ended September 30, 1998 and 1997, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for business acquisitions, capital additions and other transactions as further described below.

         Cash used in business acquisitions was $728.0 million and $99.7 million for the nine months ended September 30, 1998 and 1997, respectively. In addition, as discussed under "Cash Flows from Financing Activities," the Company repaid debt assumed in acquisitions. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 2, "Business Combinations" of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of businesses acquired.

         Capital additions were $478.5 million and $324.6 million during the nine months ended September 30, 1998 and 1997, respectively.

         In March 1997, the Company exercised its warrant to acquire 15.0 million common shares of ADT Limited (the "ADT Shares") for $20 per share. In May 1997, the Company sold the 15.0 million ADT Limited common shares for $27.50 per share to certain institutional investors.

         The Company expects capital expenditures and cash used in business acquisitions to increase during the remainder of 1998 and in the foreseeable future due to expansion of the Company's existing businesses. The Company intends to finance capital expenditures and business acquisitions through cash on hand, revolving credit facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the nine months ended September 30, 1998 and 1997 consisted of revenue earning vehicle financings, commercial bank borrowings, repayments of debt, proceeds from the July 1998 RSG Initial Public Offering, treasury stock purchases and, in 1997, the sale of Common Stock in a private placement transaction.

         Payments of notes payable and long-term debt were $299.6 million and $765.2 million during the nine months ended September 30, 1998 and 1997, respectively. These amounts consist primarily of the repayment of debt assumed in acquisitions and, in 1997, approximately $300.0 million borrowed to fund the purchase of the ADT Shares described above.

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

YEAR 2000

         The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000 ("Y2K"). The Company is currently addressing the impact of Y2K on its computer programs, embedded chips and third party suppliers. The Company has developed a dedicated Year 2000 Project Office to coordinate compliance efforts and ensure that the project status is monitored and reported throughout the organization.

         Each division of the Company has developed plans to correct Y2K issues and, to date, has made progress as follows:

Automotive Retail Division:
         Approximately 80% of the Company's auto dealerships currently use one of two major vendor's Dealer Management Systems (DMS), which perform the core functions of a dealership's operations. The Company has determined, subject to verification and testing, that these vendors are or will be Y2K compliant by early 1999. Company-owned dealerships using these DMS systems have been or will be upgraded to the compliant version. The Company intends to obtain further documentation to support such compliance as well as conduct testing to verify compliance. The DMS in operation at the remaining 20% of the Company's dealerships are currently believed to be compliant. Further documentation is being obtained and testing is being conducted to verify this compliance.

         The Company has developed other software applications that are in use at its AutoNation USA megastores as well as some of its new car dealerships. These applications have been developed recently and are not believed to contain any significant Y2K issues. However, the Company has retained a consulting firm to complete a pilot assessment of the code to determine if any significant issues exist. This effort is scheduled for completion at the end of November 1998. Any additional actions necessary will be based on the result of that assessment.

         The Company has completed an inventory of its dealerships, megastores and reconditioning centers to identify other critical business systems, products and vendors, including embedded chip issues. The identification of non-compliance issues is scheduled to be completed by the end of 1998 and any issues are expected to be remedied or replaced in mid 1999.

Automotive Rental Division:
         Over the past year, the Company, in conjunction with external consultants, has been developing the "Odyssey" system, which will replace substantially all rental systems, as well as the hardware and operating systems used to support these systems. This system has been designed to be Y2K compliant and Y2K testing will be completed prior to implementation. This system is scheduled to be implemented at the Company's North American National Car Rental ("National")locations prior to the end of 1998.

         The Odyssey system is scheduled to be implemented at the Company's Alamo Car Rental ("Alamo") locations prior to the year 2000. As a contingency, assuming the Odyssey system fails to be available and compliant on a timely basis, Alamo's existing systems are being remediated and that process, which began in 1997, is approximately 50% complete. Testing of the corrected code is taking place as changes are made.

         The Rental Division is in the process of surveying all North American rental locations to identify other critical business systems, products and vendors, including embedded chip issues. The identification of non-compliance issues is scheduled to be completed by the end of 1998 and any issues are expected to be remediated or replaced by mid 1999. A plan is currently being developed to address foreign locations and licensees and should be finalized by November 1998.

Solid Waste Division:
         The Solid Waste Division has identified six critical systems or processes related to Y2K compliance. These are hauling and disposal fleet operations, electrical systems, telecommunications, payroll processing, billing systems and payments to critical third parties. The Company expects to be complete with the inventory and assessment of this information by December 1998. As information is received related to these areas, the Company analyzes the compliance of products and develops a strategy for repair or replacement of non-compliant systems as well as testing and validation of such items. The Company expects to be substantially complete with the analysis of this information by early 1999. The remediation phase is expected to be complete by mid 1999.

Costs To Address Y2K
         To date, the Company estimates that it has spent approximately $6.4 million on Y2K efforts across all areas and expects to spend a total of approximately $30.0 million when complete. Such amounts exclude costs associated with replacing the Company's automotive rental systems with Odyssey since the Odyssey implementation was planned in advance and not accelerated as a result of Y2K. The Company expects to fund Y2K costs through operating cash flow. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used, and past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

Risks and Contingency Plans
         The Company presently believes, that upon remediation of its business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Y2K issue could have a material adverse impact on the Company's operations including, but not limited to, delays in delivery of products resulting in loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company has initiated comprehensive contingency and business continuation plans which are expected to be in place in early 1999 in order to ensure enough time for implementation of such plan, if necessary and thus possibly avoid such risks.

         Determining the Y2K readiness of third party products and business dependencies requires pursuit, collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of products and dependencies, there can be no assurances that realiable information will be offered or otherwise available. In addition, verification methods (including testing methods) may not be reliable or fully implemented. Accordingly, notwithstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a product (information technology and other computerized equipment) or a business dependency (including a supplier, distributor or ancillary industry group) is Y2K ready.


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

FORWARD-LOOKING STATEMENTS

         Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the dependence on vehicle manufacturers to approve dealership acquisitions and the restrictions imposed by vehicle manufacturers on dealership acquisitions and operations; the possibility of unfavorable changes to the cost or financing of the Company's vehicle rental fleet; the Company's dependence on key personnel; the risks and costs associated with complying with the date change in the year 2000; and other factors contained in the Company's filings with the Securities and Exchange Commission.

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

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 1997 included under Item 7A of the Company's most recent Annual Report on Form 10-K. At September 30, 1998, notional principal amounts related to interest rate swaps (variable to fixed rate) were $2.7 billion maturing as follows: $100.0 million in the remainder of 1998; $650.0 million in 1999; $1.0 billion in 2000; $250.0 million in 2001; $150.0 million in 2002; and $500.0 million in 2003. As of September 30, 1998, the weighted average fixed rate payment on variable to fixed rate swaps was 5.86%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate ($2.6 billion notional principal amount) and LIBOR ($100.0 million notional principal amount). Including the Company's variable to fixed interest rate swaps, the Company's ratio of fixed interest rate debt to total debt outstanding was 57% as of September 30, 1998.

         In September 1998, the Company entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $498.0 million maturing in 2004 which effectuate a variable to fixed rate swap at a weighted average rate of 5.17% at September 30, 1998. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, ("CarMax") accused the Company's wholly-owned subsidiary, AutoNation USA of infringing CarMax's trademark rights by using the marks AutoNation USA(sm) and "The Better Way to Buy a Car(sm)." AutoNation USA denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation USA seeking damages and an order enjoining AutoNation USA from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." On November 5, 1998, following a jury trial, the Court entered a judgement in favor of AutoNation USA and against CarMax with respect to the marks in question.

         The Company is also a party to various other general corporate legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Sales of Unregistered Shares:

         All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         From time to time throughout the three months ended September 30, 1998, the Company issued an aggregate of 7,180,127 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $2.75 to $3.50.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.1 Financial Data Schedule for the Nine Months Ended September 30, 1998 (for SEC use only)

(b)      Reports on Form 8-K:

         Form 8-K, filed and dated July 22, 1998, Item 5, reporting restated consolidated financial statements for certain 1996 and 1997 business combinations accounted for under the pooling of interests method of accounting.

         Form 8-K/A, dated July 22, 1998 (filed September 11, 1998), Item 5, reporting restated consolidated financial statements for certain 1996 and 1997 business combinations accounted for under the pooling of interests method of accounting.

         Form 8-K, filed and dated August 15, 1998, Item 5, reporting that the Company's Board of Directors had authorized the repurchase of up to $500 million of the Company's common stock over the next 12 months.

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


Date: November 13, 1998