Form 10-K405
period 1998-12-31
REPUBLIC INDUSTRIES INC
filed 1999-03-31
CIK 350698

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-13107

                           REPUBLIC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                       73-1105145
          (State of Incorporation)                            (I.R.S. Employer
                                                            Identification No.)
            110 S.E. 6TH STREET
          FORT LAUDERDALE, FLORIDA                                 33301
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1999, the registrant had 453,764,032 shares of Common Stock outstanding and, at such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $4,983,642,485.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III Portions of the Registrant's Proxy Statement relative to the 1999 Annual Meeting of Stockholders.

     Part IV  Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                            PAGE NUMBER
                                                                            -----------
PART I
Item  1.      Business....................................................       1
Item  2.      Properties..................................................      15
Item  3.      Legal and Administrative Proceedings........................      24
Item  4.      Submission of Matters to a Vote of Security Holders.........      24

PART II
Item  5.      Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................      25
Item  6.      Selected Financial Data.....................................      26
Item  7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................      27
Item  8.      Financial Statements and Supplementary Data.................      41
Item  9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................      70

PART III
Item 10.      Directors and Executive Officers of the Registrant..........      71
Item 11.      Executive Compensation......................................      71
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................      71
Item 13.      Certain Relationships and Related Transactions..............      71

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................      72

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Republic Industries, Inc. (the "Company") is the largest automotive retailer in the United States and one of the country's leading providers of vehicle rental services. The Company owns approximately 380 franchised automotive dealerships in 20 states. The Company also owns 37 and franchises 8 AutoNation USA used vehicle megastores in 13 states. In addition, the Company owns National Car Rental System, Inc. ("National"), Alamo Rent-A-Car, Inc. ("Alamo") and CarTemps USA.

     The Company's automotive retail business consists of the sale, lease and financing of new and used vehicles and related automotive services and products. The Company's retail operations are organized into 10 regional districts which cover 28 major domestic markets. The Company owns and operates franchises granted by the manufacturers of 39 different brands of cars and light trucks.

     The Company's automotive rental business rents vehicles on a daily or weekly basis to leisure and business travelers principally from on-airport or near airport locations through National and Alamo and to local customers who need replacement vehicles from locations in suburban areas through CarTemps USA. The Company's automotive rental business operates in all 50 states in the United States, and in Canada, the Caribbean, Latin America, the Pacific, Australia, Europe, Africa and the Middle East.

     The Company was incorporated in Oklahoma in 1980 and reincorporated in Delaware in 1991. The Company's common stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange ("NYSE") under the symbol "RII". For information concerning financial condition, results of operations, related financial data and business segment information, and regarding business combinations, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." For certain risk factors related to the Company's business, operations and financial performance, see "-- Risk Factors."

RECENT EVENTS

     In May 1998, the Company announced its intention to separate its solid waste services business, Republic Services, Inc. ("RSG"), from the Company. The Company and RSG have entered into certain agreements providing for the separation and governing various interim and ongoing relationships between the companies. The Company also announced its intention to distribute its remaining shares of RSG's common stock as of the distribution date to the Company's stockholders in 1999, subject to conditions and consents. The distribution was contingent on the Company obtaining a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, the distribution would qualify as a tax free distribution for federal income tax purposes under
Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to the Company.

     In July 1998, the Company filed its request for the private letter ruling with the IRS, and continued to process the request through February 1999 with the expectation of completing the distribution in mid-1999. In March 1999, the IRS advised the Company in writing that the IRS would not rule as requested. In light of the IRS action, the Company's Board of Directors decided in March 1999 not to make the distribution but to sell its remaining stock in RSG. Accordingly, the Company's solid waste services segment has been accounted for as discontinued operations.

     The operations of RSG primarily consist of the collection and disposal of non-hazardous solid waste. RSG is 63.9% owned by the Company and is a public company traded on the New York Stock Exchange. Information about RSG's business, including its business strategy and operations, is incorporated by reference to
Item 1 of RSG's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission (Commission File No. 1-14267).

BUSINESS STRATEGY

     The Company's business strategy is to improve stockholder value by enhancing its market share and earnings by (1) improving customer satisfaction,
(2) building strong national brands, (3) broadening the Company's operations by making selective acquisitions of businesses and (4) continuing to integrate and consolidate operations in the Company's existing lines of business to maximize revenue and minimize costs. Although management believes that the Company can compete effectively in the automotive retail and rental businesses by obtaining business efficiencies, economies of scale and related costs savings, there can be no assurance that future results will improve as a result of any cost savings and efficiencies. For certain risks involved in the Company's business strategy, see "-- Risk Factors."

AUTOMOTIVE RETAIL STRATEGY

     Even though the Company is the largest automotive retailer in the United States, its share of the total automotive retail industry is small. Accordingly, the Company's management believes that growth opportunities remain in the fragmented automotive retail markets, and expects that the Company's significant growth will continue for the foreseeable future.

  Three-Step Growth Model

     The Company's strategic model for building its automotive retail business follows a three-step plan:

     - Acquire the best franchised automotive dealerships in the nation.

     - Build these franchised dealerships into a national retail network.

     - Re-define the customer experience by changing the sales and service processes to better serve customers needs.

     Acquire the Best Franchised Dealerships. The Company has acquired many of the finest franchised automotive dealerships in some of the fastest-growing markets in the United States. The Company has sought out dealerships with well established reputations for quality service, competitive pricing and programs designed to improve customer convenience and satisfaction. The objective of the Company's acquisition strategy is to be the leading automotive retailer in every market in which it operates. Currently, the Company owns dealerships in 28 markets. The Company will continue making acquisitions in 1999, especially to build its presence in existing markets.

     Build a Retail Network. In 1998 the Company progressed to the second level of its strategic model, building a strong retail network. The Company has organized its franchised automotive dealerships and AutoNation USA megastores into districts, and market clusters within these districts. The Company's 10 automotive retail districts are organized to leverage the strengths of the franchised dealerships and AutoNation USA megastores. The Company is now managing the combined resources of each district to reduce costs, become the low-price provider and build market share. The district structure leverages economies of scale in advertising, inventory sharing, cross-selling and other retail functions. The district structure also supports the dealerships and places the day-to-day decision-making in the local market, closer to the customer.

     The district structure also provides opportunities for the Company's dealerships to share best practices. The Company's automotive dealerships are sharing people, vehicle and parts inventories, service and collision assignments, and administrative operations. In this highly competitive business, the Company intends to be the low-price provider -- delivering every product and service our customers require at the lowest possible price. The Company is also finding new ways to attract and retain customers as the Company's network expands.

     During 1998, the Company opened nine AutoNation USA megastores and acquired Driver's Mart Worldwide, Inc., the franchisor of eight Driver's Mart used vehicle locations which were subsequently re-branded AutoNation USA. The total number of megastores at the end of 1998 was 42. Three more megastores were opened in 1999, bringing the total to 45 locations in 13 states. The Company does not plan to open any additional AutoNation USA megastores in 1999. During 1999 a number of the megastore sites will be re-configured to add franchised automotive dealerships. These franchises will create new profit centers and should drive more traffic to the megastores.

     Re-Define the Customer Experience. Each of the Company's districts is focused on building a retail network of new and used vehicle stores, increasing market share, revenue and earnings and delivering superior customer satisfaction. In the Denver district, the Company is also focused on the third part of the strategy -- redefining the customer experience. In December 1998, the Company launched the "Mile High Project" and converted all of its franchised automotive dealerships in Denver into a single network co-branded "AutoNation USA." The Denver stores feature common sales, service and operating practices including, a one-price, no-haggle policy which emphasizes customer service and owner retention initiatives. The Company's stores also offer a guarantee on certain repair work for twelve months or 12,000 miles. Other innovations include touch-screen kiosks that allow customers to browse Denver-wide inventories, appraisals for trade-ins that are valid at all Denver locations, a menu finance and insurance selling system and a three-day, 150-mile refund policy on all vehicles. Customer reaction to date has been positive.

     The Company anticipates that its unique and extensive network of franchised automotive dealerships and AutoNation USA megastores will provide consumers with access to benefits not available elsewhere. The ownership and operation of numerous franchised automotive dealerships and AutoNation USA megastores within each district permit the Company to sell to customers many brands and models of vehicles from the vast inventory within the district. The large number of stores within each district also permit the Company to capture the warranty, service and parts needs of consumers who purchase many brands and models of vehicles, and to offer local/replacement vehicle rental service to customers through CarTemps USA at many of the Company's larger dealerships and AutoNation USA megastores when vehicles are being serviced or repaired.

     The Company's goal is to establish AutoNation as a brand which consumers identify with trust, innovation, value and service. The Company also believes that its programs and benefits will result in higher customer satisfaction ratings. These programs and benefits will continue to improve as the Company implements the best dealer practices in its retail network. Finally, the Company will be able to accumulate a unique customer database to further identify and meet consumer needs.

  E-Commerce Strategy

     In 1998 the Company established websites for each of the Company's franchised automotive dealerships and AutoNation USA megastores. The Company began selling vehicles on-line via the internet in the fourth quarter of 1998. The Company has developed an e-commerce sales force of specially trained internet sales consultants based at the Company's franchised automotive dealerships and AutoNation USA megastores. These consultants use "Compass," a proprietary software program to track and service internet sales leads. Compass, which can alert an internet sales consultant as soon as an inquiry is received, can be accessed wherever internet service is available -- 24 hours a day, seven days a week. That allows rapid response times to e-commerce inquiries. Unlike internet lead generators, however, the Company owns the lead from the moment the prospective buyer clicks onto one of its sites until the moment they purchase the vehicle. The Company has also developed relationships with most third party lead generators.

AUTOMOTIVE RENTAL STRATEGY

     In its automotive rental business, the Company's goal is to become a fully integrated and leading provider of services to consumers in the business and leisure travel markets and to continue to expand its presence in the local/replacement vehicle rental market. The Company intends to maximize the benefits of the brand equity that both National and Alamo enjoy while realizing significant economies of scale through the consolidation of overlapping administrative functions. A "two brands, supported by a common organization" business strategy will be used to leverage the strengths of each company.

     The Company formed the North American Rental Group in 1998 to manage National and Alamo and reduce operating costs, share fleet and build a state-of-the-art operating and revenue management system. In 1998, the Company installed this system, called Global Odyssey, at each National Car Rental location. This system will be installed at each Alamo location and once the installation is completed, the two companies will share a common information technology platform facilitating more sophisticated inventory management and fleet sharing.

     The Company's local/replacement vehicle rental business was rebranded under the CarTemps USA brand name in 1998. The Company expects to have a total of 500 CarTemps USA locations in the United States by the end of 1999. The Company also expects to have CarTemps USA locations at most of the Company's larger franchised automotive dealerships and AutoNation USA megastores.

OPERATIONS

     The Company's operations are organized primarily into two general industry segments, automotive retail and automotive rental. The Company has classified its solid waste services segment as discontinued operations. See
"Business-Recent Events."

AUTOMOTIVE RETAIL

     The Company owns approximately 380 franchised automotive dealerships in 20 states. The Company also owns 37 and franchises 8 AutoNation USA megastores in 13 states. The new vehicle franchises include practically all brands of cars and light trucks.

     The Company has established 10 automotive retail districts to operate its automotive retail businesses, including its franchised automotive dealerships and its AutoNation USA megastores. Each automotive retail district is designed to serve local retail consumers in a defined geographic area and function as a distinct business unit under one local management team. The number of stores in each district vary.

     Each of the Company's franchised automotive dealerships offers brand name new and used vehicles. Customers generally have a choice of purchasing or leasing any vehicle. In recent years the number of leasing transactions has increased due to the rising prices of new vehicles and the support of vehicle manufacturers. Through the use of captive leasing companies, manufacturers have supported the residual values of leased vehicles which has lowered the monthly payments on leased vehicles relative to purchased vehicles that are financed. Each of the Company's franchised automotive dealerships also offers aftermarket products such as cellular phones, upgraded sound systems, alarms, extended service contracts and other finance and insurance products. Almost all of the Company's franchised automotive dealerships have service facilities which provide a wide range of vehicle maintenance and repair services.

     The Company provides financial products and services to the Company's customers through its automotive finance subsidiary, AutoNation Financial Services, and through third parties, including the vehicle manufacturers' finance companies. Having its own in-house finance company allows the Company to maintain the quality and consistency of financial products offered throughout its network of automotive retailers. The range of AutoNation Financial Services products includes retail and lease financing, secondary customer referral programs, vehicle protection and maintenance programs and insurance products.

     New vehicles are acquired directly from the manufacturers and the mix of vehicles is generally determined by the manufacturers based on several factors including the size and location of the dealership and the dealer's sales record and customer satisfaction rating. Used vehicles are generally acquired from customer trade-ins and off-lease vehicles. The Company has several other sources of supply for used vehicles, including purchasing from automotive dealerships and, to a lesser extent, auctions and other sources. At the auctions, the Company purchases used vehicles through competitive bidding. Generally, used vehicles acquired for retail sale at its franchised automotive dealerships and AutoNation USA megastores are reconditioned by the Company. The Company uses the service facilities at its AutoNation USA megastores and franchised automotive dealerships to recondition used vehicles.

     Each of the Company's automotive dealerships operates under a franchise agreement with a vehicle manufacturer. The franchise agreements generally grant the franchised automotive dealership a non-exclusive right to sell the manufacturer's brand of vehicles and offer related parts and service within a specified market area. Generally, a manufacturer will retain the discretion to allocate the mix of vehicles distributed to its franchised dealerships within a given market area. The franchise agreements also grant the dealerships the right to use the manufacturer's trade names in connection with the sale of its vehicles. The franchise agreements generally impose operational requirements and restrictions on the automotive dealerships relating to inventory levels, working capital requirements, showroom, service facilities and signage, personnel and monthly financial reporting, among other things. The franchise agreements generally provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes including changes of ownership without prior approval, certain bankruptcy related events, the death, disability or conviction of the dealer principal, the failure to maintain certain customer satisfaction ratings, or any material breach of the franchise agreement.

     The Company has entered into framework agreements with most major vehicle manufacturers. These agreements generally contain provisions relating to the Company's acquisition, ownership structure, management and operation of automotive dealerships franchised by such manufacturers. Such agreements also set limits on the number of dealerships which the Company may acquire of the particular manufacturer, based upon either retail sales or a fixed number of dealerships. From time to time, the Company will approach these limits with respect to a few manufacturers as it continues to expand and acquire franchised automotive dealership groups. In addition, certain of the agreements provide that the manufacturer will have the right to acquire, for fair market value, any of a manufacturer's franchised automotive dealerships operated by the Company under certain circumstances, in the event of a change in control of the Company, the acquisition of 20% or more of the voting stock of the Company by another manufacturer or certain other extraordinary corporate transactions such as a merger or sale of all of the Company's assets.

     There are also various federal and state laws that govern the relationships between franchised automotive dealerships and vehicle manufacturers. These include statutes that prohibit manufacturers from terminating or failing to renew a franchise without good cause and that prohibit manufacturers from unreasonably withholding approval of a proposed change in ownership. Under such statutes, a vehicle manufacturer may disapprove of a proposed change in ownership only for certain enumerated reasons involving such matters as the moral character, financial capability and/or business experience of the proposed transferee.

AUTOMOTIVE RENTAL

     The automotive rental industry is composed of three principal markets: the market for business travelers, the market for leisure travelers and the market for local replacement vehicles. In the business and leisure markets, the Company rents vehicles principally from on-airport or near-airport locations. In the local/replacement market, the Company rents vehicles primarily to individuals who have temporarily lost the use of their vehicles through accident, theft, breakdown or other occurrences. The local/replacement market rents principally from locations in suburban areas.

     National principally targets the general use market for business travelers. National's vehicle rental business operates in all 50 states in the United States and in Canada, the Caribbean, Latin America, the Pacific, Australia, Europe, Africa and the Middle East. National serves its customers in Japan and other parts of the Pacific through a marketing affiliation with Nippon Rent-A-Car. Prior to February 1, 1998, National served its customers in Europe, Africa and the Middle East through a marketing affiliation with Europcar/Interrent. Beginning February 1, 1998, as a result of the Company's acquisition of EuroDollar plc in the fourth quarter of 1997, National began to operate, and in some cases license, locations in Europe, Africa and the Middle East. EuroDollar operations in Europe were rebranded as National operations in 1998.

     Alamo principally targets the general use market for leisure travelers. Alamo's vehicle rental business operates in 35 states in the United States and in Canada, Mexico and Europe. As a result of the Company's acquisition of EuroDollar plc, Alamo is being co-branded with National at numerous locations through Europe, Africa and the Middle East.

     In the United States, all of Alamo's rental locations and most of National's rental locations in large markets are corporate-owned. National licenses a number of its locations to third party operators, generally in smaller domestic markets and in many foreign markets. Alamo licenses a number of its international locations to third party operators. All of the CarTemps USA locations are corporate-owned.

     General Motors has been the principal supplier of rental vehicles to National and Alamo for many years. In the 1998 model year, vehicles manufactured by General Motors made up approximately 70% of National and Alamo's domestic rental fleet purchases.

     A large percentage of the Company's fleet purchases are subject to manufacturer repurchase programs. National and Alamo purchased approximately 94% of their combined U.S. rental fleet during model year 1997 and 91% during 1998 under repurchase programs pursuant to which either the manufacturer is obligated to repurchase vehicles within designated periods of time or the manufacturer has guaranteed that the vehicles will not depreciate more than a specified amount compared to actual auction prices. Approximately 80% of the Company's combined vehicle rental fleet in 1999 will be acquired under repurchase programs. The Company may, at its option, require the manufacturers to repurchase vehicles under the repurchase programs at any time during allowable periods. If vehicles subject to repurchase programs are returned earlier than originally anticipated, the depreciation expense is usually increased for the period such vehicles were in service. Vehicle depreciation is the single largest cost component of the Company's automotive rental operations, and it is materially affected by vehicle manufacturers' repurchase programs.

     Under the repurchase programs with General Motors, the rental fleets of National and Alamo must consist of specified minimum percentages of General Motors vehicles. Through model year 2000, National and Alamo must maintain at least 51% of General Motors vehicles in order to be eligible for certain incentives under the repurchase programs. In return, General Motors has agreed to make available a specified minimum number of vehicles each model year.

     Purchases made outside of repurchase programs are made from a number of sources, including private and public auctions, wholesalers, automotive dealerships and vehicle manufacturers. Vehicles that are not subject to repurchase programs are disposed of through private and public auctions and resales to wholesalers and automotive dealerships, among other methods.

     Concession fees for airport locations are generally based on a percentage of total revenue (as determined by each airport), subject to a minimum guaranteed amount. Concessions are typically awarded by airport authorities every three to five years based upon competitive bids. At near-airport locations, airport authorities generally charge permit fees for the privilege of customer pick-up and drop-off at terminals by courtesy vans or buses. At almost all airports at which they operate, National and Alamo are two of several vehicle rental concessionaires.

     The Company operates five reservations centers used primarily for bookings by business and leisure travelers. The systems reroute calls to less utilized centers so that customers get the best and quickest service. In addition, the National and Alamo systems are linked so that if one is sold out the customer will be rerouted to the other for service. A large percentage of National's and Alamo's bookings are also made through an automated global distribution system as commercial renters typically book reservations through travel agencies.

     In addition to basic vehicle rental charges, the sale of rental related products generates a significant, but declining, percentage of revenue. Such rental related products include collision damage waivers, additional liability protection, personal accident and personal effects protection, other travel related insurance coverages and travel related products such as vehicle upgrades, gasoline services, inter-city drop-off charges, and miscellaneous items such as child restraint seats, ski racks, cellular phones and additional driver fees.

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

     Automotive Retail. With respect to the Company's automotive retail operations, the Company engages in mass marketing and advertising in various media to attract a broad retail customer base in the markets in which it operates and to make AutoNation USA a nationally-recognized brand.

     The Company's marketing and advertising activities may vary among its automotive retail districts and advertising purchases are determined at the local level in each district. The Company advertises primarily through newspapers, radio and television in each district's local market. The Company expects to continue to realize cost savings and efficiencies with respect to advertising expenses, due to volume discounts and other concessions as it clusters multiple franchised automotive dealerships and AutoNation USA megastores within particular markets.

     Automotive Rental. The Company's sales and marketing strategy for National and Alamo is to continue to promote their distinctive brands through a variety of media, relationships with airlines, hotels and others in the travel industry. National principally targets business travelers who are typically covered under corporate travel contracts. National's objective is to be the global vehicle rental service of choice by developing time-saving options which enhance customer loyalty and satisfaction and to be the value leader in its market segment. Alamo principally targets leisure and other cost-conscious travelers. Alamo's objective is to be the low-price provider of vehicle rental service and to increase customer satisfaction and retention by developing innovative products and services which fit its customers' unique needs. CarTemps USA, the Company's local/replacement vehicle rental brand, generates the majority of its revenue from insurance replacement customers, with the remainder coming from dealership referrals and local body shops.

CUSTOMERS

     As of December 31, 1998, no one customer individually comprised more than 10% of the total revenue of any business segment of the Company.

REGULATIONS

  Automotive Regulations

     The Company's automotive retail operations are subject to various federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, consumer protection, finance, insurance, advertising, currency controls, used vehicle sales, zoning and land use, environmental and labor matters.

     The Company's automotive rental operations generally are subject to similar laws and regulations. In addition, approximately 40 states have considered legislation affecting the sale of collision damage waiver products. To date, 18 of those states have enacted legislation requiring the disclosure to each customer at the time of rental that damage to the rental vehicle may be covered by the customer's personal automobile insurance and that purchase of a collision damage waiver may not be necessary. In addition, adoption of national or state legislation limiting the sale, or capping the rates, of collision damage waiver products could further restrict sales of this product and additional limitations of potential customer liability would increase the cost of the Company's vehicle rental operations. During the past two years, however, one state enacted legislation to rescind the price control of collision damage waiver (also known as loss damage waiver) and another state enacted legislation to partially rescind renter immunity from liability and permitted the sale of collision damage waivers/loss damage waivers.

     As a result of private and past governmental regulatory legal proceedings in certain states regarding the sale of optional service items at the rental counter, including liability insurance, personal accident coverage, personal effects coverage and other travel related coverages, the vehicle rental industry has requested regulatory agencies and legislative bodies to provide affirmative authorization for the sale of these services and products. To date, several states have adopted clarifying legislation to either fully exempt the industry from licensing requirements or have enacted special or limited licenses to specifically cover the sale of insurance products incidental to the vehicle rental. However, the outcome of the legal proceedings and the initiation of any future governmental regulatory proceeding could negatively impact the revenue generated from the sale of these services and products.

     The Company's automotive rental operations are also subject to various federal, state and local consumer protection laws and regulations including those relating to advertising and disclosure of charges to customers.

The National Association of Attorneys General has promulgated suggested guidelines for vehicle rental advertisements. Alamo and two other industry participants are subject to substantially similar consent decrees resulting from Federal Trade Commission inquiries initiated in 1989, which consent decrees require certain disclosures to customers at each stage of the rental transaction, including in advertisements, of charges that are mandatory and not otherwise reasonably avoidable. The rental car industry has sought and obtained legislation in numerous states which expressly permits the separate itemization of vehicle registration fees, airport facility charges and transportation surcharges.

     The Company's automotive retail and rental operations are also subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies.

  Environmental Regulations

     The operation of the Company's businesses is subject to a variety of federal, state and local requirements which regulate health, safety, the environment, zoning and land use. Each state in which the Company operates has its own laws and regulations governing the management of hazardous materials, water and air emissions, solid waste disposal, and, in most cases, the release and cleanup of regulated substances, and liability for such matters. In addition, permits may be required for certain activities at the Company's facilities, and these permits are subject to renewal, modification, and revocation. Governmental authorities can enforce compliance with these regulatory requirements, and may seek to obtain injunctions or impose fines and other sanctions, including criminal penalties, for alleged violations. These regulatory and enforcement programs are administered by the United States Environmental Protection Agency ("EPA") and various other federal, state and local environmental, health and safety agencies and authorities.

     The Company strives to conduct its operations in compliance with applicable laws and regulations. The Company's automotive businesses involve the use, handling, storage, and/or contracting for recycling or disposal of materials such as used motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning solvents, lubricants, degreasing agents and fuel. In response to the trend in many states toward waste reduction and recycling programs, the Company is reviewing additional opportunities to implement different applications (for example, air brush painting), and to use alternative products, thereby reducing waste generation and related disposal or recycling costs.

     Water quality protection programs under the Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act") and other federal laws such as the Safe Drinking Water Act (as amended) affect certain Company operations. Similarly, certain operations of the Company are subject to the federal Clean Air Act, and related state and local laws regarding air emissions. The Occupational Safety and Health Act of 1970, as amended ("OSHA"), authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. Various standards, including those providing employees information and training to manage hazardous materials, apply to the Company's business operations. The costs of complying with applicable water and air quality programs, and OSHA regulations are not expected to have a material adverse effect on the Company.

     The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended (collectively, "RCRA"), and the related regulations establish a frame-work for regulating the handling, transportation, treatment and disposal of hazardous and non-hazardous solid wastes. In addition, a subchapter of RCRA regulates underground storage tanks ("USTs"). Many of the Company's businesses operate USTs, which are used primarily to store petroleum-based products. RCRA and various federal, state and local laws and regulations mandate periodic testing, upgrading, closure and/or removal of USTs and, in the event of leaks from USTs, require clean-up of the affected groundwater and soils. The Company has a number of USTs which have been, or are being upgraded, removed or closed in place. If USTs owned or operated by the Company leak, and such leakage migrates onto the property of others, the Company could be subject to liability for response costs, and other damages to third parties. Compliance with regulations related to USTs has not had, and is not expected to have, a material adverse effect on the Company.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), provides, among other things, for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA imposes strict, retroactive, joint and several liability for the costs of cleanup and for damages to natural resources upon past and current owners and operators of the site, as well as parties who transported or arranged for disposal. Under CERCLA, EPA may clean up sites where hazardous substances were deposited. Alternatively, the agency may order persons potentially responsible for the cleanup of the hazardous substances to perform the clean-up, or offer them an opportunity to do so voluntarily. The Company could be liable under CERCLA for the cost of cleaning up regulated substances deposited at certain sites and for damages to nearby natural resources. Certain entities acquired by the Company were, or have been, designated as potentially responsible parties at CERCLA sites, typically as a result of disposal or recycling activities. The Company generally has indemnification rights against the former entity owners, and certain former owners have been paying remedial costs for CERCLA cleanups.

COMPETITION

     The Company operates in highly competitive industries. Entry into either of the Company's lines of business and the ability to operate profitably in such industries requires substantial amounts of capital and managerial experience.

     Competition in the Automotive Retail Industry. According to the National Automotive Dealers Association, Automotive News and reports of various financial analysts, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships, approximately 56,000 independent used vehicle dealers, and individual consumers who sell used vehicles in casual private transactions primarily through classified ads and by word of mouth. In addition to the Company, several other companies attempting to establish national automotive retail chains with significant used vehicle operations have conducted initial public offerings of their securities, with proceeds generally targeted to be used for acquisitions of automotive dealerships. The Company believes that the principal competitive factors in the automotive retail business are price, service, location, availability of vehicles and warranties.

     Competition in the Automotive Rental Industry. The automotive rental industry is characterized by intense price and service competition. In any given location, the Company's vehicle rental business may encounter competition from national, regional and local vehicle rental companies. The Company's main domestic competitors in the business and leisure travel markets are Avis, Inc., Budget Rent A Car Corporation, The Hertz Corporation, and, in certain locations, Dollar-Thrifty Rent A Car and, in the local/replacement vehicle rental market, those companies and Enterprise Rent-A-Car Company. In Europe and other foreign markets, the Company's vehicle rental business competes with the companies listed above, as well as with their international affiliates and licensees and other national and local vehicle rental companies. At times, the major vehicle rental companies have been adversely affected by industry-wide price pressures, and the Company's vehicle rental business has, on such occasions, priced its product in response to such pressures. Moreover, at times when the vehicle rental industry has experienced vehicle oversupply, there has been intensified competitive pressure. This oversupply has had a negative impact on the industry's rental rates. The Company's vehicle rental business has taken steps to address its fixed cost structure to improve its overall competitive position; however, future oversupply or other factors affecting competition could still adversely affect the Company's business, financial condition and future prospects.

LIABILITY INSURANCE AND BONDING

  General

     The nature of the Company's automotive businesses exposes it to the risk of liabilities arising out of its operations. Such potential liabilities could involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company's operations; claims for remediation costs, personal injury, property damage, and damage to the environment in cases where the Company may be held responsible for the escape of harmful materials; or claims alleging negligence or professional errors and omissions in the planning or performance of work. The Company could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.

     The nature of the Company's automotive retail business exposes it to the risk of liability for damages arising out of its operations. Additionally, this industry segment has substantial risk of property loss due to the significant concentration of property values at the Company's automotive retail locations. Accordingly, the Company has purchased liability and property insurance as discussed below.

     The nature of the Company's automobile rental business exposes it to significant risk of liability for damages arising primarily out of accidents involving automobiles rented from the Company's vehicle rental fleet. Some states impose vicarious liability on the Company which increases the Company's risk. The Company manages its exposure through a combination of qualified self insurance and risk transfer to insurance companies, subject to the risk levels discussed below, which are rated as financially sound by insurance rating agencies. The Company carries substantial limits of liability coverage, but there is no assurance that catastrophic losses might not exceed such limits.

     The Company either purchases commercial insurance or is a qualified self insurer for automobile liability, general liability, workers compensation and employer's liability claims. The Company retains up to $1 million of risk per claim, plus claims handling expense under its various liability insurance programs, primarily relating to claims arising from the Company's automotive rental operations. Umbrella liability insurance is purchased to provide insurance in excess of the primary insurance policy and/or retained losses. Additionally, the Company purchases property insurance subject to a $100,000 loss retention. The level of risk retained by the Company may change in the future as insurance market conditions or other factors affecting the economics of the Company's insurance purchasing change. Although the Company strives to operate safely and prudently and has, subject to certain limitations and exclusions, substantial liability insurance, no assurance can be given that the Company will not be exposed to uninsured or underinsured liabilities which could have a material adverse effect on its financial condition.

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

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 42,000 full time employees, approximately 2,400 of whom were covered by collective bargaining agreements. The Company believes that it has good relations with its employees.

SEASONALITY

     The Company's automotive retail operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models.

     The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its vehicle rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased vehicle rental demand.

TRADEMARKS

     The Company, through its automotive retail operations, owns a number of registered service marks and trademarks and also has a number of applications pending to register, among other marks, AUTONATION(SM), AUTONATION USA(SM), IT'S ABOUT LOWER PRICES, IT'S ABOUT HIGHER STANDARDS, IT'S ABOUT TIME(SM) and THE BETTER WAY TO BUY A CAR(SM).

     Pursuant to agreements with vehicle manufacturers, the Company has the right to use and display manufacturers' trademarks, logos and designs at its automotive dealerships and in its advertising and promotional materials, subject to certain restrictions.

     The Company, through its automotive rental operations, owns a number of registered trademarks and service marks, including ALAMO(R), ALAMO RENT A CAR(R), NATIONAL CAR RENTAL(R), EMERALD CLUB(R) and CARTEMPS USA(SM), and also has a number of applications pending to register, among other marks, JUST ASK ALAMO(SM), DRIVE HAPPY(SM) and TRAVEL SMART(SM).

     The current registrations of the Company's service marks and trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that the registered owner complies with all applicable laws. For a description of certain challenges to the Company's marks, See "ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS."

RISK FACTORS

     The businesses, financial condition, results of operations and future prospects of the Company, and the prevailing market price and performance of the Company's Common Stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information contained throughout this report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements generally can be identified by the use of terms such as "may," "will," "should," "expect," "anticipate," "believe," "estimate" or "continue" or variations thereof, or the use of such terms in the negative, or words of similar import in the context presented. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements, expressed or implied, by such forward-looking statements. Such risks, uncertainties and other factors include, among other things:

     Risks of Rapid Expansion in Automotive Retail Business. The Company has rapidly expanded and anticipates that it will continue to expand its operations in automotive retail and related businesses through acquisitions of franchised automotive dealerships. The success of the Company's expansion plans in the automotive retail industry is dependent on a number of factors including, but not limited to, economic conditions, competitive environment, adequate capital, supply of new and used vehicles, consumer acceptance of the Company's one-price, no-haggle automotive retail process, vehicle manufacturers' approval and control over dealership franchises, and the building of brand recognition. There can be no assurance that the Company will be successful in the automotive retail business.

     Competition in the Automotive Retail Industry. The Company's automotive retail business operates in a highly competitive environment. The Company's competition includes franchised automotive dealerships selling the same or similar makes of new and used vehicles offered by the Company in the same markets as the Company and sometimes at lower prices than those of the Company. In particular markets, these dealer competitors may be larger and more established than the Company. Other competitors include franchised automotive dealerships selling other brands of vehicles, private market buyers and sellers of used vehicles, used vehicle dealers, service center chains and independent service and repair shops. The Company faces increasing competition from non-traditional outlets such as used-car superstores, internet lead generators and others. Some of these competitors use sales techniques similar to the Company's, including one price shopping and generating sales leads through the internet. One-price, no-haggle sales methods are also being promoted for new vehicles by various dealerships. In addition, Ford Motor Company has directly entered several retail markets by acquiring several of its franchisees and other manufacturers may directly enter the retail market in the future, which could have a material adverse effect on the Company. The increased popularity of short-term vehicle leasing also has resulted, as these leases expire, in a large increase in the number of late model vehicles available in the market, which puts added pressure on margins. Also, incentives, such as discounts and rebates, offered by several manufacturers have effectively lowered the price of new vehicles relative to used vehicles in recent months, which has led to slower than expected used vehicle sales and downward pressure on used vehicle margins. As the Company seeks to acquire dealerships in new markets, it may face increasingly significant competition (including from other large dealer groups and dealer groups that have publicly-traded equity) as it strives to gain market share through acquisitions or otherwise.

     The Company's franchise agreements generally do not give the Company the exclusive right to sell a manufacturer's product within a given geographic area. The Company could be materially adversely affected if any of its manufacturers award franchises to others in the same markets where the Company is operating. A similar adverse effect could occur if existing competing franchised dealers increase their market share in the Company's markets. The Company's gross margin may decline over time as it expands into markets where it does not have a leading position. These and other competitive pressures could materially adversely affect the Company's results of operations.

     Dependence On and Restrictions Imposed by Vehicle Manufacturers. In connection with the Company's acquisition of franchised automotive dealerships, prior approval of the applicable vehicle manufacturer may be required under the franchise agreement of each franchised automotive dealership to be acquired, subject to state laws protecting a franchisee's right to transfer such franchise. Although the Company has established framework agreements with most major manufacturers to facilitate the acquisition of dealerships operating their franchises, no assurance can be given that these manufacturers or any other manufacturers will approve any particular franchised automotive dealership acquisition by the Company or will not otherwise seek to impose restrictions on the Company's future acquisitions, operations or capital structure as a condition to granting such approval. Moreover, with respect to several leading brands of vehicles, the Company and the manufacturers have negotiated limits on the number of dealerships which the Company may acquire based upon either retail sales or a fixed number of dealerships. The Company will approach these limits as it continues to expand and may divest some dealerships from time to time to provide more options under these limits. No assurance can be given that the Company's growth strategy will be unaffected by these limits. In addition, once the Company has acquired a franchised automotive dealership, the Company must operate the dealership in accordance with the applicable franchise agreement and in some cases, a framework agreement. Such agreements generally provide the manufacturers with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. Manufacturers may attempt to impose restrictions which could limit the Company's ability to implement some of its strategic initiatives relating to the operation and marketing of its franchised automotive dealerships. Finally, the success of any franchised automotive dealership is dependent, to a large extent, on the success of the vehicle manufacturer. Therefore, the success of the Company's franchised automotive dealerships is dependent on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers of which the Company holds franchises. Any event that may have a material adverse effect on a vehicle manufacturer, such as labor strikes or adverse publicity, may have a material adverse effect on the Company's business, financial condition and future prospects.

     Risks of Unfavorable Economic Conditions. The Company's revenue and results from operations may be adversely affected by periods of adverse economic conditions. The Company's new and used vehicle sales and the Company's automotive rental business, particularly in the leisure market, could be significantly affected by unfavorable economic conditions.

     Risks of Acquisition Strategy and Uncertainties In Integrating Operations and Achieving Cost Savings. The Company has had an aggressive acquisition strategy that has involved, and may continue to involve, the acquisition of a significant number of companies. There can be no assurance, however, that acquisitions will continue to occur at the same pace or be available to the Company on favorable terms, if at all. Many of the companies that the Company recently has acquired and companies that the Company may acquire, are large enterprises with operations in different markets. The success of any business combination is in part dependent on management's ability following the transaction to consolidate operations, integrate departments, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The challenges posed to the Company's management may be particularly significant because integrating the recently acquired companies must be addressed contemporaneously. There can be no assurance that future consolidated results will improve as a result of cost savings and efficiencies from any such acquisitions or proposed acquisitions, or as to the timing or extent to which cost savings and efficiencies will be achieved.

     Need for Substantial Additional Capital. Additional capital will be necessary to continue the Company's expansion in its capital intensive lines of business and to fully capitalize on acquisition and expansion opportunities that may become available to the Company. There can be no assurance that sufficient financing will be available on a timely basis, if at all, or on terms acceptable to the Company. In the event that financing is not available or is not available in the amounts or on terms acceptable to the Company, the implementation of the Company's business strategy could be impeded and the Company's ability to react to changes in the industries in which it does business could be limited. This could have a material adverse effect on the Company's business, financial condition and future prospects.

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

     Competition in the Automotive Rental Industry. The Company's automotive rental businesses operate in a highly competitive environment. Most of the major domestic automotive rental companies were formerly owned and/or operated by domestic vehicle manufacturers, and within the past year or two, all have become independent, in whole or in part, and have publicly owned securities. The recent changes in the ownership of the major competitors in the domestic industry is further intensifying competition, as the companies are being operated with a view toward maximizing market share, revenue and net income, as opposed to providing the manufacturers with a means to absorb excess production capacity. The Company believes that price is one of the primary competitive factors in the automotive rental industry, particularly in the leisure market. From time to time, the Company's competitors, some of which have access to substantial capital, may attempt to compete aggressively by lowering rental prices. To the extent the Company matches competitors' price reductions to retain market share, the Company's results of operations could be adversely effected. To the extent that the Company does not match competitors' price reductions, the Company may lose market share and corporate accounts, which also could adversely affect the Company's results of operations.

     Cost of Vehicle Rental Fleet. If vehicle manufacturers reduce the number of vehicles available to vehicle rental companies through repurchase programs, eliminate repurchase programs or increase vehicle costs, there can be no assurance that the Company will be able to control its rental fleet costs or selection, or to pass on any increases in vehicle cost to rental customers. This could have a material adverse effect on the Company's business, financial condition and future prospects.

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

     Regulation of Collision Damage Waivers and Other Vehicle Rental Related Products. Adoption of national or additional state legislation limiting or eliminating the sale or capping the rates of collision damage waivers could further restrict sales of this product. Also, legislation imposing additional limitations on potential customer liability or regulatory action involving the sale of other rental related products could increase the Company's costs or decrease the Company's revenue in its vehicle rental business.

     Loss of Airport Concessions. Certain vehicle rental competitors have on occasion made objections to various airport authorities that, because National and Alamo are commonly owned and share a number of back office functions, they should not both be allowed to bid for or maintain airport concession agreements in the same airport. No United States airport has accepted this position. Should an airport take this position, it could prevent either National or Alamo from doing business at that airport. This would most likely result in a decrease in the Company's revenue from its automotive rental operations.

     Seasonality; Dependence on Travel Industry and Fuel Supply. Any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of the automotive rental segment. There can be no assurance that protracted periods of inclement weather, decrease in air travel or any other occurrences that disrupt travel patterns, disruption of fuel supplies or increases in fuel prices will not have a material adverse effect on the Company's businesses and financial condition.

     Environmental Regulation. It may be necessary to expend considerable time, effort and money to keep the Company's existing or acquired facilities in compliance with applicable federal, state and local requirements which regulate health, safety, environment, zoning and land use, and as to which there may not be adequate insurance coverages or reserves. If environmental laws become more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated occurrences or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those currently anticipated.

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

     Risks Relating to the Year 2000. The Company uses computer software and related technologies throughout our business that are likely to be affected by the date change in the year 2000. The Company may not discover and remediate all potential problems with its systems in a timely manner. In addition, computer software and related technologies used by the Company's customers, service providers, vendors and suppliers are also likely to be affected by the year 2000 date change. Failure of any of these parties to properly process dates for the year 2000 and thereafter could result in customers for services provided and delays in our ability to conduct normal banking operations. See "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

     Possible Depressing Effect of Future Sales of Common Stock. As of the date hereof, the Company has registered for sale, from time to time on a continuous basis under several shelf registration statements, by certain selling stockholders, an aggregate of approximately 345.2 million shares of Common Stock. Although many of these shares have been sold, future sales of such shares not yet sold, or the perception that such sales could occur, could adversely affect the market price of Common Stock. There can be no assurance as to when, and how many of, such shares will be sold and the effect such sales may have on the market price of Common Stock. In addition, the Company may continue to issue Common Stock in connection with certain of its acquisitions and in other transactions. Such securities may be subject to resale restrictions in accordance with the Securities Act and the regulations promulgated thereunder. As such restrictions lapse or if such shares are registered for sale to the public, such securities may be sold to the public. To facilitate the issuance of shares of Common Stock in connection with acquisitions, since December 1996 the Company registered an additional 91 million shares of Common Stock pursuant to two acquisition shelf registration statements, under which an aggregate of approximately 54.7 million shares have been issued as of March 1999. In the event of the issuance and subsequent resale of a substantial number of shares of Common Stock, or a perception that such sales could occur, there could be a material adverse effect on the prevailing market price of Common Stock.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Fort Lauderdale, Florida. The Company believes that its facilities are sufficient for its needs.

AUTOMOTIVE RETAIL

     The Company's automotive retail operations own or lease numerous sites in 23 states, including franchised automotive dealerships and AutoNation USA megastores.

     The following table lists by state the automotive retail properties owned or operated by the Company or its franchisees as of February 26, 1999. The AutoNation USA megastores which are franchised by the Company to third party franchisees are marked with an asterisk.

ALABAMA
DEALERSHIPS
Hoover Toyota................................  Birmingham, AL
Treadwell Ford...............................  Mobile, AL
Treadwell Honda..............................  Mobile, AL
Miller -- Sutherlin Automotive, Chevy,
          Chry-Ply Pontiac, Jeep, Dodge......  Pell City, AL

ARIZONA
DEALERSHIPS
Brown & Brown Chevrolet......................  Mesa, AZ
Brown & Brown Nissan -- Mesa.................  Mesa, AZ
Bell Dodge...................................  Phoenix, AZ
Lou Grubb Chevrolet..........................  Phoenix, AZ
Pitre Chrysler Plymouth Jeep on Bell.........  Phoenix, AZ
Pitre Isuzu/Subaru on Bell...................  Phoenix, AZ
Lou Grubb Ford...............................  Scottsdale, AZ
Pitre Buick/Pontiac/GMC of Scottsdale........  Scottsdale, AZ
Pitre Chrysler-Plymouth Jeep of Scottsdale...  Scottsdale, AZ
Pitre Isuzu/Subaru/Hyundai of Scottsdale.....  Scottsdale, AZ
Brown & Brown Nissan.........................  Tempe, AZ
Tempe Toyota.................................  Tempe, AZ
Dobbs Honda..................................  Tucson, AZ
AUTONATION MEGASTORES
AutoNation USA...............................  Chandler, AZ
AutoNation USA...............................  North Phoenix, AZ
AutoNation USA*..............................  Tucson, AZ

CALIFORNIA
DEALERSHIPS
Anaheim Mazda/Pontiac/Buick..................  Anaheim, CA
Don-A-Vee Jeep Eagle/Kia.....................  Bellflower, CA

Beverly Hills Ford...........................  Beverly Hills, CA
Infiniti of Beverly Hills....................  Beverly Hills, CA
House of Imports, Inc. (Mercedes-Benz).......  Buena Park, CA
Lew Webb's Toyota of Buena Park..............  Buena Park, CA
Buick Mart...................................  Cerritos, CA
Toyota of Cerritos...........................  Cerritos, CA
Corona Chevrolet/Olds........................  Corona, CA
Corona VW/Subaru/Isuzu.......................  Corona, CA
Costa Mesa Honda.............................  Costa Mesa, CA
Costa Mesa Infiniti..........................  Costa Mesa, CA
Anderson Chevrolet, Chry-Ply Cupertino.......  Cupertino, CA
Gunderson Chevrolet..........................  El Monte, CA
Autowest Dodge, Chry-Ply, Isuzu..............  Fremont, CA
Autowest Honda Fremont.......................  Fremont, CA
Ford of Garden Grove.........................  Garden Grove, CA
Hayward Dodge, Hyundai.......................  Hayward, CA
Hayward Nissan...............................  Hayward, CA
Hayward Toyota...............................  Hayward, CA
Joe MacPherson Chevrolet.....................  Irvine, CA
Lew Webb Irvine Toyota.......................  Irvine, CA
Lew Webb's Irvine Nissan.....................  Irvine, CA
Volvo Irvine.................................  Irvine, CA
Beach City Chevrolet.........................  Long Beach, CA
Anderson Chevrolet -- Los Gatos..............  Los Gatos, CA
Champion Chevrolet, Oldsmobile...............  Manhattan Beach, CA
Manhattan Ford...............................  Manhattan Beach, CA
Manhattan Toyota.............................  Manhattan Beach, CA
Anderson Cadillac-Oldsmobile.................  Menlo Park, CA
Anderson Chevrolet -- Menlo Park.............  Menlo Park, CA
Newport Auto Center -- RR, Porsche, Audi,
  Chevrolet..................................  Newport Beach, CA
Anderson Honda-Isuzu.........................  Palo Alto, CA
Don-A-Vee of Placentia, Jeep/Kia/Chry-Ply....  Placentia, CA
Redlands Ford................................  Redlands, CA
Land Rover South Bay.........................  Redondo Beach, CA
Autowest Dodge, Chry-Ply, Jeep...............  Roseville, CA
Autowest Honda Roseville.....................  Roseville, CA
Smythe European Mercedes Benz, Volvo.........  San Jose, CA
Stevens Creek Acura..........................  Santa Clara, CA
Infiniti of Santa Monica.....................  Santa Monica, CA
Peyton Cramer Ford...........................  Torrance, CA
Peyton Cramer Infiniti.......................  Torrance, CA
Peyton Cramer L/M, VW........................  Torrance, CA
South Bay Autohaus -- Mercedes Benz..........  Torrance, CA
South Bay Volvo..............................  Torrance, CA
Torrance Nissan..............................  Torrance, CA
Joe MacPherson Ford..........................  Tustin, CA
Joe MacPherson Infiniti......................  Tustin, CA
Joe MacPherson Mazda.........................  Tustin, CA
Magic Ford...................................  Valencia, CA
Magic Lincoln Mercury........................  Valencia, CA

AUTONATION USA MEGASTORES
AutoNation USA...............................  Dublin, CA
AutoNation USA...............................  Irvine, CA
AutoNation USA...............................  Long Beach, CA
AutoNation USA...............................  Los Angeles, CA
AutoNation USA...............................  Oxnard, CA
AutoNation USA...............................  Rancho Cucamonga, CA

COLORADO
DEALERSHIPS
John Elway Lincoln-Mercury in Aurora.........  Aurora, CO
John Elway Ford Boulder......................  Boulder, CO
John Elway Chevrolet.........................  Denver, CO
John Elway Collision Center..................  Denver, CO
John Elway Dodge Southwest...................  Denver, CO
John Elway Ford Downtown.....................  Denver, CO
John Elway Chrysler-Plymouth on Broadway.....  Englewood, CO
John Elway Nissan Arapahoe...................  Englewood, CO
John Elway Subaru South......................  Englewood, CO
John Elway Toyota............................  Englewood, CO
John Elway Nissan 104th......................  Federal Heights, CO
John Elway Chrysler-Plymouth Jeep West.......  Golden, CO
John Elway Lamborghini.......................  Golden, CO
John Elway Pontiac Buick GMC West............  Golden, CO
John Elway Subaru West.......................  Golden, CO
John Elway Dodge on Broadway.................  Littleton, CO
John Elway Pontiac Buick GMC South...........  Lone Tree, CO
John Elway Honda.............................  Westminster, CO
John Elway Olds Mazda Hyundai North..........  Westminster, CO
John Elway Ford West.........................  Wheatridge, CO

FLORIDA
DEALERSHIPS
Steve Moore Chev/Cadillac/Buick/Olds/Pont....  Belle Glade, FL
Bill Graham Ford.............................  Bradenton, FL
Jim Quinlan Ford/Lincoln-Mercury.............  Brooksville, FL
Royal Jeep Eagle Chrysler-Plymouth...........  Cassleberry, FL
Carlisle Dodge...............................  Clearwater, FL
Carlisle Lincoln Mercury.....................  Clearwater, FL
Jim Quinlan Chevrolet........................  Clearwater, FL
Jim Quinlan Nissan...........................  Clearwater, FL
Lexus of Clearwater..........................  Clearwater, FL
Lokey Honda/Isuzu............................  Clearwater, FL
Sunset Pontiac-GMC Truck South...............  Clearwater, FL
Maroone Chrysler-Plymouth Jeep Eagle.........  Coconut Creek, FL
Steve Moore Chevrolet Delray.................  Delray Beach, FL
Wallace Dodge................................  Delray Beach, FL
Wallace Ford.................................  Delray Beach, FL
Wallace Nissan...............................  Delray Beach, FL
Ft. Lauderdale Nissan, Inc...................  Ft. Lauderdale, FL
Maroone Chevrolet-Ft. Lauderdale.............  Ft. Lauderdale, FL
Maroone Ford.................................  Ft. Lauderdale, FL
Star Motors (Mercedes).......................  Ft. Lauderdale, FL

Steve Moore Chevrolet........................  Greenacres, FL
Hollywood Honda..............................  Hollywood, FL
Hollywood Kia................................  Hollywood, FL
Maroone Nissan...............................  Hollywood, FL
King's Crown Ford............................  Jacksonville, FL
Mike Shad Chr-Ply/Jeep.......................  Jacksonville, FL
Mike Shad Ford...............................  Jacksonville, FL
Orange Park Toyota...........................  Jacksonville, FL
Sunrise Nissan of Jacksonville...............  Jacksonville, FL
Wallace Lincoln-Mercury......................  Lake Park, FL
Courtesy Buick...............................  Longwood, FL
Courtesy Pontiac/GMC.........................  Longwood, FL
Courtesy's Magic Suzuki, Isuzu...............  Longwood, FL
Don Mealey Acura.............................  Longwood, FL
Contemporary Cars -- Mercedes & Porsche......  Maitland, FL
Mullinax Ford South..........................  Margate, FL
Anthony Abraham Chevrolet -- Miami, Inc......  Miami, FL
Central Hyundai/ Kia.........................  Miami, FL
Kendall Kia..................................  Miami, FL
Kendall Toyota...............................  Miami, FL
L.P. Evans Mercedes-Benz.....................  Miami, FL
L.P. Evans Motors, Nissan....................  Miami, FL
Lexus of Kendall.............................  Miami, FL
Maroone Dodge, Oldsmobile....................  Miami, FL
Miami Honda..................................  Miami, FL
Sunshine Ford................................  Miami, FL
Sunrise Nissan of Orange Park................  Orange Park, FL
Courtesy Acura, Suzuki/South.................  Orlando, FL
Don Mealey Chevrolet/Oldsmobile..............  Orlando, FL
Don Mealey Infiniti..........................  Orlando, FL
Don Mealey Mitsubishi........................  Orlando, FL
World Chevrolet..............................  Orlando, FL
Cook-Whitehead Ford..........................  Panama City, FL
Maroone Chevrolet............................  Pembroke Pines, FL
Maroone Oldsmobile/Isuzu.....................  Pembroke Pines, FL
Sutherlin Toyota.............................  Pinellas Park, FL
Maroone Dodge Pompano........................  Pompano, FL
Coastal Cadillac.............................  Port Richey, FL
Sunset Pontiac-GMC Truck North...............  Port Richey, FL
Carlisle Ford................................  St. Petersburg, FL
Don Mealey Cadillac-Oldsmobile, Saab.........  Sanford, FL
Don Mealey's Seminole Ford...................  Sanford, FL
Wallace Stuart Lincoln Mercury/Mitsubishi....  Stuart, FL
Tallahassee Mitsubishi.......................  Tallahassee, FL
Tallahassee Motors (Ford)....................  Tallahassee, FL
Abraham Chevrolet............................  Tampa, FL
Lexus of Tampa Bay...........................  Tampa, FL

AUTONATION USA MEGASTORES
AutoNation USA...............................  Clearwater, FL
AutoNation USA...............................  Coconut Creek, FL
AutoNation USA...............................  Jacksonville, FL
AutoNation USA...............................  Pembroke Pines, FL
AutoNation USA...............................  Perrine, FL
AutoNation USA...............................  Sanford, FL
AutoNation USA...............................  Tampa, FL
AutoNation USA...............................  West Palm Beach, FL

GEORGIA
DEALERSHIPS
Sutherlin Chrysler-Ply, Jeep.................  Lithia Springs, GA
Sutherlin Honda..............................  Lithia Springs, GA
Sutherlin Nissan of Lithia Springs...........  Lithia Springs, GA
Marietta Ford................................  Marietta, GA
Sutherlin Nissan of Marietta.................  Marietta, GA
Northpoint Chevrolet.........................  Roswell, GA
Northpoint Mitsubishi........................  Roswell, GA
Hub Ford.....................................  Tucker, GA
Gene Evans Ford..............................  Union City, GA
Steve Rayman Pontiac -- Buick GMC............  Union City, GA
AUTONATION USA MEGASTORES
AutoNation USA...............................  Alpharetta, GA
AutoNation USA...............................  Lithia Springs, GA
AutoNation USA...............................  Morrow, GA
AutoNation USA...............................  Stone Mountain, GA

ILLINOIS
DEALERSHIPS
Dodge World of Des Plaines...................  Des Plaines, IL
Elmhurst Dodge...............................  Elmhurst, IL
Elmhurst Kia.................................  Elmhurst, IL
Libertyville Toyota..........................  Libertyville, IL
Woodfield Ford...............................  Schaumburg, IL
AUTONATION USA MEGASTORES
AutoNation USA...............................  Downers Grove, IL

INDIANA
AUTONATION USA MEGASTORES
AutoNation USA...............................  Fishers, IN
AutoNation USA*..............................  Indianapolis, IN

IOWA
AUTONATION USA MEGASTORES
AutoNation USA*..............................  Davenport, IA

MARYLAND
DEALERSHIPS
Fox Chevrolet................................  Baltimore, MD
Fox Hyundai, Lincoln-Mercury, Kia............  Baltimore, MD
Fox Mitsubishi...............................  Baltimore, MD
Fox Buick, Pontiac, GMC, Isuzu...............  Laurel, MD
Fox Chevrolet of Laurel......................  Laurel, MD
Fox Chevrolet of Timonium....................  Timonium, MD

MICHIGAN
DEALERSHIPS
Taylor Jeep Eagle............................  Taylor, MI
AUTONATION USA MEGASTORES
AutoNation USA...............................  Canton, MI
AutoNation USA*..............................  Flint, MI
AutoNation USA...............................  Sterling Height, MI

MINNESOTA
DEALERSHIPS
Tousley Ford.................................  White Bear Lake, MN

NEVADA
DEALERSHIPS
Chaisson BMW.................................  Henderson, NV
Desert Valley GMC, Pontiac, Buick............  Henderson, NV
Chaisson Motor Cars/BMW, RR, VW, Audi, LR....  Las Vegas, NV
Desert Buick GMC.............................  Las Vegas, NV
Desert Dodge (Wilden's Pride)................  Las Vegas, NV
Desert GMC East..............................  Las Vegas, NV
Desert Lincoln-Mercury.......................  Las Vegas, NV
Las Vegas Honda..............................  Las Vegas, NV
Nissan West..................................  Las Vegas, NV
Toyota West..................................  Las Vegas, NV
AUTONATION USA MEGASTORES
AutoNation USA...............................  Henderson, NV

NEW JERSEY
DEALERSHIPS
Flemington Chr./Ply./Dodge/Jeep /Mazda.......  Flemington, NJ
Flemington Circle Buick/GMC/Chevy/Pontiac....  Flemington, NJ
Flemington (Ditschman) Ford, Linc Merc,
  Niss.......................................  Flemington, NJ
Flemington Infiniti..........................  Flemington, NJ
Flemington Isuzu/Subaru......................  Flemington, NJ
Flemington Mitsubishi........................  Flemington, NJ
Flemington Porsche-Audi-VW-BMW...............  Flemington, NJ
Land Rover Princeton.........................  Princeton, NJ
Princeton Nassau Ford-Lincoln Mercury-Audi...  Princeton, NJ

NEW YORK
DEALERSHIPS
Avon Ford....................................  Avon, NY
Churchville Ford.............................  Churchville, NY
Bob Hastings Ford............................  East Rochester, NY
Cristo Ford..................................  East Rochester, NY
Koerner Ford.................................  Rochester, NY
Vanderstyne Ford.............................  Rochester, NY
RAC Ford.....................................  Victor, NY
Baytowne Lincoln Mercury.....................  Webster, NY
Empire Ford..................................  Webster, NY
Al Maroone Ford..............................  Williamsville, NY

NORTH CAROLINA
DEALERSHIPS
Superior Nissan..............................  Charlotte, NC
AUTONATION USA MEGASTORES
AutoNation USA*..............................  Fayetteville, NC
AutoNation USA*..............................  Greensboro, NC

OHIO
DEALERSHIPS
Ed Mullinax Ford.............................  Amherst, OH
Mullinax Lincoln Mercury.....................  Brunswick, OH
Bob Townsend Ford............................  Cincinnati, OH
Eastgate Ford................................  Dayton, OH
Mullinax Lincoln-Mercury/Jeep of Mayfield....  Mayfield, OH
Mullinax Ford North Canton...................  North Canton, OH
John Lance Ford..............................  Westlake, OH
Mullinax Ford East...........................  Wickliffe, OH
AUTONATION USA MEGASTORES
AutoNation USA...............................  Beaver Creek, OH
AutoNation USA*..............................  Cincinatti, OH
AutoNation USA...............................  Forest Park, OH

OKLAHOMA
DEALERSHIPS
Lynn Hickey Dodge............................  Oklahoma City, OK

SOUTH CAROLINA
DEALERSHIPS
Northside Nissan.............................  Charleston, SC
West Ashley Toyota...........................  Charleston, SC

TENNESSEE
DEALERSHIPS
West Side Honda..............................  Knoxville, TN
Courtesy Honda...............................  Memphis, TN
Covington Pike Honda.........................  Memphis, TN
Dobbs Bros. Mazda/Mitsubishi.................  Memphis, TN
Dobbs Bros. Pontiac-GMC......................  Memphis, TN
Dobbs Ford...................................  Memphis, TN

TEXAS
DEALERSHIPS
Midway Chevrolet.............................  Amarillo, TX
Plains Chevrolet.............................  Amarillo, TX
Quality Nissan...............................  Amarillo, TX
Westgate Chevrolet...........................  Amarillo. TX
Bledsoe Dodge................................  Arlington, TX
Hendrix GMC Truck............................  Austin, TX
Red McCombs Chevrolet........................  Austin, TX
Red McCombs Pontiac/GMC/Hyundai/JE...........  Austin, TX
Red McCombs Toyota...........................  Austin, TX
Padre Ford, Mazda............................  Corpus Christi, TX
Port City Imports............................  Corpus Christi, TX
Port City Pontiac GMC........................  Corpus Christi, TX
Bankston Lincoln Mercury/Saab................  Dallas, TX
Bankston Nissan of Dallas....................  Dallas, TX
Bledsoe Dodge................................  Dallas, TX
Bledsoe Dodge -- Duncanville.................  Dallas, TX
Charlie Hillard Ford/Buick/Mazda.............  Ft. Worth, TX
Bankston Ford of Frisco......................  Frisco, TX
Barney Garver Motors, VW, Mazda, Land Rvr....  Houston, TX
Champion Ford, Inc...........................  Houston, TX
Charlie Thomas Acura.........................  Houston, TX
Charlie Thomas Chevrolet, Mitsubishi.........  Houston, TX
Charlie Thomas Chry-Ply, Jeep, Isuzu,
  Hyundai....................................  Houston, TX
Charlie Thomas Ford..........................  Houston, TX
Charlie Thomas' Intercontinental BMW.........  Houston, TX
Mike Hall Chevrolet..........................  Houston, TX
Texan Lincoln-Mercury, Inc...................  Houston, TX
Charlie Thomas Mazda.........................  Humble, TX
Bankston Nissan of Irving....................  Irving, TX
Texan Ford...................................  Katy, TX
Bankston Nissan of Lewisville................  Lewisville, TX
Jack Sherman Chevrolet/Mazda.................  Midland, TX
AUTONATION USA MEGASTORES
AutoNation USA...............................  Almeda, TX
AutoNation USA...............................  Dallas, TX
AutoNation USA...............................  Grand Prarie, TX
AutoNation USA (2 locations).................  Houston, TX
AutoNation USA...............................  Irving, TX
AutoNation USA...............................  Lewisville, TX
AutoNation USA...............................  Mesquite, TX
AutoNation USA...............................  San Antonio, TX
AutoNation USA...............................  Stafford, TX

VIRGINIA
AUTONATION USA MEGASTORES
AutoNation USA*..............................  Virginia Beach, VA

WASHINGTON
DEALERSHIPS
BMW of Bellevue..............................  Bellevue, WA
Appleway Chevrolet...........................  Spokane, WA
Appleway Mazda...............................  Spokane, WA
Appleway Mitsubishi..........................  Spokane, WA
Appleway Subaru-VW-Audi......................  Spokane, WA
Appleway Toyota..............................  Spokane, WA

AUTOMOTIVE RENTAL

     The Company owns or leases its vehicle rental facilities. The facilities serving airport locations are located on airport property or near the airport in locations convenient for bus transport of customers to the airport. Almost all of the airport locations are leased from governmental authorities charged with the operation of such airports under arrangements generally providing for either the payment of a fixed rent or the payment of rent based on a percentage of revenues at a location with a guaranteed annual minimum, while most of the Company's other facility leases provide for fixed rental payments. The Company's airport facility in each metropolitan area includes, in addition to concession space, vehicle storage and maintenance areas, as well as rental and return facilities. The typical airport facility leases may not necessarily have the same duration as the Company's local airport concession agreement. Most of the Company's airport facility leases expire at varying times over the next ten years. Certain of such leases also have purchase options at the end of their terms.

     National has approximately 800 corporate owned and licensed rental locations in the United States and Canada. National also has approximately 160 locations in the Caribbean, Latin America and the Pacific. Alamo has approximately 103 rental locations in the United States and Canada and operates or licenses approximately 275 locations in Europe in addition to locations in Africa and the Middle East. CarTemps USA has approximately 400 leased locations in the United States.

     National owns its corporate headquarters facility in Minneapolis, Minnesota, and a reservations center in Charleston, SC. Alamo's corporate headquarters is located in and occupies a substantial portion of the Company's headquarters in Fort Lauderdale, Florida. Alamo also currently owns its car rental reservation and data center in Fort Lauderdale, Florida and leases its reservation centers in Charlotte, North Carolina, Boca Raton, Florida and Salt Lake City, Utah. CarTemps USA leases its headquarters facility in Solon, Ohio.

DISCONTINUED OPERATIONS

     Information about RSG's properties is incorporated by reference to Item 2 of RSG's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

     By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, ("CarMax") accused the Company's wholly-owned subsidiary, AutoNation USA of infringing CarMax's trademark rights by using the marks AutoNation USA and "The Better Way to Buy a Car." AutoNation denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation seeking damages and an order enjoining AutoNation from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." On November 5, 1998, following a jury trial, the court entered a judgement in favor of AutoNation USA and against CarMax with respect to the marks in question. On December 2, 1998, CarMax filed a notice of appeal of the trial court's decision with the U.S. Court of Appeals for the Eleventh Circuit. The Company is confident the Appellate Court will affirm the lower court's decision.

     The Company is also a party to various other general corporate legal proceedings which have arisen in the ordinary course of its business. While the results of these matters, as well as the matter described above, cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution of each matter individually or in the aggregate could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

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

                                                              HIGH      LOW
                                                              ----      ---
1997
First Quarter...............................................  $44 3/8   $25 5/8
Second Quarter..............................................  $34       $19 7/8
Third Quarter...............................................  $33 1/8   $21 7/8
Fourth Quarter..............................................  $36       $19
1998
First Quarter...............................................  $29       $19 3/16
Second Quarter..............................................  $30       $22 15/16
Third Quarter...............................................  $27       $13 3/4
Fourth Quarter..............................................  $18 3/8   $10

     On March 24, 1999, the closing price of the Common Stock was $12.938 per share as reported by the NYSE. On March 24, 1999, there were approximately 5,300 holders of record of the Common Stock.

     Since December 1989, the Company has not declared or paid any cash dividends on the Common Stock. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER OF 1998

     From time to time throughout the fourth quarter of 1998, the Company issued, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 135,000 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at an exercise price of $3.50 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Company's Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                 1998        1997        1996       1995       1994
                                               ---------   ---------   --------   --------   --------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenue......................................  $16,118.2   $ 9,177.9   $5,633.1   $4,354.5   $3,312.9
Income (loss) from continuing operations
  before extraordinary charge................      334.6        64.6      (51.0)        .9       29.4
Net income (loss)............................      499.5       439.7       (6.7)      34.6       57.6
Basic earnings (loss) per share:
  Continuing operations......................  $     .74   $     .16   $   (.16)  $     --   $    .14
  Discontinued operations....................        .36         .93        .24        .13        .13
  Extraordinary charge.......................         --          --       (.10)        --         --
                                               ---------   ---------   --------   --------   --------
  Net income (loss)..........................  $    1.10   $    1.09   $   (.02)  $    .13   $    .27
                                               =========   =========   ========   ========   ========
Diluted earnings (loss) per share:
  Continuing operations......................  $     .71   $     .15   $   (.16)  $     --   $    .14
  Discontinued operations....................        .35         .87        .24        .13        .13
  Extraordinary charge.......................         --          --       (.10)        --         --
                                               ---------   ---------   --------   --------   --------
  Net income (loss)..........................  $    1.06   $    1.02   $   (.02)  $    .13   $    .27
                                               =========   =========   ========   ========   ========
Total assets.................................  $13,925.8   $10,196.2   $6,567.6   $5,208.1   $3,212.6
Revenue earning vehicle debt.................    4,377.9     4,172.1    3,380.4    2,961.2    1,829.2
Long-term debt, net of current maturities....      555.9       306.6      325.3      251.1      165.1
Shareholders' equity.........................    5,424.2     3,484.3    1,419.9      789.0      427.4

     See Notes 2, 4, 7, 11 and 12 of Notes to Consolidated Financial Statements for discussion of business combinations, notes payable and long-term debt, shareholders' equity, restructuring and other charges and discontinued operations and their effect on comparability of year-to-year data. See "ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS" for a discussion of the Company's dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Republic Industries, Inc. (the "Company") which are included elsewhere herein. All references to historical share and per share data of the Company's common stock, par value $.01 per share ("Common Stock"), have been retroactively adjusted to reflect the two-for-one stock split that occurred in June 1996, which is more fully described in Note 7, Shareholders' Equity, of Notes to Consolidated Financial Statements.

     In May 1998, the Company announced its intention to separate the Company's solid waste subsidiary, Republic Services, Inc. ("RSG"), from the Company. The Company and RSG have entered into certain agreements providing for the separation and governing various interim and ongoing relationships between the companies. The Company also announced its intention to distribute its remaining shares of common stock in RSG as of the distribution date to the Company's stockholders in 1999, subject to certain conditions and consents (the "Distribution"). The Distribution was conditioned, in part, on the Company obtaining a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, the Distribution would qualify as a tax free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to the Company.

     In July 1998, the Company filed its request for the private letter ruling with the IRS, and continued to process the request through February 1999 with the expectation of completing the Distribution in mid-1999. In March 1999, the IRS advised the Company in writing that the IRS would not rule as requested. In light of the IRS action, the Company's Board of Directors decided not to complete the Distribution. Alternatively, the Company has decided to sell its remaining interest in RSG. Accordingly, as discussed in Note 12, Discontinued Operations, of Notes to Consolidated Financial Statements, the Company's solid waste services segment has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

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

     Businesses acquired through December 31, 1998 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition. Businesses acquired and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception.

     During the year ended December 31, 1998, the Company acquired various businesses primarily in the automotive retail and solid waste services industries. The Company issued an aggregate of approximately 21.9 million shares of Common Stock and paid approximately $736.1 million of cash for primarily automotive retail acquisitions accounted for under the purchase method of accounting. The Company issued an aggregate of approximately 3.4 million shares of Common Stock and paid approximately $485.3 million of cash and certain properties for solid waste acquisitions accounted for under the purchase method of accounting.

     During the year ended December 31, 1997, the Company acquired various businesses in the automotive retail, automotive rental and solid waste services industries. The Company issued an aggregate of approximately 53.7 million shares of Common Stock and paid approximately $248.6 million of cash or notes in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 83.5 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting.

     During the year ended December 31, 1996, the Company acquired various businesses in the automotive retail, automotive rental, solid waste services and electronic security services industries. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid approximately $51.5 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 71.4 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting.

     As discussed in Note 12, Discontinued Operations, of Notes to Consolidated Financial Statements, the Company has decided to sell its remaining interest in RSG. In addition, the Company sold its electronic security services division in October 1997. Accordingly, the financial position and results of operations of businesses acquired in the solid waste services and electronic security services segments have been accounted for as discontinued operations in the accompanying Consolidated Financial Statements.

     See Note 2, Business Combinations, of Notes to Consolidated Financial Statements, for further discussion of business combinations.

CONSOLIDATED RESULTS OF OPERATIONS

     The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the years ended December 31 (in millions, except per share data):

                                                1998               1997               1996
                                          ----------------   ----------------   ----------------
                                                   DILUTED            DILUTED            DILUTED
                                                     PER                PER                PER
                                          AMOUNT    SHARE    AMOUNT    SHARE    AMOUNT    SHARE
                                          ------   -------   ------   -------   ------   -------
Income (loss) from continuing
  operations............................  $334.6    $ .71    $ 64.6    $ .15    $(51.0)   $(.16)
Income from discontinued operations:
  Solid waste services..................   153.3      .33     135.6      .31      67.5      .21
  Electronic security services..........      --       --       9.5      .02       8.4      .03
  Gain on sale of electronic security
     services division..................    11.6      .02     230.0      .54        --       --
                                          ------    -----    ------    -----    ------    -----
                                           164.9      .35     375.1      .87      75.9      .24
Extraordinary charge....................      --       --        --       --     (31.6)    (.10)
                                          ------    -----    ------    -----    ------    -----
Net income (loss).......................  $499.5    $1.06    $439.7    $1.02    $ (6.7)   $(.02)
                                          ======    =====    ======    =====    ======    =====

     The 1997 and 1996 results from continuing operations include restructuring and other pre-tax charges. In addition, the 1997 results from continuing operations include a non-recurring gain from the sale of the ADT Limited common stock further described below. The diluted earnings per share effect of restructuring and other pre-tax charges and the 1997 non-recurring gain was to decrease diluted earnings per share from continuing operations by $.21 from $.36 to $.15 in 1997 and by $.23 from $.07 to a loss of $(.16) in 1996.

BUSINESS SEGMENT INFORMATION

     The following table sets forth revenue with percentages of total revenue, and sets forth cost of operations, selling, general and administrative expenses, restructuring and other charges and operating income (loss) with percentages of the applicable segment revenue, for the Company's business segments for the years ended December 31 (in millions):

                                        1998        %       1997       %       1996       %
                                      ---------   -----   --------   -----   --------   -----
Revenue:
  Automotive retail.................  $12,664.6    78.6   $6,122.8    66.7   $2,933.7    52.1
  Automotive rental.................    3,453.6    21.4    3,055.1    33.3    2,699.4    47.9
                                      ---------   -----   --------   -----   --------   -----
                                       16,118.2   100.0    9,177.9   100.0    5,633.1   100.0
                                      ---------           --------           --------
Cost of Operations:
  Automotive retail.................   10,909.6    86.2    5,459.0    89.1    2,611.3    89.0
  Automotive rental.................    2,622.9    76.0    2,337.5    76.5    2,167.2    80.3
                                      ---------           --------           --------
                                       13,532.5            7,796.5            4,778.5
                                      ---------           --------           --------
Selling, General and Administrative:
  Automotive retail.................    1,359.2    10.7      647.2    10.6      289.1     9.9
  Automotive rental.................      637.0    18.4      536.9    17.6      537.1    19.9
  Corporate.........................       54.3      --       30.1      --       21.7      --
                                      ---------           --------           --------
                                        2,050.5            1,214.2              847.9
                                      ---------           --------           --------
Restructuring and Other Charges:
  Automotive retail.................         --      --       85.0     1.4         --      --
  Automotive rental.................         --      --       94.1     3.1       23.5      .9
  Corporate.........................         --      --         --      --        6.0      --
                                      ---------           --------           --------
                                             --              179.1               29.5
                                      ---------           --------           --------
Operating Income (Loss):
  Automotive retail.................      395.8     3.1      (68.4)   (1.1)      33.3     1.1
  Automotive rental.................      193.7     5.6       86.6     2.8      (28.4)   (1.1)
  Corporate.........................      (54.3)     --      (30.1)     --      (27.7)     --
                                      ---------           --------           --------
                                      $   535.2           $  (11.9)          $  (22.8)
                                      =========           ========           ========

AUTOMOTIVE RETAIL

     The Company's automotive retail business consists primarily of the sale of new and used vehicles and related automotive services and products. The Company owns and operates franchised automotive dealerships and used vehicle megastores under the name AutoNation USA(SM). The Company has aggressively expanded its automotive retail operations through the acquisition of franchised automotive dealerships and currently plans to continue this expansion. The Company has established framework agreements with various manufacturers which allow the Company to acquire franchised automotive dealerships nationwide.

     Automotive retail revenue was $12.66 billion, $6.12 billion and $2.93 billion for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 over 1997 of $6.54 billion, or 106.8%, is a result of acquisitions which accounted for 97.5%, new AutoNation USA megastores which accounted for 10.4% and volume declines offset by price increases which accounted for (1.1)%. The increase in 1997 over 1996 of $3.19 billion, or 108.7%, is a result of acquisitions which accounted for 85.4%, new AutoNation USA megastores which accounted for 19.5% and price increases offset by volume declines which accounted for 3.8%.

     Cost of automotive retail operations was $10.91 billion, $5.46 billion and $2.61 billion or, as percentages of automotive retail revenue, 86.2%, 89.1% and 89.0% for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in aggregate dollars are primarily attributed to acquisitions. The 1998 decrease in cost of operations as a percentage of revenue is primarily due to reduced inventory costs and product mix.

     Selling, general and administrative expenses related to the Company's automotive retail operations were $1.36 billion, $647.2 million and $289.1 million or, as percentages of automotive retail revenue, 10.7%, 10.6% and 9.9% for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in aggregate dollars primarily reflect the expansion of the Company's automotive retail operations.

     During the year ended December 31, 1997, the Company recorded approximately $150.0 million of pre-tax charges associated with combining the Company's franchised automotive dealerships and used vehicle megastore operations into one automotive retail division. Approximately $85.0 million of these charges appear as restructuring and other charges in the Company's 1997 Consolidated Statement of Operations and consists of: $42.5 million for consolidation of information systems; $25.3 million related primarily to relocating certain operations; and $17.2 million of severance and other costs. The remaining $65.0 million of these charges relates to inventory consolidation and is included in cost of automotive retail sales in the Company's 1997 Consolidated Statement of Operations. During the year ended December 31, 1998, the Company reduced its estimated restructuring reserves for information systems and increased its estimated reserves for the relocation of certain operations by approximately $21.0 million. The decrease in the information systems reserve is a result of the Company's decision to eliminate or delay the conversion of certain systems. The increase in the relocation reserve is due to the Company's decision to close its reconditioning centers and relocate the reconditioning operations to the Company's AutoNation USA megastores.

     Through December 31, 1998, the Company has spent approximately $30.3 million related to restructuring activities and has recorded $30.6 million of these restructuring charges against certain assets. As of December 31, 1998, approximately $24.1 million remained in accrued liabilities related to these charges. The Company believes the activities associated with these charges will be substantially completed during 1999.

     Operating income (loss) from the Company's automotive retail operations was $395.8 million, $(68.4) million and $33.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Excluding restructuring and other pre-tax charges in 1997 as previously discussed, operating income from the Company's automotive retail operations would have been $81.6 million or 1.3% of automotive retail revenue.

AUTOMOTIVE RENTAL

     The Company's automotive rental business primarily rents vehicles on a daily or weekly basis through National Car Rental System, Inc. ("National"), Alamo Rent-A-Car, Inc. ("Alamo") and CarTemps USA ("CarTemps").

     Automotive rental revenue was $3.45 billion, $3.06 billion and $2.7 billion for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 over 1997 of $398.5 million, or 13.0%, is a result of acquisitions which accounted for 10.3% and volume and primarily price which accounted for 2.7%. The increase in 1997 over 1996 of $355.7 million, or 13.2%, is a result of volume which accounted for 4.6%, price which accounted for 4.4% and acquisitions which accounted for 4.2%.

     Cost of automotive rental operations was $2.62 billion, $2.34 billion and $2.17 billion or, as a percentage of automotive rental revenue, 76.0%, 76.5% and 80.3% for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in aggregate dollars for 1998 and 1997 are primarily attributed to acquisitions, maintaining a larger fleet and, in 1997, higher rental volume. The decreases in such expenses as percentages of revenue are primarily a result of revenue improvement from rental rate increases.

     Selling, general and administrative expenses related to the Company's automotive rental operations were $637.0 million, $536.9 million and $537.1 million or, as percentages of automotive rental revenue, 18.4%, 17.6% and 19.9% for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 increase in aggregate dollars over 1997 is primarily due to acquisitions and costs associated with implementing the Company's Global Odyssey operating system ("Global Odyssey"). The 1998 increase in selling, general and administrative expenses as a percentage of revenue versus 1997 is primarily due to costs associated with implementing Global Odyssey and higher selling costs. The 1997 decrease as a percentage of automotive rental revenue versus 1996 is primarily due to the reduction of selling and administrative expenses of acquired businesses.

     During the year ended December 31, 1997, the Company recorded approximately $94.1 million of restructuring and other charges associated with integrating the Company's automotive rental operations. The primary components of this charge were as follows: $32.0 million related to elimination of redundant information systems; $18.0 million related to fleet consolidation; and $44.1 million related to closure or sale of duplicate rental facilities and merger and other non-recurring expenses. Through December 31, 1998, the Company has spent approximately $45.5 million related to restructuring activities and has recorded $26.6 million of these restructuring charges against certain assets. As of December 31, 1998, approximately $22.0 million remained in accrued liabilities related to these charges. The Company believes the activities associated with these charges will be substantially completed during 1999.

     During the year ended December 31, 1996, the Company recorded pre-tax charges of approximately $75.7 million related to the integration of the operations of Alamo into those of the Company. Approximately $23.5 million of such expenses appear as restructuring and other charges in the Company's Consolidated Statement of Operations for the year ended December 31, 1996 with the remainder of approximately $52.2 million included in cost of automotive rental operations and selling, general and administrative expenses. These costs primarily include asset write-offs, severance benefits, accounting and legal merger costs and changes in various estimated reserve requirements. The activities associated with these charges were substantially completed during 1997.

     Operating income (loss) from the Company's automotive rental operations was $193.7 million, $86.6 million and $(28.4) million for the years ended December 31, 1998, 1997 and 1996, respectively. Excluding restructuring and other pre-tax charges as previously discussed, operating income from the Company's automotive rental operations would have been $180.7 million and $47.3 million in 1997 and 1996, respectively.

CORPORATE

     Corporate expenses were $54.3 million, $30.1 million and $27.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Such increases are a result of the overall growth experienced by the Company.

INTEREST INCOME

     Interest income was $10.2 million, $13.3 million and $19.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decreases are primarily a result of lower average cash balances on hand during 1998 and 1997.

INTEREST EXPENSE

     Interest expense was incurred primarily on borrowings under the Company's revolving credit facility for acquisitions and debt assumed in acquisitions. Interest expense was $22.0 million, $11.1 million and $37.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 over 1997 is primarily due to borrowings for acquisitions. The decrease in 1997 versus 1996 is primarily due to the repayment of debt. Interest expense related to vehicle inventory financing and revenue earning vehicle financing is included in cost of automotive retail sales and cost of automotive rental operations, respectively, in the accompanying Consolidated Statements of Operations.

OTHER INCOME (EXPENSE)

     Other income for the year ended December 31, 1997 consists primarily of a $102.3 million pre-tax gain from the May 1997 sale of the Company's 15.0 million shares of ADT Limited common stock, net of fees and expenses. Such shares of ADT Limited common stock were received in March 1997 upon the Company's exercise of a warrant which became exercisable upon termination of the Company's agreement to acquire ADT Limited by mutual agreement of the parties in September 1996.

INCOME TAXES

     The provision for income taxes from continuing operations was $188.1 million, $38.3 million and $15.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The effective income tax rate was 36.0%, 37.2% and 42.9% for the years ended December 31, 1998, 1997 and 1996, respectively. The 1996 income tax provision is primarily due to the Company providing valuation allowances on certain deferred tax assets and varying higher historical effective income tax rates of acquired businesses.

     Effective with RSG's initial public offering on July 1, 1998, RSG is no longer included in the Company's consolidated federal income tax return.

DISCONTINUED OPERATIONS

  Solid Waste Services

     As a result of the Company's decision to sell its remaining interest in RSG, the net assets and operating results of the Company's solid waste services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements.

     A summary of the Company's solid waste services operations is as follows for the years ended December 31 (in millions):

                                                              1998       1997      1996
                                                            --------   --------   ------
Revenue...................................................  $1,369.1   $1,127.7   $953.3
Expenses:
  Cost of operations......................................     949.0      809.1    703.6
  Selling, general and administrative.....................     120.8      107.1    126.9
  Restructuring and other charges.........................        --         --      8.8
                                                            --------   --------   ------
Operating income..........................................     299.3      211.5    114.0
Interest expense..........................................      (7.4)      (5.7)   (10.9)
Interest and other income.................................        .6        6.7     13.9
                                                            --------   --------   ------
Income before income taxes................................     292.5      212.5    117.0
Provision for income taxes................................     105.3       76.9     49.5
                                                            --------   --------   ------
Net income before minority interest.......................     187.2      135.6     67.5
Minority interest.........................................      33.9         --       --
                                                            --------   --------   ------
Net income................................................  $  153.3   $  135.6   $ 67.5
                                                            ========   ========   ======

     Revenue from the Company's solid waste services operations was $1.37 billion, $1.13 billion and $953.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 over 1997 of $241.4 million, or 21.4%, is a result of internal growth which accounted for 12.8% of the increase and acquisitions which accounted for 8.6% of the increase. Price and primarily volume contributed 7.0% of the internal growth increase and "tuck-in" acquisitions contributed 5.8% of the increase. The increase in 1997 over 1996 of $174.4 million, or 18.3%, is a result of internal growth which accounted for 10.8% of the increase and acquisitions which accounted for 7.5% of the increase. Price and primarily volume contributed 7.4% of the internal growth increase and "tuck-in" acquisitions contributed 3.4%.

     Cost of solid waste services operations was $949.0 million, $809.1 million and $703.6 million or, as a percentage of solid waste revenue, 69.3%, 71.7% and 73.8% for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in aggregate dollars are a result of the expansion of the Company's solid waste services operations through acquisitions and internal growth. The decreases in cost of solid waste services operations as a percentage of revenue are primarily a result of improved operating efficiencies.

     Selling, general and administrative expenses related to the Company's solid waste services operations were $120.8 million, $107.1 million and $126.9 million or, as percentages of solid waste revenue, 8.8%, 9.5% and 13.3% for the years ended December 31, 1998, 1997 and 1996, respectively. The decreases in selling, general and administrative expenses as percentages of revenue in each of the years are primarily due to leveraging the existing overhead structure over an expanding revenue base.

     During the year ended December 31, 1996, the Company recorded restructuring and other charges totaling $8.8 million. These charges consist primarily of the cost of closing certain landfills, asset write-offs and merger expenses. The activities associated with these charges were completed during 1997.

     Operating income from the Company's solid waste services operations was $299.3 million, $211.5 million and $114.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Excluding restructuring and other charges as previously discussed, operating income from the Company's solid waste services operations would have been $122.8 million in 1996.

     Minority interest during the year ended December 31, 1998 represents 36.1% (the percentage of RSG common stock issued in the initial public offering described below under "Financial Condition") of RSG's net income during the period subsequent to the initial public offering. Such amount has been reflected as a reduction of income from discontinued operations in the accompanying Consolidated Statements of Operations.

     Effective with RSG's initial public offering in July 1998 as further described below, RSG is financed autonomously. Accordingly, RSG's operating cash flow is retained by RSG and is no longer commingled with the Company's cash flow from its automotive operations. In addition, borrowings under the Company's $1.0 billion revolving credit facility are no longer used to finance RSG's working capital requirements or acquisitions. In July 1998, RSG entered into a $1.0 billion unsecured revolving credit facility (the "RSG Credit Facility") with a group of banks to finance its working capital requirements and future acquisitions. The RSG Credit Facility is comprised of a $500.0 million facility with a term of 364 days and a $500.0 million facility with a term of 5 years. Borrowings under the RSG Credit Facility bear interest at LIBOR based interest rates.

  Electronic Security Services

     In October 1997, the Company sold its electronic security services division for approximately $610.0 million resulting in an after tax gain of approximately $230.0 million. In 1998, the Company finalized the sale resulting in an additional after tax gain of approximately $11.6 million. The operating results and gain on disposition of the electronic security services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements. Revenue and net income from the electronic security services segment was $83.8 million and $9.5 million in 1997 for the period prior to disposition, respectively, and $85.3 million and $8.4 million for 1996, respectively.

     See Note 12, Discontinued Operations, of Notes to Consolidated Financial Statements, for further discussion of these discontinued operations.

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

FINANCIAL CONDITION

     At December 31, 1998, the Company had $217.3 million in cash and approximately $426.2 million of availability under its $1.0 billion unsecured revolving credit facility which may be used for general corporate purposes. In March 1999, the Company entered into a $500.0 million 364-day unsecured bank revolving credit facility. This facility will be used for general corporate purposes and complements the $1.0 billion bank revolving credit facility maturing in April 2002.

     On July 1, 1998, the Company's solid waste subsidiary, RSG, completed an initial public offering resulting in net proceeds of approximately $1.43 billion. Proceeds from the offering were used to finance the growth of the Company's automotive operations. The Company intends to sell its remaining interest in RSG. Proceeds from the sale will be used to finance the growth of the Company's automotive operations.

     The Company finances vehicle purchases for its domestic automotive rental operations primarily through a $3.55 billion program comprised of a $2.3 billion single-seller commercial paper program and three bank-sponsored multi-seller commercial paper conduit facilities totaling $1.25 billion. Borrowings under these programs are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. As of December 31, 1998, the Company had approximately $202.6 million of availability under these programs. In January 1999, the Company increased the commercial paper program to $3.9 billion through an increase in the conduit facilities from $1.25 billion to $1.6 billion. On February 26, 1999, the Company issued $1.8 billion of rental vehicle asset-backed notes consisting of $550.0 million floating rate notes; $750.0 million 5.88% fixed rate notes; and $500.0 million 6.02% fixed rate notes (collectively, the "Notes"). The Company fixed the effective interest rate on the $550.0 million floating rate notes at 5.73% through the use of certain derivative transactions. Letters of credit totaling $150.0 million provide credit enhancement for the Notes. Proceeds from the Notes were used to refinance amounts outstanding under the Company's commercial paper programs. As a result of the refinancing, the Company has reduced its commercial paper program from $3.9 billion to $3.24 billion, comprised of a $1.99 billion single-seller program and three bank-sponsored multi-seller commercial paper conduit facilities totaling $1.25 billion. As of December 31, 1998, approximately 90% of the revenue earning vehicles financed under these programs were acquired under programs that allow the Company to require counterparties to repurchase vehicles held for periods up to 24 months. The Company expects to continue to fund its revenue earning vehicle purchases with secured vehicle financings.

     The Company has vehicle inventory financing and other credit facilities to fund its automotive retail operations. In November 1998, the Company entered into a $500.0 million bank-sponsored multi-seller commercial paper conduit facility to finance new and used vehicle inventory for the Company's automotive retail operations. This facility supplements the new and used vehicle inventory finance facilities provided by vehicle manufacturer captive finance companies. As of December 31, 1998, approximately $7.5 million was financed under this facility. In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $418.6 million at December 31, 1998.

     In September 1998, the Company entered into a $1.0 billion commercial paper warehouse facility with unrelated financial institutions for the securitization of installment loan receivables generated by the Company's automotive finance subsidiary. Through December 31, 1998, the Company has securitized approximately $698.8 million of loan receivables under this program, net of retained interests. Installment loans sold under this program are nonrecourse beyond the Company's retained interests. Proceeds from the securitization were primarily used to repay borrowings under the Company's revolving credit facility. The Company expects to continue to securitize receivables under this facility and/or other programs. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors which effectuate a variable to fixed rate swap at a weighted average rate of 5.18% at December 31, 1998. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial Rate.

     The Company uses interest rate swap agreements to manage the impact of interest rate changes on the Company's variable rate debt. The amounts exchanged by the counterparties to interest rate swap agreements are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged, and therefore, do not represent a measure of the Company's exposure as an end user of derivative financial instruments. At December 31, 1998, notional principal amounts related to interest rate swaps (variable to fixed rate) were $2.55 billion. As of December 31, 1998, the weighted average fixed rate payment on variable to fixed rate swaps was 5.87%. Variable rates received are indexed to the Commercial Paper Nonfinancial Rate ($2.45 billion notional principal amount) and LIBOR ($.10 billion notional principal amount). Including the Company's variable to fixed interest rate swaps, the Company's ratio of fixed interest rate debt to total debt outstanding was 50% as of December 31, 1998.

     In August 1998, the Company's Board of Directors authorized the repurchase of up to $500.0 million of Common Stock over the following 12 months. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. As of December 31, 1998, the Company had repurchased 9.1 million shares of Common Stock for an aggregate price of approximately $136.0 million.

     The Company believes that it has sufficient operating cash flow and other financial resources necessary to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

     Cash and cash equivalents increased $644.7 million and decreased by $191.3 million and $13.1 million during the years ended December 31, 1998, 1997 and 1996, respectively. The major components of these changes are discussed below.

  Cash Flows from Operating Activities

     Cash used in operating activities of continuing operations was $368.8 million, $847.5 million and $459.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. As previously discussed, the Company finances its revenue earning vehicle purchases with secured vehicle financings. Cash (used in) provided by operating activities of continuing operations was $(79.9) million, $(344.4) million and $131.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, excluding revenue earning vehicle depreciation and purchases of revenue earning vehicles (net of sales) totaling $288.9 million, $503.1 million and $591.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Cash provided by operating activities of discontinued operations was $297.1 million, $275.0 million and $154.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increases are primarily a result of the expansion of the Company's solid waste operations during the periods.

  Cash Flows from Investing Activities

     Cash flows from investing activities consist primarily of cash used for business acquisitions and capital additions and other transactions as further described below.

     Cash used in business acquisitions was $1.22 billion, $216.6 million and $51.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Business Combinations, of Notes to Consolidated Financial Statements for a further discussion of business combinations.

     Capital additions were $437.9 million, $294.5 million and $105.9 million during the years ended December 31, 1998, 1997 and 1996, respectively. The increases are primarily a result of expansion of the Company's automotive retail and rental businesses.

     In July 1998, the Company's solid waste subsidiary, RSG, completed an initial public offering resulting in net proceeds of approximately $1.43 billion.

     In October 1997, the Company sold its electronic security services division for approximately $610.0 million.

     In March 1997, the Company exercised its warrant to acquire 15.0 million common shares of ADT Limited for $20 per share. In May 1997, the Company sold the 15.0 million ADT Limited common shares for $27.50 per share to certain institutional investors.

     Cash used in investing activities of discontinued operations was $182.2 million, $170.8 million and $176.9 million during the years ended December 31, 1998, 1997 and 1996, respectively, and consists primarily of capital additions.

     The Company intends to finance capital expenditures and cash used in business acquisitions through cash on hand, the Company's revolving credit facility and other financings.

  Cash Flows from Financing Activities

     Cash flows from financing activities during the years ended December 31, 1998, 1997 and 1996 included revenue earning vehicle financing, commercial bank borrowings, repayments of debt, and other transactions as further described below.

     During the year ended December 31, 1998, the Company repurchased approximately 9.1 million shares of Common Stock for an aggregate price of approximately $136.0 million under its $500.0 million share repurchase program.

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

     Cash provided by (used in) financing activities of discontinued operations was $928.8 million, $(88.2) million and $(146.6) million during the years ended December 31, 1998, 1997 and 1996, respectively, and consists primarily of bank borrowings and/or repayments.

     These financing activities were used to fund revenue earning vehicle purchases, capital additions and acquisitions as well as to repay debt assumed in acquisitions and expand the Company's business during these years.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The tables below provide information about the Company's market sensitive financial instruments and constitute "forward-looking statements". All items described are non-trading.

     The Company's major market risk exposure is changing interest rates, primarily in the United States. Due to its limited foreign operations, the Company does not have material market risk exposures relative to changes in foreign exchange rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate swaps, caps and floors which are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The Company uses variable to fixed interest rate swap agreements to manage the impact of interest rate changes on the Company's variable rate debt. Expected maturity dates for variable rate debt and interest rate swaps are based upon contractual maturity dates. Average pay rates under interest rate swaps are based upon contractual fixed rates. Average variable receive rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date.

     The Company has entered into a series of interest rate caps and floors contractually maturing in 2004 to manage the impact of interest rate changes on securitized installment loan receivables. Expected maturity dates are based upon the estimated repayment of the underlying receivables after considering estimated prepayments and credit losses. Average rates on interest rate caps and floors are based upon contractual rates.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates. The fair value of interest rate swaps, caps and floors is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount the Company would pay or receive to terminate the agreements.

                                                              EXPECTED MATURITY DATE
                                     ------------------------------------------------------------------------      FAIR VALUE
DECEMBER 31, 1998                      1999       2000       2001      2002     2003    THEREAFTER    TOTAL     DECEMBER 31, 1998
-----------------                    --------   --------   --------   ------   ------   ----------   --------   -----------------
                                                                            (IN MILLIONS)
(Asset)/Liability
CONTINUING OPERATIONS:
Variable rate debt.................  $3,887.8   $1,259.9   $     --   $535.0   $   --     $  --      $5,682.7       $5,682.7
  Average interest rates...........      5.68%      5.55%        --     6.52%      --        --
Interest rate swaps................     650.0    1,000.0      250.0    150.0    500.0        --       2,550.0           47.0
  Average pay rate.................      5.83%      5.94%      6.15%    5.88%    5.63%       --
  Average receive rate.............      5.19%      5.41%      5.53%    5.53%    5.53%       --
Interest rate caps.................     287.2      192.6      146.1     90.3     20.9        --         737.1           (8.9)
  Average rate.....................      5.47%      5.47%      5.47%    5.47%    5.47%       --
Interest rate floors...............     287.2      192.6      146.1     90.3     20.9        --         737.1            7.1
  Average rate.....................      4.61%      4.61%      4.61%    4.61%    4.61%       --
DISCONTINUED OPERATIONS:
Variable rate debt.................  $  495.2   $    3.4   $    3.2   $  3.0   $503.1     $35.9      $1,043.8       $1,043.8
  Average interest rates...........      6.40%      5.06%      5.31%    5.19%    6.42%     5.21%

                                                              EXPECTED MATURITY DATE
                                     ------------------------------------------------------------------------      FAIR VALUE
DECEMBER 31, 1997                      1998       1999       2000      2001     2002    THEREAFTER    TOTAL     DECEMBER 31, 1997
-----------------                    --------   --------   --------   ------   ------   ----------   --------   -----------------
                                                                            (IN MILLIONS)
(Asset)/Liability
CONTINUING OPERATIONS:
Variable rate debt.................  $2,713.9   $  153.7   $1,072.7   $   --   $285.0     $  --      $4,225.3       $4,225.3
  Average interest rates...........      6.17%      6.20%      5.86%      --     5.97%       --
Interest rate swaps................     300.0      650.0    1,000.0    150.0    150.0        --       2,250.0            8.0
  Average pay rate.................      5.85%      5.81%      5.95%    6.50%    5.88%       --
  Average receive rate.............      5.50%      5.50%      5.50%    5.50%    5.50%       --
DISCONTINUED OPERATIONS:
Variable rate debt.................  $    1.1   $    1.5   $    1.7   $  1.8   $  1.9     $35.1      $   43.1       $   43.1
  Average interest rates...........      4.75%      4.75%      4.75%    4.75%    4.75%     4.75%

SEASONALITY

     The Company's automotive retail operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models.

     The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

YEAR 2000

     The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000 ("Y2K"). The Company is addressing the issue of computer programs, embedded chips and third party suppliers that may be impacted by Y2K. The Company has developed a dedicated Y2K Project Office to coordinate compliance efforts and ensure that the project status is monitored and reported throughout the organization.

     The Company has identified four core phases in preparing for Y2K:

          Assessment -- In the assessment phase, an inventory is performed of software, hardware, telecommunications equipment and embedded chip technology. Also, critical systems and vendors are identified and prioritized.

          Analysis -- In the analysis phase, each system or item assessed as critical is reviewed to determine Y2K compliance. Key vendors are also evaluated at this time to determine their compliance status.

          Remediation -- In the remediation phase, modifications or replacements are made to critical systems and equipment to make them Y2K-compliant or the systems and/or vendors are replaced with compliant systems or vendors. Decisions are also made as to whether changes are necessary or feasible for key third-party suppliers.

          Testing and Validation -- In this phase, the Company prepares, executes and verifies the testing of critical systems.

          Each division of the Company has developed plans to correct Y2K issues and, to date, has made progress as follows:

     Automotive Retail Division:

          The Company's franchised automotive dealerships and AutoNation USA megastores use one of six Dealer Management Systems ("DMS"), which perform the core functions of a dealership's operations. The Company has determined, subject to verification and testing, that the DMS systems provided by these vendors are Y2K compliant or will be Y2K compliant with an upgrade. Approximately 60% of the Company's franchised automotive dealerships using these DMS systems have been upgraded to a compliant version with the remaining 40% scheduled to complete such upgrades by the end of the second quarter of 1999. The Company intends to obtain further documentation to support such compliance, as well as conduct testing to verify compliance.

          The Company has developed other software applications that are in use at its AutoNation USA megastores as well as some of its franchised automotive dealerships. Although none of these systems are considered mission critical, after an initial pilot to assess these systems, the Company has proceeded with an effort to assess, analyze, remediate and test this code. This effort is 65% complete with completion scheduled for the end of the second quarter of 1999.

          The Company has completed an inventory of its franchised automotive dealerships and megastores to identify other business systems, products, suppliers and embedded chips. Those issues identified are expected to be remediated or replaced by the end of the second quarter of 1999.

     Automotive Rental Division:

          For over a year, the Company, in conjunction with external consultants, has been developing the Global Odyssey system, which will replace substantially all rental systems, as well as the applicable hardware and operating systems. This system was designed to be Y2K compliant and Y2K testing was completed prior to the recent implementation of the Global Odyssey reservation, operations and financial systems at National's North American locations prior to the end of 1998. The Global Odyssey fleet system was implemented at National's North American locations during the first quarter of 1999.

          Alamo's existing systems have been undergoing remediation as a contingency to Global Odyssey not being fully deployed in 1999. That process, which began in 1997, has remediated 100% of the systems and 80% has been tested and put into production. A full integration test is expected to be completed during the third quarter of 1999.

          The Rental Division has surveyed the majority of its North American rental locations to identify other critical business systems, products and vendors, including embedded chip issues. Work is ongoing to remediate or replace business systems, products and vendors that are not Y2K compliant. Completion of remediation or replacement is expected by the end of the second quarter of 1999. The Company has also developed a plan for its European locations, some of which are supported by the Alamo mainframe, which is discussed above. The remaining European locations are supported by systems developed and supported by the United Kingdom headquarters which are currently scheduled to be Y2K compliant by the end of the third quarter of 1999.

     Solid Waste Division:

          RSG has identified six critical systems or processes related to Y2K compliance. These are hauling and disposal fleet operations, electrical systems, telecommunications, payroll processing, billing systems and payments to critical third parties. RSG primarily uses industry standard automated applications in most of its locations which are provided by third parties. The majority of these applications are believed to be Y2K compliant, but RSG is currently testing compliance in coordination with the vendors. The three locations with proprietary software are currently in the remediation phase and expect to be completed by the end of the second quarter of 1999.

          RSG is currently finalizing its assessment of embedded chips and third party suppliers. RSG expects to complete the inventory and assessment of this information during the second quarter of 1999. As information is received related to these areas, RSG analyzes the compliance of products and develops a strategy for repair or replacement of non-compliant systems as well as testing and validation of such items. RSG expects to be substantially complete with the analysis of this information by the end of the third quarter of 1999. The remediation phase is expected to be complete by the end of the third quarter of 1999.

     Costs To Address Y2K

          To date, the Company's automotive retail and rental divisions have spent approximately $7.1 million on Y2K efforts across all areas and expect to spend a total of approximately $27.9 million when complete; of which $9.1 million is scheduled to be incurred as capital expenditures and depreciated accordingly. Such amounts exclude costs associated with replacing the Company's automotive rental systems with Global Odyssey since the Global Odyssey implementation was planned in advance and not accelerated as a result of Y2K. The Company expects to fund Y2K costs through operating cash flow. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

          RSG has spent approximately $1.2 million to date on Y2K efforts across all areas and expects to spend a total of approximately $4.0 million when complete; of which $1.3 million is scheduled to be incurred as capital expenditures and depreciated accordingly.

     Risks and Contingency Plans

          The Company presently believes, that upon remediation of its business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Company believes that the most likely worst case scenario would be the delay or disruption in the delivery of products which could have a material adverse impact on the Company's operations including, but not limited to, loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company has initiated comprehensive contingency and business continuation plans, which are expected to be in place in the second quarter of 1999 in order to ensure enough time for implementation of such plans, if necessary and thus possibly avoid such risks.

     Determining the Y2K readiness of third party products and business dependencies requires pursuit, collection and appraisal of voluntary statements made or provided by those parties, if available, together with independent factual research. The Company has identified its material third-party relationships and has surveyed these parties. The results are being analyzed as surveys are received. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine and verify the readiness of products and dependencies, there can be no assurances that reliable information will be offered or otherwise available. In addition, verification methods (including testing methods) may not be reliable or fully implemented. Accordingly, notwithstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a product (information technology and other computerized equipment) or a business dependency (including a supplier, distributor or ancillary industry group) is Y2K ready.

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

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company's accounting policies conform with the requirements of SOP 98-5; therefore adoption of this Statement will not impact the Company's consolidated financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

     Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the dependence on vehicle manufacturers to approve franchised automotive dealership acquisitions and the restrictions imposed by vehicle manufacturers on franchised automotive dealership acquisitions and operations; the risk of unfavorable economic conditions on the Company's operations; the Company's dependence on key personnel; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the risks and costs associated with complying with the date change in the year 2000; the ability to develop and implement operational and financial systems to manage rapidly growing operations; and other factors contained in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Certified Public Accountants..........   42

Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   43

Consolidated Statements of Operations for Each of the Three
  Years Ended December 31, 1998.............................   44

Consolidated Statements of Shareholders' Equity for Each of
  the Three Years Ended
  December 31, 1998.........................................   45

Consolidated Statements of Cash Flows for Each of the Three
  Years Ended December 31, 1998.............................   46

Notes to Consolidated Financial Statements..................   47

Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for Each of the Three Years Ended
  December 31, 1998.........................................   69

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Republic Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Republic Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
March 3, 1999.

                           REPUBLIC INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                1998        1997
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   217.3   $   129.2
  Receivables, net..........................................    1,605.3       846.3
  Revenue earning vehicles, net.............................    4,588.7     4,466.5
  Inventory.................................................    1,853.5     1,083.1
  Other current assets......................................      141.5       120.1
                                                              ---------   ---------
          Total Current Assets..............................    8,406.3     6,645.2
INVESTMENTS.................................................      172.3        13.4
PROPERTY AND EQUIPMENT, NET.................................    2,043.6     1,295.1
INTANGIBLE AND OTHER ASSETS, NET............................    2,473.4     1,225.6
NET ASSETS OF DISCONTINUED OPERATIONS.......................      830.2     1,016.9
                                                              ---------   ---------
                                                              $13,925.8   $10,196.2
                                                              =========   =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   307.4   $   220.6
  Accrued liabilities.......................................      697.9       500.3
  Insurance reserves........................................      128.3       102.1
  Revenue earning vehicle debt..............................    2,618.2     2,209.4
  Notes payable and current maturities of long-term debt....    1,441.8       521.2
  Other current liabilities.................................      346.8       263.4
                                                              ---------   ---------
          Total Current Liabilities.........................    5,540.4     3,817.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................      555.9       306.6
LONG-TERM REVENUE EARNING VEHICLE DEBT......................    1,759.7     1,962.7
DEFERRED INCOME TAXES.......................................      227.1       196.9
OTHER LIABILITIES...........................................      418.5       428.7
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000
     shares authorized; none issued.........................         --          --
  Common stock, par value $.01 per share; 1,500,000,000
     shares authorized; 467,240,307 and 432,705,796 shares
     issued and outstanding including shares held in
     treasury, respectively.................................        4.7         4.3
  Additional paid-in capital................................    4,628.9     3,051.5
  Retained earnings.........................................      930.9       431.4
  Accumulated other comprehensive loss......................       (4.3)       (2.9)
  Treasury stock, at cost; 9,110,400 shares held at December
     31, 1998...............................................     (136.0)         --
                                                              ---------   ---------
          Total Shareholders' Equity........................    5,424.2     3,484.3
                                                              ---------   ---------
                                                              $13,925.8   $10,196.2
                                                              =========   =========

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                1998        1997       1996
                                                              ---------   --------   --------
REVENUE:
  Automotive retail sales...................................  $12,664.6   $6,122.8   $2,933.7
  Automotive rental revenue.................................    3,453.6    3,055.1    2,699.4
                                                              ---------   --------   --------
                                                               16,118.2    9,177.9    5,633.1
EXPENSES:
  Cost of automotive retail sales...........................   10,909.6    5,459.0    2,611.3
  Cost of automotive rental operations......................    2,622.9    2,337.5    2,167.2
  Selling, general and administrative.......................    2,050.5    1,214.2      847.9
  Restructuring and other charges...........................         --      179.1       29.5
                                                              ---------   --------   --------
OPERATING INCOME (LOSS).....................................      535.2      (11.9)     (22.8)
INTEREST INCOME.............................................       10.2       13.3       19.8
INTEREST EXPENSE............................................      (22.0)     (11.1)     (37.5)
OTHER INCOME (EXPENSE), NET.................................        (.7)     112.6        4.8
                                                              ---------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................      522.7      102.9      (35.7)
PROVISION FOR INCOME TAXES..................................      188.1       38.3       15.3
                                                              ---------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY CHARGE......................................      334.6       64.6      (51.0)
                                                              ---------   --------   --------
DISCONTINUED OPERATIONS:
  Income from discontinued operations, net of minority
     interest and income taxes..............................      153.3      145.1       75.9
  Gain on disposal of segment, net of income tax provision
     of $8.4 in 1998 and $233.7 in 1997.....................       11.6      230.0         --
                                                              ---------   --------   --------
  Income from discontinued operations.......................      164.9      375.1       75.9
                                                              ---------   --------   --------
INCOME BEFORE EXTRAORDINARY CHARGE..........................      499.5      439.7       24.9
EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF
  DEBT, NET OF BENEFIT FOR INCOME TAXES OF $15.0............         --         --      (31.6)
                                                              ---------   --------   --------
NET INCOME (LOSS)...........................................  $   499.5   $  439.7   $   (6.7)
                                                              =========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $     .74   $    .16   $   (.16)
  Discontinued operations...................................        .36        .93        .24
  Extraordinary charge......................................         --         --       (.10)
                                                              ---------   --------   --------
  Net income (loss).........................................  $    1.10   $   1.09   $   (.02)
                                                              =========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $     .71   $    .15   $   (.16)
  Discontinued operations...................................        .35        .87        .24
  Extraordinary charge......................................         --         --       (.10)
                                                              ---------   --------   --------
  Net income (loss).........................................  $    1.06   $   1.02   $   (.02)
                                                              =========   ========   ========

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN MILLIONS)

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                                  COMPRE-                COMPRE-
                                                        ADDITIONAL                HENSIVE                HENSIVE
                                               COMMON    PAID-IN     RETAINED     INCOME      TREASURY   INCOME
                                               STOCK     CAPITAL     EARNINGS     (LOSS)       STOCK     (LOSS)
                                               ------   ----------   --------   -----------   --------   -------
BALANCE AT DECEMBER 31, 1995.................   $3.0     $  675.6     $107.8       $ 2.6      $    --
  Comprehensive loss:
    Net loss.................................     --           --       (6.7)         --           --    $ (6.7)
    Other comprehensive loss -- foreign
      currency translation adjustments.......     --           --         --         (.8)          --       (.8)
                                                                                                         ------
      Comprehensive loss.....................     --           --         --          --           --    $ (7.5)
                                                                                                         ======
  Sales of common stock......................     .2        550.7         --          --           --
  Stock issued in acquisitions...............     .1         86.5         --          --           --
  Exercise of stock options and warrants,
    including income tax benefit of $20.3
    million..................................     --         43.7         --          --           --
  Distributions to former owners of pooled
    companies................................     --           --      (78.4)         --           --
  Other......................................     .1         31.1        4.4          --           --
                                                ----     --------     ------       -----      -------
BALANCE AT DECEMBER 31, 1996.................    3.4      1,387.6       27.1         1.8           --
  Comprehensive income (loss):
    Net income...............................     --           --      439.7          --           --    $439.7
    Other comprehensive loss -- foreign
      currency translation adjustments.......     --           --         --        (4.7)          --      (4.7)
                                                                                                         ------
      Comprehensive income...................     --           --         --          --           --    $435.0
                                                                                                         ======
  Sales of common stock......................     .2        552.5         --          --           --
  Stock issued in acquisitions...............     .6        942.5         --          --           --
  Exercise of stock options and warrants,
    including income tax benefit of $32.7
    million..................................     .1         92.0         --          --           --
  Distributions to former owners of pooled
    companies................................     --           --      (31.4)         --           --
  Other......................................     --         76.9       (4.0)         --           --
                                                ----     --------     ------       -----      -------
BALANCE AT DECEMBER 31, 1997.................    4.3      3,051.5      431.4        (2.9)          --
  Comprehensive income (loss):
    Net income...............................     --           --      499.5          --           --    $499.5
                                                                                                         ------
    Other comprehensive income (loss):
      Foreign currency translation
         adjustments.........................     --           --         --          --           --      (1.6)
      Unrealized loss on marketable
         securities..........................     --           --         --          --           --       (.4)
      Unrealized gain on interest-only strip
         receivables.........................     --           --         --          --           --        .6
                                                                                                         ------
      Other comprehensive loss...............     --           --         --        (1.4)          --      (1.4)
                                                                                                         ------
         Comprehensive income................     --           --         --          --           --    $498.1
                                                                                                         ======
  Stock issued in acquisitions...............     .3        540.9         --          --           --
  Sale of common stock of RSG................     --        998.5         --          --           --
  Purchases of treasury stock................     --           --         --          --       (136.0)
  Exercise of stock options and warrants,
    including income tax benefit of $4.8
    million..................................     .1         38.0         --          --           --
                                                ----     --------     ------       -----      -------
BALANCE AT DECEMBER 31, 1998.................   $4.7     $4,628.9     $930.9       $(4.3)     $(136.0)
                                                ====     ========     ======       =====      =======

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                 1998         1997         1996
                                                              ----------   ----------   ----------
CASH USED IN OPERATING ACTIVITIES:
  Net income (loss).........................................  $    499.5   $    439.7   $     (6.7)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Purchases of revenue earning vehicles...................    (6,974.6)    (5,227.3)    (4,695.3)
    Sales of revenue earning vehicles.......................     5,780.1      3,892.3      3,356.4
    Depreciation of revenue earning vehicles................       905.6        831.9        747.9
    Depreciation and amortization of property and
      equipment.............................................        92.4         62.7         47.6
    Amortization of intangible assets.......................        53.6         22.9          5.1
    Non-cash restructuring and other charges................          --        186.0         86.7
    Loss on extinguishment of debt, net of income taxes.....          --           --         31.6
    Gain on sale of marketable securities...................          --       (102.3)          --
    Income from discontinued operations.....................      (164.9)      (375.1)       (75.9)
    Changes in assets and liabilities, net of effects from
      business acquisitions:
      Receivables...........................................      (504.6)      (193.7)       (94.5)
      Inventory.............................................        66.5       (205.9)       (21.4)
      Other assets..........................................       (26.9)        76.1        (58.0)
      Accounts payable and accrued liabilities..............      (101.2)      (264.3)       108.3
      Other liabilities.....................................         5.7          9.5        108.6
                                                              ----------   ----------   ----------
                                                                  (368.8)      (847.5)      (459.6)
                                                              ----------   ----------   ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Cash used in business acquisitions, net of cash
    acquired................................................    (1,221.4)      (216.6)       (51.5)
  Purchases of property and equipment.......................      (437.9)      (294.5)      (105.9)
  Purchases of marketable securities........................      (195.5)      (300.0)          --
  Sales of marketable securities............................        94.1        402.3         42.3
  Proceeds from sale of common stock of RSG.................     1,433.6           --           --
  Cash received on disposal of electronic security
    division................................................          --        610.0           --
  Other.....................................................       (64.7)       (49.1)      (239.3)
                                                              ----------   ----------   ----------
                                                                  (391.8)       152.1       (354.4)
                                                              ----------   ----------   ----------
CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from revenue earning vehicle financing...........    46,950.4     29,103.7     17,802.7
  Payments on revenue earning vehicle financing.............   (46,578.3)   (28,688.7)   (17,452.0)
  Proceeds from long-term debt and notes payable............        17.1        373.2        227.0
  Payments of long-term debt and notes payable..............      (294.2)      (732.1)      (350.6)
  Net proceeds (payments) from revolving credit and vehicle
    inventory financing facilities..........................       373.8       (139.7)       158.6
  Sales of common stock.....................................          --        552.7        550.9
  Purchases of treasury stock...............................      (136.0)          --           --
  Other.....................................................        28.8         19.0         33.8
                                                              ----------   ----------   ----------
                                                                   361.6        488.1        970.4
                                                              ----------   ----------   ----------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS:
  Operating activities......................................       297.1        275.0        154.0
  Investing activities......................................      (182.2)      (170.8)      (176.9)
  Financing activities......................................       928.8        (88.2)      (146.6)
                                                              ----------   ----------   ----------
                                                                 1,043.7         16.0       (169.5)
                                                              ----------   ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       644.7       (191.3)       (13.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       129.2        320.5        357.8
                                                              ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................       773.9        129.2        344.7
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS
  AT END OF PERIOD..........................................      (556.6)          --        (24.2)
                                                              ----------   ----------   ----------
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF
  PERIOD....................................................  $    217.3   $    129.2   $    320.5
                                                              ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                           REPUBLIC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (ALL TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying Consolidated Financial Statements include the accounts of Republic Industries, Inc. and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated.

     In May 1998, the Company announced its intention to separate the Company's solid waste subsidiary, Republic Services, Inc. ("RSG"), from the Company. The Company and RSG have entered into certain agreements providing for the separation and governing various interim and ongoing relationships between the companies. The Company also announced its intention to distribute its remaining shares of common stock in RSG as of the distribution date to the Company's stockholders in 1999, subject to certain conditions and consents (the "Distribution"). The Distribution was conditioned, in part, on the Company obtaining a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, the Distribution would qualify as a tax free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended, in form and substance satisfactory to the Company.

     In July 1998, the Company filed its request for the private letter ruling with the IRS, and continued to process the request through February 1999 with the expectation of completing the Distribution in mid-1999. In March 1999, the IRS advised the Company in writing that the IRS would not rule as requested. In light of the IRS action, the Company's Board of Directors decided not to complete the Distribution. Alternatively, the Company has decided to sell its remaining interest in RSG. Accordingly, as discussed in Note 12, Discontinued Operations, the Company's solid waste services segment has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

     In October 1997, the Company sold its electronic security services division. Accordingly, as discussed in Note 12, Discontinued Operations, these operations have been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the operating results of these discontinued operations.

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

     All per share data and numbers of shares of the Company's common stock, par value $.01 per share ("Common Stock") for all periods included in the consolidated financial statements and notes thereto have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that occurred in June 1996, as is more fully described in Note 7, Shareholders' Equity.

                           REPUBLIC INDUSTRIES, INC.

RECEIVABLES

     The components of receivables, net of allowance for doubtful accounts at December 31 are as follows:

                                                                1998      1997
                                                              --------   ------
Automotive retail trade receivables.........................  $  493.6   $198.7
Automotive rental trade receivables.........................     264.7    207.1
Vehicle manufacturer receivables............................     458.2    366.4
Automotive finance receivables..............................     354.0     38.1
Other.......................................................      97.1     73.3
                                                              --------   ------
                                                               1,667.6    883.6
Less: allowance for doubtful accounts.......................     (62.3)   (37.3)
                                                              --------   ------
                                                              $1,605.3   $846.3
                                                              ========   ======

     Automotive finance receivables are generated by the Company's automotive retail finance subsidiary and include finance lease receivables, installment loan receivables and retained interests in securitized installment loan receivables. In 1998, the Company entered into a $1.0 billion commercial paper warehouse facility with certain financial institutions for the securitization of installment loan receivables. Through December 31, 1998, the Company has securitized approximately $698.8 million of loan receivables under this program. Installment loans sold under this program are nonrecourse beyond the Company's retained interests. The Company sells its receivables to a commercial paper conduit, but retains responsibility for servicing the loans for which it is paid a servicing fee. The Company retains a subordinated interest in the sold receivables and the future excess cash flow from the loan portfolio after required interest payments, servicing and other fees and expenses. The Company provides additional credit enhancement in the form of restricted cash deposits. As further discussed in Note 13, Derivative Financial Instruments, the Company enters into interest rate protection agreements to manage the impact of interest rate changes on amounts securitized.

     The Company accounts for the sale of receivables in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Gains or losses from the sales of automotive finance receivables are recognized in the period in which sales occur. In determining the gain or loss for each sale, the Company allocates the book value of the loan portfolio between amounts sold and retained interests based upon relative fair values. The Company's retained interests in securitized installment loan receivables consist of retained interests in sold principal, interest-only strip receivables representing the present value of future excess cash flow and servicing assets. Retained interests in the sold principal are carried at allocated carrying amounts and subsequently assessed for impairment. Interest-only strip receivables are carried at fair value and marked to market as a component of other comprehensive income. Servicing assets are initially recorded at allocated carrying amounts and subsequently amortized over the servicing period and assessed for impairment.

                           REPUBLIC INDUSTRIES, INC.

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

     A summary of revenue earning vehicles at December 31 is as follows:

                                                                1998       1997
                                                              --------   --------
Revenue earning vehicles....................................  $5,062.8   $4,980.1
Less: accumulated depreciation..............................    (474.1)    (513.6)
                                                              --------   --------
                                                              $4,588.7   $4,466.5
                                                              ========   ========

     Revenue earning vehicles with a net book value of approximately $3.73 billion at December 31, 1998 were acquired under programs that allow the Company to require counterparties to repurchase vehicles held for periods of up to twenty-four months. The agreements contain varying mileage and damage limitations.

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

     A summary of inventory at December 31 is as follows:

                                                                1998       1997
                                                              --------   --------
New vehicles................................................  $1,274.3   $  642.7
Used vehicles...............................................     457.3      377.4
Parts and accessories.......................................     119.3       55.2
Other.......................................................       2.6        7.8
                                                              --------   --------
                                                              $1,853.5   $1,083.1
                                                              ========   ========

INVESTMENTS

     Investments consist of marketable securities and investments in businesses accounted for under the equity method. Marketable securities include investments in debt securities classified as available for sale and are stated at fair value with unrealized gains and losses included in other comprehensive income. Fair value is estimated based on quoted market prices. Equity method investments represent investments in 50% or less owned automotive businesses over which the Company has the ability to exercise significant influence. The Company records its initial equity method investments at cost and subsequently adjusts the carrying amounts of the investments for the Company's share of the earnings or losses of the investee after the acquisition date as a component of other income
(loss) in the Company's Consolidated Statements of Operations.

                           REPUBLIC INDUSTRIES, INC.

     A summary of investments at December 31 is as follows:

                                                               1998     1997
                                                              ------   ------
Marketable securities.......................................  $101.4   $  4.7
Equity method investments...................................    70.9      8.7
                                                              ------   ------
                                                              $172.3   $ 13.4
                                                              ======   ======

     Investments in marketable securities at December 31 are as follows:

                                                               1998     1997
                                                              ------   ------
U.S. government debt securities.............................  $ 70.0   $ --
Corporate debt securities...................................    31.4      4.7
                                                              ------   ------
                                                              $101.4   $  4.7
                                                              ======   ======

     At December 31, 1998, aggregate maturities of marketable securities are as follows:

                                                                        FAIR
                                                               COST    VALUE
                                                              ------   ------
Due in 2 - 5 years..........................................  $ 91.9   $ 91.3
Due in 6 - 10 years.........................................     3.0      3.0
Due after 10 years..........................................     7.1      7.1
                                                              ------   ------
                                                              $102.0   $101.4
                                                              ======   ======

     Gross unrealized losses on U.S. government debt securities were $.6 million at December 31, 1998. There were no gross unrealized losses on corporate debt securities at December 31, 1998 or 1997. There were no gross unrealized gains on U.S. government or corporate debt securities at December 31, 1998 or 1997. Proceeds from sales of available for sale securities were $94.1 million, $402.3 million and $42.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Gross realized gains and losses were not material for the years ended December 31, 1998 and 1996. During the year ended December 31, 1997, realized gains of $102.3 million were recognized on the sale of 15.0 million common shares of ADT Limited. Such shares of ADT Limited common stock were received in March 1997 upon the Company's exercise of a warrant which became exercisable upon termination of the Company's agreement to acquire ADT Limited by mutual agreement of the parties in September 1996.

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

     The Company revises the estimated useful lives of property and equipment acquired through its business acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are: twenty to forty years for buildings and improvements, three to fifteen years for equipment and five to ten years for furniture and fixtures.

                           REPUBLIC INDUSTRIES, INC.

     A summary of property and equipment at December 31 is as follows:

                                                                1998       1997
                                                              --------   --------
Land........................................................  $  687.0   $  474.9
Furniture, fixtures and equipment...........................     530.6      299.8
Buildings and improvements..................................   1,116.9      752.0
                                                              --------   --------
                                                               2,334.5    1,526.7
Less: accumulated depreciation and amortization.............    (290.9)    (231.6)
                                                              --------   --------
                                                              $2,043.6   $1,295.1
                                                              ========   ========

INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Accumulated amortization of intangible assets was $85.6 million and $31.7 million at December 31, 1998 and 1997, respectively.

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

REVENUE RECOGNITION

     Revenue from the Company's automotive retail operations consists of sales of new and used vehicles, parts and service and finance and insurance products. An estimated allowance for chargebacks against revenue recognized from sales of finance and insurance products is established during the period in which related revenue is recognized. Revenue from the Company's automotive rental operations consists primarily of fees from rentals and the sale of related rental products. The Company recognizes revenue over the period in which products are sold, vehicles are rented or services are provided.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes interest rate protection agreements with several counterparties to manage the impact of interest rate changes on the Company's debt obligations. The Company does not use derivative financial instruments for trading purposes. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense on derivative financial instruments used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. If an interest rate swap is terminated early,

                           REPUBLIC INDUSTRIES, INC.

any resulting gain or loss is deferred and amortized as an adjustment of the cost of the underlying exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, the related pro-rata portion of any unrecognized gain or loss on the swap is recognized in income at that time as part of the gain or loss on the termination. Amounts receivable or payable under the agreements are included in receivables or accrued liabilities in the accompanying Consolidated Balance Sheets and were not material at December 31, 1998 or 1997.

ADVERTISING

     The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at December 31, 1998 or 1997. Advertising expense was $283.1 million, $229.1 million and $148.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     The Company made interest payments of approximately $382.5 million, $286.4 million and $285.1 million for the years ended December 31, 1998, 1997 and 1996, respectively, including interest on vehicle inventory and revenue earning vehicle financing. The Company made income tax payments of approximately $139.8 million, $72.1 million and $20.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

                           REPUBLIC INDUSTRIES, INC.

2. BUSINESS COMBINATIONS

     Businesses acquired through December 31, 1998 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition. Businesses acquired and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception.

     During the year ended December 31, 1998, the Company acquired various businesses primarily in the automotive retail and solid waste services industries. The Company issued an aggregate of approximately 21.9 million shares of Common Stock and paid approximately $736.1 million of cash for primarily automotive retail acquisitions accounted for under the purchase method of accounting. The Company issued an aggregate of 3.4 million shares of Common Stock and paid approximately $485.3 million of cash and certain properties for solid waste acquisitions accounted for under the purchase method of accounting.

     During the year ended December 31, 1997, the Company acquired various businesses in the automotive retail, automotive rental and solid waste services industries. The Company issued an aggregate of approximately 53.7 million shares of Common Stock and paid approximately $248.6 million of cash or notes in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 83.5 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting.

     During the year ended December 31, 1996, the Company acquired various businesses in the automotive retail, automotive rental, solid waste services and electronic security services industries. The Company issued an aggregate of approximately 9.1 million shares of Common Stock and paid approximately $51.5 million of cash in such transactions which have been accounted for under the purchase method of accounting, and issued an aggregate of approximately 71.4 million shares of Common Stock in such transactions which have been accounted for under the pooling of interests method of accounting.

     The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting for the years ended December 31 were as follows:

                                                            1998        1997       1996
                                                          ---------   ---------   ------
Revenue earning vehicles................................  $    26.8   $   415.3   $ 79.4
Property and equipment..................................      372.6       517.8      3.4
Intangible and other assets.............................    1,252.7     1,138.7     57.8
Net assets of discontinued operations...................      553.5       140.9     71.1
Working capital (deficiency)............................      733.7        61.6     (8.9)
Debt assumed............................................   (1,102.3)   (1,095.9)   (59.2)
Other liabilities.......................................      (74.4)      (18.7)    (5.5)
Common stock issued.....................................     (541.2)     (943.1)   (86.6)
                                                          ---------   ---------   ------
Cash used in business acquisitions, net of cash
  acquired..............................................  $ 1,221.4   $   216.6   $ 51.5
                                                          =========   =========   ======

     As discussed in Note 12, Discontinued Operations, the Company has decided to sell its remaining interest in RSG. In addition, the Company sold its electronic security services division in October 1997. Accordingly, the financial position and results of operations of businesses acquired in the solid waste services and electronic security services segments have been accounted for as discontinued operations in the accompanying Consolidated Financial Statements.

                           REPUBLIC INDUSTRIES, INC.

     The Company's unaudited pro forma consolidated results of continuing operations assuming automotive retail and rental acquisitions accounted for under the purchase method of accounting had occurred at the beginning of each period presented are as follows for the years ended December 31:

                                                                1998        1997
                                                              ---------   ---------
Revenue.....................................................  $18,604.1   $16,673.0
Income from continuing operations...........................      360.9       122.8
Diluted earnings per share from continuing operations.......        .76         .27

     The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3. REVENUE EARNING VEHICLE DEBT

     Revenue earning vehicle debt at December 31 is as follows:

                                                                1998       1997
                                                              --------   --------
Amounts under various commercial paper programs secured by
  eligible vehicle collateral; interest based on
  market-dictated commercial paper rates; weighted average
  interest rates of 5.54% and 5.85% at December 31, 1998 and
  1997, respectively........................................  $3,363.2   $2,919.4
Amounts under various medium-term note programs secured by
  eligible vehicle collateral:
  Fixed rate component; weighted average interest rates of
     7.12% and 7.09% at December 31, 1998 and 1997,
     respectively; maturities through 2003..................     655.9      736.3
  Floating rate component based on a spread over 3 month
     LIBOR; weighted average interest rates of 5.80% and
     6.28% at December 31, 1998 and 1997, respectively;
     maturities through 2001................................     143.7      166.5
Other uncommitted secured vehicle financings primarily with
  financing institutions in the United Kingdom; LIBOR based
  interest rates; weighted average interest rates of 6.16%
  and 6.99% at December 31, 1998 and 1997, respectively.....     215.1      349.9
                                                              --------   --------
                                                               4,377.9    4,172.1
Less: long-term portion.....................................  (1,759.7)  (1,962.7)
                                                              --------   --------
                                                              $2,618.2   $2,209.4
                                                              ========   ========

     The Company's $3.55 billion commercial paper programs are comprised of a $2.3 billion single-seller commercial paper program and three bank-sponsored multi-seller commercial paper conduit facilities totaling $1.25 billion. Bank lines of credit of $2.07 billion terminating March 1999 provide liquidity backup for the facilities. Letters of credit totaling $335.0 million provide credit enhancement and additional liquidity backup for the facilities. The weighted average interest rate on total revenue earning vehicle debt was 5.82% and 6.17% at December 31, 1998 and 1997, respectively. Interest expense on revenue earning vehicle debt is included as a component of cost of automotive rental operations in the accompanying Consolidated Statements of Operations.

     In January 1999, the Company increased the commercial paper programs to $3.9 billion through an increase in the conduit facilities from $1.25 billion to $1.6 billion. On February 26, 1999, the Company issued $1.8 billion of rental vehicle asset backed notes consisting of $550.0 million floating rate notes; $750.0 million 5.88% fixed rate notes; and $500.0 million 6.02% fixed rate notes (collectively, the "Notes"). The Company

                           REPUBLIC INDUSTRIES, INC.

fixed the effective interest rate on the $550.0 million floating rate notes at 5.73% through the use of certain derivative transactions. Letters of credit totaling $150.0 million provide credit enhancement for the Notes. Proceeds from the Notes were used to refinance amounts outstanding under the Company's commercial paper programs. As a result of the refinancing, the Company has reduced its commercial paper programs from $3.9 billion to $3.24 billion comprised of a $1.99 billion single-seller program and three bank-sponsored multi-seller commercial paper conduit facilities totaling $1.25 billion. Bank lines of credit of $1.79 billion terminating February 2000 provide liquidity backup for these facilities. Letters of credit totaling $310.0 million provide credit enhancement and additional liquidity backup for the facilities.

     At December 31, 1998, aggregate maturities of revenue earning vehicle debt were as follows:

1999........................................................  $2,618.2
2000........................................................   1,259.9
2001........................................................     325.0
2002........................................................        --
2003........................................................     174.8
                                                              --------
                                                              $4,377.9
                                                              ========

4. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at December 31 is as follows:

                                                                1998      1997
                                                              --------   ------
Vehicle inventory credit facilities; secured by the
  Company's vehicle inventory; weighted average interest
  rates of 5.81% and 6.36% at December 31, 1998 and 1997,
  respectively..............................................  $1,339.2   $472.5
$1.0 billion unsecured revolving credit facility; interest
  payable using LIBOR based rates; weighted average interest rates of 6.57% and 5.93% at December 31, 1998 and 1997,
  respectively; matures 2002................................     500.0    250.0
Other notes; secured by real property, equipment and other
  assets; interest ranging from 6% to 10%; maturing through
  2009......................................................     158.5    105.3
                                                              --------   ------
                                                               1,997.7    827.8
Less: current portion.......................................  (1,441.8)  (521.2)
                                                              --------   ------
                                                              $  555.9   $306.6
                                                              ========   ======

     The Company's revolving credit facility requires, among other items, that the Company maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with these ratios and covenants at December 31, 1998.

     In March 1999, the Company entered into a $500.0 million 364-day unsecured bank revolving credit facility. This facility will be used for general corporate purposes and complements the $1.0 billion bank revolving credit facility maturing 2002.

     In November 1998, the Company entered into a $500.0 million bank-sponsored multi-seller commercial paper conduit facility to finance new and used vehicle inventory for the Company's automotive retail operations. The facility supplements the new and used vehicle inventory finance facilities provided by vehicle manufacturer captive finance companies. At December 31, 1998, approximately $7.5 million was financed under this facility.

     In December 1996, the Company completed a tender offer and consent solicitation resulting in the repurchase of approximately $100.0 million aggregate principal amount 11.75% senior notes due 2006

                           REPUBLIC INDUSTRIES, INC.

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

     At December 31, 1998, aggregate maturities of notes payable and long-term debt were as follows:

1999........................................................  $1,441.8
2000........................................................      10.1
2001........................................................       2.3
2002........................................................     537.2
2003........................................................       1.2
Thereafter..................................................       5.1
                                                              --------
                                                              $1,997.7
                                                              ========

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

     Certain businesses acquired in 1997 and 1996 and accounted for under the pooling of interests method of accounting were subchapter S corporations for income tax purposes. The subchapter S corporation status of these companies was terminated effective with the closing date of the acquisitions. For purposes of these Consolidated Financial Statements, federal and state income taxes have been recorded as if these companies had filed subchapter C corporation tax returns for the pre-acquisition periods, and the current income tax expense is reflected as an increase to additional paid-in capital.

     Effective with the RSG initial public offering on July 1, 1998 as further described in Note 7, Shareholders' Equity, RSG is no longer included in the Company's consolidated federal income tax return.

     The components of the provision for income taxes related to continuing operations for the years ended December 31 are as follows:

                                                               1998    1997    1996
                                                              ------   -----   -----
Current:
  Federal...................................................  $140.1   $10.2   $15.1
  State.....................................................    12.3      .2    (2.1)
Federal and state deferred..................................    60.1    32.3    (9.6)
Foreign deferred............................................    (9.9)   (4.4)   (8.8)
Change in valuation allowance...............................   (14.5)     --    20.7
                                                              ------   -----   -----
Provision for income taxes..................................  $188.1   $38.3   $15.3
                                                              ======   =====   =====

                           REPUBLIC INDUSTRIES, INC.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for continuing operations for the years ended December 31 is as follows:

                                                               1998    1997    1996
                                                               ----    ----    -----
Statutory federal income tax rate...........................   35.0%   35.0%   (35.0)%
Non-deductible expenses.....................................    2.4     3.9     10.9
State income taxes, net of federal benefit..................    2.2     2.5     (1.9)
Change in valuation allowance...............................   (2.8)     --     57.4
Other, net..................................................    (.8)   (4.2)    11.5
                                                               ----    ----    -----
Effective tax rate..........................................   36.0%   37.2%    42.9%
                                                               ====    ====    =====

     Components of the net deferred income tax liability at December 31 are as follows:

                                                               1998     1997
                                                              ------   ------
Deferred income tax liabilities:
  Book basis in property over tax basis.....................  $532.0   $385.4
Deferred income tax assets:
  Net operating losses......................................   (98.5)   (55.0)
  Accruals not currently deductible.........................  (378.6)  (270.0)
Valuation allowance.........................................   172.2    136.5
                                                              ------   ------
Net deferred income tax liability...........................  $227.1   $196.9
                                                              ======   ======

     At December 31, 1998, the Company had available domestic net operating loss carryforwards of approximately $134.9 million which begin to expire in the year 2011 and foreign net operating loss carryforwards of approximately $89.4 million, the majority of which have an indefinite carryforward. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

     The foreign losses included in income from continuing operations before income taxes and extraordinary charge for the years ended December 31, 1998, 1997 and 1996 were $(28.8) million, $(11.5) million and $(22.0) million, respectively.

6. OTHER COMPREHENSIVE INCOME

     During the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:

                                                          1998                        1997                        1996
                                                -------------------------   -------------------------   -------------------------
                                                PRE-TAX    TAX      NET     PRE-TAX    TAX      NET     PRE-TAX    TAX      NET
                                                AMOUNT    EFFECT   AMOUNT   AMOUNT    EFFECT   AMOUNT   AMOUNT    EFFECT   AMOUNT
                                                -------   ------   ------   -------   ------   ------   -------   ------   ------
Foreign currency translation adjustments......   $(1.6)    $ --    $(1.6)    $(4.7)   $  --    $(4.7)    $(.8)    $  --     $(.8)
Unrealized loss on marketable securities......     (.6)      .2      (.4)       --       --       --       --        --       --
Unrealized gain on interest-only strip
  receivables.................................      .9      (.3)      .6        --       --       --       --        --       --
                                                 -----     ----    -----     -----    -----    -----     ----     -----     ----
Other comprehensive loss......................   $(1.3)    $(.1)   $(1.4)    $(4.7)   $  --    $(4.7)    $(.8)    $  --     $(.8)
                                                 =====     ====    =====     =====    =====    =====     ====     =====     ====

                           REPUBLIC INDUSTRIES, INC.

     Accumulated other comprehensive loss consists of the following at December 31:

                                                              1998    1997
                                                              -----   -----
Foreign currency translation adjustments....................  $(4.5)  $(2.9)
Unrealized loss on marketable securities....................    (.4)     --
Unrealized gain on interest-only strip receivables..........     .6      --
                                                              -----   -----
                                                              $(4.3)  $(2.9)
                                                              =====   =====

     No material reclassification adjustments were recorded in 1998 or 1996. During the year ended December 31, 1997, the Company reclassified unrealized holding gains totaling approximately $65.0 million, net of income taxes of approximately $37.3 million, to realized gains in connection with the sale of the shares of ADT Limited common stock in May 1997.

7. SHAREHOLDERS' EQUITY

     During the year ended December 31, 1998, the Company's solid waste subsidiary, RSG, completed an initial public offering of approximately 36.1% of its outstanding common stock, resulting in net proceeds of approximately $1.43 billion. In addition, in August 1998, the Company's Board of Directors authorized the repurchase of up to $500.0 million of Common Stock over the following 12 months. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. As of December 31, 1998, the Company had repurchased an aggregate of 9.1 million shares of Common Stock for an aggregate purchase price of approximately $136.0 million.

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

8. STOCK OPTIONS AND WARRANTS

     The Company has various stock option plans under which shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the fair market value of the Common Stock at the date of grant. Generally, options granted will have a term of 10 years from the date of grant, and will vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. In October 1998, the Company's Board of Directors approved the repricing of approximately 32.1 million employee stock options at $12.75 per share, equal to the closing price of the Company's Common Stock on the last business day prior to the date of the repricing. Option holders will be precluded from exercising any of their repriced options prior to January 2, 2000. All other terms of the existing options, including the vesting schedules, remain unchanged.

                           REPUBLIC INDUSTRIES, INC.

\A summary of stock option and warrant transactions is as follows for the years ended December 31:

                                             1998                 1997                 1996
                                      ------------------   ------------------   ------------------
                                               WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                AVERAGE              AVERAGE              AVERAGE
                                               EXERCISE             EXERCISE             EXERCISE
                                      SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                      ------   ---------   ------   ---------   ------   ---------
Options and warrants outstanding at
  beginning of period...............   48.1     $15.67      52.5      $7.63      49.6      $4.87
Granted.............................   16.9      21.89      15.2      28.52       8.7      21.86
Exercised...........................   (9.3)      3.62     (18.7)      3.24      (5.6)      4.03
Canceled............................   (1.1)     25.34       (.9)     24.59       (.2)      9.44
                                       ----                -----                 ----
Options and warrants outstanding at
  end of period.....................   54.6      12.52      48.1      15.67      52.5       7.63
                                       ====                =====                 ====
Options and warrants exercisable at
  end of period.....................   18.8      11.27      26.8       8.71      38.5       4.12
Options available for future
  grants............................   28.2                 14.0                  7.9

     The following table summarizes information about outstanding and exercisable stock options and warrants at December 31, 1998:

                                                     OUTSTANDING                   EXERCISABLE
                                         -----------------------------------   --------------------
                                                    WEIGHTED-
                                                     AVERAGE      WEIGHTED-              WEIGHTED-
                                                    REMAINING      AVERAGE                AVERAGE
           EXERCISE PRICE OR                       CONTRACTUAL     EXERCISE               EXERCISE
       RANGE OF EXERCISE PRICES          SHARES     LIFE(YRS.)      PRICE      SHARES      PRICE
---------------------------------------  -------   ------------   ----------   -------   ----------
$ 1.13 - $12.38........................   15.3         3.10         $ 7.29      14.1       $ 6.96
 12.75.................................   32.1         7.98          12.75        --           --
 13.38 -  31.19........................    7.2         8.33          23.24       4.7        24.19
                                          ----                                  ----
                                          54.6         6.66          12.52      18.8        11.27
                                          ====                                  ====

     In March 1999, approximately 8.5 million options held by employees of RSG were cancelled and replaced with options to acquire common shares of RSG.

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

                                                1998            1997            1996
                                            -------------   -------------   -------------
Pro forma net income (loss)...............     $368.5          $375.3          $(25.4)
Pro forma diluted earnings (loss) per
  share...................................       .81             .88            (.08)
Pro forma weighted average fair value of
  options granted.........................      13.87           10.03           9.80
Risk free interest rates..................  4.76 - 4.82%    5.74 - 5.78%    5.98 - 6.17%
Expected lives............................    5-7 years       5-7 years       5-7 years
Expected volatility.......................       40%             40%             40%

                           REPUBLIC INDUSTRIES, INC.

9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, ("CarMax") accused the Company's wholly-owned subsidiary, AutoNation USA, of infringing CarMax's trademark rights by using the marks AutoNation USA(SM) and "The Better Way to Buy a Car(SM)." AutoNation USA denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against AutoNation USA seeking damages and an order enjoining AutoNation USA from using certain marks, including the marks AutoNation USA and "The Better Way to Buy a Car." On November 5, 1998, following a jury trial, the court entered a judgement in favor of AutoNation USA and against CarMax with respect to the marks in question. On December 2, 1998, CarMax filed a notice of appeal of the trial court's decision with the U.S. Court of Appeals for the Eleventh Circuit. The Company is confident the appellate court will affirm the lower court's decision.

     The Company is also a party to various other general corporate legal proceedings which have arisen in the ordinary course of business. While the results of these matters, as well as the matter described above, cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

LEASE COMMITMENTS

     The Company and its subsidiaries lease real property, equipment and software under various operating leases with terms from 1 to 25 years. The Company has also entered into various airport concession and permit agreements which generally provide for payment of a percentage of revenue from vehicle rentals with a guaranteed minimum lease obligation.

     Expenses under real property, equipment and software leases and airport concession and permit agreements (excluding amounts charged through to customers) for the years ended December 31 are as follows:

                                                               1998     1997     1996
                                                              ------   ------   ------
Real property...............................................  $ 97.5   $ 59.5   $ 47.2
Equipment and software......................................    29.8     42.5     23.8
Airport concession and permit fees:
  Minimum fixed obligations.................................    79.3     86.3     89.6
  Additional amounts, based on revenue from vehicle
     rentals................................................    96.4    110.0     94.5
                                                              ------   ------   ------
          Total.............................................  $303.0   $298.3   $255.1
                                                              ======   ======   ======

                           REPUBLIC INDUSTRIES, INC.

     Future minimum lease obligations under noncancelable real property, equipment and software leases and airport agreements with initial terms in excess of one year at December 31, 1998 are as follows:

  Year Ending December 31:
  1999......................................................  $181.2
  2000......................................................   134.9
  2001......................................................   110.6
  2002......................................................    78.6
  2003......................................................    56.4
  Thereafter................................................   218.9
                                                              ------
                                                              $780.6
                                                              ======

     In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $418.6 million at December 31, 1998.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At December 31, 1998, surety bonds and letters of credit totaling $279.1 million expire through 2012.

10. EARNINGS (LOSS) PER SHARE

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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:

                                                              1998    1997    1996
                                                              -----   -----   -----
Weighted average shares outstanding used in calculating
  basic earnings per share..................................  455.1   403.1   320.9
Gross common equivalent shares..............................   62.5    63.6      --
Weighted average treasury shares purchased..................  (13.6)  (24.3)     --
Effect of using weighted average common equivalent shares
  outstanding...............................................  (33.1)  (11.5)     --
                                                              -----   -----   -----
Weighted average common and common equivalent shares used in
  calculating diluted earnings per share....................  470.9   430.9   320.9
                                                              =====   =====   =====

     At December 31, 1998 and 1997, the Company had approximately 4.8 million and 5.4 million stock options outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive. For the year ended December 31, 1996, weighted average common equivalent shares of approximately 34.6 million shares have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

                           REPUBLIC INDUSTRIES, INC.

11. RESTRUCTURING AND OTHER CHARGES

     During the year ended December 31, 1997, the Company recorded pre-tax charges of approximately $244.1 million. These charges consisted of $150.0 million associated with combining the Company's franchised automotive dealerships and used vehicle megastore operations into one automotive retail division and $94.1 million associated with integrating the Company's automotive rental operations.

     Approximately $85.0 million of the $150.0 million automotive retail charge appears as restructuring and other charges in the Company's 1997 Consolidated Statement of Operations and consists of: $42.5 million for consolidation of information systems; $25.3 million related primarily to relocating certain operations; and $17.2 million of severance and other costs. The remaining $65.0 million of the $150.0 million automotive retail charge relates to inventory consolidation and is included in cost of automotive retail sales in the Company's 1997 Consolidated Statement of Operations. During the year ended December 31, 1998, the Company reduced its estimated restructuring reserves for information systems and increased its estimated reserves for the relocation of certain operations by approximately $21.0 million. The decrease in the information systems reserve is a result of the Company's decision to eliminate or delay the conversion of certain systems. The increase in the relocation reserve is due to the Company's decision to close its reconditioning centers and relocate the reconditioning operations to the Company's AutoNation USA megastores. Through December 31, 1998, the Company has spent approximately $30.3 million related to restructuring activities and has recorded $30.6 million of these restructuring charges against certain assets. As of December 31, 1998, approximately $24.1 million remained in accrued liabilities related to these charges. The Company believes the activities associated with these charges will be substantially completed during 1999.

     The primary components of the $94.1 million automotive rental charge in 1997 are as follows: $32.0 million related to elimination of redundant information systems; $18.0 million related to fleet consolidation; and $44.1 million related to closure or sale of duplicate rental facilities and merger and other non-recurring expenses. Through December 31, 1998, the Company has spent approximately $45.5 million related to restructuring activities and has recorded $26.6 million of these restructuring charges against certain assets. As of December 31, 1998, approximately $22.0 million remained in accrued liabilities related to these charges. The Company believes the activities associated with these charges will be substantially completed during 1999.

     During the year ended December 31, 1996, the Company recorded pre-tax charges of approximately $86.7 million related primarily to the integration of the operations of Alamo Rent-A-Car, Inc. into those of the Company. Also included in these charges are merger expenses associated with an acquisition accounted for under the pooling of interests method of accounting. Approximately $29.5 million of such expenses appear as restructuring and other charges in the Company's Consolidated Statement of Operations for the year ended December 31, 1996 with the remainder of approximately $57.2 million included in cost of automotive rental operations and selling, general and administrative expenses. These costs primarily include asset write-offs, severance benefits, accounting and legal merger costs and changes in various estimated reserve requirements. The activities associated with these charges were substantially completed during 1997.

12. DISCONTINUED OPERATIONS

     As a result of the Company's decision to sell its remaining interest in RSG, the net assets and operating results of the Company's solid waste services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements. The minority shareholders' interest in the equity of RSG as of December 31, 1998 and the net earnings of RSG for the period subsequent to the July 1, 1998 initial public offering have been included as a reduction of the net assets and income from discontinued operations, respectively.

                           REPUBLIC INDUSTRIES, INC.

     In October 1997, the Company sold its electronic security services division for approximately $610.0 million resulting in an after tax gain of approximately $230.0 million. In 1998, the Company finalized the sale resulting in an additional after tax gain of approximately $11.6 million. The operating results and gain on disposition of the electronic security services segment have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

     A summary of the net assets of discontinued operations for the Company's solid waste services segment is as follows as of December 31:

                                                                1998       1997
                                                              --------   --------
Current assets..............................................  $  784.0   $  175.9
Non-current assets..........................................   2,028.1    1,172.1
                                                              --------   --------
     Total assets...........................................   2,812.1    1,348.0
                                                              --------   --------
Current liabilities.........................................     783.8      158.0
Non-current liabilities.....................................     729.2      173.1
                                                              --------   --------
     Total liabilities......................................   1,513.0      331.1
                                                              --------   --------
Minority interest...........................................     468.9         --
                                                              --------   --------
Net assets of discontinued operations.......................  $  830.2   $1,016.9
                                                              ========   ========

     A summary of the results of operations of the Company's solid waste services and electronic security services segments is as follows for the years ended December 31:

                                             1998                   1997                              1996
                                           --------   --------------------------------   ------------------------------
                                            SOLID      SOLID     ELECTRONIC              SOLID    ELECTRONIC
                                            WASTE      WASTE      SECURITY     TOTAL     WASTE     SECURITY     TOTAL
                                           --------   --------   ----------   --------   ------   ----------   --------
Revenue..................................  $1,369.1   $1,127.7     $83.8      $1,211.5   $953.3     $85.3      $1,038.6
Expenses:
  Cost of operations.....................     949.0      809.1      38.4         847.5    703.6      37.3         740.9
  Selling, general and administrative....     120.8      107.1      30.7         137.8    126.9      33.5         160.4
  Restructuring and other charges........        --         --        --            --      8.8        --           8.8
                                           --------   --------     -----      --------   ------     -----      --------
Operating income.........................     299.3      211.5      14.7         226.2    114.0      14.5         128.5
Interest expense.........................      (7.4)      (5.7)       --          (5.7)   (10.9)      (.5)        (11.4)
Interest and other income................        .6        6.7        --           6.7     13.9        .5          14.4
                                           --------   --------     -----      --------   ------     -----      --------
Income before income taxes...............     292.5      212.5      14.7         227.2    117.0      14.5         131.5
Provision for income taxes...............     105.3       76.9       5.2          82.1     49.5       6.1          55.6
                                           --------   --------     -----      --------   ------     -----      --------
Net income before minority interest......     187.2      135.6       9.5         145.1     67.5       8.4          75.9
Minority interest........................      33.9         --        --            --       --        --            --
                                           --------   --------     -----      --------   ------     -----      --------
Net income...............................  $  153.3   $  135.6     $ 9.5      $  145.1   $ 67.5     $ 8.4      $   75.9
                                           ========   ========     =====      ========   ======     =====      ========

13. DERIVATIVE FINANCIAL INSTRUMENTS

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

                           REPUBLIC INDUSTRIES, INC.

and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments.

     The credit exposure that results from interest rate contracts is represented by the fair value of contracts with a positive fair value as of the reporting date. See Note 14, Fair Value of Financial Instruments, for the fair value of derivatives. The Company's credit exposure on its interest rate derivatives was not material at December 31, 1998 or 1997.

INTEREST RATE RISK MANAGEMENT

     The Company uses interest rate swap agreements to manage the impact of interest rate changes on the Company's variable rate debt. The amounts exchanged by the counterparties to interest rate swap agreements are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Company's exposure as an end user of derivative financial instruments. At December 31, 1998 and 1997, notional principal amounts related to interest rate swaps (variable to fixed rate) were $2.55 billion and $2.25 billion, respectively. The swap portfolio maturities are as follows at December 31, 1998:
$650.0 million in 1999; $1.0 billion in 2000; $250.0 million in 2001; $150.0 million in 2002; and $500.0 million in 2003. At December 31, 1998, the weighted average fixed rate payment on variable to fixed rate swaps was 5.87%. Variable rates received are indexed to the Commercial Paper Nonfinancial Rate ($2.45 billion notional principal amount) and LIBOR ($.10 billion notional principal amount).

     In 1998, the Company entered into interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $737.1 million contractually maturing in 2004 which effectuate a variable to fixed rate swap at a weighted average rate of 5.18% at December 31, 1998. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial Rate.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     - Cash and cash equivalents, trade and manufacturer receivables, other current assets, accounts payable, accrued liabilities, other current liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value.

     - Automotive finance installment loans receivable and retained interests in securitized receivables: The fair value of installment loans receivable and retained interests in securitized receivables are estimated based upon the discounted value of the future cash flows expected to be received. Significant assumptions used to estimate the fair value at December 31, 1998 are as follows: discount rate -- 8.13%; default rate -- 1.0% per year; and prepayment rate -- 1.5% per month.

                           REPUBLIC INDUSTRIES, INC.

     - Medium-term notes payable: The fair value of medium-term notes payable is estimated based on the quoted market prices for the same or similar issues.

     - Other fixed rate debt: The fair value of other fixed rate debt is based upon the discounted expected cash flows at rates then offered to the Company for debt of similar terms.

     - Interest rate swaps, caps and floors: The fair value of interest rate swaps, caps and floors is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount the Company would pay or receive to terminate the agreements.

     The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amounts approximate fair value, as of December 31:

                                                           1998                 1997
                                                    ------------------   ------------------
                                                    CARRYING    FAIR     CARRYING    FAIR
ASSETS (LIABILITIES)                                 AMOUNT     VALUE     AMOUNT     VALUE
--------------------                                --------   -------   --------   -------
Installment loans receivable......................  $  95.6    $  99.2   $  36.8    $  36.5
Retained interests in securitized receivables:
  Principal.......................................     44.2       44.6        --         --
  Interest-only strips............................     38.2       38.2        --         --
  Servicing assets................................      3.1        3.1        --         --
Medium-term notes payable.........................   (799.6)    (813.6)   (902.8)    (917.7)
Other fixed rate debt.............................    (37.0)     (37.5)    (38.3)     (38.3)
Interest rate swaps...............................       --      (47.0)       --       (8.0)
Interest rate caps................................       --        8.9        --         --
Interest rate floors..............................       --       (7.1)       --         --

15. BUSINESS AND CREDIT CONCENTRATIONS

AUTOMOTIVE RETAIL INDUSTRY

     The Company owns and operates franchised automotive dealerships and used vehicle megastores in the United States.

     Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers of which the Company holds franchises. At December 31, 1998 and 1997, the Company had receivables from manufacturers of $86.1 million and $39.6 million, respectively.

     The Company purchases substantially all of its new vehicles from various manufacturers at the prevailing prices charged by the manufacturers to all franchised dealers. The Company's sales volume could be adversely impacted by the manufacturers' inability to supply the dealerships with an adequate supply of vehicles.

     Concentrations of credit risk with respect to non-manufacturer trade receivables related to the Company's automotive retail operations are limited due to the wide variety of customers and markets in which the Company's products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 1998, the Company does not consider itself to have any significant non-manufacturer concentrations of credit risk in the automotive retail segment.

                           REPUBLIC INDUSTRIES, INC.

AUTOMOTIVE RENTAL INDUSTRY

     The Company owns and operates vehicle rental facilities primarily in the United States. The automotive rental industry in which the Company operates is highly seasonal.

     The Company enters into vehicle repurchase programs with one principal vehicle manufacturer, as well as other vehicle manufacturers. At December 31, 1998 and 1997, the Company had vehicle receivables from manufacturers of $372.1 million and $326.8 million, respectively. During model year 1998, the Company purchased approximately 57% of its vehicle fleet under repurchase programs with one vehicle manufacturer.

     Concentrations of credit risk with respect to non-vehicle manufacturer receivables related to the Company's automotive rental operations are limited due to the wide variety of customers and markets in which services are provided as well as their dispersion across many different geographic areas primarily in the United States. Consequently, at December 31, 1998, the Company does not consider itself to have any significant non-vehicle manufacturer receivable concentrations of credit risk in the automotive rental segment.

16. OPERATIONS BY INDUSTRY SEGMENT

     The Company operates subsidiaries in the automotive retail and automotive rental industries. The Company's reportable segments are strategic business units that offer different products and services. The Company evaluates the performance of its segments based on revenue and operating income. The Company's automotive retail business consists primarily of the sale of new and used vehicles and related automotive services and products. The Company's automotive rental business primarily rents vehicles on a daily or weekly basis through National Car Rental, Inc., Alamo Rent-A-Car, Inc. and CarTemps USA. There is no material intersegment revenue. Interest expense related to vehicle inventory and revenue earning vehicle financing is included in cost of automotive retail sales and cost of automotive rental operations, respectively, in the Company's Consolidated Statements of Operations.

     The following table presents financial information regarding the Company's different industry segments as of and for the years ended December 31:

                                                              1998
                         -------------------------------------------------------------------------------
                                                    TOTAL --                NET ASSETS --
                         AUTOMOTIVE   AUTOMOTIVE   REPORTABLE               DISCONTINUED
                           RETAIL       RENTAL      SEGMENTS    CORPORATE    OPERATIONS     CONSOLIDATED
                         ----------   ----------   ----------   ---------   -------------   ------------
Domestic revenue.......  $12,664.6     $3,015.6    $15,680.2     $   --        $   --        $15,680.2
Foreign revenue........         --        438.0        438.0         --            --            438.0
                         ---------     --------    ---------     ------        ------        ---------
          Total
            revenue....  $12,664.6     $3,453.6    $16,118.2     $   --        $   --        $16,118.2
                         =========     ========    =========     ======        ======        =========
Operating income
  (loss)...............  $   395.8     $  193.7    $   589.5     $(54.3)       $   --        $   535.2
Vehicle interest
  expense..............      106.9        321.3        428.2         --            --            428.2
Depreciation and
  amortization.........       72.3        971.9      1,044.2        7.4            --          1,051.6
Capital expenditures...      201.8        193.6        395.4       42.5            --            437.9
Total assets...........    6,285.8      6,282.1     12,567.9      527.7         830.2         13,925.8
Total foreign
  non-current assets...         --         63.6         63.6         --            --             63.6

                           REPUBLIC INDUSTRIES, INC.

                                                               1997
                          -------------------------------------------------------------------------------
                                                     TOTAL --                NET ASSETS --
                          AUTOMOTIVE   AUTOMOTIVE   REPORTABLE               DISCONTINUED
                            RETAIL       RENTAL      SEGMENTS    CORPORATE    OPERATIONS     CONSOLIDATED
                          ----------   ----------   ----------   ---------   -------------   ------------
Domestic revenue........   $6,122.8     $2,767.0     $8,889.8     $   --       $     --       $ 8,889.8
Foreign revenue.........         --        288.1        288.1         --             --           288.1
                           --------     --------     --------     ------       --------       ---------
          Total
            revenue.....   $6,122.8     $3,055.1     $9,177.9     $   --       $     --       $ 9,177.9
                           ========     ========     ========     ======       ========       =========
Operating income
  (loss)................   $  (68.4)    $   86.6     $   18.2     $(30.1)      $     --       $   (11.9)
Vehicle interest
  expense...............       55.3        258.0        313.3         --             --           313.3
Depreciation and
  amortization..........       32.6        878.6        911.2        6.3             --           917.5
Non-cash restructuring
  and other charges.....      115.4         70.6        186.0         --             --           186.0
Capital expenditures....      168.9         84.5        253.4       41.1             --           294.5
Total assets............    3,078.8      5,899.1      8,977.9      201.4        1,016.9        10,196.2
Total foreign
  non-current assets....         --         52.6         52.6         --             --            52.6

                                                               1996
                          -------------------------------------------------------------------------------
                                                     TOTAL --                NET ASSETS --
                          AUTOMOTIVE   AUTOMOTIVE   REPORTABLE               DISCONTINUED
                            RETAIL       RENTAL      SEGMENTS    CORPORATE    OPERATIONS     CONSOLIDATED
                          ----------   ----------   ----------   ---------   -------------   ------------
Domestic revenue........   $2,933.7     $2,500.5     $5,434.2     $   --        $   --         $5,434.2
Foreign revenue.........         --        198.9        198.9         --            --            198.9
                           --------     --------     --------     ------        ------         --------
          Total
            revenue.....   $2,933.7     $2,699.4     $5,633.1     $   --        $   --         $5,633.1
                           ========     ========     ========     ======        ======         ========
Operating income
  (loss)................   $   33.3     $  (28.4)    $    4.9     $(27.7)       $   --         $  (22.8)
Vehicle interest
  expense...............       20.4        233.6        254.0         --            --            254.0
Depreciation and
  amortization..........        9.3        789.3        798.6        2.0            --            800.6
Non-cash restructuring
  and other charges.....         --         75.7         75.7       11.0            --             86.7
Capital expenditures....       57.6         45.1        102.7        3.2            --            105.9
Total assets............      995.6      4,691.7      5,687.3       83.1         797.2          6,567.6
Total foreign
  non-current assets....         --         27.7         27.7         --            --             27.7

     Revenue from the Company's automotive retail segment was derived from the sale of the following major products and services for the years ended December 31:

                                                            1998        1997       1996
                                                          ---------   --------   --------
New vehicles............................................  $ 6,792.1   $3,599.7   $1,909.6
Used vehicles...........................................    4,129.6    1,883.6      658.3
Parts, service and other................................    1,742.9      639.5      365.8
                                                          ---------   --------   --------
                                                          $12,664.6   $6,122.8   $2,933.7
                                                          =========   ========   ========

                           REPUBLIC INDUSTRIES, INC.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company's automotive retail operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models.

     The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter which includes the peak summer travel months has historically been the strongest quarter of the year. During the peak season the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

     The fourth quarters of 1998 and 1997 include after tax gains of approximately $11.6 million and $230.0 million, respectively, from the sale of the Company's electronic security services division, as described in Note 12, Discontinued Operations.

     The second and fourth quarters of 1997 include restructuring and other pre-tax charges of approximately $94.1 million and $150.0 million, respectively, as described in Note 11, Restructuring and Other Charges. The second quarter of 1997 also contained a pre-tax gain on the sale of ADT Limited common shares of approximately $102.3 million as described in Note 1, Summary of Significant Accounting Policies, Investments.

     The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1998 and 1997.

                                                    FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   --------   --------   --------   --------
Revenue...................................  1998   $3,119.1   $4,037.4   $4,513.6   $4,448.1
                                            1997    1,679.0    2,230.2    2,633.7    2,635.0
Operating income (loss)...................  1998       61.3      136.3      225.5      112.1
                                            1997        6.7      (37.4)     131.4     (112.6)
Income (loss) from continuing
  operations..............................  1998       36.8       80.0      146.9       70.9
                                            1997        7.4       40.6       84.8      (68.2)
Basic earnings (loss) per share from
  continuing operations...................  1998        .08        .18        .32        .15
                                            1997        .02        .10        .20       (.16)
Diluted earnings (loss) per share from
  continuing operations...................  1998        .08        .17        .31        .15
                                            1997        .02        .10        .20       (.16)
Net income................................  1998       77.1      127.4      179.7      115.3
                                            1997       38.7       74.5      125.3      201.2

                           REPUBLIC INDUSTRIES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN MILLIONS)

                                             BALANCE
                                               AT       ADDITIONS                              BALANCE
                                            BEGINNING   CHARGED TO                             AT END
CLASSIFICATIONS                              OF YEAR      INCOME     DEDUCTIONS     OTHER      OF YEAR
---------------                             ---------   ----------   ----------     ------     -------
Allowance for doubtful accounts:
  1998....................................    $37.3       $16.8        $(19.1)(2)   $ 27.3(1)   $62.3
  1997....................................     11.6         8.4          (4.9)(2)     22.2(1)    37.3
  1996....................................      7.5         7.5          (4.3)(2)       .9(1)    11.6
Restructuring reserves(3):
  1998....................................     93.7          --(6)      (37.5)(5)    (10.1)(4)   46.1
  1997....................................     25.5       179.1         (63.8)(5)    (47.1)(4)   93.7
  1996....................................       --        29.5            --         (4.0)(4)   25.5

---------------

(1) Allowance of acquired businesses.
(2) Accounts written off.
(3) Included under the caption "Accrued Liabilities" in the accompanying Consolidated Balance Sheets.
(4) Primarily asset write-offs.
(5) Primarily cash payments of costs associated with restructuring activities.
(6) During the year ended December 31, 1998, the Company reduced its estimated restructuring reserves for information systems and increased its estimated reserves for the relocation of certain operations by approximately $21.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the Proxy Statement of the Company relating to the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements of the Company are set forth in Part II, Item
8.

        (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 1998 is submitted herewith.

        (3) Exhibits -- (See Index to Exhibits included elsewhere herein.)

     (b) Reports on Form 8-K.

         None

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

March 31, 1999

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

                      SIGNATURE                                  TITLE                      DATE
                      ---------                                  -----                      ----

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board and            March 31, 1999
-----------------------------------------------------  Co-Chief Executive
                  H. Wayne Huizenga                    Officer (Principal
                                                       Executive Officer)

                /s/ STEVEN R. BERRARD                  Co-Chief Executive                   March 31, 1999
-----------------------------------------------------  Officer and Director
                  Steven R. Berrard

               /s/ MICHAEL S. KARSNER                  Senior Vice President and            March 31, 1999
-----------------------------------------------------  Chief Financial Officer
                 Michael S. Karsner                    (Principal Financial
                                                       Officer)

                /s/ HARRIS W. HUDSON                   Vice Chairman and                    March 31, 1999
-----------------------------------------------------  Director
                  Harris W. Hudson

                  /s/ MARY E. WOOD                     Vice President and                   March 31, 1999
-----------------------------------------------------  Corporate Controller
                    Mary E. Wood                       (Principal Accounting
                                                       Officer)

                 /s/ ROBERT J. BROWN                   Director                             March 31, 1999
-----------------------------------------------------
                   Robert J. Brown

                   /s/ J.P. BRYAN                      Director                             March 31, 1999
-----------------------------------------------------
                     J.P. Bryan

                 /s/ RICK L. BURDICK                   Director                             March 31, 1999
-----------------------------------------------------
                   Rick L. Burdick

               /s/ MICHAEL G. DEGROOTE                 Director                             March 31, 1999
-----------------------------------------------------
                 Michael G. DeGroote

                      SIGNATURE                                  TITLE                      DATE
                      ---------                                  -----                      ----
             /s/ GEORGE D. JOHNSON, JR.                Director                             March 31, 1999
-----------------------------------------------------
               George D. Johnson, Jr.

                  /s/ JOHN J. MELK                     Director                             March 31, 1999
-----------------------------------------------------
                    John J. Melk

               /s/ IRENE B. ROSENFELD                  Director                             March 31, 1999
-----------------------------------------------------
                 Irene B. Rosenfeld

                                 EXHIBIT INDEX

 EXHIBITS                           DESCRIPTION OF EXHIBIT
 --------                           ----------------------
  2.1        --  Agreement and Plan of Merger and Reorganization, dated May
                 30, 1991, by and between Republic Waste Industries, Inc., an
                 Oklahoma corporation, and Republic Waste Industries, Inc., a
                 Delaware corporation (incorporated by reference to Exhibit
                 3.1 to the Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 1991).
  3.1        --  Third Amended and Restated Certificate of Incorporation of
                 Republic Industries, Inc. (incorporated by reference to
                 Exhibit 99 to the Registrant's Current Report on Form 8-K
                 Dated May 14, 1997).
  3.2        --  Bylaws of Republic Industries, Inc., as amended to date
                 (incorporated by reference to Exhibit 3.2 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1995).
  4.1        --  Credit Facilities and Reimbursement Agreement dated as of
                 April 23, 1997, by and among Republic Industries, Inc., and
                 Republic Resources Company, as Borrowers, NationsBank,
                 National Association (South), as Arranger and Administrative
                 Agent, Various Co-Agents Listed Therein and Various Lenders
                 Listed Therein (incorporated by reference to Exhibit 4.22 to the Registrant's Current Report on Form 8-K, dated June 13,
                 1997).
  4.2        --  Base Indenture dated as of April 30, 1996, between National
                 Car Rental Financing L.P. as Issuer and The Bank of New York
                 as Trustee (incorporated by reference to Exhibit 4.2 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).
  4.3        --  Master Motor Vehicle Lease and Servicing Agreement dated as of October 29, 1997, among National Car Rental Financing
                 Limited Partnership; National Car Rental System, Inc.; Alamo
                 Rent-A-Car, Inc.; Spirit Rent-A-Car, Inc.; and those
                 subsidiaries and affiliates of Republic Industries from time to time becoming Lessees and Servicers thereunder; and
                 Republic Industries, Inc. (incorporated by reference to
                 Exhibit 4.3 to the Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 1997).
  4.4        --  Second Amended and Restated Master Collateral Agency
                 Agreement among Republic Industries, Inc.; National Car
                 Rental Financing Limited Partnership; Alamo Rent-A-Car,
                 Inc.; National Car Rental System, Inc.; Spirit Rent-A-Car,
                 Inc.; Value Rent-A-Car, Inc.; Citibank, N.A.; Various
                 Financing Sources Parties Thereto; and Various Beneficiaries
                 Parties Thereto (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1997).
  4.5        --  Series 1997-1 Supplement to the Base Indenture between
                 National Car Rental Financing Limited Partnership and The
                 Bank of New York (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
  4.6        --  Series 1997-1 Support Reimbursement Agreement among Republic
                 Industries Funding Corp.; Alamo Rent-A-Car, Inc.; National
                 Car Rental System, Inc.; Spirit Rent-A-Car, Inc.; Value
                 Rent-A-Car, Inc.; those additional Subsidiaries and
                 Affiliates of Republic Industries, Inc. from time to time
                 becoming Additional Lessees thereunder; National Car Rental
                 Financing Limited Partnership; Republic Industries, Inc.;
                 and those financial institutions identified on the signature pages thereto as the Series 1997-1 Support Letter of Credit
                 Providers (incorporated by reference to Exhibit 4.6 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).
  4.7        --  Series 1997-1 Letter of Credit Agreement among Republic
                 Industries Funding Corp.; Alamo Rent-A-Car, Inc.; National
                 Car Rental System, Inc.; Spirit Rent-A-Car, Inc.; Value
                 Rent-A-Car, Inc.; those additional Subsidiaries and
                 Affiliates of Republic Industries, Inc. from time to time
                 becoming Additional lessees thereunder; Republic Industries,
                 Inc.; and Westdeutsche Landesbank Girozentrale, New York
                 Branch (incorporated by reference to Exhibit 4.7 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

 EXHIBITS                           DESCRIPTION OF EXHIBIT
 --------                           ----------------------
  4.8        --  Series 1997-1 Note Purchase Agreement Variable Funding
                 Rental Car Asset Backed Notes, Series 1997-1) among National
                 Car Rental Financing Limited Partnership; Republic
                 Industries Funding Corp.; and Credit Suisse First Boston
                 (incorporated by reference to Exhibit 4.8 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).
  4.9        --  Series 1997-1 Liquidity Agreement among Republic Industries
                 Funding Corp.; Certain Financial Institutions; and Credit
                 Suisse First Boston (incorporated by reference to Exhibit
                 4.9 to the Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 1997).
  4.10       --  Series 1997-1 Collateral Agreement among Republic Industries
                 Funding Corp.; General Motors Corporation; Certain Financing
                 Institutions identified therein as the Series 1997-1 Support
                 Letter of Credit Providers; Westdeutsche Landesbank
                 Girozentrale, New Nork Branch; Credit Suisse First Boston;
                 Credit Suisse First Boston Corporation; Bancamerica
                 Robertson Stephens; Chase Securities, Inc.; Citicorp
                 Securities, Inc.; and Merrill Lynch Money Markets, Inc.; and
                 Citibank, N.A. Note: Pursuant to the provisions of Item
                 601(b)(4)(iii) of Regulation S-K, the registrant hereby
                 undertakes to furnish to the Commission upon request copies of any instruments governing long-term debt of Republic and its consolidated subsidiaries that does not exceed 10% of
                 the total assets of Republic and its subsidiaries on a
                 consolidated basis (incorporated by reference to Exhibit
                 4.10 to the Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 1997).
 10.1        --  Republic Waste Industries, Inc. 1990 Stock Option and Stock
                 Purchase Plan (incorporated by reference to Exhibit 10.1(a)
                 to the Registrant's Registration Statement on Form S-1
                 Commission File No. 33-37191).
 10.2        --  Warrant to Purchase 1,150,000 Shares of Republic Waste
                 Industries, Inc. Common Stock issued to MGD Holdings Ltd.
                 (incorporated by reference to Exhibit 10.18 to the
                 Registrant's Registration Statement on Form S-1 Commission
                 File No. 33-42530).
 10.3        --  Republic Waste Industries, Inc. 1991 Stock Option Plan
                 (incorporated by reference to Exhibit 10.42 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1992).
 10.4        --  Form of Warrant to purchase 50,000 shares of Republic Waste
                 Industries, Inc. Common Stock issued to Rick L. Burdick
                 (incorporated by reference to Exhibit 10.35 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1994).
 10.5        --  Stock Purchase Agreement, dated May 21, 1995, by and between
                 H. Wayne Huizenga and Republic Waste Industries, Inc.
                 (incorporated by reference to Exhibit (c)(1) to the
                 Registrant's Current Report on Form 8-K/A, dated July 17,
                 1995).
 10.6        --  Stock Purchase Agreement, dated May 21, 1995, by and between
                 Harris W. Hudson and Republic Waste Industries, Inc.
                 (incorporated by reference to Exhibit (c)(4) to the
                 Registrant's Current Report on Form 8-K/A, dated July 17,
                 1995).
 10.7        --  Stock Purchase Agreement, dated May 21, 1995, by and between
                 Westbury (Bermuda) Ltd. and Republic Waste Industries, Inc.
                 (incorporated by reference to Exhibit (c)(5) to the
                 Registrant's Current Report on Form 8-K/A, dated July 17,
                 1995).
 10.8        --  First Amendment to Stock Purchase Agreement, dated July 17,
                 1995, by and between Republic Waste Industries, Inc. and H.
                 Wayne Huizenga (incorporated by reference to Exhibit (c)(8)
                 to the Registrant's Current Report on Form 8-K/A, dated July
                 17, 1995).
 10.9*       --  Republic Industries, Inc. 1995 Amended and Restated Employee
                 Stock Option Plan.
 10.10*      --  Republic Industries, Inc. Amended and Restated 1995
                 Non-Employee Director Stock Option Plan.
 10.11**     --  Letter Agreement between National Car Rental System, Inc.
                 and General Motors Corporation dated September 23, 1996
                 (incorporated by reference to Exhibit 10.19 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

 EXHIBITS                           DESCRIPTION OF EXHIBIT
 --------                           ----------------------
 10.12**     --  Letter Agreement between Alamo Rent-A-Car, Inc. and General
                 Motors Corporation dated October 8, 1996. (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
 10.13       --  Agreement and Plan of Reorganization, dated November 6,
                 1996, among Republic Industries, Inc., certain acquisition subsidiaries of Republic Industries, Inc., Michael S. Egan,
                 Norman D. Tripp, William H. Kelly, Michael S. Egan as
                 trustee of certain trusts, Alamo Rent-A-Car, Inc., and
                 certain affiliated entities of Alamo Rent-A-Car, Inc.
                 (incorporated by reference to Exhibit 2 to the Registrant's
                 Current Report on Form 8-K dated November 25, 1996).
 10.14       --  Letter Agreement between Alamo Rent-A-Car, Inc. and General
                 Motors Corporation (incorporated by reference to Exhibit
                 10.16 to the Registration Statement on Form S-1 of Alamo
                 Rent-A-Car, Inc. Commission File No. 33-80271).
 10.15       --  Share Exchange Agreement, dated as of January 5, 1997, among
                 Republic Industries, Inc., National Car Rental Systems, Inc.
                 ("National") and the stockholders of National (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated January 5, 1997).
 10.16       --  Asset Purchase Agreement, dated as of September 26, 1997 among Republic Industries, Inc., Republic Security Companies
                 Holding Co. II, Inc., Ameritech Corporation and Ameritech
                 Monitoring Services, Inc. (incorporated by reference from
                 Exhibit 2.1 to the Registrant's Current Report on Form 8-K
                 dated October 3, 1997).
 10.17**     --  Letter Agreement between Alamo Rent-A-Car, Inc. and General
                 Motors Corporation dated November 18, 1997 (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
 10.18**     --  Letter Agreement between National Car Rental System, Inc.
                 and General Motors Corporation dated November 18, 1997
                 (incorporated by reference to Exhibit 10.26 to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1997).
 10.19*      --  Republic Industries, Inc. Amended and Restated 1997 Employee
                 Stock Option Plan.
 10.20*      --  Republic Industries, Inc. Amended and Restated 1998 Employee
                 Stock Option Plan.
 10.21       --  Separation and Distribution Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
                 Report on Form 10-Q for the Quarterly Period Ended June 30,
                 1998).
 10.22***    --  Letter Agreement between National Car Rental System, Inc.
                 and General Motors Corporation dated December 16, 1998.
 10.23***    --  Letter Agreement between Alamo Rent-A-Car, Inc. and General
                 Motors Corporation dated December 16, 1998.
 21.1*       --  Subsidiaries of Republic Industries, Inc.
 23.1*       --  Consent of Arthur Andersen LLP.
 27.1*       --  1998 Financial Data Schedule (for SEC use only).
 27.2*       --  1997 Financial Data Schedule (restated for discontinued
                 operations) (for SEC use only).
 27.3*       --  1996 Financial Data Schedule (restated for discontinued
                 operations) (for SEC use only).
 99.1*       --  Item 1 and Item 2 of the Annual Report on Form 10-K for the
                 year ended December 31, 1998 for Republic Services, Inc. as filed with the Securities and Exchange Commission
                 (Commission File No. 1-14267), which are expressly
                 incorporated by reference in Item 1 and Item 2 of this
                 Report by Republic Industries, Inc.

-------------------------

  * Filed herewith.
 ** Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. *** Filed herewith; portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.