Form 10-Q
period 1999-03-31
AUTONATION INC /FL
filed 1999-05-13
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO ___________

                         COMMISSION FILE NUMBER: 1-13107

                                AUTONATION, INC.
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

         On May 7, 1999 the registrant had 467,305,418 outstanding shares of common stock, par value $.01 per share, including 20,284,500 shares of common stock held in treasury.

                                AUTONATION, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                    PAGE
                                                                                                    ----
ITEM 1.          FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets as
                    of March 31, 1999 and December 31, 1998.................................         3

                 Unaudited Condensed Consolidated Statements of Operations
                    for the Three Months Ended March 31, 1999 and 1998......................         4

                 Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Three Months Ended March 31, 1999........................         5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 1999 and 1998......................         6

                 Notes to Unaudited Condensed Consolidated Financial Statements.............         7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS...............................................        15

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................        24

                                            PART II. OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...........................................        25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                        MARCH 31,             DECEMBER 31,
                                                                                          1999                   1998
                                                                                       ---------               ---------
                                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...........................................                $   361.7               $   217.3
   Receivables, net....................................................                  1,732.4                 1,605.3
   Revenue earning vehicles, net.......................................                  4,708.4                 4,588.7
   Inventory...........................................................                  2,130.6                 1,853.5
   Other current assets................................................                    160.8                   141.5
                                                                                       ---------               ---------
         Total Current Assets..........................................                  9,093.9                 8,406.3
INVESTMENTS       .....................................................                    163.3                   172.3
PROPERTY AND EQUIPMENT, NET............................................                  2,187.7                 2,043.6
INTANGIBLE AND OTHER ASSETS, NET.......................................                  2,864.9                 2,473.4
NET ASSETS OF DISCONTINUED OPERATIONS..................................                    859.1                   830.2
                                                                                       ---------               ---------
                                                                                       $15,168.9               $13,925.8
                                                                                       =========               =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................................                $   315.7               $   307.4
   Accrued liabilities.................................................                    724.1                   697.9
   Revenue earning vehicle debt........................................                  2,152.0                 2,618.2
   Notes payable and current maturities of
     long-term debt....................................................                  1,853.4                 1,441.8
   Other current liabilities...........................................                    425.5                   475.1
                                                                                       ---------               ---------
         Total Current Liabilities.....................................                  5,470.7                 5,540.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES..............................                    977.5                   555.9
LONG-TERM REVENUE EARNING VEHICLE DEBT.................................                  2,615.5                 1,759.7
DEFERRED INCOME TAXES..................................................                    233.7                   227.1
OTHER LIABILITIES .....................................................                    477.7                   418.5
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued.........................                       --                      --
   Common stock, par value $.01 per share;
      1,500,000,000 shares authorized;
      467,284,930 and 467,240,307 shares
      issued and outstanding including shares
      held in treasury, respectively...................................                      4.7                     4.7
   Additional paid-in capital..........................................                  4,630.3                 4,628.9
   Retained earnings...................................................                  1,011.0                   930.9
   Accumulated other comprehensive loss................................                     (2.9)                   (4.3)
   Treasury stock, at cost; 17,682,500 and
      9,110,400 shares held, respectively..............................                   (249.3)                 (136.0)
                                                                                       ---------               ---------
         Total Shareholders' Equity....................................                  5,393.8                 5,424.2
                                                                                       ---------               ---------
                                                                                       $15,168.9               $13,925.8
                                                                                       =========               =========



        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                           ----------------------------
                                                                                              1999              1998
                                                                                           --------          ----------
REVENUE:
   Automotive retail sales......................................................           $ 4,562.7         $ 2,343.4
   Automotive rental revenue....................................................               791.0             775.7
                                                                                           ---------         ---------
                                                                                             5,353.7           3,119.1
EXPENSES:
   Cost of automotive retail sales..............................................             3,952.5           2,026.1
   Cost of automotive rental operations.........................................               633.4             605.4
   Selling, general and administrative..........................................               683.9             426.3
                                                                                           ---------         ---------
OPERATING INCOME................................................................                83.9              61.3
INTEREST INCOME.................................................................                 4.2                .5
INTEREST EXPENSE................................................................               (10.0)             (2.0)
OTHER INCOME (EXPENSE), NET.....................................................                 1.1              (2.3)
                                                                                           ---------         ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES..........................................................                79.2              57.5
PROVISION FOR INCOME TAXES......................................................                28.5              20.7
                                                                                           ---------         ---------
INCOME FROM CONTINUING OPERATIONS...............................................                50.7              36.8
INCOME FROM DISCONTINUED OPERATIONS,
   NET OF MINORITY INTEREST AND INCOME TAXES....................................                29.4              40.3
                                                                                           ---------         ---------
NET INCOME......................................................................           $    80.1         $    77.1
                                                                                           =========         =========
BASIC EARNINGS PER SHARE:
   Continuing operations........................................................           $     .11         $     .08
   Discontinued operations......................................................                 .07               .10
                                                                                           ---------         ---------
   Net income...................................................................           $     .18         $     .18
                                                                                           =========         =========
DILUTED EARNINGS PER SHARE:
   Continuing operations........................................................           $     .11         $     .08
   Discontinued operations......................................................                 .06               .09
                                                                                           ---------         ---------
   Net income...................................................................           $     .17         $     .17
                                                                                           =========         =========






        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                                           ACCUMULATED
                                                             ADDITIONAL                       OTHER
                                             COMMON          PAID-IN         RETAINED      COMPREHENSIVE        TREASURY
                                              STOCK          CAPITAL         EARNINGS      INCOME (LOSS)         STOCK
                                              -----          -------         --------      -------------         -----
BALANCE AT DECEMBER 31, 1998..............     $4.7          $4,628.9       $  930.9          $ (4.3)           $(136.0)
   Purchases of treasury stock............       --                --             --              --             (113.3)
   Exercise of stock options
      and warrants........................       --                .2             --              --                 --
   Other comprehensive income.............       --                --             --             1.4                 --
   Other..................................       --               1.2             --              --                 --
   Net income.............................       --                --           80.1              --                 --
                                              -----         ---------       --------         -------           --------
BALANCE AT MARCH 31, 1999.................     $4.7          $4,630.3       $1,011.0          $ (2.9)           $(249.3)
                                              =====         =========       ========         =======           ========




         The accompanying notes are an integral part of this statement.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          -----------------------------
                                                                                             1999              1998
                                                                                          ----------        -----------
CASH USED IN OPERATING ACTIVITIES:
   Net income..............................................................               $     80.1        $     77.1
   Adjustments to reconcile net income to net cash
   used in operating activities:
      Purchases of revenue earning vehicles................................                 (1,950.7)         (1,460.7)
      Sales of revenue earning vehicles....................................                  1,588.6           1,094.4
      Depreciation of revenue earning vehicles.............................                    222.1             199.7
      Depreciation and amortization........................................                     42.4              31.1
      Income from discontinued operations..................................                    (29.4)            (40.3)
      Changes in assets and liabilities, net of effects from business combinations:
            Receivables....................................................                    (69.5)            (67.0)
            Inventory......................................................                    (75.5)             80.7
            Other assets...................................................                    (21.1)             (3.9)
            Accounts payable and accrued liabilities.......................                    (31.8)              7.1
            Other liabilities..............................................                    (16.6)            (91.7)
                                                                                           ---------         ---------
                                                                                              (261.4)           (173.5)
                                                                                           ---------         ---------

CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment.....................................                   (120.6)            (89.9)
   Purchases of marketable securities......................................                    (17.2)               --
   Sales of marketable securities..........................................                     23.7                --
   Cash used in business acquisitions, net of
      cash acquired  ......................................................                   (432.2)           (298.5)
   Other ..................................................................                     13.2             (20.6)
                                                                                           ---------         ---------
                                                                                              (533.1)           (409.0)
                                                                                           ---------         ---------
CASH PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from revenue earning vehicle financing.........................                 27,876.7          11,164.5
   Payments of revenue earning vehicle financing...........................                (27,463.9)        (10,779.7)
   Payments of notes payable and long-term debt............................                    (79.6)            (78.4)
   Net proceeds from revolving credit and
      vehicle inventory financing facilities...............................                    693.0             424.9
   Purchases of treasury stock.............................................                    (99.3)               --
   Other ..................................................................                     (4.9)              (.7)
                                                                                           ---------         ---------
                                                                                               922.0             730.6
                                                                                           ---------         ---------

CASH USED IN DISCONTINUED OPERATIONS.......................................                   (524.4)            (22.6)
                                                                                           ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................                   (396.9)            125.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $556.6 MILLION AND
   $0, RESPECTIVELY  ......................................................                    773.9             148.0
                                                                                          ----------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $15.3 MILLION AND
   $0, RESPECTIVELY  ......................................................               $    377.0         $   273.5
                                                                                          ==========         =========


        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN MILLIONS, EXCEPT PER SHARE DATA)



1. INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements include the accounts of AutoNation, Inc. and its subsidiaries (the "Company", formerly Republic Industries, Inc.) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading.

         Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

         In March 1999, following receipt of written notice from the Internal Revenue Service ("IRS") that the IRS would not rule as requested, the Company decided not to complete the planned tax-free distribution of the Company's remaining interest in its solid waste subsidiary, Republic Services, Inc. ("RSG"). Rather, the Company decided to sell its entire interest in RSG, comprising 112.1 million shares of RSG class A common stock. In April 1999, the Company agreed to sell 100.0 million shares of RSG class A common stock in a public offering at a price of $16.875 per share. Excluded from the sale were
12.1 million shares of RSG class A common stock subject to underwriters' over-allotment options. On May 3, 1999, the Company received the proceeds from the sale totaling approximately $1.63 billion, net of underwriting fees. As discussed in Note 16, Discontinued Operations, the Company's solid waste services segment has been accounted for as discontinued operations and, accordingly, the net assets and results of operations have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements.

2. BUSINESS COMBINATIONS

         Businesses acquired through March 31, 1999 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the three months ended March 31, 1999, the Company acquired various businesses in the automotive retail industry. The Company paid approximately $432.2 million of cash for these acquisitions which have been accounted for under the purchase method of accounting.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the three months ended March 31 related to continuing operations:

                                                                             1999            1998
                                                                           --------        ---------
Property and equipment...................................................  $  56.0         $ 146.0
Intangible and other assets..............................................    406.8           574.5
Working capital..........................................................    206.9           328.1
Debt assumed.............................................................   (222.5)         (415.1)
Other liabilities........................................................    (15.0)          (10.2)
Common stock issued......................................................       --          (324.8)
                                                                           -------         -------
Cash used in acquisitions, net of cash acquired..........................  $ 432.2         $ 298.5
                                                                           =======         =======

         As discussed in Note 16, Discontinued Operations, the Company's solid waste services segment has been accounted for as discontinued operations. Accordingly, the financial position and results of operations of businesses acquired in the solid waste services segment have been accounted for as discontinued operations in the accompanying condensed consolidated financial statements.

         The Company's unaudited pro forma consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred as of the beginning of each period presented are as follows:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           -------------------------
                                                                             1999            1998
                                                                           --------        ---------
Revenue.........................................................           $5,476.0         $3,659.5
Income from continuing operations...............................               52.2             45.5
Diluted earnings per share from continuing
  operations....................................................                .11              .10


         The unaudited pro forma consolidated results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts are as follows:

                                                                                       MARCH 31,           DECEMBER 31,
                                                                                         1999                  1998
                                                                                       --------            -----------
Automotive retail trade receivables.............................................       $  571.2              $  493.6
Automotive rental trade receivables.............................................          219.8                 264.7
Vehicle manufacturer receivables................................................          498.8                 458.2
Automotive finance receivables..................................................          402.2                 354.0
Other...........................................................................          101.1                  97.1
                                                                                       --------              --------
                                                                                        1,793.1               1,667.6
Less: allowance for doubtful accounts...........................................          (60.7)                (62.3)
                                                                                       --------              --------
                                                                                       $1,732.4              $1,605.3
                                                                                       ========              ========

         The Company securitizes installment loan receivables generated by its automotive finance subsidiary through a $1.0 billion commercial paper warehouse facility with certain financial institutions. During the three months ended March 31, 1999, the Company securitized approximately $289.2 million of receivables under this program. At March 31, 1999, aggregate receivables totaling $910.9 million were securitized under this program.

4. REVENUE EARNING VEHICLES

         Revenue earning vehicles consist of the following:

                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        1999                  1998
                                                                                      --------              ---------
Revenue earning vehicles........................................................       $5,216.4              $5,062.8
Less: accumulated depreciation..................................................         (508.0)               (474.1)
                                                                                       --------              --------
                                                                                       $4,708.4              $4,588.7
                                                                                       ========              ========

5. INVENTORY

         Inventory consists of the following:

                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        1999                  1998
                                                                                      --------              ---------
New vehicles....................................................................       $1,501.7              $1,274.3
Used vehicles...................................................................          493.1                 457.3
Parts, accessories and other....................................................          135.8                 121.9
                                                                                       --------              --------
                                                                                       $2,130.6              $1,853.5
                                                                                       ========              ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        1999                  1998
                                                                                      --------              ---------
Land............................................................................       $  717.6              $  687.0
Buildings and improvements......................................................        1,165.9               1,116.9
Furniture, fixtures and equipment...............................................          618.3                 530.6
                                                                                       --------              --------
                                                                                        2,501.8               2,334.5
Less: accumulated depreciation and amortization.................................         (314.1)               (290.9)
                                                                                       --------              --------
                                                                                       $2,187.7              $2,043.6
                                                                                       ========              ========


7. INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets acquired is amortized over 40 years on a straight-line basis. Accumulated amortization of intangible assets at March 31, 1999 and December 31, 1998 was $103.3 million and $85.6 million, respectively.

8. REVENUE EARNING VEHICLE DEBT

         Revenue earning vehicle debt consists of the following:

                                                                                        MARCH 31,            DECEMBER 31,
                                                                                          1999                  1998
                                                                                        --------              --------
Amounts under various commercial paper programs secured by eligible vehicle collateral; interest at market based commercial paper rates;
  maturities through October 2000...............................................        $2,094.6              $3,363.2
Amounts under various medium-term note programs
  secured by eligible vehicle collateral:
    Fixed rate component; maturities through 2005...............................         1,834.1                 655.9
    Floating rate component based on 3 month LIBOR;
    maturities through 2003.....................................................           621.9                 143.7
Other financings secured by eligible vehicle
  collateral; interest at LIBOR based rates;
  amounts due on demand.........................................................           216.9                 215.1
                                                                                        --------              --------
                                                                                         4,767.5               4,377.9
Less: long-term portion.........................................................        (2,615.5)             (1,759.7)
                                                                                        --------              --------
                                                                                        $2,152.0              $2,618.2
                                                                                        ========              ========


         In February 1999, the Company issued $1.8 billion of rental vehicle asset-backed medium-term notes consisting of $550.0 million floating rate notes maturing through 2003 (effective rate fixed at 5.73% through the use of certain derivative transactions); $750.0 million 5.88% fixed rate notes maturing through 2003; and $500.0 million 6.02% fixed rate notes maturing through 2005.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


9. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         1999                  1998
                                                                                       --------              --------
Vehicle inventory credit facilities; secured
    by the Company's vehicle inventory...................................              $1,642.9              $1,339.2
Revolving credit facilities; interest payable
    using LIBOR based rates; unsecured;
    maturities through 2002..............................................               1,052.0                 500.0
Other notes; maturities through 2009.....................................                 136.0                 158.5
                                                                                       --------              --------
                                                                                        2,830.9               1,997.7
Less:  current portion...................................................              (1,853.4)             (1,441.8)
                                                                                       --------              --------
                                                                                       $  977.5              $  555.9
                                                                                       ========              ========

         In March 1999, the Company entered into a $500.0 million, 364-day unsecured bank revolving credit facility to supplement its existing $1.0 billion revolving credit facility maturing 2002.

10. SHAREHOLDERS' EQUITY

         In August 1998, the Company's Board of Directors authorized the repurchase of up to $500.0 million of shares of the Company's common stock, par value $.01 per share ("Common Stock") over the following 12 months. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. During the three months ended March 31, 1999, the Company repurchased 8.6 million shares of Common Stock for an aggregate purchase price of $113.3 million. Through March 31, 1999, an aggregate of 17.7 million shares of Common Stock have been acquired under this program for an aggregate purchase price of $249.3 million.

11. COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are as follows:

                                                                                                     THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                     ---------------------
                                                                                                      1999           1998
                                                                                                     ------         ------
Net income...................................................................................        $ 80.1         $ 77.1
                                                                                                     ------         ------
Other comprehensive income (loss):
    Unrealized loss on marketable
      securities, net of income taxes........................................................           (.1)            --
    Unrealized gain on interest-only strip
      receivables, net of income taxes.......................................................           2.6             --
    Reclassification of realized gains, net
      of income taxes........................................................................           (.7)            --
    Foreign currency translation
      adjustments, net of income taxes.......................................................           (.4)           (.9)
                                                                                                     ------         ------
                                                                                                        1.4            (.9)
                                                                                                     ------         ------

Comprehensive income.........................................................................        $ 81.5         $ 76.2
                                                                                                     ======         ======


                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

         A summary of stock option and warrant transactions for the three months ended March 31, 1999 is as follows:

                                                                                                               WEIGHTED-
                                                                                                                AVERAGE
                                                                                                               EXERCISE
                                                           OPTIONS          WARRANTS           TOTAL            PRICE
                                                           -------          --------           -----           ---------
Options and warrants outstanding
     at beginning of year............................       47.3               7.3             54.6           $  12.52
Granted..............................................       14.8                --             14.8              15.92
Exercised............................................        (.1)               --              (.1)              5.18
Canceled.............................................       (8.6)               --             (8.6)             12.52
                                                            ----              ----             ----
Options and warrants outstanding
     at March 31, 1999...............................       53.4               7.3             60.7              13.35
                                                            ====              ====             ====
Options and warrants exercisable
     at March 31, 1999...............................       11.6               7.3             18.9              11.74
Options and warrants available
     for future grants at
     at March 31, 1999...............................       22.0


         In March 1999, approximately 8.5 million options held by employees of RSG were canceled.

14. LEGAL MATTERS

         The Company is a party to various general corporate legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

15. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options and warrants.

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

                                                                                                      THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                      --------------------
                                                                                                       1999           1998
                                                                                                       ----           ----
Weighted average common shares outstanding
  used in calculating basic
  earnings per share......................................................................           456.2          440.0
Gross common equivalent shares............................................................            48.9           46.1
Weighted average treasury
  shares purchased........................................................................           (37.0)         (26.7)
Effect of using weighted average
  common equivalent shares
  outstanding.............................................................................            (3.1)          (1.0)
                                                                                                     -----          -----
Weighted average common and common
  equivalent shares used in
  calculating diluted earnings per
  share  .................................................................................           465.0          458.4
                                                                                                     =====          =====

         At March 31, 1999 and 1998, the Company had approximately 20.5 million and 16.7 million stock options outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

16. DISCONTINUED OPERATIONS

         As a result of the Company's decision in March 1999 to sell its remaining interest in RSG, the net assets and operating results of the Company's solid waste services segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. The minority shareholders' interest in the equity of RSG as of March 31, 1999 and December 31, 1998 and the net earnings of RSG have been included as a reduction of the net assets and income from discontinued operations, respectively.

         A summary of the net assets of discontinued operations for the Company's solid waste services segment is as follows:

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                           1999                 1998
                                                                                         --------             --------
Current assets..................................................................         $  273.6             $  784.0
Non-current assets..............................................................          2,514.7              2,028.1
                                                                                         --------             --------
  Total assets..................................................................          2,788.3              2,812.1
                                                                                         --------             --------
Current liabilities.............................................................            693.6                783.8
Non-current liabilities.........................................................            750.2                729.2
                                                                                         --------             --------
  Total liabilities.............................................................          1,443.8              1,513.0
                                                                                         --------             --------
Minority interest...............................................................            485.4                468.9
                                                                                         --------             --------
Net assets of discontinued operations...........................................         $  859.1             $  830.2
                                                                                         ========             ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         Selected statement of operations data for the Company's solid waste services segment is as follows:

                                                                                                      THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                      -------------------
                                                                                                      1999           1998
                                                                                                      ----           ----
Revenue  ...............................................................................            $403.5         $300.8
Operating income........................................................................              82.1           62.8
Provision for income taxes..............................................................              28.2           22.6
Minority interest.......................................................................              15.7             --
Income from discontinued operations.....................................................              29.4           40.3



17. OPERATIONS BY INDUSTRY SEGMENT

         The Company operates subsidiaries in the automotive retail and automotive rental industries. The Company's reportable segments are strategic business units that offer different products and services. There is no material intersegment revenue.

         The following table presents financial information regarding the Company's different industry segments:

                                                                                                     THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                    ---------------------
                                                                                                    1999             1998
                                                                                                    ----             ----
Revenue:
  Automotive retail.....................................................................          $4,562.7        $2,343.4
  Automotive rental.....................................................................             791.0           775.7
                                                                                                  --------        --------
                                                                                                  $5,353.7        $3,119.1
                                                                                                  ========        ========
Operating income (loss):
  Automotive retail.....................................................................          $  106.7        $   56.4
  Automotive rental.....................................................................              (5.0)           19.1
                                                                                                  --------        --------
  Sub-total.............................................................................             101.7            75.5
  Corporate.............................................................................             (17.8)          (14.2)
                                                                                                  --------        --------
                                                                                                  $   83.9        $   61.3
                                                                                                  ========        ========

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

         In March 1999, following receipt of written notice from the Internal Revenue Service ("IRS") that the IRS would not rule as requested, the Company decided not to complete the planned tax-free distribution of the Company's remaining interest in its solid waste subsidiary, Republic Services, Inc. ("RSG"). Rather, the Company decided to sell its entire interest in RSG, comprising 112.1 million shares of RSG class A common stock. In April 1999, the Company agreed to sell 100.0 million shares of RSG class A common stock in a public offering at a price of $16.875 per share. Excluded from the sale were
12.1 million shares of RSG class A common stock subject to underwriters' over-allotment options. On May 3, 1999, the Company received the proceeds from the sale totaling approximately $1.63 billion, net of underwriting fees. As discussed in Note 16, Discontinued Operations, the Company's solid waste services segment has been accounted for as discontinued operations and, accordingly, the net assets and results of operations have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements.

BUSINESS COMBINATIONS

         The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

         Businesses acquired through March 31, 1999 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the three months ended March 31, 1999, the Company acquired various businesses in the automotive retail industry. The Company paid approximately $432.2 million of cash for these acquisitions which have been accounted for under the purchase method of accounting.

CONSOLIDATED RESULTS OF OPERATIONS

         The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                        ---------------------------------------------
                                                                               1999                         1998
                                                                        ------------------          -----------------
                                                                                 Diluted                       Diluted
                                                                        Gross      Per              Gross       Per
                                                                       Amount     Share             Amount      Share
                                                                       ------     -----             ------      -----
Income from continuing operations....................................   $50.7      $.11              $36.8      $.08
Income from discontinued operations..................................    29.4       .06               40.3       .09
                                                                        -----      ----              -----      ----
Net income...........................................................   $80.1      $.17              $77.1      $.17
                                                                        =====      ====              =====      ====

         The operating results for the Company's business segments are discussed below.

BUSINESS SEGMENT INFORMATION

         The following table sets forth revenue, with percentages of total revenue, and cost of operations, selling, general and administrative expenses and operating income with percentages of the applicable segment revenue for the Company's business segments for the periods indicated (in millions):

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------------------------------
                                                                   1999              %              1998              %
                                                                 ---------        ------          ---------        ------
Revenue:
  Automotive retail.......................................       $4,562.7           85.2          $2,343.4           75.1
  Automotive rental.......................................          791.0           14.8             775.7           24.9
                                                                 --------         ------          --------         ------
                                                                  5,353.7          100.0           3,119.1          100.0

Cost of Operations:
  Automotive retail.......................................        3,952.5           86.6           2,026.1           86.5
  Automotive rental.......................................          633.4           80.1             605.4           78.1
                                                                 --------                         --------
                                                                  4,585.9                          2,631.5

Selling, General and
  Administrative:
  Automotive retail.......................................          503.5           11.1             260.9           11.1
  Automotive rental.......................................          162.6           20.5             151.2           19.4
  Corporate expenses......................................           17.8             --              14.2             --
                                                                 --------                         --------
                                                                    683.9                            426.3

Operating Income (Loss):
  Automotive retail.......................................          106.7            2.3              56.4            2.4
  Automotive rental.......................................           (5.0)           (.6)             19.1            2.5
  Corporate expenses......................................          (17.8)            --             (14.2)            --
                                                                 --------                         --------
                                                                 $   83.9                         $   61.3
                                                                 ========                         ========

AUTOMOTIVE RETAIL

         The following table sets forth the components of automotive retail revenue, with percentages of total automotive retail revenue, for the periods indicated (in millions):

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------------------------------
                                                                   1999              %              1998              %
                                                                 --------          -----          --------          -----
New vehicle sales.........................................       $2,548.9           55.9          $1,203.9           51.4
Used vehicle sales........................................        1,122.9           24.6             704.8           30.1
Parts, service and other..................................          890.9           19.5             434.7           18.5
                                                                 --------          -----          --------          -----
                                                                 $4,562.7          100.0          $2,343.4          100.0
                                                                 ========          =====          ========          =====

         Automotive retail revenue was $4.56 billion for the three months ended March 31, 1999 versus $2.34 billion for the comparable 1998 period, an increase of 94.7%. The increase in automotive retail revenue is primarily attributed to acquisitions.

         Overall, same store automotive retail sales increased 8.7% during the three months ended March 31, 1999 versus the comparable 1998 period. Same store new vehicle sales increased 15.8%, same store used vehicle sales decreased 6.1% and same store parts, service and other sales increased 13.1% during the period.

         Cost of automotive retail operations was $3.95 billion for the three months ended March 31, 1999 versus $2.03 billion for the comparable 1998 period. The increase in aggregate dollars is primarily due to acquisitions. Cost of automotive retail operations as a percentage of automotive retail revenue was 86.6% for the three months ended March 31, 1999, versus 86.5% for the comparable 1998 period. The increase in such costs as a percentage of automotive retail revenue is primarily due to product mix.

         Selling, general and administrative expenses were $503.5 million for the three months ended March 31, 1999 versus $260.9 million for the comparable 1998 period. The increase in aggregate dollars is primarily due to acquisitions. Selling, general and administrative expenses as a percentage of automotive retail revenue were 11.1% for both the three months ended March 31, 1999 and 1998. Decreases in store level selling, general and administrative expenses as a percentage of revenue were offset by investments in the Company's automotive retail business including e-commerce and brand development.

AUTOMOTIVE RENTAL

         Automotive rental revenue was $791.0 million for the three months ended March 31, 1999 versus $775.7 million for the comparable 1998 period, an increase of 2.0%. The increase is primarily attributed to price increases. Volume at the Company's National Car Rental System, Inc. ("National") operations during the three months ended March 31, 1999 was adversely impacted by issues associated with launching the Company's Global Odyssey operating system ("Global Odyssey"). Volume at National is expected to continue to be adversely impacted by these systems issues. However, the Company believes most of these systems issues will be resolved by the end of the second quarter of 1999.

         Cost of automotive rental operations was $633.4 million for the three months ended March 31, 1999 versus $605.4 million for the comparable 1998 period. Cost of automotive rental operations as a percentage of automotive rental revenue was 80.1% for the three months ended March 31, 1999 versus 78.1% for the comparable 1998 period. The increase in such costs in aggregate dollars and as a percentage of revenue is primarily due to higher fleet costs and costs associated with implementing Global Odyssey at National.

         Selling, general and administrative expenses were $162.6 million for the three months ended March 31, 1999 versus $151.2 million for the comparable 1998 period. Selling, general and administrative expenses as a percentage of revenue were 20.5% for the three months ended March 31, 1999 versus 19.4% for the comparable 1998 period. The increase in such costs in aggregate dollars and as a percentage of revenue is primarily due to costs associated with implementing Global Odyssey at National.

CORPORATE

         Corporate expenses were $17.8 million for the three months ended March 31, 1999 versus $14.2 million for the comparable 1998 period. Such increase is a result of the overall growth experienced by the Company.

INTEREST INCOME

         Interest income was $4.2 million for the three months ended March 31, 1999 versus $.5 million for the comparable 1998 period. The increase is primarily due to higher cash balances on hand during the period.

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities for acquisitions. Interest expense was $10.0 million for the three months ended March 31, 1999 versus $2.0 million for the comparable 1998 period. Such increase is primarily due to borrowings for acquisitions. Interest expense related to vehicle inventory financing and revenue earning vehicle financing is included in cost of operations for automotive retail and automotive rental, respectively.

INCOME TAXES

         The provision for income taxes was $28.5 million for the three months ended March 31, 1999 versus $20.7 million for the comparable 1998 period. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

RESTRUCTURING ACTIVITIES

         During the year ended December 31, 1997, the Company recorded pre-tax restructuring and other charges totaling approximately $244.1 million. These charges consisted of $150.0 million associated with combining the Company's franchised automotive dealerships and used vehicle megastore operations into one automotive retail division and $94.1 million associated with integrating the Company's automotive rental operations. At March 31, 1999, approximately $40.6 million remained in accrued liabilities associated with these charges consisting of $22.4 million of automotive retail reserves and $18.2 million of automotive rental reserves.

         During the three months ended March 31, 1999, the Company spent approximately $1.7 million of its automotive retail reserves related to closed operations. The remaining automotive retail reserves at March 31, 1999 relate primarily to closed reconditioning centers which the Company is actively marketing for sale. During the three months ended March 31, 1999, the Company spent approximately $3.8 million of its automotive rental reserves related primarily to the closure of certain duplicate rental facilities. The remaining automotive rental reserves at March 31, 1999 relate primarily to costs associated with closing duplicate rental facilities. The Company expects the majority of these reserves to be utilized during the remainder of 1999, however, certain contractual obligations for closed locations extend through 2002.

DISCONTINUED OPERATIONS

         As a result of the Company's decision to sell its remaining interest in RSG, the net assets and operating results of the Company's solid waste services segment have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. Revenue from these discontinued operations was $403.5 million and $300.8 million during the three months ended March 31, 1999 and 1998, respectively. Income from discontinued operations was $29.4 million and $40.3 million during the three months ended March 31, 1999 and 1998, respectively. Income from discontinued operations is presented net of minority interest of $15.7 million during the three months ended March 31, 1999 and income taxes of $28.2 million and $22.6 million, during the three months ended March 31, 1999 and 1998, respectively.

FINANCIAL CONDITION

         At March 31, 1999, the Company had $361.7 million in cash and approximately $377.0 million of availability under its $1.5 billion unsecured revolving credit facilities which may be used for general corporate purposes. In April 1999, the Company agreed to sell 100.0 million shares of RSG class A common stock in a public offering. Excluded from the sale were 12.1 million shares of RSG class A common stock subject to underwriters' over-allotment options. On May 3, 1999, the Company received the proceeds from the sale totaling approximately $1.63 billion, net of underwriting fees. Proceeds from the sale will be used to repay non-vehicle debt, to finance acquisitions, to acquire shares under the Company's share repurchase program and to invest in the Company's existing businesses.

         The Company finances vehicle purchases for its domestic automotive rental operations primarily through commercial paper and medium-term note financings. The Company's $3.24 billion commercial paper program is comprised of a $1.99 billion single-seller program and three bank-sponsored multi-seller commercial paper conduit facilities totaling $1.25 billion. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. As of March 31, 1999, the Company had approximately $1.2 billion of availability under this program. In February 1999, the Company issued $1.8 billion of rental vehicle asset-backed medium-term notes consisting of $550.0 million floating rate notes maturing through 2003; $750.0 million 5.88% fixed rate notes maturing through 2003; and $500.0 million 6.02% fixed rate notes maturing through 2005. The Company fixed the effective interest rate on the $550.0 million floating rate notes at 5.73% through the use of certain derivative transactions. The Company expects to continue to fund its revenue earning vehicle purchases with secured vehicle financings.

         The Company finances its automotive retail vehicle inventory through secured financings including floor plan facilities with manufacturer captive finance companies as well as a $500.0 million bank-sponsored multi-seller commercial paper conduit facility. At March 31, 1999, the Company had approximately $311.2 million of availability under the commercial paper conduit facility. In connection with the development of the AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $431.1 million at March 31, 1999.

         The Company securitizes installment loan receivables generated by its automotive finance subsidiary through a $1.0 billion commercial paper warehouse facility with certain financial institutions. During the three months ended March 31, 1999, the Company securitized approximately $289.2 million of loan receivables under this program, net of retained interests. At March 31, 1999, aggregate receivables totaling $910.9 million were securitized under this program. Installment loans sold under this program are nonrecourse beyond the Company's retained interests. Proceeds from the securitization were primarily used to repay borrowings under the Company's revolving credit facilities. The Company expects to continue to securitize receivables under this facility and/or other programs. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables.

         In August 1998, the Company's Board of Directors authorized the repurchase of up to $500.0 million of shares of the Company's common stock, par value $.01 per share ("Common Stock") over the following 12 months. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. During the three months ended March 31, 1999, the Company repurchased 8.6 million shares of Common Stock for an aggregate purchase price of $113.3 million. Through March 31, 1999, an aggregate of 17.7 million shares of Common Stock have been acquired under this program for an aggregate purchase price of $249.3 million.

         The Company believes that it has sufficient financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents decreased by $396.9 million and increased by $125.5 million during the three months ended March 31, 1999 and 1998, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash used in operating activities was $261.4 million and $173.5 million during the three months ended March 31, 1999 and 1998, respectively.

         Cash flows from operating activities include net purchases of revenue earning vehicles and purchases of retail vehicle inventory which are separately financed through secured vehicle financings. Accordingly, the Company measures its operating cash flow including net proceeds from these secured vehicle financings which totaled $553.8 million and $344.7 million during the three months ended March 31, 1999 and 1998, respectively. Including net proceeds from these secured vehicle financings, the Company generated positive operating cash flow of $292.4 million and $171.2 million during the three months ended March 31, 1999 and 1998, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for business acquisitions, capital additions and other transactions as further described below.

         Cash used in business acquisitions was $432.2 million and $298.5 million for the three months ended March 31, 1999 and 1998, respectively. In addition, as discussed under "Cash Flows from Financing Activities," the Company repaid debt assumed in acquisitions. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 2, "Business Combinations" of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of businesses acquired.

         Capital additions were $120.6 million and $89.9 million during the three months ended March 31, 1999 and 1998, respectively.

         The Company expects capital expenditures and cash used in business acquisitions to increase during the remainder of 1999 due to expansion of the Company's existing businesses. The Company intends to finance capital expenditures and business acquisitions through cash on hand, revolving credit facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the three months ended March 31, 1999 and 1998 consisted of revenue earning vehicle and vehicle floorplan financings, commercial bank borrowings, repayments of debt and treasury stock purchases.

         Payments of notes payable and long-term debt were $79.6 million and $78.4 million during the three months ended March 31, 1999 and 1998, respectively. These amounts consist primarily of the repayment of debt assumed in acquisitions.

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

YEAR 2000

         The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000 ("Y2K").The Company is addressing the issue of computer programs, embedded chips and third party suppliers that may be impacted by Y2K. The Company has developed a dedicated Y2K Project Office to coordinate compliance efforts and ensure that the project status is monitored and reported throughout the organization.

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

         Both divisions of the Company have developed plans to correct Y2K issues and, to date, have made progress as follows:

Automotive Retail Division:

         The Company's franchised automotive dealerships and AutoNation USA megastores use one of six Dealer Management Systems ("DMS"), which perform the core functions of a dealership's operations. The Company has determined, subject to verification and testing, that the DMS systems provided by these vendors are Y2K compliant or will be Y2K compliant with an upgrade. Approximately 50% of the Company's franchised automotive dealerships using these DMS systems have been upgraded to a compliant version; approximately 40% are scheduled to complete such upgrades by the end of the second quarter of 1999; and the remaining 10% are using a DMS system that the vendor represents is or will be compliant with an upgrade. The Company intends to obtain further documentation to support such compliance, as well as conduct testing to verify compliance.

         The Company is substantially complete with its assessment, analysis, remediation and testing of its other software applications that are in use at its AutoNation USA megastores as well as some of its franchised automotive dealerships.

         The Company has completed an inventory of its franchised automotive dealerships and megastores to identify other business systems, products, suppliers and embedded chips. Those issues identified are expected to be remediated or replaced by the end of the third quarter of 1999.

Automotive Rental Division:

         For over a year, the Company, in conjunction with external consultants, has been developing the Global Odyssey system, which will replace substantially all rental systems, as well as the applicable hardware and operating systems. This system was designed to be Y2K compliant and Y2K testing was completed prior to the recent implementation of the Global Odyssey reservation, operations and financial systems at National's domestic operations prior to the end of 1998. The Global Odyssey fleet system was implemented at National's North American locations during the first quarter of 1999.

         Alamo has remediated 100% of its existing systems and 80% has been tested and put into production. The remaining 20% will be put into production by the end of the second quarter of 1999. Full integration testing is expected to be completed during the third quarter of 1999.

         The Automotive Rental Division has surveyed the majority of its North American rental locations to identify other critical business systems, products and vendors, including embedded chip issues. Work is ongoing to remediate or replace business systems, products and vendors that are not Y2K compliant. Completion of remediation or replacement is expected by the end of the second quarter of 1999. The Company has also developed a plan for its European locations, some of which are supported by the Alamo mainframe, which is discussed above. The remaining European locations are supported by systems developed and supported by the United Kingdom headquarters which are currently scheduled to be Y2K compliant by the end of the third quarter of 1999.

Costs To Address Y2K

         To date, the Company's automotive retail and rental divisions have spent approximately $8.9 million on Y2K efforts across all areas. The Company currently expects to spend a total of approximately $22.0 million when complete; $4.2 million of which has or is expected to be incurred as capital expenditures and depreciated accordingly. Such amounts exclude costs associated with replacing the Company's automotive rental systems with Global Odyssey since the Global Odyssey implementation was planned in advance and not accelerated as a result of Y2K. The Company expects to fund Y2K costs through operating cash flow. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

Risks and Contingency Plans

         The Company presently believes, that upon remediation of its business software applications, as well as other equipment with embedded technology, the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or vendors is not sufficient, the Company believes that the most likely worst case scenario would be the delay or disruption in the delivery of products which could have a material adverse impact on the Company's operations including, but not limited to, loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. The Company has initiated comprehensive contingency and business continuation plans, which are expected to be in place by the end of the second quarter of 1999 in order to ensure enough time for implementation of such plans, if necessary and thus possibly avoid such risks.

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

FORWARD-LOOKING STATEMENTS

         Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, competition in the Company's lines of business; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the dependence on vehicle manufacturers to approve franchised automotive dealership acquisitions and the restrictions imposed by vehicle manufacturers on franchised automotive dealership acquisitions and operations; the risk of unfavorable economic conditions on the Company's operations; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the risks and cost associated with complying with the date change in the year 2000; the ability to develop and implement operational and financing systems to manage rapidly growing operations; and other factors contained in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about the Company's market sensitive financial instruments constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States. Due to its limited foreign operations, the Company does not have material market risk exposures relative to changes in foreign exchange rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate swaps, caps and floors which are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The Company uses variable to fixed interest rate swaps and interest rate caps/floors to manage the impact of interest rate changes on the Company's variable rate debt. The Company also uses interest rate caps and floors to manage the impact of interest rate changes on securitized installment loan receivables.

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 1998 included under Item 7 of the Company's most recent Annual Report on Form 10-K.

         At March 31, 1999, notional principal amounts related to interest rate swaps (variable to fixed rate) were $2.35 billion maturing as follows: $650.0 million in the remainder of 1999; $800.0 million in 2000; $250.0 million in 2001; $150.0 million in 2002; and $500.0 million in 2003. As of March 31, 1999, the weighted average fixed rate payment on variable to fixed rate swaps was 5.87%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate ($2.25 billion notional principal amount) and LIBOR ($.1 billion notional principal amount). In connection with the February 1999 issuance of the $1.8 billion rental vehicle asset-backed medium term notes, the Company entered into certain derivative transactions to manage the impact of interest rate changes on the $550.0 million variable rate notes. These derivatives consist of an interest rate cap and floor with a notional amount of $550.0 million maturing through 2003 which fix the effective rate on the underlying debt at 5.73%. Variable rates are indexed to LIBOR. Including the Company's interest rate derivatives, the Company's ratio of fixed interest rate debt to total debt outstanding was 62% as of March 31, 1999.

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $945.4 million contractually maturing through 2005 which effectuate a variable to fixed rate swap at a weighted average rate of 4.99% at March 31, 1999. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


                  3.1 Third Amended and Restated Certificate of Incorporation of Republic Industries, Inc. (incorporated by reference to Exhibit 99 to the Registrant's Current Report on Form 8-K Dated May 14, 1997).

                  3.2 Bylaws of Republic Industries, Inc., as amended to date (incorporated by reference to Exhibit 3.2 to the Registrants's Annual Report on Form 10-K for the year ended December 31, 1995).

                  4.1 Master Motor Vehicle Lease and Servicing Agreement dated as of February 26, 1999 among National Car Rental System, Inc. as lessee, National Car Rental Financing Limited Partnership as lessor, and AutoNation, Inc. as guarantor.

                  4.2 Series 1999-1 Supplement dated as of February 26, 1999 between National Car Rental Financing Limited Partnership ("NFLP"), and The Bank of New York, as Trustee (the "Trustee") to the Base Indenture dated as of April 30, 1996 between NFLP and the Trustee, as amended by the Supplement and Amendment to Base Indenture, dated as of December 20, 1996, between NFLP and the Trustee.

                  4.3 Base Indenture dated as of February 26, 1999 between ARG Funding Corp. and The Bank of New York, as Trustee.

                  4.4 Series 1999-1 Supplement dated as of February 26, 1999 between ARG Funding Corp, and The Bank of New York as Trustee to the ARG Base Indenture.

                  4.5 Third Amended and Restated Master Collateral Agency Agreement dated as of February 26, 1999 among National Car Rental System, Inc., Alamo Rent-Car, Inc. and Spirit Rent-A-Car, Inc. d/b/a/ CarTemps USA, Alamo Financing, L.P., National Car Rental Financing Limited Partnership and CarTemps Financing, L.P., as lessor grantors, AutoNation, Inc., as master servicer, and Citibank, N.A., as master collateral agent.

                  27.1 Financial Data Schedule for the Three Months Ended March
                       31, 1999 (for SEC use only)

                  27.2 Financial Data Schedule for the Three Months Ended March
                       31, 1998 (restated for discontinued operations) (for SEC use only)

         (b) Reports on Form 8-K:

               Form 8-K, filed and dated March 3, 1999, Item 5, reporting that the Company would not complete the tax-free distribution of its shares of the common stock of Republic Services, Inc., as originally anticipated, and rather, will sell its entire interest in Republic Services, Inc., comprising 112,162,500 shares of Class A common stock.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AUTONATION, INC.

                                By: /s/ Mary E. Wood
                                    ---------------------------------
                                    Mary E. Wood
                                    VICE PRESIDENT AND
                                    CORPORATE CONTROLLER
                                    (PRINCIPAL ACCOUNTING OFFICER)

Date: May 12, 1999