Form 10-Q
period 1999-06-30
AUTONATION INC /FL
filed 1999-08-13
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On August 9, 1999 the registrant had 468,598,638 outstanding shares of common stock, par value $.01 per share, including 39,979,621 shares of common stock held in treasury.

                                AUTONATION, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                      PAGE
                                                                                                                      ----
ITEM 1.          FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets as
                    of June 30, 1999 and December 31, 1998....................................................         3

                 Unaudited Condensed Consolidated Statements of Operations
                    for the Three and Six Months Ended June 30, 1999 and 1998.................................         4

                 Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Six Months Ended June 30, 1999.............................................         5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended June 30, 1999 and 1998...........................................         6

                 Notes to Unaudited Condensed Consolidated Financial Statements...............................         7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.................................................................        14

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................        25

                                              PART II. OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES........................................................................        26

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................        26

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.............................................................        26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      1999           1998
                                                                                   ----------     ----------

                                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ................................................      $    640.1     $    183.8
   Receivables, net .........................................................         1,240.5          966.4
   Inventory ................................................................         2,193.2        1,849.5
   Other current assets .....................................................            68.6           61.5
                                                                                   ----------     ----------
         Total Current Assets ...............................................         4,142.4        3,061.2
INVESTMENTS .................................................................           254.4          167.7
PROPERTY AND EQUIPMENT, NET .................................................         1,663.9        1,521.5
INTANGIBLE AND OTHER ASSETS, NET ............................................         2,568.8        2,092.9
NET ASSETS OF DISCONTINUED OPERATIONS .......................................           779.8        1,568.9
                                                                                   ----------     ----------
                                                                                   $  9,409.3     $  8,412.2
                                                                                   ==========     ==========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .........................................................      $    193.8     $    117.6
   Accrued liabilities ......................................................           504.0          428.5
   Notes payable and current maturities of
     long-term debt .........................................................         1,751.2        1,344.8
   Other current liabilities ................................................            81.0           92.5
                                                                                   ----------     ----------
         Total Current Liabilities ..........................................         2,530.0        1,983.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES ...................................            44.4          520.9
DEFERRED INCOME TAXES .......................................................           910.6          336.9
OTHER LIABILITIES ...........................................................           187.5          146.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
     5,000,000 shares authorized; none issued ...............................           --             --
   Common stock, par value $.01 per share;
     1,500,000,000 shares authorized;
     467,443,453 and 467,240,307 shares
     issued and outstanding including shares
     held in treasury, respectively .........................................             4.7            4.7
   Additional paid-in capital ...............................................         4,630.8        4,628.9
   Retained earnings ........................................................         1,512.2          930.9
   Accumulated other comprehensive income(loss) .............................            31.3           (4.3)
   Treasury stock, at cost; 30,011,045 and
      9,110,400 shares held, respectively ...................................          (442.2)        (136.0)
                                                                                   ----------     ----------
         Total Shareholders' Equity .........................................         5,736.8        5,424.2
                                                                                   ----------     ----------
                                                                                   $  9,409.3     $  8,412.2
                                                                                   ==========     ==========



        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                       ----------------------------    ----------------------------
                                           1999            1998             1999           1998
                                       ------------    ------------    ------------    ------------
REVENUE .........................      $   5,069.6     $   3,172.6     $   9,632.3     $   5,516.0
COST OF OPERATIONS ..............          4,362.8         2,741.0         8,315.3         4,767.1
                                       ------------    ------------    ------------    ------------
GROSS MARGIN ....................            706.8           431.6         1,317.0           748.9
SELLING,GENERAL AND
   ADMINISTRATIVE EXPENSES ......            551.9           336.7         1,069.2           608.1
                                       ------------    ------------    ------------    ------------
OPERATING INCOME ................            154.9            94.9           247.8           140.8
INTEREST INCOME .................              5.3             1.7             8.7             2.1
INTEREST EXPENSE ................             (9.9)           (9.8)          (16.6)          (10.7)
OTHER INCOME (EXPENSE), NET .....              1.4            (2.1)            3.1            (4.3)
                                       ------------    ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ..........            151.7            84.7           243.0           127.9
PROVISION FOR INCOME TAXES ......             54.6            30.5            87.5            46.0
                                       ------------    ------------    ------------    ------------
INCOME FROM CONTINUING
   OPERATIONS ...................             97.1            54.2           155.5            81.9
                                       ------------    ------------    ------------    ------------
DISCONTINUED OPERATIONS:
   Income from discontinued
    operations, net of income
    taxes .......................             24.8            73.2            46.5           122.6
   Gain on disposal of segment,
    net of income taxes of
    $535.5 million ..............            379.3              --           379.3              --
                                       ------------    ------------    ------------    ------------
                                             404.1            73.2           425.8           122.6
                                       ------------    ------------    ------------    ------------
NET INCOME ......................      $     501.2     $     127.4     $     581.3     $     204.5
                                       ============    ============    ============    ============
BASIC EARNINGS PER SHARE:
   Continuing operations ........      $        .22    $        .12    $        .35    $        .18
   Discontinued operations ......               .91             .16             .94             .28
                                       ------------    ------------    ------------    ------------
   Net income ...................      $       1.13    $        .28    $       1.29    $        .46
                                       ============    ============    ============    ============
DILUTED EARNINGS PER SHARE:
   Continuing operations ........      $        .21    $        .11    $        .34    $        .18
   Discontinued operations ......               .90             .16             .93             .26
                                       ------------    ------------    ------------    ------------
   Net income ...................      $       1.11    $        .27    $       1.27    $        .44
                                       ============    ============    ============    ============






        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                                             ACCUMULATED
                                                             ADDITIONAL                         OTHER
                                              COMMON          PAID-IN        RETAINED       COMPREHENSIVE        TREASURY
                                              STOCK           CAPITAL        EARNINGS       INCOME (LOSS)          STOCK
                                              ------         ----------      --------       -------------        --------
BALANCE AT DECEMBER 31, 1998..............     $4.7          $4,628.9        $ 930.9          $  (4.3)            $(136.0)
   Purchases of treasury stock............       --                --             --               --              (313.3)
   Issuance of treasury stock
      for employee benefit
      plan................................       --                .2             --               --                 7.1
   Exercise of stock options
      and warrants........................       --               2.7             --               --                  --
   Other comprehensive income.............       --                --             --             35.6                  --
   Other..................................       --              (1.0)            --               --                  --
   Net income.............................       --                --          581.3               --                  --
                                              -----         ---------       --------          -------             -------
BALANCE AT JUNE 30, 1999..................     $4.7          $4,630.8       $1,512.2          $  31.3             $(442.2)
                                              =====         =========       ========          =======             =======




         The accompanying notes are an integral part of this statement.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           -------------------------
                                                                               1999           1998
                                                                           ----------       --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income                                                              $    581.3       $  204.5
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization .................................            55.9           35.7
      Income from discontinued operations ...........................           (46.5)        (122.6)
      Gain on sale of solid waste services segment ..................          (379.3)            --
      Changes in assets and liabilities, net of effects from business combinations:
            Receivables .............................................          (211.2)        (307.0)
            Inventory ...............................................           (92.7)         119.0
            Other assets ............................................            15.7           (3.5)
            Accounts payable and accrued liabilities ................            78.8          (62.2)
            Other liabilities .......................................            14.1          (15.8)
                                                                           -----------      ---------
                                                                                 16.1         (151.9)
                                                                           -----------      ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchases of property and equipment ..............................          (120.1)         (81.3)
   Purchases of marketable securities ...............................           (39.6)            --
   Sales of marketable securities ...................................            40.3             --
   Cash used in business acquisitions, net of
     cash acquired ..................................................          (551.6)        (306.5)
   Cash received on disposal of solid waste
     services segment ...............................................         1,779.6             --
   Other ............................................................           112.4           (5.1)
                                                                           -----------      ---------
                                                                              1,221.0         (392.9)
                                                                           -----------      ---------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from vehicle inventory
     financing facilities ...........................................           198.2          251.3
   Net (payments) proceeds from revolving credit
     facilities .....................................................          (500.0)         525.0
   Purchases of treasury stock ......................................          (318.6)            --
   Payments of notes payable and long-term debt .....................           (85.7)        (187.9)
   Other ............................................................             2.7           10.7
                                                                           -----------      ---------
                                                                               (703.4)         599.1
                                                                           -----------      ---------
CASH  (USED IN) PROVIDED BY DISCONTINUED OPERATIONS .................          (570.1)          31.6
                                                                           -----------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................           (36.4)          85.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $590.1 MILLION AND
   $44.9 MILLION, RESPECTIVELY ......................................           773.9          148.0
                                                                           -----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $97.4 MILLION AND
   $84.6 MILLION, RESPECTIVELY ......................................      $    737.5     $    233.9
                                                                           ===========    ===========



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

         In July 1999, the Company's Board of Directors decided that it would be in the best interest of the Company and its stockholders to separate the Company's automotive rental business from the Company. The Company believes the separation will strengthen its financial condition enabling it to raise additional capital needed to fund the execution of its automotive retail business plan and allow management to focus solely on the automotive retail business. The Board of Directors is exploring various strategic alternatives regarding the form of separation. Accordingly, as discussed in Note 15, Discontinued Operations, the Company's automotive rental segment has been accounted for as discontinued operations and the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

         In May 1999, the Company sold substantially all of its remaining interest in its former solid waste subsidiary, Republic Services, Inc. ("RSG") in a public offering resulting in proceeds of approximately $1.78 billion, net of underwriting fees. The sale of RSG resulted in an after tax gain of approximately $379.3 million. As discussed in Note 15, Discontinued Operations, the Company's solid waste services segment has been accounted for as discontinued operations and, accordingly, the gain on disposition, results of operations and net assets at December 31, 1998 have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

2. BUSINESS COMBINATIONS

         Businesses acquired through June 30, 1999 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the six months ended June 30, 1999, the Company acquired various businesses in the automotive retail industry. The Company paid approximately $551.6 million of cash for these acquisitions which have been accounted for under the purchase method of accounting.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the six months ended June 30 related to continuing operations:

                                                                       1999            1998
                                                                     --------        ---------
Property and equipment..........................................     $ 118.9         $ 243.8
Intangible and other assets.....................................       549.6           721.7
Working capital.................................................       256.8           481.4
Debt assumed....................................................      (344.5)         (686.6)
Other liabilities...............................................       (29.2)          (22.1)
Common stock issued.............................................          --          (431.7)
                                                                     --------        --------
Cash used in acquisitions, net of cash acquired.................     $ 551.6         $ 306.5
                                                                     ========        ========

         The Company's unaudited pro forma consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred as of the beginning of each period presented are as follows:

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                             ------------------------------
                                                               1999                 1998
                                                             --------             ---------
Revenue...................................................    $9,909.4             $8,854.5
Income from continuing operations.........................       159.9                120.9
Diluted earnings per share from continuing
  operations..............................................         .35                  .26

         The unaudited pro forma consolidated results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3. RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts are as follows:

                                                             JUNE 30,            DECEMBER 31,
                                                               1999                 1998
                                                            ---------            ------------
Trade receivables.....................................      $  621.7              $  502.3
Finance receivables...................................         488.1                 354.0
Manufacturer receivables..............................         114.5                  86.1
Other.................................................          53.2                  57.8
                                                            ---------             ---------
                                                             1,277.5               1,000.2
Less: allowance for doubtful accounts.................         (37.0)                (33.8)
                                                            ---------             ---------
                                                            $1,240.5              $  966.4
                                                            =========             =========


         The Company securitizes installment loan receivables generated by its automotive finance subsidiary through a $1.4 billion commercial paper warehouse facility with certain financial institutions, as amended. During the six months ended June 30, 1999, the Company securitized approximately $725.8 million of receivables under this program. At June 30, 1999, aggregate receivables totaling $1.27 billion were securitized under this program.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


4.       INVENTORY

         Inventory consists of the following:

                                                        JUNE 30,            DECEMBER 31,
                                                         1999                  1998
                                                       ---------             ---------
New vehicles..........................................  $1,564.8              $1,274.3
Used vehicles.........................................     491.7                 457.3
Parts, accessories and other..........................     136.7                 117.9
                                                        --------              --------
                                                        $2,193.2              $1,849.5
                                                        ========              ========


5.       INVESTMENTS

         Investments consist of the following:

                                                           JUNE 30,         DECEMBER 31,
                                                            1999                1998
                                                           ---------        ----------
Marketable securities..................................    $  195.7          $   96.8
Equity method investments..............................        58.7              70.9
                                                           --------          --------
                                                           $  254.4          $  167.7
                                                           ========          ========

         Marketable securities at June 30, 1999 includes approximately 3.2 million shares of RSG common stock with an aggregate fair value of approximately $78.1 million. These shares are classified as available for sale marketable securities and carried at fair value with unrealized gains included in other comprehensive income.

6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                    JUNE 30,            DECEMBER 31,
                                                                     1999                  1998
                                                                   --------              ---------
Land............................................................    $  583.1              $  558.5
Buildings and improvements......................................       840.7                 751.2
Furniture, fixtures and equipment...............................       369.9                 319.0
                                                                    ---------             ---------
                                                                     1,793.7               1,628.7
Less: accumulated depreciation and amortization.................      (129.8)               (107.2)
                                                                    ---------             ---------
                                                                    $1,663.9              $1,521.5
                                                                    =========             =========


7. INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets acquired is amortized over 40 years on a straight-line basis. Accumulated amortization of intangible assets at June 30, 1999 and December 31, 1998 was $88.1 million and $59.7 million, respectively.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

                                                            JUNE 30,            DECEMBER 31,
                                                              1999                 1998
                                                           ---------           -------------
Vehicle inventory credit facilities; secured
    by the Company's vehicle inventory..................     $1,730.1              $1,339.2
Revolving credit facilities; interest payable
    using LIBOR based rates; unsecured;
    maturities through 2002.............................           --                 500.0
Other notes.............................................         65.5                  26.5
                                                             ---------             ---------
                                                              1,795.6               1,865.7
Less:  current portion..................................     (1,751.2)             (1,344.8)
                                                             ---------             ---------
                                                             $   44.4              $  520.9
                                                             =========             =========


9. SHAREHOLDERS' EQUITY

         In August 1998, the Company's Board of Directors authorized the repurchase of up to $500.0 million of shares of the Company's common stock, par value $.01 per share ("Common Stock") over the following 12 months. In July 1999, the Company's Board of Directors authorized the repurchase of an additional $500.0 million of shares of Common Stock. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. During the six months ended June 30, 1999, the Company repurchased 21.4 million shares of Common Stock for an aggregate purchase price of $313.3 million. Through June 30, 1999, an aggregate of 30.5 million shares of Common Stock have been acquired under this program for an aggregate purchase price of $449.3 million.

10. COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are as follows:

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                            -------------------------        -------------------------
                                               1999            1998            1999             1998
                                            ---------        --------        ---------        --------
Net income .......................          $  501.2         $  127.4        $  581.3         $  204.5
                                            ---------        --------        ---------        --------
Other comprehensive income (loss):
    Unrealized gain on marketable
      securities, net of income
      taxes ......................              36.0               --            35.9               --
    Unrealized gain (loss) on
      interest-only strip
      receivables, net of income
      taxes ......................               (.3)              --             2.3               --
    Reclassification of realized
      gains, net of income taxes .               (.8)              --            (1.5)              --
    Foreign currency translation
      adjustments, net of income
      taxes ......................               (.7)             1.4            (1.1)              .5
                                            ---------        --------        ---------        --------
                                                34.2              1.4            35.6               .5
                                            ---------        --------        ---------        --------

Comprehensive income .............          $  535.4         $  128.8        $  616.9         $  205.0
                                            =========        ========        =========        ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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

         A summary of stock option and warrant transactions for the six months ended June 30, 1999 is as follows:

                                                                                                               WEIGHTED-
                                                                                                                AVERAGE
                                                                                                               EXERCISE
                                                           OPTIONS          WARRANTS           TOTAL            PRICE
                                                           -------          --------           -----          ----------
Options and warrants outstanding
     at beginning of year............................       47.3               7.3             54.6           $  12.52
Granted..............................................       14.8                --             14.8              15.92
Exercised............................................        (.3)               --              (.3)              8.32
Canceled.............................................       (9.7)               --             (9.7)             14.27
                                                           ------            -----           -------
Options and warrants outstanding
     at June 30, 1999................................       52.1               7.3             59.4              14.46
                                                           ======            =====           =======
Options and warrants exercisable
     at June 30, 1999................................       14.2               7.3             21.5              13.40
Options and warrants available
     for future grants
     at June 30, 1999................................       22.4


13. LEGAL MATTERS

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

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                                  -------------------                 -------------------
                                                                  1999            1998                1999          1998
                                                                 ------          -------             ------        -------
Weighted average common shares
  outstanding used in calculating
  basic earnings per share.............................          444.3            454.7              450.2          447.4
Effect of dilutive options and
  warrants.............................................            8.8             19.2                8.8           18.6
                                                                 -----           ------             ------         ------
Weighted average common and common
  equivalent shares used in
  calculating diluted earnings per
  share  ..............................................          453.1            473.9              459.0          466.0
                                                                ======           ======             ======         ======

         At June 30, 1999 and 1998, the Company had approximately 25.0 million and 15.1 million stock options outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

15. DISCONTINUED OPERATIONS

         As a result of the Company's decision in July 1999 to separate the Company's automotive rental business, the net assets and results of operations for the automotive rental segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. In addition, in May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering resulting in an after tax gain of approximately $379.3 million. Accordingly, the gain on disposition, operating results and net assets at December 31, 1998 of the Company's solid waste services segment have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The minority shareholders' interest in the net earnings of RSG and the equity of RSG as of December 31, 1998 have been included as a reduction of income and net assets from discontinued operations, respectively.

         A summary of the net assets of discontinued operations is as follows:

                                                    JUNE 30,                           DECEMBER 31,
                                                      1999                                1998
                                                   ----------           -------------------------------------------
                                                    AUTOMOTIVE          AUTOMOTIVE        SOLID
                                                     RENTAL               RENTAL          WASTE             TOTAL
                                                    --------            ----------       --------          --------
Current assets..............................        $6,048.1             $5,345.1        $  784.0          $6,129.1
Non-current assets..........................           994.1                907.5         2,028.1           2,935.6
                                                    --------             --------        --------          --------
  Total assets..............................         7,042.2              6,252.6         2,812.1           9,064.7
                                                    --------             --------        --------          --------
Current liabilities.........................         2,782.5              3,438.6           783.8           4,222.4
Non-current liabilities.....................         3,479.9              2,075.3           729.2           2,804.5
                                                    --------             --------        --------          --------
  Total liabilities.........................         6,262.4              5,513.9         1,513.0           7,026.9
                                                    --------             --------        --------          --------
Minority interest in RSG....................             --                   --            468.9             468.9
                                                   ---------            ---------         -------          --------
Net assets of discontinued
  operations................................        $  779.8             $  738.7         $ 830.2          $1,568.9
                                                    ========             ========         =======          ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         Selected statement of operations data for the Company's discontinued operations is as follows


                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                             -------------------------------------------------------------------------------
                                                             1999                                       1998
                                             ------------------------------------        -----------------------------------
                                             Automotive       Solid                       Automotive      Solid
                                               Rental         Waste       Total             Rental        Waste       Total
                                             ----------    ----------   ---------        -----------    --------   ---------
Revenue  .................................     $892.8        $149.0      $1,041.8          $864.8        $335.9     $1,200.7
Operating income..........................       25.5          31.4          56.9            41.4          74.4        115.8
Provision for income taxes................        7.7          10.6          18.3            14.5          26.7         41.2
Minority interest in RSG..................         --           5.9           5.9              --            --           --
Income from discontinued
     operations...........................       13.8          11.0          24.8            25.8          47.4         73.2


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                             -------------------------------------------------------------------------------
                                                             1999                                       1998
                                             ------------------------------------        -----------------------------------
                                             Automotive       Solid                       Automotive     Solid
                                               Rental         Waste       Total             Rental       Waste       Total
                                             ----------    ----------   ---------        -----------    --------   ---------
Revenue  .................................   $1,683.8        $552.5      $2,236.3        $1,640.5        $636.7     $2,277.2
Operating income..........................       16.5         113.5         130.0            56.8         137.2        194.0
Provision for income taxes................        3.4          38.8          42.2            19.7          49.3         69.0
Minority interest in RSG..................         --          21.6          21.6              --            --           --
Income from discontinued
     operations...........................        6.1          40.4          46.5            34.9          87.7        122.6


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

         In July 1999, the Company's Board of Directors decided that it would be in the best interest of the Company and its stockholders to separate the Company's automotive rental business from the Company. The Company believes the separation will strengthen its financial condition enabling it to raise additional capital needed to fund the execution of its automotive retail business plan and allow management to focus solely on the automotive retail business. The Board of Directors is exploring various strategic alternatives regarding the form of separation. Accordingly, as discussed in Note 15, "Discontinued Operations" of notes to unaudited condensed consolidated financial statements, the Company's automotive rental segment has been accounted for as discontinued operations and the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

         In May 1999, the Company sold substantially all of its remaining interest in its former solid waste subsidiary, Republic Services, Inc. ("RSG") in a public offering resulting in proceeds of approximately $1.78 billion, net of underwriting fees. The sale of RSG resulted in an after tax gain of approximately $379.3 million. As discussed in Note 15, "Discontinued Operations" of notes to unaudited condensed consolidated financial statements, the Company's solid waste services segment has been accounted for as discontinued operations and, accordingly, the gain on disposition, results of operations and net assets at December 31, 1998 have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

BUSINESS COMBINATIONS

         The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

         Businesses acquired through June 30, 1999 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the six months ended June 30, 1999, the Company acquired various businesses in the automotive retail industry. The Company paid approximately $551.6 million of cash for these acquisitions which have been accounted for under the purchase method of accounting.

CONSOLIDATED RESULTS OF OPERATIONS

         The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):

                                           THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                ---------------------------------------------     ----------------------------------------
                                         1999                   1998                    1999                   1998
                                ----------------------    -------------------     ----------------      ------------------
                                              Diluted                 Diluted              Diluted                 Diluted
                                                Per                     Per                  Per                     Per
                                  Gross        Share       Gross       Share       Gross    Share        Gross      Share
                                ---------     --------    -------     -------     -------   ------      -------     ------
Income from continuing
  operations ..............     $    97.1     $    .21    $  54.2     $   .11     $ 155.5   $  .34      $  81.9     $  .18
                                ---------     --------    -------     -------     -------   ------      -------     ------
Income from discontinued
  operations:
    Automotive rental .....          13.8          .03       25.8         .06         6.1      .01         34.9        .07
    Solid waste services...          11.0          .03       47.4         .10        40.4      .09         87.7        .19
    Gain on sale of RSG....         379.3          .84         --          --       379.3      .83           --         --
                                ---------     --------    -------     -------     -------   ------      -------     ------
                                    404.1          .90       73.2         .16       425.8      .93        122.6        .26
                                ---------     --------    -------     -------     -------   ------      -------     ------

Net income ................     $   501.2     $   1.11    $ 127.4     $   .27     $ 581.3   $ 1.27      $ 204.5     $  .44
                                =========     ========    =======     =======     =======   ======      =======     ======

CONTINUING OPERATIONS

  REPORTED OPERATING DATA:

         The following table sets forth the components of revenue, with percentages of total revenue, and gross margin, selling, general and administrative expenses ("S, G & A") and operating income, with percentages of total revenue, on a reported basis for the periods indicated (in millions):

                                           THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                     ----------------------------------------      ----------------------------------------
                                       1999        %         1998        %             1999       %        1998        %
                                     --------    ------   ---------    ------       ---------   ------  ---------    -------
Revenue:
  New vehicle....................... $2,906.3     57.3     $1,710.6     53.9        $5,455.2     56.6    $2,914.5     52.8
  Used vehicle......................  1,235.3     24.4        860.8     27.1         2,358.2     24.5     1,565.6     28.4
  Fixed operations..................    549.6     10.8        323.7     10.2         1,058.3     11.0       569.1     10.3
  Other.............................    378.4      7.5        277.5      8.8           760.6      7.9       466.8      8.5
                                     ---------  ------     ---------   -----        ---------   ------   ---------   -----
                                     $5,069.6    100.0     $3,172.6    100.0        $9,632.3    100.0    $5,516.0    100.0
                                     =========  ======     =========   =====        =========   ======   =========   =====

Gross Margin........................ $  706.8     14.0     $  431.6     13.6        $1,317.0     13.7    $  748.9     13.6
S, G & A:
    Divisional...................... $  536.9     10.6     $  327.4     10.3        $1,040.4     10.8    $  588.3     10.7
    Corporate.......................     15.0       .3          9.3       .3            28.8       .3        19.8       .3
                                     ---------  ------     ---------   -----        ---------   ------   ---------   -----
                                     $  551.9     10.9     $  336.7     10.6        $1,069.2     11.1    $  608.1     11.0
                                     =========  ======     =========   =====        =========   ======   =========   =====
Operating Income:
    Divisional...................... $  169.9      3.4     $  104.2      3.3        $  276.6      2.9    $  160.6      2.9
    Corporate.......................    (15.0)     (.3)        (9.3)     (.3)          (28.8)     (.3)      (19.8)     (.3)
                                     ---------  ------     ---------   -----        ---------   ------   ---------   -----
                                     $  154.9      3.1     $   94.9      3.0        $  247.8      2.6    $  140.8      2.6
                                     =========  ======     =========   =====        =========   ======   =========   =====


  SAME STORE OPERATING DATA:

         The following table sets forth the components of same store revenue, with the percentage change between periods, and same store gross margin, same store S, G & A and same store operating income, with percentages of total same store revenue and with the percentage change between periods, for the periods indicated (in millions):

                                           THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                     ----------------------------------------      ----------------------------------------
                                       1999            1998          % CHANGE          1999            1998        % CHANGE
                                     --------       ---------        --------       ---------       ---------      ---------
Revenue:
  New vehicle....................... $1,761.8        $1,618.8           8.8         $3,107.8         $2,782.7         11.7
  Used vehicle......................    781.9           807.8          (3.2)         1,405.4          1,472.1         (4.5)
  Fixed operations..................    325.2           305.9           6.3            587.3            541.8          8.4
  Other.............................    221.1           253.8         (12.9)           446.6            435.2          2.6
                                     --------        --------                       --------         --------
                                     $3,090.0        $2,986.3           3.5         $5,547.1         $5,231.8          6.0
                                     ========        ========                       ========         ========

Gross Margin........................ $  414.9        $  399.7           3.8         $  728.3         $  698.3          4.3
Gross Margin Percentage.............     13.4%           13.4%           --             13.1%            13.3%         (.2)
S, G & A............................ $  306.1        $  300.8           1.8         $  552.7         $  539.2          2.5
S, G & A Percentage.................      9.9%           10.1%          (.2)            10.0%            10.3%         (.3)
Operating Income.................... $  108.8        $   98.9          10.0         $  175.6         $  159.1         10.4
Operating Income Percentage.........      3.5%            3.3%           .2              3.2%             3.0%          .2

REVENUE

         Revenue on a reported basis was $5.07 billion for the three months ended June 30, 1999 versus $3.17 billion for the comparable 1998 period, an increase of 59.8%. Revenue on a reported basis was $9.63 billion for the six months ended June 30, 1999 versus $5.52 billion for the comparable 1998 period, an increase of 74.6%. The increases are primarily attributed to acquisitions.

         Same store sales were $3.09 billion for the three months ended June 30, 1999 versus $2.99 billion for the comparable 1998 period, an increase of 3.5%. Same store sales were $5.55 billion for the six months ended June 30, 1999 versus $5.23 billion for the comparable 1998 period, an increase of 6.0%. The primary components of these same store sales increases are described below.

         New vehicle same store sales increased 8.8% to $1.76 billion during the three months ended June 30, 1999 and 11.7% to $3.11 billion during the six months ended June 30, 1999. The increases are primarily due to volume.

         Used vehicle same store sales decreased 3.2% to $781.9 million during the three months ended June 30, 1999 and 4.5% to $1.41 billion during the six months ended June 30, 1999. These decreases are primarily attributed to volume at the Company's used vehicle megastores.

         Fixed operations same store sales increased 6.3% to $325.2 million during the three months ended June 30, 1999 and 8.4% to $587.3 million during the six months ended June 30, 1999. These increases are primarily due to volume.

         Same store other sales consist primarily of wholesale revenue. Same store other sales decreased 12.9% to $221.1 million during the three months ended June 30, 1999 and increased 2.6% to $446.6 million during the six months ended June 30, 1999. These variances are primarily due to fluctuations in sales of wholesale units during the periods.

GROSS MARGINS

         Reported gross margins were $706.8 million and $1.32 billion for the three and six months ended June 30, 1999 versus $431.6 million and $748.9 million for the comparable 1998 periods. The increases in aggregate dollars are primarily due to acquisitions. Reported gross margins as a percentage of revenue were 14.0% and 13.7% for the three and six months ended June 30, 1999 versus 13.6% for both comparable 1998 periods. The overall increases in reported gross margins as percentages of reported revenue are primarily due to improved margins on the sale of new vehicles.

         Same store gross margins were $414.9 million and $728.3 million for the three and six months ended June 30, 1999 versus $399.7 million and $698.3 million for the comparable 1998 periods. Same store gross margins as a percentage of same store total revenue were 13.4% and 13.1% for the three and six months ended June 30, 1999 versus 13.4% and 13.3% for the comparable 1998 periods. The decrease in same store gross margin percentage during the six months ended June 30, 1999 is primarily due to weakness in same store used vehicle sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Reported divisional selling, general and administrative expenses were $536.9 million and $1.04 billion for the three and six months ended June 30, 1999 versus $327.4 million and $588.3 million for the comparable 1998 periods. The increases in aggregate dollars are primarily due to acquisitions. Reported divisional selling, general and administrative expenses as a percentage of reported revenue were 10.6% and 10.8% for the three and six months ended June 30, 1999 versus 10.3% and 10.7% for the comparable 1998 periods. The increases in reported divisional selling, general and administrative expenses as percentages of reported revenue are primarily due to newly acquired businesses as well as investments in the Company's business including e-commerce and brand development.

         Same store selling, general and administrative expenses were $306.1 million and $552.7 million during the three and six months ended June 30, 1999 versus $300.8 million and $539.2 million for the comparable 1998 periods. Same store selling, general and administrative expenses as a percentage of same store total revenue were 9.9% and 10.0% for the three and six months ended June 30, 1999 versus 10.1% and 10.3% for the comparable 1998 periods. The decreases in same store selling, general and administrative expenses are primarily due to cost savings and leveraging the overhead structure.

CORPORATE EXPENSES

         Corporate expenses were $15.0 million and $28.8 million for the three and six months ended June 30, 1999 versus $9.3 million and $19.8 million for the comparable 1998 periods. Such increases are a result of the overall growth experienced by the Company. The Company has allocated estimated corporate expenses which will no longer be incurred after the separation of the automotive rental division to discontinued operations. These allocated costs totaled approximately $4.0 million and $8.0 million for the three and six months ended June 30, 1999, respectively, and $3.7 million and $7.4 million for the three and six months ended June 30, 1998, respectively.

INTEREST INCOME

         Interest income was $5.3 million and $8.7 million for the three and six months ended June 30, 1999 versus $1.7 million and $2.1 million for the comparable 1998 periods. The increases are primarily due to higher cash balances on hand during the periods.

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities for acquisitions and share repurchases. Interest expense was $9.9 million and $16.6 million for the three and six months ended June 30, 1999 versus $9.8 million and $10.7 million for the comparable 1998 periods. Such increases are primarily due to borrowings for acquisitions and share repurchases. Interest expense related to vehicle floorplan financing is included in cost of operations.

INCOME TAXES

         The provision for income taxes was $54.6 million and $87.5 million for the three and six months ended June 30, 1999 versus $30.5 million and $46.0 million for the comparable 1998 periods. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

RESTRUCTURING ACTIVITIES

         During the year ended December 31, 1997, the Company recorded pre-tax restructuring and other charges totaling approximately $150.0 million associated with combining the Company's franchised automotive dealerships and used vehicle megastore operations into one automotive retail division. At June 30, 1999, approximately $22.4 million remained in accrued liabilities associated with these charges.

         During the six months ended June 30, 1999, the Company spent approximately $1.7 million of its automotive retail reserves related to closed operations. The remaining automotive retail reserves at June 30, 1999 relate primarily to closed reconditioning centers which the Company is actively marketing for sale.

DISCONTINUED OPERATIONS

AUTOMOTIVE RENTAL

         As a result of the Company's decision in July 1999 to separate its automotive rental business from the Company, the net assets and operating results of the Company's automotive rental segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated balance sheets.

         A summary of the Company's automotive rental operations is as follows for the periods indicated (in millions):

                                           THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                     ----------------------------------------      ----------------------------------------
                                       1999        %         1998        %             1999       %        1998        %
                                     --------    -----    ---------    -----        --------    -----   ---------    -----
Revenue............................. $  892.8    100.0     $  864.8    100.0        $1,683.8    100.0    $1,640.5    100.0
Expenses:
  Cost of operations................    683.9     76.6        664.7     76.9         1,317.3     78.2     1,270.1     77.4
  Selling, general and
    administrative..................    183.4     20.5        158.7     18.3           350.0     20.8       313.6     19.1
                                     --------    -----     --------    -----        --------    -----    --------    -----
Operating income.................... $   25.5      2.9     $   41.4      4.8        $   16.5      1.0    $   56.8      3.5
                                     ========    =====     ========    =====        ========    =====    ========    =====

         Automotive rental revenue was $892.8 million for the three months ended June 30, 1999 versus $864.8 million for the comparable 1998 period, an increase of 3.2%. The increase is primarily attributed to volume. Automotive rental revenue was $1.68 billion for the six months ended June 30, 1999 versus $1.64 billion for the comparable 1998 period, an increase of 2.6%. The increase is attributed to volume and price increases. Volume at the Company's National Car Rental System, Inc. ("National") operations during the three and six months ended June 30, 1999 was adversely impacted by technical issues associated with the Company's Global Odyssey operating system ("Global Odyssey"). The Company believes these systems issues have been substantially resolved. However, volume at National has not returned to previous levels.

         Cost of automotive rental operations was $683.9 million and $1.32 billion for the three and six months ended June 30, 1999 versus $664.7 million and $1.27 billion for the comparable 1998 periods. The increases in aggregate dollars are primarily due to higher fleet costs. Cost of automotive rental operations as a percentage of automotive rental revenue was 76.6% and 78.2% for the three and six months ended June 30, 1999 versus 76.9% and 77.4% for the comparable 1998 periods. The increase in such costs as a percentage of revenue for the six months ended June 30, 1999 is due to higher fleet costs offset by improved fleet utilization.

         Selling, general and administrative expenses were $183.4 million and $350.0 million for the three and six months ended June 30, 1999 versus $158.7 million and $313.6 million for the comparable 1998 periods. Selling, general and administrative expenses as a percentage of revenue were 20.5% and 20.8% for the three and six months ended June 30, 1999 versus 18.3% and 19.1% for the comparable 1998 periods. The increases in such costs in aggregate dollars and as percentages of revenue are due to costs associated with the Global Odyssey system at National, increased operating costs and higher selling expenses.

         The Company finances vehicle purchases for its domestic automotive rental operations primarily through commercial paper and medium-term note financings. The Company's $2.39 billion commercial paper program is comprised of a $1.99 billion single-seller program and a $400.0 million bank-sponsored multi-seller commercial paper conduit facility. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. As of June 30, 1999, the Company had approximately $387.0 million of availability under this program. In February 1999, the Company issued $1.8 billion of rental vehicle asset-backed medium-term notes consisting of $550.0 million floating rate notes maturing through 2003; $750.0 million 5.88% fixed rate notes maturing through 2003; and $500.0 million 6.02% fixed rate notes maturing through 2005. In May 1999, the Company issued $700.0 million of floating rate asset-backed medium-term notes maturing through 2005. The Company fixed the effective interest rate on the $1.25 billion floating rate notes at 6.03% through the use of certain derivative transactions. The Company expects to continue to fund its revenue earning vehicle purchases with secured vehicle financings.

         The Company's automotive rental operations and particularly the leisure travel segment is highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on its annual performance. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

SOLID WASTE SERVICES

         In May 1999, the Company sold substantially all of its remaining interest in RSG resulting in an after tax gain of approximately $379.3 million. Accordingly, the gain on disposition, operating results and net assets of the Company's former solid waste services segment have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Revenue from these discontinued operations was $149.0 million and $552.5 million during the three and six months ended June 30, 1999. Income from these discontinued operations was $11.0 million and $40.4 million during the three and six months ended June 30, 1999. Income from discontinued solid waste operations is presented net of minority interest.

FINANCIAL CONDITION

         At June 30, 1999, the Company had $640.1 million in cash and no amounts outstanding under its $1.5 billion unsecured revolving credit facilities which may be used for general corporate purposes. In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering resulting in net proceeds of approximately $1.78 billion. Proceeds from the sale were used to repay non-vehicle debt, to finance acquisitions, to acquire shares under the Company's share repurchase program and to invest in the Company's business.

         The Company finances its automotive retail vehicle inventory through secured financings including floor plan facilities with manufacturer captive finance companies as well as a $500.0 million bank-sponsored multi-seller commercial paper conduit facility. At June 30, 1999, the Company had approximately $305.3 million of availability under the commercial paper conduit facility. In connection with the development of the Company's AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $434.1 million at June 30, 1999.

         The Company securitizes installment loan receivables generated by its automotive finance subsidiary through a $1.4 billion commercial paper warehouse facility with certain financial institutions, as amended. During the six months ended June 30, 1999, the Company securitized approximately $725.8 million of loan receivables under this program, net of retained interests. At June 30, 1999, aggregate receivables totaling $1.27 billion were securitized under this program. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. Installment loans sold under this program are nonrecourse beyond the Company's retained interests. Proceeds from the securitization were primarily used to repay borrowings under the Company's revolving credit facilities and to invest in the Company's business. The Company expects to continue to securitize receivables under this facility and/or other programs. In June 1999, the Company filed a preliminary registration statement with the Securities and Exchange Commission to register asset-backed securities which will refinance certain amounts outstanding under the warehouse facility. The Company expects that the asset-backed securities will be issued in the third or fourth quarter of 1999.

         In August 1998, the Company's Board of Directors authorized the repurchase of up to $500.0 million of shares of the Company's common stock, par value $.01 per share ("Common Stock") over the following 12 months. In July 1999, the Company's Board of Directors authorized the repurchase of an additional $500.0 million of shares of Common Stock. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions. During the six months ended June 30, 1999, the Company repurchased 21.4 million shares of Common Stock for an aggregate purchase price of $313.3 million. Through June 30, 1999, an aggregate of 30.5 million shares of Common Stock have been acquired under this program for an aggregate purchase price of $449.3 million.

         The Company believes that it has sufficient financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents decreased by $36.4 million and increased by $85.9 million during the six months ended June 30, 1999 and 1998, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by (used in) operating activities was $16.1 million and ($151.9) million during the six months ended June 30, 1999 and 1998, respectively.

         Cash flows from operating activities include purchases of retail vehicle inventory which are separately financed through secured vehicle financings. Accordingly, the Company measures its operating cash flow including net proceeds from these secured vehicle financings which totaled $198.2 million and $251.3 million during the six months ended June 30, 1999 and 1998, respectively. Including net proceeds from these secured vehicle financings, the Company generated positive operating cash flow of $214.3 million and $99.4 million during the six months ended June 30, 1999 and 1998, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for business acquisitions, capital additions and other transactions as further described below.

         Cash used in business acquisitions was $551.6 million and $306.5 million for the six months ended June 30, 1999 and 1998, respectively. In addition, as discussed under "Cash Flows from Financing Activities," the Company repaid debt assumed in acquisitions. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 2, "Business Combinations" of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of businesses acquired.

         Capital additions were $120.1 million and $81.3 million during the six months ended June 30, 1999 and 1998, respectively.

         The Company expects capital expenditures and cash used in business acquisitions to increase during the remainder of 1999 due to expansion of the Company's business. The Company intends to finance capital expenditures and business acquisitions through cash on hand, revolving credit facilities and other financings.

         In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering resulting in proceeds of approximately $1.78 billion. Proceeds from the sale were used to repay non-vehicle debt, to finance acquisitions, to acquire shares under the Company's share repurchase program and to invest in the Company's business.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the six months ended June 30, 1999 and 1998 consisted of revolving credit and vehicle floorplan financings, repayments of debt and treasury stock purchases.

         During the six months ended June 30, 1999, the Company spent approximately $318.6 million to repurchase shares of Common Stock under the share repurchase program.

         Payments of notes payable and long-term debt were $85.7 million and $187.9 million during the six months ended June 30, 1999 and 1998, respectively. These amounts consist primarily of the repayment of debt assumed in acquisitions.

CASH FLOWS FROM DISCONTINUED OPERATIONS

         Cash used in discontinued operations during the six months ended June 30, 1999 consists primarily of cash used by RSG for acquisitions.

SEASONALITY

         The Company's operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models.

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

         Remediation -- In the remediation phase, modifications or replacements are made to critical systems and equipment to make them Y2K compliant or the systems and/or vendors are replaced with compliant systems or vendors. Decisions are also made as to whether changes are necessary or feasible for key third-party suppliers.

         Testing and Validation -- In this phase, the Company prepares, executes and verifies the testing of critical systems.

         The Company has developed plans to correct Y2K issues and, to date, have made progress as follows:

Automotive Retail:

         The Company's franchised automotive dealerships and AutoNation USA megastores use one of six Dealer Management Systems ("DMS"), which perform the core functions of a dealership's operations. The assessment and analysis of these systems is complete indicating, subject to verification and testing, that the DMS systems provided by these vendors are Y2K compliant or will be Y2K compliant with an upgrade. Approximately 87% of the Company's franchised automotive dealerships using these DMS systems have been upgraded to a compliant version. Three percent are scheduled to complete such upgrades by the end of the third quarter of 1999; and the remaining 10% are using a DMS system that the vendor represents is or will be compliant with an upgrade. The Company intends to obtain further documentation to support such compliance, as well as conduct testing to verify compliance.

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

Automotive Rental:

         For several years, the Company, in conjunction with external consultants, has been developing the Global Odyssey system, which will replace substantially all rental systems, as well as the applicable hardware and operating systems. This system was designed to be Y2K compliant and Y2K testing was completed prior to the recent implementation of the Global Odyssey reservation, operations and financial systems at National's domestic operations prior to the end of 1998. The Global Odyssey fleet system was implemented at National's North American locations during the first quarter of 1999.

         Alamo has completed remediation of all of its existing systems. Testing is expected to be completed during the third quarter of 1999.

         The Automotive Rental Division has assessed the majority of its North American rental locations to identify other critical business systems, products and vendors, including embedded chip issues. Remediation is ongoing to modify or replace business systems, products and vendors that are not Y2K compliant. Completion of remediation is expected by the end of the third quarter of 1999. The Company has also developed a plan for its European locations, some of which are supported by Alamo. The remaining European locations are supported by systems developed and supported by the United Kingdom headquarters, which are scheduled to be remediated by the end of the third quarter of 1999.

Costs To Address Y2K

         To date, the Company has spent approximately $14.4 million on Y2K efforts across all areas; of which $5.6 million relates to the Company's continuing automotive retail operations and $8.8 million relates to the Company's discontinued automotive rental operations. The Company currently expects to spend a total of approximately $24.1 million when complete ($12.7 million for continuing automotive retail operations and $11.4 million for discontinued automotive rental operations); $4.5 million of which has or is expected to be incurred as automotive retail capital expenditures and depreciated accordingly. Automotive rental amounts exclude costs associated with replacing the Company's automotive rental systems with Global Odyssey since the Global Odyssey implementation was planned in advance and not accelerated as a result of Y2K. The Company expects to fund Y2K costs through operating cash flow. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

Risks and Contingency Plans

         The Company presently believes that upon remediation of its business software applications, embedded technology and compliance by key vendors the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if such remediation is not completed in a timely manner, the Company believes that the most likely worst case scenario would be a delay or disruption in the delivery of products, including but not limited to, the supply of new vehicles and/or original equipment manufacturer replacement (OEM) parts to the Retail and/or Rental divisions. Either of these conditions could have a material adverse impact on the Company's operations including, but not limited to, loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business.

         The Company is in the process of developing comprehensive business contingency plans, which are expected to be in place by the end of the third quarter of 1999. These plans will be modified and updated throughout the remainder of 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 beginning January 1, 2001. The Company has not yet quantified the impact of adopting SFAS 133 on the Company's consolidated financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

FORWARD-LOOKING STATEMENTS

         Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, competition in the Company's product lines; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the dependence on vehicle manufacturers to approve franchised automotive dealership acquisitions and the restrictions imposed by vehicle manufacturers on franchised automotive dealership acquisitions and operations; the risk of unfavorable economic conditions on the Company's operations; the ability to obtain financing on acceptable terms to finance the Company's operations and growth strategy and for the Company to operate within the limitations imposed by financing arrangements; the risks and cost associated with complying with the date change in the year 2000; the ability to develop and implement operational and financing systems to manage rapidly growing operations; and other factors contained in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about the Company's market sensitive financial instruments constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates, primarily in the United States. Due to its limited foreign operations, the Company does not have material market risk exposures relative to changes in foreign exchange rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate swaps, caps and floors which are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The Company uses interest rate caps and floors to manage the impact of interest rate changes on securitized installment loan receivables. With respect to the Company's discontinued automotive rental operations, the Company uses variable to fixed interest rate swaps and interest rate caps/floors to manage the impact of interest rate changes on the Company's variable rate revenue earning vehicle debt.

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 1998 included under Item 7 of the Company's most recent Annual Report on Form 10-K.

CONTINUING OPERATIONS

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized automotive retail installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $1.31 billion contractually maturing through 2005 which effectuate a variable to fixed rate swap at a weighted average rate of 5.30% at June 30, 1999. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

DISCONTINUED OPERATIONS

         At June 30, 1999, notional principal amounts related to interest rate swaps (variable to fixed rate) were $1.05 billion maturing as follows: $450.0 million in the remainder of 1999; $300.0 million in 2000; $100.0 million in 2001; and $200.0 million in 2003. As of June 30, 1999, the weighted average fixed rate payment on variable to fixed rate swaps was 5.80%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate. The Company also has entered into certain derivative transactions to manage the impact of interest rate changes on variable rate rental vehicle asset backed medium-term notes. These derivatives consist of interest rate caps and floors with a notional amount of $1.25 billion maturing through 2005 which fix the effective rate on the underlying debt at 6.03%. Variable rates are indexed to LIBOR.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         (c) Sales of Unregistered Shares:

         All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         From time to time throughout the three months ended June 30, 1999, the Company issued an aggregate of 37,000 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $1.13 to $3.50.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 1999 Annual Meeting of Stockholders on May 25, 1999, the stockholders of the Company voted upon and elected the following directors and approved and adopted the following proposals:

            (A) DIRECTOR NOMINEE                     VOTES CAST FOR                           VOTES WITHHELD
                ----------------                     --------------                           --------------
                H. Wayne Huizenga                    343,652,129                              31,122,187
                Steven R. Berrard                    343,239,539                              31,534,777
                Harris W. Hudson                     343,637,387                              31,136,929
                Robert J. Brown                      340,694,508                              34,079,808
                J.P. Bryan                           343,728,093                              31,046,223
                Rick L. Burdick                      340,692,843                              34,081,473
                Michael G. DeGroote                  343,677,253                              31,097,063
                George D. Johnson, Jr.               343,093,085                              31,681,231
                John J. Melk                         343,690,477                              31,083,839
                Irene B. Rosenfeld                   343,725,903                              31,048,413

            (B) To approve and adopt the Company's 1999 Senior Executive Bonus
                Plan (359,116,744 votes were cast for this matter, 12,959,345 votes were cast against this matter, there were 2,698,227 abstentions and there were no broker non- votes).

            (C) To ratify the appointment of Arthur Andersen LLP as the
                Company's independent public accountants for 1999 (372,922,759 votes were cast for this matter, 1,077,390 votes were cast against this matter, there were 774,167 abstentions and there were no broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:

                3.1* Third Amended and Restated Certificate of Incorporation of AutoNation, Inc., as amended.

                3.2*  Bylaws of AutoNation, Inc., as amended to date.

                4.1 Master Motor Vehicle Lease and Servicing Agreement dated as of February 26, 1999 among National Car Rental System, Inc. as lessee, National Car Rental Financing Limited Partnership as lessor, and AutoNation, Inc. as guarantor (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

                4.2 Series 1999-1 Supplement dated as of February 26, 1999 between National Car Rental Financing Limited Partnership ("NFLP"), and The Bank of New York, as Trustee (the "Trustee") to the Base Indenture, dated as of April 30, 1996 between NFLP and the Trustee, as amended by the supplement and amendment to the Base Indenture, dated as of December 20, 1996, between NFLP and the Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

                4.3 Base Indenture dated as of February 26, 1999 between ARG Funding Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

                4.4 Series 1999-1 Supplement dated as of February 26, 1999 between ARG Funding Corp, and The Bank of New York as Trustee to the ARG Base Indenture (incorporated by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

                4.5 Third Amended and Restated Master Collateral Agency Agreement dated as of February 26, 1999 among National Car Rental System, Inc., Alamo Rent-A-Car, Inc. and Spirit Rent-A-Car, Inc. d/b/a CarTemps USA, Alamo Financing, L.P., National Car Rental Financing Limited Partnership and CarTemps Financing, L.P., as lessor grantors, AutoNation, Inc., as master servicer, and Citibank, N.A., as master collateral agent (incorporated by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999).

                27.1* Financial Data Schedule for the Three Months ended
                      June 30, 1999 (for SEC use only)

                27.2* Financial Data Schedule for the Three Months ended
                      June 30, 1998 (restated for discontinued operations) (for SEC use only)
            _________________
            * Filed herewith

            (b) Reports on Form 8-K:

                Form 8-K, dated April 6, 1999 (filed April 7, 1999), Item 5, reporting that the Company changed its corporate name to AutoNation, Inc.

                Form 8-K, dated May 3, 1999 (filed May 14, 1999), Item 2, reporting that the Company closed the sale of 100 million shares of Class A common stock of Republic Services, Inc. ("RSG"), the Company's former solid waste subsidiary, in a public offering.

                Form 8-K, dated June 30, 1999 (filed July 1, 1999), Item 5, reporting that the Company is searching for a new Chief Executive Officer.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AUTONATION, INC.

                                         By: /s/ Mary E. Wood
                                            -------------------------------
                                            Mary E. Wood
                                            VICE PRESIDENT AND
                                            CORPORATE CONTROLLER
                                            (PRINCIPAL ACCOUNTING OFFICER)

Date: August 13, 1999