Form 10-Q
period 1999-09-30
AUTONATION INC /FL
filed 1999-11-12
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On November 4, 1999 the registrant had 402,895,436 outstanding shares of common stock, par value $.01 per share.

                                AUTONATION, INC.

                                      INDEX


                                          PART I. FINANCIAL INFORMATION
                                                                                                                      Page
                                                                                                                      ----
ITEM 1.          FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets as
                    of September 30, 1999 and December 31, 1998...............................................         3

                 Unaudited Condensed Consolidated Statements of Operations
                    for the Three and Nine Months Ended September 30, 1999
                    and 1998..................................................................................         4

                 Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Nine Months Ended September 30, 1999.......................................         5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended September 30, 1999 and 1998.....................................         6

                 Notes to Unaudited Condensed Consolidated Financial Statements...............................         7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.................................................................        14

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................        25

                                            PART II. OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES........................................................................        26

ITEM 5.          OTHER INFORMATION............................................................................        26

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.............................................................        26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                      1999               1998
                                                                                 --------------     --------------
                                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...................................................  $        398.9     $        183.8
   Receivables, net............................................................         1,263.1              966.4
   Inventory...................................................................         2,221.0            1,849.5
   Other current assets........................................................            98.5               61.5
                                                                                 --------------     --------------
         Total Current Assets..................................................         3,981.5            3,061.2
INVESTMENTS....................................................................           185.4              167.7
PROPERTY AND EQUIPMENT, NET....................................................         1,694.7            1,521.5
INTANGIBLE AND OTHER ASSETS, NET...............................................         2,842.3            2,092.9
NET ASSETS OF DISCONTINUED OPERATIONS..........................................           800.7            1,568.9
                                                                                 --------------     --------------
                                                                                 $      9,504.6     $      8,412.2
                                                                                 ==============     ==============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable............................................................  $        162.2     $        117.6
   Accrued liabilities.........................................................           672.4              428.5
   Notes payable and current maturities of
     long-term debt............................................................         1,743.3            1,344.8
   Other current liabilities...................................................           157.9              106.4
                                                                                 --------------     --------------
         Total Current Liabilities.............................................         2,735.8            1,997.3
LONG-TERM DEBT, NET OF CURRENT MATURITIES......................................           362.5              520.9
DEFERRED INCOME TAXES..........................................................           913.5              323.0
OTHER LIABILITIES..............................................................           206.1              146.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued                                               --                 --
   Common stock, par value $.01 per share;
      1,500,000,000 shares authorized;
      474,902,392 and 467,240,307 shares
      issued including shares held in
      treasury, respectively...................................................             4.7                4.7
   Additional paid-in capital..................................................         4,661.3            4,628.9
   Retained earnings...........................................................         1,616.9              930.9
   Accumulated other comprehensive income (loss)...............................            (3.3)              (4.3)
   Treasury stock, at cost; 69,152,226 and
      9,110,400 shares held, respectively......................................          (992.9)            (136.0)
                                                                                 --------------     --------------
                  Total Shareholders' Equity...................................         5,286.7            5,424.2
                                                                                 --------------     --------------
                                                                                 $      9,504.6     $      8,412.2
                                                                                 ==============     ==============



        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                        ----------------------------    -----------------------------
                                            1999            1998            1999             1998
                                        ------------    ------------    -------------    ------------
REVENUE............................     $    5,459.7    $    3,508.0    $    15,092.0    $    9,024.0
COST OF OPERATIONS.................          4,709.7         3,003.2         13,025.0         7,770.3
                                        ------------    ------------    -------------    ------------
GROSS MARGIN.......................            750.0           504.8          2,067.0         1,253.7
SELLING,GENERAL AND
  ADMINISTRATIVE EXPENSES..........            608.6           385.1          1,677.8           993.2
                                        ------------    ------------    -------------    ------------
OPERATING INCOME...................            141.4           119.7            389.2           260.5
INTEREST INCOME....................              6.9             4.2             15.6             6.3
INTEREST EXPENSE...................             (5.3)           (1.0)           (21.9)          (11.7)
OTHER INCOME (EXPENSE), NET........              1.7             4.1              4.8             (.2)
                                        ------------    ------------    -------------    ------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES..............            144.7           127.0            387.7           254.9
PROVISION FOR INCOME TAXES.........             52.1            45.7            139.6            91.7
                                        ------------    ------------    -------------    ------------
INCOME FROM CONTINUING
   OPERATIONS......................             92.6            81.3            248.1           163.2
                                        ------------    ------------    -------------    ------------
DISCONTINUED OPERATIONS:
   Income from discontinued
    operations, net of income
    taxes..........................             18.5            98.4             65.0           221.0
   Gain (loss) on disposal of
    segments, net of (provision)
    benefit for income taxes of
    $3.6 and $(531.9)..............             (6.4)             --            372.9              --
                                        ------------    ------------    -------------    ------------
                                                12.1            98.4            437.9           221.0
                                        ------------    ------------    -------------    ------------
NET INCOME.........................     $      104.7    $      179.7    $       686.0    $      384.2
                                        ============    ============    =============    ============
BASIC EARNINGS PER SHARE:
  Continuing operations............     $        .22    $        .18    $         .56    $        .36
  Discontinued operations..........              .03             .21              .99             .49
                                        ------------    ------------    -------------    ------------
  Net income.......................     $        .25    $        .39    $        1.55    $        .85
                                        ============    ============    =============    ============
DILUTED EARNINGS PER SHARE:
  Continuing operations............     $        .22    $        .17    $         .55    $        .35
  Discontinued operations..........              .02             .21              .98             .47
                                        ------------    ------------    -------------    ------------
  Net income.......................     $        .24    $        .38    $        1.53    $        .82
                                        ============    ============    =============    ============






        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)



                                                                                 ACCUMULATED
                                                     ADDITIONAL                    OTHER
                                          COMMON      PAID-IN      RETAINED     COMPREHENSIVE     TREASURY
                                          STOCK       CAPITAL      EARNINGS      INCOME (LOSS)      STOCK
                                          ------     ----------   ----------    -------------     ---------
BALANCE AT DECEMBER 31, 1998............  $  4.7     $  4,628.9   $    930.9        $ (4.3)       $  (136.0)
   Purchases of treasury stock..........      --             --           --            --           (864.0)
   Issuance of treasury stock
      for employee benefit
      plan..............................      --             .2           --            --              7.1
   Exercise of stock options
      and warrants......................      --           28.6           --            --               --
   Other comprehensive income...........      --             --           --           1.0               --
   Other................................      --            3.6           --            --               --
   Net income...........................      --             --        686.0            --               --
                                          ------     ----------   ----------        ------         --------
BALANCE AT SEPTEMBER 30, 1999...........  $  4.7     $  4,661.3   $  1,616.9        $ (3.3)        $ (992.9)
                                          ======     ==========   ==========        ======         ========




         The accompanying notes are an integral part of this statement.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            --------------------------
                                                                                              1999              1998
                                                                                            --------          --------
CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income...................................................................            $  686.0          $  384.2
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization.............................................                87.9              55.5
      Income from discontinued operations.......................................               (65.0)           (221.0)
      Gain on disposal of segments..............................................              (372.9)               --
      Changes in assets and liabilities, net of effects from business combinations:
            Receivables.........................................................              (199.0)           (222.0)
            Inventory...........................................................                68.0             271.1
            Other assets........................................................                10.9               6.1
            Accounts payable and accrued liabilities............................                30.2             (73.5)
            Other liabilities...................................................                75.4              (9.3)
                                                                                            --------          --------
                                                                                               321.5             191.1
                                                                                            --------          --------

CASH PROVIDED BY INVESTING ACTIVITIES:
   Purchases of property and equipment..........................................              (168.5)           (224.6)
   Purchases of marketable securities...........................................               (74.2)           (111.8)
   Sales of marketable securities...............................................                87.4              35.1
   Cash used in business acquisitions, net of
      cash acquired.............................................................              (717.8)           (593.2)
   Proceeds from sale of common stock of
      subsidiary................................................................             1,779.6           1,433.6
   Other........................................................................               168.0               (.3)
                                                                                            --------          --------
                                                                                             1,074.5             538.8
                                                                                            --------          --------
CASH USED IN FINANCING ACTIVITIES:
   Net payments under vehicle inventory
     financing facilities.......................................................                (5.9)           (133.2)
   Net payments under revolving credit
     facilities.................................................................              (178.0)           (250.0)
   Purchases of treasury stock..................................................              (859.5)            (24.3)
   Payments of notes payable and long-term debt.................................              (108.4)           (232.5)
   Other........................................................................                28.6              31.7
                                                                                            --------          --------
                                                                                            (1,123.2)           (608.3)
                                                                                            --------          --------

CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS..............................              (576.2)             74.3
                                                                                            --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................              (303.4)            195.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $590.1 AND
   $44.9, RESPECTIVELY..........................................................               773.9             129.2
                                                                                            --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $71.6 AND
   $45.3, RESPECTIVELY..........................................................            $  470.5          $  325.1
                                                                                            ========          ========


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

         In August 1999, the Company announced its intention to separate the Company's automotive rental subsidiary, now incorporated as ANC Rental Corporation ("ANC") from the Company. In September 1999, the Company announced its intention to distribute its entire interest in ANC to the Company's stockholders on a tax-free basis in January 2000, subject to certain conditions and consents. The Company has obtained a private letter ruling from the Internal Revenue Service that the distribution of ANC will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. As discussed in Note 15, Discontinued Operations, the Company's automotive rental segment has been accounted for as discontinued operations and, accordingly, the net assets and results of operations have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements.

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

2. BUSINESS COMBINATIONS

         Businesses acquired through September 30, 1999 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the nine months ended September 30, 1999, the Company acquired various businesses in the automotive retail industry which have been accounted for under the purchase method of accounting. The Company paid approximately $869.5 million of cash for these acquisitions, $151.7 million of which was paid after period end and is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 1999.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the nine months ended September 30 related to continuing operations:

                                                                    1999            1998
                                                                   --------        ---------
Property and equipment...........................................  $ 141.8        $  337.0
Intangible and other assets......................................    898.8         1,063.0
Working capital..................................................    299.5           604.1
Debt assumed.....................................................   (587.6)         (897.1)
Other liabilities................................................    (34.7)          (40.6)
Common stock issued..............................................       --          (473.2)
                                                                   -------        --------
Cash used in acquisitions, net of cash acquired..................  $ 717.8        $  593.2
                                                                   =======        ========

         The Company's unaudited pro forma consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred as of the beginning of each period presented are as follows:

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                  -----------------------------
                                                                    1999                 1998
                                                                  ---------            --------
Revenue.......................................................    $16,413.6            $14,693.8
Income from continuing operations.............................        266.2                226.3
Diluted earnings per share from continuing
  operations..................................................          .59                  .48


         The unaudited pro forma consolidated results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3. RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts are as follows:

                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         1999                 1998
                                                                                     -------------        -----------
Trade receivables...............................................................       $  602.7              $  501.7
Finance receivables.............................................................          504.9                 352.0
Manufacturer receivables........................................................          134.6                  86.1
Other...........................................................................           59.5                  60.4
                                                                                       --------              --------
                                                                                        1,301.7               1,000.2
Less: allowance for doubtful accounts...........................................          (38.6)                (33.8)
                                                                                       --------              --------
                                                                                       $1,263.1              $  966.4
                                                                                       ========              ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



         Finance receivables are generated by the Company's finance subsidiary and consist of the following:

                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                     1999                     1998
                                                                 -------------            -------------
Finance leases...............................................         $206.3                 $170.9
Installment loans............................................          122.2                   95.6
Retained interests in securitized
  installment loans..........................................          176.4                   85.5
                                                                      ------                 ------
                                                                      $504.9                 $352.0
                                                                      ======                 ======

         The Company securitizes installment loan receivables through a $1.7 billion commercial paper warehouse facility with certain financial institutions, as amended. During the nine months ended September 30, 1999, the Company securitized approximately $1.21 billion of receivables under this program net of retained interests. At September 30, 1999, $1.53 billion was outstanding under this program.

         In October 1999, a non-consolidated special purpose entity formed by the Company issued $786.8 million of asset-backed notes under a $2.0 billion shelf registration statement. Proceeds from these notes were used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. Following this transaction, the Company had approximately $880.6 million of capacity under its $1.7 billion commercial paper warehouse facility.

4.  INVENTORY

         Inventory consists of the following:

                                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                                        1999                    1998
                                                                                    -------------           ------------
New vehicles....................................................................       $1,549.2               $1,274.3
Used vehicles...................................................................          522.0                  457.3
Parts, accessories and other....................................................          149.8                  117.9
                                                                                       --------               --------
                                                                                       $2,221.0               $1,849.5
                                                                                       ========               ========

5.  INVESTMENTS

         Investments consist of the following:

                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                1999                    1998
                                                            -------------           ------------
Marketable securities...................................       $  115.9               $   96.8
Equity method investments...............................           69.5                   70.9
                                                               --------               --------
                                                               $  185.4               $  167.7
                                                               ========               ========

         Marketable securities at September 30, 1999 includes approximately 3.2 million shares of RSG common stock with an aggregate fair value of approximately $33.9 million. These shares are classified as available for sale marketable securities and carried at fair value with unrealized gains and losses included in other comprehensive income.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



6. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                       1999                    1998
                                                                   -------------           ------------
Land...........................................................       $  587.8               $  558.5
Buildings and improvements.....................................          877.5                  751.2
Furniture, fixtures and equipment..............................          383.0                  319.0
                                                                      --------               --------
                                                                       1,848.3                1,628.7
Less: accumulated depreciation and amortization................         (153.6)                (107.2)
                                                                      --------               --------
                                                                      $1,694.7               $1,521.5
                                                                      ========               ========

7. INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets acquired is amortized over 40 years on a straight-line basis. Accumulated amortization of intangible assets at September 30, 1999 and December 31, 1998 was $104.1 million and $59.7 million, respectively.

8. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

                                                                      SEPTEMBER 30,           DECEMBER 31,
                                                                          1999                    1998
                                                                      -------------           ------------
Vehicle inventory credit facilities; secured
    by the Company's vehicle inventory..........................         $1,720.4               $1,339.2
Revolving credit facilities; interest payable
    using LIBOR based rates; unsecured;
    maturities through 2002.....................................            322.0                  500.0
Other notes.....................................................             63.4                   26.5
                                                                         --------               --------
                                                                          2,105.8                1,865.7
Less:  current portion..........................................         (1,743.3)              (1,344.8)
                                                                         --------               --------
                                                                         $  362.5               $  520.9
                                                                         ========               ========

9. SHAREHOLDERS' EQUITY

         During the nine months ended September 30, 1999, the Company repurchased 60.5 million shares of the Company's common stock, par value $.01 per share ("Common Stock") for an aggregate purchase price of $864.0 million under its $1.0 billion Board authorized share repurchase program. Through September 30, 1999, an aggregate of 69.6 million shares of Common Stock have been acquired under this program for an aggregate purchase price of $1.0 billion. In October 1999, the Board of Directors authorized the repurchase of an additional $250.0 million of Common Stock. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



10. COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are as follows:

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                           -------------------------              -----------------------
                                                             1999              1998                 1999            1998
                                                           -------           -------              -------         -------
Net income...........................................      $ 104.7           $ 179.7              $ 686.0         $ 384.2
                                                           -------           -------              -------         -------
Other comprehensive income (loss):
    Unrealized gain (loss) on
      marketable securities,
      net of income taxes............................        (26.9)               .5                  9.0              .5
    Unrealized gain (loss) on
      interest-only strip
      receivables, net of income
      taxes..........................................         (3.5)               .4                 (1.2)             .4
    Reclassification of realized
      gains, net of income taxes.....................          (.9)               --                 (2.4)             --
    Foreign currency translation
      adjustments, net of income
      taxes..........................................         (3.3)              3.9                 (4.4)            4.4
                                                           -------           -------              -------         -------
                                                             (34.6)              4.8                  1.0             5.3
                                                           -------           -------              -------         -------

Comprehensive income.................................      $  70.1           $ 184.5              $ 687.0         $ 389.5
                                                           =======           =======              =======         =======

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

         A summary of stock option and warrant transactions for the nine months ended September 30, 1999 is as follows:

                                                                                                             WEIGHTED-AVERAGE
                                                                                                                 EXERCISE
                                                           OPTIONS          WARRANTS           TOTAL              PRICE
                                                           -------          --------           -----          ---------------
Options and warrants outstanding
  at beginning of year...............................       47.3               7.3             54.6           $  12.52
Granted..............................................       17.0                --             17.0              15.80
Exercised............................................        (.4)             (7.3)            (7.7)              3.73
Canceled.............................................      (10.2)               --            (10.2)             13.50
                                                          ------              ----           ------
Options outstanding at
  September 30, 1999.................................       53.7                --             53.7              16.09
                                                          ======              ====           ======
Options exercisable at
  September 30, 1999.................................       15.1                                                 18.54
Options available for future
  grants at September 30, 1999.......................       21.4


                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

13. LEGAL MATTERS

         The Company is a party to various legal proceedings which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position. However, unfavorable resolution could affect the consolidated results of operations or cash flows for the quarterly periods in which they are resolved.

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

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 ----------------------           ----------------------
                                                                  1999             1998            1999            1998
                                                                 -----            -----           ------          ------
Weighted average common shares
  outstanding used in calculating
  basic earnings per share.............................          424.4            462.8            441.5           452.6
Effect of dilutive options and
  warrants.............................................            5.3             12.8              7.6            16.7
                                                                 -----            -----           ------          ------
Weighted average common and common
  equivalent shares used in
  calculating diluted earnings per
  share  ..............................................          429.7            475.6            449.1           469.3
                                                                 =====            =====           ======          ======

         At September 30, 1999 and 1998, the Company had approximately 25.9 million and 18.6 million stock options outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

15. DISCONTINUED OPERATIONS

         As a result of the Company's decision in August 1999 to separate the Company's automotive rental business, the net assets and results of operations for the automotive rental segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. Through September 30, 1999, the Company incurred costs totaling approximately $6.4 million, net of income taxes, primarily related to the separation of the rental division. These costs are included in the gain (loss) on disposal of segment in the accompanying unaudited condensed consolidated statements of operations.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering resulting in an after tax gain of approximately $379.3 million. Accordingly, the gain on disposition, operating results and net assets at December 31, 1998 of the Company's former solid waste services segment have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The minority shareholders' interest in the net earnings of RSG and the equity of RSG as of December 31, 1998 have been included as a reduction of income and net assets from discontinued operations, respectively.

         A summary of the net assets of discontinued operations is as follows:

                                                   SEPTEMBER 30,                              DECEMBER 31,
                                                       1999                                       1998
                                                   -------------              -------------------------------------------
                                                    AUTOMOTIVE                AUTOMOTIVE         SOLID
                                                      RENTAL                    RENTAL           WASTE             TOTAL
                                                   -------------              ----------       ---------         --------
Current assets..............................        $5,994.7                  $5,345.1         $  784.0          $6,129.1
Non-current assets..........................         1,025.7                     907.5          2,028.1           2,935.6
                                                    --------                  --------         --------          --------
  Total assets..............................         7,020.4                   6,252.6          2,812.1           9,064.7
                                                    --------                  --------         --------          --------
Current liabilities.........................         2,773.6                   3,438.6            783.8           4,222.4
Non-current liabilities.....................         3,446.1                   2,075.3            729.2           2,804.5
                                                    --------                  --------         --------          --------
  Total liabilities.........................         6,219.7                   5,513.9          1,513.0           7,026.9
                                                    --------                  --------         --------          --------
Minority interest in RSG....................             --                         --            468.9             468.9
                                                   ---------                  --------         --------          --------
Net assets of discontinued
  operations................................        $  800.7                  $  738.7         $  830.2          $1,568.9
                                                    ========                  ========         ========          ========

         Selected statement of operations data for the Company's discontinued operations is as follows:

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                  -----------------------------------------------------------------------
                                                     1999                                        1998
                                                  ----------                 --------------------------------------------
                                                  AUTOMOTIVE                 AUTOMOTIVE          SOLID
                                                    RENTAL                     RENTAL            WASTE             TOTAL
                                                  ----------                 ----------          ------          --------
Revenue....................................         $1,023.3                  $1,005.6           $355.0          $1,360.6
Operating income...........................             30.5                     105.8             79.0             184.8
Provision for income taxes.................             10.4                      36.9             27.8              64.7
Minority interest in RSG...................               --                        --             16.7              16.7
Income from discontinued
  operations...............................             18.5                      65.6             32.8              98.4


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                             ----------------------------------------------------------------------------
                                                         1999                                     1998
                                             -----------------------------------       ----------------------------------
                                             AUTOMOTIVE      SOLID                     AUTOMOTIVE     SOLID
                                              RENTAL         WASTE       TOTAL          RENTAL        WASTE        TOTAL
                                             ----------     ------       -------       ----------    -------       ------
Revenue.................................     $2,707.1       $552.5      $3,259.6        $2,646.1       $991.7     $3,637.8
Operating income........................         47.0        113.5         160.5           162.6        216.2        378.8
Provision for income taxes..............         13.8         38.8          52.6            56.6         77.2        133.8
Minority interest in RSG................           --         21.6          21.6              --         16.7         16.7
Income from discontinued
  operations............................         24.6         40.4          65.0           100.5        120.5        221.0


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

         In August 1999, the Company announced its intention to separate the Company's automotive rental subsidiary, now incorporated as ANC Rental Corporation ("ANC") from the Company. In September 1999, the Company announced its intention to distribute its entire interest in ANC to the Company's stockholders on a tax-free basis in January 2000, subject to certain conditions and consents. The Company has obtained a private letter ruling from the Internal Revenue Service that the distribution of ANC will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. As discussed in Note 15, Discontinued Operations, of notes to unaudited condensed consolidated financial statements, the Company's automotive rental segment has been accounted for as discontinued operations and, accordingly, the net assets and operating results have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. Through September 30, 1999, the Company incurred costs totaling approximately $6.4 million, net of income taxes, primarily related to the separation of the rental division. These costs are included in the gain (loss) on disposal of segment in the accompanying unaudited condensed consolidated statements of operations. The Company expects to incur additional costs related to the separation through the January 2000 distribution date.

         In May 1999, the Company sold substantially all of its remaining interest in its former solid waste subsidiary, Republic Services, Inc. ("RSG") in a public offering resulting in proceeds of approximately $1.78 billion, net of underwriting fees. The sale of RSG resulted in an after tax gain of approximately $379.3 million. As discussed in Note 15, Discontinued Operations, of notes to unaudited condensed consolidated financial statements, the Company's solid waste services segment has been accounted for as discontinued operations and, accordingly, the gain on disposition, results of operations and net assets at December 31, 1998 have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

BUSINESS COMBINATIONS

         The Company makes its decisions to acquire or invest in businesses based on financial and strategic considerations.

         Businesses acquired through September 30, 1999 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the nine months ended September 30, 1999, the Company acquired various businesses in the automotive retail industry which have been accounted for under the purchase method of accounting. The Company paid approximately $869.5 million of cash for these acquisitions, $151.7 million of which was paid after period end and is included in accrued liabilities at September 30, 1999.

CONSOLIDATED RESULTS OF OPERATIONS

         The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):


                                        THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------        ------------------------------------
                                          1999                   1998                     1999                1998
                                    -----------------      -----------------        ------------------    --------------
                                             Diluted                Diluted                    Diluted           Diluted
                                               Per                    Per                        Per               Per
                                     Gross    Share        Gross     Share          Gross       Share     Gross   Share
                                    -------  -------       ------   --------        -------    -------    ------ -------
Income from continuing
  operations....................... $ 92.6   $ .22         $ 81.3    $.17           $248.1      $ .55     $163.2   $.35
                                    ------   -----         ------    ----           ------      -----     ------   ----
Income from discontinued
  operations:
    Automotive rental..............   18.5     .04           65.6     .14             24.6        .06      100.5    .21
    Solid waste services...........     --      --           32.8     .07             40.4        .09      120.5    .26
    Gain (loss) on
      disposal of segment..........   (6.4)   (.02)            --      --            372.9        .83         --     --
                                    ------   -----         ------    ----           ------      -----     ------   ----
                                      12.1     .02           98.4     .21            437.9        .98      221.0    .47
                                    ------   -----         ------    ----           ------      -----     ------   ----

Net income......................... $104.7   $ .24         $179.7    $.38           $686.0      $1.53     $384.2   $.82
                                    ======   =====         ======    ====           ======      =====     ======   ====

CONTINUING OPERATIONS

  REPORTED OPERATING DATA:

         The following table sets forth the components of revenue, with percentages of total revenue, and gross margin, store level selling, general and administrative expenses ("S, G & A"), store performance margin, corporate and district overhead and operating income, with percentages of total revenue, on a reported basis for the periods indicated (in millions):

                                        THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------       --------------------------------------
                                       1999        %         1998        %             1999       %        1998        %
                                     ---------   ------    ---------   -----       ---------     ----    --------    ----
Revenue:
  New vehicle....................... $3,207.6     58.7     $1,904.4     54.3       $ 8,662.8     57.4    $4,818.9     53.4
  Used vehicle......................  1,220.5     22.4        907.3     25.9         3,578.7     23.7     2,473.0     27.4
  Fixed operations..................    583.9     10.7        393.0     11.2         1,642.2     10.9       962.0     10.7
  Other.............................    447.7      8.2        303.3      8.6         1,208.3      8.0       770.1      8.5
                                     --------    -----     --------    -----       ---------    -----    --------    -----
                                     $5,459.7    100.0     $3,508.0    100.0       $15,092.0    100.0    $9,024.0    100.0
                                     ========    =====     ========    =====       =========    =====    ========    =====

Gross Margin........................ $  750.0     13.7     $  504.8     14.4       $ 2,067.0     13.7    $1,253.7     13.9
Store S, G & A......................    551.6     10.1        361.6     10.3         1,537.2     10.2       924.5     10.2
Store Performance Margin............    198.4      3.6        143.2      4.1           529.8      3.5       329.1      3.7
Overhead............................     57.0      1.0         23.5       .7           140.6       .9        68.7       .8
Operating Income....................    141.4      2.6        119.7      3.4           389.2      2.6       260.5      2.9


         Revenue was $5.46 billion for the three months ended September 30, 1999 versus $3.51 billion for the comparable 1998 period, an increase of 55.6%. Revenue was $15.09 billion for the nine months ended September 30, 1999 versus $9.02 billion for the comparable 1998 period, an increase of 67.2%. The increases are primarily attributed to acquisitions.

         Gross margins were $750.0 million and $2.07 billion for the three and nine months ended September 30, 1999 versus $504.8 million and $1.25 billion for the comparable 1998 periods. The increases in aggregate dollars are primarily due to acquisitions. Gross margins as a percentage of revenue were 13.7% for both the three and nine months ended September 30, 1999 versus 14.4% and 13.9% for the comparable 1998 periods. The decreases in gross margins as percentages of revenue are primarily due to a shift in mix as a result of stronger new vehicle sales compared to used vehicle sales.

         Store level selling, general and administrative expenses were $551.6 million and $1.54 billion for the three and nine months ended September 30, 1999 versus $361.6 million and $924.5 million for the comparable 1998 periods. The increases in aggregate dollars are primarily due to acquisitions. Store level selling, general and administrative expenses as a percentage of revenue were 10.1% and 10.2% for the three and nine months ended September 30, 1999 versus 10.3% and 10.2% for the comparable 1998 periods. The decrease in these costs as a percentage of revenue during the three months ended September 30, 1999 is due to better leveraging of costs.

         Store performance margins were $198.4 million and $529.8 million for the three and nine months ended September 30, 1999 versus $143.2 million and $329.1 million for the comparable 1998 periods. The increases in aggregate dollars are primarily due to acquisitions. Store performance margins as percentages of revenue were 3.6% and 3.5% for the three and nine months ended September 30, 1999 versus 4.1% and 3.7% for the comparable 1998 periods. The decreases in store performance margins are a result of lower gross margins offset by lower selling, general and administrative costs.

         Corporate and district overhead was $57.0 million and $140.6 million for the three and nine months ended September 30, 1999 versus $23.5 million and $68.7 million for the comparable 1998 periods. Overhead as a percentage of revenue was 1.0% and .9% for the three and nine months ended September 30, 1999 versus .7% and .8% for the comparable 1998 periods. The overhead increases in aggregate dollars and as percentages of revenue are a result of the overall growth experienced by the Company as well as investment in the Company's business including e-commerce and network rollout. Corporate expenses which will no longer be incurred following the separation of the automotive rental division have been allocated to income from discontinued operations. These allocated costs totaled approximately $4.0 million and $12.0 million for the three and nine months ended September 30, 1999, respectively, and $3.7 million and $11.1 million for the three and nine months ended September 30, 1998, respectively.

  SAME STORE OPERATING DATA:

         As of September 30, 1999, the Company owned 315 stores. The following same store operating data includes 217 stores.

         The following table sets forth the components of same store revenue, with the percentage change between periods, and same store gross margin, same store S, G & A, and same store performance margin, with percentages of total same store revenue and with the percentage change between periods, for the periods indicated (in millions):

                                        THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                     ----------------------------------------       ---------------------------------------
                                       1999            1998          % CHANGE         1999             1998        % CHANGE
                                     --------        --------        --------       --------         --------      --------
Revenue:
  New vehicle....................... $2,139.1        $1,769.3          20.9         $5,246.9         $4,552.0         15.3
  Used vehicle......................    813.1           816.8           (.5)         2,218.4          2,288.9         (3.1)
  Fixed operations..................    381.2           366.1           4.1            968.6            907.9          6.7
  Other.............................    240.4           261.1          (7.9)           686.8            710.2         (3.3)
                                     --------        --------                       --------         --------
                                     $3,573.8        $3,213.3          11.2         $9,120.7         $8,459.0          7.8
                                     ========        ========                       ========         ========

Gross Margin........................ $  474.3        $  443.6           6.9         $1,202.6         $1,142.0          5.3
%...................................     13.3%           13.8%          (.5)            13.2%            13.5%         (.3)
S, G & A............................ $  355.9        $  332.7           7.0         $  908.6         $  872.3          4.2
%...................................     10.0%           10.3%          (.3)            10.0%            10.3%         (.3)
Store Performance Margin............ $  118.4        $  110.9           6.8         $  294.0         $  269.7          9.0
%...................................      3.3%            3.5%          (.2)             3.2%             3.2%          --

         Same store sales were $3.57 billion for the three months ended September 30, 1999 versus $3.21 billion for the comparable 1998 period, an increase of 11.2%. Same store sales were $9.12 billion for the nine months ended September 30, 1999 versus $8.46 billion for the comparable 1998 period, an increase of 7.8%. The primary components of these same store sales increases are described below.

         New vehicle same store sales increased 20.9% to $2.14 billion during the three months ended September 30, 1999 and 15.3% to $5.25 billion during the nine months ended September 30, 1999. The increases are primarily due to volume.

         Used vehicle same store sales decreased .5% to $813.1 million during the three months ended September 30, 1999 and 3.1% to $2.22 billion during the nine months ended September 30, 1999. These decreases are primarily attributed to volume at the Company's used vehicle megastores.

         Fixed operations same store sales increased 4.1% to $381.2 million during the three months ended September 30, 1999 and 6.7% to $968.6 million during the nine months ended September 30, 1999. These increases are primarily due to volume.

         Same store other sales consist primarily of wholesale revenue. Same store other sales decreased 7.9% to $240.4 million during the three months ended September 30, 1999 and 3.3% to $686.8 million during the nine months ended September 30, 1999. These variances are primarily due to a decline in wholesale unit pricing during the periods.

         Same store gross margins were $474.3 million and $1.20 billion for the three and nine months ended September 30, 1999 versus $443.6 million and $1.14 billion for the comparable 1998 periods. Same store gross margins as a percentage of same store total revenue were 13.3% and 13.2% for the three and nine months ended September 30, 1999 versus 13.8% and 13.5% for the comparable 1998 periods. The decreases in same store gross margin percentages are primarily due to a shift in mix as a result of stronger new vehicle sales compared to used vehicle sales.

         Same store selling, general and administrative expenses were $355.9 million and $908.6 million during the three and nine months ended September 30, 1999 versus $332.7 million and $872.3 million for the comparable 1998 periods. Same store selling, general and administrative expenses as a percentage of same store total revenue were 10.0% for both the three and nine months ended September 30, 1999 versus 10.3% for both comparable 1998 periods. The decreases in same store selling, general and administrative expenses are primarily due to leveraging the overhead structure.

         Same store performance margins were $118.4 million and $294.0 million for the three and nine months ended September 30, 1999 versus $110.9 million and $269.7 million for the comparable 1998 periods. Same store performance margins as percentages of revenue were 3.3% and 3.2% for the three and nine months ended September 30, 1999 versus 3.5% and 3.2% for the comparable 1998 periods. The decrease in same store performance margins during the three months ended September 30, 1999 is a result of the lower gross margins partially offset by lower selling, general and administrative costs.

NON-OPERATING INCOME (EXPENSE)

INTEREST INCOME

         Interest income was $6.9 million and $15.6 million for the three and nine months ended September 30, 1999 versus $4.2 million and $6.3 million for the comparable 1998 periods. The increases are primarily due to higher cash balances on hand during the periods.

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities for acquisitions and share repurchases. Interest expense was $5.3 million and $21.9 million for the three and nine months ended September 30, 1999 versus $1.0 million and $11.7 million for the comparable 1998 periods. The increases are primarily due to borrowings for acquisitions and share repurchases. Interest expense related to vehicle floorplan financing is included in cost of operations.

INCOME TAXES

         The provision for income taxes was $52.1 million and $139.6 million for the three and nine months ended September 30, 1999 versus $45.7 million and $91.7 million for the comparable 1998 periods. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

RESTRUCTURING ACTIVITIES

         During the year ended December 31, 1997, the Company recorded pre-tax restructuring and other charges totaling approximately $150.0 million associated with combining the Company's franchised automotive dealerships and used vehicle megastore operations into one automotive retail division. At September 30, 1999, approximately $22.4 million remained in accrued liabilities associated with these charges.

         During the nine months ended September 30, 1999, the Company spent approximately $1.7 million of its restructuring reserves primarily related to its closed reconditioning centers. The remaining restructuring reserves at September 30, 1999 relate primarily to closed reconditioning centers which the Company is marketing for sale.

DISCONTINUED OPERATIONS

AUTOMOTIVE RENTAL

         As a result of the Company's decision in August 1999 to separate its automotive rental business from the Company, the net assets and operating results of the Company's automotive rental segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated balance sheets.

         A summary of the Company's automotive rental operations is as follows for the periods indicated (in millions):

                                          THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------        ---------------------------------------
                                        1999        %         1998        %           1999         %        1998        %
                                     --------    -----     --------    -----        --------    -----    --------    ------
Revenue............................. $1,023.3    100.0     $1,005.6    100.0        $2,707.1    100.0    $2,646.1    100.0
Expenses:
  Cost of operations................    763.9     74.6        721.0     71.7         2,081.1     76.9     1,991.1     75.3
  Selling, general and
    administrative..................    228.9     22.4        178.8     17.8           579.0     21.4       492.4     18.6
                                     --------    -----     --------    -----        --------    -----    --------    -----
Operating income.................... $   30.5      3.0     $  105.8     10.5        $   47.0      1.7    $  162.6      6.1
                                     ========    =====     ========    =====        ========    =====    ========    =====

         Automotive rental revenue was $1.02 billion for the three months ended September 30, 1999 versus $1.01 billion for the comparable 1998 period, an increase of 1.8%. The increase is primarily attributed to volume offset by price decreases. Automotive rental revenue was $2.71 billion for the nine months ended September 30, 1999 versus $2.65 billion for the comparable 1998 period, an increase of 2.3%. The increase is primarily attributed to volume.

         Cost of automotive rental operations was $763.9 million and $2.08 billion for the three and nine months ended September 30, 1999 versus $721.0 million and $1.99 billion for the comparable 1998 periods. The increases in aggregate dollars are primarily due to higher fleet costs. Cost of automotive rental operations as a percentage of automotive rental revenue was 74.6% and 76.9% for the three and nine months ended September 30, 1999 versus 71.7% and 75.3% for the comparable 1998 periods. The increases in such costs as percentages of revenue are primarily due to lower pricing and higher fleet costs.

         Selling, general and administrative expenses were $228.9 million and $579.0 million for the three and nine months ended September 30, 1999 versus $178.8 million and $492.4 million for the comparable 1998 periods. The increases in aggregate dollars are primarily due to higher marketing costs, volume driven selling expenses, costs associated with the Global Odyssey system and other system related costs. Selling, general and administrative expenses as a percentage of revenue were 22.4% and 21.4% for the three and nine months ended September 30, 1999 versus 17.8% and 18.6% for the comparable 1998 periods. The increases in these costs as percentages of revenue during the periods are due to the factors described above as well as lower pricing.

         The Company finances vehicle purchases for its domestic automotive rental operations primarily through commercial paper and medium-term note financings. The Company's $2.39 billion commercial paper program is comprised of a $1.99 billion single-seller program and a $400.0 million bank-sponsored multi-seller commercial paper conduit facility. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market based commercial paper rates. As of September 30, 1999, the Company had approximately $461.8 million of availability under this program. In February 1999, the Company issued $1.8 billion of rental vehicle asset-backed medium-term notes consisting of $550.0 million floating rate notes maturing through 2003; $750.0 million 5.88% fixed rate notes maturing through 2003; and $500.0 million 6.02% fixed rate notes maturing through 2005. In May 1999, the Company issued $700.0 million of floating rate asset-backed medium-term notes maturing through 2005. The Company fixed the effective interest rate on the $1.25 billion floating rate notes at 6.03% through the use of certain derivative transactions. The Company expects to continue to fund its revenue earning vehicle purchases with secured vehicle financings.

         The Company's automotive rental operations and particularly the leisure travel market is highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on its annual performance. The first and fourth quarters for the Company's automotive rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

SOLID WASTE SERVICES

         In May 1999, the Company sold substantially all of its remaining interest in RSG resulting in an after tax gain of approximately $379.3 million. Accordingly, the gain on disposition, operating results and net assets of the Company's former solid waste services segment have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Revenue from these discontinued operations was $552.5 million during the nine months ended September 30, 1999. Income from these discontinued operations was $40.4 million during the nine months ended September 30, 1999. Income from discontinued solid waste operations is presented net of minority interest.

FINANCIAL CONDITION

         At September 30, 1999, the Company had $398.9 million in cash and $1.11 billion available under its $1.5 billion unsecured revolving credit facilities which may be used for general corporate purposes. In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering resulting in net proceeds of approximately $1.78 billion. Proceeds from the sale were used to repay non-vehicle debt, to finance acquisitions, to acquire shares under the Company's share repurchase program and to invest in the Company's business.

         The Company finances its vehicle inventory through secured financings including floor plan facilities with manufacturer captive finance companies as well as a $500.0 million bank-sponsored multi-seller commercial paper conduit facility. At September 30, 1999, the Company had approximately $278.4 million of availability under the commercial paper conduit facility. In connection with the development of the Company's AutoNation USA megastores, the Company is the lessee under a $500.0 million operating lease facility established to acquire and develop properties used in its business. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $434.0 million at September 30, 1999.

         The Company securitizes installment loan receivables generated by its automotive finance subsidiary through a $1.7 billion commercial paper warehouse facility with certain financial institutions, as amended. During the nine months ended September 30, 1999, the Company securitized approximately $1.21 billion of loan receivables under this program, net of retained interests. At September 30, 1999, $1.53 billion was outstanding under this program. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. Installment loans sold under this program are nonrecourse beyond the Company's retained interests. Proceeds from the securitization were primarily used to repay borrowings under the Company's revolving credit facilities and to invest in the Company's business. The Company expects to continue to securitize receivables under this facility and/or other programs.

         In October 1999, a non-consolidated special purpose entity formed by the Company issued $786.8 million of asset-backed notes under a $2.0 billion shelf registration statement. Proceeds from these notes were used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. Following this transaction, the Company had approximately $880.6 million of capacity under its $1.7 billion commercial paper warehouse facility.

         During the nine months ended September 30, 1999, the Company repurchased 60.5 million shares of the Company's common stock, par value $.01 per share ("Common Stock") for an aggregate purchase price of $864.0 million under its $1.0 billion Board authorized share repurchase program. Through September 30, 1999, an aggregate of 69.6 million shares of Common Stock have been acquired under this program for an aggregate purchase price of $1.0 billion. In October 1999, the Board of Directors authorized the repurchase of an additional $250.0 million of Common Stock. Repurchases are made either pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions.

         The Company's automotive rental operations are financed through various revenue earning vehicle and working capital debt facilities. The Company provides certain guarantees related to these financings. For a transition period following the distribution of ANC in January 2000, the Company may continue to provide certain guarantees until ANC is able to amend or replace certain debt facilities.

         The Company believes that it has sufficient financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents decreased by $303.4 million and increased by $195.9 million during the nine months ended September 30, 1999 and 1998, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities was $321.5 million and $191.1 million during the nine months ended September 30, 1999 and 1998, respectively.

         Cash flows from operating activities include purchases of retail vehicle inventory which are separately financed through secured vehicle financings. Accordingly, the Company measures its operating cash flow including net payments under these secured vehicle financings which totaled $5.9 million and $133.2 million during the nine months ended September 30, 1999 and 1998, respectively. Including net payments under these secured vehicle financings, the Company generated operating cash flow of $315.6 million and $57.9 million during the nine months ended September 30, 1999 and 1998, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for business acquisitions, capital additions and other transactions as further described below.

         Cash used in business acquisitions was $717.8 million and $593.2 million for the nine months ended September 30, 1999 and 1998, respectively. In addition, as discussed under "Cash Flows from Financing Activities," the Company repaid debt assumed in acquisitions. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 2, Business Combinations, of notes to unaudited condensed consolidated financial statements for a further discussion of businesses acquired.

         Capital additions were $168.5 million and $224.6 million during the nine months ended September 30, 1999 and 1998, respectively.

         The Company expects capital expenditures and cash used in business acquisitions to increase during the remainder of 1999 due to expansion of the Company's business. The Company intends to finance capital expenditures and business acquisitions through cash on hand, revolving credit facilities and other financings.

         In July 1998, the Company's former solid waste subsidiary, RSG, completed an initial public offering resulting in net proceeds of approximately $1.43 billion. In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering resulting in proceeds of approximately $1.78 billion. Proceeds from the offerings were used to repay non-vehicle debt, finance acquisitions, acquire shares under the Company's share repurchase program and invest in the Company's business.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the nine months ended September 30, 1999 and 1998 consisted of revolving credit and vehicle floorplan financings, repayments of debt and treasury stock purchases.

         During the nine months ended September 30, 1999 and 1998, the Company spent approximately $859.5 million and $24.3 million, respectively to repurchase shares of Common Stock under the share repurchase program.

         Payments of notes payable and long-term debt were $108.4 million and $232.5 million during the nine months ended September 30, 1999 and 1998, respectively. These amounts consist primarily of the repayment of debt assumed in acquisitions.

CASH FLOWS FROM DISCONTINUED OPERATIONS

         Cash used in discontinued operations during the nine months ended September 30, 1999 consists primarily of cash used by RSG for acquisitions.

SEASONALITY

         The Company's operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models.

YEAR 2000

         The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000 ("Y2K"). The Company is addressing Y2K issues associated with computer programs, embedded chips and third party suppliers. The Company has developed a dedicated Y2K Project Office to coordinate compliance efforts and ensure that the project status is monitored and reported throughout the organization.

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

         The Company has developed plans to correct Y2K issues and, to date, has made progress as follows:

Automotive Retail:

         The Company's franchised automotive dealerships and AutoNation USA megastores use one of six Dealer Management Systems ("DMS"), which perform the core functions of a dealership's operations. The assessment and analysis of these systems is complete indicating, subject to verification and testing, that the DMS systems provided by these vendors are Y2K compliant or will be Y2K compliant with an upgrade. Substantially all of the Company's franchised automotive dealerships using these DMS systems have been upgraded to a compliant version.

         The Company is substantially complete with its assessment, analysis, remediation and testing of its other software applications, other business systems, products suppliers and embedded chips in use at its AutoNation USA megastores as well as some of its franchised automotive dealerships.

Automotive Rental:

         For several years, the Company, in conjunction with external consultants, has been developing the Global Odyssey system, which may replace substantially all rental systems, as well as the applicable hardware and operating systems. This system was designed to be Y2K compliant and Y2K testing was completed prior to the recent implementation of the Global Odyssey reservation, operations and financial systems at National's domestic operations prior to the end of 1998. The Global Odyssey fleet system was implemented at National's North American locations during the first quarter of 1999.

         Alamo has completed remediation of all of its existing systems. Testing is substantially complete but will continue throughout the remainder of 1999.

         The Automotive Rental Division has assessed the majority of its North American rental locations to identify other critical business systems, products and vendors, including embedded chip issues. Remediation is ongoing to modify or replace business systems, products and vendors that are not Y2K compliant. Remediation was substantially complete as of September 1999. The Company has also developed a plan for its European operations, some of which are supported by Alamo. The remaining European operations are supported by systems developed and supported by the United Kingdom headquarters. Analysis and testing of these systems was substantially completed in October 1999.

         CarTemps USA has only one automated mission critical application. Analysis and testing was completed in October 1999.

Costs To Address Y2K

         Through September 30, 1999, the Company has spent approximately $20.3 million on Y2K efforts across all areas; of which $9.5 million relates to the Company's continuing automotive retail operations and $10.8 million relates to the Company's discontinued automotive rental operations. The Company currently expects to spend a total of approximately $21.9 million upon completion ($11.0 million for continuing automotive retail operations and $10.9 million for discontinued automotive rental operations); $4.5 million of which has or is expected to be incurred as automotive retail capital expenditures and depreciated accordingly. Automotive rental amounts exclude costs associated with replacing the Company's automotive rental systems with Global Odyssey since the Global Odyssey implementation was planned in advance and not accelerated as a result of Y2K. The Company expects to fund Y2K costs through operating cash flow. All system modification costs associated with Y2K will be expensed as incurred. Y2K expenditures vary significantly in project phases and vary depending on remedial methods used. Past expenditures in relation to total estimated costs should not be considered or relied on as a basis for estimating progress to completion for any element of the Y2K project.

Risks and Contingency Plans

         The Company presently believes that upon remediation of its business software applications, embedded technology, and compliance by key vendors the Y2K issue will not present a materially adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if such remediation is not completed in a timely manner, the Company believes that the most likely worst case scenario would be a delay or disruption in the delivery of products, including but not limited to, the supply of new vehicles and/or original equipment manufacturer replacement (OEM) parts to the Retail and/or Rental divisions. Either of these conditions could have a material adverse impact on the Company's operations including, but not limited to, loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business.

         The Company has developed comprehensive business contingency plans for all mission critical business processes. These plans have been completed and will be updated throughout the remainder of 1999.

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

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 1998 included in the Company's Form 8-K dated October 21, 1999.

CONTINUING OPERATIONS

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized automotive retail installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $1.59 billion contractually maturing through 2005 which effectuate a variable to fixed rate swap at a weighted average rate of 5.70% at September 30, 1999. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

DISCONTINUED OPERATIONS

         At September 30, 1999, notional principal amounts related to interest rate swaps (variable to fixed rate) were $1.0 billion maturing as follows:
$400.0 million in the remainder of 1999; $300.0 million in 2000; $100.0 million in 2001; and $200.0 million in 2003. As of September 30, 1999, the weighted average fixed rate payment on variable to fixed rate swaps was 5.78%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate. The Company also has entered into certain derivative transactions to manage the impact of interest rate changes on variable rate rental vehicle asset backed medium-term notes. These derivatives consist of interest rate caps and floors with a notional amount of $1.25 billion maturing through 2005 which fix the effective rate on the underlying debt at 6.03%. Variable rates are indexed to LIBOR.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         (c) Sales of Unregistered Shares:

         All transactions listed below involve the issuance of shares of Common Stock by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         From time to time throughout the three months ended September 30, 1999, the Company issued an aggregate of 7,302,373 shares of Common Stock to certain warrant holders in connection with the exercise of warrants to purchase shares of Common Stock at exercise prices ranging from $1.13 to $3.50.

ITEM 5. OTHER INFORMATION

         On September 24, 1999, Michael J. Jackson was appointed Chief Executive Officer of the Company, to replace H. Wayne Huizenga and Steven R. Berrard who resigned as Co-Chief Executive Officers on September 24, 1999. In addition, Mr. Jackson was elected to the Company's Board of Directors in October 1999 to replace Mr. Berrard, who resigned from the Board of Directors in October 1999. Mr. Huizenga will remain as Chairman of the Board of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

         3.1 Third Amended and Restated Certificate of Incorporation of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999).

         3.2 Bylaws of AutoNation, Inc., as amended to date (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999).

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

         10.1* Letter Agreements dated March 26 and July 29, 1999 between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.

         10.2* Separation Agreement dated June 24, 1999 and effective September 24, 1999 for Steven R. Berrard, Co-Chief Executive Officer.

         10.3* Separation Agreement dated July 30, 1999 for John H. Costello, President.

         10.4* Letter Agreement dated September 22, 1999 between AutoNation, Inc. and Michael J. Jackson, Chief Executive Officer.

         27.1* Financial Data Schedule for the Nine Months ended September 30, 1999 (for SEC use only)

         27.2* Financial Data Schedule for the Nine Months ended September 30, 1998 (restated for discontinued operations) (for SEC use only)

-------------------------------
*Filed herewith

         (b)   Reports on Form 8-K:

               Form 8-K, dated June 30, 1999 (filed July 1, 1999), Item 5, reporting that the Company is searching for a new Chief Executive Officer.

               Form 8-K, dated and filed August 5, 1999, Item 5, reporting that the Company plans to separate its automotive rental division that includes Alamo Rent-A-Car, Inc., National Car Rental and CarTemps USA. In addition, the Company announced that Michael E. Maroone was named as the Company's President and Chief Operating Officer

               Form 8-K, dated August 30, 1999 (filed August 31, 1999), Item 5, reporting that William E. Lobeck will step down as President of the Company's Automotive Rental Group. The rental group, which includes National Car Rental, Alamo Rent-A-Car and CarTemps USA, will report to AutoNation's Chief Financial Officer, Michael S. Karsner, until a permanent successor is named.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AUTONATION, INC.

                                            By: /s/ Mary E. Wood
                                               --------------------------------
                                                Mary E. Wood
                                                VICE PRESIDENT AND
                                                CORPORATE CONTROLLER
                                                (PRINCIPAL ACCOUNTING OFFICER)



Date: November 12, 1999