Form 10-K
period 1999-12-31
AUTONATION INC /FL
filed 2000-03-30
CIK 350698

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-13107

                                AUTONATION, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                         73-1105145
          (State or Other Jurisdiction of                           (I.R.S. Employer
           Incorporation or Organization)                         Identification No.)
                110 S.E. 6TH STREET,
              FORT LAUDERDALE, FLORIDA                                   33301
      (Address of Principal Executive Offices)                         (Zip Code)
                                          (954) 769-6000
                       (Registrant's telephone number, including area code)

                   Securities Registered Pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                  -----------------------------------------
   Common Stock, Par Value $.01 Per Share                 New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 2000, the registrant had 361,124,289 shares of common stock outstanding and, at such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $2,191,093,195.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III  Portions of the Registrant's Proxy Statement relating to the
          2000 Annual Meeting of Stockholders.
Part IV Portions of previously filed reports and registration statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................   13
Item  3.  Legal Proceedings...........................................   13
Item  4.  Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item  6.  Selected Financial Data.....................................   15
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item  8.  Financial Statements and Supplementary Data.................   30
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   55

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   56
Item 13.  Certain Relationships and Related Transactions..............   56

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   57

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     AutoNation, Inc. is the largest automotive retailer in the United States. We own and operate more than 400 new vehicle franchises from dealership locations in 26 major metropolitan markets in 19 states, predominantly in the Sunbelt states. Our business consists primarily of the sale, financing and servicing of new and used vehicles. We also provide other related services and products, such as the sale of parts and accessories, extended service contracts, aftermarket automotive products and collision repair services. The core brands of vehicles that we sell, representing approximately 90% of the new vehicles that we sold last year, are manufactured or distributed by General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc. and Nissan North America, Inc. We also sell several luxury vehicle brands, including Mercedes-Benz, BMW, Lexus and Porsche. In total, we offer 39 different brands of vehicles.

     We also have built a rapidly growing e-commerce business. On our primary website, AutoNationDirect.com, consumers can research and arrange to purchase, finance and insure a new or used vehicle. We offer an on-line inventory of over 100,000 vehicles, primarily from our franchised automotive dealerships. In 1999, we sold approximately 46,000 vehicles to customers through the Internet sales channel. Our Internet sales were generated from customer leads purchased from third-party automotive websites and through our dealership websites and AutoNationDirect.com.

     We were incorporated in Oklahoma in 1980 and reincorporated in Delaware in 1991. Prior to 1995, we operated solely in the solid waste services business. In late 1995 and 1996, we entered the electronic security services, automotive retail and car rental industries through numerous acquisitions, and we changed our corporate name to Republic Industries, Inc. In 1997, we sold the electronic security services business to a third party. In 1998, our solid waste services business, which we organized under the corporate name Republic Services, Inc., completed an initial public offering of approximately 36% of its common stock. In 1999, we completed our separation of the solid waste services business by selling substantially all of our remaining interest in Republic Services to the public. We also changed our corporate name to AutoNation, Inc. in April 1999. Upon completion of the proposed separation and distribution of our automotive rental business, which we describe in more detail in the "Recent Developments" section of this document, we will operate only in the automotive retail business.

     Our common stock, par value $.01 per share, is listed on New York Stock Exchange under the symbol "AN." For information concerning our financial condition, results of operations and related financial data, and business combinations, you should review the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this document. We describe risks relating to our business, operations, financial performance and cash flows in the "Risk Factors" section in this document.

RECENT DEVELOPMENTS

     Planned ANC Rental Spin-off. We currently own ANC Rental Corporation, an automotive rental company that operates under the Alamo, National and CarTemps USA brand names. ANC Rental operates in all three markets of the automotive rental industry: leisure travel, business travel and vehicle replacement.

     In 1999, we announced our intention to separate ANC Rental from our automotive retail business and to distribute all of the shares of ANC Rental common stock to our stockholders in the form of a tax-free dividend. We determined that our automotive retail business and ANC Rental have distinct financial and operating characteristics and that separating the businesses would enable each company's management team to focus more exclusively on each company's operations, thereby maximizing stockholder value over the long term for each company. Additionally, we believe that the planned separation will provide each company's management with direct incentives and accountability to their respective public investors and will allow us to raise additional capital through an increase in our borrowing capacity to pursue our strategic business plan. We have received a ruling from the Internal Revenue Service to the effect that, based on the conditions set forth in the ruling, the distribution of ANC Rental stock to our stockholders would qualify as a tax-free dividend. Completion of the proposed spin-off, however, is subject to ANC Rental securing the necessary financing and other third-party approvals to operate as an independent publicly-traded company, as well as certain other conditions. Upon completion of the proposed spin-off, we intend for ANC Rental's common stock to trade on the NYSE. We have reclassified and reported ANC Rental's business as a discontinued operation. Accordingly, except as otherwise noted, the disclosure contained in this document relates solely to our automotive retail business.

     Closure of Our Used Vehicle Megastores. In December 1999, we made a decision to exit the stand-alone used vehicle megastore category of our automotive retail business by closing 23 company-owned AutoNation USA megastores and converting our remaining stand-alone megastore facilities into new vehicle franchises. We have completed the closure of the 23 megastores. We have also completed the relocation of franchised new vehicle dealerships into 11 of our former AutoNation USA megastore facilities, which we will continue to operate exclusively as franchised new vehicle dealerships, and we are currently converting our remaining three megastore facilities into franchised new vehicle dealerships. We are in the process of selling the excess real property resulting from the closure of our megastores. Eight additional AutoNation USA used vehicle megastores are currently owned by third parties and continue to operate pursuant to franchise agreements under which one of our wholly-owned subsidiaries acts as the franchisor. Our exit from the used vehicle megastore category will permit us to focus on our franchised automotive retail business.

     As a result of our decision in the fourth quarter of 1999 to exit the used vehicle megastore category, and in connection with other restructuring activities, we incurred pre-tax restructuring and impairment charges of approximately $443.7 million (approximately $297.9 million after tax). We include additional details about these charges in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this document, as well as in the Notes to our Consolidated Financial Statements.

     Stock Repurchase Program. In 1998, our board of directors authorized the repurchase of up to $500 million of common stock. In 1999, our board authorized additional share repurchase programs totaling $1.25 billion, including $500 million authorized by our board in December 1999. Since the 1998 inception of our share repurchase programs, we have repurchased 110.9 million shares of common stock for a cumulative purchase price of approximately $1.38 billion through February 29, 2000, leaving approximately $374.1 million remaining for share repurchases under the program. We expect to continue repurchasing shares under this program.

BUSINESS STRATEGY

     Our business strategy consists of the following key elements:

     - Build critical mass in each of our key markets.

     - Leverage our significant scale to drive out costs and to become the low-cost operator in our key markets.

     - Provide a unique customer experience at our dealerships and brand the experience under a single market brand in each local market.

     - Continue growing our e-commerce business to extend our position as the leading seller of vehicles via the Internet and develop a powerful national brand on the Internet.

  BUILD CRITICAL MASS IN EACH OF OUR KEY MARKETS

     We conduct automotive retail operations in 26 major metropolitan markets in 19 states. We believe we have achieved critical mass in several of our key markets. Our goal is to continue to build critical mass in our key markets so that we can create economies of scale in these markets. We intend to build critical mass in these key markets through strategic acquisitions.

  LEVERAGE OUR SIGNIFICANT SCALE TO BECOME THE LOW-COST OPERATOR

     As we build critical mass in each of our key markets, we believe that we can obtain significant cost savings through reduced marketing costs, improved working capital management and improved fixed-cost absorption. We also are managing the combined resources of our operations in each market in other ways to reduce costs, become the low-cost provider and maximize the economies resulting from our size. In this highly competitive business, we intend to leverage our unique scale to become the low-cost operator in our core brands, enabling us to deliver products and services to our customers at a competitive price while increasing our return on investment.

  PROVIDE A UNIQUE CUSTOMER EXPERIENCE AND ESTABLISH A POWERFUL MARKET BRAND IN EACH OF OUR KEY MARKETS

     We intend to provide a unique customer experience at our dealerships. As we reach critical mass in each market, we intend to establish a strong market brand. By aligning our dealerships under a single brand in each market, we believe that we can maximize the impact of our advertising while yielding significant efficiencies and cost savings compared to our competitors. As a result, we believe that we can create a presence in our key markets that convinces the automobile-buying public that an educated buying decision cannot be made without considering our branded dealerships.

     We are improving the customer experience at our dealerships in three specific areas. First, our dealerships offer an open-book finance menu, where the customer knows exactly what his or her base payment will be, what the interest rate will be and what other products are available for purchase, such as warranties. The second area is the Internet sales process, which we have designed to provide up-front information to customers about vehicle pricing and availability. The third area is our service business, where we have installed advanced production systems that enable us to provide more convenient and affordable service.

     In December 1998, we launched the "Mile High Project" and converted our franchised automotive dealerships in the Denver metropolitan market into a single network that we branded under the "John Elway AutoNation USA" name. All of our Denver dealerships feature common sales, service and operating practices, including "low no-haggle pricing," and emphasize customer service and owner retention. While we had many successes in Denver, including significant increases in sales volume, the Mile High Project also presented many challenges. The transition of 17 different dealerships from traditional, negotiated pricing to "one-price/no-haggle" pricing required numerous changes to store operations and a significant training program for our associates. Although we experienced reduced margins and profitability after the launch of the Mile High Project, we expect that in the first quarter of 2000, our margins and profitability in Denver will exceed historical levels.

     Using the results of our Mile High Project, we implemented a similar project in the Tampa/ St. Petersburg, Florida market in December 1999, consolidating most of our dealerships in that market under the "AutoWay" brand. In implementing the most successful sales, service and operating practices from our Denver operations, we are placing greater emphasis on maintaining margins while operating with a one low, no haggle price and a customer friendly sales process in Tampa/St. Petersburg. We will carefully assess our results in Tampa/St. Petersburg and Denver in order to enhance the operating strategies that we will adopt in our other key markets.

  GROW OUR E-COMMERCE BUSINESS AND DEVELOP A NATIONAL INTERNET BRAND

     We intend to continue to leverage our industry-leading fulfillment capability via the Internet to create a national e-commerce brand emphasizing low, one-price shopping. We believe that the combination of our automotive retail operations, which are four times the size of our nearest competitor in the United States today, with the on-line presence that we have built, uniquely positions AutoNation to be the leading e-commerce company in automotive retailing. Our e-commerce business includes our flagship AutoNationDirect.com website, which we launched in July 1999. On AutoNationDirect.com, consumers can research a vehicle and then browse our local dealership inventories or our listing of over 100,000 new and used vehicles, select a vehicle and arrange financing and insurance for the vehicle. Unlike other automotive websites which hand off the customer to a dealership or attempt to broker a vehicle sale through a dealership, we have the capability to service the customer from the moment he or she clicks onto one of our websites until the moment the customer takes delivery of the vehicle from one of our franchised dealerships or one of our licensed independent dealerships.

     In order to capitalize on this e-commerce opportunity, we have established an e-commerce sales force of specially-trained Internet Sales Guides based at each of our dealerships. Our Internet Sales Guides use "Compass," a proprietary software program, to track and service customers who come to us through the Internet. Compass, which can alert an Internet Sales Guide as soon as an inquiry is received from a prospective customer, can be accessed wherever Internet service is available, 24 hours a day, seven days a week. This access allows rapid response times to our e-commerce inquiries. Our average response time of approximately two hours per inquiry is well below reported industry average response times. We have also developed relationships with select third-party automotive websites, resulting in additional sales opportunities for our dealerships to gain market share among customers who shop through the Internet.

     Our e-commerce strategy allowed us in 1999 to become the largest automotive retailer via the Internet based on sales of vehicles by our dealerships through Internet channels. We sold approximately 46,000 new and used vehicles via the Internet sales channel in 1999. Our Internet sales were generated from customer leads purchased from third-party automotive websites and through our dealership websites and AutoNationDirect.com. Based on total revenue, our more than $1 billion in vehicle sales via the Internet sales channel in 1999 ranks us first among all of our automotive retail competitors. In 2000, we intend to decrease our dependence on third-party leads and increase our emphasis on generating customers through AutoNationDirect.com and our dealership websites. In addition, we are seeking to establish strategic partnerships and alliances to enhance our opportunities to reach customers through the Internet. We may also make strategic acquisitions to enhance our e-commerce business.

OPERATIONS

     Our continuing operations consist of our automotive retail business. We have classified our automotive rental business as a discontinued operation.

     We own and operate more than 400 automotive franchises from dealership locations in 19 states. We own and operate franchises granted by the manufacturers of 39 different makes of vehicles. The core brands of vehicles that we sell are manufactured or distributed by General Motors, Ford, DaimlerChrysler, Toyota, Honda and Nissan. Our management structure is focused on our local markets, where day-to-day decision-makers can be more responsive to the needs of local customers. We have established ten districts to manage our automotive retail business. The number of dealerships comprising each district varies from district to district.

     Each of our automotive franchises offers brand name new and used vehicles. Customers generally have a choice of purchasing or leasing any vehicle available in the dealerships. Each of our dealerships also offers financing for vehicle purchases, extended service contracts and other finance and insurance products, as well as other aftermarket products such as vehicle accessories, upgraded sound systems and theft deterrent systems. Almost all of our dealerships have service facilities that provide a wide range of vehicle maintenance and repair services.

     We operate each of our new vehicle dealerships under a franchise agreement with a vehicle manufacturer. The franchise agreements grant the franchised automotive dealership a non-exclusive right to sell the manufacturer's brand of vehicles and offer related parts and service within a specified market area. The franchise agreements also grant the dealerships the right to use the manufacturer's trademarks in connection with the sale of its vehicles. The franchise agreements impose numerous operational requirements and restrictions on the automotive dealerships relating to inventory levels, working capital requirements, the sales process, marketing and branding, showroom, service facilities and signage, personnel and monthly financial reporting, among other things. The franchise agreements also provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes, subject to applicable state franchise laws that limit a manufacturer's right to terminate a franchise.

     We also have entered into framework agreements with most major vehicle manufacturers. These agreements contain provisions relating to our acquisition, ownership structure, management, operation, and advertising and marketing of automotive dealerships franchised by such manufacturers. The agreements also set limits on the number of dealerships that we may acquire of the particular manufacturer, nationally and in local markets, and contain certain restrictions on our ability to name and brand our dealerships. In addition, some of these framework agreements give the manufacturer the right to acquire, at fair market value, the automotive dealerships franchised by that manufacturer under specified circumstances in the event of a change in control of our company, the acquisition of 20% or more of the voting stock of our company by another manufacturer or other extraordinary corporate transactions such as a merger or sale of all of our assets.

     We acquire new vehicles directly from the manufacturers. We generally acquire used vehicles from customer trade-ins, off-lease programs and, to a lesser extent, auctions and other sources. At the auctions, we purchase used vehicles through competitive bidding. We recondition used vehicles acquired for retail sale at our dealerships using the service facilities at our dealerships.

     We provide financial products and services to our customers through third parties, including the vehicle manufacturers' captive finance companies, as well as our automotive finance arm, AutoNation Financial Services. AutoNation Financial Services' products include retail financing, extended service contracts, secondary customer referral programs, vehicle protection and maintenance programs and insurance products.

SALES AND MARKETING

     We believe in providing quality services that will enable us to maintain high levels of satisfaction from our customers. We derive our business from a broad customer base which we believe will enable us to experience stable growth. Our marketing efforts focus on building our business with existing customers as well as attracting new customers.

     We engage in mass marketing and advertising in various media to attract a broad retail customer base in the markets in which we operate. We advertise primarily through newspapers, radio, outdoor billboards and television in our local markets. We expect to continue to realize cost savings and efficiencies with respect to advertising expenses, due to volume discounts and other concessions as we increase our presence within our key markets.

CUSTOMERS

     As of December 31, 1999, no one customer individually comprised more than 10% of our total revenue.

REGULATIONS

  Automotive Laws and Regulations

     We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including sales, finance and insurance related licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operating, advertising and employment practices. These laws and regulations include state franchise laws and regulations and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

     The imported automobiles we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges. Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. All states regulate finance fees and charges that may be paid as a result of vehicle sales.

     Our operations are also subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. Possible penalties for violation of any of these laws include revocation of our licenses and fines. In addition, many laws may give customers a private cause of action.

  Environmental Regulations

     Our business is subject to a variety of federal, state and local requirements that regulate public health and safety, the environment, zoning and land use. The states in which we operate have enacted their own laws and regulations, or are authorized to administer federal programs, governing the management of hazardous materials, water and air emissions, solid waste disposal, and the release and cleanup of regulated substances. In addition, permits may be required for certain activities such as wastewater discharges and air emissions at our facilities, and these permits are subject to renewal, modification, and revocation. Governmental authorities can enforce compliance with these regulatory requirements, and may seek to obtain injunctions or impose fines and other sanctions, including criminal penalties, for alleged violations. The United States Environmental Protection Agency and various other federal, state and local agencies and authorities administer these regulatory and enforcement programs.

     Our business involves the use, handling, storage, and/or contracting for recycling or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents and fuel.

     Water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs apply to some of our operations. Similarly, some of our operations are subject to the federal Clean Air Act, and related state and local laws, regarding air emissions. Various health and safety standards, which the Occupational Safety and Health Administration of the United States Department of Labor has promulgated, apply to our operations.

     A framework has been established under the Resource Conservation and Recovery Act for regulating the handling, transportation, treatment and disposal of hazardous and non-hazardous solid wastes, and the management of underground storage tanks or USTs. A number of our businesses operate USTs, which are used primarily to store petroleum-based products. USTs are subject to periodic testing, upgrading, and removal, and remedial action in the event of leaks or other discharges. If a discharge occurs from USTs that we own or operate, and migrates onto the property of others, we could be subject to liability for clean-up costs, and other damages to third parties.

     The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, provides for the clean-up of sites where a release of a hazardous substance into the environment has occurred. Past and current owners and operators of the site, as well as parties who transported or arranged for disposal, collectively known as Potentially Responsible Parties or PRPs, may be subject under CERCLA to strict, retroactive, joint and several liability for response costs and for damages to natural resources. We could be liable under CERCLA for the cost of cleaning up regulated substances deposited at certain sites and for damages to nearby natural resources. Some of the entities we have acquired were, or have been, designated as PRPs, typically as a result of historical disposal or recycling activities. In many cases we have indemnification rights with respect to compliance with CERCLA against the former owners of the businesses that we have acquired, and some of the former owners have been paying remedial costs for CERCLA cleanups. We do not expect the costs of complying with any of the applicable environmental, health and safety laws and regulations to have a material adverse effect on our business, results of operations, cash flows or financial condition.

COMPETITION

     We operate in a highly competitive industry. Each of our key markets includes a large number of well-capitalized competitors that have extensive automotive dealership managerial experience.

     According to the National Automotive Dealers Association, Automotive News and reports of various financial analysts, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships, approximately 56,000 independent used vehicle dealers, and individual consumers who sell used vehicles in casual private transactions primarily through classified ads and by word of mouth. Several other public companies, as well as certain automotive manufacturers, are attempting to establish national or regional automotive retail chains. We believe that the principal competitive factors in the automotive retail business are price, selection, service and location.

     We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increasing competitive pressures from on-line automotive websites. Consumers use the Internet to compare pricing for cars and related finance and insurance services, which may create price convergence and reduce margins for new and used vehicles and related finance and insurance services. In addition, some Internet retailers have begun efforts to acquire dealership franchises in an effort to sell vehicles direct to the customer without having to acquire them from a dealership. Also, other franchised dealership groups have begun to align themselves with Internet retailers and expend significant resources on Internet compatibility, each of which could materially adversely affect our business.

INSURANCE AND BONDING

     Our business exposes us to the risk of liabilities arising out of our operations. Potential liabilities could involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.

     The automotive retail business is also subject to substantial risk of property loss due to the significant concentration of property values at dealership locations. Accordingly, we have purchased liability and property insurance subject to certain deductibles or loss retentions. We purchase umbrella liability insurance to provide insurance in excess of our primary insurance policies. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we strive to operate safely and prudently and have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses which could have a material adverse effect on our financial condition, results of operations or cash flows.

     Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require that we secure our obligation for deductible reimbursements with collateral. Our collateral requirements are set by the insurance companies and to date have been satisfied by posting surety bonds and letters of credit. Our collateral requirements may change from time to time based on, among other things, our claims experience.

EMPLOYEES

     As of December 31, 1999, we employed approximately 33,000 full time employees in our automotive retail business, approximately 650 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

SEASONALITY

     Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenue and operating results to be generally lower in our first and fourth quarters as compared to our second and third quarters.

TRADEMARKS

     We own a number of registered service marks and trademarks and also have a number of applications pending to register, among other marks, AutoNation(SM), AutoNation USA(SM), AutoNationDirect(SM), AutoWay(SM) and It's about Lower Prices, It's about Higher Standards, It's about Time(SM). Pursuant to agreements with vehicle manufacturers, we have the right to use and display manufacturers' trademarks, logos and designs at our dealerships and in our advertising and promotional materials, subject to certain restrictions. The current registrations of our service marks and trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that the registered owner complies with all applicable laws.

EXECUTIVE OFFICERS OF AUTONATION

     We provide below information regarding our executive officers who are not also directors of our company. Biographical information regarding our executive officers who are also directors of our company, namely, H. Wayne Huizenga, Michael J. Jackson and Harris W. Hudson will be set forth in our Proxy Statement relating to the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

     MICHAEL E. MAROONE, age 46, has served as our President and Chief Operating Officer since August 1999. Following our acquisition of the Maroone Automotive Group in January 1997, Mr. Maroone served as President of our New Vehicle Dealer Division. In January 1998, Mr. Maroone was named President of our Automotive Retail Group with responsibility for our new and used vehicle operations. Prior to joining our company, Mr. Maroone was President and Chief Executive Officer of the Maroone Automotive Group, one of the country's largest privately-held automotive retail groups.

     PATRICIA A. MCKAY, age 42, has served as our Senior Vice President - Finance and Controller since November 1999. Since November 1999, Ms. McKay has also served as our Acting Chief Financial Officer. Ms. McKay joined our company in January 1997 as Vice President, Operations Controller. From February 1998 until November 1999, Ms. McKay served as Senior Vice President of Finance of our Automotive Retail Group. Prior to joining our company, Ms. McKay served from October 1988 until December 1996 in various positions with Dole Food Company, Inc., a multinational packaged food company, most recently as Vice President of Finance and Controller. From June 1983 through July 1988, Ms. McKay served as Senior Audit Manager with Arthur Andersen LLP.

     JONATHAN P. FERRANDO, age 34, has served as our Senior Vice President, General Counsel and Secretary since January 2000. From March 1998 until January 2000, Mr. Ferrando served as our Senior Vice President and General Counsel of our Automotive Retail Group. Mr. Ferrando joined our company in July 1996 as Senior Counsel with responsibility for the legal affairs of our automotive retail business. From January 1997 until May 1997, Mr. Ferrando served as our Vice President and Senior Counsel. From May 1997 to February 1998, he served as our Vice President and Associate General Counsel. Prior to joining our company, Mr. Ferrando was a corporate attorney in Chicago, Illinois with Skadden, Arps, Slate, Meagher & Flom, a global full service law firm, from 1991 until 1996. Mr. Ferrando's practice at Skadden, Arps, Slate, Meagher & Flom was concentrated in the areas of mergers and acquisitions and corporate finance.

     JAMES J. DONAHUE, JR., age 43, has served as our Senior Vice
President - Corporate Communications since January 1999. Mr. Donahue served as Vice President - Corporate Communications from February 1997 until January 1999. Prior to joining our company, Mr. Donahue was Vice President - Corporate Communications of Duracell International, Inc., a multinational manufacturer of batteries from 1993 until 1997.

RISK FACTORS

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Some of the statements and information contained throughout this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal

Private Securities Litigation Reform Act of 1995. The forward-looking statements describe our expectations, plans and intentions about our business, financial condition, results of operations, cash flows and prospects, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements, expressed or implied, by the forward-looking statements. These risks, uncertainties and other factors include the following:

     We Face Significant Competition in the Automotive Retail Industry. We operate in a highly competitive environment. Our competition includes publicly and privately-owned dealerships, some of which operate large groups, any of which may sell the same or similar makes of new and used vehicles in our markets at competitive prices. Other competitors include franchised automotive dealerships selling other brands of vehicles, private market buyers and sellers of used vehicles, used vehicle dealers, service center chains, independent service and repair shops and private and publicly-owned finance companies, including those of automobile manufacturers, and, as we describe below, on-line automotive retailers. Our franchise agreements generally do not give us the exclusive right to sell a manufacturer's product within a given geographic area, although state franchise laws do provide certain protections. These and other competitive pressures could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

     We also face increasing competition from the rapidly growing automotive retail e-commerce business. A number of e-commerce companies have established automotive-related websites in the past year, and many of these companies have access to substantial capital. One of the effects of the Internet on the automotive retail industry has been that customers have gained increased access to information on prices for vehicles and related finance and insurance services, which we believe will result in price convergence as vehicle pricing and dealer cost becomes more transparent to consumers. This may result in reduced margins for new and used vehicle sales and related finance and insurance services.

     Our success in gaining on-line customers will depend on our ability to obtain high visibility on the Internet, either through our own websites or through strategic partnerships and alliances with Internet companies. However, many Internet automotive retailers have access to substantial capital through the public markets and venture capital financing and may be able to make a substantial investment in Internet advertising and website technology, which may have a material adverse effect on the success of both our e-commerce and traditional dealership businesses.

     We Will Need Substantial Additional Capital and We Have Significant Indebtedness Outstanding. We will need substantial additional capital to continue expanding in our key markets and to execute our strategy effectively. We have two unsecured revolving credit facilities in place in the aggregate principal amount of $1.5 billion. As of February 29, 2000, we have drawn approximately $1.1 billion on these facilities and we have approximately $362.0 million available for future use, which will include, among other things, dealership acquisitions, capital expenditures, the development of our e-commerce business and continuing our stock repurchase program. One of our credit facilities, in the principal amount of $500 million, will expire in March 2001, and we cannot assure you that we will be able to renew this facility or our other facility on terms acceptable to us.

     Additionally, as of December 31, 1999, we had approximately $2.2 billion of floor plan indebtedness outstanding under credit facilities with various financing sources. A substantial portion of our outstanding indebtedness is at floating interest rates. At times, we use interest rate swaps to manage the risk of interest rate fluctuations, but a substantial increase in interest rates could adversely affect our cost of indebtedness for borrowed money. Our floor plan indebtedness, which we use to finance our vehicle inventory, is secured by our vehicle inventory. This may limit our ability to borrow from other sources or for other uses. In light of the recent declines in the price of our common stock, we may not be able to issue shares of common stock to complete dealership acquisitions or to raise additional capital in the future. We cannot assure you that sufficient financing for our business and operations, and to execute our strategic business plan, will be available on a timely basis, if at all, or on terms acceptable to us. In the event that financing is not available or is not available in the amounts or on terms acceptable to us, it could impede the implementation of our business strategy and limit our ability to grow our business or to react to changes in the automotive retail industry. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

     The Automotive Retail Industry Is Cyclical and Is Sensitive to Changing Economic Conditions. Sales of motor vehicles, particularly new vehicles, historically have been subject to substantial cyclical variation characterized by oversupply and weak demand. We believe that many factors affect the industry, including consumer confidence, the level of personal discretionary spending, interest rates, fuel prices and credit availability. We note that 1999 was a record year for the automotive industry in general and our company specifically in terms of volume of new vehicles sold and we cannot assure you that the industry or our company will not experience sustained periods of decline in vehicle sales in the future as a result of the occurrence of any of the factors described above, particularly in the event of further increases in interest rates or fuel prices or in the event of an economic downturn.

     We May Not Be Able to Successfully Roll Out Our Strategy to Other Markets Where We Currently Operate. The success of our business model depends in large part on our ability to brand our franchised dealerships in any given market under a common name that is identified with a superior consumer experience. Our ability to deliver a superior consumer experience will depend upon our access to a wide variety of desirable new and used vehicle inventory, consumer acceptance of the pricing philosophy we adopt in the market and our ability to consistently deliver on a brand promise at each of our dealerships within a given market. Since the dealerships within each of our key markets were acquired from independent organizations and historically have operated independently, we may have difficulty adapting common business practices across our dealerships in a given market. Moreover, our franchise agreements and framework agreements with automotive manufacturers contain restrictions on dealership names and, therefore, we cannot assure you that we will be able to choose brand names in all of our markets that are uniform and appealing to consumers.

     We May Have Difficulty Expanding Through Acquisitions of Franchised Automotive Dealerships in Our Key Markets. The growth of our automotive retail business since our inception has been primarily attributable to acquisitions of franchised automotive dealership groups. Although we do not expect to complete dealership acquisitions at the same pace as we have in the past, we anticipate that we will continue to expand our operations in our key markets through additional acquisitions of franchised automotive dealerships. However, we face a competitive environment in acquiring additional dealership groups, and the significant consolidation in the industry in our key markets over the last several years has resulted in fewer dealership groups being available for purchase. Accordingly, we cannot assure you that we will be able to acquire dealerships selling desirable automotive brands at desirable locations in our key markets, or that any such acquisitions can be completed on favorable terms. Furthermore, we cannot assure you that we will have sufficient capital to finance proposed acquisitions.

     Automotive Manufacturers May Impede Our Acquisition Strategy. Approval of the applicable automotive manufacturer is required prior to completing any dealership acquisition. Although we have established framework agreements with most major manufacturers to facilitate our acquisition of dealerships operating their franchises, we cannot assure you that these manufacturers or any other manufacturers will approve any particular dealership acquisition or will not otherwise seek to impose restrictions on future acquisitions, operations or capital structure as a condition to granting their approval. Many vehicle manufacturers also retain the right of first refusal with respect to any proposed sale of a dealership that they franchise, meaning that the manufacturer or its designee could complete a proposed acquisition by us on the agreed-upon terms. In addition, we have negotiated with the major manufacturers limits on the number of dealerships that we may acquire either nationally or in any given market or both. We have approached these limits in some markets and may approach them in other markets in the future as we continue to expand. We cannot assure you that our growth strategy will be unaffected by these limits. Our ability to complete additional acquisitions under these agreements is also limited by our success in meeting certain sales and customer satisfaction targets set by the manufacturers. We cannot assure you that we will be able to satisfy the applicable operating performance requirements so that we can continue to make acquisitions.

     We May Have Difficulty Integrating Acquired Dealerships into Our Operations. We have built a significant retail business through rapid acquisitions of franchised automotive dealership groups in a short period of time. As a result of our prior acquisitions of certain large dealership groups, we have acquired dealerships that are located in markets in which we do not intend to focus or that sell automotive brands other than our core brands and certain luxury brands. The successful implementation of our business strategy will depend in part on our ability to integrate recently acquired dealership groups into our existing dealership operations and to dispose of non-core dealerships. The successful integration of such recently-acquired dealership groups will depend on management's ability to consolidate operations, integrate departments, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings, while maintaining or improving operating performance. The integration of dealership groups requires significant managerial focus and time, and we cannot assure you that such integration will result in improved operating performance or increased cost savings in a timely manner or at all.

     We Depend on Vehicle Manufacturers for Our New Vehicle Inventory
Supply. The success of our dealerships is dependent on maintaining an adequate inventory of desirable products at the right locations and at the right times. We rely exclusively on the various automotive manufacturers for our new vehicle inventory, and we cannot assure you that the manufacturers will be able to produce vehicles that consumers desire, or to supply us with such vehicles at the appropriate locations and at acceptable quantities and prices. Our success is dependent, to a large extent, on the success of the applicable vehicle manufacturer, the financing or incentive programs the manufacturer offers to consumers and consumer demand for its products. Any event that may have a material adverse effect on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers with whom we hold franchises, such as labor strikes, supply shortages, adverse publicity, product defects or general economic downturns, may have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

     We Are Subject to Operating Restrictions Imposed by Vehicle
Manufacturers. The franchise agreements to which our dealerships are subject and the framework agreements that we have with many major automotive manufacturers impose significant restrictions on our ability to operate our dealerships. These agreements provide the manufacturers with considerable influence over the operations of our dealerships, including the level at which we capitalize our dealerships, the condition of our dealership facilities, our performance standards with respect to sales volume and customer satisfaction, our selection of dealership management and other factors. They also grant the manufacturer the right to terminate our franchise for a variety of causes, subject to state laws. Additionally, manufacturers can restrict our ability to relocate our franchised dealerships to more desirable locations within our key markets. Manufacturers may attempt to impose restrictions that could limit our ability to implement some of our strategic initiatives relating to the operation, location, naming and marketing of our franchised dealerships, or our e-commerce business.

     The Loss of Key Personnel Could Affect Our Operations. Our success depends to a significant degree upon the continued contributions of the dealership management in our local markets. As we expand we will need to hire additional qualified managers. The market for qualified employees in the industry and in the markets in which we operate, particularly for qualified general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We also believe that many of our sales and service personnel, particularly in the area of Internet operations, are pursued from time to time by our competitors. The loss of a group of key employees in any of our markets could have a material adverse effect on our business and results of operations in that market.

     We Are Subject to Extensive Governmental Regulation. The automotive retail industry is subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements and consumer protection laws. The violation of these laws and regulations can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation of our license to operate the subject business. Our future acquisitions may also be subject to regulation, including antitrust review. Certain state laws impose significant restrictions on our ability to operate our businesses, such as our ability to relocate our dealerships to more desirable sites. Future regulations may be more stringent and require us to incur significant additional compliance costs. We also may be subject to increased regulatory scrutiny as we build our presence and increase our visibility in our target markets. In addition, as the on-line automotive business expands, there may be new laws and regulations adopted, or increased regulatory scrutiny and enforcement of existing laws and regulations, that could have a material adverse effect on our e-commerce business.

     We may need to spend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable federal, state and local regulation of health, safety, environment, zoning and land use. If environmental laws become more stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated occurrences or regulatory developments, the amounts and timing of future environmental expenditures could vary substantially from those currently anticipated.

     We Are Subject to Various Legal and Administrative Proceedings. We are involved, and will continue to be involved, in legal proceedings in the ordinary course of business, including litigation with customers and employment related lawsuits. A significant judgment against us or the imposition of a significant fine could have a material adverse effect on our business and financial condition. We cannot assure you with respect to the outcome of these administrative and legal proceedings and the effect such outcomes may have on us.

     Matters Relating to Imported Products May Affect Our Operations. A significant portion of our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the value of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and economic conditions in foreign countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which could affect our operations and our ability to purchase imported vehicles or parts.

     We May Not Be Able to Complete the Spin-off of ANC Rental. We currently report ANC Rental's business as a discontinued operation. We intend to separate ANC Rental from our automotive retail business and distribute all of the shares of ANC Rental stock to our stockholders in the form of a tax-free dividend. Completion of the proposed spin-off, however, is subject to ANC Rental securing the necessary financing and other third-party approvals to operate as an independent publicly-traded company as well as certain other conditions. If we are unable to separate ANC Rental through a spin-off or otherwise, we would need to continue to operate and finance ANC Rental's business and, consequently, our borrowing capacity would be more limited, our management's focus would be diverted from our automotive retail operations and we would be subject to the risks associated with the automotive rental business, including those described below.

     The operations of ANC Rental are subject to a number of risks which may affect its business or results of operations, including the following: ANC Rental has substantial debt; competition in the automotive rental industry may impact ANC Rental's prices or market share; ANC Rental may have difficulty obtaining financing necessary to operate its business; ANC Rental has experienced difficulty with its computer operating system; ANC Rental's business strategy, focusing on high levels of service emphasizing speed and choice, may cause a decline in its business volume; ANC Rental's fleet is subject to manufacturer repurchase programs and residual value risk which may impact its ability to purchase or dispose of its fleet; the automotive rental business is seasonal and highly sensitive to economic conditions, particularly fuel costs and fuel supplies, and ANC Rental may need to add administrative and executive personnel.

     ANC Rental experienced a loss from operations of $76.3 million, and a net loss after interest and taxes of $71.0 million, during the year ended December 31, 1999. Contributing to the loss for fiscal 1999 were several events, including but not limited to, (1) provisions for plans to restructure ANC Rental's operations through the consolidation of its North American headquarters, the reduction of 250 non-field personnel, the rationalization of fleet inventory and the consolidation of some of ANC Rental's unprofitable locations; (2) allowances for doubtful accounts on certain past due receivables; and (3) operational matters such as renegotiation of some of ANC Rental's international supply agreements and higher fleet and administrative costs. These events contributed to a fourth-quarter loss from operations of $123.3 million. We expect ANC Rental to incur a loss from operations in the first quarter of 2000, which will significantly exceed its first-quarter operating loss of $9.0 million in 1999.

ITEM 2.  PROPERTIES

     We own our corporate headquarters building, which is located in Fort Lauderdale, Florida. We also own or lease numerous facilities relating to our operations in 19 states. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair shops, supply facilities, automobile storage lots, parking lots and offices. We believe that our facilities are sufficient for our needs and are in good repair.

     In December 1999, we closed 23 of our used vehicle megastores. We are actively marketing these properties for sale along with other excess real estate of which we intend to dispose.

ITEM 3.  LEGAL PROCEEDINGS

     By letter in January 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, accused our wholly-owned subsidiary, AutoNation USA Corporation, of infringing CarMax's trademark rights by using the marks "AutoNation USA" and "The Better Way to Buy a Car." AutoNation denied these allegations and in February 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of these marks does not violate any of the rights of CarMax. In October 1996, CarMax filed a counterclaim against AutoNation seeking damages and an order enjoining AutoNation from using certain marks, including the marks "AutoNation USA" and "The Better Way to Buy a Car." In November 1998, following a jury trial, the court entered a judgment in favor of AutoNation USA and against CarMax with respect to the marks in question. In December 1998, CarMax filed a notice of appeal of the trial court's decision with the U.S. Court of Appeals for the Eleventh Circuit. In December 1999, the Eleventh Circuit ruled in our favor by affirming per curiam the lower court's dismissal of this matter. To our knowledge, no further appeals have been filed in this matter.

     A patent infringement suit naming us as a defendant was filed in January 2000 in the U.S. District Court for the Eastern District of Texas by an individual, Allan Konrad, who holds three patents allegedly covering intranet/internet use. Mr. Konrad also owns a fourth patent application allegedly covering e-commerce. Thirty-eight other companies, including General Motors, Ford and DaimlerChrysler are codefendants in this litigation. We procure all products and services related to this infringement allegation from suppliers and we believe that we are entitled to be indemnified by these suppliers for any loss that may result from this litigation. The technology covered in the Konrad patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents. Technology of this type is widely used by us and its continued use is required.

     We are a party to numerous other legal proceedings which arose in the ordinary course of business. We do not believe that the ultimate resolution of these matters, as well as the matters described above, will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of any of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Since April 6, 1999, our common stock has traded on the NYSE under the symbol "AN." From June 20, 1997 until April 5, 1999 our common stock traded on the NYSE under the symbol "RII." The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported by the NYSE.

                                                              HIGH    LOW
                                                              ----    ---
1999
First Quarter...............................................  $16 15/16 $12 1/8
Second Quarter..............................................   18 3/8  11 5/8
Third Quarter...............................................   17 7/8  11 1/2
Fourth Quarter..............................................   12 11/16   7 1/2
1998
First Quarter...............................................  $29     $19 3/16
Second Quarter..............................................   30      22 15/16
Third Quarter...............................................   27      13 3/4
Fourth Quarter..............................................   18 3/8  10

     On March 23, 2000, the closing price of our common stock was $8 1/16 per share as reported by the NYSE. On March 23, 2000, there were approximately 4,400 holders of record of our common stock.

     We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We currently intend to retain our earnings for future growth and, therefore, we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following Selected Financial Data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                 1999        1998        1997       1996       1995
                                               ---------   ---------   --------   --------   --------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenue......................................  $20,111.8   $12,664.6   $6,122.8   $2,933.7   $2,361.7
Income (loss) from continuing operations.....      (31.5)      225.8       13.4       (1.1)      17.1
Net income (loss)............................      282.9       499.5      439.7       (6.7)      34.6
Basic earnings (loss) per share:
  Continuing operations......................  $    (.07)  $     .50   $    .03   $     --   $    .07
  Discontinued operations....................        .73         .60       1.06        .08        .06
  Extraordinary charge.......................         --          --         --       (.10)        --
                                               ---------   ---------   --------   --------   --------
  Net income (loss)..........................  $     .66   $    1.10   $   1.09   $   (.02)  $    .13
                                               =========   =========   ========   ========   ========
Diluted earnings (loss) per share:
  Continuing operations......................  $    (.07)  $     .48   $    .03   $     --   $    .06
  Discontinued operations....................        .73         .58        .99        .08        .07
  Extraordinary charge.......................         --          --         --       (.10)        --
                                               ---------   ---------   --------   --------   --------
  Net income (loss)..........................  $     .66   $    1.06   $   1.02   $   (.02)  $    .13
                                               =========   =========   ========   ========   ========
Total assets.................................  $ 9,613.4   $ 8,412.2   $4,852.1   $2,229.1   $1,378.0
Long-term debt...............................      836.1       520.9      261.1      269.3       69.7
Shareholders' equity.........................    4,601.2     5,424.2    3,484.3    1,419.9      789.0

     See Notes 2, 6, 10 and 11 of Notes to Consolidated Financial Statements for discussion of business combinations, shareholders' equity, restructuring and impairment charges and discontinued operations, respectively, and their effect on comparability of year-to-year data. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of our dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with the "Introduction", "Recent Developments", "Business Strategy" and "Risk Factors" sections of this Form 10-K and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

DISCONTINUED BUSINESS SEGMENTS

     In August 1999, we announced our intention to separate our automotive rental businesses, which have been organized under ANC Rental Corporation, from our automotive retail businesses. We intend to distribute our entire interest in ANC Rental to our stockholders on a tax-free basis, subject to, among other things, ANC Rental securing the necessary financing and third party approvals to operate as an independent public company, as well as certain other conditions. We have obtained a private letter ruling from the Internal Revenue Service that, subject to the conditions set forth in the letter, the distribution of ANC Rental will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. As discussed in Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements, our automotive rental segment has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations. Upon completion of the planned ANC Rental distribution, our consolidated shareholders' equity will be reduced by the net assets of ANC Rental as of the distribution date.

     In July 1998, we completed an initial public offering of 36.1% of the common stock of our former solid waste subsidiary, Republic Services, Inc. In May 1999, we sold substantially all of our remaining interest in Republic Services in a public offering. As discussed in Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements, our former solid waste services segment has been accounted for as discontinued operations and accordingly, the gain on disposition, operating results and net assets at December 31, 1998 have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

     In October 1997, we sold our former electronic security services division. As discussed in Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements, the operating results and gain on disposition of our former electronic security services segment have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

BUSINESS COMBINATIONS

     We have established framework agreements with various manufacturers that allow us to acquire franchised automotive dealerships subject to various limits and conditions. Since 1996, we have aggressively expanded our automotive retail operations through the acquisition of franchised automotive dealerships. We currently expect that we will continue to complete acquisitions of franchised automotive dealerships during 2000. However, we do not expect to complete acquisitions at the same pace we have in the past. Acquisitions to be completed in 2000 will tend to be single dealerships or small dealership groups focused in key markets in which we already conduct operations, or strategic acquisitions to enhance our e-commerce business.

     Businesses acquired through December 31, 1999 and accounted for under the purchase method of accounting are included in our Consolidated Financial Statements from the date of acquisition. Businesses acquired and accounted for under the pooling of interests method of accounting have been included retroactively in our Consolidated Financial Statements as if the companies had operated as one entity since inception.

     During the year ended December 31, 1999, we acquired various automotive retail businesses. We paid approximately $879.1 million in cash for these acquisitions, all of which were accounted for under the purchase method of accounting.

     During the year ended December 31, 1998, we acquired various businesses in the automotive retail, automotive rental and solid waste services industries. With respect to continuing operations, we issued approximately 21.9 million shares of our common stock, par value $.01 per share, valued at $473.2 million and paid approximately $727.0 million in cash for acquisitions accounted for under the purchase method of accounting. With respect to discontinued operations, we issued approximately 3.4 million shares of common stock valued at $68.0 million and paid approximately $494.4 million in cash and certain properties for acquisitions accounted for under the purchase method of accounting.

     During the year ended December 31, 1997, we acquired various businesses in the automotive retail, automotive rental, solid waste services and electronic security services industries. With respect to continuing operations, we issued approximately 43.6 million shares of common stock valued at $739.1 million and paid approximately $84.6 million in cash for acquisitions accounted for under the purchase method of accounting and issued approximately 23.6 million shares of common stock for acquisitions accounted for under the pooling of interests method of accounting. With respect to discontinued operations, we issued approximately 10.1 million shares of common stock valued at $224.3 million and paid approximately $163.9 million in cash and notes for acquisitions accounted for under the purchase method of accounting and issued approximately 59.9 million shares of common stock for acquisitions accounted for under the pooling of interests method of accounting.

     See Note 2, Business Combinations, of Notes to Consolidated Financial Statements, for further discussion of business combinations.

SHARE REPURCHASES

     In 1998, our board of directors authorized the repurchase of up to $500.0 million of our common stock. In 1999, our board authorized additional share repurchase programs totaling $1.25 billion, including $500.0 million authorized in December 1999. Since the 1998 inception of our share repurchase programs, we have repurchased 110.9 million shares of common stock for a cumulative purchase price of $1.38 billion through February 29, 2000 leaving approximately $374.1 million remaining for share repurchases under the program. We expect to continue repurchasing shares under this program. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

CONSOLIDATED RESULTS OF OPERATIONS

     The following is a summary of our consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):

                                                       1999               1998               1997
                                                 ----------------   ----------------   ----------------
                                                          DILUTED            DILUTED            DILUTED
                                                            PER                PER                PER
                                                 GROSS     SHARE    GROSS     SHARE    GROSS     SHARE
                                                 ------   -------   ------   -------   ------   -------
Income (loss) from continuing operations.......  $(31.5)   $(.07)   $225.8   $  .48    $ 13.4    $ .03
                                                 ------    -----    ------   ------    ------    -----
Income (loss) from discontinued operations, net
  of income taxes:
     Automotive rental.........................   (71.0)    (.17)    108.8      .23      51.2      .12
     Solid waste services......................    40.4      .10     153.3      .33     135.6      .31
     Electronic security services..............      --       --        --       --       9.5      .02
     Gain on disposal of segments..............   345.0      .80      11.6      .02     230.0      .54
                                                 ------    -----    ------   ------    ------    -----
                                                  314.4      .73     273.7      .58     426.3      .99
                                                 ------    -----    ------   ------    ------    -----
Net income.....................................  $282.9    $ .66    $499.5   $ 1.06    $439.7    $1.02
                                                 ======    =====    ======   ======    ======    =====

     Income (loss) from continuing operations in 1999 and 1997 includes restructuring and impairment charges and a 1997 non-recurring gain from the sale of certain marketable securities further described below.

CONTINUING OPERATIONS

     We are the largest automotive retailer in the United States. We own and operate more than 400 new vehicle franchises from dealership locations in 26 major metropolitan markets in 19 states, predominantly in the Sunbelt states. Our business consists primarily of the sale, financing and servicing of new and used vehicles. We also provide other related services and products, such as the sale of parts and accessories, extended service contracts, aftermarket automotive products and collision repair services. The core brands of vehicles that we sell are manufactured or distributed by General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc. and Nissan North America, Inc. We also sell several luxury vehicle brands, including Mercedes-Benz, BMW, Lexus and Porsche. In total, we offer 39 different brands of vehicles.

     Our historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. Due to our aggressive expansion through acquisitions, year over year comparisons of our reported operating results do not provide a meaningful representation of our internal performance. Accordingly, we have presented below our operating results for the years ended December 31, 1999 and 1998 on a same store basis to better represent our internal performance.

  Same Store Operating Data:

     The following table sets forth the components of same store revenue, with the percentage change between periods, and same store gross margin, same store selling, general and administrative expenses and same store performance margin, with percentages of total same store revenue and with the percentage change between periods, for the years ended December 31 (in millions):

                                                       1999         1998       % CHANGE
                                                     ---------    ---------    --------
Revenue:
  New vehicle......................................  $ 7,349.7    $ 6,426.5      14.4
  Used vehicle.....................................    2,921.0      2,990.4      (2.3)
  Fixed operations.................................    1,372.2      1,288.1       6.5
  Other............................................      922.1        969.3      (4.9)
                                                     ---------    ---------
                                                     $12,565.0    $11,674.3       7.6
                                                     =========    =========
Gross margin.......................................  $ 1,654.9    $ 1,577.4       4.9
%..................................................       13.2%        13.5%     (0.3)
S, G & A...........................................  $ 1,268.9    $ 1,205.6       5.3
%..................................................       10.1%        10.3%     (0.2)
Store performance margin...........................  $   386.0    $   371.8       3.8
%..................................................        3.1%         3.2%     (0.1)

     Overall, our same store performance margins increased 3.8% to $386.0 million during 1999, primarily due to increases in same store sales partially offset by decreased gross margins and other factors described below.

     Same store sales were $12.57 billion for the year ended December 31, 1999 versus $11.67 billion for the year ended December 31, 1998, an increase of 7.6%. The primary components of the same store sales increase are described below.

     In 1999, the automotive retail industry experienced a record level of new vehicle unit sales volume representing an increase of 8.7% over 1998. Our new vehicle same store sales increased 14.4% to $7.35 billion during the year ended December 31, 1999 due to an increase in unit volume of 11.5% and price increases of 2.9%.

     The used vehicle market has been less robust due, in part, to strong manufacturer incentives for new vehicles which we expect to continue in 2000. Used vehicle same store sales at our used vehicle megastores and our franchised stores decreased 2.3% to $2.92 billion during the year ended December 31, 1999 due to a decrease in unit volume of 6.4% offset by price increases of 4.1%. A 1.9% increase in used vehicle revenue at our franchised stores was more than offset by a decline in used vehicle revenue at our used vehicle megastores. As described below under the heading "Restructuring Activities", we have exited the used vehicle megastore business.

     Fixed operations same store sales increased 6.5% to $1.37 billion during the year ended December 31, 1999. The increase is primarily volume driven.

     Same store other sales consist primarily of wholesale revenue. Same store other sales decreased 4.9% to $922.1 million during the year ended December 31, 1999. The decrease is primarily due to a decline in wholesale unit pricing during the period.

     Same store gross margins were $1.65 billion for the year ended December 31, 1999 versus $1.58 billion for the year ended December 31, 1998. Same store gross margins as a percentage of same store total revenue were 13.2% for the year ended December 31, 1999 versus 13.5% for the year ended December 31, 1998. The decrease in same store gross margin percentage is primarily due to a shift in product mix as a result of stronger new versus used vehicle sales and, to a lesser extent, decreases in used vehicle margins. As described above, we believe that consumer demand for used vehicles has decreased relative to demand for new vehicles due in part to aggressive manufacturer incentive programs.

     Same store selling, general and administrative expenses were $1.27 billion during the year ended December 31, 1999 versus $1.21 billion for the year ended December 31, 1998. Same store selling, general and administrative expenses as a percentage of same store total revenue were 10.1% for the year ended December 31, 1999 versus 10.3% for the year ended December 31, 1998. The decrease is primarily due to better overall leveraging of the overhead structure, although selling, general and administrative expenses increased in the latter half of 1999 due to the implementation of various corporate-wide initiatives. We have shifted our focus away from many of these initiatives, however, and more towards margin performance and on driving costs out of our business. To this end, in late 1999, we took dramatic steps to reduce our cost structure as described in greater detail under the heading "Restructuring Activities" below.

     Same store performance margins were $386.0 million for the year ended December 31, 1999 versus $371.8 million for the year ended December 31, 1998. Same store performance margins as a percentage of same store total revenue were 3.1% for the year ended December 31, 1999 versus 3.2% for the year ended December 31, 1998. The decrease in same store performance margins is a result of lower gross margins partially offset by lower selling, general and administrative costs described above.

  Reported Operating Data:

     The following table sets forth the components of revenue, with percentages of total revenue, and gross margin, store level S,G&A, store performance margin, corporate and district overhead, restructuring and impairment charges and operating income (loss), with percentages of total revenue, on a reported basis for the years ended December 31 (in millions):

                                               1999        %       1998        %       1997       %
                                             ---------   -----   ---------   -----   --------   -----
Revenue:
  New vehicle..............................  $11,703.5    58.2   $ 6,879.1    54.3   $3,683.7    60.2
  Used vehicle.............................    4,631.0    23.0     3,326.3    26.3    1,496.7    24.4
  Fixed operations.........................    2,222.0    11.1     1,383.2    10.9      519.5     8.5
  Other....................................    1,555.3     7.7     1,076.0     8.5      422.9     6.9
                                             ---------   -----   ---------   -----   --------   -----
                                             $20,111.8   100.0   $12,664.6   100.0   $6,122.8   100.0
                                             =========   =====   =========   =====   ========   =====
Gross margin...............................  $ 2,712.2    13.5   $ 1,755.0    13.8   $  663.8    10.9
Store S, G & A.............................    2,105.4    10.5     1,304.4    10.3      597.7     9.8
Store performance margin...................      606.8     3.0       450.6     3.5       66.1     1.1
Overhead...................................      205.8     1.0        94.3      .7       75.1     1.2
Restructuring and impairment charges.......      416.4     2.1          --      --       85.0     1.4
Operating income (loss)....................      (15.4)    (.1)      356.3     2.8      (94.0)   (1.5)

     Revenue was $20.11 billion, $12.66 billion and $6.12 billion for the years ended December 31, 1999, 1998 and 1997, respectively. The increases are primarily volume driven due to acquisitions and same store sales increases previously described.

     Gross margins were $2.71 billion, $1.76 billion and $663.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in aggregate dollars are primarily due to acquisitions. Excluding inventory related restructuring costs described below, gross margins as a percentage of revenue were 13.6%, 13.8% and 11.9% for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 decrease in gross margin as a percentage of revenue is primarily due to a shift in product mix as a result of strong new versus used vehicle sales and, to a lesser extent, decreases in used vehicle margins due in part to strong new vehicle sales. The 1998 increase in gross margin as a percentage of revenue is primarily due to reduced inventory costs, product mix and the acquisition of dealerships that generated higher gross margins than our pre-existing dealerships.

     Store selling, general and administrative expenses were $2.11 billion, $1.30 billion and $597.7 million or, as percentages of revenue, 10.5%, 10.3% and 9.8% for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in aggregate dollars are primarily due to acquisitions. The 1999 and 1998 increases as percentages of revenue are primarily due to higher megastore fixed costs and, in 1999, costs incurred in connection with the megastore closures and other one-time costs.

     Store performance margins were $606.8 million, $450.6 million and $66.1 million or, as percentages of revenue, 3.0%, 3.5% and 1.1% for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in aggregate dollars are primarily due to acquisitions. The 1999 decrease as a percentage of revenue is due to lower gross margins and increased S,G&A expenses as described above. The 1998 increase as a percentage of revenue is due to increased gross margins partially offset by higher S,G&A expenses.

     Corporate and district overhead was $205.8 million, $94.3 million and $75.1 million or, as a percentage of revenue, 1.0%, .7% and 1.2%, for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in aggregate dollars are a result of the overall growth we experienced during our aggressive acquisition growth phase as well as various corporate initiatives. The 1999 increase as a percentage of revenue is primarily due to increased headcount and spending for various corporate initiatives which have been curtailed or eliminated in conjunction with our 1999 restructuring activities further described below. The 1998 decrease as a percentage of revenue is primarily due to better leveraging of overhead costs on an expanded revenue base. We expect our 2000 overhead costs as a percentage of revenue to return to 1998 levels. Corporate expenses which will no longer be incurred following the separation of the automotive rental division have been allocated to income from discontinued operations. These allocated costs totaled approximately $16.0 million, $14.8 million and $9.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  Restructuring Activities

     During the fourth quarter of 1999, we approved a plan to restructure certain of our operations. The restructuring plan is comprised of the following major components: (1) exiting the used vehicle megastore business by immediately closing 23 of our used vehicle megastores and converting the six remaining stores into new vehicle franchises (eight used vehicle megastores had previously been converted); and (2) reducing the corporate workforce. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in a pre-tax charge of $443.7 million, the majority of which is non-cash. Approximately $416.4 million appears as restructuring and impairment charges in our 1999 Consolidated Statement of Operations and consists of: $390.2 million of asset impairment charges and $26.2 million of termination benefits and other exit costs. The remaining $27.3 million represents inventory related costs associated with the used vehicle megastore closures and is included in cost of operations in our 1999 Consolidated Statement of Operations. The $390.2 million asset impairment charge consists of: $348.2 million of used vehicle megastore and other property impairments (including $103.3 million of reserves for guaranteed lease residual values for properties leased under our $500.0 million lease facility described below); and $42.0 million of information systems and other impairments.

     Our 1999 operating results include revenue and operating losses of $1.45 billion and $14.1 million, respectively, associated with the operations to be disposed. We will dispose of our closed megastore and other properties primarily through sale to independent third parties. Although we intend to aggressively market these properties, the ultimate disposition could exceed one year. Expected annual carrying costs associated with closed properties total approximately $40.4 million and will be charged to expense in future periods as incurred.

     These restructuring and impairment charges are primarily non-cash asset impairment charges which are not expected to result in a material future cash outlay except for the property carrying costs described above. Through December 31, 1999, we have spent approximately $10.8 million of these charges primarily for severance benefits and have recorded $312.4 million of these charges against certain assets. As of December 31, 1999, approximately $120.5 million remained in accrued liabilities related primarily to reserves for residual value guarantees described above. We intend to fund our residual value guarantee obligation primarily using cash received from the sale of owned properties.

     During the year ended December 31, 1997, we recorded approximately $150.0 million of pre-tax charges associated with consolidating our automotive retail operations. Approximately $85.0 million of these charges appear as restructuring and impairment charges in our 1997 Consolidated Statement of Operations and consists of: $42.5 million for consolidation of information systems; $25.3 million related to relocating or closing certain operations; and $17.2 million of severance and other costs. The remaining $65.0 million of these charges relates to inventory consolidation and is included in cost of operations in our 1997 Consolidated Statement of Operations. During the year ended December 31, 1998, we reduced our estimated restructuring reserves for information systems and increased our estimated reserves for closed operations by approximately $21.0 million. The decrease in the information systems reserve is a result of our decision to eliminate or delay the conversion of certain systems. The increase in the reserve for closed operations is due to our decision to close our vehicle reconditioning centers. Approximately $32.0 million of the $85.0 million charge was spent on restructuring activities and the remaining $53.0 million was applied against certain assets. Included in the 1999 restructuring and impairment charges described above are $30.1 million of additional estimated impairment losses related to the closed reconditioning centers and other properties held for sale.

NON-OPERATING INCOME (EXPENSE)

  Interest Income

     Interest income was $20.6 million, $8.8 million and $5.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases are primarily the result of investments in marketable securities.

  Interest Expense

     Interest expense was incurred primarily on borrowings under our revolving credit facilities for general corporate purposes. Interest expense was $34.9 million, $14.0 million and $4.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases are due to higher average borrowings.

  Other Income, Net

     Other income for the year ended December 31, 1997 consists primarily of a $102.3 million pre-tax gain from the May 1997 sale of our 15.0 million shares of ADT Limited common stock, net of fees and expenses. Such shares of ADT Limited common stock were received in March 1997 upon our exercise of a warrant which became exercisable upon termination of our agreement to acquire ADT Limited by mutual agreement of the parties in September 1996.

  Income Taxes

     The provision for income taxes from continuing operations was $4.0 million, $126.8 million and $8.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The effective income tax rate was 14.6%, 36.0% and 37.4% for the years ended December 31, 1999, 1998 and 1997, respectively. Although we reported a pre-tax loss from continuing operations in 1999, an income tax provision of $4.0 million has been recorded due to the effect of certain non-deductible expenses primarily associated with the restructuring and impairment charges. We anticipate that our effective income tax rate will increase to between 37% and 38% in 2000.

FINANCIAL CONDITION

     At December 31, 1999, we had $369.3 million in cash and cash equivalents and approximately $775.8 million of availability under our $1.5 billion unsecured revolving credit facilities which we may use for general corporate purposes. As of February 29, 2000, we had approximately $362.0 million of availability under our $1.5 billion unsecured revolving credit facilities. In March 2000, we entered into a new $500.0 million 364-day unsecured bank revolving credit facility to replace our existing 364-day facility which matured in March 2000. This facility complements the $1.0 billion bank revolving credit facility maturing in April 2002.

     We have vehicle inventory financing and other credit facilities to fund our operations. We have a $500.0 million bank-sponsored multi-seller commercial paper conduit facility to finance new and used vehicle inventory. As of December 31, 1999, approximately $224.4 million was outstanding under this facility. This facility supplements the new and used vehicle inventory finance facilities provided by vehicle manufacturer captive finance companies.

     We are the lessee under a $500.0 million lease facility that was established to acquire and develop the used vehicle megastores and other properties. At December 31, 1999, $469.7 million was funded under this facility of which $152.5 million has been accounted for as capital leases and the remaining $317.2 million has been accounted for as operating leases. We have guaranteed the residual value of the properties under this facility. This guarantee totaled approximately $413.3 million at December 31, 1999. As previously described, we have closed certain megastores and other properties, some of which are leased under this facility. We have accrued $103.3 million as part of our 1999 restructuring and impairment charges representing our estimated liability for the residual value of the closed properties. As previously described, we expect to fund our residual value guarantee obligation primarily using proceeds from the sale of owned properties.

     We have a $1.7 billion commercial paper warehouse facility with unrelated financial institutions for the securitization of installment loan finance receivables. At December 31, 1999, we had approximately $687.4 million of capacity under this program. We retain risk on the receivables securitized only up to our retained interest. Proceeds from securitizations are primarily used to repay borrowings under our revolving credit facilities. We expect to continue to securitize receivables under this facility and/or other programs. We have entered into interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors which effectuate a variable to fixed rate swap. The weighted average fixed rate under these derivatives was 6.13% at December 31, 1999. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial Rate.

     In October 1999, we formed a non-consolidated special purpose entity that issued $786.8 million of asset-backed notes under a $2.0 billion shelf registration statement. The weighted average fixed interest rate on these notes was 6.61%. Proceeds from these notes were used to refinance installment loans previously securitized under the $1.7 billion warehouse facility discussed above and to securitize additional loans. We provide credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. We retain responsibility for servicing the loans for which we are paid a servicing fee.

     Since the 1998 inception of our board authorized $1.75 billion cumulative share repurchase programs through December 1999, we repurchased 100.1 million shares of our common stock under these programs for an aggregate purchase price of $1.29 billion. We have repurchased and expect to continue repurchasing shares under these programs.

     Our discontinued automotive rental operations are financed through various revenue earning vehicle and working capital debt facilities. We provide various credit enhancements related to this financing in the form of guarantees and letters of credit. At December 31, 1999, letters of credit totaling $465.0 million which mature through September 2000 were outstanding related to this financing. In February 2000, we contributed $180.0 million of capital to ANC Rental to replace maturing letters of credit. ANC Rental's ultimate financing structure may include additional capital funding from us and/or credit support in the form of guarantees or letters of credit.

     We believe that we have sufficient operating cash flow and other financial resources necessary to meet our anticipated capital requirements and obligations as they come due.

CASH FLOWS

     Cash and cash equivalents (decreased) increased by ($377.9) million, $644.7 million and ($215.5) million during the years ended December 31, 1999, 1998 and 1997, respectively. The major components of these changes are discussed below.

  Cash Flows from Operating Activities

     Cash provided by (used in) operating activities was $.9 million, ($34.2) million and ($517.7) million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash used in operating activities was substantially higher in 1997 primarily due to the development of the used vehicle megastores.

     Cash flows from operating activities include purchases of vehicle inventory which are separately financed through secured vehicle financings. Accordingly, we measure our operating cash flow including net proceeds (payments) under these secured vehicle financings which totaled $460.1 million, $65.1 million and ($239.7) million during the years ended December 31, 1999, 1998 and 1997, respectively. Including net proceeds (payments) under these secured vehicle financings, the Company generated (used) operating cash flow of $461.0 million, $30.9 million and ($757.4) million during the years ended 1999, 1998 and 1997, respectively.

  Cash Flows from Investing Activities

     Cash flows from investing activities consist primarily of cash used for business acquisitions, capital additions and other transactions as further described below.

     Cash used in business acquisitions was $879.1 million, $727.0 million and $84.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cash used in business acquisitions from 1997 to 1998 was primarily due to our shift away from the use of our common stock to pay for acquisitions. As previously described, we currently expect that we will continue to complete acquisitions of franchised automotive dealerships during 2000, although such acquisitions will tend to be single dealerships or small dealership groups focused in our key existing markets. We believe this strategy will result in substantially less cash to be used in business acquisitions in 2000. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Business Combinations, of Notes to Consolidated Financial Statements for a further discussion of business combinations.

     Capital expenditures were $242.3 million, $244.4 million and $210.0 million during the years ended December 31, 1999, 1998 and 1997, respectively. We expect capital expenditures to decrease in 2000 due to the megastore closures, fewer acquisitions and other factors.

     In July 1998, our former solid waste subsidiary, Republic Services, completed an initial public offering resulting in proceeds of approximately $1.43 billion. In May 1999, we sold substantially all of our remaining interest in Republic Services in a public offering resulting in proceeds of approximately $1.78 billion. Proceeds from the offerings were used to repay non-vehicle debt, finance acquisitions, acquire shares under our share repurchase programs and invest in our business.

     In October 1997, we sold our electronic security services division for approximately $610.0 million. In March 1997, we exercised our warrant to acquire
15.0 million common shares of ADT Limited for $20 per share. In May 1997, we sold the 15.0 million ADT Limited common shares for $27.50 per share to certain institutional investors.

     We intend to finance capital expenditures and business acquisitions through cash flow from operations, our revolving credit facilities and other financings.

  Cash Flows from Financing Activities

     Cash flows from financing activities include revolving credit and vehicle floor plan financings, repayments of acquired debt, treasury stock purchases and other transactions as further described below.

     During the year ended December 31, 1999, we repurchased approximately 91.0 million shares of our common stock for an aggregate price of approximately $1.16 billion under our Board approved share repurchase programs.

     During the year ended December 31, 1998, we repurchased approximately 9.1 million shares of our common stock for an aggregate price of approximately $136.0 million under our Board approved share repurchase program.

     During the year ended December 31, 1997, we sold 15.8 million shares of our common stock in a private placement transaction resulting in net proceeds of approximately $552.7 million.

  Cash Flows from Discontinued Operations

     Cash (used in) provided by discontinued operations was as follows during the years ended December 31:

                                                             1999      1998      1997
                                                            -------   -------   -------
Automotive rental.........................................  $(106.8)  $(129.2)  $(184.5)
Solid waste services......................................   (536.7)    558.4      31.0
Electronic security services..............................       --        --     (48.0)
                                                            -------   -------   -------
                                                            $(643.5)  $ 429.2   $(201.5)
                                                            =======   =======   =======

     Cash used in our discontinued automotive rental business consists primarily of capital expenditures for systems and airport location improvements. Cash (used in) provided by our former solid waste services business primarily represents bank borrowings in 1998 to fund acquisitions completed in 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The tables below provide information about our market sensitive financial instruments and constitute "forward-looking statements". All items described are non-trading.

     Our primary market risk exposure is changing interest rates, primarily in the United States. We do not have material market risk exposures relative to changes in foreign exchange rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate swaps, caps and floors which are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss.

     In our continuing operations, we use variable to fixed interest rate swaps to manage the impact of interest rate changes on our variable rate revolving credit and vehicle inventory financing facilities. Expected maturity dates for variable rate debt and interest rate swaps in the tables below are based upon contractual maturity dates. Average pay rates under interest rate swaps are based upon contractual fixed rates. Average interest rates on variable rate debt and average variable receive rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date. In addition, we have entered into a series of interest rate caps and floors contractually maturing through 2006 to manage the impact of interest rate changes on securitized installment loan receivables. Expected maturity dates for interest rate caps and floors in the tables below are based upon the estimated repayment of the underlying receivables after considering estimated prepayments and credit losses. Average rates on interest rate caps and floors are based upon contractual rates.

     In our discontinued automotive rental operations, we use variable to fixed interest rate swap agreements and interest rate caps and floors to manage the impact of interest rate changes on our variable rate revenue earning vehicle debt. Expected maturity dates for variable rate debt and interest rate derivatives in the tables below are based upon contractual maturity dates. Average pay rates under interest rate swaps are based upon contractual fixed rates. Average interest rates on variable rate debt and average variable receive rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date. Average rates on interest rate caps and floors are based upon contractual rates.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. The fair value of variable rate debt approximates the carrying value since interest rates are variable and, thus, approximate current market rates. The fair value of interest rate swaps, caps and floors is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates. The fair value is effectively the amount we would pay or receive to terminate the agreements.

                                                        EXPECTED MATURITY DATE                           FAIR VALUE
                                 --------------------------------------------------------------------   DECEMBER 31,
      DECEMBER 31, 1999:           2000      2001     2002     2003     2004    THEREAFTER    TOTAL         1999
      ------------------         --------   ------   ------   ------   ------   ----------   --------   ------------
                                                           (LIABILITY/(ASSET) IN MILLIONS)
CONTINUING OPERATIONS:
Variable rate debt.............  $2,240.9   $  2.3   $821.5   $   --   $   --     $   --     $3,064.7     $3,064.7
  Average interest rates.......      6.53%    6.57%    6.82%      --       --         --
Interest rate swaps............     150.0       --       --       --       --         --        150.0          (.1)
  Average pay rate.............      5.96%      --       --       --       --         --
  Average receive rate.........      5.82%      --       --       --       --         --
Interest rate caps(1)..........     197.1    220.6    229.9    202.4    145.4       21.9      1,017.3        (18.5)
  Average rate.................      6.15%    6.15%    6.15%    6.15%    6.15%      6.15%
Interest rate floors(1)........     197.1    220.6    229.9    202.4    145.4       21.9      1,017.3          7.7
  Average rate.................      6.10%    6.10%    6.10%    6.10%    6.10%      6.10%
DISCONTINUED OPERATIONS:
Variable rate debt.............  $1,600.8   $  3.2   $ 35.0   $550.0   $   --     $700.0     $2,889.0     $2,889.0
  Average interest rates.......      6.00%    6.50%    5.56%    6.72%      --       6.71%
Interest rate swaps............     300.0    100.0       --    200.0       --         --        600.0         (6.8)
  Average pay rate.............      5.96%    5.63%      --     5.59%      --         --
  Average receive rate.........      6.67%    7.32%      --     7.50%      --         --
Interest rate caps.............        --       --       --    550.0       --      700.0      1,250.0        (66.4)
  Average rate.................        --       --       --     5.73%      --       6.26%
Interest rate floors...........        --       --       --    550.0       --      700.0      1,250.0         15.2
  Average rate.................        --       --       --     5.73%      --       6.26%

                                                       EXPECTED MATURITY DATE                            FAIR VALUE
                               ----------------------------------------------------------------------   DECEMBER 31,
     DECEMBER 31, 1998:          1999       2000      2001     2002     2003    THEREAFTER    TOTAL         1998
     ------------------        --------   --------   ------   ------   ------   ----------   --------   ------------
                                                          (LIABILITY/(ASSET) IN MILLIONS)
CONTINUING OPERATIONS:
Variable rate debt...........  $1,339.2   $     --   $   --   $500.0   $   --     $  --      $1,839.2     $1,839.2
  Average interest rates.....      5.81%        --       --     6.57%      --        --
Interest rate swaps..........        --         --       --       --    100.0        --         100.0          1.7
  Average pay rate...........        --         --       --       --     5.60%       --
  Average receive rate.......        --         --       --       --     5.65%       --
Interest rate caps(1)........     287.2      192.6    146.1     90.3     20.9        --         737.1         (8.9)
  Average rate...............      5.47%      5.47%    5.47%    5.47%    5.47%       --
Interest rate floors(1)......     287.2      192.6    146.1     90.3     20.9        --         737.1          7.1
  Average rate...............      4.61%      4.61%    4.61%    4.61%    4.61%       --
DISCONTINUED OPERATIONS:
Variable rate debt...........  $3,043.8   $1,263.3   $  3.2   $ 38.0   $503.1     $35.9      $4,887.3     $4,887.3
  Average interest rates.....      5.73%      5.54%    5.31%    5.83%    6.42%     5.21%
Interest rate swaps..........     650.0    1,000.0    250.0    150.0    400.0        --       2,450.0         45.3
  Average pay rate...........      5.83%      5.94%    6.15%    5.88%    5.64%       --
  Average receive rate.......      5.19%      5.41%    5.53%    5.53%    5.53%       --

---------------

(1) In our continuing operations, interest rate caps and floors are used to hedge installment loan finance receivables securitized under an off-balance sheet commercial paper warehouse facility. Amounts outstanding under this commercial paper facility were $1.01 billion and $676.1 million at December 31, 1999 and 1998, respectively.

SEASONALITY

     Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenue and operating results to be generally lower in our first and fourth quarters as compared to our second and third quarters.

YEAR 2000

     We believe that all of our systems are operating and that no material Year 2000 issues have been encountered. We are also presently unaware of any third party Year 2000 issues that would materially affect our financial condition or results of operations. Nevertheless, if any Year 2000 issues presently unknown to us occur with us or with third party products and business dependencies, we may experience a delay or disruption in the delivery of products, including but not limited to, the supply of new vehicles and/or original equipment manufacturer replacement parts. Either of these conditions could have a material adverse impact on our financial condition and results of operations including, but not limited to, loss of revenue, increased operating costs, loss of customers or suppliers, or other significant disruptions to our business.

     We spent approximately $21.0 million on Year 2000 efforts across all areas, of which $10.0 million relates to our continuing automotive retail operations and $11.0 million relates to our discontinued automotive rental operations. We do not expect to incur any material future Year 2000 related costs.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We will adopt SFAS 133 beginning January 1, 2001. We have not yet quantified the impact of adopting SFAS 133 on our consolidated financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

DISCONTINUED OPERATIONS

  Automotive Rental

     As a result of our decision to separate ANC Rental, the net assets and operating results of our rental segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements. We have accrued a loss on disposition of the rental segment totaling $34.1 million, net of income taxes. This represents the estimated losses from operations through the expected distribution date and costs associated with the planned spin-off.

     ANC Rental primarily rents vehicles on a daily or weekly basis through Alamo Rent-A-Car, Inc., National Car Rental System, Inc. and CarTemps USA. Our automotive rental operations and particularly the leisure travel market are highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, ANC Rental increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on ANC Rental's business, results of operations, cash flows and financial condition. The first and fourth quarters for ANC Rental's operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse or unseasonable weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

     A summary of ANC Rental's operations is as follows for the years ended December 31 (in millions):

                                                             1999       1998       1997
                                                           --------   --------   --------
Revenue..................................................  $3,542.3   $3,453.6   $3,055.1
Expenses:
  Cost of operations.....................................   2,785.3    2,622.9    2,337.5
  Selling, general and administrative....................     792.8      651.8      553.5
  Restructuring and other charges........................      40.5         --       78.0
                                                           --------   --------   --------
Operating income (loss)..................................     (76.3)     178.9       86.1
Interest expense.........................................     (14.3)      (8.0)      (6.6)
Interest and other income (expense)......................       2.4        (.8)       6.0
                                                           --------   --------   --------
Income (loss) before income taxes........................     (88.2)     170.1       85.5
Provision (benefit) for income taxes.....................     (18.8)      61.3       31.8
                                                           --------   --------   --------
Income (loss) before extraordinary charge................     (69.4)     108.8       53.7
Extraordinary charge, net of income taxes................      (1.6)        --       (2.5)
                                                           --------   --------   --------
Net income (loss)........................................  $  (71.0)  $  108.8   $   51.2
                                                           ========   ========   ========

     Revenue was $3.54 billion for the year ended December 31, 1999, $3.45 billion for the year ended December 31, 1998 and $3.06 billion for the year ended December 31, 1997. The increase in 1999 over 1998 of $88.7 million or 2.6% is due to a 3.2% increase in volume offset by a .6% reduction in price. The increase in 1998 over 1997 of $398.5 million, or 13.0%, is a result of acquisitions which accounted for 10.3% and volume and price which accounted for 2.7%.

     Cost of operations was $2.79 billion for the year ended December 31, 1999, $2.62 billion for the year ended December 31, 1998 and $2.34 billion for the year ended December 31, 1997, or, as a percentage of revenue, 78.6% for the year ended December 31, 1999, 76.0% for the year ended December 31, 1998 and 76.5% for the year ended December 31, 1997. The increase in cost of operations for 1999 is due primarily to higher fleet costs and the recognition of certain non-recurring expenses related to ANC Rental's restructuring plan discussed below. The increase in 1998 is primarily due to acquisitions and maintaining a larger fleet. The increase in cost of operations as a percentage of revenue in 1999 is due to higher fleet costs and the recognition of the non-recurring restructuring expense in 1999 combined with a slightly lower average rental rate in 1999 compared to 1998. The decrease in such expenses as a percentage of revenue in 1998 is a result of revenue improvement from rental rate increases over 1997.

     Selling, general and administrative expenses were $792.8 million for the year ended December 31, 1999, $651.8 million for the year ended December 31, 1998 and $553.5 million for the year ended December 31, 1997, or, as a percentage of automotive rental revenue, 22.4% for the year ended December 31, 1999, 18.8% for the year ended December 31, 1998, and 18.1% for the year ended December 31, 1997. The increase in 1999 over 1998 in aggregate dollars is primarily due to higher administration costs and information system costs in part associated with implementing and remediating a new system, Global Odyssey, at National, higher selling and marketing expenses and higher commissions. The 1998 increase in aggregate dollars over 1997 is primarily due to acquisitions and costs associated with implementing Global Odyssey. The 1999 and 1998 increases in selling, general and administrative expenses as percentages of revenue are primarily due to costs associated with implementing and remediating Global Odyssey and higher selling costs. As previously described, ANC Rental's S,G&A expenses include allocations of AutoNation corporate overhead totaling approximately $16.0 million, $14.8 million and $9.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     In the fourth quarter of 1999, ANC Rental approved and implemented a plan to restructure certain of its operations. Included in the plan are actions to
(1) consolidate the North American headquarters, (2) reduce non-field headcount as a result of the consolidation of the North American headquarters, (3) renegotiate certain existing international vehicle supply agreements and rationalize revenue earning vehicle fleet, (4) exit and consolidate certain unprofitable or marginally profitable operating locations both domestically and internationally. ANC Rental anticipates substantially completing the restructuring plan prior to December 31, 2000. During the year ended December 31, 1999, ANC Rental recorded a restructuring charge of approximately $40.5 million related to the consolidation of the North American operations, renegotiation of fleet agreements and closing of certain locations. These charges primarily include severance costs, asset impairments for idled facilities, costs related to non-cancelable leases and costs related to the closure and disposition of certain unprofitable operations. At December 31, 1999, $21.7 million of the restructuring charge remains accrued with most costs to be incurred by the end of 2000, excluding certain lease commitments.

     Separately, ANC Rental has incurred additional charges approximating $18.4 million related to the renegotiation of certain international supply arrangements as well as rationalization of existing fleet and costs related to employee retention payments to be made during the restructuring plan.

     During the year ended December 31, 1997, ANC Rental recorded approximately $78.0 million of restructuring and other charges associated with integrating automotive rental operations. These charges primarily include costs related to elimination of redundant information systems, fleet consolidation, closure or sale of duplicate rental facilities and other non-recurring expenses. As of December 31, 1999, approximately $11.5 million of restructuring reserves remained accrued related to certain contractual obligations for closed locations which extend through 2002.

     ANC Rental finances vehicle purchases for its domestic automotive rental operations through commercial paper and medium-term note financings. ANC Rental currently has a $1.89 billion single-seller commercial paper program. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. As of February 29, 2000, ANC Rental had approximately $547.2 million of availability under this program.

     As of December 31, 1999, approximately 69% of ANC Rental's worldwide fleet was acquired under repurchase programs. Repurchase programs allow ANC Rental to require counterparties to repurchase vehicles held for periods up to 24 months. ANC Rental expects to continue to fund its revenue earning vehicle purchases with secured vehicle financings.

     In 1999, ANC Rental issued $2.5 billion of rental vehicle asset-backed medium-term notes consisting of $1.25 billion floating rate notes maturing through 2005; $750.0 million 5.88% fixed rate notes maturing through 2003; and $500.0 million 6.02% fixed rate notes maturing through 2005. ANC Rental fixed the effective interest rate on the $1.25 billion floating rate notes at 6.03% through the use of certain derivative transactions. Letters of credit totaling $70.0 million currently provide credit enhancement for these notes. Proceeds from the notes were used to refinance amounts outstanding under the commercial paper programs.

     ANC Rental uses interest rate swap and interest rate caps and floors to manage the impact of interest rate changes on variable rate revenue earning vehicle debt. At December 31, 1999, notional principal amounts related to revenue earning vehicle debt interest rate swaps (variable to fixed rate) were $600.0 million. As of December 31, 1999, the weighted average fixed rate payment on variable to fixed rate swaps was 5.78%. Variable rates received are indexed to the Commercial Paper Nonfinancial Rate. Notional principal amounts related to interest rate caps and floors as of December 31, 1999 were both $1.25 billion. The interest rate caps and floors effectuate a variable to fixed rate swap at a weighted average rate of 5.77% as of December 31, 1999. Variable rates on interest rate caps and floors are indexed to LIBOR.

  Solid Waste Services

     In July 1998, we completed an initial public offering of 36.1% of Republic Services resulting in net proceeds of $1.43 billion. We sold substantially all of our remaining interest in RSG in May 1999 resulting in an after tax gain of approximately $377.0 million. Accordingly, the gain on disposition, operating results and net assets at December 31, 1998 of our former solid waste services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements. Revenue from these discontinued operations was $552.5 million in 1999 for the period prior to the disposition and $1.37 billion and $1.13 billion for the years ended December 31, 1998 and 1997, respectively. Income from these discontinued operations, net of minority interest, was $40.4 million in 1999 for the period prior to disposition and $153.3 million and $135.6 million for the years ended December 31, 1998 and 1997, respectively.

  Electronic Security Services

     In October 1997, we sold our electronic security services division resulting in an after tax gain of approximately $230.0 million. In 1999 and 1998, we recognized additional after tax gains of approximately $2.1 million and $11.6 million, respectively, related to finalizing the gain on disposition. The operating results and gain on disposition of our former electronic security services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements. Revenue and net income from the electronic security services segment was $83.8 million and $9.5 million in 1997 for the period prior to disposition, respectively.

     See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements, for further discussion of these discontinued operations.

FORWARD LOOKING STATEMENTS

     Our business, financial condition, results of operations, cash flows and future prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Some of the statements and information contained throughout this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by the use of terms including "may," "will," "should," "expect," "anticipate," "believe," "estimate" or "continue" or variations of those terms, or the use of those terms in the negative, or words of similar import in the context presented. The forward-looking statements describe known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements, expressed or implied, by the forward-looking statements. These risks, uncertainties and other factors include the following: we face significant competition in the automotive retail industry; we will need substantial additional capital and we have significant indebtedness outstanding; the automotive retail industry is cyclical and is sensitive to changing economic conditions; the automotive retail industry is highly seasonal; we may not be able to successfully rollout our strategy to other markets where we currently operate; we may have difficulty expanding through acquisitions of franchised automotive dealerships in our key markets; automotive manufacturers may impede our acquisition strategy; we may have difficulty integrating acquired dealerships into our operations; we depend on vehicle manufacturers for our new vehicle inventory supply; we are subject to operating restrictions imposed by vehicle manufacturers; the loss of key personnel could affect our operations; we are subject to extensive governmental and environmental regulation; we are subject to various legal and administrative proceedings, matters relating to imported products may affect our operations; and our ability to complete the spin-off of ANC Rental.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   31
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   32
Consolidated Statements of Operations for Each of the Three
  Years Ended December 31, 1999.............................   33
Consolidated Statements of Shareholders' Equity for Each of
  the Three Years Ended December 31, 1999...................   34
Consolidated Statements of Cash Flows for Each of the Three
  Years Ended December 31, 1999.............................   35
Notes to Consolidated Financial Statements..................   36
Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for Each of the Three Years Ended
  December 31, 1999.........................................   60

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of AutoNation, Inc.:

     We have audited the accompanying consolidated balance sheets of AutoNation, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
March 27, 2000.

                                AUTONATION, INC.

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  369.3   $  183.8
  Receivables, net..........................................   1,151.0      966.4
  Inventory.................................................   2,706.8    1,849.5
  Other current assets......................................      73.8       61.5
                                                              --------   --------
          Total Current Assets..............................   4,300.9    3,061.2
INVESTMENTS.................................................     175.8      167.7
PROPERTY AND EQUIPMENT, NET.................................   1,360.4    1,216.4
INTANGIBLE ASSETS, NET......................................   2,831.0    2,080.9
OTHER ASSETS................................................     218.7      317.1
NET ASSETS OF DISCONTINUED OPERATIONS.......................     726.6    1,568.9
                                                              --------   --------
                                                              $9,613.4   $8,412.2
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  163.1   $  117.6
  Accrued liabilities.......................................     622.9      428.5
  Notes payable and current maturities of long-term debt....   2,248.7    1,344.8
  Other current liabilities.................................     129.8      106.4
                                                              --------   --------
          Total Current Liabilities.........................   3,164.5    1,997.3
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     836.1      520.9
DEFERRED INCOME TAXES.......................................     804.8      323.0
OTHER LIABILITIES...........................................     206.8      146.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000
     shares authorized;
     none issued............................................        --         --
  Common stock, par value $.01 per share; 1,500,000,000
     shares authorized; 474,965,676 and 467,240,307 shares
     issued and outstanding including shares held in
     treasury, respectively.................................       4.7        4.7
  Additional paid-in capital................................   4,661.5    4,628.9
  Retained earnings.........................................   1,213.8      930.9
  Accumulated other comprehensive income (loss).............       6.6       (4.3)
  Treasury stock, at cost; 99,602,444 and 9,110,400 shares
     held, respectively.....................................  (1,285.4)    (136.0)
                                                              --------   --------
          Total Shareholders' Equity........................   4,601.2    5,424.2
                                                              --------   --------
                                                              $9,613.4   $8,412.2
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                1999        1998        1997
                                                              ---------   ---------   --------
REVENUE.....................................................  $20,111.8   $12,664.6   $6,122.8
COST OF OPERATIONS..........................................   17,399.6    10,909.6    5,459.0
                                                              ---------   ---------   --------
GROSS MARGIN................................................    2,712.2     1,755.0      663.8
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    2,311.2     1,398.7      672.8
RESTRUCTURING AND IMPAIRMENT CHARGES........................      416.4          --       85.0
                                                              ---------   ---------   --------
OPERATING INCOME (LOSS).....................................      (15.4)      356.3      (94.0)
INTEREST INCOME.............................................       20.6         8.8        5.4
INTEREST EXPENSE............................................      (34.9)      (14.0)      (4.5)
OTHER INCOME, NET...........................................        2.2         1.5      114.5
                                                              ---------   ---------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.......................................      (27.5)      352.6       21.4
PROVISION FOR INCOME TAXES..................................        4.0       126.8        8.0
                                                              ---------   ---------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................      (31.5)      225.8       13.4
                                                              ---------   ---------   --------
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations, net of income
     taxes..................................................      (30.6)      262.1      196.3
  Gain on disposal of segments, net of income taxes of
     $516.9 in 1999, $8.4 in 1998 and $233.7 in 1997........      345.0        11.6      230.0
                                                              ---------   ---------   --------
                                                                  314.4       273.7      426.3
                                                              ---------   ---------   --------
NET INCOME..................................................  $   282.9   $   499.5   $  439.7
                                                              =========   =========   ========
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $    (.07)  $     .50   $    .03
  Discontinued operations...................................        .73         .60       1.06
                                                              ---------   ---------   --------
  Net income................................................  $     .66   $    1.10   $   1.09
                                                              =========   =========   ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $    (.07)  $     .48   $    .03
  Discontinued operations...................................        .73         .58        .99
                                                              ---------   ---------   --------
  Net income................................................  $     .66   $    1.06   $   1.02
                                                              =========   =========   ========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN MILLIONS)

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                                 COMPRE-                 COMPRE-
                                                       ADDITIONAL                HENSIVE                 HENSIVE
                                              COMMON    PAID-IN     RETAINED     INCOME      TREASURY    INCOME
                                              STOCK     CAPITAL     EARNINGS     (LOSS)        STOCK     (LOSS)
                                              ------   ----------   --------   -----------   ---------   -------
BALANCE AT DECEMBER 31, 1996................   $3.4     $1,387.6    $   27.1      $ 1.8      $      --
  Comprehensive income (loss):
    Net income..............................     --           --       439.7         --             --   $439.7
    Other comprehensive loss -- foreign
      currency translation adjustments......     --           --          --       (4.7)            --     (4.7)
                                                                                                         ------
      Comprehensive income..................     --           --          --         --             --   $435.0
                                                                                                         ======
  Sales of common stock.....................     .2        552.5          --         --             --
  Stock issued in acquisitions..............     .6        962.8          --         --             --
  Exercise of stock options and warrants,
    including income tax benefit of $32.7...     .1         92.0          --         --             --
  Distributions to former owners of pooled
    companies...............................     --           --       (31.4)        --             --
  Other.....................................     --         56.6        (4.0)        --             --
                                               ----     --------    --------      -----      ---------
BALANCE AT DECEMBER 31, 1997................    4.3      3,051.5       431.4       (2.9)            --
  Comprehensive income (loss):
    Net income..............................     --           --       499.5         --             --   $499.5
                                                                                                         ------
    Other comprehensive income (loss):
      Foreign currency translation
         adjustments........................     --           --          --         --             --     (1.6)
      Unrealized gains on marketable
         securities and interest-only strip
         receivables........................     --           --          --         --             --       .2
                                                                                                         ------
      Other comprehensive loss..............     --           --          --       (1.4)            --     (1.4)
                                                                                                         ------
         Comprehensive income...............     --           --          --         --             --   $498.1
                                                                                                         ======
  Stock issued in acquisitions..............     .3        540.9          --         --             --
  Sale of common stock of RSG...............     --        998.5          --         --             --
  Purchases of treasury stock...............     --           --          --         --         (136.0)
  Exercise of stock options and warrants,
    including income tax benefit of $4.8....     .1         38.0          --         --             --
                                               ----     --------    --------      -----      ---------
BALANCE AT DECEMBER 31, 1998................    4.7      4,628.9       930.9       (4.3)        (136.0)
  Comprehensive income (loss):
    Net income..............................     --           --       282.9         --             --   $282.9
                                                                                                         ------
    Other comprehensive income (loss):
      Foreign currency translation
         adjustments........................     --           --          --         --             --     (1.9)
      Unrealized gains on marketable
         securities and interest-only strip
         receivables........................     --           --          --         --             --     12.8
                                                                                                         ------
      Other comprehensive income............     --           --          --       10.9             --     10.9
                                                                                                         ------
         Comprehensive income...............     --           --          --         --             --   $293.8
                                                                                                         ======
  Purchases of treasury stock...............     --           --          --         --       (1,158.0)
  Issuance of treasury stock for employee
    benefit plan............................     --           .1          --         --           10.4
  Exercise of stock options and warrants,
    including income tax benefit of $.4.....     --         28.5          --         --             --
  Other.....................................     --          4.0          --         --           (1.8)
                                               ----     --------    --------      -----      ---------
BALANCE AT DECEMBER 31, 1999................   $4.7     $4,661.5    $1,213.8      $ 6.6      $(1,285.4)
                                               ====     ========    ========      =====      =========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                1999        1998       1997
                                                              ---------   ---------   -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income................................................  $   282.9   $   499.5   $ 439.7
  Adjustments to reconcile net income to cash provided by
     (used in) operating activities:
     Depreciation and amortization of property and
       equipment............................................       60.1        40.1      23.2
     Amortization of intangible assets......................       62.9        39.6      15.6
     Deferred income tax provision (benefit)................     (127.2)       12.2      75.9
     Non-cash restructuring and impairment charges..........      432.9          --     118.6
     Gain on sale of marketable securities..................       (4.5)         --    (102.3)
     Income from discontinued operations....................     (314.4)     (273.7)   (426.3)
     Changes in assets and liabilities, net of effects from
       business acquisitions:
       Receivables..........................................      (98.7)     (400.4)   (125.5)
       Inventory............................................     (380.8)       66.5    (207.6)
       Other assets.........................................       42.0       (23.0)     30.6
       Accounts payable and accrued liabilities.............      (68.2)      (85.2)   (100.7)
       Other liabilities....................................      113.9        90.2    (258.9)
                                                              ---------   ---------   -------
                                                                     .9       (34.2)   (517.7)
                                                              ---------   ---------   -------
CASH PROVIDED BY INVESTING ACTIVITIES:
  Cash used in business acquisitions, net of cash
     acquired...............................................     (879.1)     (727.0)    (84.6)
  Purchases of property and equipment.......................     (242.3)     (244.4)   (210.0)
  Purchases of marketable securities........................      (88.6)     (193.6)   (300.0)
  Sales of marketable securities............................      116.8        94.1     402.3
  Proceeds from sale of common stock of RSG.................    1,779.6     1,433.6        --
  Cash received on disposal of electronic security
     division...............................................         --          --     610.0
  Other.....................................................      204.4       (64.0)       .2
                                                              ---------   ---------   -------
                                                                  890.8       298.7     417.9
                                                              ---------   ---------   -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments of long-term debt and notes payable..............     (126.1)     (260.3)   (335.5)
  Net proceeds (payments) from vehicle inventory financing
     facilities.............................................      460.1        65.1    (239.7)
  Net proceeds from revolving credit facilities.............      169.0       250.0     100.0
  Purchases of treasury stock...............................   (1,158.0)     (136.0)       --
  Sales of common stock.....................................         --          --     552.7
  Other.....................................................       28.9        32.2       8.3
                                                              ---------   ---------   -------
                                                                 (626.1)      (49.0)     85.8
                                                              ---------   ---------   -------
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS............      265.6       215.5     (14.0)
CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS..........     (643.5)      429.2    (201.5)
                                                              ---------   ---------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     (377.9)      644.7    (215.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD, INCLUDING
  CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS OF
  $590.1, $44.9 AND $256.3 RESPECTIVELY.....................      773.9       129.2     344.7
                                                              ---------   ---------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD, INCLUDING CASH
  AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS OF $26.7,
  $590.1 AND $44.9, RESPECTIVELY............................  $   396.0   $   773.9   $ 129.2
                                                              =========   =========   =======

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (ALL TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated.

     In August 1999, the Company announced its intention to separate the Company's automotive rental businesses, which have been organized under ANC Rental Corporation ("ANC Rental"), from the Company. The Company intends to distribute its entire interest in ANC Rental to the Company's stockholders on a tax-free basis, subject to, among other things, ANC Rental securing the necessary financing and third party approvals to operate as an independent public company as well as certain other conditions. The Company has obtained a private letter ruling from the Internal Revenue Service that, subject to the conditions set forth in the letter, the distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. As discussed in Note 11, Discontinued Operations, the Company's automotive rental segment has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

     In July 1998, the Company completed an initial public offering of 36.1% of the common stock of the Company's former solid waste subsidiary, Republic Services, Inc. ("RSG"). In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering. As discussed in Note 11, Discontinued Operations, the Company's former solid waste services segment has been accounted for as discontinued operations and accordingly, the gain on disposition, operating results and net assets at December 31, 1998 have been classified as discontinued operations in the accompanying Consolidated Financial Statements presented herein.

     In October 1997, the Company sold its former electronic security services division. As discussed in Note 11, Discontinued Operations, the Company's former electronic security services segment has been accounted for as discontinued operations and accordingly the operating results and gain on disposition have been classified as discontinued operations in the accompanying Consolidated Financial Statements presented herein.

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

                                AUTONATION, INC.

RECEIVABLES

     The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

                                                                1999       1998
                                                              --------   --------
Contracts in transit........................................  $  422.3   $  298.9
Finance receivables.........................................     413.1      352.0
Trade receivables...........................................     166.5      202.8
Manufacturer receivables....................................     134.1       86.1
Other.......................................................      57.5       60.4
                                                              --------   --------
                                                               1,193.5    1,000.2
Less: allowance for doubtful accounts.......................     (42.5)     (33.8)
                                                              --------   --------
                                                              $1,151.0   $  966.4
                                                              ========   ========

     Finance receivables at December 31 are as follows:

                                                               1999     1998
                                                              ------   ------
Finance leases..............................................  $196.3   $170.9
Installment loans...........................................    83.8     95.6
Retained interests in securitized installment loans.........   133.0     85.5
                                                              ------   ------
                                                              $413.1   $352.0
                                                              ======   ======

     The Company has a $1.7 billion commercial paper warehouse facility with unrelated financial institutions for the securitization of installment loan finance receivables. During the years ended December 31, 1999 and 1998, the Company securitized approximately $1.4 billion and $698.8 million of loan receivables under this program, net of retained interests, respectively. Installment loans sold under this program are nonrecourse beyond the Company's retained interests. The Company sells its receivables to a commercial paper conduit, but retains responsibility for servicing the loans for which it is paid a servicing fee. The Company retains a subordinated interest in the sold receivables and the future excess cash flow from the loan portfolio after required interest payments, servicing and other fees and expenses. The Company provides additional credit enhancement in the form of restricted cash deposits. At December 31, 1999, $1.01 billion was outstanding under this program. As further discussed in Note 12, Derivative Financial Instruments, the Company enters into interest rate protection agreements to manage the impact of interest rate changes on amounts securitized.

     In October 1999, a non-consolidated special purpose entity formed by the Company issued $786.8 million of asset-backed notes under a $2.0 billion shelf registration statement. Proceeds from these notes were used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. The Company retains responsibility for servicing the loans for which it is paid a servicing fee.

     The Company accounts for the sale of receivables in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Gains or losses from the sales of finance receivables are recognized in the period in which sales occur. In determining the gain or loss for each sale, the Company allocates the book value of the loan portfolio between amounts sold and retained interests based upon relative fair values. The Company's retained interests in securitized installment loan receivables consist of retained interests in sold principal, interest-only strip receivables representing the present value of future excess cash flow and servicing assets. Retained interests in the sold principal are carried at allocated carrying amounts and subsequently assessed for impairment. Interest-only strip receivables are carried at fair value and marked to market as a component of

                                AUTONATION, INC.

other comprehensive income. Servicing assets are initially recorded at allocated carrying amounts and subsequently amortized over the servicing period and assessed for impairment.

INVENTORY

     Inventory consists primarily of retail vehicles held for sale valued using the specific identification method, net of reserves. Cost includes acquisition, reconditioning and transportation expenses. Parts and accessories are valued at the factory list price which approximates lower of cost (first-in, first-out) or market.

     Inventory acquired in business acquisitions is recorded at fair value. Adjustments to convert from the acquired company's accounting method (generally last-in, first-out) to the Company's accounting method are recorded as an adjustment to the cost in excess of the fair value of net assets acquired.

     A summary of inventory at December 31 is as follows:

                                                                1999       1998
                                                              --------   --------
New vehicles................................................  $2,085.0   $1,274.3
Used vehicles...............................................     470.1      457.3
Parts, accessories and other................................     151.7      117.9
                                                              --------   --------
                                                              $2,706.8   $1,849.5
                                                              ========   ========

INVESTMENTS

     Investments consist of marketable securities and investments in businesses accounted for under the equity method. Marketable securities include investments in debt and equity securities classified as available for sale and are stated at fair value with unrealized gains and losses included in other comprehensive income. Fair value is estimated based on quoted market prices. Equity method investments represent investments in 50% or less owned automotive businesses over which the Company has the ability to exercise significant influence. The Company records its initial equity method investments at cost and subsequently adjusts the carrying amounts of the investments for the Company's share of the earnings or losses of the investee after the acquisition date as a component of other income in the Company's Consolidated Statements of Operations.

     A summary of investments at December 31 is as follows:

                                                               1999     1998
                                                              ------   ------
Marketable securities.......................................  $106.2   $ 96.8
Equity method investments...................................    69.6     70.9
                                                              ------   ------
                                                              $175.8   $167.7
                                                              ======   ======

     Investments in marketable securities at December 31 are as follows:

                                                                       1999
                                                     ----------------------------------------
                                                               GROSS        GROSS       FAIR
                                                             UNREALIZED   UNREALIZED   MARKET
                                                     COST      GAINS        LOSSES     VALUE
                                                     -----   ----------   ----------   ------
U.S. government debt securities....................  $37.2     $  --        $ (.6)     $ 36.6
Corporate debt securities..........................   21.5        --          (.4)       21.1
Equity securities..................................   27.4      21.1           --        48.5
                                                     -----     -----        -----      ------
                                                     $86.1     $21.1        $(1.0)     $106.2
                                                     =====     =====        =====      ======

                                AUTONATION, INC.

                                                                       1998
                                                     ----------------------------------------
                                                               GROSS        GROSS       FAIR
                                                             UNREALIZED   UNREALIZED   MARKET
                                                     COST      GAINS        LOSSES     VALUE
                                                     -----   ----------   ----------   ------
U.S. government debt securities....................  $70.6       $--         $(.6)     $70.0
Corporate debt securities..........................   26.8       --            --       26.8
                                                     -----       ----        ----      -----
                                                     $97.4       $--         $(.6)     $96.8
                                                     =====       ==          ====      =====

     At December 31, 1999, aggregate maturities of debt securities are as follows:

                                                                      FAIR
                                                              COST    VALUE
                                                              -----   -----
Due in 2 - 5 years..........................................  $55.7   $54.7
Due in 6 - 10 years.........................................    3.0     3.0
                                                              -----   -----
                                                              $58.7   $57.7
                                                              =====   =====

     Proceeds from sales of available for sale securities were $116.8 million, $94.1 million and $402.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Gross realized gains and losses of $5.3 million and $.8 million, respectively were recognized for the year ended December 31, 1999. Gross realized gains and losses were not material for the year ended December 31, 1998. During the year ended December 31, 1997, proceeds from sales of $402.3 million and realized gains of $102.3 million were recognized on the sale of 15.0 million common shares of ADT Limited. Such shares of ADT Limited common stock were received in March 1997 upon the Company's exercise of a warrant which became exercisable upon termination of the Company's agreement to acquire ADT Limited by mutual agreement of the parties in September 1996.

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

     A summary of property and equipment at December 31 is as follows:

                                                                1999       1998
                                                              --------   --------
Land........................................................  $  529.7   $  431.3
Buildings and improvements..................................     670.9      594.3
Furniture, fixtures and equipment...........................     310.5      284.1
                                                              --------   --------
                                                               1,511.1    1,309.7
Less: accumulated depreciation and amortization.............    (150.7)     (93.3)
                                                              --------   --------
                                                              $1,360.4   $1,216.4
                                                              ========   ========

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property

                                AUTONATION, INC.

and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. Fair values generally are estimated using prices for similar assets and/or discounted cash flows. As described in
Note 10, Restructuring and Impairment Charges, the Company recognized an impairment charge in 1999 for the write-down of certain megastore and other properties held for sale to fair value. Properties held for sale are included in other assets as described below.

INTANGIBLE ASSETS

     Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Accumulated amortization of intangible assets was $122.5 million and $59.7 million at December 31, 1999 and 1998, respectively.

     The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in assessing whether intangible assets have been impaired.

OTHER ASSETS

     Other assets consist primarily of megastore and other properties held for sale. As described in Note 10, Restructuring and Impairment Charges, the Company recognized an impairment charge in 1999 for the write-down of the carrying value of properties held for sale to fair value. Assets held for sale totaled approximately $212.0 million and $305.1 million at December 31, 1999 and 1998, respectively.

REVENUE RECOGNITION

     Revenue consists of sales of new and used vehicles and related finance and insurance products, sales from fixed operations (parts, service and body shop) and sales of other products including wholesale units. The Company recognizes revenue over the period in which products are sold or services are provided. An estimated allowance for chargebacks against revenue recognized from sales of finance and insurance products is established during the period in which related revenue is recognized.

     A summary of the Company's revenue by major products and services for the years ended December 31 is as follows:

                                                           1999        1998        1997
                                                         ---------   ---------   --------
New vehicles...........................................  $11,703.5   $ 6,879.1   $3,683.7
Used vehicles..........................................    4,631.0     3,326.3    1,496.7
Fixed operations.......................................    2,222.0     1,383.2      519.5
Other..................................................    1,555.3     1,076.0      422.9
                                                         ---------   ---------   --------
                                                         $20,111.8   $12,664.6   $6,122.8
                                                         =========   =========   ========

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes interest rate derivatives to manage the impact of interest rate changes on borrowings under the Company's variable rate vehicle inventory and revolving credit facilities. The Company also utilizes interest rate derivatives to manage the impact of interest rate changes on securitized installment loan receivables. The Company does not use derivative financial instruments for trading purposes.

                                AUTONATION, INC.

     Derivative financial instruments entered into concurrently with securitizations are accounted for at fair value as part of the proceeds received in the determination of the gain or loss on sale. If a derivative financial instrument entered into concurrently with a securitization is terminated, any resulting gain or loss is recognized in earnings upon termination.

     Interest rate swaps are used to manage the impact of interest rate changes on vehicle inventory and revolving credit facility borrowings. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments is recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the cost of the underlying exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, the related pro-rata portion of any unrecognized gain or loss on the swap is recognized in income at that time as part of the gain or loss on the termination. Amounts receivable or payable under the agreements are included in receivables or accrued liabilities in the accompanying Consolidated Balance Sheets and were not material at December 31, 1999 or 1998.

ADVERTISING

     The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at December 31, 1999 or 1998. Advertising expense was $212.2 million, $158.0 million and $94.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     The Company made interest payments of approximately $175.2 million, $190.2 million and $76.4 million for the years ended December 31, 1999, 1998 and 1997, respectively, including interest on vehicle inventory financing. The Company made income tax payments of approximately $84.2 million, $139.8 million and $59.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") by deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 beginning January 1, 2001. The Company has not yet quantified the impact of adopting SFAS 133 on the Company's consolidated financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

                                AUTONATION, INC.

2. BUSINESS COMBINATIONS

     Businesses acquired through December 31, 1999 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition. Businesses acquired and accounted for under the pooling of interests method of accounting have been included retroactively in the Consolidated Financial Statements as if the companies had operated as one entity since inception.

     During the year ended December 31, 1999, the Company acquired various automotive retail businesses. The Company paid approximately $879.1 million in cash for these acquisitions, all of which were accounted for under the purchase method of accounting.

     During the year ended December 31, 1998, the Company acquired various businesses in the automotive retail, solid waste services and automotive rental industries. With respect to continuing operations, the Company issued approximately 21.9 million shares of the Company's common stock, par value $.01 per share ("Common Stock"), valued at $473.2 million and paid approximately $727.0 million in cash for acquisitions accounted for under the purchase method of accounting. With respect to discontinued operations, the Company issued approximately 3.4 million shares of Common Stock valued at $68.0 million and paid approximately $494.4 million in cash and certain properties for acquisitions accounted for under the purchase method of accounting.

     During the year ended December 31, 1997, the Company acquired various businesses in the automotive retail, automotive rental, solid waste services and electronic security services industries. With respect to continuing operations, the Company issued approximately 43.6 million shares of Common Stock valued at $739.1 million and paid approximately $84.6 million in cash for acquisitions accounted for under the purchase method of accounting and issued approximately
23.6 million shares of Common Stock for acquisitions accounted for under the pooling of interests method of accounting. With respect to discontinued operations, the Company issued approximately 10.1 million shares of Common Stock valued at $224.3 million and paid approximately $163.9 million in cash and notes for acquisitions accounted for under the purchase method of accounting and issued approximately 59.9 million shares of Common Stock for acquisitions accounted for under the pooling of interests method of accounting.

     The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting related to continuing operations for the years ended December 31 were as follows:

                                                            1999       1998       1997
                                                           -------   ---------   -------
Property and equipment...................................  $ 145.5   $   372.3   $ 468.8
Intangible and other assets..............................    942.7     1,239.7     824.9
Working capital..........................................    450.3       735.8     198.4
Debt assumed.............................................   (623.8)   (1,074.5)   (618.3)
Other liabilities........................................    (35.6)      (73.1)    (50.1)
Common stock issued......................................       --      (473.2)   (739.1)
                                                           -------   ---------   -------
Cash used in business acquisitions, net of cash
  acquired...............................................  $ 879.1   $   727.0   $  84.6
                                                           =======   =========   =======

     The Company's unaudited pro forma consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred at the beginning of each period presented are as follows for the years ended December 31:

                                                                1999        1998
                                                              ---------   ---------
Revenue.....................................................  $21,454.8   $19,588.1
Income (loss) from continuing operations....................      (15.3)      306.3
Diluted earnings (loss) per share from continuing
  operations................................................       (.04)        .65

                                AUTONATION, INC.

     The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at December 31 are as follows:

                                                                1999        1998
                                                              ---------   ---------
Vehicle inventory credit facilities; secured by the
  Company's vehicle inventory; interest rates of 6.6% and
  5.8% at December 31, 1999 and 1998, respectively..........  $ 2,212.6   $ 1,339.2
$1.5 billion unsecured revolving credit facilities; interest payable using LIBOR based rates; interest rates of 6.6%
  and 5.4% at December 31, 1999 and 1998, respectively;
  $500.0 million matures March 2000; $1.0 billion matures
  April 2002................................................      669.0       500.0
Other debt; secured by real property, equipment and other
  assets; interest ranging from 6.0% to 9.0%; maturing
  through 2009..............................................      203.2        26.5
                                                              ---------   ---------
                                                                3,084.8     1,865.7
Less: current portion.......................................   (2,248.7)   (1,344.8)
                                                              ---------   ---------
                                                              $   836.1   $   520.9
                                                              =========   =========

     The Company's revolving credit facilities require, among other items, that the Company maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with these ratios and covenants at December 31, 1999.

     In March 2000, the Company entered into a new $500.0 million 364-day unsecured bank revolving credit facility to replace its existing 364-day facility which matured in March 2000. This facility will be used for general corporate purposes and complements the $1.0 billion bank revolving credit facility maturing in April 2002.

     The Company has a $500.0 million bank-sponsored multi-seller commercial paper conduit facility to finance new and used vehicle inventory. At December 31, 1999, approximately $224.4 million was outstanding under this facility. The facility supplements the new and used vehicle inventory finance facilities provided by vehicle manufacturer captive finance companies.

     Interest expense on vehicle inventory credit facilities is included as a component of cost of operations in the accompanying Consolidated Statements of Operations.

     At December 31, 1999, aggregate maturities of notes payable and long-term debt are as follows:

2000........................................................  $2,248.7
2001........................................................       7.2
2002........................................................     823.7
2003........................................................       1.0
2004........................................................        .9
Thereafter..................................................       3.3
                                                              --------
                                                              $3,084.8
                                                              ========

                                AUTONATION, INC.

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

     Certain businesses acquired in 1997 and accounted for under the pooling of interests method of accounting were subchapter S corporations for income tax purposes. The subchapter S corporation status of these companies was terminated effective with the closing date of the acquisitions. For purposes of these Consolidated Financial Statements, federal and state income taxes have been recorded as if these companies had filed subchapter C corporation tax returns for the pre-acquisition periods, and the current income tax expense is reflected as an increase to additional paid-in capital.

     The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

                                                               1999      1998     1997
                                                              -------   ------   ------
Current:
  Federal...................................................  $ 108.4   $105.5   $(63.5)
  State.....................................................     22.8      9.1     (4.4)
Federal and state deferred..................................   (111.2)    26.7     75.9
Change in valuation allowance...............................    (16.0)   (14.5)      --
                                                              -------   ------   ------
Provision for income taxes..................................  $   4.0   $126.8   $  8.0
                                                              =======   ======   ======

     A reconciliation of the provision (benefit) for income taxes calculated using the statutory federal income tax rate to the Company's provision for income taxes from continuing operations for the years ended December 31 is as follows:

                                                               1999     1998    1997
                                                              ------   ------   -----
Provision (benefit) for income taxes at statutory rate of
  35%.......................................................  $ (9.6)  $123.4   $ 7.6
Non-deductible expenses.....................................    28.6     10.3     2.6
State income taxes, net of federal benefit..................     1.0      7.6      .5
Change in valuation allowance...............................   (16.0)   (14.5)     --
Other, net..................................................      --       --    (2.7)
                                                              ------   ------   -----
Provision for income taxes..................................  $  4.0   $126.8   $ 8.0
                                                              ======   ======   =====

     Components of the net deferred income tax liability at December 31 are as follows:

                                                               1999      1998
                                                              -------   -------
Deferred income tax liabilities:
  Book basis in property over tax basis.....................  $ 336.1   $ 244.8
  Expenses deducted for tax, not for book...................    705.6     144.8
Deferred income tax assets:
  Net operating losses......................................     (4.2)    (33.6)
  Accruals not currently deductible.........................   (342.0)   (163.0)
Valuation allowance.........................................    109.3     130.0
                                                              -------   -------
Net deferred income tax liability...........................  $ 804.8   $ 323.0
                                                              =======   =======

     At December 31, 1999, the Company had available domestic net operating loss carryforwards of approximately $11.1 million which begin to expire in the year 2010. In assessing the realizability of deferred

                                AUTONATION, INC.

tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Future decreases to the valuation allowance may be allocated to reduce intangible assets associated with business acquisitions accounted for under the purchase method of accounting.

5. OTHER COMPREHENSIVE INCOME

     The changes in the components of other comprehensive income (loss), net of income taxes, for the years ended December 31 are as follows:

                                             1999                        1998                        1997
                                   -------------------------   -------------------------   -------------------------
                                   PRE-TAX    TAX      NET     PRE-TAX    TAX      NET     PRE-TAX    TAX      NET
                                   AMOUNT    EFFECT   AMOUNT   AMOUNT    EFFECT   AMOUNT   AMOUNT    EFFECT   AMOUNT
                                   -------   ------   ------   -------   ------   ------   -------   ------   ------
Foreign currency translation
  adjustments....................   $(1.9)   $  --    $(1.9)    $(1.6)    $ --    $(1.6)    $(4.7)    $--     $(4.7)
Unrealized gain (loss) on
  marketable securities and
  interest-only strip
  receivables....................    20.1     (7.3)    12.8        .3      (.1)      .2        --      --        --
                                    -----    -----    -----     -----     ----    -----     -----     ---     -----
Other comprehensive income
  (loss).........................   $18.2    $(7.3)   $10.9     $(1.3)    $(.1)   $(1.4)    $(4.7)    $--     $(4.7)
                                    =====    =====    =====     =====     ====    =====     =====     ===     =====

     Accumulated other comprehensive income (loss) at December 31 is as follows:

                                                              1999    1998
                                                              -----   -----
Foreign currency translation adjustments....................  $(6.4)  $(4.5)
Unrealized gain on marketable securities and interest-only
  strip receivables.........................................   13.0      .2
                                                              -----   -----
                                                              $ 6.6   $(4.3)
                                                              =====   =====

     No material reclassification adjustments were recorded in 1999 or 1998. During the year ended December 31, 1997, the Company reclassified unrealized holding gains totaling approximately $65.0 million, net of income taxes of approximately $37.3 million, to realized gains in connection with the sale of the shares of ADT Limited common stock in May 1997.

6. SHAREHOLDERS' EQUITY

     During the year ended December 31, 1999, the Company's Board of Directors authorized additional share repurchase programs increasing the cumulative share repurchase programs to $1.75 billion from $500.0 million authorized in 1998. The Company repurchased 91.0 million shares of Common Stock during 1999 for an aggregate purchase price of $1.16 billion. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

     During the year ended December 31, 1998, the Company's former solid waste subsidiary, RSG, completed an initial public offering of approximately 36.1% of its outstanding common stock, resulting in net proceeds of approximately $1.43 billion. In addition, in August 1998, the Company's Board of Directors authorized the repurchase of up to $500.0 million of Common Stock over the following 12 months. During the year ended December 31, 1998, the Company repurchased 9.1 million shares of Common Stock for an aggregate purchase price of $136.0 million under the Board authorized share repurchase program.

     During the year ended December 31, 1997, the Company sold 15.8 million shares of Common Stock in a private placement transaction resulting in net proceeds of approximately $552.7 million. In addition, in May

                                AUTONATION, INC.

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

7. STOCK OPTIONS AND WARRANTS

     The Company has various stock option plans under which shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the quoted market price of the Common Stock at the date of grant. Generally, options granted will have a term of 10 years from the date of grant, and will vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. In October 1998, the Company's Board of Directors approved the repricing of approximately 32.1 million employee stock options to $12.75 per share, equal to the closing price of the Company's Common Stock on the last business day prior to the date of the repricing. Option holders were precluded from exercising any of their repriced options prior to January 2, 2000. All other terms of the existing options, including the vesting schedules, were unchanged.

     A summary of stock option and warrant transactions is as follows for the years ended December 31:

                                                     1999                 1998                 1997
                                              ------------------   ------------------   ------------------
                                                       WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                        AVERAGE              AVERAGE              AVERAGE
                                                       EXERCISE             EXERCISE             EXERCISE
                                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                              ------   ---------   ------   ---------   ------   ---------
Options and warrants outstanding at
  beginning of period.......................   54.6     $12.52      48.1     $15.67      52.5      $7.63
Granted.....................................   17.0      15.80      16.9      21.89      15.2      28.52
Exercised...................................   (7.8)      3.73      (9.3)      3.62     (18.7)      3.24
Canceled....................................  (12.9)     13.90      (1.1)     25.34       (.9)     24.59
                                              -----                -----                -----
Options and warrants outstanding at end of
  period....................................   50.9      15.84      54.6      12.52      48.1      15.67
                                              =====                =====                =====
Options and warrants exercisable at end of
  period....................................   15.4      18.58      18.8      11.27      26.8       8.71
Options available for future grants.........   24.1                 28.2                 14.0

     The following table summarizes information about outstanding and exercisable stock options at December 31, 1999:

                                                      OUTSTANDING                 EXERCISABLE
                                            --------------------------------   ------------------
                                                      WEIGHTED-
                                                       AVERAGE     WEIGHTED-            WEIGHTED-
                                                      REMAINING     AVERAGE              AVERAGE
EXERCISE PRICE OR                                    CONTRACTUAL   EXERCISE             EXERCISE
RANGE OF EXERCISE PRICES                    SHARES   LIFE(YRS.)      PRICE     SHARES     PRICE
------------------------                    ------   -----------   ---------   ------   ---------
  $1.13 - $12.38..........................    7.2       5.28        $11.08       6.2     $10.97
   12.75..................................   19.2       7.54         12.75        --         --
   12.88 - 41.88..........................   24.5       7.75         19.65       9.2      23.72
                                             ----       ----        ------      ----     ------
                                             50.9       7.32        $15.84      15.4     $18.58
                                             ====       ====        ======      ====     ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based

                                AUTONATION, INC.

Compensation", the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted after December 31, 1994, the Company's pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Pro forma net income...........................  $ 199.5       $ 368.5       $ 375.3
Pro forma diluted earnings per share...........     .46           .81           .88
Pro forma weighted average fair value of
  options granted..............................     6.87         13.87         10.03
Risk free interest rates.......................  6.34-6.38%    4.76-4.82%    5.74-5.78%
Expected lives.................................  5-7 years     5-7 years     5-7 years
Expected volatility............................     40%           40%           40%

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     By letter dated January 11, 1996, Acme Commercial Corp. d/b/a CarMax, The Auto Superstore, accused the Company's wholly-owned subsidiary, AutoNation USA Corporation of infringing CarMax's trademark rights by using the marks "AutoNation USA(SM)" and "The Better Way to Buy a Car(SM)." The Company denied such allegations and on February 5, 1996, filed suit in the U.S. District Court for the Southern District of Florida seeking a declaratory judgment that its use and registration of such marks do not violate any of the rights of CarMax. On or about October 11, 1996, CarMax filed a counterclaim against the Company seeking damages and an order enjoining the Company from using certain marks, including the marks "AutoNation USA" and "The Better Way to Buy a Car." On November 5, 1998, following a jury trial, the court entered a judgment in favor of AutoNation USA and against CarMax with respect to the marks in question. On December 2, 1998, CarMax filed a notice of appeal of the trial court's decision with the U.S. Court of Appeals for the Eleventh Circuit. In December 1999, the Eleventh Circuit affirmed per curiam the lower court's dismissal of this matter. To the Company's knowledge, no further appeals have been filed in this matter.

     The Company is a party to numerous other legal proceedings which arose in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's consolidated results of operations, financial condition and/or cash flows.

LEASE COMMITMENTS

     The Company leases real property, equipment and software under various operating leases most of which have terms from 1 to 25 years.

     Expenses under real property, equipment and software leases were $86.2 million, $45.0 million and $12.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                AUTONATION, INC.

     Future minimum lease obligations under noncancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 1999 are as follows:

Year Ending December 31:
2000........................................................  $ 91.0
2001........................................................    81.0
2002........................................................    58.0
2003........................................................    45.8
2004........................................................    36.5
Thereafter..................................................   149.6
                                                              ------
                                                              $461.9
                                                              ======

     The Company is the lessee under a $500.0 million lease facility that was established to acquire and develop the Company's used vehicle megastores and other properties. At December 31, 1999, $469.7 million was funded under this facility of which $152.5 million has been accounted for as capital leases and the remaining $317.2 million has been accounted for as operating leases. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $413.3 million at December 31, 1999. As described in Note 10, Restructuring and Impairment Charges, the Company has closed certain megastore and other properties, some of which are leased under this facility. The Company has accrued $103.3 million as part of its 1999 restructuring and impairment charges representing its estimated liability under the residual value guarantee for the closed properties.

OTHER MATTERS

     In the normal course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company's performance. To date, the Company has satisfied financial responsibility requirements for regulatory agencies by making cash deposits, obtaining surety bonds or by obtaining bank letters of credit. At December 31, 1999, surety bonds and letters of credit totaling $261.3 million expire through 2007; $138.5 million of which relate to ANC Rental's operations.

     The Company provides credit enhancement related to ANC Rental's vehicle financing in the form of guarantees and letters of credit. At December 31, 1999, letters of credit totaling $465.0 million which mature through September 2000 were outstanding related to this financing. In February 2000, the Company contributed $180.0 million of capital to ANC Rental which was used to replace maturing letters of credit.

9. EARNINGS (LOSS) PER SHARE

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

                                AUTONATION, INC.

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31 is as follows:

                                                              1999    1998    1997
                                                              -----   -----   -----
Weighted average shares outstanding used in calculating
  basic earnings per share..................................  429.8   455.1   403.1
Effect of dilutive options and warrants.....................     --    15.8    27.8
                                                              -----   -----   -----
Weighted average common and common equivalent shares used in
  calculating diluted earnings per share....................  429.8   470.9   430.9
                                                              =====   =====   =====

     At December 31, 1999, total outstanding employee stock options of approximately 50.9 million have been excluded from the computation of diluted earnings per share since they are anti-dilutive due to the 1999 loss from continuing operations. At December 31, 1998 and 1997, the Company had approximately 4.8 million and 5.4 million stock options outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

10. RESTRUCTURING AND IMPAIRMENT CHARGES

     During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan is comprised of the following major components: (1) exiting the used vehicle megastore business by immediately closing 23 of the Company's megastores and converting six others into new vehicle franchises (eight used vehicle megastores had previously been converted); and (2) reducing the corporate workforce. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million. Approximately $416.4 million appears as restructuring and impairment charges in the Company's 1999 Consolidated Statement of Operations and consists of: $390.2 million of asset impairment charges and $26.2 million of termination benefits and other exit costs. The remaining $27.3 million represents inventory related costs associated with the megastore closures and is included in cost of operations in the Company's 1999 Consolidated Statement of Operations. The $390.2 million asset impairment charge consists of: $348.2 million of megastore and other property impairments (including $103.3 million of reserves for guaranteed lease residual values for properties leased under the Company's $500.0 million lease facility described in Note 8, Commitments and Contingencies); and $42.0 million of information systems and other impairments.

     The Company will dispose of its closed properties primarily through sale to independent third parties. Although the Company intends to aggressively market these properties, the ultimate disposition could exceed one year. Expected annual carrying costs associated with closed properties total approximately $40.4 million and will be charged to expense in future periods as incurred. Operating results for the operations to be disposed for the years ended December 31 are as follows:

                                                              1999       1998      1997
                                                            --------   --------   ------
Revenue...................................................  $1,445.7   $1,133.0   $495.9
Operating loss............................................     (14.1)      (1.1)   (34.6)

     Through December 31, 1999, the Company has spent approximately $10.8 million of these charges primarily for severance benefits and has recorded $312.4 million of these charges against certain assets. As of December 31, 1999, approximately $120.5 million remained in accrued liabilities related primarily to reserves for leased properties.

     During the year ended December 31, 1997, the Company recorded pre-tax charges of approximately $150.0 million associated with consolidating the Company's automotive retail operations. Approximately $85.0 million appears as restructuring and impairment charges in the Company's 1997 Consolidated

                                AUTONATION, INC.

Statement of Operations and consists of: $42.5 million for consolidation of information systems; $25.3 million related to relocating or closing certain operations; and $17.2 million of severance and other costs. The remaining $65.0 million of this charge relates to inventory consolidation and is included in cost of operations in the Company's 1997 Consolidated Statement of Operations. During the year ended December 31, 1998, the Company reduced its estimated restructuring reserves for information systems and increased its estimated reserves for closed operations by approximately $21.0 million. The decrease in the information systems reserve is a result of the Company's decision to eliminate or delay the conversion of certain systems. The increase in the reserve for closed operations is due to the Company's decision to close its reconditioning centers and relocate the reconditioning operations to the Company's AutoNation USA megastores. Approximately $32.0 million of the $85.0 million charge was spent on restructuring activities and the remaining $53.0 million was applied against certain assets. Included in the 1999 restructuring and impairment charges described above are $30.1 million of additional estimated impairment losses related to the closed reconditioning centers and other properties held for sale.

11. DISCONTINUED OPERATIONS

     As a result of the Company's decision to separate its automotive rental business, the net assets and operating results of the Company's automotive rental segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements. The Company has recorded a loss on disposition of the rental segment totaling $34.1 million, net of income taxes, representing the estimated loss from operations through the expected distribution date and costs associated with the planned spin-off.

     In July 1998, the Company's former solid waste services subsidiary, RSG, completed an initial public offering of 36.1% of its outstanding common stock resulting in net proceeds of approximately $1.43 billion. In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering resulting in net proceeds of approximately $1.78 billion and an after tax gain of approximately $377.0 million. Accordingly, the gain on disposition, operating results through the date of disposition and net assets at December 31, 1998 of RSG have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements.

     In October 1997, the Company sold its electronic security services division for approximately $610.0 million resulting in an after tax gain of approximately $230.0 million. In 1999 and 1998, the Company recognized additional after tax gains of approximately $2.1 million and $11.6 million, respectively, related to finalizing the gain on disposition. The operating results through the date of disposition and gain on disposition of the electronic security services segment have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements.

                                AUTONATION, INC.

     A summary of the net assets of discontinued operations as of December 31 is as follows:

                                                   1999                     1998
                                               ------------   --------------------------------
                                                AUTOMOTIVE    AUTOMOTIVE    SOLID
                                                  RENTAL        RENTAL      WASTE      TOTAL
                                               ------------   ----------   --------   --------
Current assets...............................    $5,349.3      $5,345.1    $  784.0   $6,129.1
Non-current assets...........................     1,000.2         907.5     2,028.1    2,935.6
                                                 --------      --------    --------   --------
          Total assets.......................     6,349.5       6,252.6     2,812.1    9,064.7
                                                 --------      --------    --------   --------
Current liabilities..........................     2,235.8       3,438.6       783.8    4,222.4
Non-current liabilities......................     3,387.1       2,075.3       729.2    2,804.5
                                                 --------      --------    --------   --------
          Total liabilities..................     5,622.9       5,513.9     1,513.0    7,026.9
                                                 --------      --------    --------   --------
Minority interest............................          --            --       468.9      468.9
                                                 --------      --------    --------   --------
Net assets of discontinued operations........    $  726.6      $  738.7    $  830.2   $1,568.9
                                                 ========      ========    ========   ========

     Selected statement of operations data for the Company's discontinued operations for the years ended December 31 is as follows:

                                       1999                               1998
                          -------------------------------   --------------------------------
                          AUTOMOTIVE    SOLID               AUTOMOTIVE    SOLID
                            RENTAL      WASTE     TOTAL       RENTAL      WASTE      TOTAL
                          ----------    ------   --------   ----------   --------   --------
Revenue.................   $3,542.3     $552.5   $4,094.8    $3,453.6    $1,369.1   $4,822.7
Operating income
  (loss)................      (76.3)(1)  113.5       37.2       178.9       299.3      478.2
Provision (benefit) for
  income taxes..........      (18.8)      38.8       20.0        61.3       105.3      166.6
Minority interest in
  RSG...................         --       21.6       21.6          --        33.9       33.9
Income (loss) from
  discontinued
  operations............      (71.0)      40.4      (30.6)      108.8       153.3      262.1

                                              1997
                         --------------------------------------------
                         AUTOMOTIVE     SOLID     ELECTRONIC
                           RENTAL       WASTE      SECURITY   TOTAL
                         ----------    --------   ---------- --------
Revenue.................  $3,055.1     $1,127.7     $83.8    $4,266.6
Operating income
  (loss)................      86.1(2)     211.5      14.7       312.3
Provision (benefit) for
  income taxes..........      31.8         76.9       5.2       113.9
Minority interest in
  RSG...................        --           --        --          --
Income (loss) from
  discontinued
  operations............      51.2        135.6       9.5       196.3

---------------

(1) Includes pre-tax restructuring and other charges of $58.9 million in 1999 primarily related to ANC Rental's consolidation of its North American operations and other restructuring activities.
(2) Includes pre-tax restructuring and other charges of $78.0 million in 1997 related to integrating the automotive rental operations.

12. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate swap agreements to manage the impact of interest rate changes on borrowings under the Company's variable rate vehicle inventory and revolving credit facilities. At December 31, 1999, notional principal amounts related to interest rate swaps (variable to fixed rate) were $150.0 million maturing in 2000. At December 31, 1999, the weighted average fixed rate payment on variable to fixed rate swaps was 5.96%. Variable rates are indexed to LIBOR.

     The Company has also entered into interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $1.02 billion contractually maturing through 2006 which effectuate a variable to fixed rate swap at a weighted average rate of 6.13% at December 31, 1999. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial Rate.

     The amounts exchanged by the counterparties to interest rate derivatives are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate derivatives form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Company's exposure as an end user of derivative financial instruments.

                                AUTONATION, INC.

     The Company is exposed to credit related losses in the event of non-performance by counterparties to derivative financial instruments. The Company monitors the credit worthiness of the counterparties and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments.

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

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     - Cash and cash equivalents, trade and manufacturer receivables, other current assets, accounts payable, accrued liabilities, other current liabilities and variable and fixed rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value.

     - Installment loans receivable and retained interests in securitized receivables: The fair value of installment loans receivable and retained interests in securitized receivables are estimated based upon the discounted value of the future cash flows expected to be received. Significant assumptions used to estimate the fair value at December 31, 1999 and 1998 are as follows: discount rate -- 9.64% and 8.13%; cumulative loss rate -- 4.49% and 1.97%; and prepayment rate -- 1.5% per month.

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

     The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amounts approximate fair value, as of December 31:

                                                               1999               1998
                                                         ----------------   ----------------
                                                         CARRYING   FAIR    CARRYING   FAIR
ASSETS (LIABILITIES)                                      AMOUNT    VALUE    AMOUNT    VALUE
--------------------                                     --------   -----   --------   -----
Installment loans receivable...........................   $83.8     $84.8    $95.6     $99.2
Retained interests in securitized receivables:
  Principal............................................    70.4      70.6     44.2      44.6
  Interest-only strips.................................    51.8      51.8     38.2      38.2
  Servicing assets.....................................    10.8      10.4      3.1       3.1
Interest rate caps.....................................      --      18.5       --       8.9
Interest rate floors...................................      --      (7.7)      --      (7.1)
Interest rate swaps....................................      --        .1       --      (1.7)

                                AUTONATION, INC.

14. BUSINESS AND CREDIT CONCENTRATIONS

     The Company owns and operates franchised automotive dealerships in the United States.

     Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers of which the Company holds franchises. At December 31, 1999 and 1998, the Company had receivables from manufacturers of $134.1 million and $86.1 million, respectively.

     The Company purchases substantially all of its new vehicles from various manufacturers at the prevailing prices charged by the manufacturers to all franchised dealers. The Company's sales volume could be adversely impacted by the manufacturers' inability to supply the dealerships with an adequate supply of vehicles.

     Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which the Company's products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 1999, the Company does not consider itself to have any significant non-manufacturer concentrations of credit risk.

15. QUARTERLY INFORMATION (UNAUDITED)

     The Company's operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, the Company expects revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters.

     Operating income (loss) in the fourth quarter of 1999 includes restructuring and impairment charges of $443.7 million, as described in Note 10, Restructuring and Impairment Charges.

     The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1999 and 1998.

                                                            FIRST      SECOND     THIRD      FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           --------   --------   --------   --------
Revenue...........................................  1999   $4,562.7   $5,069.6   $5,459.7   $5,019.8
                                                    1998    2,343.4    3,172.6    3,508.0    3,640.6
Operating income (loss)...........................  1999       92.9      154.9      141.4     (404.6)
                                                    1998       45.9       94.9      119.7       95.8
Income (loss) from continuing operations..........  1999       58.4       97.1       92.6     (279.6)
                                                    1998       27.7       54.2       81.3       62.6
Basic earnings (loss) per share from continuing
  operations......................................  1999        .13        .22        .22       (.71)
                                                    1998        .06        .12        .18        .13
Diluted earnings (loss) per share from continuing
  operations......................................  1999        .13        .21        .22       (.71)
                                                    1998        .06        .11        .17        .13
Net income (loss).................................  1999       80.1      501.2      104.7     (403.1)
                                                    1998       77.1      127.4      179.7      115.3

                                AUTONATION, INC.

     The following table sets forth, for the periods indicated, the high and low prices per share of the Company's Common Stock as reported by the New York Stock Exchange.

                                                              HIGH      LOW
                                                              ----      ---
1999
First Quarter...............................................  $16 15/16 $12 1/8
Second Quarter..............................................   18 3/8    11 5/8
Third Quarter...............................................   17 7/8    11 1/2
Fourth Quarter..............................................   12 11/16   7 1/2
1998
First Quarter...............................................  $29       $19 3/16
Second Quarter..............................................   30        22 15/16
Third Quarter...............................................   27        13 3/4
Fourth Quarter..............................................   18 3/8    10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except for biographical information regarding our executive officers who are not also directors of our company, which appears on page 8 of this document, the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1) Financial Statements of the Company are set forth in Part II, Item 8.

     (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 1999 is submitted herewith.

     (3) Exhibits -- See Index to Exhibits included elsewhere in this document.

 (b) Reports on Form 8-K.

     Current Report on Form 8-K filed December 14, 1999 and dated December 13, 1999, Item 5, reporting AutoNation's decision to exit the used vehicle megastore category, a related announcement of a pre-tax charge to earnings to be taken in the fourth quarter and the Board of Directors' authorization to repurchase an additional $500 million shares of the company's common stock.

     Current Report on Form 8-K filed October 22, 1999 and dated October 21, 1999, Item. 5, reporting AutoNation's plans to separate its automotive rental business and filing Selected Financial Data, MD&A and audited consolidated financial statements restated to present the automotive rental business as discontinued operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:

                                          AutoNation, Inc.

                                          By:    /s/ MICHAEL J. JACKSON
                                            ------------------------------------
                                                     Michael J. Jackson
                                            Chief Executive Officer and Director

March 30, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ H. WAYNE HUIZENGA                  Chairman of the Board            March 30, 2000
-----------------------------------------------------
                  H. Wayne Huizenga

               /s/ MICHAEL J. JACKSON                  Chief Executive Officer and      March 30, 2000
-----------------------------------------------------    Director (Principal Executive
                 Michael J. Jackson                      Officer)

                /s/ PATRICIA A. MCKAY                  Senior Vice                      March 30, 2000
-----------------------------------------------------    President -- Finance and
                  Patricia A. McKay                      Controller, and Acting Chief
                                                         Financial Officer (Principal
                                                         Financial Officer and
                                                         Principal Accounting Officer)

                /s/ HARRIS W. HUDSON                   Vice Chairman and Director       March 30, 2000
-----------------------------------------------------
                  Harris W. Hudson

                 /s/ ROBERT J. BROWN                   Director                         March 30, 2000
-----------------------------------------------------
                   Robert J. Brown

                   /s/ J.P. BRYAN                      Director                         March 30, 2000
-----------------------------------------------------
                     J.P. Bryan

                 /s/ RICK L. BURDICK                   Director                         March 30, 2000
-----------------------------------------------------
                   Rick L. Burdick

               /s/ MICHAEL G. DEGROOTE                 Director                         March 30, 2000
-----------------------------------------------------
                 Michael G. DeGroote

             /s/ GEORGE D. JOHNSON, JR.                Director                         March 30, 2000
-----------------------------------------------------
               George D. Johnson, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ JOHN J. MELK                     Director                         March 30, 2000
-----------------------------------------------------
                    John J. Melk

               /s/ IRENE B. ROSENFELD                  Director                         March 30, 2000
-----------------------------------------------------
                 Irene B. Rosenfeld

                                AUTONATION, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN MILLIONS)

                                             BALANCE
                                               AT       ADDITIONS                              BALANCE
                                            BEGINNING   CHARGED TO                             AT END
             CLASSIFICATIONS                 OF YEAR      INCOME      DEDUCTIONS     OTHER     OF YEAR
             ---------------                ---------   ----------    ----------    -------    -------
Allowance for doubtful accounts:
  1999....................................    $33.8       $ 13.4        $ (9.4)(2)  $   4.7(1) $ 42.5
  1998....................................      8.5          1.8          (3.1)(2)     26.6(1)   33.8
  1997....................................      2.4          1.4          (1.6)(2)      6.3(1)    8.5
Restructuring reserves(3):
  1999....................................     24.1        416.4         (12.5)(5)   (307.5)(4)  120.5
  1998....................................     46.0           --(6)      (15.5)(5)     (6.4)(4)   24.1
  1997....................................       --         85.0         (14.8)(5)    (24.2)(4)   46.0

---------------

(1) Allowance of acquired businesses.
(2) Accounts written off.
(3) Included under the caption "Accrued Liabilities" in the accompanying Consolidated Balance Sheets.
(4) Primarily asset write-offs.
(5) Primarily cash payments of costs associated with restructuring activities.
(6) During the year ended December 31, 1998, the Company reduced its estimated restructuring reserves for information systems and increased its estimated reserves for closed operations by approximately $21.0 million.

                                      EXHIBIT INDEX

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
  2.1      --   Agreement and Plan of Merger and Reorganization, dated May
                30, 1991, by and between Republic Waste Industries, Inc., an
                Oklahoma corporation, and Republic Waste Industries, Inc., a
                Delaware corporation (incorporated by reference to Exhibit
                3.1 to AutoNation's Annual Report on Form 10-K for the year ended December 31, 1991).
  2.2*     --   U.S. Purchase Agreement relating to the sale of Class A
                Common Stock of Republic Services, Inc., dated as of April
                27, 1999.
  2.3*     --   International Purchase Agreement relating to the sale of
                Class A Common Stock of Republic Services, Inc., dated as of
                April 27, 1999.
  3.1      --   Third Amended and Restated Certificate of Incorporation of
                AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to AutoNation's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1999).
  3.2      --   Bylaws of AutoNation, Inc., as amended to date (incorporated by reference to Exhibit 3.2 to AutoNation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
  4.1      --   Credit Facilities and Reimbursement Agreement dated as of
                April 23, 1997, by and among Republic Industries, Inc., and
                Republic Resources Company, as Borrowers, NationsBank,
                National Association (South), as Arranger and Administrative
                Agent, Various Co-Agents Listed Therein and Various Lenders
                Listed Therein (incorporated by reference to Exhibit 4.22 to
                AutoNation's Current Report on Form 8-K, dated June 13,
                1997).
  4.2      --   Master Motor Vehicle Lease and Servicing Agreement dated as of February 26, 1999 among National Car Rental System, Inc.
                as lessee, National Car Rental Financing Limited Partnership as lessor, and AutoNation, Inc. as guarantor (incorporated by reference to Exhibit 4.1 to AutoNation's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).
  4.3      --   Series 1999-1 Supplement dated as of February 26, 1999
                between National Car Rental Financing Limited Partnership
                ("NFLP"), and The Bank of New York, as Trustee (the
                "Trustee") to the Base Indenture, dated as of April 30, 1996 between NFLP and the Trustee, as amended by the supplement and amendment to the Base Indenture, dated as of December
                20, 1996, between NFLP and the Trustee (incorporated by
                reference to Exhibit 4.2 to AutoNation's Quarterly Report on
                Form 10-Q for the Quarter ended March 31, 1999).
  4.4      --   Base Indenture dated as of February 26, 1999 between ARG
                Funding Corp. and The Bank of New York, as Trustee
                (incorporated by reference to Exhibit 4.3 to AutoNation's
                Quarterly Report on Form 10-Q for the Quarter ended March
                31, 1999).
  4.5      --   Series 1999-1 Supplement dated as of February 26, 1999
                between ARG Funding Corp. and The Bank of New York as
                Trustee to the ARG Base Indenture (incorporated by reference to Exhibit 4.4 to AutoNation's Quarterly Report on Form 10-Q
                for the Quarter ended March 31, 1999).
  4.6      --   Third Amended and Restated Master Collateral Agency
                Agreement dated as of February 26, 1999 among National Car
                Rental System, Inc., Alamo Rent-A-Car, Inc. and Spirit
                Rent-A-Car, Inc. d/b/a CarTemps USA, Alamo Financing, L.P.,
                National Car Rental Financing Limited Partnership and
                CarTemps Financing, L.P., as lessor grantors, AutoNation,
                Inc. as master servicer and Citibank, N.A., as master
                collateral agent (incorporated by reference to Exhibit 4.5 to AutoNation's Quarterly Report on Form 10-Q for the
                Quarter ended March 31, 1999).
 10.1      --   AutoNation, Inc. 1990 Stock Option and Stock Purchase Plan
                (incorporated by reference to Exhibit 10.1(a) to
                AutoNation's Registration Statement on Form S-1 Commission
                File No. 33-37191).
 10.2      --   AutoNation, Inc. 1991 Stock Option Plan (incorporated by
                reference to Exhibit 10.42 to AutoNation's Annual Report on
                Form 10-K for the year ended December 31, 1992).

EXHIBITS                           DESCRIPTION OF EXHIBIT
--------                           ----------------------
 10.3      --   AutoNation, Inc. 1995 Amended and Restated Employee Stock
                Option Plan (incorporated by reference to Exhibit 10.9 to
                AutoNation's Annual Report on Form 10-K for the year ended
                December 31, 1998).
 10.4      --   AutoNation, Inc. Amended and Restated 1995 Non-Employee
                Director Stock Option Plan (incorporated by reference to
                Exhibit 10.10 to AutoNation's Annual Report on Form 10-K for
                the year ended December 31, 1998).
 10.5      --   AutoNation, Inc. Amended and Restated 1997 Employee Stock
                Option Plan (incorporated by reference to Exhibit 10.19 to
                AutoNation's Annual Report on Form 10-K for the year ended
                December 31, 1998).
 10.6      --   AutoNation, Inc. Amended and Restated 1998 Employee Stock
                Option Plan (incorporated by reference to Exhibit 10.20 to
                AutoNation's Annual Report on Form 10-K for the year ended
                December 31, 1998).
 10.7      --   Letter Agreements dated March 26, 1999 and July 29, 1999
                between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to
                Exhibit 10.1 of AutoNation's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 1999).
 10.8      --   Separation Agreement dated June 24, 1999 and effective
                September 24, 1999 for Steven R. Berrard, former Co-Chief
                Executive Officer (incorporated by reference to Exhibit 10.2 of AutoNation's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1999).
 10.9      --   Letter Agreement dated September 22, 1999 between
                AutoNation, Inc. and Michael J. Jackson, Chief Executive
                Officer (incorporated by reference to Exhibit 10.4 of
                AutoNation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
 10.10*    --   Separation Agreement effective December 31, 1999 for James
                O. Cole, former Senior Vice President, General Counsel and
                Secretary.
 10.11     --   Separation Agreement dated July 30, 1999 for John R.
                Costello, former President (incorporated by reference to
                Exhibit 10.3 of AutoNation's Quarterly Report on Form 10-Q
                for the quarter ended September 30, 1999).
 10.12     --   Letter Agreement between Alamo Rent-A-Car, Inc. and General
                Motors Corporation dated November 18, 1997 (incorporated by reference to Exhibit 10.25 to AutoNation's Annual Report on
                Form 10-K for the year ended December 31, 1997).
 10.13     --   Letter Agreement between National Car Rental System, Inc.
                and General Motors Corporation dated November 18, 1997
                (incorporated by reference to Exhibit 10.26 to AutoNation's
                Annual Report on Form 10-K for the year ended December 31,
                1997).
 10.14     --   Letter Agreement between National Car Rental System, Inc.
                and General Motors Corporation dated December 16, 1998
                (incorporated by reference to Exhibit 10.22 to AutoNation's
                Annual Report on Form 10-K for the year ended December 31,
                1998).
 10.15     --   Letter Agreement between Alamo Rent-A-Car, Inc. and General
                Motors Corporation dated December 16, 1998 (incorporated by reference to Exhibit 10.23 to AutoNation's Annual Report on
                Form 10-K for the year ended December 31, 1998).
 21.1*     --   Subsidiaries of AutoNation, Inc.
 23.1*     --   Consent of Arthur Andersen LLP.
 27.1*     --   1999 Financial Data Schedule (for SEC use only).

---------------

* Filed herewith.