Form 10-Q
period 2000-03-31
AUTONATION INC /FL
filed 2000-05-15
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On May 5, 2000 the registrant had 361,134,189 outstanding shares of common stock, par value $.01 per share.

                                AUTONATION, INC.

                                      INDEX


                                                                                                                      PAGE
                                                                                                                      ----
                                        PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets as
                    of March 31, 2000 and December 31, 1999...................................................         3

                 Unaudited Condensed Consolidated Statements of Operations
                    for the Three Months Ended March 31, 2000 and 1999........................................         4

                 Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Three Months Ended March 31, 2000..........................................         5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 2000 and 1999........................................         6

                 Notes to Unaudited Condensed Consolidated Financial Statements...............................         7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.................................................................        15

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................        27

                                            PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS............................................................................        28

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.............................................................        28


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,              DECEMBER 31,
                                                                                        2000                     1999
                                                                                      ---------                ---------
                                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...........................................                $   413.4               $   369.3
   Receivables, net....................................................                  1,118.5                 1,151.0
   Inventory...........................................................                  2,658.8                 2,706.8
   Other current assets................................................                     74.5                    73.8
                                                                                       ---------               ---------
         Total Current Assets..........................................                  4,265.2                 4,300.9
INVESTMENTS............................................................                    157.8                   175.8
PROPERTY AND EQUIPMENT, NET............................................                  1,339.4                 1,360.4
INTANGIBLE ASSETS, NET.................................................                  2,897.5                 2,831.0
OTHER ASSETS...........................................................                    210.9                   218.7
NET ASSETS OF DISCONTINUED OPERATIONS..................................                    857.1                   726.6
                                                                                       ---------               ---------
                                                                                       $ 9,727.9               $ 9,613.4
                                                                                       =========               =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................................                $   150.3               $   163.1
   Accrued liabilities.................................................                    526.7                   622.9
   Notes payable and current maturities of
      long-term debt...................................................                  2,252.5                 2,248.7
   Other current liabilities...........................................                    202.6                   129.8
                                                                                       ---------               ---------
         Total Current Liabilities.....................................                  3,132.1                 3,164.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES..............................                  1,031.6                   836.1
DEFERRED INCOME TAXES..................................................                    806.3                   804.8
OTHER LIABILITIES .....................................................                    207.5                   206.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued.........................                       --                      --
   Common stock, par value $.01 per share;
      1,500,000,000 shares authorized;
      475,287,998 and 474,965,676 shares
      issued including shares held in
      treasury, respectively...........................................                      4.8                     4.7
   Additional paid-in capital..........................................                  4,662.1                 4,661.5
   Retained earnings...................................................                  1,276.1                 1,213.8
   Accumulated other comprehensive income..............................                      2.7                     6.6
   Treasury stock, at cost; 114,163,709 and
      99,602,444 shares held, respectively.............................                 (1,395.3)               (1,285.4)
                                                                                       ---------               ---------
                  Total Shareholders' Equity...........................                  4,550.4                 4,601.2
                                                                                       ---------               ---------
                                                                                       $ 9,727.9               $ 9,613.4
                                                                                       =========               =========



        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ------------------------------
                                                                      2000              1999
                                                                  -----------        -----------
REVENUE ...........................................               $   5,230.2        $   4,562.7
COST OF OPERATIONS ................................                   4,553.1            3,952.5
                                                                  -----------        -----------
GROSS MARGIN ......................................                     677.1              610.2
SELLING,GENERAL AND
  ADMINISTRATIVE EXPENSES .........................                     550.8              517.3
PROPERTY CARRYING COSTS ...........................                      10.8                 --
                                                                  -----------        -----------
OPERATING INCOME ..................................                     115.5               92.9
INTEREST INCOME ...................................                       3.8                3.4
INTEREST EXPENSE ..................................                     (12.0)              (6.7)
OTHER INCOME (EXPENSE), NET .......................                      (3.8)               1.7
                                                                  -----------        -----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .............................                     103.5               91.3
PROVISION FOR INCOME TAXES ........................                      38.8               32.9
                                                                  -----------        -----------
INCOME FROM CONTINUING OPERATIONS .................                      64.7               58.4
                                                                  -----------        -----------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF INCOME TAXES .................                      (2.4)              21.7
                                                                  -----------        -----------
NET INCOME ........................................               $      62.3        $      80.1
                                                                  ===========        ===========
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations ...........................               $       .18        $       .13
  Discontinued operations .........................                      (.01)               .05
                                                                  -----------        -----------
  Net income ......................................               $       .17        $       .18
                                                                  ===========        ===========
  Weighted average common shares outstanding ......                     367.3              456.2
                                                                  ===========        ===========
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations ...........................               $       .18        $       .13
  Discontinued operations .........................                      (.01)               .04
                                                                  -----------        -----------
  Net income ......................................               $       .17        $       .17
                                                                  ===========        ===========
  Weighted average common and common equivalent
    shares outstanding ............................                     367.5              465.0
                                                                  ===========        ===========






        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                            ACCUMULATED
                                               ADDITIONAL                      OTHER
                                   COMMON       PAID-IN       RETAINED     COMPREHENSIVE         TREASURY
                                   STOCK        CAPITAL       EARNINGS      INCOME (LOSS)          STOCK           TOTAL
                                   ------      ---------      ---------    --------------        ---------       --------
BALANCE AT DECEMBER 31, 1999....     $4.7       $4,661.5       $1,213.8          $ 6.6           $(1,285.4)      $4,601.2
     Purchases of
       treasury stock...........       --             --             --             --              (106.9)        (106.9)
     Other comprehensive
       loss.....................       --             --             --           (3.9)                 --           (3.9)
     Exercise of stock
       options..................       .1             .6             --             --                  --             .7
     Other......................       --             --             --             --                (3.0)          (3.0)
     Net income.................       --             --           62.3             --                  --           62.3
                                     ----       --------       --------         ------           ---------       --------
BALANCE AT MARCH 31, 2000.......     $4.8       $4,662.1       $1,276.1         $  2.7           $(1,395.3)      $4,550.4
                                     ====       ========       ========         ======           =========       ========




         The accompanying notes are an integral part of this statement.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                             ---------------------------
                                                                                               2000               1999
                                                                                             --------           --------

CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income..................................................................              $   62.3           $   80.1
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization.............................................                 33.1               26.4
      Loss (income) from discontinued operations................................                  2.4              (21.7)
      Changes in assets and liabilities, net of effects from business combinations:
            Receivables.........................................................                 33.9              (46.6)
            Inventory...........................................................                 53.2              (72.9)
            Other assets........................................................                 (3.3)             (13.2)
            Accounts payable and accrued liabilities............................                (35.5)              64.6
            Other liabilities...................................................                 90.3                2.0
                                                                                             --------           --------
                                                                                                236.4               18.7
                                                                                             --------           --------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment..........................................                (26.5)             (69.1)
   Proceeds from sale of property and equipment
      and assets held for sale..................................................                 32.1               11.5
   Purchases of marketable securities...........................................                   --              (17.2)
   Sales of marketable securities...............................................                  5.4               19.0
   Cash used in business acquisitions, net of
      cash acquired.............................................................               (131.0)            (435.0)
   Cash received from business divestitures.....................................                 21.9                2.8
   Other .......................................................................                  2.3               (2.2)
                                                                                             --------           --------
                                                                                                (95.8)            (490.2)
                                                                                             --------           --------
CASH PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds (payments) under vehicle inventory
     financing facilities.......................................................                 (2.7)             141.0
   Net proceeds under revolving credit
     facilities.................................................................                211.0              552.0
   Purchases of treasury stock..................................................               (106.9)             (99.3)
   Payments of notes payable and long-term debt.................................                (16.5)             (44.1)
   Other .......................................................................                  1.9                (.2)
                                                                                             --------           --------
                                                                                                 86.8              549.4
                                                                                             --------           --------
CASH PROVIDED BY CONTINUING OPERATIONS..........................................                227.4               77.9
                                                                                             --------           --------

CASH USED IN DISCONTINUED OPERATIONS............................................               (195.8)            (474.8)
                                                                                             --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................                 31.6             (396.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $26.7 MILLION AND
   $590.1, RESPECTIVELY.........................................................                396.0              773.9
                                                                                             --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $14.2 MILLION AND
   $129.8, RESPECTIVELY.........................................................             $  427.6           $  377.0
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

         In August 1999, the Company announced its intention to separate the Company's automotive rental businesses, which have been organized under ANC Rental Corporation ("ANC Rental"), from the Company. The Company intends to distribute its entire interest in ANC Rental to the Company's stockholders on a tax-free basis, subject to, among other things, ANC Rental securing the necessary financing and third party approvals to operate as an independent public company as well as certain other conditions. The Company has obtained a private letter ruling from the Internal Revenue Service that, subject to the conditions set forth in the letter, the distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. As discussed in Note 18, Discontinued Operations, the Company's automotive rental segment has been accounted for as discontinued operations and the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period.

2. BUSINESS COMBINATIONS

         Businesses acquired through March 31, 2000 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the three months ended March 31, 2000, the Company acquired various automotive retail businesses which have been accounted for under the purchase method of accounting. The Company paid approximately $39.6 million of cash for these acquisitions. During the three months ended March 31, 2000 the Company also paid approximately $91.4 million in the purchase price for certain prior year automotive retail acquisitions.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the three months ended March 31 related to continuing operations:

                                                                                                  2000            1999
                                                                                                -------         -------

Property and equipment..........................................................                $   1.6         $  64.8
Intangible and other assets.....................................................                   37.3           410.6
Working capital.................................................................                   20.7           205.3
Debt assumed....................................................................                  (20.0)         (230.0)
Other liabilities...............................................................                     --           (15.7)
                                                                                                -------         -------
Cash used in acquisitions, net of cash acquired.................................                $  39.6         $ 435.0
                                                                                                =======         =======

         The Company's unaudited pro forma consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred as of the beginning of each period presented are as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           ----------------------------
                                                                                            2000                 1999
                                                                                           ------               -------
Revenue.........................................................................           $5,241.8             $5,326.4
Income from continuing operations...............................................               64.6                 68.4
Diluted earnings per share from continuing
  operations....................................................................                .18                  .15


         The unaudited pro forma consolidated results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3. CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. Cash and cash equivalents includes restricted cash deposits primarily related to insurance and inventory financing programs totaling $180.0 million and $212.4 million at March 31, 2000 and December 31, 1999, respectively.

4. RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts, are as follows:

                                                                                       MARCH 31,           DECEMBER 31,
                                                                                         2000                  1999
                                                                                       --------              --------
Contracts in transit............................................................       $  354.9              $  422.3
Finance receivables.............................................................          397.9                 413.1
Trade receivables...............................................................          216.0                 166.5
Manufacturer receivables........................................................          134.4                 134.1
Other...........................................................................           55.4                  57.5
                                                                                       --------              --------
                                                                                        1,158.6               1,193.5
Less: allowance for doubtful accounts...........................................          (40.1)                (42.5)
                                                                                       --------              --------
                                                                                       $1,118.5              $1,151.0
                                                                                       ========              ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         Finance receivables consist of the following:

                                                                                        MARCH 31,             DECEMBER 31,
                                                                                          2000                    1999
                                                                                         ------                  ------
Finance leases..................................................................         $184.7                  $196.3
Installment loans...............................................................           69.2                    83.8
Retained interests in securitized installment loans.............................          144.0                   133.0
                                                                                         ------                  ------
                                                                                         $397.9                  $413.1
                                                                                         ======                  ======

         The Company securitizes installment loan receivables through a $1.7 billion commercial paper warehouse facility with unrelated financial institutions, as amended. During the three months ended March 31, 2000, the Company securitized approximately $195.0 million of receivables under this program, net of retained interests. At March 31, 2000, $1.11 billion was outstanding under this program.

         The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. Proceeds from these notes are used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. At March 31, 2000, $650.8 million was outstanding under this program.

5.INVENTORY

         Inventory consists of the following:

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         2000                   1999
                                                                                       --------               --------
New vehicles....................................................................       $2,132.5               $2,085.0
Used vehicles...................................................................          374.8                  470.1
Parts, accessories and other....................................................          151.5                  151.7
                                                                                       --------               --------
                                                                                       $2,658.8               $2,706.8
                                                                                       ========               ========





6.INVESTMENTS

         Investments consist of the following:

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         2000                   1999
                                                                                       --------               --------
Marketable securities...........................................................       $   91.9               $  106.2
Equity method investments.......................................................           65.9                   69.6
                                                                                       --------               --------
                                                                                       $  157.8               $  175.8
                                                                                       ========               ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         2000                   1999
                                                                                       --------               --------
Land............................................................................       $  525.4               $  529.7
Buildings and improvements......................................................          665.1                  670.9
Furniture, fixtures and equipment...............................................          306.3                  310.5
                                                                                       --------               --------
                                                                                        1,496.8                1,511.1
Less: accumulated depreciation and amortization.................................         (157.4)                (150.7)
                                                                                       --------               --------
                                                                                       $1,339.4               $1,360.4
                                                                                       ========               ========

8. INTANGIBLE ASSETS

         Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets acquired is amortized over 40 years on a straight-line basis. Accumulated amortization of intangible assets at March 31, 2000 and December 31, 1999 was $140.9 million and $122.5 million, respectively.

9. OTHER ASSETS

         Other assets consist primarily of megastore and other properties held for sale, net of impairment reserves, totaling approximately $203.6 million and $212.0 million at March 31, 2000 and December 31, 1999, respectively. As described in Note 13, Restructuring and Impairment Charges, in the fourth quarter of 1999, the Company recorded asset impairment charges related to exiting the used vehicle megastore business.

10. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

                                                                                        MARCH 31,           DECEMBER 31,
                                                                                          2000                  1999
                                                                                        --------              --------
Vehicle inventory credit facilities; secured
  by the Company's vehicle inventory.....................................               $2,220.4              $ 2,212.6
$1.5 billion revolving credit facilities;
  interest payable using LIBOR based rates;
  unsecured; $500.0 million matures March 2001;
  $1.0 billion matures April 2002........................................                  880.0                  669.0
Capital leases and other debt............................................                  183.7                  203.2
                                                                                        --------              ---------
                                                                                         3,284.1                3,084.8
Less: current portion....................................................               (2,252.5)              (2,248.7)
                                                                                        --------              ---------
                                                                                        $1,031.6              $   836.1
                                                                                        ========              =========

         Interest expense related to vehicle inventory credit facilities is included in cost of operations.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11. SHAREHOLDERS' EQUITY

         During the three months ended March 31, 2000, the Company repurchased
14.3 million shares of the Company's common stock, par value $.01 per share ("Common Stock") for an aggregate purchase price of $106.9 million under its $1.75 billion Board authorized cumulative share repurchase programs. Through March 31, 2000, an aggregate of 114.4 million shares of Common Stock have been acquired under these programs for an aggregate purchase price of $1.4 billion. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

12. OTHER COMPREHENSIVE INCOME

         The changes in components of the other comprehensive income (loss) are as follows:

                                                                                                    THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                   ----------------------
                                                                                                    2000            1999
                                                                                                   ------          ------
Net income..............................................................................           $ 62.3          $ 80.1
                                                                                                   ------          ------
Other comprehensive income (loss):
    Unrealized gain (loss) on
      marketable securities and
      interest-only strip receivables,
      net of income taxes...............................................................             (7.1)            2.5
    Reclassification of realized losses
      (gains), net of income taxes......................................................              2.0             (.7)
    Foreign currency translation
      adjustments, net of income
      taxes.............................................................................              1.2             (.4)
                                                                                                   ------          ------
                                                                                                     (3.9)            1.4
                                                                                                   ------          ------
Comprehensive income                                                                               $ 58.4          $ 81.5
                                                                                                   ======          ======


13. RESTRUCTURING AND IMPAIRMENT CHARGES

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan is comprised of the following major components: (1) exiting the used vehicle megastore business; and (2) reducing the corporate workforce. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in the fourth quarter of 1999 consisting primarily of non-cash asset impairment charges for closed properties.

         The Company will dispose of its closed properties primarily through sale to independent third parties. Although the Company intends to aggressively market these properties, the ultimate disposition could exceed one year. During the three months ended March 31, 2000, the Company incurred $10.8 million in carrying costs related to closed properties. Expected annual carrying costs associated with closed properties total approximately $40.4 million and will be charged to expense as incurred. Revenue and operating losses for the operations to be disposed for the three months ended March 31, 1999 were $391.6 million and $(7.1) million, respectively.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The following summarizes activity in the Company's restructuring and impairment reserves for the three months ended March 31, 2000:

                                                                       Q1 2000 ACTIVITY
                                          BALANCE                 --------------------------                BALANCE
RESERVE                              DECEMBER 31, 1999             CASH             NON-CASH             MARCH 31, 2000
-------                              -----------------            -------           --------             --------------
Asset reserves:
  Asset impairment..................       $263.3                 $   --             $(10.8)                $252.5
  Inventory.........................         15.0                     --              (15.0)                    --
Accrued liabilities:
  Lease residual
    value guarantees................        103.3                   (3.9)                 --                  99.4
  Severance and other
    exit costs......................         17.3                  (12.3)                 --                   5.0
                                           ------                 -------            -------                ------
                                           $398.9                 $(16.2)            $(25.8)                $356.9
                                           ======                 =======            =======                ======

14. INCOME TAXES

         Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

15. STOCK OPTIONS

         The Company has various stock option plans under which options to purchase shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the quoted market price of the Common Stock at the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period on the yearly anniversary of the grant date.

         A summary of stock option transactions for the three months ended March 31, 2000 is as follows:

                                                              WEIGHTED-AVERAGE
                                                    SHARES     EXERCISE PRICE
                                                    ------     --------------

Options outstanding at
   beginning of year............................     50.9         $ 15.84
Granted.........................................       .1            9.25
Exercised.......................................      (.3)           2.09
Canceled........................................     (2.5)          13.86
                                                    ------
Options outstanding at March 31, 2000...........     48.2           16.01
                                                    ======
Options exercisable at March 31, 2000...........     29.7           16.65
Options available for future
     grants at March 31, 2000...................     26.5

16. LEGAL MATTERS

         The Company is a party to numerous legal proceedings which arose in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's consolidated results or operations, financial condition and/or cash flows.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

17. EARNINGS PER SHARE

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

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

                                                                                                   THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                ------------------------
                                                                                                 2000              1999
                                                                                                ------            ------
Weighted average common shares outstanding used in
  calculating basic earnings per share....................................................       367.3             456.2
Effect of dilutive options and warrants...................................................          .2               8.8
                                                                                                ------            ------
Weighted average common and common equivalent shares used in
  calculating diluted earnings per share..................................................       367.5             465.0
                                                                                                ======            ======

         At March 31, 2000 and 1999, the Company had approximately 47.9 million and 20.5 million stock options outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

18. DISCONTINUED OPERATIONS

         As a result of the Company's decision to separate its automotive rental business, the net assets and operating results of the Company's automotive rental segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. During the three months ended March 31, 2000, the Company recorded a loss from discontinued operations totaling $2.4 million, net of income taxes. Such amount represents the excess of actual losses incurred during the period of $24.5 million, net of income taxes, over previously estimated losses of $22.1 million which were accrued in the fourth quarter of 1999.

         In July 1998, the Company's former solid waste services subsidiary, Republic Services, Inc. ("RSG"), completed an initial public offering of 36.1% of its outstanding common stock resulting in net proceeds of approximately $1.43 billion. In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering resulting in net proceeds of approximately $1.78 billion and an after tax gain of approximately $377.0 million. Accordingly, operating results of RSG for the three months ended March 31, 1999 have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

         A summary of the net assets of the Company's discontinued automotive rental business is as follows:
                                                   MARCH 31,   DECEMBER 31,
                                                     2000         1999
                                                   --------     --------

Current assets.............................        $5,593.9     $5,349.3
Non-current assets.........................           991.2      1,000.2
                                                   --------     --------
  Total assets.............................         6,585.1      6,349.5
                                                   --------     --------
Current liabilities........................         2,337.4      2,235.8
Non-current liabilities....................         3,390.6      3,387.1
                                                   --------     --------
  Total liabilities........................         5,728.0      5,622.9
                                                   --------     --------
Net assets of discontinued
  operations...............................        $  857.1     $  726.6
                                                   ========     ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         Selected statement of operations data for the Company's discontinued operations is as follows:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                   ----------------------------------------------------------------------
                                                     2000                                        1999
                                                   ----------                --------------------------------------------
                                                   AUTOMOTIVE                AUTOMOTIVE          SOLID
                                                     RENTAL                    RENTAL            WASTE            TOTAL
                                                   ---------                 ---------           ------          --------
Revenue  ..................................          $ 810.6                   $ 791.0           $403.5          $1,194.5
                                                     =======                   =======           ======          ========
Pre-tax income (loss)......................          $ (40.2)                  $ (12.0)          $ 73.3          $   61.3
Provision (benefit) for
   income taxes............................            (15.7)                     (4.3)            28.2              23.9
Minority interest in RSG...................               --                        --             15.7              15.7
                                                     -------                   -------           ------          --------
Net income (loss)..........................            (24.5)                     (7.7)            29.4              21.7
Previously estimated and
   accrued losses..........................            (22.1)                       --               --                --
                                                     -------                   -------           ------          --------
Income (loss) from
   discontinued operations.................          $  (2.4)                  $  (7.7)          $ 29.4          $   21.7
                                                     =======                   =======           ======          ========

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

DISCONTINUED BUSINESS SEGMENTS

         In August 1999, the Company announced its intention to separate the Company's automotive rental businesses, which have been organized under ANC Rental Corporation ("ANC Rental"), from the Company. The Company intends to distribute its entire interest in ANC Rental to the Company's stockholders on a tax-free basis, subject to, among other things, ANC Rental securing the necessary financing and third party approvals to operate as an independent public company as well as certain other conditions. The Company has obtained a private letter ruling from the Internal Revenue Service that, subject to the conditions set forth in the letter, the distribution will qualify as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. As discussed in Note 18, Discontinued Operations, the Company's automotive rental segment has been accounted for as discontinued operations and the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations. Upon completion of the planned ANC Rental distribution, the Company's consolidated shareholders' equity will be reduced by the net assets of ANC Rental as of the distribution date.

         In July 1998, the Company completed an initial public offering of 36.1% of the common stock of the Company's former solid waste subsidiary, Republic Services, Inc. ("RSG"). In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering. As discussed in Note 18, Discontinued Operations, the Company's former solid waste services segment has been accounted for as discontinued operations and accordingly, the operating results of RSG for the three months ended March 31, 1999 have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements presented herein.

BUSINESS COMBINATIONS

         The Company has established framework agreements with various manufacturers that allow the Company to acquire franchised automotive dealerships subject to various limits and conditions. Since 1996, the Company has aggressively expanded its automotive retail operations through the acquisition of franchised automotive dealerships. The Company currently expects to continue to complete acquisitions of franchised automotive dealerships during 2000. However, the Company does not expect to complete acquisitions at the same pace as in prior years. Acquisitions completed in 2000 will continue to be single dealerships or small dealership groups focused in key existing markets, or strategic acquisitions to enhance the Company's e-commerce business.

         Businesses acquired through March 31, 2000 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the three months ended March 31, 2000, the Company acquired various automotive retail businesses which have been accounted for under the purchase method of accounting. The Company paid approximately $39.6 million of cash for these acquisitions. During the three months ended March 31, 2000 the Company also paid approximately $91.4 million in purchase price for certain prior year automotive retail acquisitions.

SHARE REPURCHASES

         During the three months ended March 31, 2000, the Company repurchased
14.3 million shares of common stock, par value $.01 per share ("Common Stock"), for an aggregate purchase price of $106.9 million under the Company's Board authorized share repurchase program. On a cumulative basis, through March 31, 2000, the Company has acquired an aggregate of 114.4 million shares of Common Stock for an aggregate purchase price of $1.4 billion. As of March 31, 2000, the Company has $349.0 million remaining for share repurchases under its share repurchase program.

CONSOLIDATED RESULTS OF OPERATIONS

         The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):

                                                                     THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------------------------------------------
                                                             2000                                    1999
                                                   -------------------------               -------------------------
                                                                     DILUTED                                 DILUTED
                                                                       PER                                     PER
                                                   GROSS              SHARE                GROSS              SHARE
                                                   ------            -------               ------            -------
Income from continuing
  operations...............................        $ 64.7             $  .18               $ 58.4             $  .13
Income (loss) from
  discontinued operations:
    Automotive rental......................          (2.4)              (.01)                (7.7)              (.02)
    Solid waste services...................            --                 --                 29.4                .06
                                                   ------             ------               ------             ------
                                                     (2.4)              (.01)                21.7                .04
                                                   ------             ------               ------             ------
Net income.................................        $ 62.3             $  .17               $ 80.1             $  .17
                                                   ======             ======               ======             ======

CONTINUING OPERATIONS

         Historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. Due to the Company's aggressive expansion through acquisitions, year over year comparisons of reported operating results do not provide a meaningful representation of internal performance. Accordingly, presented below are operating results for the three months ended March 31, 2000 and 1999 on a same store basis to better represent internal performance.

SAME STORE OPERATING DATA:

         The following table sets forth the components of same store revenue, with the percentage change between periods, and same store gross margin, same store selling, general and administrative expenses ("S,G & A"), and same store performance margin, with percentages of total same store revenue and with the percentage change between periods, for the periods indicated (in millions):

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------------------------
                                                                   2000                    1999                  % CHANGE
                                                                 --------                --------                ---------
Revenue:
  New vehicle...........................................         $2,467.6                $2,191.1                  12.6
  Used vehicle..........................................            753.1                   769.2                  (2.1)
  Fixed operations......................................            437.5                   413.8                   5.7
  Other.................................................            278.0                   299.3                  (7.1)
                                                                 --------                --------
                                                                 $3,936.2                $3,673.4                   7.2
                                                                 ========                ========
Gross Margin............................................         $  502.6                $  478.5                   5.0
%.......................................................             12.8%                   13.0%                  (.2)
S, G & A................................................         $  366.8                $  354.6                   3.4
%.......................................................              9.3%                    9.6%                  (.3)
Store Performance Margin................................         $  135.8                $  123.9                   9.6
%.......................................................              3.5%                    3.4%                   .1



         Overall, the Company's same store performance margins increased 9.6% to $135.8 million during the three months ended March 31, 2000, primarily due to increases in same store sales and improvement in S,G & A partially offset by lower gross margins and other factors described below.

         Same store sales were $3.94 billion for the three months ended March 31, 2000 versus $3.67 billion for the comparable 1999 period, an increase of 7.2%. The primary components of these same store sales increases are described below.

         During the quarter, the automotive retail industry continued to experience record increases in new vehicle unit sales volume. The Company's new vehicle same store sales increased 12.6% to $2.47 billion during the three months ended March 31, 2000. The increase is primarily due to an increase in unit volume of 8.3% and price increases of 4.3%.

         The used vehicle market has been less robust due, in part, to strong manufacturer incentives for new vehicles which the Company expects to continue during the remainder of 2000. Used vehicle same store sales decreased 2.1% to $753.1 million during the three months ended March 31, 2000. This decrease is primarily attributed to a 7.4% decrease in unit volume partially offset by price increases of 5.3%.

         Fixed operations same store sales increased 5.7% to $437.5 million during the three months ended March 31, 2000. This increase is primarily due to volume.

         Same store other sales consist primarily of wholesale revenue. Same store other sales decreased 7.1% to $278.0 million during the three months ended March 31, 2000. This variance is primarily due to a decline in wholesale volume and pricing during the period.

         Same store gross margins were $502.6 million and $478.5 million or as a percentage of same store total revenue 12.8% and 13.0% for the three months ended March 31, 2000 and 1999, respectively. The decrease in same store gross margin as a percentage of same store total revenue is primarily due to a shift in mix as a result of stronger new vehicle sales compared to used vehicle sales and compression in new vehicle margins resulting from higher floorplan interest due to increased inventory levels entering the year 2000. The Company's inventory levels have decreased since the beginning of the year and the Company expects to maintain its planned inventory levels through the remainder of the year. The margin compression due to mix and floorplan interest were partially offset by improved used vehicle margins.

         Same store selling, general and administrative expenses were $366.8 million and $354.6 million or as a percentage of same store total revenue 9.3% and 9.6% for the three months ended March 31, 2000 and 1999, respectively. The increase in aggregate dollars is due to higher selling expenses associated with increased same store sales. The decrease in same store selling, general and administrative expenses as a percentage of same store sales is primarily due to cost cutting initiatives.

         Same store performance margins were $135.8 million and $123.9 million or as a percentage of same store total revenue 3.5% and 3.4% for the three months ended March 31, 2000 and 1999, respectively. The increase in same store performance margins is a result of lower selling, general and administrative costs which more than offset lower gross margins.

  REPORTED OPERATING DATA:

         The following table sets forth the components of revenue, with percentages of total revenue, and gross margin, store level S, G & A, store performance margin, corporate and district overhead, property carrying costs and operating income, with percentages of total revenue, on a reported basis for the periods indicated (in millions):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------------------------------------
                                                          2000              %                  1999               %
                                                        --------          -----              --------           ------
Revenue:
  New vehicle...............................            $3,219.6           61.5              $2,548.9            55.9
  Used vehicle..............................             1,047.9           20.0               1,122.9            24.6
  Fixed operations..........................               587.9           11.3                 508.7            11.1
  Other.....................................               374.8            7.2                 382.2             8.4
                                                        --------          -----              --------           -----
                                                        $5,230.2          100.0              $4,562.7           100.0
                                                        ========          =====              ========           =====

Gross Margin................................            $  677.1           13.0              $  610.2            13.4
Store S, G & A..............................               511.3            9.8                 471.3            10.4
Store Performance Margin....................               165.8            3.2                 138.9             3.0
Overhead....................................                39.5             .8                  46.0             1.0
Property carrying costs.....................                10.8             .2                    --              --
Operating Income............................               115.5            2.2                  92.9             2.0


         Revenue was $5.23 billion for the three months ended March 31, 2000 versus $4.56 billion for the comparable 1999 period, an increase of 14.6%. The primary components of this increase are described below.

         New vehicle sales increased 26.3% to $3.22 billion during the three months ended March 31, 2000. During the quarter, the Company sold approximately 126,000 new vehicles versus 105,000 new vehicles last year, an increase of 20%. The increase in new vehicle revenue is attributed to acquisitions, strong unit growth and higher pricing.

         Used vehicle sales decreased 6.7% to $1.05 billion during the three months ended March 31, 2000. During the quarter, the Company sold approximately 67,000 used vehicles versus 79,000 used vehicles last year. The decrease in revenue is primarily due to volume associated with the used vehicle megastores that were closed in connection with restructuring activities in the fourth quarter of 1999. Excluding the closed megastores, used vehicle revenue increased approximately 11% with an increase in unit volume of 3%. These increases are primarily due to acquisitions which more than offset decreases in used vehicle same store sales.

         Fixed operations revenue increased 15.6% to $587.8 million during the three months ended March 31, 2000. The increase is primarily due to acquisitions and internal growth.

         Gross margins were $677.1 million and $610.2 million for the three months ended March 31, 2000 and 1999, respectively. The increases in aggregate dollars are primarily due to acquisitions and same store sales increases. Gross margins as a percentage of revenue were 13.0% and 13.4% for the three months ended March 31, 2000 and 1999, respectively. The decrease in gross margins as a percentage of revenue is due to the same factors which resulted in the decrease in same store gross margins previously described.

         Store level selling, general and administrative expenses were $511.3 million and $471.3 million for the three months ended March 31, 2000 and 1999, respectively. The increase in aggregate dollars is primarily due to acquisitions and higher volume related selling expenses. Store level selling, general and administrative expenses as a percentage of revenue were 9.8% and 10.4% for the three months ended March 31, 2000 and 1999, respectively. The decrease in these costs as a percentage of revenue is due to cost cutting initiatives.

         Store performance margins were $165.8 million and $138.9 million for the three months ended March 31, 2000 and 1999, respectively. The increases in aggregate dollars are primarily due to acquisitions and same store sales increases. Store performance margins as percentages of revenue were 3.2% and 3.0% for the three months ended March 31, 2000 and 1999, respectively. The increase in store performance margins is a result of lower selling, general and administrative costs which more than offset lower gross margins.

         Corporate and district overhead was $39.5 million and $46.0 million for the three months ended March 31, 2000 and 1999, respectively. Overhead as a percentage of revenue was .8% and 1.0% for the three months ended March 31, 2000 and 1999, respectively. The overhead decrease in aggregate dollars and as a percentage of revenue is a result of cost cutting initiatives. Corporate expenses which will no longer be incurred following the separation of the automotive rental division have been allocated to income from discontinued operations. These allocated costs totaled approximately $4.0 million for the three months ended March 31, 1999. Due to the establishment of ANC Rental's corporate infrastructure and decreasing reliance on AutoNation, allocations of corporate overhead were discontinued in 2000.

         Property carrying costs represent costs associated with megastore and other properties held for sale by the Company. The Company incurred $10.8 million of property carrying costs during the three months ended March 31, 2000. Expected annual carrying costs associated with closed properties total approximately $40.4 million and are charged to expense as incurred.

NON-OPERATING INCOME (EXPENSE)

INTEREST INCOME

         Interest income was $3.8 million and $3.4 million for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily the result of investments in marketable securities.

INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities for general corporate purposes. Interest expense was $12.0 million and $6.7 million for the three months ended March 31, 2000 and 1999, respectively. The increases are primarily due to higher average borrowings and higher interest rates. Interest expense related to vehicle inventory credit facilities is included in cost of operations.

INCOME TAXES

         The provision for income taxes from continuing operations was $38.8 million and $32.9 million for the three months ended March 31, 2000 and 1999, respectively. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

RESTRUCTURING ACTIVITIES

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan is comprised of the following major components: (1) exiting the used vehicle megastore business; and (2) reducing the corporate workforce. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in the fourth quarter of 1999 consisting primarily of non-cash asset impairment charges for closed properties.

         The Company will dispose of its closed properties primarily through sale to independent third parties. Although the Company intends to aggressively market these properties, the ultimate disposition could exceed one year. Revenue and operating losses for the operations to be disposed for the three months ended March 31, 1999 were $391.6 million and $(7.1) million, respectively.

         The following summarizes activity in the Company's restructuring and impairment reserves for the three months ended March 31, 2000:

                                                                        Q1 2000 ACTIVITY
                                         BALANCE                  --------------------------                 BALANCE
RESERVE                             DECEMBER 31, 1999               CASH            NON-CASH             MARCH 31, 2000
-------                             -----------------             -------           --------             --------------
Asset reserves:
  Asset impairment..................       $263.3                 $   --              $(10.8)                $252.5
  Inventory.........................         15.0                     --               (15.0)                    --
Accrued liabilities:
  Lease residual
    value guarantees................        103.3                   (3.9)                 --                   99.4
  Severance and other
    exit costs......................         17.3                  (12.3)                 --                    5.0
                                           ------                 ------              ------                 ------
                                           $398.9                 $(16.2)             $(25.8)                $356.9
                                           ======                 ======              ======                 ======

FINANCIAL CONDITION

         At March 31, 2000, the Company had $233.4 million of unrestricted cash and $568.1 million available under its $1.5 billion unsecured revolving credit facilities which may be used for general corporate purposes. In March 2000, the Company entered into a new $500.0 million 364-day unsecured bank revolving credit facility to replace the existing $500.0 million 364-day facility which matured in March 2000. This facility complements the $1.0 billion unsecured bank revolving credit facility maturing in April 2002.

         The Company finances its vehicle inventory through secured financings including floor plan facilities with manufacturer captive finance companies as well as a $500.0 million bank-sponsored multi-seller commercial paper conduit facility. At March 31, 2000, the Company had approximately $244.1 million of availability under the commercial paper conduit facility. This facility supplements the new and used vehicle inventory finance facilities provided by vehicle manufacturer finance companies.

         The Company is the lessee under a $500.0 million lease facility that was established to acquire and develop the used vehicle megastores and other properties. At March 31, 2000, $445.6 million was funded under this facility of which $139.2 million has been accounted for as capital leases and $306.4 has been accounted for as operating leases. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $392.1 million at March 31, 2000. In connection with the Company's 1999 restructuring activities previously described, the Company accrued an estimate of its liability under the residual value guaranty totaling approximately $103.3 million. As of March 31, 2000, $99.4 million remained accrued for this liability. The Company intends to fund the residual value guarantee obligation primarily using proceeds from the sale of owned properties.

         The Company securitizes installment loan receivables through a $1.7 billion commercial paper warehouse facility with certain financial institutions, as amended. During the three months ended March 31, 2000, the Company securitized approximately $195.0 million of loan receivables under this program, net of retained interests. At March 31, 2000, the Company had $629.6 million of capacity under this program. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. Installment loans sold under this program are nonrecourse beyond the Company's retained interests. Proceeds from the securitization were primarily used to repay borrowings under the Company's revolving credit facilities and to invest in the Company's business. The Company expects to continue to securitize receivables under this facility and/or other programs.

         The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. Proceeds from these notes are used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. At March 31, 2000, $650.8 million was outstanding under this program. The Company expects to continue to refinance loans previously securitized under the warehouse facility through the issuance of asset-backed notes.

         Since the 1998 inception of the Company's Board authorized $1.75 billion cumulative share repurchase programs through March 31, 2000, the Company has repurchased 114.4 million shares of Common Stock for an aggregate purchase price of $1.4 billion. During the three months ended March 31, 2000, 14.3 million shares of Common Stock have been acquired under the $500.0 million program authorized in December 1999 for an aggregate purchase price of $106.9 million. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company will continue to evaluate share repurchases based upon financial and other investment considerations.

         The Company's automotive rental operations are financed through various revenue earning vehicle and working capital debt facilities. The Company provides certain credit enhancements related to this financing in the form of guarantees and letters of credit. In conjunction with the planned spin-off of ANC Rental, a financing is currently being arranged, which, if completed, will provide up to $400.0 million of funding to be available for ANC Rental's general corporate purposes and to modify existing revenue earning vehicle financing programs by replacing certain letters of credit guaranteed by AutoNation with restricted cash or vehicle collateral for credit enhancement purposes. The Company expects the closing of this financing to occur before the spin-off date, but the Company cannot assure that this financing will occur. In addition to the debt financing previously described, in February 2000, the Company contributed $180.0 million in cash as capital to ANC Rental to replace maturing letters of credit. The Company will contribute an additional $20.0 million in cash as capital to ANC Rental prior to the planned spin-off. At March 31, 2000, letters of credit totaling $285.0 million which mature through November 2000 were outstanding related to ANC Rental's financing. ANC Rental's ultimate financing structure may include additional capital funding from the Company and/or credit support in the form of guarantees or letters of credit.

         The Company believes that it has sufficient operating cash flow and other financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents increased by $31.6 million and decreased by $396.9 million during the three months ended March 31, 2000 and 1999, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities was $236.4 million and $18.7 million during the three months ended March 31, 2000 and 1999, respectively.

         Cash flows from operating activities include purchases of vehicle inventory which are separately financed through secured vehicle financings. Accordingly, the Company measures its operating cash flow including net proceeds (payments) under these secured vehicle financings which totaled $(2.7) million and $141.0 million during the three months ended March 31, 2000 and 1999, respectively. Including net proceeds (payments) under these secured vehicle financings, the Company generated operating cash flow of $233.7 million and $159.7 million during the three months ended March 31, 2000 and 1999, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for business acquisitions, capital additions and other transactions as further described below.

         Cash used in business acquisitions was $131.0 million and $435.0 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in cash used in business acquisitions was primarily due to the Company's shift in 2000 to acquire single dealerships or small dealership groups focused in key markets in which business is already conducted. Cash used in business acquisitions during the three months ended March 31, 2000 includes $91.4 million in purchase price for certain prior year automotive retail acquisitions. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Business Combinations, of notes to unaudited condensed consolidated financial statements for a further discussion of businesses acquired.

         Capital expenditures were $26.5 million and $69.1 million during the three months ended March 31, 2000 and 1999, respectively. The decrease is due to the megastore closures and fewer acquisitions. The Company expects capital expenditures in 2000 to be less than 1999 due to the megastore closures, fewer acquisitions and other factors.

         Proceeds from the sale of property and equipment and assets held for sale were $32.1 million and $11.5 million during the three months ended March 31, 2000 and 1999, respectively. The increase is primarily due to the sale of certain corporate assets and closed properties.

         The Company intends to finance capital expenditures and business acquisitions through cash flow from operations, revolving credit facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the three months ended March 31, 2000 and 1999 consisted of revolving credit and vehicle floorplan financings, repayments of acquired debt and treasury stock purchases.

         During the three months ended March 31, 2000 and 1999, the Company spent approximately $106.9 million and $99.3 million, respectively to repurchase shares of Common Stock under the Company's Board approved share repurchase programs.

         Payments of notes payable and long-term debt were $16.5 million and $44.1 million during the three months ended March 31, 2000 and 1999, respectively. These amounts consist of the repayment of debt assumed in acquisitions and the repayment of other debt. The decrease is primarily due to a reduction in acquired debt and related repayments due to fewer acquisitions in the first quarter of 2000.

CASH FLOWS FROM DISCONTINUED OPERATIONS

         Cash used in discontinued operations was as follows during the three months ended March 31,:
                                             2000               1999
                                            -------           -------

Automotive rental.........................  $(195.8)          $  49.6
Solid waste services......................       --            (524.4)
                                            -------           -------
                                            $(195.8)          $(474.8)
                                            =======           =======

         Cash used in the discontinued automotive rental business during the three months ended March 31, 2000 consists primarily of cash used to replace maturing letters of credit which provide credit enhancement for ANC Rental's vehicle financing. Cash used in the Company's former discontinued solid waste operations during the three months ended March 31, 1999 primarily consists of cash used by RSG for acquisitions.

SEASONALITY

         The Company's operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, the Company expects its revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters.

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

DISCONTINUED OPERATIONS

AUTOMOTIVE RENTAL

         As a result of the Company's decision to separate ANC Rental from the Company, the net assets and operating results of the Company's automotive rental segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. During the three months ended March 31, 2000, the Company recorded a loss from discontinued operations totaling $2.4 million, net of income taxes. Such amount represents the excess of actual losses incurred during the period of $24.5 million, net of income taxes, over previously estimated losses of $22.1 million which were accrued in the fourth quarter of 1999.

         A summary of the Company's automotive rental operations is as follows for the three months ended March 31 (in millions):

                                                 2000                %                       1999                  %
                                               --------            ------                  --------              ------
Revenue..................................      $  810.6             100.0                  $  791.0               100.0
Expenses:
  Cost of operations.....................         654.9              80.8                     633.3                80.1
  Selling, general and
    administrative.......................         192.2              23.7                     166.7                21.1
                                               --------             -----                  --------               -----
Operating loss...........................         (36.5)             (4.5)                     (9.0)               (1.2)
                                                                    ======                                        =====
Interest and other
  expense, net...........................           3.7                                         3.0
                                               --------                                    --------
Pre-tax loss.............................         (40.2)                                      (12.0)
Benefit for income taxes.................         (15.7)                                       (4.3)
                                               --------                                    --------
Net loss.................................      $  (24.5)                                   $   (7.7)
                                               ========                                    ========

         Revenue was $810.6 million for the three months ended March 31, 2000 and $791.0 million for the three months ended 1999. The increase in revenue in 2000 over 1999 of $19.6 million or 2.5% is primarily due to price increases of approximately 4.3%. Offsetting this increase is a decrease in rental days of 1.5%. The increase in price is primarily due to repositioning brands and associated management pricing decisions. The decline in rental days is a result of weak volume in the early part of January as well as an expected decline in certain price sensitive business channels, the result of repositioning the National brand from a price perspective. ANC Rental currently expects pricing to grow at a slower pace in the second quarter as compared to the first quarter of 2000.

         Cost of operations was $654.9 million for the three months ended March 31, 2000 and $633.3 million for the three months ended 1999 or as a percentage of revenue 80.8% for the three months ended March 31, 2000 and 80.1% for the three months ended 1999. The increase in operating cost in aggregate dollars and as a percentage of revenue is primarily due to higher fleet cost and cost related to fleet reductions primarily incurred in January. The fleet reductions were undertaken to reduce fleet size in light of the weak volumes. Costs associated with the fleet reductions included depreciation and turn-in charges imposed under the terms of the manufacturer repurchase agreements for vehicles returned ahead of schedule.

         Selling, general and administrative expenses were $192.2 million for the three months ended March 31, 2000 and $166.7 million for the three months ended March 31, 1999, or, as a percentage of revenue 23.7% for the three months ended March 31, 2000 and 21.1% for the three months ended March 31, 1999. The increase in selling, general and administrative cost in aggregate dollars and as a percentage of revenue is due to higher marketing and administrative costs. Additionally, ANC Rental continued to execute its 1999 restructuring plan described below and as such has incurred approximately $7.3 million of charges in the period primarily related to employee retention, relocation of information systems, training costs and relocation of personnel. ANC Rental expects the majority of the retention payments to be paid in June and September 2000. As previously described, ANC Rental's S,G & A expenses include allocations of AutoNation corporate overhead totaling $4.0 million for the three months ended March 31, 1999. Due to the establishment of ANC Rental's corporate infrastructure and decreasing reliance on AutoNation, the corporate overhead allocation was discontinued in 2000.

         During the year ended December 31, 1999, ANC Rental approved and implemented a plan to restructure certain of its operations. Included in the plan are actions to (1) consolidate ANC Rental's North American headquarters,
(2) reduce non-field headcount as a result of the consolidation of the North American headquarters, (3) renegotiate certain existing international vehicle supply agreements and rationalize revenue earning vehicle fleet, (4) exit and consolidate certain unprofitable or marginally profitable operating locations both domestically and internationally. ANC Rental anticipates substantially completing the restructuring plan prior to December 31, 2000.

         At March 31, 2000, $19.4 million remains accrued relative to the 1999 plan with most of the costs to be incurred by the end of 2000, except for certain lease commitments. During the three months ended March 31, 2000 ANC Rental charged $2.3 million of severance and rent to these reserves.

         Also in connection with its exit plans ANC Rental has contracted to sell its Minneapolis headquarters and excess property in Fort Lauderdale to unrelated third parties. ANC Rental currently expects to consummate this transaction by the end of June 2000. The gross proceeds are expected to approximate $26.8 million for both locations.

         ANC Rental finances vehicle purchases for its domestic automotive rental operations primarily through commercial paper and medium-term note financings. At March 31, 2000, ANC Rental had a $1.89 billion commercial paper program. This program was supported by bank lines of credit of $1.69 billion which terminated in April 2000 that provided liquidity back-up for the facility, as well as letters of credit of $200.0 million, which provide credit enhancement and additional liquidity back-up for the facilities. In April 2000, ANC Rental reduced its commercial paper program to approximately $1.69 billion supported by $1.49 billion of bank lines of credit terminating the sooner of the spin-off or July 2000. Concurrent with the planned spin-off, ANC Rental expects to revise its commercial paper program to approximately $1.1 billion. Borrowings under this program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. As of March 31, 2000, ANC Rental had approximately $314.3 million available under this program. ANC Rental expects to continue to fund its revenue earning vehicle purchases with secured vehicle financings.

         In 1999, ANC Rental issued $2.5 billion of rental vehicle asset-backed medium-term notes, including $1.25 billion in the form of floating rate notes, $750.0 million at a rate of 5.88% and $500.0 million at a rate of 6.02%. ANC Rental fixed the effective interest rate on the $1.25 billion floating rate notes at 6.03% through the use of certain derivative transactions. Currently, letters of credit totaling $70.0 million provide credit enhancement for the notes. ANC Rental expects that these letters of credit will be replaced with restricted cash and overcollateralization in connection with the spin-off.

         ANC Rental's operations and particularly the leisure travel market are highly seasonal. In these operations, the third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, ANC Rental increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on ANC Rental's business, results of operations, cash flows and financial condition. The first and fourth quarters for ANC Rental's operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse or unseasonable weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

SOLID WASTE SERVICES

         In July 1998, the Company completed an initial public offering of 36.1% of Republic Services resulting in net proceeds of $1.43 billion. The Company sold substantially all of our remaining interest in RSG in May 1999 resulting in an after tax gain of approximately $377.0 million. Accordingly, operating results of the Company's former solid waste services segment have been classified as discontinued operations for the three months ended March 31, 1999 in the accompanying unaudited condensed consolidated financial statements. Revenue from these discontinued operations was $403.5 million for the three months ended March 31, 1999. Income from these discontinued operations, net of minority interest, was $29.4 million.

FORWARD-LOOKING STATEMENTS

         The Company's financial condition, results of operations, cash flows and future prospects, and the prevailing market price and performance of the Company's common stock, may be adversely affected by a number of factors, including the matters discussed below. Some of the statements and information contained herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements describe known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance, or achievements to be materially different from any future results, performance, or achievements, expressed or implied, by the forward-looking statements. Such factors include, among other things, competition in the automotive retail industry; the need for substantial additional capital; significant indebtedness outstanding; the cyclical and highly seasonal nature of the automobile retail industry and its sensitivity to changing economic conditions; successfully rollout the Company's strategy to existing markets; the dependence on vehicle manufacturers to approve franchised automotive dealership acquisitions and the restrictions imposed by vehicle manufacturers on franchised automotive dealership acquisitions and operations; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the dependence on vehicle manufacturers for inventory supply; the ability to retain key personnel; extensive governmental and environmental regulation; various legal and administrative proceedings; matters relating to imported products; and the ability to complete the spin-off of ANC Rental.

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

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 1999 included in the Company's Annual Report on Form 10-K.

CONTINUING OPERATIONS

         The Company uses interest rate swap agreements to manage the impact of interest rate changes on borrowings under the Company's variable rate vehicle inventory and revolving credit facilities. At March 31, 2000, notional principal amounts related to interest rate swaps (variable to fixed rate) were $150.0 million maturing in December 2000. At March 31, 2000 the weighted average fixed rate payment on variable to fixed rate swaps was 6.13%. Variable rates are indexed to LIBOR.

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $1.09 billion contractually maturing through 2006 which effectuate a variable to fixed rate swap at a weighted average rate of 6.21%. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

DISCONTINUED OPERATIONS

         ANC Rental uses interest rate swap and interest rate caps and floors to manage the impact of interest rate changes on variable revenue earning vehicle debt. At March 31, 2000, notional principal amounts related to interest rate swaps (variable to fixed rate) were $600.0 million maturing as follows: $300.0 million in the remainder of 2000; $100.0 million in 2001 and $200.0 million in 2003. As of March 31, 2000, the weighted average fixed rate payment on variable to fixed rate swaps was 5.78%. Variable rates received are indexed to the Commercial Paper Nonfinancial rate. The notional principal amounts related to interest rate caps and floors as of March 31, 2000 were both $1.25 billion. The interest rate caps and floors effectuate a variable to fixed rate swap with a weighted average rate of 5.77% at March 31, 2000. Variable rates on interest rate caps and floors are indexed to LIBOR.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         A patent infringement suit naming the Company as a defendant was filed in January 2000 in the U.S. District Court for the Eastern District of Texas by an individual, Allan Konrad, who holds three patents allegedly covering intranet/internet use. Mr. Konrad also owns a fourth patent application allegedly covering e-commerce. Thirty-eight other companies, including General Motors, Ford and DaimlerChrysler are codefendants in this litigation. The Company procures all products and services related to this infringement allegation from suppliers and the Company believes that it is entitled to be indemnified by these suppliers for any loss that may result from this litigation. The technology covered in the Konrad patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents. Technology of this type is widely used by the Company and its continued use is required.

         The Company is a party to numerous other legal proceedings which arose in the ordinary course of business. The Company does not believe that the ultimate resolution of these matters, as well as the matter described above, will have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. However, the results of any of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's consolidated results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

27.1*    Financial Data Schedule for the Three Months ended March 31, 2000 (for SEC use only)

27.2*    Financial Data Schedule for the Three Months ended March 31, 1999 (restated for  discontinued  operations)
            (for SEC use only)

-------------------------------
*Filed herewith

(b)      Reports on Form 8-K:

               None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AUTONATION, INC.

                                By:   /s/ Ronald L. Rubin
                                    ---------------------------------------
                                         Ronald L. Rubin
                                         VICE PRESIDENT AND CONTROLLER
                                         (PRINCIPAL ACCOUNTING OFFICER)

Date: May 15, 2000