Form 10-Q
period 2000-06-30
AUTONATION INC /FL
filed 2000-08-14
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2000

                            or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of
         The Securities Exchange Act of 1934

            For The Transition Period From _________ to ___________

                         Commission File Number: 1-13107

                                AutoNation, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        73-1105145
 ------------------------                     ---------------------------------
 (State of Incorporation)                     (IRS Employer Identification No.)

             110 S.E. 6th Street
           Ft. Lauderdale, Florida                                     33301
  ---------------------------------------                           ----------
  (Address of Principal Executive Offices)                          (Zip Code)

       Registrant's Telephone Number, Including Area Code: (954) 769-6000

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         On August 2, 2000 the registrant had 361,141,829 outstanding shares of common stock, par value $.01 per share.

                                AUTONATION, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                         PAGE
                                                                                                         ----
ITEM 1.          FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets as
                    of June 30, 2000 and December 31, 1999..........................................      3

                 Unaudited Condensed Consolidated Statements of Operations
                    for the Three and Six Months Ended June 30, 2000 and 1999.......................      4

                 Unaudited Condensed Consolidated Statement of Shareholders'
                    Equity for the Six Months Ended June 30, 2000...................................      5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended June 30, 2000 and 1999.................................      6

                 Notes to Unaudited Condensed Consolidated Financial Statements.....................      7

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................     16

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................     27

                                            PART II. OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................     28

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...................................................     28


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                      JUNE 30,               DECEMBER 31,
                                                                                        2000                     1999
                                                                                 -------------------      -----------------
                                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...........................................                $   154.8               $   218.6
   Receivables, net....................................................                  1,191.7                 1,179.5
   Inventory...........................................................                  2,799.1                 2,706.8
   Other current assets................................................                    173.2                   165.6
                                                                                       ----------              -----------
         Total Current Assets..........................................                  4,318.8                 4,270.5
INVESTMENTS............................................................                     99.9                   175.8
PROPERTY AND EQUIPMENT, NET............................................                  1,404.7                 1,360.4
INTANGIBLE ASSETS, NET.................................................                  2,923.5                 2,831.0
OTHER ASSETS...........................................................                    169.4                   218.8
NET ASSETS OF DISCONTINUED OPERATIONS..................................                       --                   726.6
                                                                                       ----------              -----------
                                                                                       $ 8,916.3               $ 9,583.1
                                                                                       ==========              ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................................                $   138.8               $   163.1
   Accrued liabilities.................................................                    530.0                   622.9
   Notes payable and current maturities of
     long-term debt....................................................                  2,380.1                 2,218.3
   Other current liabilities...........................................                    190.9                   129.9
                                                                                       ----------              -----------
         Total Current Liabilities.....................................                  3,239.8                 3,134.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES..............................                    984.9                   836.1
DEFERRED INCOME TAXES..................................................                    819.6                   804.8
OTHER LIABILITIES .....................................................                    107.2                   206.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued.........................                       --                      --
   Common stock, par value $.01 per share;
      1,500,000,000 shares authorized;
      475,305,538 and 474,965,676 shares
      issued including shares held in
      treasury, respectively...........................................                      4.8                     4.7
   Additional paid-in capital..........................................                  4,662.1                 4,661.5
   Retained earnings...................................................                    482.6                 1,213.8
   Accumulated other comprehensive income..............................                     10.6                     6.6
   Treasury stock, at cost; 114,163,709 and
      99,602,444 shares held, respectively.............................                 (1,395.3)               (1,285.4)
                                                                                       ----------              -----------
                  Total Shareholders' Equity...........................                  3,764.8                 4,601.2
                                                                                       ----------              -----------
                                                                                       $ 8,916.3               $ 9,583.1
                                                                                       ==========              ===========



        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                  -------------------------       ---------------------------
                                                     2000           1999              2000            1999
                                                  --------     ------------       ----------    -------------
         REVENUE ...........................    $  5,339.5       $  5,069.6       $ 10,569.7       $  9,632.3
         COST OF OPERATIONS ................       4,633.6          4,362.8          9,186.7          8,315.3
                                                ----------       ----------       ----------       ----------
         GROSS MARGIN ......................         705.9            706.8          1,383.0          1,317.0
         SELLING,GENERAL AND
           ADMINISTRATIVE EXPENSES .........         544.4            551.9          1,095.2          1,069.2
         PROPERTY CARRYING COSTS ...........           9.1               --             19.9               --
                                                ----------       ----------       ----------       ----------
         OPERATING INCOME ..................         152.4            154.9            267.9            247.8
         INTEREST INCOME ...................           4.9              5.3              8.7              8.7
         INTEREST EXPENSE ..................         (10.4)            (9.9)           (22.4)           (16.6)
         OTHER INCOME, NET .................           7.6              1.4              3.8              3.1
                                                ----------       ----------       ----------       ----------
         INCOME FROM CONTINUING OPERATIONS..
           BEFORE INCOME TAXES .............         154.5            151.7            258.0            243.0
         PROVISION FOR INCOME TAXES ........          57.9             54.6             96.7             87.5
                                                ----------       ----------       ----------       ----------
         INCOME FROM CONTINUING OPERATIONS..          96.6             97.1            161.3            155.5
                                                ----------       ----------       ----------       ----------
         INCOME FROM DISCONTINUED
           OPERATIONS, NET OF INCOME TAXES..           4.2            404.1              1.8            425.8
                                                ----------       ----------       ----------       ----------
         NET INCOME ........................    $    100.8       $    501.2       $    163.1       $    581.3
                                                ==========       ==========       ==========       ==========
         BASIC EARNINGS PER SHARE:
               Continuing operations .......    $      .27       $      .22       $      .44       $      .35
               Discontinued operations .....           .01              .91              .01              .94
                                                ----------       ----------       ----------       ----------
               Net income ..................    $      .28       $     1.13       $      .45       $     1.29
                                                ==========       ==========       ==========       ==========
               Weighted average common
                 shares outstanding ........         361.1            444.3            364.2            450.2
                                                ==========       ==========       ==========       ==========
         DILUTED EARNINGS PER SHARE:
               Continuing operations .......    $      .27       $      .21       $      .44       $      .34
               Discontinued operations .....           .01              .90              .01              .93
                                                ----------       ----------       ----------       ----------
               Net income ..................    $      .28       $     1.11       $      .45       $     1.27
                                                ==========       ==========       ==========       ==========
               Weighted average common
                 and common equivalent
                 shares outstanding ........         361.3            453.1            364.4            459.0
                                                ==========       ==========       ==========       ==========






        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In millions)

                                                                                   ACCUMULATED
                                                      ADDITIONAL                      OTHER
                                          COMMON       PAID-IN        RETAINED    COMPREHENSIVE    TREASURY
                                           STOCK       CAPITAL        EARNINGS       INCOME         STOCK         TOTAL
                                       ----------   -------------  ------------   -------------    ---------    ---------
         BALANCE AT
           DECEMBER 31, 1999 .....      $    4.7      $4,661.5      $1,213.8       $    6.6      $(1,285.4)     $4,601.2
              Purchases of
                treasury stock ...            --            --            --             --        (106.9)        (106.9)
              Other comprehensive
                income ...........            --            --            --            4.0            --            4.0
              Exercise of stock
                options ..........            .1            .6            --             --            --             .7
              Spin-off of ANC
                Rental Corporation            --            --        (894.3)            --            --         (894.3)
              Other ..............            --            --            --             --          (3.0)          (3.0)
              Net income .........            --            --         163.1             --            --          163.1
                                        --------      --------      --------       --------      --------       --------
         BALANCE AT
            JUNE 30, 2000 ........      $    4.8      $4,662.1      $  482.6       $   10.6      $(1,395.3)     $3,764.8
                                        ========      ========      ========       ========      ========       ========




         The accompanying notes are an integral part of this statement.

                                AUTONATION, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  ---------------------
                                                                                    2000         1999
                                                                                  --------     --------
         CASH PROVIDED BY OPERATING ACTIVITIES:
            Net income .......................................................    $  163.1     $  581.3
            Adjustments to reconcile net income to net cash
            provided by operating activities:
               Depreciation and amortization .................................        66.1         55.9
               Income from discontinued operations ...........................        (1.8)      (425.8)
               Changes in assets and liabilities, net of effects from business combinations:
                     Receivables .............................................        (3.2)      (217.5)
                     Inventory ...............................................       (72.2)       (92.7)
                     Other assets ............................................       (43.8)        15.7
                     Accounts payable and accrued liabilities ................       (64.3)        78.8
                     Other liabilities .......................................       105.9         14.2
                                                                                  --------     --------
                                                                                     149.8          9.9
                                                                                  --------     --------
         CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
            Purchases of property and equipment ..............................       (52.9)      (120.1)
            Proceeds from sale of property and equipment
               and assets held for sale ......................................        70.8         37.3
            Purchases of marketable securities ...............................          --        (39.6)
            Sales of marketable securities ...................................        53.2         40.3
            Cash used in business acquisitions, net of
               cash acquired .................................................      (192.3)      (551.6)
            Cash received from business divestitures .........................        27.7         83.2
            Cash received on disposal of solid waste services
               segment .......................................................          --      1,779.6
            Other ............................................................       (47.0)       (24.0)
                                                                                  --------     --------
                                                                                    (140.5)     1,205.1
                                                                                  --------     --------
         CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
            Net proceeds under vehicle inventory
              financing facilities ...........................................       141.9        174.7
            Net proceeds (payments) under revolving credit
              facilities .....................................................       196.0       (500.0)
            Purchases of treasury stock ......................................      (106.9)      (318.6)
            Payments of notes payable and long-term debt .....................       (95.2)       (85.7)
            Other ............................................................         0.7          2.8
                                                                                  --------     --------
                                                                                     136.5       (726.8)
                                                                                  --------     --------
         CASH PROVIDED BY CONTINUING OPERATIONS ..............................       145.8        488.2
                                                                                  --------     --------
         CASH USED IN DISCONTINUED OPERATIONS ................................      (227.0)      (631.1)
                                                                                  --------     --------
         DECREASE IN CASH AND CASH EQUIVALENTS ...............................       (81.2)      (142.9)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD,
            INCLUDING CASH AND CASH EQUIVALENTS OF
            DISCONTINUED OPERATIONS OF $17.4 MILLION AND
            $590.1 MILLION, RESPECTIVELY .....................................       236.0        726.0
                                                                                  --------     --------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD,
            INCLUDING CASH AND CASH EQUIVALENTS OF
            DISCONTINUED OPERATIONS OF $36.5 MILLION
            AT JUNE 30, 1999 .................................................    $  154.8     $  583.1
                                                                                  ========     ========


        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Tables in Millions, Except Per Share Data)

1. INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements include the accounts of AutoNation, Inc. and its subsidiaries (the "Company" or "AutoNation") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading in any material respects.

         Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

         On June 30, 2000, the Company completed the spin-off of its former automotive rental businesses, which have been organized under ANC Rental Corporation ("ANC Rental"), by distributing 100% of ANC Rental's common stock to AutoNation's stockholders as a tax-free dividend. As a result of the spin-off, AutoNation stockholders received one share of ANC Rental common stock for every eight shares of AutoNation common stock owned as of the June 16, 2000 record date. As discussed in Note 18, Discontinued Operations, the Company's former automotive rental segment has been accounted for as discontinued operations and the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period.

2. BUSINESS COMBINATIONS

         Businesses acquired through June 30, 2000 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the six months ended June 30, 2000, the Company acquired various businesses which have been accounted for under the purchase method of accounting. The Company paid approximately $78.1 million of cash for these acquisitions. During the six months ended June 30, 2000 the Company also paid approximately $114.2 million in purchase price for certain prior year automotive retail acquisitions. As of June 30, 2000, the Company has accrued approximately $27.5 million of additional purchase price due to former owners of acquired businesses.

                                AUTONATION, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the six months ended June 30 related to continuing operations:

                                                     2000         1999
                                                    -------      -------

Property and equipment ........................     $   2.1      $ 118.9
Intangible and other assets ...................        80.7        549.6
Working capital ...............................        34.1        256.8
Debt assumed ..................................       (36.7)      (344.5)
Other liabilities .............................        (2.1)       (29.2)
                                                    -------      -------
Cash used in acquisitions, net of cash acquired     $  78.1      $ 551.6
                                                    =======      =======

         The Company's unaudited pro forma consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred as of the beginning of each period presented are as follows:

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------

Revenue .......................................     $ 10,634.6   $ 11,014.2
Income from continuing operations .............          161.2        172.7
Diluted earnings per share from continuing
  operations ..................................            .44          .38

         The unaudited pro forma consolidated results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

3. RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts, are as follows:

                                                    JUNE 30,      DECEMBER 31,
                                                      2000            1999
                                                    --------     ------------


Vehicle receivables ...........................     $  508.2     $   498.0
Finance receivables ...........................        409.5         441.5
Trade receivables .............................        118.7          90.8
Manufacturer receivables ......................        140.6         134.1
Other .........................................         55.4          57.6
                                                    --------      --------
                                                     1,232.4       1,222.0
Less: allowance for doubtful accounts..........        (40.7)        (42.5)
                                                    --------      --------
                                                    $1,191.7      $1,179.5
                                                    ========      ========

         Finance receivables consist of the following:

                                                    JUNE 30,     DECEMBER 31,
                                                     2000            1999
                                                  ----------     ------------


Finance leases ................................     $171.9        $196.3
Installment loans .............................       61.5          83.8
Retained interests in securitized
  installment loans ...........................      176.1         161.4
                                                    ------        ------
                                                    $409.5        $441.5
                                                    ======        ======

                                AUTONATION, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The Company securitizes installment loan receivables through a $1.7 billion commercial paper warehouse facility with unrelated financial institutions. During the six months ended June 30, 2000, the Company securitized approximately $324.8 million of receivables under this program, net of retained interests. At June 30, 2000, $1.08 billion was outstanding under this program.

         The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. Proceeds from these notes are used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. At June 30, 2000, $580.1 million was outstanding under this program. In August 2000, a non-consolidated subsidiary of the Company issued approximately $691.7 million in additional asset-backed notes under this program. Following this transaction, the Company had approximately $1.26 billion of capacity under its $1.7 billion commercial paper warehouse facility.

4. INVENTORY

         Inventory consists of the following:

                                    JUNE 30,      DECEMBER 31,
                                      2000           1999
                                    --------      ------------


New vehicles ...................    $2,280.5        $2,085.0
Used vehicles ..................       367.5           470.1
Parts, accessories and other....       151.1           151.7
                                    --------        --------
                                    $2,799.1        $2,706.8
                                    ========        ========

5. OTHER CURRENT ASSETS

         Other current assets consists primarily of restricted cash deposits related to insurance programs totaling $119.0 million and $91.9 million at June 30, 2000 and December 31, 1999, respectively.

6.INVESTMENTS

         Investments consist of the following:

                                    JUNE 30,      DECEMBER 31,
                                      2000           1999
                                    --------      ------------

Marketable securities ..........     $  31.0        $  106.2
Equity method investments.......        68.9            69.6
                                     -------        --------
                                     $  99.9        $  175.8
                                     =======        ========

         In June 2000, the Company sold 1.4 million shares of common stock of the Company's former solid waste subsidiary, Republic Services, Inc., resulting in a pre-tax gain of $9.9 million included in other income. As of June 30, 2000, the Company had approximately 1.7 million remaining shares of Republic Services, Inc. with a fair value of $27.5 million. These securities are classified as available for sale and are stated at fair value with unrealized gains or losses included in other comprehensive income.

                                AUTONATION, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                   JUNE 30,        DECEMBER 31,
                                                     2000              1999
                                                   --------          --------

Land ......................................        $  545.4          $  529.7
Buildings and improvements ................           697.0             670.9
Furniture, fixtures and equipment .........           327.9             310.5
                                                   --------          --------
                                                    1,570.3           1,511.1
Less: accumulated depreciation and
         amortization......................          (165.6)           (150.7)
                                                   --------          --------
                                                   $1,404.7          $1,360.4
                                                   ========          ========

8. INTANGIBLE ASSETS

         Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets acquired is amortized primarily over 40 years on a straight-line basis. Accumulated amortization of intangible assets at June 30, 2000 and December 31, 1999 was $160.8 million and $122.5 million, respectively.

9. OTHER ASSETS

         Other assets consist primarily of megastore and other properties held for sale, net of impairment reserves, totaling approximately $161.8 million and $212.0 million at June 30, 2000 and December 31, 1999, respectively. As described in Note 13, Restructuring and Impairment Charges, in the fourth quarter of 1999, the Company recorded asset impairment charges related to exiting the used vehicle megastore business.

10. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:

                                                        JUNE 30,        DECEMBER 31,
                                                          2000              1999
                                                        --------          --------
Vehicle inventory credit facilities; secured
    by the Company's vehicle inventory ........         $2,375.3          $2,210.6
$1.5 billion revolving credit facilities;
  interest payable using LIBOR based rates;
  unsecured; $500.0 million matures March 2001;
  $1.0 billion matures April 2002 .............            865.0             669.0
Capital leases and other debt .................            124.7             174.8
                                                        --------          --------
                                                         3,365.0           3,054.4
Less:  current portion ........................         (2,380.1)         (2,218.3)
                                                        --------          --------
                                                        $  984.9          $  836.1
                                                        ========          ========


         Interest expense related to vehicle inventory credit facilities is included in cost of operations.

                                AUTONATION, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11. SHAREHOLDERS' EQUITY

         During the second quarter of 2000, the Company did not repurchase any shares of its common stock, par value $.01 per share ("Common Stock"), under its Board authorized share repurchase program. During the first quarter of 2000, the Company repurchased 14.3 million shares of Common Stock for an aggregate purchase price of $106.9 million. Through June 30, 2000, an aggregate of 114.4 million shares of Common Stock have been repurchased under the Company's share repurchase program for an aggregate purchase price of $1.4 billion. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

         As discussed in Note 18, Discontinued Operations, on June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. As a result of the spin-off, the Company's retained earnings was reduced by the net assets of ANC Rental totaling $894.3 million as of the June 30, 2000 distribution date. The equity adjustment resulting from the spin-off is subject to further adjustment resulting from changes in estimated shared assets and liabilities of AutoNation and ANC Rental and certain other matters. However, such adjustments, if any, are not expected to be significant.

12. OTHER COMPREHENSIVE INCOME

         The changes in components of the other comprehensive income (loss) are as follows:

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                              --------------------------        --------------------------
                                                                 2000           1999                2000           1999
                                                              ---------      ---------           ---------       ---------
Net income................................................     $ 100.8         $ 501.2             $ 163.1        $ 581.3
                                                              --------        --------            --------      ---------
Other comprehensive income (loss):
         Unrealized gain (loss) on marketable
           securities and interest-only strip
           receivables, net of income taxes...............         7.8            35.7                  .7           38.2
         Foreign currency translation
           adjustments, net of income
           taxes..........................................         1.8             (.7)                3.0           (1.1)
         Reclassification of realized losses
           (gains), net of income taxes...................        (1.7)            (.8)                 .3           (1.5)
                                                              --------        --------             -------       --------
                                                                   7.9            34.2                 4.0           35.6
                                                              --------        --------             -------       --------
Comprehensive income......................................     $ 108.7         $ 535.4              $167.1        $ 616.9
                                                              ========        ========             =======      =========


13. RESTRUCTURING AND IMPAIRMENT CHARGES

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan is comprised of the following major components: (1) exiting the used vehicle megastore business; and (2) reducing the corporate workforce. The restructuring plan also includes divesting of certain non-core franchised automotive dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in the fourth quarter of 1999. These pre-tax charges include $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed leased properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consists of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million for information systems impairments.

                                AUTONATION, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The Company will dispose of its closed properties and non-core dealerships through sale to third parties. Although the Company intends to aggressively market these properties, the ultimate disposition could exceed one year. During the six months ended June 30, 2000, the Company incurred $19.9 million in carrying costs related to closed properties which are charged to expense as incurred. Revenue for the operations to be disposed was $208.3 million and $782.4 million during the six months ended June 30, 2000 and 1999, respectively. Operating income (loss) for the operations to be disposed was $1.5 million and $(4.1) million for the six months ended June 30, 2000 and 1999, respectively.

         The following summarizes activity in the Company's restructuring and impairment reserves for the six months ended June 30, 2000:

                                                                               DEDUCTIONS
                               BALANCE               AMOUNTS CHARGED      -------------------         BALANCE
RESERVE                   DECEMBER 31, 1999       (CREDITED) TO INCOME       CASH    NON-CASH       JUNE 30, 2000
-------                   -----------------       --------------------    ---------  --------       -------------
Asset reserves:
  Asset impairment ......        $263.3                 $ (2.7)            $   --       $(63.1)            $197.5
  Inventory .............          15.0                     --                 --        (15.0)                --
Accrued liabilities:
  Lease residual
    value guarantees ....         103.3                    (.3)              (3.6)          --               99.4
  Severance and other
    exit costs ..........          17.3                    3.0              (15.3)          --                5.0
                                 ------                 ------             ------       ------             ------
                                 $398.9                 $   --             $(18.9)      $(78.1)            $301.9
                                 ======                 ======             ======       ======             ======

         During the six months ended June 30, 2000, the Company recognized gross gains of $4.6 million and gross losses of $1.6 million related to the disposition of closed properties. In addition, the Company recorded $3.0 million of additional charges related to exiting the used vehicle megastore business.

14. INCOME TAXES

         Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

15. STOCK OPTIONS

         The Company has various stock option plans under which options to purchase shares of Common Stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the closing market price of the Common Stock on the trading day immediately preceding the date of grant. Generally, options granted have a term of ten years from the date of grant, and vest in increments of 25% per year over a four year period on the yearly anniversary of the grant date.

         A summary of stock option transactions for the six months ended June 30, 2000 is as follows:

                                                                              WEIGHTED-AVERAGE
                                                            SHARES             EXERCISE PRICE
                                                            ------             --------------
Options outstanding at
   beginning of year...................................      50.9                 $ 15.84
Granted................................................        .5                    9.13
Exercised..............................................       (.3)                   2.08
Canceled...............................................      (8.6)                  14.34
                                                            ------
Options outstanding at June 30, 2000...................      42.5                   16.14
                                                            ======
Options exercisable at June 30, 2000...................      29.3                   16.69
Options available for future
     grants at June 30, 2000...........................      32.2



                                AUTONATION, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         On June 30, 2000, options to purchase approximately 2.8 million shares of Common Stock held by employees of ANC Rental were canceled. In May 2000, in accordance with the terms of the Company's stock option plans, the Company's Board of Directors authorized the Company to adjust employee stock options to take into account the market adjustments to AutoNation's Common Stock as a result of the ANC Rental spin-off. The Company adjusted employee stock options for the spin-off effective July 3, 2000, the first trading day following completion of the spin-off. Following the adjustments, there were approximately
47.1 million outstanding options to purchase shares of Common Stock at a weighted average exercise price of $14.57 per share.

         The Company's Board of Directors authorized the grant of options to purchase approximately 11.3 million shares of Common Stock to employees pursuant to the Company's stock option plans on August 1, 2000 at an exercise price per share equal to the closing market price of the Common Stock on July 31, 2000 of $6.875 per share.

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

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:


                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                       --------------------------       -------------------------
                                        2000             1999              2000            1999
                                       ------           ------          --------          -------
Weighted average common
  shares outstanding used in
  calculating basic earnings
  per share ..................            361.1            444.3            364.2            450.2
Effect of dilutive options
  and warrants ...............               .2              8.8               .2              8.8
                                          -----            -----            -----            -----
Weighted average common
  and common equivalent shares
  used in calculating diluted
  earnings per share .........            361.3            453.1            364.4            459.0
                                          =====            =====            =====            =====


         At June 30, 2000 and 1999, the Company had approximately 42.2 million and 25.0 million stock options outstanding, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

                                AUTONATION, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

18. DISCONTINUED OPERATIONS

         On June 30, 2000, the Company completed the tax free spin-off of ANC Rental. Accordingly, the net assets and operating results of ANC Rental have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. Income from discontinued operations during the six months ended June 30, 2000 is net of previously estimated losses of $22.1 million which were accrued in the fourth quarter of 1999 and additional costs associated with the spin-off totaling $11.3 million recorded in the second quarter of 2000.

         In connection with the spin-off, the Company made certain capital contributions to ANC Rental during the six months ended June 30, 2000. These contributions include cash of approximately $200.0 million and the net assets of an insurance subsidiary. The Company also entered into various agreements with ANC Rental which set forth the terms of the distribution and other agreements governing the Company's relationship with ANC Rental after the spin-off. As a result of the spin-off, the Company's equity as of June 30, 2000 was reduced by the net assets of ANC Rental totaling $894.3 million.

         In connection with the spin-off, the Company agreed to continue to provide ANC Rental with guarantees and other credit enhancements with respect to $60.0 million of letters of credit, $10.3 million of indebtedness owed to the former owners of an acquired business and certain property and vehicle lease obligations. The Company will receive fees for providing these guarantees commensurate with market rates.

         In July 1998, the Company's former solid waste services subsidiary, Republic Services, Inc. ("RSG"), completed an initial public offering of 36.1% of its outstanding common stock resulting in net proceeds of approximately $1.43 billion. In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering resulting in net proceeds of approximately $1.78 billion and an after tax gain of approximately $379.3 million in the second quarter of 1999. Accordingly, operating results of RSG for the period prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

         Selected statement of operations data for the Company's discontinued operations is as follows:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                    -----------------------------------------------------------------------
                                         2000                                   1999
                                    --------------         ------------------------------------------------
                                     AUTOMOTIVE            AUTOMOTIVE           SOLID
                                       RENTAL                RENTAL             WASTE                TOTAL
                                    --------------         ----------         ---------            --------
Revenue ....................          $  910.6             $  892.8            $  149.0            $1,041.8
                                      ========             ========            ========            ========

Pre-tax income .............          $   25.4             $   21.5            $   27.5            $   49.0
Provision for income taxes                 9.9                  7.7                10.6                18.3
Minority interest in RSG ...                --                   --                 5.9                 5.9
                                      --------             --------            --------            --------
Net income .................              15.5                 13.8                11.0                24.8
Gain/(loss) on disposal of
   segment, net of income
   taxes ...................             (11.3)                  --               379.3               379.3
                                      --------             --------            --------            --------
Income from discontinued
   operations, net of
   income taxes ............          $    4.2             $   13.8            $  390.3            $  404.1
                                      ========             ========            ========            ========

                                AUTONATION, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                    -----------------------------------------------------------------------
                                         2000                                   1999
                                    --------------         ------------------------------------------------
                                     AUTOMOTIVE            AUTOMOTIVE           SOLID
                                       RENTAL                RENTAL             WASTE                TOTAL
                                    --------------         ----------         ---------            --------

Revenue ......................        $1,721.2             $1,683.7            $  552.5            $2,236.2
                                      ========             ========            ========            ========
Pre-tax income ...............        $  (14.8)            $    9.5            $  100.8            $  110.3
Provision (benefit) for
   income taxes ..............            (5.8)                 3.4                38.8                42.2
Minority interest in RSG .....              --                   --                21.6                21.6
                                      --------             --------            --------            --------
Net income (loss) ............            (9.0)                 6.1                40.4                46.5
Previously estimated and
   accrued losses, net
     of income taxes .........            22.1                   --                  --                  --
Gain/(loss) on disposal of
   segment, net of income
   taxes .....................           (11.3)                  --               379.3               379.3
                                      --------             --------            --------            --------
Income from discontinued
   operations, net of
   income taxes ..............        $    1.8             $    6.1            $  419.7            $  425.8
                                      ========             ========            ========            ========

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

DISCONTINUED BUSINESS SEGMENTS

         On June 30, 2000, the Company completed the spin-off of its former automotive rental businesses, which have been organized under ANC Rental Corporation ("ANC Rental"), by distributing 100% of ANC Rental's common stock to AutoNation's stockholders as a tax-free dividend. As a result of the spin-off, AutoNation stockholders received one share of ANC Rental common stock for every eight shares of AutoNation common stock owned as of the June 16, 2000 record date. As discussed in Note 18, Discontinued Operations, of notes to unaudited condensed consolidated financial statements, ANC Rental has been accounted for as discontinued operations and the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

         In July 1998, the Company completed an initial public offering of 36.1% of the common stock of the Company's former solid waste subsidiary, Republic Services, Inc. ("RSG"). In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering. As discussed in Note 18, Discontinued Operations, the Company's former solid waste services segment has been accounted for as discontinued operations and accordingly, the operating results of RSG for the period prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements presented herein.

BUSINESS COMBINATIONS

         The Company has entered into framework agreements with various automotive manufacturers that allow the Company to acquire franchised automotive dealerships subject to various limits and conditions. Since 1996, the Company has aggressively expanded its automotive retail operations through the acquisition of franchised automotive dealerships. The Company has continued to complete acquisitions of franchised automotive dealerships during 2000. However, the Company has not completed and does not expect to complete acquisitions at the same pace as in prior years. Acquisitions completed in 2000 have been and will continue to be single dealerships or small dealership groups focused in key existing markets, or strategic acquisitions to enhance the Company's e-commerce business.

         Businesses acquired through June 30, 2000 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the six months ended June 30, 2000, the Company acquired various businesses which have been accounted for under the purchase method of accounting. The Company paid approximately $78.1 million of cash for these acquisitions. During the six months ended June 30, 2000 the Company also paid approximately $114.2 million in purchase price for certain prior year automotive retail acquisitions. As of June 30, 2000, the Company has accrued approximately $27.5 million of additional purchase price due to former owners of acquired businesses.

SHARE REPURCHASES

         During the second quarter of 2000, the Company did not repurchase any shares of its common stock, par value $.01 per share ("Common Stock"), under the Company's Board authorized share repurchase program. During the first quarter of 2000, the Company repurchased 14.3 million shares of Common Stock, for an aggregate purchase price of $106.9 million. On a cumulative basis, through June 30, 2000, the Company has acquired an aggregate of 114.4 million shares of Common Stock for an aggregate purchase price of $1.4 billion. As of June 30, 2000, the Company has $349.0 million remaining for share repurchases under its share repurchase program.

CONSOLIDATED RESULTS OF OPERATIONS

         The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):

                                      THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                              ------------------------------------------        --------------------------------------------
                                     2000                  1999                        2000                 1999
                              ------------------      ------------------        -------------------    ---------------------
                                         DILUTED                DILUTED                    DILUTED                 DILUTED
                                           PER                    PER                         PER                    PER
                               GROSS      SHARE        GROSS      SHARE          GROSS       SHARE      GROSS        SHARE
                              -------    -------      -------    -------        -------     -------    -------       -------
Income from continuing
  operations ..............    $  96.6   $    .27      $  97.1    $   .21      $  161.3      $  .44      $  155.5      $  .34
Income from discontinued
  operations:

    Automotive rental .....        4.2        .01         13.8        .03           1.8         .01           6.1         .01
    Solid waste services...         --         --        390.3        .87            --          --         419.7         .92
                              --------      -----      -------    -------      --------      ------      --------      ------
                                   4.2        .01        404.1        .90           1.8         .01         425.8         .93
                              --------      -----      -------    -------      --------      ------      --------      ------

Net income ................     $100.8   $    .28      $ 501.2    $  1.11      $  163.1      $  .45      $  581.3      $ 1.27
                              ========      =====      =======    =======      ========      ======      ========      ======

CONTINUING OPERATIONS

         Historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. Due to acquisitions, year over year comparisons of reported operating results do not provide a meaningful representation of internal performance. Accordingly, presented below are operating results for the three and six months ended June 30, 2000 and 1999 on a same store basis to better represent internal performance.

SAME STORE OPERATING DATA:

         The following table sets forth the components of same store revenue, with the percentage change between periods, and same store gross margin, same store selling, general and administrative expenses ("S,G & A"), and same store performance margin, with percentages of total same store revenue and with the percentage change between periods, for the periods indicated (in millions):

                                        THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------           ----------------------------------------
                                       2000         1999       % CHANGE                2000            1999       % CHANGE
                                    ----------   ---------     --------             ----------      ---------     ---------
Revenue:
  New vehicle...................    $2,720.2      $2,588.0        5.1                $5,092.3       $4,672.3         9.0
  Used vehicle..................       839.7         878.1       (4.4)                1,561.1        1,610.7        (3.1)
  Fixed operations..............       473.6         458.0        3.4                   892.3          851.4         4.8
  Other.........................       302.3         302.9       (0.2)                  568.5          587.5        (3.2)
                                    ---------     ---------                          ---------      ---------
                                    $4,335.8      $4,227.0        2.6                $8,114.2       $7,721.9         5.1
                                    =========     =========                          =========      =========
Gross Margin....................    $  574.3      $  577.3       (0.5)                $1,058.5      $1,033.5         2.4
%...............................        13.2%         13.6%      (0.4)                    13.0%         13.4%       (0.4)
S, G & A........................    $  407.6      $  410.4       (0.7)                $  757.4      $  746.4         1.5
%...............................         9.4%          9.7%      (0.3)                     9.3%          9.7%       (0.4)
Store Performance Margin........    $  166.7      $  166.9       (0.1)                $  301.1      $  287.1         4.9
%...............................         3.8%          3.9%      (0.1)                     3.7%          3.7%         --

         Overall, the Company's same store performance margins during the second quarter of 2000 in aggregate dollars were consistent with the prior year period. However, same store performance margins as a percentage of same store revenue decreased 10 basis points to 3.8% during the three months ended June 30, 2000. The margin percentage decline during the three months ended June 30, 2000 is primarily due to gross margin compression largely offset by S, G & A reductions.

         Same store sales were $4.34 billion for the three months ended June 30, 2000 versus $4.23 billion for the comparable 1999 period, an increase of 2.6%. Same store sales were $8.11 billion for the six months ended June 30, 2000 versus $7.72 billion for the comparable 1999 period, an increase of 5.1%. The primary components of these same store sales increases are described below.

         During the second quarter, the automotive retail industry continued to experience strong new vehicle unit sales volume, although not as strong as the record pace experienced during the first quarter. The Company's new vehicle same store sales increased 5.1% to $2.72 billion during the three months ended June 30, 2000. The increase is due to price of 4.6% and volume of .5%. Same store new vehicle sales increased 9.0% to $5.09 billion during the six months ended June 30, 2000. The increase is due to increases in volume of 4.5% and price of 4.5%.

         The used vehicle market has been less robust due, in part, to strong manufacturer incentives for new vehicles. Used vehicle same store sales decreased 4.4% to $839.7 million during the three months ended June 30, 2000. The decrease is due to lower volume of 8.9% partially offset by price increases of 4.5%. Same store used vehicle sales decreased 3.1% to $1.56 billion during the six months ended June 30, 2000. The decrease is attributed to lower volume of 7.9% partially offset by price increases of 4.8%.

         Fixed operations same store sales increased 3.4% to $473.6 million during the three months ended June 30, 2000 and 4.8% to $892.3 million during the six months ended June 30, 2000. The increases are primarily due to volume.

         Same store other sales consist primarily of wholesale revenue. Same store other sales were consistent with the prior year at $302.3 million for the three months ended June 30, 2000. Same store other sales decreased 3.2% to $568.5 million during the six months ended June 30, 2000. The decline during the six months ended June 30, 2000 is primarily due to a decline in wholesale volume and pricing during the period.

         Same store gross margins were $574.3 million and $1.06 billion for the three and six months ended June 30, 2000, respectively, versus $577.3 million and $1.03 billion for the comparable 1999 periods. Same store gross margins as a percentage of same store revenue were 13.2% and 13.0% for the three and six months ended June 30, 2000, respectively, versus 13.6% and 13.4% for the comparable 1999 periods. The decreases in same store gross margins as percentages of same store total revenue are primarily due to a shift in mix as a result of stronger new versus used vehicle sales and compression in new vehicle margins resulting from higher floorplan interest due to increased inventory levels and increased pricing competition in new truck sales.

         Same store selling, general and administrative expenses were $407.6 million and $757.4 million during the three and six months ended June 30, 2000, respectively, versus $410.4 million and $746.4 million for the comparable 1999 periods. The increase in aggregate dollars during the six months ended June 30, 2000 is primarily due to higher selling expenses associated with increased same store sales. Same store selling, general and administrative expenses as a percentage of same store total revenue were 9.4% and 9.3% for the three and six months ended June 30, 2000 respectively, versus 9.7% for both comparable 1999 periods. The decreases in same store selling, general and administrative expenses as percentages of same store sales are primarily due to the Company's cost cutting initiatives.

         Same store performance margins were $166.7 million and $301.1 million for the three and six months ended June 30, 2000, respectively, versus $166.9 million and $287.1 million for the comparable 1999 periods. Same store performance margins as a percentage of same store total revenue were 3.8% and 3.7% for the three and six months ended June 30, 2000 and 1999, respectively, versus 3.9% and 3.7% for comparable 1999 periods. The decrease in same store performance margin as a percentage of same store revenue during the three months ended June 30, 2000 is the result of gross margin compression largely offset by decreases in selling, general and administrative expenses.

  REPORTED OPERATING DATA:

         The following table sets forth the components of revenue, with percentages of total revenue, and gross margin, store level S, G & A, store performance margin, overhead, property carrying costs and operating income, with percentages of total revenue, on a reported basis for the periods indicated (in millions):

                                          THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------------       -----------------------------------------
                                     2000        %         1999       %             2000        %        1999         %
                                   --------    ------   ---------   ------        --------    -----    --------     ------
Revenue:
  New vehicle...................   $3,308.2     62.0     $2,906.3     57.3       $ 6,527.8     61.8     $5,455.2     56.6
  Used vehicle..................    1,053.6     19.7      1,235.3     24.4         2,101.5     19.9      2,358.2     24.5
  Fixed operations..............      588.8     11.0        549.6     10.8         1,176.7     11.1      1,058.3     11.0
  Other.........................      388.9      7.3        378.4      7.5           763.7      7.2        760.6      7.9
                                   ---------   ------    ---------   -----        ---------   ------    --------    -----
                                   $5,339.5    100.0     $5,069.6    100.0       $10,569.7    100.0     $9,632.3    100.0
                                   =========   ======    =========   =====       ==========   ======    ========    =====
Gross Margin....................   $  705.9     13.2     $  706.8     14.0       $ 1,383.0     13.1     $1,317.0     13.7
Store S, G & A..................      512.7      9.6        514.3     10.2         1,024.0      9.7        985.6     10.3
Store Performance Margin........      193.2      3.6        192.5      3.8           359.0      3.4        331.4      3.4
Overhead........................       31.7      0.6         37.6      0.7            71.2      0.7         83.6      0.8
Property carrying costs.........        9.1      0.1           --       --            19.9      0.2           --       --
Operating Income................      152.4      2.9        154.9      3.1           267.9      2.5        247.8      2.6




         Revenue was $5.34 billion for the three months ended June 30, 2000 versus $5.07 billion for the comparable 1999 period, an increase of 5.3%. Revenue was $10.57 billion for the six months ended June 30, 2000 versus $9.63 billion for the comparable 1999 period, an increase of 9.7%. The primary components of these increases are described below.

         New vehicle sales increased 13.8% to $3.31 billion during the three months ended June 30, 2000 and 19.7% to $6.53 billion during the six months ended June 30, 2000. During the quarter, the Company sold approximately 127,000 new vehicles versus 119,000 new vehicles last year, an increase of 6.7%. During the six months ended June 30, 2000, the Company sold 253,000 new vehicles versus 224,000 new vehicles last year, an increase of 12.9%. The increases in new vehicle revenue during the three and six months ended June 30, 2000 are attributed to acquisitions, higher pricing and unit growth.

         Used vehicle sales decreased 14.7% to $1.05 billion during the three months ended June 30, 2000 and 10.9% to $2.10 billion during the six months ended June 30, 2000. During the quarter, the Company sold approximately 67,000 used vehicles versus 84,000 used vehicles last year, a decrease of 20.2%. During the six months ended June 30, 2000, the Company sold 134,000 used vehicles versus 163,000 used vehicles last year, a decrease of 17.8%. The decline in revenue and unit volume for both periods is primarily attributable to volume associated with the used vehicle megastores that were closed in connection with the restructuring activities in the fourth quarter of 1999. Excluding the closed megastores, used vehicle revenue increased approximately 2.5% and 7.1% during the three and six months ended June 30, 2000, respectively. The increases are primarily due to acquisitions which more than offset decreases in used vehicle same store sales.

         Fixed operations revenue increased 7.1% to $588.8 million during the three months ended June 30, 2000 and 11.2% to $1.18 billion during the six months ended June 30, 2000. The increase is primarily due to acquisitions and internal growth.

         Gross margins were $705.9 million and $1.38 billion for the three and six months ended June 30, 2000, respectively, versus $706.8 million and $1.32 billion for the comparable 1999 periods. Gross margins as a percentage of revenue were 13.2% and 13.1% for the three and six months ended June 30, 2000, respectively, versus 14.0% and 13.7% for the comparable 1999 periods. The decreases in gross margins as percentages of revenue are due to the same factors which resulted in the decreases in same store gross margin percentages previously described.

         Store level selling, general and administrative expenses were $512.7 million and $1.02 billion for the three and six months ended June 30, 2000, respectively, versus $514.3 million and $985.6 million for the comparable 1999 periods. Store level selling, general and administrative expenses as a percentage of revenue were 9.6% and 9.7% for the three and six months ended June 30, 2000, respectively, versus 10.2% and 10.3% for the comparable 1999 periods. The decreases in these costs as a percentage of revenue are due to the Company's cost cutting initiatives.

         Store performance margins were $193.2 million and $359.0 million for the three and six months ended June 30, 2000, respectively, versus $192.5 million and $331.4 million for the comparable 1999 periods. Store performance margins as percentages of revenue were 3.6% and 3.4% for the three and six months ended June 30, 2000, respectively, versus 3.8% and 3.4% for the comparable 1999 periods. The decrease in store performance margins for the three months ended June 30, 2000 is a result of gross margin compression partially offset by lower selling, general and administrative expenses.

         Overhead was $31.7 million and $71.2 million for the three and six months ended June 30, 2000, respectively, versus $37.6 million and $83.6 million for the comparable 1999 periods. Overhead as a percentage of revenue was .6% and
 .7% for the three and six months ended June 30, 2000, respectively, versus .7% and .8% for the comparable 1999 periods. The overhead decreases in aggregate dollars and as percentages of revenue are a result of the Company's cost cutting initiatives. Corporate expenses which will no longer be incurred following the spin-off of ANC Rental have been allocated to income from discontinued operations. These allocated costs totaled approximately $4.0 million and $8.0 million for the three and six months ended June 30, 1999. Due to the establishment of ANC Rental's corporate infrastructure and decreasing reliance on AutoNation, allocations of corporate overhead were discontinued in 2000.

         Property carrying costs represent costs associated with megastore and other properties held for sale by the Company. The Company incurred $9.1 million and $19.9 million of property carrying costs during the three and six months ended June 30, 2000, respectively. Expected annual carrying costs associated with closed properties total approximately $40.0 million and are charged to expense as incurred.

NON-OPERATING INCOME (EXPENSE)

  Interest Income

         Interest income was $4.9 million and $8.7 million for the three and six months ended June 30, 2000, respectively, versus $5.3 million and $8.7 million for the comparable 1999 periods. The decrease during the three months ended June 30, 2000 is primarily the result of lower cash balances on hand during the periods.

  Interest Expense

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities. Interest expense was $10.4 million and $22.4 million for the three and six months ended June 30, 2000, respectively, versus $9.9 million and $16.6 million for the comparable 1999 periods. The increases are primarily due to higher average borrowings and higher interest rates. Interest expense related to vehicle inventory credit facilities is included in cost of operations.

  Other Income, Net

         Other income for the three months ended June 30, 2000 includes a gain of approximately $9.9 million on the sale of approximately 1.4 million shares of common stock of the Company's former solid waste subsidiary, Republic Services, Inc. As of June 30, 2000, the Company had approximately 1.7 million remaining shares of Republic Services, Inc. with a fair value of $27.5 million included in marketable securities.

  Income Taxes

         The provision for income taxes from continuing operations was $57.9 million and $96.7 million for the three and six months ended June 30, 2000, respectively, versus $54.6 million and $87.5 million for the comparable 1999 periods. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

Restructuring Activities

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan is comprised of the following major components: (1) exiting the used vehicle megastore business; and (2) reducing the corporate workforce. The restructuring plan also includes divesting of certain non-core franchised automotive dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in the fourth quarter of 1999. These pre-tax charges include $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed leased properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consists of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million for information systems impairments.

         The Company will dispose of its closed properties and non-core dealerships through sale to third parties. Although the Company intends to aggressively market these properties, the ultimate disposition could exceed one year. Revenue for the operations to be disposed was $208.3 million and $782.4 million during the six months ended June 30, 2000 and 1999, respectively. Operating income (loss) for the operations to be disposed was $1.5 million and $(4.1) million during the six months ended June 30, 2000 and 1999, respectively.

         The following summarizes activity in the Company's restructuring and impairment reserves for the six months ended June 30, 2000:

                                                                             DEDUCTIONS
                             BALANCE               AMOUNTS CHARGED      -------------------          Balance
RESERVE                 DECEMBER 31, 1999       (CREDITED) TO INCOME       CASH    NON-CASH       JUNE 30, 2000
-------                 -----------------       --------------------    ---------  --------       -------------
Asset reserves:
  Asset impairment ....          $263.3                 $ (2.7)           $   --     $(63.1)            $197.5
  Inventory ...........            15.0                     --                --      (15.0)                --
Accrued liabilities:
  Lease residual
    value guarantees...           103.3                    (.3)             (3.6)        --               99.4
  Severance and other
    exit costs ........            17.3                    3.0             (15.3)        --                5.0
                                 ------                 ------            ------     ------             ------
                                 $398.9                 $   --            $(18.9)    $(78.1)            $301.9
                                 ======                 ======            ======     ======             ======

         During the six months ended June 30, 2000, the Company recognized gross gains of $4.6 million and gross losses of $1.6 million related to the disposition of closed properties. In addition, the Company recorded $3.0 million of additional charges related to exiting the used vehicle megastore business.

Financial Condition

         At June 30, 2000, the Company had $154.8 million of unrestricted cash and $613.6 million available under its $1.5 billion unsecured revolving credit facilities which may be used for general corporate purposes. In March 2000, the Company entered into a new $500.0 million 364-day unsecured bank revolving credit facility to replace the $500.0 million 364-day facility which matured in March 2000. This facility complements the $1.0 billion unsecured bank revolving credit facility maturing in April 2002.

         The Company finances its vehicle inventory through secured financings including floor plan facilities with manufacturer captive finance companies as well as a $500.0 million bank-sponsored multi-seller commercial paper conduit facility. At June 30, 2000, the Company had approximately $230.1 million of availability under the commercial paper conduit facility. This facility supplements the new and used vehicle inventory finance facilities provided by vehicle manufacturer finance companies.

         The Company is the lessee under a $500.0 million lease facility that was established to acquire and develop the used vehicle megastores and other properties. At June 30, 2000, $366.5 million was funded under this facility of which $110.8 million has been accounted for as capital leases and $255.7 has been accounted for as operating leases. The Company has guaranteed the residual value of the properties under this facility which guarantee totaled approximately $322.5 million at June 30, 2000. In connection with the Company's 1999 restructuring activities previously described, the Company accrued an estimate of its liability under the residual value guaranty totaling approximately $103.3 million. As of June 30, 2000, $99.4 million remained accrued for this liability. The Company intends to fund the residual value guarantee obligation primarily using proceeds from the sale of owned properties.

         The Company securitizes installment loan receivables through a $1.7 billion commercial paper warehouse facility with certain financial institutions, as amended. During the six months ended June 30, 2000, the Company securitized approximately $324.8 million of loan receivables under this program, net of retained interests. At June 30, 2000, the Company had approximately $615.3 million of capacity under this program. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. Installment loans sold under this program are nonrecourse beyond the Company's retained interests. Proceeds from securitizations are primarily used to repay borrowings under the Company's revolving credit facilities and to invest in the Company's business. The Company expects to continue to securitize receivables under this facility and/or other programs.

         The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. Proceeds from these notes are used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. At June 30, 2000, $580.1 million was outstanding under this program. In August 2000, a non-consolidated subsidiary of the Company issued approximately $691.7 million in additional asset-backed notes under this program. Following this transaction, the Company had approximately $1.26 billion of capacity under its $1.7 billion commercial paper warehouse facility.

         Since the 1998 inception of the Company's Board authorized $1.75 billion cumulative share repurchase programs through June 30, 2000, the Company has repurchased 114.4 million shares of Common Stock for an aggregate purchase price of $1.4 billion. The Company did not repurchase any shares of its Common Stock during the second quarter of 2000. During the first quarter of 2000, 14.3 million shares of Common Stock were acquired under the $500.0 million share repurchase program authorized in December 1999 for an aggregate purchase price of $106.9 million. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company will continue to evaluate share repurchases based upon financial and other investment considerations.

         In connection with the ANC Rental spin-off, the Company made certain capital contributions to ANC Rental during the six months ended June 30, 2000. These contributions include cash of approximately $200.0 million and the net assets of an insurance subsidiary. The Company also entered into various agreements with ANC Rental which set forth the terms of the distribution and other agreements governing the Company's relationship with ANC Rental after the spin-off. As a result of the spin-off, the Company's equity as of June 30, 2000 was reduced by the net assets of ANC Rental totaling $894.3 million. The equity adjustment resulting from the spin-off is subject to further adjustment resulting from changes in estimated shared assets and liabilities of AutoNation and ANC Rental and certain other matters. However, such adjustments, if any, are not expected to be significant.

         In connection with the spin-off, the Company agreed to continue to provide ANC Rental with guarantees and other credit enhancements with respect to $60.0 million of letters of credit, $10.3 million of indebtedness owed to the former owners of an acquired business and certain property and vehicle lease obligations. The Company will receive fees for providing these guarantees commensurate with market rates.

         The Company believes that it has sufficient operating cash flow and other financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents decreased by $81.2 million and $142.9 million during the six months ended June 30, 2000 and 1999, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities was $149.8 million and $9.9 million during the six months ended June 30, 2000 and 1999, respectively.

         Cash flows from operating activities include purchases of vehicle inventory which are separately financed through secured vehicle financings. Accordingly, the Company measures its operating cash flow including net proceeds under these secured vehicle financings which totaled $141.9 million and $174.7 million during the six months ended June 30, 2000 and 1999, respectively. Including net proceeds under these secured vehicle financings, the Company generated operating cash flow of $291.7 million and $184.6 million during the six months ended June 30, 2000 and 1999, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities include business acquisitions and divestitures, capital additions and other transactions as further described below.

         Cash used in business acquisitions was $192.3 million and $551.6 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash used in business acquisitions was primarily due to the Company's shift in 2000 to acquire single dealerships or small dealership groups focused in key markets in which business is already conducted as well as strategic e-commerce acquisitions. Cash used in business acquisitions during the six months ended June 30, 2000 includes $114.2 million in purchase price for certain prior year automotive retail acquisitions. See "Business Combinations" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Business Combinations, of notes to unaudited condensed consolidated financial statements for a further discussion of businesses acquired.

         Capital expenditures were $52.9 million and $120.1 million during the six months ended June 30, 2000 and 1999, respectively. The decrease is due to the megastore closures and fewer acquisitions. The Company expects capital expenditures in 2000 to be less than 1999 due to the megastore closures, fewer acquisitions and other factors.

         Proceeds from the sale of property and equipment and assets held for sale were $70.8 million and $37.3 million during the six months ended June 30, 2000 and 1999, respectively. The increase is primarily due to sales of megastore and other properties held for sale.

         The Company intends to finance capital expenditures and business acquisitions through cash flow from operations, revolving credit facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the six months ended June 30, 2000 and 1999 consisted of revolving credit and vehicle floorplan financings, repayments of debt and share repurchases.

         During the six months ended June 30, 2000 and 1999, the Company spent approximately $106.9 million and $318.6 million, respectively to repurchase shares of Common Stock under the Company's Board approved share repurchase programs.

CASH FLOWS FROM DISCONTINUED OPERATIONS

         Cash used in discontinued operations was as follows during the six months ended June 30:

                                 2000               1999
                                -------            -------

Automotive rental .......       $ 227.0            $  85.1
Solid waste services.....            --              546.0
                                -------            -------
                                $ 227.0            $ 631.1
                                =======            =======

         Cash used in the Company's former automotive rental business during the six months ended June 30, 2000 consists primarily of cash used to replace maturing letters of credit which provide credit enhancement for ANC Rental's vehicle financing. Cash used in the Company's former discontinued solid waste operations during the six months ended June 30, 1999 primarily consists of cash used by RSG for acquisitions.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138") which amends SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 beginning January 1, 2001. The Company has not yet quantified the impact of adopting SFAS 133, as amended, on the Company's consolidated financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

DISCONTINUED OPERATIONS

AUTOMOTIVE RENTAL

         On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. Accordingly, the net assets and operating results of the Company's former automotive rental segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. Revenue for these discontinued operations was $910.6 million and $1.72 billion for the three and six months ended June 30, 2000, respectively. Income from these discontinued operations was $4.2 million and $1.8 million for the three and six months ended June 30, 2000, respectively. Income from discontinued operations during the six months ended June 30, 2000 is net of previously estimated losses of $22.1 million which were accrued in the fourth quarter of 1999 and $11.3 million of additional costs associated with the spin-off recorded in the second quarter of 2000.

SOLID WASTE SERVICES

         In July 1998, the Company completed an initial public offering of 36.1% of RSG resulting in net proceeds of $1.43 billion. The Company sold substantially all of its remaining interest in RSG in May 1999 resulting in an after tax gain of approximately $379.3 million in the second quarter of 1999. Accordingly, operating results of the Company's former solid waste services segment have been classified as discontinued operations for the six months ended June 30, 1999 in the accompanying unaudited condensed consolidated financial statements. Revenue from these discontinued operations was $552.5 million in 1999 for the period prior to disposition. Income from these discontinued operations, net of minority interest, was $40.4 million in 1999 for the period prior to disposition.

FORWARD-LOOKING STATEMENTS

         The Company's financial condition, results of operations, cash flows and future prospects, and the prevailing market price and performance of the Company's common stock, may be adversely affected by a number of factors, including the matters discussed below. Some of the statements and information contained herein constitute "forward-looking statements" within the meaning of the Federal Private Securities litigation Reform Act of 1995. Such forward-looking statements describe known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance, or achievements to be materially different from any future results, performance, or achievements, expressed or implied, by the forward-looking statements. Such factors include, among other things, competition in the automotive retail industry; the need for substantial additional capital; significant indebtedness outstanding; the cyclical and highly seasonal nature of the automobile retail industry and its sensitivity to changing economic conditions; consumer demand for vehicles, automotive service and parts and other Company products and services; the successful rollout of the Company's strategy to existing markets; the dependence on vehicle manufacturers to approve franchised automotive dealership acquisitions and the restrictions imposed by vehicle manufacturers on franchised automotive dealership acquisitions and operations; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the dependence on vehicle manufacturers for inventory supply; the level of manufacturer incentives on new vehicle sales; the ability to retain key personnel; extensive governmental and environmental regulation; various legal and administrative proceedings; and matters relating to imported products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about the Company's market sensitive financial instruments constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. Following the spin-off of ANC Rental, the Company does not have any foreign operations and therefore has no material market risk exposures relative to changes in foreign exchange rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate swaps, caps and floors which are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss.

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 1999 included in the Company's Annual Report on Form 10-K.

         The Company uses interest rate swap agreements to manage the impact of interest rate changes on borrowings under the Company's variable rate vehicle inventory and revolving credit facilities. At June 30, 2000, notional principal amounts related to interest rate swaps (variable to fixed rate) were $50.0 million maturing in December 2000. At June 30, 2000 the weighted average fixed rate payment on variable to fixed rate swaps was 6.11%. Variable rates are indexed to LIBOR.

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $1.15 billion contractually maturing through 2006 which effectuate a variable to fixed rate swap at a weighted average rate of 6.34%. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2000 Annual Meeting of Stockholders on May 16, 2000, the stockholders of the Company voted upon and elected the following directors and approved and adopted the following proposal:

    (A)   DIRECTOR NOMINEE              VOTES CAST FOR          VOTES WITHHELD
          ----------------              --------------          --------------

          H. Wayne Huizenga             289,315,380             3,022,929
          Michael J. Jackson            289,933,605             2,404,704
          Harris W. Hudson              289,547,509             2,790,800
          Robert J. Brown               289,881,810             2,456,499
          J.P. Bryan                    288,523,932             3,814,377
          Rick L. Burdick               288,219,170             4,119,139
          Michael G. DeGroote           289,330,061             3,008,248
          George D. Johnson, Jr.        289,826,022             2,512,287
          John J. Melk                  289,874,832             2,463,477
          Irene B. Rosenfeld            289,919,605             2,418,704

    (B) To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for 2000 (291,513,998 votes were cast for this matter, 640,549 votes were cast against this matter, there were 183,762 abstentions and there were no broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

   2.1 Agreement and Plan of Merger and Reorganization, dated May 30, 1991, by and between Republic Waste Industries, Inc., an Oklahoma corporation, and Republic Waste Industries, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to AutoNation's Annual Report on Form 10-K for the year ended December 31, 1991).

   2.2 Separation and Distribution Agreement dated June 30, 2000, between AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit 2.1 to AutoNation's Report on Form 8-K dated June 30, 2000).

   3.1 Third Amended and Restated Certificate of Incorporation of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to AutoNation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   3.2 Bylaws of AutoNation, Inc., as amended to date (incorporated by reference to Exhibit 3.2 to AutoNation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   10.1* AutoNation, Inc. 1991 Stock Option Plan (as amended and restated on April 17, 2000).

   10.2* AutoNation, Inc. 1995 Employee Stock Option Plan (as amended and restated on April 17, 2000).

   10.3* AutoNation Enterprises Incorporated 1995 Employee Stock Option Plan (as amended and restated on April 17, 2000).

   10.4* AutoNation, Inc. 1997 Employee Stock Option Plan (as amended and restated on April 17, 2000).

   10.5* AutoNation, Inc. 1998 Employee Stock Option Plan (as amended and restated on April 17, 2000).

   10.6* Letter Agreement dated April 18, 2000 between AutoNation, Inc. and Craig T. Monaghan, Chief Operating Officer.

   10.7 Tax Sharing Agreement dated June 30, 2000 between AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit
            10.1 to AutoNation's Report on Form 8-K dated June 30, 2000).

   10.8 Benefits Agreement dated June 30, 2000 between AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit 10.2 to AutoNation's Report on Form 8-K dated June 30, 2000).

   10.9 Reimbursement Agreement dated June 30, 2000 between AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit
            10.3 to AutoNation's Report on Form 8-K dated June 30, 2000).

   27.1* Financial Data Schedule for the Six Months Ended June 30, 2000 (for SEC use only).

(b)      Reports on Form 8-K:

            Form 8-K, dated May 31, 2000 (filed June 1, 2000), Item 5, reporting that on May 31, 2000 the Board of Directors of AutoNation, Inc. granted final approval of the spin-off of ANC Rental Corporation ("ANC Rental"). AutoNation also announced a record date for the spin-off of June 16, 2000 and a distribution date of June 30, 2000 based upon the ratio of one share of ANC Rental common stock for every eight shares of AutoNation common stock owned on the record date.

-------------------------------
*Filed herewith

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AUTONATION, INC.

                                        By: /s/ Ronald L. Rubin
                                           ----------------------------------
                                           Ronald L. Rubin
                                           VICE PRESIDENT, CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

Date: August 14, 2000