Form 10-Q
period 2000-09-30
AUTONATION INC /FL
filed 2000-11-14
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On November 6, 2000 the registrant had 357,875,886 outstanding shares of common stock, par value $.01 per share.

                                AUTONATION, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                               Page
                                                                                                               ----
ITEM 1.    FINANCIAL STATEMENTS

           Unaudited Condensed Consolidated Balance Sheets as
              of September 30, 2000 and December 31, 1999...............................................         3

           Unaudited Condensed Consolidated Statements of Operations
              for the Three and Nine Months Ended September 30, 2000 and 1999...........................         4

           Unaudited Condensed Consolidated Statement of Shareholders'
              Equity for the Nine Months Ended September 30, 2000.......................................         5

           Unaudited Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2000 and 1999.....................................         6

           Notes to Unaudited Condensed Consolidated Financial Statements...............................         7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................................................        15

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................        26

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................................        27


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                AUTONATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                       September 30,    December 31,
                                                                                           2000             1999
                                                                                       ------------     ------------

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................        $    133.5       $    218.6
   Receivables, net ............................................................           1,102.3          1,179.5
   Inventory ...................................................................           2,403.3          2,706.8
   Other current assets ........................................................             188.8            165.6
                                                                                          --------         --------
         Total Current Assets ..................................................           3,827.9          4,270.5
INVESTMENTS ....................................................................              81.8            175.8
PROPERTY AND EQUIPMENT, NET ....................................................           1,485.0          1,360.4
INTANGIBLE ASSETS, NET .........................................................           2,939.9          2,831.0
OTHER ASSETS ...................................................................             174.6            218.8
NET ASSETS OF DISCONTINUED OPERATIONS ..........................................               --             726.6
                                                                                        ----------       ----------

                                                                                        $  8,509.2       $  9,583.1
                                                                                        ==========       ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................................        $    136.0       $    163.1
   Accrued liabilities .........................................................             455.5            622.9
   Notes payable and current maturities of
     long-term debt ............................................................           2,004.6          2,218.3
   Other current liabilities ...................................................             173.8            129.9
                                                                                        ----------       ----------
         Total Current Liabilities .............................................           2,769.9          3,134.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES ......................................             926.7            836.1
DEFERRED INCOME TAXES ..........................................................             845.1            804.8
OTHER LIABILITIES ..............................................................             111.5            206.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued .................................                --               --
   Common stock, par value $.01 per share; 1,500,000,000 shares authorized;
      475,548,554 and 474,965,676 shares issued including shares held in
      treasury, respectively ...................................................               4.8              4.7
   Additional paid-in capital ..................................................           4,663.2          4,661.5
   Retained earnings ...........................................................             579.2          1,213.8
   Accumulated other comprehensive income ......................................               7.9              6.6
   Treasury stock, at cost; 114,799,209
      and 99,602,444 shares held, respectively .................................          (1,399.1)        (1,285.4)
                                                                                        ----------       ----------
         Total Shareholders' Equity ............................................           3,856.0          4,601.2
                                                                                        ----------       ----------

                                                                                        $  8,509.2       $  9,583.1
                                                                                        ==========       ==========



        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                Three Months Ended                  Nine Months Ended
                                                  September 30,                        September 30,
                                         -----------------------------       -------------------------------
                                             2000              1999              2000               1999
                                         -----------       -----------       ------------       ------------
REVENUE ...........................      $   5,338.1       $   5,459.7       $   15,907.8       $   15,092.0
COST OF OPERATIONS ................          4,560.7           4,656.6           13,594.3           12,874.9
                                         -----------       -----------       ------------       ------------


GROSS MARGIN ......................            777.4             803.1            2,313.5            2,217.1
SELLING,GENERAL AND
  ADMINISTRATIVE EXPENSES .........            540.3             600.9            1,623.5            1,656.0
DEPRECIATION ......................             14.6              16.0               42.4               43.4
AMORTIZATION ......................             20.4              16.0               58.7               44.5
PROPERTY CARRYING COSTS ...........              7.0                --               26.9                 --
ASSET IMPAIRMENT GAIN, NET ........             (2.2)               --               (2.2)                --
                                         -----------       -----------       ------------       ------------
OPERATING INCOME ..................            197.3             170.2              564.2              473.2

FLOORPLAN INTEREST EXPENSE ........            (47.8)            (28.8)            (146.8)             (84.0)
OTHER INTEREST EXPENSE ............            (13.8)             (5.3)             (36.2)             (21.9)
INTEREST INCOME ...................              3.0               6.9               11.7               15.6

OTHER INCOME, NET .................             10.3               1.7               14.1                4.8
                                         -----------       -----------       ------------       ------------



INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .............            149.0             144.7              407.0              387.7
PROVISION FOR INCOME TAXES ........             55.9              52.1              152.6              139.6
                                         -----------       -----------       ------------       ------------
INCOME FROM CONTINUING OPERATIONS..             93.1              92.6              254.4              248.1

INCOME FROM DISCONTINUED
  OPERATIONS, NET OF INCOME TAXES               --                12.1                1.8              437.9
                                         -----------       -----------       ------------       ------------
NET INCOME ........................      $      93.1       $     104.7       $      256.2       $      686.0
                                         ===========       ===========       ============       ============


BASIC EARNINGS PER SHARE:
      Continuing operations .......      $       .26       $       .22       $        .70       $        .56
      Discontinued operations .....               --               .03                .01                .99
                                         -----------       -----------       ------------       ------------
      Net income ..................      $       .26       $       .25       $        .71       $       1.55
                                         ===========       ===========       ============       ============
      Weighted average common
        shares outstanding ........            361.3             424.4              363.2              441.5
                                         ===========       ===========       ============       ============

DILUTED EARNINGS PER SHARE:
      Continuing operations .......      $       .26       $       .22       $        .70       $        .55
      Discontinued operations .....               --               .02                .01                .98
                                         -----------       -----------       ------------       ------------
      Net income ..................      $       .26       $       .24       $        .71       $       1.53
                                         ===========       ===========       ============       ============
      Weighted average common
        and common equivalent
        shares outstanding ........            361.3             429.7              363.4              449.1
                                         ===========       ===========       ============       ============







        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)


                                                                         Accumulated
                                            Additional                      Other
                                Common       Paid-in       Retained     Comprehensive       Treasury
                                 Stock       Capital       Earnings         Income           Stock           Total
                               --------     ---------      --------    ----------------    ----------     -----------

BALANCE AT
  DECEMBER 31, 1999 .......    $  4.7       $4,661.5      $ 1,213.8         $   6.6        $(1,285.4)       $4,601.2
     Purchases of
       treasury stock .....        --             --             --              --           (110.7)         (110.7)
     Other comprehensive
       income .............        --             --             --             1.3               --             1.3
     Exercise of stock
       options ............        .1            1.2             --              --               --             1.3
     Spin-off of ANC
       Rental Corporation..        --             --         (890.8)             --               --          (890.8)
     Other ................        --             .5             --              --             (3.0)           (2.5)
     Net income ...........        --             --          256.2              --               --           256.2
                               ------       --------      ---------         -------        ---------       ---------
BALANCE AT
   SEPTEMBER 30, 2000 .....    $  4.8       $4,663.2      $   579.2         $   7.9        $(1,399.1)      $ 3,856.0
                               ======       ========      =========         =======        =========       =========




         The accompanying notes are an integral part of this statement.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                            ----------------------------
                                                                                               2000             1999
                                                                                            ----------       ----------
CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income ......................................................................        $    256.2       $    686.0
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................             101.1             87.9
      Income from discontinued operations ..........................................              (1.8)          (437.9)
      Changes in assets and liabilities, net of effects from business combinations:
            Receivables ............................................................              63.8           (209.2)
            Inventory ..............................................................             357.8             68.0
            Other assets ...........................................................             (37.3)            10.9
            Accounts payable and accrued liabilities ...............................            (163.7)            30.2
            Other liabilities ......................................................             116.3            119.2
                                                                                            ----------       ----------
                                                                                                 692.4            355.1
                                                                                            ----------       ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchases of property and equipment .............................................             (82.8)          (168.5)
   Proceeds from sale of property and equipment and assets held for sale ...........             116.6             59.6
   Purchases of marketable securities ..............................................               (.8)           (74.2)
   Sales of marketable securities ..................................................              82.7             87.4
   Cash used in business acquisitions, net of cash acquired ........................            (242.8)          (717.8)
   Cash received from business divestitures ........................................              77.5            124.3
   Cash received on disposal of solid waste services segment .......................                --          1,779.6
   Restricted cash deposits ........................................................             (63.4)           (83.5)
   Other ...........................................................................               (.5)           (15.9)
                                                                                            ----------       ----------
                                                                                                (113.5)           991.0
                                                                                            ----------       ----------
CASH USED IN FINANCING ACTIVITIES:
   Net payments under vehicle inventory financing facilities .......................            (231.8)           (32.5)
   Net proceeds (payments) under revolving credit facilities .......................                --           (178.0)
   Purchases of treasury stock .....................................................            (110.7)          (859.5)
   Payments of notes payable and long-term debt ....................................            (168.8)          (108.4)
   Proceeds from sale leaseback financing ..........................................              52.1             --
   Other ...........................................................................               1.2             28.6
                                                                                            ----------       ----------
                                                                                                (458.0)        (1,149.8)
                                                                                            ----------       ----------

CASH PROVIDED BY CONTINUING OPERATIONS .............................................             120.9            196.3
                                                                                            ----------       ----------

CASH USED IN DISCONTINUED OPERATIONS ...............................................            (223.4)          (629.4)
                                                                                            ----------       ----------

DECREASE IN CASH AND CASH EQUIVALENTS ..............................................            (102.5)          (433.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $17.4 MILLION AND
   $590.1 MILLION, RESPECTIVELY ....................................................             236.0            726.0
                                                                                            ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $62.3 MILLION
   AT SEPTEMBER 30, 1999 ...........................................................        $    133.5       $    292.9
                                                                                            ==========       ==========



        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1. INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements include the accounts of AutoNation, Inc. and its subsidiaries (the "Company" or "AutoNation") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading in any material respect.

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

         In order to maintain consistency and comparability between periods presented, floorplan interest expense, depreciation and amortization and certain other amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period.

2. BUSINESS ACQUISITIONS AND DIVESTITURES

         Businesses acquired through September 30, 2000 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the nine months ended September 30, 2000, the Company acquired various businesses which have been accounted for under the purchase method of accounting. The Company paid approximately $122.5 million of cash for these acquisitions. During the nine months ended September 30, 2000, the Company also paid approximately $120.3 million in purchase price for certain prior year automotive retail acquisitions. As of September 30, 2000, the Company has accrued approximately $17.4 million of additional purchase price due to former owners of acquired businesses.

         The following summarizes the preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting consummated during the nine months ended September 30 related to continuing operations:

                                                           2000         1999
                                                         --------     ---------

Property and equipment.................................  $   7.0      $  141.8
Intangible and other assets............................    120.1         898.8
Working capital........................................     67.7         299.5
Debt assumed...........................................    (69.9)       (587.6)
Other liabilities......................................     (2.4)        (34.7)
                                                         -------      --------
Cash used in acquisitions, net of cash acquired........  $ 122.5      $  717.8
                                                         ========     ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company's unaudited pro forma consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred as of the beginning of each period presented are as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                  -----------------------------
                                                     2000                 1999
                                                  ----------          ----------

Revenue.........................................  $16,161.5           $16,913.2
Income from continuing operations...............      254.9               268.1
Diluted earnings per share from continuing
  operations....................................        .70                 .60

         The unaudited pro forma consolidated results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

         As described in Note 13, Restructuring and Impairment Charges, the Company is disposing of certain non-core franchised automotive dealerships. During the nine months ended September 30, 2000, the Company received approximately $77.5 million of cash from the divestiture of franchised automotive dealerships. Gains and losses on divestitures are included in asset impairment charges and were not material during the period. In October 2000, the Company signed a definitive agreement to sell its Flemington dealer group for approximately $67.0 million. The Company expects to complete the sale by the end of the first quarter of 2001, subject to the satisfaction or waiver of customary conditions.

         In November 2000, the Company completed the sale of its billboard advertising business for approximately $104.0 million. The Company expects to recognize a pre-tax gain on the sale of approximately $50.0 million to be recorded in the fourth quarter of 2000.

3.  RECEIVABLES

         The components of receivables, net of allowance for doubtful accounts, are as follows:

                                               September 30,    December 31,
                                                   2000             1999
                                               -------------    -------------
Vehicle receivables .................          $    491.2         $    467.6
Finance receivables .................               361.0              441.5
Trade receivables ...................               120.0              121.2
Manufacturer receivables ............               136.8              134.1
Other ...............................                48.3               57.6
                                               ----------         ----------
                                                  1,157.3            1,222.0
Less: allowance for doubtful accounts               (55.0)             (42.5)
                                               ----------         ----------
                                               $  1,102.3         $  1,179.5
                                               ==========         ==========

         Finance receivables consist of the following:


                                               September 30,      December 31,
                                                   2000               1999
                                               -------------      ------------
Finance leases .....................             $  157.5           $  196.3
Installment loans ..................                 60.8               83.8
Retained interests in securitized
  installment loans ................                142.7              161.4
                                                 --------           --------
                                                 $  361.0           $  441.5
                                                 ========           ========


                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company securitizes installment loan receivables through a $1.0 billion commercial paper warehouse facility with unrelated financial institutions. In September 2000, the Company decreased the capacity of the commercial paper warehouse facility from $1.7 billion to $1.0 billion. During the nine months ended September 30, 2000, the Company securitized approximately $460.7 million of receivables under this program, net of retained interests. At September 30, 2000, $511.4 million was outstanding under this program.

         The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. Proceeds from these notes are used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. In August 2000, approximately $691.7 million in additional asset-backed notes were issued under this program. At September 30, 2000, $1.15 billion was outstanding under this program.

         As described in Note 13, Restructuring and Impairment Charges, during the three months ended September 30, 2000, the Company recognized an impairment charge totaling $16.6 million associated with the residual value of finance lease receivables.

4.  INVENTORY

         Inventory consists of the following:

                                     September 30,      December 31,
                                         2000               1999
                                     -------------      ------------
New vehicles ......................   $  1,929.9        $  2,085.0
Used vehicles .....................        323.6             470.1
Parts, accessories and other.......        149.8             151.7
                                      ----------        ----------
                                      $  2,403.3        $  2,706.8
                                      ==========        ==========


5.  OTHER CURRENT ASSETS

         Other current assets consist primarily of restricted cash deposits related to insurance programs totaling $135.7 million and $91.9 million at September 30, 2000 and December 31, 1999, respectively.

6.  INVESTMENTS

         Investments consist of the following:


                                       September 30,      December 31,
                                           2000              1999
                                       ------------      -------------
Marketable securities ............      $   13.0          $  106.2
Equity method investments.........          68.8              69.6
                                        --------          --------
                                        $   81.8          $  175.8
                                        ========          ========

         During the three and nine months ended September 30, 2000, the Company sold 1.1 million and 2.5 million shares of common stock, respectively, of the Company's former solid waste subsidiary, Republic Services, Inc., resulting in pre-tax gains of $9.7 million and $19.6 million, respectively, included in other income. As of September 30, 2000, the Company had approximately 600,000 remaining shares of Republic Services, Inc. with a fair value of $8.0 million. These securities are classified as available for sale and are stated at fair value with unrealized gains or losses included in other comprehensive income.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                         September 30,   December 31,
                                                             2000            1999
                                                         -------------   ------------
Land .................................................   $  586.4         $    529.7
Buildings and improvements ...........................      763.3              670.9
Furniture, fixtures and equipment ....................      295.6              310.5
                                                         --------           --------
                                                          1,645.3            1,511.1
Less: accumulated depreciation and amortization.......     (160.3)            (150.7)
                                                         --------           --------
                                                         $1,485.0         $  1,360.4
                                                         ========           ========

8.  INTANGIBLE ASSETS

         Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets acquired is amortized primarily over 40 years on a straight-line basis. Accumulated amortization of intangible assets at September 30, 2000 and December 31, 1999 was $179.9 million and $122.5 million, respectively.

9.  OTHER ASSETS

         Other assets consist primarily of megastore and other properties held for sale, net of impairment reserves, totaling approximately $166.9 million and $212.0 million at September 30, 2000 and December 31, 1999, respectively. As described in Note 13, Restructuring and Impairment Charges, in the fourth quarter of 1999, the Company exited the used vehicle megastore business.

10.  NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consists of the following:


                                                       September 30,    December 31,
                                                           2000             1999
                                                       -------------    ------------
Vehicle inventory credit facilities;
   secured by the Company's vehicle inventory........    $1,997.7         $  2,210.6
$1.5 billion revolving credit facilities;
   interest payable using LIBOR based rates;
   unsecured; $500.0 million matures March 2001;
   $1.0 billion matures April 2002 ..................       669.0              669.0
Capital leases and other debt .......................       264.6              174.8
                                                        ---------          ---------
                                                          2,931.3            3,054.4
Less:  current portion ...............................   (2,004.6)          (2,218.3)
                                                        ---------          ---------
                                                        $   926.7          $   836.1
                                                        =========          =========



         The Company is a lessee under a $500.0 million lease facility that was established to acquire and develop the Company's former used vehicle megastore properties and other properties. In September 2000, the Company amended the terms of the facility by exercising its option to purchase the leased properties at the end of the lease term. In addition, the facility size was reduced to $210.0 million. As a result of the lease amendment, the leases were required to be accounted for as capital leases with the property and related debt included in the accompanying unaudited condensed consolidated balance sheet. At September 30, 2000, $196.7 million was outstanding under this facility and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


11. SHAREHOLDERS' EQUITY

         During the nine months ended September 30, 2000, the Company repurchased 14.9 million shares of its common stock, par value $.01 per share ("Common Stock"), under its Board authorized share repurchase program for an aggregate purchase price of $110.7 million. Through September 30, 2000, an aggregate of 115.0 million shares of Common Stock have been repurchased under the Company's share repurchase program, which was initially authorized by the Company's Board of Directors in 1998, for an aggregate purchase price of $1.4 billion. In October 2000, the Company repurchased an additional 2.7 million shares of Common Stock for an aggregate purchase price of $16.7 million, leaving approximately $328.5 million available for share repurchases under the program. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

         As discussed in Note 18, Discontinued Operations, on June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. As a result of the spin-off, the Company's retained earnings was reduced by the net assets of ANC Rental totaling $890.8 million. The equity adjustment resulting from the spin-off is subject to further adjustment resulting from changes in estimated shared assets and liabilities of AutoNation and ANC Rental and certain other matters. However, such adjustments, if any, are not expected to be significant.

12. OTHER COMPREHENSIVE INCOME

         The changes in components of the other comprehensive income (loss) are as follows:


                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                       -------------------------        -------------------------
                                                         2000            1999             2000             1999
                                                       -------         --------         --------         --------
Net income ..................................          $  93.1         $  104.7         $  256.2         $  686.0
                                                       -------         --------         --------         --------
Other comprehensive income (loss):
         Unrealized gain (loss) on marketable
           securities and interest-only strip
           receivables, net of income taxes .             (3.7)           (30.4)            (3.0)             7.8
         Foreign currency translation
           adjustments, net of income taxes .               --             (3.3)             3.0             (4.4)
         Reclassification of realized losses
           (gains), net of income taxes .....              1.0              (.9)             1.3             (2.4)
                                                       -------         --------         --------         --------
                                                          (2.7)           (34.6)             1.3              1.0
                                                       -------         --------         --------         --------
Comprehensive income ........................          $  90.4         $   70.1         $  257.5         $  687.0
                                                       =======         ========         ========         ========


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

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         Following the sale of the Flemington dealer group described in Note 2, Business Acquisitions and Divestitures, the Company will have substantially completed its non-core dealership divestiture plan. The Company is disposing of its closed megastores and other properties through sales to third parties. Although the Company is aggressively marketing these closed properties, the ultimate disposition will not be substantially completed until 2001. During the nine months ended September 30, 2000, the Company incurred $26.9 million in carrying costs related to closed properties which are charged to expense as incurred. Revenue for the operations disposed or to be disposed was $855.6 million and $1.75 billion during the nine months ended September 30, 2000 and 1999, respectively. Operating income for the operations disposed or to be disposed was $12.9 million and $13.0 million for the nine months ended September 30, 2000 and 1999, respectively.

         The following summarizes activity in the Company's restructuring and impairment reserves for the nine months ended September 30, 2000:

                                                                                     Deductions
                                     Balance              Amounts Charged       --------------------           Balance
Reserve                         December 31, 1999      (Credited) to Income     Cash        Non-cash      September 30, 2000
-------                         -----------------      --------------------    --------     --------      ------------------
Asset reserves:
  Asset impairment ......          $  263.3                 $   (9.3)         $     --       $  (58.3)        $  195.7
  Inventory .............              15.0                       --                --          (15.0)              --
Accrued liabilities:
  Property lease residual
    value guarantees ....             103.3                    (14.8)            (88.5)            --               --
  Severance and other
    exit costs ..........              17.3                      5.3             (20.2)            --              2.4
Finance lease residual
   value write-down .....                --                     16.6                --          (16.6)              --
                                   --------                 --------          --------       --------         --------
                                   $  398.9                 $   (2.2)         $ (108.7)      $  (89.9)        $  198.1
                                   ========                 ========          ========       ========         ========



         The following summarizes the components of the $2.2 million net impairment gain credited to income during the nine months ended September 30, 2000 as shown in the table above:

                                         Property
                                           Placed
                                            Back         Net Gain On
                                        Into Service   Sold Properties    Other           Total
                                       -------------   ---------------   -------         --------
Asset reserves:
     Asset impairment .........          $  (7.7)        $  (1.6)        $    --         $  (9.3)
Accrued liabilities:
     Property lease residual
          value guarantees ....            (13.0)           (1.8)             --           (14.8)
     Other megastore exit costs               --              --             5.3             5.3
Finance lease residual
     value write-down .........               --              --            16.6            16.6
                                         -------         -------         -------         -------
                                         $ (20.7)        $  (3.4)        $  21.9         $  (2.2)
                                         =======         =======         =======         =======


         The $20.7 million of income from property placed back into service resulted primarily from the Company's decision in the third quarter of 2000 to place a former megastore leased property back into service to operate a new vehicle franchise. Based upon the Company's re-evaluation of the fair value of the property, the Company determined that the asset impairment and lease residual value reserves for the property were no longer required. Accordingly, the Company was required to reverse into income its estimated reserves on the property. In addition, during the third quarter, the Company recognized an impairment charge totaling $16.6 million associated with the residual value of finance lease receivables. The Company discontinued writing finance leases in mid-1999 and the majority of the leases terminate in 2001. The charge was based upon deterioration in used vehicle residual values.

14. INCOME TAXES

         Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

         A summary of stock option transactions for the nine months ended September 30, 2000 is as follows:


                                                                                   Weighted-Average
                                                                 Shares             Exercise Price
                                                                 ------            ----------------
Options outstanding at beginning of year....................      50.9                 $ 15.84
Granted.....................................................      11.8                    6.94
Exercised...................................................       (.6)                   2.02
Canceled....................................................      (9.5)                  12.81
Spin-off adjustment.........................................       4.6                   (1.57)
                                                                 ------
Options outstanding at September 30, 2000...................      57.2                   12.80
                                                                 ======

Options exercisable at September 30, 2000...................      32.7                   14.62
Options available for future grants at September 30, 2000...      25.3


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

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:


                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                                  ----------------------             ---------------------
                                                                   2000            1999                2000         1999
                                                                  ------          ------             -------       -------
Weighted average common shares outstanding used in
  calculating basic earnings per share......................        361.3          424.4               363.2         441.5
Effect of dilutive options and warrants.....................          --             5.3                  .2           7.6
                                                                  -------          -----               -----         -----

Weighted average common and common equivalent shares
  used in calculating diluted earnings per share............        361.3          429.7               363.4         449.1
                                                                  =======          =====               =====         =====


                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         At September 30, 2000 and 1999, the Company had outstanding options to purchase approximately 57.1 million and 25.9 million shares of Common Stock, respectively, which have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

18. DISCONTINUED OPERATIONS

         On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. Accordingly, the net assets and operating results of ANC Rental have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. Income from discontinued operations during the nine months ended September 30, 2000 is net of previously estimated losses of $22.1 million which were accrued in the fourth quarter of 1999 and additional costs associated with the spin-off totaling $11.3 million recorded in the second quarter of 2000.

         In connection with the spin-off, the Company made certain capital contributions to ANC Rental prior to the spin-off. These contributions include cash of approximately $200.0 million and the net assets of an insurance subsidiary. The Company also entered into various agreements with ANC Rental which set forth the terms of the distribution and other agreements governing the Company's relationship with ANC Rental after the spin-off. As a result of the spin-off, the Company's equity was reduced by the net assets of ANC Rental totaling $890.8 million.

         In connection with the spin-off, the Company agreed to continue to provide ANC Rental with guarantees and other credit enhancements, currently with respect to certain indebtedness and certain property and vehicle lease obligations. The Company receives fees for providing these guarantees commensurate with market rates. In September 2000, ANC Rental notified the Company that it had refinanced $60.0 million of letters of credit previously guaranteed by the Company with alternative financing. Accordingly, the Company is no longer obligated under its guarantee with respect to these letters of credit.

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

         During the three months ended September 30, 1999, the Company's automotive rental discontinued operations recognized revenue and net income of $1.02 billion and $18.5 million, respectively. The Company also recognized $6.4 million in costs, net of income taxes, primarily related to the separation of the rental division. These costs are included in the income from discontinued operations in the accompanying unaudited condensed consolidated statement of operations.

         Selected statement of operations data for the Company's discontinued operations is as follows for the nine months ended September 30:



                                                     2000                              1999
                                                  -----------        ----------------------------------------------
                                                  Automotive         Automotive          Solid
                                                    Rental              Rental           Waste            Total
                                                  ----------         ----------         --------        ----------
Revenue ................................          $  1,721.2         $  2,707.1         $  552.5        $  3,259.6
                                                  ==========         ==========         ========        ==========

Pre-tax income .........................          $    (14.8)        $     38.4         $  100.8        $    139.2
Provision (benefit) for
   income taxes ........................                (5.8)              13.8             38.8              52.6
Minority interest in RSG ...............                  --                 --             21.6              21.6
                                                  ----------         ----------         --------        ----------
Net income (loss) ......................                (9.0)              24.6             40.4              65.0
Previously estimated and accrued losses,
     net of income taxes ...............                22.1                 --               --                --
Gain/(loss) on disposal of segment,
     net of income taxes ...............               (11.3)              (6.4)           379.3             372.9
                                                  ----------         ----------         --------        ----------
Income from discontinued  operations,
       net of income taxes .............          $      1.8         $     18.2         $  419.7        $    437.9
                                                  ==========         ==========         ========        ==========


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

         In July 1998, the Company completed an initial public offering of 36.1% of the common stock of the Company's former solid waste subsidiary, Republic Services, Inc. ("RSG"). In May 1999, the Company sold substantially all of its remaining interest in RSG in a public offering. As discussed in Note 18, Discontinued Operations, of notes to unaudited condensed consolidated financial statements the Company's former solid waste services segment has been accounted for as discontinued operations and accordingly, the operating results of RSG for the period prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements presented herein.

BUSINESS ACQUISITIONS AND DIVESTITURES

         The Company has entered into framework agreements with various automotive manufacturers that allow the Company to acquire franchised automotive dealerships subject to various limits and conditions. Since 1996, the Company has expanded its automotive retail operations through the acquisition of franchised automotive dealerships. The Company has continued to complete acquisitions of franchised automotive dealerships during 2000. However, the Company has not completed and does not expect to complete acquisitions at the same pace as in prior years. Acquisitions completed in 2000 have been and will continue to be single dealerships or small dealership groups focused in key existing markets, or strategic acquisitions to enhance the Company's e-commerce business.

         Businesses acquired through September 30, 2000 and accounted for under the purchase method of accounting are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the nine months ended September 30, 2000, the Company acquired various businesses which have been accounted for under the purchase method of accounting. The Company paid approximately $122.5 million of cash for these acquisitions. During the nine months ended September 30, 2000 the Company also paid approximately $120.3 million in purchase price for certain prior year automotive retail acquisitions. As of September 30, 2000, the Company has accrued approximately $17.4 million of additional purchase price due to former owners of acquired businesses.

         As described below under the heading "Restructuring Activities", the Company is disposing of certain non-core franchised automotive dealerships. During the nine months ended September 30, 2000 the Company received approximately $77.5 million of cash from the disposal of certain dealerships. In October 2000, the Company signed a definitive agreement to sell its Flemington dealer group located in a non-core market for approximately $67.0 million. The Company expects to complete the sale by the end of the first quarter of 2001, subject to satisfaction or waiver of customary conditions.

         In November 2000, the Company completed the sale of its billboard advertising business for approximately $104.0 million. The Company expects to recognize a pre-tax gain on the sale of approximately $50.0 million during the fourth quarter of 2000.

SHARE REPURCHASES

         During the nine months ended September 30, 2000, the Company repurchased 14.9 million shares of its common stock, par value $.01 per share ("Common Stock"), under the Company's Board authorized share repurchase program for an aggregate purchase price of $110.7 million. On a cumulative basis, through September 30, 2000, the Company has acquired an aggregate of 115.0 million shares of Common Stock for an aggregate purchase price of $1.4 billion since the commencement of the share repurchase program in 1998. In October 2000, the Company repurchased an additional 2.7 million shares of Common Stock for an aggregate purchase price of $16.7 million leaving approximately $328.5 million remaining for share repurchases under the program.

CONSOLIDATED RESULTS OF OPERATIONS

         During the third quarter of 2000, the Company expanded its financial reporting by providing separate disclosure of floorplan interest expense, depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations. Additionally, floorplan interest expense, which previously was presented as a component of cost of operations, is now classified as interest expense below operating income. Prior periods have been reclassified to conform with the current presentation.

         The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):


                                     Three Months Ended September 30,                Nine Months Ended September 30,
                                -----------------------------------------      -----------------------------------------
                                      2000                  1999                       2000                 1999
                                ------------------     ------------------      -------------------    ------------------
                                           Diluted                Diluted                  Diluted               Diluted
                                             Per                    Per                       Per                  Per
                                  Gross     Share      Gross       Share       Gross        Share      Gross      Share
                                -------   ---------  ---------    --------   ---------   ----------  ---------   --------
Income from continuing
    operations ............     $  93.1   $     .26  $    92.6    $    .22   $   254.4   $      .70  $   248.1   $    .55
Income from discontinued
    operations:
    Automotive rental .....          --          --       18.5         .04         1.8          .01       24.6        .06
    Solid waste services ..          --          --         --          --          --           --       40.4        .09
    Gain (loss) on disposal
      of segment ..........          --          --       (6.4)       (.02)         --           --      372.9        .83
                                -------   ---------  ---------    --------   ---------   ----------  ---------   --------
                                     --          --       12.1         .02         1.8          .01      437.9        .98
                                -------   ---------  ---------    --------   ---------   ----------  ---------   --------

Net income ................     $  93.1   $     .26  $   104.7    $    .24   $   256.2   $      .71  $   686.0   $   1.53
                                =======   =========  =========    ========   ======= ==  ==========  =========   ========


CONTINUING OPERATIONS

         Historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. Due to acquisitions, year over year comparisons of reported operating results do not provide a meaningful representation of internal performance. Accordingly, presented below are operating results for the three and nine months ended September 30, 2000 and 1999 on a same store basis to better represent internal performance.

SAME STORE OPERATING DATA:

         The following table sets forth the components of same store revenue, with the percentage change between periods, and same store gross margin, same store selling, general and administrative expenses ("S,G&A"), and same store performance margin, with percentages of total same store revenue and with the percentage change between periods, for the periods indicated (in millions):


                                      Three Months Ended September 30,                 Nine Months Ended September 30,
                                   --------------------------------------         -----------------------------------------
                                       2000          1999     % Change              2000           1999          % Change
                                    ----------    ----------  --------            ----------     -----------      ---------
Revenue:
  New vehicle...................    $2,941.4      $2,919.7        0.7             $  8,133.5      $  7,707.1         5.5
  Used vehicle..................       874.6         894.1       (2.2)               2,461.3         2,541.9        (3.2)
  Fixed operations..............       509.1         504.7        0.9                1,417.3         1,375.0         3.1
  Other.........................       322.6         327.0       (1.3)                 891.9           934.4        (4.5)
                                    ---------     ---------                       -----------     -----------
                                    $4,647.7      $4,645.5         --             $ 12,904.0      $ 12,558.4         2.8
                                    =========     =========                       ==========      ==========

Gross margin....................    $   670.8     $  671.6       (0.1)            $  1,855.9      $  1,813.9         2.3
%...............................        14.4%         14.5%                             14.4%           14.4%

S,G&A...........................    $  441.8      $  453.3       (2.5)            $  1,212.5      $  1,217.4        (0.4)
%...............................         9.5%          9.8%                              9.4%            9.7%

Store performance margin........    $  229.0      $  218.3        4.9             $    643.4      $    596.5         7.9
%...............................         4.9%          4.7%                              5.0%            4.7%


         Overall, the Company's same store performance margins during the third quarter of 2000 increased $10.7 million or as a percentage of same store revenue 20 basis points to 4.9% over the prior period. Same store performance margins increased $46.9 million or as a percentage of same store revenue 30 basis points to 5.0% during the nine months ended September 30, 2000 over the prior period. The increases are primarily due to reduced same store S,G&A.

         Same store sales were $4.65 billion for both the three months ended September 30, 2000 and the comparable 1999 period. Same store sales were $12.90 billion for the nine months ended September 30, 2000 versus $12.56 billion for the comparable 1999 period, an increase of 2.8%. The primary components of these same store sales changes are described below.

         During the third quarter, the automotive retail industry continued to experience strong new vehicle sales. The Company's new vehicle same store sales increased .7% to $2.94 billion during the three months ended September 30, 2000. The increase is due to price increases of 2.7% offset by a 2% decline in volume. Same store new vehicle sales increased 5.5% to $8.13 billion during the nine months ended September 30, 2000. The increase is due to increases in price of 3.7% and volume of 1.8%.

         The used vehicle market has been less robust due, in part, to strong manufacturer incentives for new vehicles, especially light trucks. Used vehicle same store sales decreased 2.2% to $874.6 million during the three months ended September 30, 2000. The decrease is due to lower volume of 6.2% offset by price increases of 4.0%. Same store used vehicle sales decreased 3.2% to $2.46 billion during the nine months ended September 30, 2000. The decrease is attributed to lower volume of 7.7% offset by price increases of 4.5%.

         Fixed operations same store sales increased .9% to $509.1 million during the three months ended September 30, 2000 and 3.1% to $1.42 billion during the nine months ended September 30, 2000. The increases are primarily due to volume.

         Same store gross margins were $670.8 million and $1.86 billion for the three and nine months ended September 30, 2000, respectively, versus $671.6 million and $1.81 billion for the comparable 1999 periods. Same store gross margins as a percentage of same store revenue were 14.4% for the three and nine months ended September 30, 2000, respectively, versus 14.5% and 14.4% for the comparable 1999 periods. The decrease in same store gross margins as percentage of same store total revenue during the three months ended September 30, 2000 is primarily due to higher mix of lower margin new, versus higher margin used vehicle sales.

         Same store S,G&A was $441.8 million and $1.21 billion during the three and nine months ended September 30, 2000, respectively, versus $453.3 million and $1.22 billion for the comparable 1999 periods. Same store S,G&A as a percentage of same store total revenue was 9.5% and 9.4% for the three and nine months ended September 30, 2000 respectively, versus 9.8% and 9.7% for the comparable 1999 periods. The decreases in same store S,G&A in aggregate dollars and as percentages of same store sales are primarily due to the Company's ongoing cost reduction initiatives.

         Same store performance margins were $229.0 million and $643.4 million for the three and nine months ended September 30, 2000, respectively, versus $218.3 million and $596.5 million for the comparable 1999 periods. Same store performance margins as a percentage of same store total revenue were 4.9% and 5.0% for the three and nine months ended September 30, 2000, respectively, versus 4.7% for both comparable 1999 periods. The increases in same store performance margins in aggregate dollars and as percentages of same store revenue are primarily due to decreases in S,G&A.

REPORTED OPERATING DATA:

         The following table sets forth the components of revenue, with percentages of total revenue, and gross margin, store level S,G&A, store performance margin, overhead, depreciation, amortization, property carrying costs, asset impairment gain and operating income, with percentages of total revenue, on a reported basis for the periods indicated (in millions):


                                       Three Months Ended September 30,                 Nine Months Ended September 30,
                                   ---------------------------------------       -------------------------------------------
                                     2000         %        1999        %            2000         %        1999           %
                                   --------    -----    ---------    -----       ---------    -----    ---------       -----
Revenue:
  New vehicle...................   $3,327.2     62.3    $ 3,207.6     58.7       $ 9,855.0     61.9    $ 8,662.8        57.4
  Used vehicle..................    1,027.0     19.3      1,220.5     22.4         3,128.5     19.7      3,578.7        23.7
  Fixed operations..............      586.7     11.0        583.9     10.7         1,763.4     11.1      1,642.2        10.9
  Other.........................      397.2      7.4        447.7      8.2         1,160.9      7.3      1,208.3         8.0
                                   --------    -----    ---------    -----       ---------    -----    ---------       -----
                                   $5,338.1    100.0    $ 5,459.7    100.0       $15,907.8    100.0    $15,092.0       100.0
                                   ========    =====    =========    =====       =========    =====    =========       =====

Gross margin....................   $  777.4     14.6    $   803.1     14.7       $ 2,313.5     14.5    $ 2,217.1        14.7
Store S,G&A.....................      510.6      9.6        548.9     10.0         1,530.0      9.6      1,526.0        10.1
Store performance margin........      266.8      5.0        254.2      4.7           783.5      4.9        691.1         4.6
Overhead........................       29.7       .6         52.0      1.0            93.5       .6        130.0          .9
Depreciation....................       14.6       .3         16.0       .3            42.4       .3         43.4          .3
Amortization....................       20.4       .3         16.0       .3            58.7       .4         44.5          .3
Property carrying costs.........        7.0       .1           --       --            26.9       .1           --          --
Asset impairment gain, net......       (2.2)      --           --       --            (2.2)      --           --          --
Operating income................      197.3      3.7        170.2      3.1           564.2      3.5        473.2         3.1


         Revenue was $5.34 billion for the three months ended September 30, 2000 versus $5.46 billion for the comparable 1999 period, a decrease of 2.2%. Revenue was $15.91 billion for the nine months ended September 30, 2000 versus $15.09 billion for the comparable 1999 period, an increase of 5.4%. The primary components of these changes are described below.

         New vehicle sales increased 3.7% to $3.33 billion during the three months ended September 30, 2000. During the quarter, the Company sold approximately 130,000 new vehicles versus 129,000 new vehicles last year, an increase of .8%. The increase in new vehicle revenue during the quarter is due to acquisitions and higher pricing partially offset by a decline in same store unit volume. During the nine months ended September 30, 2000, new vehicle sales increased 13.8% to $9.86 billion and the Company sold 383,000 new vehicles versus 353,000 new vehicles last year, an increase of 8.5%. The increase in new vehicle revenue during the nine months ended September 30, 2000 is attributed to acquisitions, higher pricing and unit growth.

         Used vehicle sales decreased 15.9% to $1.03 billion during the three months ended September 30, 2000 and 12.6% to $3.13 billion during the nine months ended September 30, 2000. During the quarter, the Company sold approximately 65,000 used vehicles versus 83,000 used vehicles last year, a decrease of 21.7%. During the nine months ended September 30, 2000, the Company sold 199,000 used vehicles versus 246,000 used vehicles last year, a decrease of 19.1%. The decline in revenue and unit volume for both periods is primarily attributable to volume associated with the used vehicle megastores that were closed in connection with the restructuring activities in the fourth quarter of 1999 and strong manufacturer incentives on new vehicles. Excluding the closed megastores, used vehicle revenue during the quarter is comparable to last year, and for the nine months increased 4.5% over last year. The increase for the nine months ended September 30, 2000 is primarily due to acquisitions which more than offset decreases in used vehicle same store sales.

         Fixed operations revenue increased .5% to $586.7 million during the three months ended September 30, 2000 and 7.4% to $1.76 billion during the nine months ended September 30, 2000. The increases are primarily due to volume.

         Gross margins were $777.4 million and $2.31 billion for the three and nine months ended September 30, 2000, respectively, versus $803.1 million and $2.22 billion for the comparable 1999 periods. Gross margins as a percentage of revenue were 14.6% and 14.5% for the three and nine months ended September 30, 2000, respectively, versus 14.7% for both the comparable 1999 periods. The decreases in gross margins as percentages of revenue are primarily due to a higher mix of lower margin new versus higher margin used vehicle sales.

         Store level S,G&A was $510.6 million and $1.53 billion for the three and nine months ended September 30, 2000, respectively, versus $548.9 million and $1.53 billion for the comparable 1999 periods. Store level S,G&A as a percentage of revenue was 9.6% for the three and nine months ended September 30, 2000, respectively, versus 10.0% and 10.1% for the comparable 1999 periods. The decreases in these costs as a percentage of revenue are due to the Company's ongoing cost reduction initiatives.

         Store performance margins were $266.8 million and $783.5 million for the three and nine months ended September 30, 2000, respectively, versus $254.2 million and $691.1 million for the comparable 1999 periods. Store performance margins as percentages of revenue were 5.0% and 4.9% for the three and nine months ended September 30, 2000, respectively, versus 4.7% and 4.6% for the comparable 1999 periods. The increases in store performance margins for the three and nine months ended September 30, 2000 are a result of lower selling, general and administrative expenses partially offset by gross margin compression.

         Overhead was $29.7 million and $93.5 million for the three and nine months ended September 30, 2000, respectively, versus $52.0 million and $130.0 million for the comparable 1999 periods. Overhead as a percentage of revenue was
 .6% for the three and nine months ended September 30, 2000, respectively versus 1.0% and .9% for the comparable 1999 periods. The overhead decreases in aggregate dollars and as percentages of revenue are a result of the Company's cost cutting initiatives. In 1999, corporate expenses related to supporting ANC Rental have been allocated to income from discontinued operations. These allocated costs totaled approximately $4.0 million and $12.0 million for the three and nine months ended September 30, 1999, respectively. Due to the establishment of ANC Rental's corporate infrastructure and decreasing reliance on AutoNation, allocations of corporate overhead were discontinued in 2000.

         Depreciation and amortization was $35.0 million and $101.1 million for the three and nine months ended September 30, 2000, respectively, versus $32.0 million and $87.9 million for the comparable 1999 periods. Depreciation and amortization as percentages of revenue were .6% and .7% for the three and nine months ended September 30, 2000, respectively versus .6% for both the comparable 1999 periods.

         Property carrying costs represent costs associated with megastore and other properties held for sale by the Company. The Company incurred $7.0 million and $26.9 million of property carrying costs during the three and nine months ended September 30, 2000, respectively. The Company expects carrying costs associated with closed properties to total approximately $33.0 million for the year ended December 31, 2000.

NON-OPERATING INCOME (EXPENSE)

FLOORPLAN INTEREST EXPENSE

         Floorplan interest expense was $47.8 million and $146.8 million for the three and nine months ended September 30, 2000, respectively, versus $28.8 million and $84.0 million for the comparable 1999 periods. The increases are due to higher floorplan debt associated with higher inventory levels and higher interest rates. The Company has made substantial progress in reducing new vehicle inventory levels from 79 days supply at the end of December 1999 to 55 days supply at the end of September 2000.

OTHER INTEREST EXPENSE

         Interest expense was incurred primarily on borrowings under the Company's revolving credit facilities. Interest expense was $13.8 million and $36.2 million for the three and nine months ended September 30, 2000, respectively, versus $5.3 million and $21.9 million for the comparable 1999 periods. The increases are primarily due to higher average borrowings and higher interest rates.

INTEREST INCOME

         Interest income was $3.0 million and $11.7 million for the three and nine months ended September 30, 2000, respectively, versus $6.9 million and $15.6 million for the comparable 1999 periods. The decreases during the three and nine months ended September 30, 2000 are primarily the result of lower cash and investment balances on hand during the periods.

OTHER INCOME, NET

         Other income for the three and nine months ended September 30, 2000 includes gains of approximately $9.7 million and $19.6 million, respectively, on the sale of approximately 1.1 million shares and 2.5 million shares, respectively, of common stock of the Company's former solid waste subsidiary, Republic Services, Inc. Also included is a $2.9 million gain on the sale of an office facility occupied by ANC Rental in September 2000 that was no longer required following the spin-off.

INCOME TAXES

         The provision for income taxes from continuing operations was $55.9 million and $152.6 million for the three and nine months ended September 30, 2000, respectively, versus $52.1 million and $139.6 million for the comparable 1999 periods. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

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

         Following the sale of the Flemington dealer group previously described under the heading, "Business Acquisitions and Divestitures," the Company will have substantially completed its non-core dealership divestiture plan. The Company is disposing of its closed megastores and other properties through sales to third parties. Although the Company is aggressively marketing these closed properties, the ultimate disposition will not be substantially completed until 2001. Revenue for the operations disposed or to be disposed was $855.6 million and $1.75 billion during the nine months ended September 30, 2000 and 1999, respectively. Operating income for the operations disposed or to be disposed was $12.9 million and $13.0 million during the nine months ended September 30, 2000 and 1999, respectively.

         The following summarizes activity in the Company's restructuring and impairment reserves for the nine months ended September 30, 2000:

                                                                                      Deductions
                                     Balance              Amounts Charged       ---------------------           Balance
Reserve                         December 31, 1999      (Credited) to Income       Cash       Non-cash      September 30, 2000
-------                         -----------------      --------------------     --------     --------      ------------------
Asset reserves:
  Asset impairment.............      $ 263.3                 $  (9.3)           $    --       $ (58.3)          $ 195.7
  Inventory....................         15.0                      --                 --         (15.0)               --
Accrued liabilities:
  Property lease residual
    value guarantees...........        103.3                   (14.8)             (88.5)           --                --
  Severance and other
    exit costs.................         17.3                     5.3              (20.2)           --               2.4
Finance lease residual
     value write down..........           --                    16.6                 --         (16.6)               --
                                     -------                 -------            -------       --------          -------
                                     $ 398.9                 $  (2.2)           $(108.7)      $  (89.9)         $ 198.1
                                     =======                 =======            =======       ========          =======


         The following summarizes the components of the $2.2 million net impairment gain credited to income during the nine months ended September 30, 2000 as shown in the table above:


                                          Property Placed            Net Gain On
                                         Back Into Service          Sold Properties            Other             Total
                                         -----------------          ---------------            ------           -------
Asset reserves:
     Asset impairment...............        $   (7.7)                   $ (1.6)                $   --           $  (9.3)
Accrued Liabilities:
     Property lease residual
          value guarantees..........           (13.0)                     (1.8)                    --             (14.8)
     Other megastore exit costs.....              --                        --                    5.3               5.3
Finance lease residual
     value write-down...............              --                        --                   16.6              16.6
                                            --------                    ------                 ------           -------
                                            $  (20.7)                   $ (3.4)                $ 21.9           $  (2.2)
                                            ========                    ======                 ======           =======


         The $20.7 million of income from property placed back into service resulted primarily from the Company's decision in the third quarter of 2000 to place a former megastore leased property back into service to operate a new vehicle franchise. Based upon the Company's re-evaluation of the fair value of the property, the Company determined that the asset impairment and lease residual value reserves for the property were no longer required. Accordingly, the Company was required to reverse into income its estimated reserves on the property. In addition, during the third quarter, the Company recognized an impairment charge totaling $16.6 million associated with the residual value of finance lease receivables. The Company discontinued writing finance leases in mid-1999 and the majority of the leases terminate in 2001. The charge was based upon deterioration in used vehicle residual values.

FINANCIAL CONDITION

         At September 30, 2000, the Company had $133.5 million of unrestricted cash and $825.5 million available under its $1.5 billion unsecured revolving credit facilities which may be used for general corporate purposes. In March 2000, the Company entered into a new $500.0 million 364-day unsecured bank revolving credit facility to replace the $500.0 million 364-day facility which matured in March 2000. This facility complements the $1.0 billion unsecured bank revolving credit facility maturing in April 2002.

         The Company finances its vehicle inventory through secured financings including floor plan facilities with manufacturer captive finance companies as well as a $500.0 million bank-sponsored multi-seller commercial paper conduit facility. At September 30, 2000, the Company had approximately $314.4 million of availability under the commercial paper conduit facility. In October 2000, the Company decreased the facility capacity from $500.0 million to $300.0 million. The facility terminates in January 2001 and the Company expects to replace the facility with alternative financing sources.

         The Company is the lessee under a $500.0 million lease facility that was established to acquire and develop the Company's former used vehicle megastores and other properties. In September 2000, the Company amended the terms of the facility by exercising its option to purchase the leased properties at the end of the lease term. In addition, the facility size was reduced to $210.0 million. As a result of the lease amendment, the leases were required to be accounted for as capital leases with the property and related debt included in the accompanying unaudited condensed consolidated balance sheet. At September 30, 2000, $196.7 million was outstanding under this facility and is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet. The Company has guaranteed the residual value of the properties under this facility. In connection with the Company's 1999 restructuring activities previously described, the Company accrued an estimate of its liability under the residual value guaranty totaling approximately $103.3 million. In September 2000, the Company funded its remaining lease residual value guarantee obligation to the lessor.

         The Company securitizes installment loan receivables through a $1.0 billion commercial paper warehouse facility with certain financial institutions. In September 2000, the Company decreased the capacity of the commercial paper warehouse facility from $1.7 billion to $1.0 billion. During the nine months ended September 30, 2000, the Company securitized approximately $460.7 million of loan receivables under this program, net of retained interests. At September 30, 2000, the Company had approximately $488.6 million of capacity under this program. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. Installment loans sold under this program are nonrecourse beyond the Company's retained interests. Proceeds from securitizations are primarily used to repay borrowings under the Company's revolving credit facilities and to invest in the Company's business. The Company expects to continue to securitize receivables under this facility and/or other programs.

         The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. Proceeds from these notes are used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. In August 2000, approximately $691.7 million in additional asset-backed notes were issued under this program. At September 30, 2000, $1.15 billion was outstanding under this program.

         Since the 1998 inception of the Company's Board authorized $1.75 billion cumulative share repurchase programs through September 30, 2000, the Company has repurchased 115.0 million shares of Common Stock for an aggregate purchase price of $1.4 billion. The Company repurchased 14.9 million shares of its Common Stock for an aggregate purchase price of $110.7 million during the nine months ended September 30, 2000. In October 2000, the Company repurchased an additional 2.7 million shares of Common Stock for an aggregate purchase price of $16.7 million leaving approximately $328.5 million remaining for share repurchases under the program. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company will continue to evaluate share repurchases based upon financial and other investment considerations.

         In connection with the ANC Rental spin-off, the Company made certain capital contributions to ANC Rental prior to the spin-off. These contributions include cash of approximately $200.0 million and the net assets of an insurance subsidiary. The Company also entered into various agreements with ANC Rental which set forth the terms of the distribution and other agreements governing the Company's relationship with ANC Rental after the spin-off. As a result of the spin-off, the Company's equity as of September 30, 2000 was reduced by the net assets of ANC Rental totaling $890.8 million. The equity adjustment resulting from the spin-off is subject to further adjustment resulting from changes in estimated shared assets and liabilities of AutoNation and ANC Rental and certain other matters. However, such adjustments, if any, are not expected to be significant.

         In connection with the spin-off, the Company agreed to continue to provide ANC Rental with guarantees and other credit enhancements, currently with respect to certain indebtedness and certain property and vehicle lease obligations. The Company receives fees for providing these guarantees commensurate with market rates. In September 2000, ANC Rental notified the Company that it had refinanced $60.0 million of letters of credit previously guaranteed by the Company with alternative financing. Accordingly, the Company is no longer obligated under its guarantee with respect to these letters of credit.

         The Company has and will continue to take steps to further strengthen its balance sheet, including selling non-core or non-operating assets and redeploying proceeds into its core business. During the third quarter, the Company entered into a sale leaseback financing of its corporate headquarters facility resulting in proceeds of approximately $52.1 million. Additionally, during the third quarter the Company sold an office building occupied by ANC Rental no longer required after the spin-off resulting in proceeds of approximately $18.7 million. As previously described, in November 2000 the Company completed the sale of its billboard advertising business and expects to complete the sale of its Flemington dealer group by the end of the first quarter of 2001. The Company will continue to evaluate opportunities to sell non-core or non-operating assets and reinvest in its core business.

         The Company believes that it has sufficient operating cash flow and other financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents decreased by $102.5 million and $433.1 million during the nine months ended September 30, 2000 and 1999, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities was $692.4 million and $355.1 million during the nine months ended September 30, 2000 and 1999, respectively.

         Cash flows from operating activities include purchases of vehicle inventory which are separately financed through secured vehicle financings. Accordingly, the Company measures its operating cash flow including net payments under these secured vehicle financings which totaled $231.8 million and $32.5 million during the nine months ended September 30, 2000 and 1999, respectively. Including net payments under these secured vehicle financings, the Company generated operating cash flow of $460.6 million and $322.6 million during the nine months ended September 30, 2000 and 1999, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities include business acquisitions and divestitures, capital additions, property dispositions and other transactions as further described below.

         Cash used in business acquisitions was $242.8 million and $717.8 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash used in business acquisitions was primarily due to the Company's shift in 2000 to acquire single dealerships or small dealership groups focused in key markets in which business is already conducted as well as strategic e-commerce acquisitions. Cash used in business acquisitions during the nine months ended September 30, 2000 includes $120.3 million in purchase price for certain prior year automotive retail acquisitions. Cash received from business divestitures was $77.5 million and $124.3 million for the three and nine months ended September 30, 2000, respectively. See "Business Acquisitions & Divestitures" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Business Acquisitions & Divestitures, of notes to unaudited condensed consolidated financial statements for a further discussion of acquisitions and divestitures.

         Capital expenditures were $82.8 million and $168.5 million during the nine months ended September 30, 2000 and 1999, respectively. The decrease is due to the megastore closures and fewer acquisitions. The Company expects capital expenditures in 2000 to be less than 1999 due to the megastore closures, fewer acquisitions and other factors.

         Proceeds from the sale of property and equipment and assets held for sale were $116.6 million and $59.6 million during the nine months ended September 30, 2000 and 1999, respectively. The increase is primarily due to sales of megastore and other properties held for sale and the sale of the building occupied by ANC Rental.

         During the nine months ended September 30, 2000, the Company sold 2.5 million shares of common stock of the Company's former solid waste subsidiary, Republic Services, Inc., resulting in proceeds of approximately $39.3 million.

         The Company intends to finance capital expenditures and business acquisitions through cash flow from operations, revolving credit facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the nine months ended September 30, 2000 and 1999 consisted of revolving credit, vehicle floorplan and other financings, repayments of debt and share repurchases.

         During the nine months ended September 30, 2000 and 1999, the Company spent approximately $110.7 million and $859.5 million, respectively to repurchase shares of Common Stock under the Company's Board approved share repurchase programs.

         During the nine months ended September 30, 2000, the Company repaid various debt obligations totaling approximately $168.8 million primarily related to amounts financed under its $500.0 million property lease facility.

         During the three months ended September 30, 2000, the Company entered into a sale leaseback transaction involving its corporate headquarters facility which resulted in net proceeds of approximately $52.1 million. This transaction has been accounted for as a financing.

CASH FLOWS FROM DISCONTINUED OPERATIONS

         Cash used in discontinued operations was as follows during the nine months ended September 30:

                                                      2000               1999
                                                    -------            --------

Automotive rental...........................        $ 223.4            $   83.4
Solid waste services........................             --               546.0
                                                    -------            --------

                                                    $ 223.4            $  629.4
                                                    =======            ========

         Cash used in the Company's former automotive rental business during the nine months ended September 30, 2000 consists primarily of cash used to replace maturing letters of credit which provide credit enhancement for ANC Rental's vehicle financing. Cash used in the Company's former discontinued solid waste operations during the nine months ended September 30, 1999 primarily consists of cash used by RSG for acquisitions.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138") which amends SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 beginning January 1, 2001. The Company does not expect adoption of SFAS 133, as amended, to have a material impact on the Company's consolidated financial statements.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 disclosure requirements are effective for fiscal years ending after December 15, 2000 and accounting for transfers and servicing of financial assets and extinguishment of liabilities is effective for transactions occurring after March 31, 2001. The Company has not yet quantified the impact of adopting SFAS 140 on the Company's consolidated financial statements.

DISCONTINUED OPERATIONS

AUTOMOTIVE RENTAL

         On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. Accordingly, the net assets and operating results of the Company's former automotive rental segment have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. Revenue and income for these discontinued operations was $1.72 billion and $1.8 million, respectively, during 2000 for the period prior to the spin-off. Income from discontinued operations is net of previously estimated losses of $22.1 million which were accrued in the fourth quarter of 1999 and $11.3 million of additional costs associated with the spin-off recorded in the second quarter of 2000.

SOLID WASTE SERVICES

         In July 1998, the Company completed an initial public offering of 36.1% of RSG resulting in net proceeds of $1.43 billion. The Company sold substantially all of its remaining interest in RSG in May 1999 resulting in an after tax gain of approximately $379.3 million in the second quarter of 1999. Accordingly, operating results of the Company's former solid waste services segment have been classified as discontinued operations for the nine months ended September 30, 1999 in the accompanying unaudited condensed consolidated financial statements. Revenue from these discontinued operations was $552.5 million in 1999 for the period prior to disposition. Income from these discontinued operations, net of minority interest, was $40.4 million in 1999 for the period prior to disposition.

FORWARD-LOOKING STATEMENTS

         The Company's financial condition, results of operations, cash flows and future prospects, and the prevailing market price and performance of the Company's common stock, may be adversely affected by a number of factors, including the matters discussed below. Some of the statements and information contained herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, competition in the automotive retail industry; the need for substantial additional capital; significant indebtedness outstanding; the cyclical and highly seasonal nature of the automobile retail industry and its sensitivity to changing economic conditions; consumer demand for vehicles, automotive service and parts and other Company products and services; the successful rollout of the Company's strategy to existing markets; the dependence on vehicle manufacturers to approve franchised automotive dealership acquisitions and the restrictions imposed by vehicle manufacturers on franchised automotive dealership acquisitions and operations; the ability to integrate and successfully operate acquired businesses and the risks associated with such businesses; the dependence on vehicle manufacturers for inventory supply; the level of manufacturer incentives on new vehicle sales; the ability to retain key personnel; extensive governmental and environmental regulation; various legal and administrative proceedings; and matters relating to imported products.

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

         The Company uses interest rate swap agreements to manage the impact of interest rate changes on borrowings under the Company's variable rate vehicle inventory and revolving credit facilities. At September 30, 2000, notional principal amounts related to interest rate swaps (variable to fixed rate) were $50.0 million maturing in December 2000. At September 30, 2000 the weighted average fixed rate payment on variable to fixed rate swaps was 6.10%. Variable rates are indexed to LIBOR.

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $508.8 million contractually maturing through 2006 which effectuate a variable to fixed rate swap at a weighted average rate of 6.70%. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

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

             10.1* Employment Agreement dated August 1, 2000 between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.

             27.1* Financial Data Schedule for the Nine Months Ended September 30, 2000 (for SEC use only).

             27.2* Financial Data Schedule for the Nine Months Ended September 30, 1999 (restated for reclassification of floorplan interest, depreciation and amortization) (for SEC use only).

         (b) Reports on Form 8-K:

             Form 8-K, dated June 30, 2000 (filed July 17, 2000), Item 2, reporting that on June 30, 2000, AutoNation, Inc. completed the tax-free spin-off of ANC Rental Corporation to AutoNation's stockholders. As part of the transaction, AutoNation's stockholders received one share of ANC Rental Corporation for every eight shares of AutoNation common stock owned as of the record date for the spin-off, which was June 16, 2000.




-------------------------------
*Filed herewith

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AUTONATION, INC.

                                             By: /s/ Ronald L. Rubin
                                                 -------------------------------
                                                 Ronald L. Rubin
                                                 VICE PRESIDENT, CONTROLLER
                                                 (PRINCIPAL ACCOUNTING OFFICER)



Date: November 14, 2000