Form 10-K
period 2000-12-31
AUTONATION INC /FL
filed 2001-03-30
CIK 350698

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from --------  to --------


                        Commission File Number: 0-13107


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

                                 (954) 769-6000
             (Registrant's Telephone Number, Including Area Code)
                               ----------------
          Securities Registered Pursuant to Section 12(b) of the Act:


            Title of Each Class                Name of Each Exchange on Which Registered
-------------------------------------------   ------------------------------------------
   Common Stock, Par Value $.01 Per Share             The New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 2001, the registrant had 337,146,986 shares of common stock outstanding, of which 68,516,203 shares were held by directors and executive officers of the registrant. As of March 26, 2001, non-affiliates of the registrant held 268,630,783 shares of common stock with an aggregate market value of approximately $2,243,067,038.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's Proxy Statement relating to the 2001
                 Annual Meeting of Stockholders.
Part IV Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                 TO FORM 10-K


                                                                                           Page
                                                                                          -----
                                              PART I
Item 1.    Business .....................................................................   1
Item 2.    Properties ...................................................................  15
Item 3.    Legal Proceedings ............................................................  15
Item 4.    Submission of Matters to a Vote of Security Holders ..........................  16

                                             PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ....  17
Item 6.    Selected Financial Data ......................................................  18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...................................................................  19
Item 8.    Financial Statements and Supplementary Data ..................................  37
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ...................................................................  71

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant ...........................  71
Item 11.   Executive Compensation .......................................................  71
Item 12.   Security Ownership of Certain Beneficial Owners and Management ...............  71
Item 13.   Certain Relationships and Related Transactions ...............................  71

                                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............  71

                                    PART I

ITEM 1.  BUSINESS


INTRODUCTION

     AutoNation, Inc. is the largest automotive retailer in the United States. As of December 31, 2000, we owned and operated approximately 400 new vehicle franchises from dealership locations in major metropolitan markets in 18 states, predominantly in the Sunbelt. Our dealerships offer new and used vehicles for sale. We also offer financing for vehicle purchases, extended service contracts and other finance and insurance products, as well as other aftermarket products such as vehicle accessories, upgraded sound systems and theft deterrent systems. We also offer a wide range of vehicle maintenance and repair services and we operate collision repair centers in most of our key markets. The core brands of vehicles that we sell, representing almost 90% of the new vehicles that we sold in 2000, are Ford (Ford, Lincoln and Mercury), General Motors (Chevrolet, Pontiac, GMC and Buick), Chrysler (Chrysler, Jeep and Dodge), Nissan, Toyota and Honda. We also sell several luxury vehicle brands, including Mercedes-Benz, BMW, Lexus and Porsche. In total, we offer 35 different brands of vehicles.

     Although we now operate exclusively as an automotive retailer, we have operated businesses in multiple industries over the past several years, including the solid waste services, electronic security service, car rental and outdoor media industries. With the tax-free spin-off to our stockholders of ANC Rental Corporation and the sale of certain other non-core assets in 2000, which we describe in more detail in the "Recent Developments" section of this document, we are now focused exclusively on our operations in the automotive retail business.

     Our common stock, par value $.01 per share, is listed on The New York Stock Exchange under the symbol "AN." For information concerning our financial condition, results of operations and related financial data, and business combinations, you should review the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this document. You should also review and consider the risks relating to our business, operations, financial performance and cash flows that we describe in the "Risk Factors" section starting on page 11 of this document.

RECENT DEVELOPMENTS

     ANC Rental Spin-off. On June 30, 2000, we completed the tax-free spin-off of ANC Rental Corporation, which operates primarily under the Alamo Rent-A-Car and National Car Rental brand names in the leisure travel, business travel and vehicle replacement markets of the automotive rental industry. As a result of the spin-off, our stockholders of record as of June 16, 2000 received one share of ANC Rental common stock for every eight shares of AutoNation common stock they held as of such date. ANC Rental common stock is traded on The Nasdaq Stock Market under the symbol "ANCX." We have reclassified and reported ANC Rental's business as a discontinued operation. Accordingly, except as otherwise noted, the disclosure contained in this document relates solely to our automotive retail business.

     Other Divestitures of Non-Core Assets. In addition to the spin-off of ANC Rental, during 2000 we substantially completed our divestitures of other non-core assets. During 2000, we entered into a sale-leaseback financing of our corporate headquarters facility resulting in proceeds of approximately $52.1 million. We also completed the sale of ANC Rental's corporate headquarters facility for approximately $18.7 million. In connection with the closure during December 1999 of 23 company-owned AutoNation USA used vehicle megastores, during 2000 we sold a majority of the excess real property held for or operated in connection with our former used vehicle megastore business. We intend to continue actively marketing the remaining excess used vehicle megastore properties. In November 2000, we completed the divestiture of our outdoor media business, which operated under the name Republic Media, for a sale price of approximately $104.0 million. In connection with the sale of Republic Media, we entered into a pre-paid

$15.0 million advertising agreement with respect to the purchaser's radio stations, billboards and other outdoor advertising media, and, accordingly, we received net proceeds of approximately $89.0 million in connection with the transaction. During 2000, we also completed the sale of various non-core franchised new vehicle dealerships for an aggregate sale price of approximately $89.7 million. With the sale of our Flemington Automotive Group in New Jersey, which we expect to complete in April 2001, we believe that our disposition of significant non-core assets will be substantially complete.

BUSINESS STRATEGY

     Our business strategy consists of the following key elements:

             o Expand our margins by focusing on higher-margin products and services.

             o Continue to leverage our significant scale to improve our operating efficiency, including by managing costs of our business and improving the utilization of our assets.

             o Effectively use our free cash flow to reinvest in our business through capital investments, strategic dealership acquisitions and share repurchases.

             o Continue to grow and leverage our e-commerce business.

     Expand Our Margins

     While new vehicle sales will continue to be a significant component of our operations, we intend to continue to focus on developing the areas of our automotive retail business that produce the highest margins. In general, parts and service sales, used vehicle sales and sales of finance, insurance and other aftermarket products yield relatively high margins as a percentage of sales compared to new vehicle sales. We intend to emphasize higher-margin areas of our business with the following strategic initiatives:

             (arrow) PARTS AND SERVICE SALES AND COLLISION REPAIR SERVICES:
        Almost all of our dealerships have service facilities that provide a wide range of vehicle maintenance and repair services. Additionally, we operate collision repair centers in most of our key markets. We intend to increase our parts and service sales by, among other things: (1) continuing to implement our team-based service process in our service facilities (Advanced Production Structure) and our cycle time solution in our collision centers, (2) implementing comprehensive parts and service marketing programs within our local markets, (3) assuring that our dealerships' parts requirements are fulfilled through purchases from AutoNation dealerships to the extent practicable and (4) developing relationships with national insurance companies that establish our dealerships and collision centers as preferred providers of collision repair services. Accordingly, we also intend to focus on hiring, training and retaining technicians so that we can improve our service bay utilization and increase our parts and service sales without the need for additional capital investment.

            (arrow) USED VEHICLE SALES: Each of our dealerships offers a variety of brand name used vehicles. We will continue to leverage our status as the largest retailer of new vehicles in the United States to develop competitive advantages over our principal used vehicle competitors and to expand our used vehicle business. We believe that, with our significant scale in our key markets, we have better access than many of our competitors to desirable used vehicle inventory. We intend to leverage our significant scale in our key markets to improve our used vehicle business by (1) completing the implementation at our dealerships of our advanced inventory management system, which will permit us to source and manage used vehicle inventories across our dealerships within a local market, (2) implementing comprehensive used vehicle marketing programs within our local markets, (3) dedicating specific management personnel in each of our geographic operating districts to optimize our used vehicle operations and (4) adopting standardized used vehicle operating policies at our dealerships based on our dealerships' "best practices."


            (arrow) FINANCE, INSURANCE AND OTHER AFTERMARKET PRODUCT SALES: Each new or used vehicle sale presents our dealerships with the opportunity to finance the vehicle, sell an extended service contract or other finance and insurance product, and sell other aftermarket products, such as vehicle accessories or a theft deterrent system. In order to improve our finance and insurance business, we plan to (1) focus on improving the performance of our dealerships that under-perform our other dealerships with respect to finance and insurance operations, (2) ensure a high level of compliance with our standard finance and insurance operating practices, such as the use of our customer-friendly "full-disclosure" finance and insurance menu, (3) increase sales at our dealerships of finance and insurance products offered by our automotive finance arm, AutoNation Financial Services, and (4) promote further consolidation of the retail finance sources for our customers' vehicle purchases to drive improved pricing and efficiency.

     Improve Our Operating Efficiency

     We plan to leverage our status as the largest automotive retailer in the United States to further improve our cost structure and the utilization of our assets. During 1999 and 2000, in order to improve our cost structure we shut down our cost-intensive used vehicle megastore business and reduced our staff by approximately 2,000 employees, of whom approximately 200 were corporate headquarters staff. These and other cost-reduction initiatives have resulted in cost savings and improved operating margins for us. However, we believe that we still have important opportunities to improve our cost structure and the utilization of our assets. We plan to focus on the following key methods to achieve these goals:

            (arrow) REDUCE DAYS SUPPLY OF NEW AND USED VEHICLES: We are focused on managing our new and used vehicle inventories to decrease the days supply of vehicles that we have at any given time at our dealerships, with the objective of reducing our inventory financing interest expense and carrying costs. We plan to achieve this by: (1) developing and using a web-based tracking system that enables us to more closely monitor our inventories, (2) establishing days supply targets for each of our vehicle models, (3) managing our new and used vehicle inventories across the dealerships within each of our markets to optimize inventory turnover and (4) focusing our inventory purchasing on the more popular model packages.

            (arrow) DECREASE TIME TO CONVERT RECEIVABLES INTO CASH: We intend to focus on decreasing the amount of time that our dealerships take to receive payment on retail receivables (or "contracts-in-transit"). We plan to accomplish this goal, in part, by (1) adopting "best practices" concerning sales and contracts-in-transit flow processing, (2) developing and using a web-based tool to monitor our dealerships' contracts-in-transit and (3) developing relationships with preferred lenders who can expeditiously process our dealerships' contracts-in-transit. By more quickly converting our contracts-in-transit into cash, we expect to be able to more quickly use our capital to pursue our strategic initiatives, including those described below under the "Effectively Use Free Cash Flow" heading.

     Effectively Use Free Cash Flow

     A key component of our strategy is to maximize the return on investment generated by the use of the free cash flow that our business generates. We expect to use our free cash flow to make capital investments in our current businesses, to complete strategic dealership acquisitions in our key markets and to repurchase shares of our common stock pursuant to our Board-authorized share repurchase program. The considerations in determining how we will allocate our free cash flow among such uses include the following:

            (arrow) CAPITAL INVESTMENTS: During 2000, we invested $148.2 million on capital investments, including to upgrade and improve certain of our dealership facilities. We expect to make additional facility and infrastructure upgrades and improvements from time to time, such as the construction of new vehicle dealership facilities, with a focus on projects that we expect to provide a reasonable return on our investment.

            (arrow) STRATEGIC DEALERSHIP ACQUISITIONS: We believe that we will have additional opportunities to acquire dealerships in our key markets. The factors that will impact whether we make additional strategic dealership acquisitions include the brand, location and price of available dealerships and whether such dealerships complement and can be integrated into our existing operations.

            (arrow) SHARE REPURCHASES: During 2000, we repurchased 27.6 million shares of our common stock for an aggregate price of $188.9 million. As of March 26, 2001, we are authorized to repurchase up to an additional $179.2 million of our common stock pursuant to our latest Board-authorized share repurchase program. The decision to make additional purchases of our stock will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of our capital such as strategic dealership acquisitions and capital investments in our current businesses.

     Grow Our E-Commerce Business

     Due to the scale of our operations and our e-commerce infrastructure, we believe that we are uniquely positioned to compete in the automotive retail e-commerce marketplace. During 2000, we developed relationships with certain Internet service providers and websites, as well as other parties, to purchase leads or referrals of customers who are shopping for a vehicle. Using "Compass," our proprietary web-based lead-management software tool, we provide these customer leads to our dealerships for fulfillment to the extent possible. Specially-trained Internet Sales Guides at our dealerships then use the Internet-based Compass system to respond to customer inquiries 24 hours a day, seven days a week. During 2000, our average customer response time was approximately 1.2 hours, which is well below reported industry average response times.

     During 2000, we also entered into lead referral agreements with over 1,600 franchises operating from more than 1,000 independent dealerships. Under these agreements, we sell customer leads that we cannot fulfill within our dealership network. We plan to continue to enter into lead referral agreements with dealers that are able to provide fulfillment capability for vehicle makes and geographic areas that our dealerships do not cover. As we enter into additional lead referral agreements, we intend to continue to set service and other standards that these independent dealerships must meet to participate in our lead referral program.

OPERATIONS

     As of December 31, 2000, we owned and operated approximately 400 automotive franchises from dealership locations in 18 states. We own and operate franchises granted by the manufacturers of 35 different makes of vehicles. The core brands of vehicles that we sell are Ford (Ford, Lincoln and Mercury), General Motors (Chevrolet, Pontiac, GMC and Buick), Chrysler (Chrysler, Jeep and Dodge), Nissan, Toyota and Honda. Our management structure is focused on our local markets, where day-to-day decision-makers can be more responsive to the needs of local customers. We have established ten districts to manage our automotive retail business. The number of dealerships within each district varies from district to district.

     Each of our automotive franchises offers new and used vehicles for sale. Each of our dealerships also offers financing for vehicle purchases, extended service contracts and other finance and insurance products, as well as other aftermarket products such as vehicle accessories, upgraded sound systems and theft deterrent systems. Almost all of our dealerships have service facilities that provide a wide range of vehicle maintenance and repair services. Additionally, we operate collision repair centers in most of our key markets.

     Each of our dealerships acquires new vehicles for retail sale directly from the applicable automotive manufacturer or distributor. Accordingly, we depend in large part on the automotive manufacturers and distributors to provide us with high quality vehicles that consumers desire and to supply us with such vehicles at suitable locations, quantities and prices. We generally acquire used vehicles from customer trade-ins, off-lease programs and, to a lesser extent, auctions and other sources. We recondition used vehicles acquired for retail sale at our dealerships' service facilities.

     We provide financial products and services to our customers through third parties, including the vehicle manufacturers' and distributors' captive finance companies, as well as our automotive finance arm, AutoNation Financial Services. AutoNation Financial Services' products include retail installment loan financing, extended service contracts, vehicle protection and maintenance programs and insurance products.

SALES AND MARKETING

     In 2000, we retailed approximately 744,000 vehicles through our dealerships. We sell a broad range of well-known vehicle makes within each of our key markets.

     Our marketing efforts focus on mass marketing in our local markets and are designed to build our business with a broad base of repeat and new customers. We engage in mass marketing and advertising primarily through newspapers, radio, outdoor billboards, television and the Internet in our local markets. As we have consolidated our dealership operations in certain of our key markets under one local brand name, we have been able to focus our efforts on building consumer awareness of the selected local brand name rather than on the individual legacy names under which our dealerships operated prior to their acquisition by us. We also have begun to develop newspaper, television and radio advertising campaigns that we can modify for use in multiple local markets, which we expect to result in advertising cost savings and efficiencies that are not generally available to smaller retailers. We expect to continue to realize cost savings and efficiencies with respect to advertising expenses, due to our ability to obtain efficiencies in developing advertising campaigns and due to our ability to gain volume discounts and other concessions as we increase our presence within our key markets and consolidate our dealerships under a single brand name in our local markets.


     We market our vehicle inventory via the Internet through AutoNation.com, our dealership websites and a site co-branded with America Online. We also have entered into lead referral agreements pursuant to which we purchase customer leads generated by various third-party websites, including Microsoft's MSN Carpoint, and other sources. We provide these customer leads to our dealerships for fulfillment to the extent possible. During 2000, we entered into lead referral agreements with over 1,600 franchises operating from more than 1,000 independent dealerships by which we sell customer leads that we cannot fulfill within our dealership network.


AGREEMENTS WITH VEHICLE MANUFACTURERS


     We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements contain provisions relating to our management, operation, advertising and marketing, acquisition and ownership structure of automotive dealerships franchised by such manufacturers. The agreements also set limits on the number of dealerships that we may acquire of the particular manufacturer, nationally, regionally and in local markets, and contain certain restrictions on our ability to name and brand our dealerships. In addition, some of these framework agreements give the manufacturer or distributor the right to acquire, at fair market value, the automotive dealerships franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company, the acquisition of 20% or more of the voting stock of our company by another manufacturer or distributor or other extraordinary corporate transactions such as a merger or sale of all of our assets.


     We operate each of our new vehicle dealerships under a franchise agreement with a vehicle manufacturer or distributor. The franchise agreements grant the franchised automotive dealership a non-exclusive right to sell the manufacturer's or distributor's brand of vehicles and offer related parts and service within a specified market area. The franchise agreements also grant the dealerships the right to use the manufacturer's or distributor's trademarks in connection with dealership operations. The franchise agreements impose numerous operational requirements and restrictions on the automotive dealerships relating to inventory levels, working capital requirements, the sales process, marketing and branding, showroom, service facilities and signage, personnel, changes in management and monthly financial reporting, among other things. The franchise agreements also provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes, subject to applicable state franchise laws that limit a manufacturer's right to terminate a franchise.


REGULATIONS

     Automotive and Other Laws and Regulations


     We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance related licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operating, financing, advertising and employment practices. These laws and regulations include state franchise laws and regulations and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

     Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities, and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.


     Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.


     Environmental, Health and Safety Laws and Regulations


     Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment and public health and safety.


     Most of our dealerships utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act, and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from operations such as auto body painting may be subject to the federal Clean Air Act, and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.


     Some of our dealerships are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment, and/or disposal facilities owned and operated by independent businesses. The remediation or clean-up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.


     We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework.

COMPETITION


     We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price and selection. Each of our key markets includes a large number of well-capitalized competitors that have extensive automobile dealership managerial experience and strong retail locations and facilities. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. We also are subject to competition from independent automobile service and repair shops and service center chains.


     In general, the vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a given vehicle line or make operates. Under most of our framework agreements with the vehicle manufacturers, our ability to acquire multiple dealers of a given line-make within a particular market is limited. We are also restricted by various state franchise laws from relocating our dealerships or establishing new dealerships of a particular line-make within any area that is served by another dealer of the same line-make. Accordingly, to the extent that a market has multiple dealers of a particular line-make, as most of our key markets do with respect to most vehicle lines we sell, we are subject to significant intra-brand competition.


     According to the National Automotive Dealers Association, Automotive News and reports of various financial analysts, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships, approximately 56,000 independent used vehicle dealers, and individual consumers who sell used vehicles in casual private transactions primarily through classified ads and by word of mouth. Several other public companies are attempting to establish national or regional automotive retail chains. Additionally, certain vehicle manufacturers are engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealers, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.


     We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increasing competitive pressures from on-line automotive websites, including those developed by vehicle manufacturers and other dealership groups. Consumers use the Internet to compare pricing for cars and related finance and insurance services, which may cause price convergence and reduced margins for new vehicles, used vehicles and related finance and insurance services.


INSURANCE AND BONDING


     Our business exposes us to the risk of liabilities arising out of our operations. Liabilities involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements.


     The automotive retail business is also subject to substantial risk of property loss due to the significant concentration of property values at dealership locations. Accordingly, we have purchased liability and property insurance subject to certain deductibles or loss retentions. We purchase umbrella liability insurance to provide insurance in excess of our primary insurance policies. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.


     Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require that we secure our obligation for deductible reimbursements with collateral. Our collateral requirements are set by the insurance companies and to date have been satisfied by posting surety bonds, letters of credit and cash deposits. Our collateral requirements may change from time to time based on, among other things, our claims experience.


EMPLOYEES


     As of December 31, 2000, we employed approximately 31,000 full time employees, approximately 800 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees. Due to our dependence on the vehicle manufacturers, however, we may be adversely affected by labor strikes or work stoppages at the manufacturers' manufacturing facilities.


SEASONALITY


     Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenue and operating income to be generally lower in our first and fourth quarters as compared to our second and third quarters.


TRADEMARKS


     We own a number of registered service marks and trademarks and also have a number of applications pending to register, among other marks, AutoNation [GRAPHIC OMITTED] SM and AutoNationSM. Pursuant to agreements with vehicle manufacturers, we have the right to use and display manufacturers' trademarks, logos and designs at our dealerships and in our advertising and promotional materials, subject to certain restrictions. We also have licenses pursuant to various agreements with third parties authorizing the use and display of the marks and/or logos of such third parties, subject to certain restrictions. The current registrations of our service marks and trademarks in the United States and foreign countries are effective for varying periods of time, and we may renew them periodically provided that we comply with all applicable laws.


EXECUTIVE OFFICERS OF AUTONATION


     We provide below information regarding each of our executive officers.


     H. Wayne Huizenga, age 63, has served as our Chairman of the Board since August 1995. He also served as our Chief Executive Officer from August 1995 until October 1996, and as Co-Chief Executive Officer from October 1996 through September 1999. Since May 1998, Mr. Huizenga has been Chairman of the Board of Republic Services, Inc., a solid waste services company, and served as its Chief Executive Officer from May 1998 until December 1998. Since May 2000, Mr. Huizenga has been Vice Chairman of ZixIt Corporation, a provider of security services and products for Internet use. Since September 1996, Mr. Huizenga has been Chairman of the Board of Boca Resorts, Inc., an owner and operator of luxury resort hotels, a professional sports franchise and other facilities. Since January 1995, Mr. Huizenga also has been Chairman of the Board of Extended Stay America, Inc., an operator of extended stay lodging facilities. Mr. Huizenga served as the Vice Chairman of Viacom Inc., a diversified entertainment and communications company, from September 1994 until October 1995. From April 1987 through September 1994, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation, a video rental company. In September 1994, Blockbuster merged with Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., a solid waste services company, and he served in various capacities, including as President, Chief Operating Officer and director, from its inception until 1984. Mr. Huizenga also owns the Miami Dolphins, as well as Pro Player Stadium in South Florida, and is a director of NationsRent, Inc., a national equipment rental company, and ANC Rental Corporation, a car rental company that we spun off to our stockholders in June 2000.


     Michael J. Jackson, age 52, has served as our Chief Executive Officer and as one of our Directors since September 1999. From October 1998 until September 1999, Mr. Jackson served as President and Chief Executive Officer of Mercedes-Benz USA, Inc., a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until October 1999, Mr. Jackson served as President of Mercedes-Benz USA, Inc. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, Inc., including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA, Inc. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated eleven automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. Prior to joining Euro Motorcars, Mr. Jackson was a District Manager for Mercedes-Benz of North America.


     Harris W. Hudson, age 58, has served as one of our Directors since August 1995, and has served as our Vice Chairman since October 1996. From August 1995 until October 1996, Mr. Hudson served as our President. Since May 1998, Mr. Hudson has served as Vice Chairman and Secretary of Republic Services. Mr. Hudson founded Hudson Management Corporation, a solid waste collection company, in 1983 and served as its Chairman of the Board, Chief Executive Officer and President from its inception until it was acquired by AutoNation in August 1995. Mr. Hudson also serves as a director of Boca Resorts and NationsRent.


     Michael E. Maroone, age 47, has served as our President and Chief Operating Officer since August 1999. Following our acquisition of the Maroone Automotive Group in January 1997, Mr. Maroone served as President of our New Vehicle Dealer Division. In January 1998, Mr. Maroone was named President of our Automotive Retail Group with responsibility for our new and used vehicle operations. Prior to joining our company, Mr. Maroone was President and Chief Executive Officer of the Maroone Automotive Group, one of the country's largest privately-held automotive retail groups.


     Craig T. Monaghan, age 44, has served as our Senior Vice President and Chief Financial Officer since May 2000. From June 1998 to April 2000, Mr. Monaghan was Chief Financial Officer of iVillage.com, a leading women's network on the Internet. From 1991 until 1998, Mr. Monaghan served in various executive capacities for Reader's Digest Association, Inc., most recently as Vice President and Treasurer.


     Patricia A. McKay, age 43, has served as our Senior Vice President - Finance since November 1999. From November 1999 until April 2000, Ms. McKay also served as our Acting Chief Financial Officer and Controller. Ms. McKay joined our company in January 1997 as Vice President, Operations Controller. From February 1998 until November 1999, Ms. McKay served as Senior Vice President of Finance of our Automotive Retail Group. Prior to joining our company, Ms. McKay served from October 1988 until December 1996 in various positions with Dole Food Company, Inc., a multinational packaged food company, most recently as Vice President of Finance and Controller. From June 1983 through July 1988, Ms. McKay served as Senior Audit Manager with Arthur Andersen LLP.


     Jonathan P. Ferrando, age 35, has served as our Senior Vice President, General Counsel and Secretary since January 2000. Mr. Ferrando joined our company in July 1996 and served in various capacities within our Legal Department, including as Senior Vice President and General Counsel of our Automotive Retail Group from March 1998 until January 2000. Prior to joining our company, Mr. Ferrando was a corporate attorney in Chicago, Illinois with Skadden, Arps, Slate, Meagher & Flom, a global full service law firm, from 1991 until 1996. Mr. Ferrando's practice at Skadden, Arps, Slate, Meagher & Flom was concentrated in the areas of mergers and acquisition and corporate finance.


     Kevin P. Westfall, age 45, has served as President of AutoNation Financial Services, our wholly owned captive finance and insurance company, since April 1997. Prior to joining AutoNation, from 1990 until 1997, Mr. Westfall served as the President of BMW Financial Services, a captive finance company. Mr. Westfall is a member of the Board of Directors for the American Financial Services Association and the Consumer Banker's Association.


RISK FACTORS; FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE


     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-K or the Annual Report mailed to our stockholders with this Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:


     The Automotive Retail Industry Is Cyclical and Is Highly Sensitive to Changing Economic Conditions; We Are in the Midst of an Industry and General Economic Slowdown That Could Materially Adversely Impact Our Business. Sales of motor vehicles, particularly new vehicles, historically have been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. We believe that many factors affect the industry, including consumer confidence in the economy, the level of personal discretionary spending, interest rates, fuel prices and credit availability. While 1999 and 2000 were record years for the automotive industry in general and us specifically in terms of volume of new vehicles sold, during 2001 the automotive industry will likely experience significant fall-off in demand for new vehicles. We experienced a rapid slowdown in new vehicle sales in late 2000. Industry experts have predicted a decrease in new vehicle sales in the United States during 2001 of up to ten percent or more as compared to sales during 2000. Similarly, we expect that our new vehicle sales, the single largest component of our aggregate revenue, will significantly decrease during 2001. In addition, although we generate diversified revenue and profit streams from the sale of used vehicles, financial services, vehicle service, parts and collision repair services, which we do not expect to be adversely impacted in a general economic downturn as dramatically as new vehicle sales, we cannot assure you that our business will not be materially adversely affected as a result of an industry or general economic downturn.


     We Are Substantially Dependent on Vehicle Manufacturers. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Additionally, manufacturers generally support their dealerships by providing direct financial assistance in various areas, including, among others, advertising assistance and favorable inventory financing. Beyond funds paid directly to their dealerships, the manufacturers also have established various incentive programs designed to spur consumer demand for their vehicles. From time to time, manufacturers modify and discontinue these dealer assistance and consumer incentive programs, which could have a significant adverse effect on our consolidated results of operations and cash flows. Any event that may have a material adverse effect on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers with whom we hold franchises, such as general economic downturns or recessions, increases in interest rates, labor strikes, supply shortages, adverse publicity or product defects, may have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.


     We Are Subject to Operating Restrictions Imposed by Vehicle Manufacturers. The franchise agreements to which our dealerships are subject and the framework agreements that we have with many major vehicle manufacturers impose significant restrictions on our ability to operate our dealerships. These agreements provide the manufacturers with considerable influence over the operations of our dealerships, including the level at which we capitalize our dealerships, the condition of our dealership facilities, our performance standards with respect to sales volume and customer satisfaction, our selection of dealership management, naming and marketing of our dealerships and the operations of our e-commerce sites, and other factors. They also grant the manufacturer the right to terminate our franchise for a variety of causes, subject to state laws.


     We Are Subject to Extensive Governmental Regulation. The automotive retail industry is subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, retail financing and consumer protection laws and regulations and federal and state environmental, health and safety, wage-hour, anti-discrimination and other employment practices laws and regulations. The violation of these laws and regulations can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. We describe certain pending license revocation proceedings with respect to one of our dealerships in California under the "Legal Proceedings" heading on page 15 of this Form 10-K. In addition, as the on-line automotive business expands, there may be new laws and regulations adopted, or increased regulatory scrutiny and enforcement of existing laws and regulations, that could have a material adverse effect on our e-commerce business. We may need to spend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable federal, state and local regulation of health, safety, environment, zoning and land use.


     We Are Subject to Numerous Legal and Administrative Proceedings. We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits and actions brought by governmental authorities. We have several class action lawsuits pending against us. A significant judgment against us or the imposition of a significant fine could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. We cannot assure you with respect to the outcome of these administrative and legal proceedings and the effect such outcomes may have on us. We describe certain significant pending litigation matters under the heading "Legal Proceedings" below.


     We May Be Required to Perform Under Certain Credit Enhancements and Guarantees with respect to ANC Rental Corporation. In connection with the spin-off of ANC Rental Corporation, we agreed to provide certain guarantees and credit enhancements with respect to certain indebtedness and certain property and vehicle lease obligations. ANC Rental recently reported a net loss for the fourth quarter of 2000 of $44.0 million, resulting in an aggregate net loss for 2000 of $2.0 million. To the extent that ANC Rental is not able to meet its obligations, we are likely to be called on to perform under the guarantees and credit enhancements we provided, which could have a material adverse effect on our business, financial condition, cash flows and prospects.


     We Face Significant Competition in the Automotive Retail Industry. We operate in a highly competitive environment. Our competition includes publicly and privately-owned dealerships, some of which operate large groups, and any of which may sell the same or similar makes of new and used vehicles in our markets at competitive prices. Other competitors include franchised automotive dealerships selling other brands of vehicles, private market buyers and sellers of used vehicles, used vehicle dealers, service center chains, independent service and repair shops and publicly and privately-owned finance companies, including those of vehicle manufacturers, and, as we describe below, on-line automotive retailers and lead-referral companies. Our franchise agreements generally do not give us the exclusive right to sell a manufacturer's product within a given geographic area, although state franchise laws do provide certain protections. These and other competitive pressures could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.


     We also face competition in the rapidly evolving automotive retail e-commerce business. A number of e-commerce companies and traditional companies, including the vehicle manufacturers and other franchised dealership groups, have established automotive-related websites over the past few years and compete with us in two areas of our e-commerce business: (1) sales of vehicles to retail customers via the Internet sales channel and (2) generation and sales to other automobile dealers of customer referrals or "leads" obtained via the Internet. Additionally, we believe that, as customers use the Internet and gain increased access to information on prices for vehicles and related finance and insurance products, margins for new and used vehicle sales and related finance and insurance products may decrease, whether sales are made via the Internet or through traditional channels. The success of our e-commerce business will depend on our ability to develop a strategy that appeals to Internet automobile buyers, to obtain high visibility on the Internet, whether through our own websites or through strategic partnerships and alliances with other e-commerce companies, and to develop and maintain a cost structure that permits us to operate profitably.


     We Need Substantial Capital. We need substantial capital to operate our business and to execute our long-term strategy effectively. As of December 31, 2000, we had two unsecured revolving credit facilities in place in the aggregate principal amount of $1.5 billion. One facility provides $1.0 billion of financing under a multi-year structure and matures in April 2002. The other facility, a $500.0 million 364-day facility that was scheduled to mature in March 2001, was amended to provide $250.0 million of borrowing capacity until the earlier of September 30, 2001 or the early renewal of the multi-year facility. Additionally, as of December 31, 2000, we had approximately $2.4 billion of floor plan indebtedness outstanding under credit facilities with various financing sources, primarily the vehicle manufacturers' captive finance subsidiaries. Our floor plan indebtedness, which we use to finance our vehicle inventory, is secured by our vehicle inventory. This may limit our ability to borrow from other sources or for other uses. We also have been negotiating with several of the vehicle manufacturers' captive finance subsidiaries to provide mortgage-backed credit facilities with respect to certain of our dealership properties. We cannot assure you that we will be able to execute definitive loan agreements with the captives or enter into new unsecured revolving credit facilities with sufficient capacity, or otherwise obtain sufficient financing for our business and operations, on a timely basis or on terms acceptable to us.


     A substantial portion of our outstanding indebtedness is at floating interest rates. At times, we have used interest rate swaps, caps and floors to manage the risk of interest rate fluctuations, but a substantial increase in interest rates could adversely affect our cost of indebtedness for borrowed money.


     We May Not Be Able to Successfully Execute Our Strategy. The success of our business model depends in large part on our ability to implement and execute the strategic initiatives that we describe under the "Business Strategy" heading above across all of our dealerships, and thereby obtain business efficiencies, economies of scale and related cost savings and margin performance improvements. These tasks are made more difficult by the fact that the dealerships within each of our key markets were acquired from independent organizations and historically have operated independently, with unique business, sales and marketing practices. Accordingly, the implementation of our strategy across each of our markets will require significant managerial focus and time, and we cannot assure you that it will result in improved operating performance or increased cost savings in a timely manner or at all.


     We May Have Difficulty Expanding Through Acquisitions of Franchised Automotive Dealerships in Our Key Markets. The growth of our automotive retail business since our inception has been primarily attributable to acquisitions of franchised automotive dealership groups. However, the significant consolidation in the industry in our key markets over the last several years has resulted in fewer desirable dealerships or dealership groups being available for purchase on reasonable terms. Although we have negotiated with the major manufacturers limits on the number of dealerships that we may acquire nationally, regionally or within any given market, each particular acquisition remains subject to specific approval from the applicable vehicle manufacturer. We have approached certain acquisition limits set forth in certain of our framework agreements, particularly certain market limits, and may approach them in other markets in the future as we continue to expand, although we do not believe that such limits will materially adversely impact our ability to execute our acquisition strategy in the foreseeable future. We cannot assure you that we will be able to execute our growth strategy in the future by acquiring dealerships selling desirable automotive brands at desirable locations in our key markets, or that any such acquisitions can be completed on favorable terms.


     The Loss of Key Personnel Could Affect Our Operations. Our success depends to a significant degree upon the continued contributions of our key corporate officers. Additionally, our success depends on the key management personnel at our district offices and the dealerships in our local markets. The market for qualified employees in the industry and in the markets in which we operate, particularly for qualified general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We also believe that many of our sales and service personnel are pursued from time to time by our competitors. The loss of a group of key employees in any of our markets could have a material adverse effect on our business and results of operations in that market.

     We Are Subject to Residual Value Risk and Consumer Credit Risk in Connection with Our Lease Portfolio; We Are Also Subject to Consumer Credit Risk in Connection with Our Installment Receivables Portfolio. Through AutoNation Financial Services, we provide installment loans to our customers and, until mid-1999, we provided our customers an opportunity to finance vehicles through leases with us. We are subject to residual value risk in connection with our lease portfolio, particularly in the event of a decline in the market value of our leased vehicles. We also are subject to consumer credit risk in connection with our lease portfolio and our portfolio of installment receivables. If an economic downturn occurs, we may face an increase in the rate of payment defaults by our customers, which may have a material adverse effect on our financial condition, results of operations and cash flows.


ITEM 2.  PROPERTIES

     During 2000, we entered into a sale-leaseback financing of our corporate headquarters facility resulting in proceeds of approximately $52.1 million. We also own or lease numerous facilities relating to our operations in 18 states. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots and offices. We believe that our facilities are sufficient for our needs and are in good repair.


     In connection with the closure during December 1999 of 23 company-owned AutoNation USA used vehicle megastores, during 2000 we sold a majority of the excess real property held for or operated in connection with the used vehicle megastore business. We intend to continue actively marketing the remaining excess used vehicle megastore properties.


ITEM 3.  LEGAL PROCEEDINGS

     In October 2000, the California Department of Motor Vehicles filed an administrative proceeding that, among other things, alleged that two finance and insurance managers who had been employed for approximately one year by El Monte Motors, Inc., a wholly-owned subsidiary of ours doing business as Gunderson Chevrolet in El Monte, California, had defrauded customers. The California DMV seeks to have Gunderson Chevrolet's license to do business in California either suspended or revoked. The case is scheduled for trial before an Administrative Law Judge beginning in April 2001. Three civil class actions and other related lawsuits have been filed against Gunderson Chevrolet based on the allegations underlying the California DMV case. Additionally, the Los Angeles District Attorney's Office has been conducting an investigation into the allegations underlying the California DMV case. The class of customers to which these actions relate may be significant. Accordingly, a settlement or an adverse resolution of these matters may result in the payment of significant costs and damages or the suspension or revocation of Gunderson Chevrolet's license. Further, a resolution of the California DMV case that results in Gunderson Chevrolet being closed, even temporarily, may subject us to termination of the dealership's franchise agreement with General Motors.


     In an action filed in state court in Palm Beach County, Florida in August 1999, Jamie R. Miranda and other plaintiffs accused one of our wholly-owned subsidiaries, AutoNation USA Corporation, of, among other things, violating the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of our used vehicle megastores. The claims relate to nine of our used vehicle megastore businesses located in Florida, eight of which have since closed and one of which is currently operating as a new vehicle dealership. Mr. Miranda has filed the complaint on behalf of all customers of our former Florida used vehicle megastores who signed retail installment contracts in connection with vehicle purchases but did not receive copies of the contracts signed by the megastores. On October 31,

2000, the court certified the class of customers on whose behalf the action would proceed. We have appealed this decision to Florida's 4th District Court of Appeals.


     Several of our Texas dealership subsidiaries have been named in three class actions brought against the Texas Automobile Dealer's Association and new vehicle dealerships in Texas that are members of the TADA. The first of these actions was filed in November 1997. The actions allege, among other things, that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. Two of the cases are currently pending in Texas state courts and the third is pending in the federal district court for the Eastern District of Texas. The allegations involve dozens of our dealerships.


     We intend to vigorously defend ourselves and assert available defenses with respect to each of the foregoing matters. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages and, in the case of the Gunderson Chevrolet matter, the suspension or revocation of our dealership license, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.


     In addition to the foregoing cases, we are also a party to numerous other legal proceedings that arose in the conduct of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS


Market Information, Holders and Dividends

     Since April 6, 1999, our common stock has traded on The New York Stock Exchange under the symbol "AN." From June 20, 1997 until April 5, 1999 our common stock traded on the NYSE under the symbol "RII." The following table sets forth, for the periods indicated, the high and low prices per share of the common stock as reported on the New York Stock Exchange Composite Transactions Tape.



2000                                    High          Low
----------------------------------   ----------   -----------
  First Quarter ..................    $  9.31      $   6.13
  Second Quarter .................      10.75          7.00
  Third Quarter ..................       7.31          5.63
  Fourth Quarter .................       7.19          4.63


1999                                     High          Low
----------------------------------   -----------   -----------
  First Quarter ..................    $  16.94      $  12.13
  Second Quarter .................       18.38         11.63
  Third Quarter ..................       17.88         11.50
  Fourth Quarter .................       12.69          7.50

     On March 26, 2001, the closing price of our common stock was $8.35 per share as reported by the NYSE. On March 26, 2001, there were approximately 3,700 holders of record of our common stock.


     We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We currently intend to retain our earnings for future growth and, therefore, we do not anticipate paying cash dividends in the foreseeable future.


     On June 30, 2000, we completed the tax-free spin-off to our stockholders of all of the capital stock of ANC Rental Corporation. The spin-off was completed by issuing to each AutoNation stockholder of record as of June 16, 2000 one share of ANC Rental common stock for each eight shares of AutoNation common stock held by such stockholder. The stock prices presented above reflect historical stock prices during fiscal 2000 and 1999 and have not been restated to reflect the impact on our common stock of the distribution of ANC Rental common stock to our stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following Selected Financial Data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.


                                                           As of and for the Years Ended December 31,
                                      -------------------------------------------------------------------------------------
                                            2000              1999              1998             1997             1996
                                      ---------------   ---------------   ---------------   --------------   --------------
                                                              (In millions, except per share data)
Revenue ...........................    $  20,609.6       $  20,111.8       $  12,664.6       $  6,122.8       $  2,933.7
Income (loss) from continuing
  operations ......................    $     328.1       $      (31.5)     $     225.8       $     13.4       $      (1.1)
Net income (loss) .................    $     329.9       $     282.9       $     499.5       $    439.7       $      (6.7)
Basic earnings (loss) per share:
  Continuing operations ...........    $        .91     $        (.07)     $        .50      $       .03      $        --
  Discontinued operations .........              --               .73               .60             1.06              .08
  Extraordinary charge ............              --                --                --               --             (.10)
                                       ------------     -------------      ------------      -----------      -----------
  Net income (loss) ...............    $        .91     $         .66      $       1.10      $      1.09     $       (.02)
                                       ============     =============      ============      ===========     ============
Diluted earnings (loss) per share:
  Continuing operations ...........    $        .91     $        (.07)     $        .48      $       .03     $         --
  Discontinued operations .........              --               .73               .58              .99              .08
  Extraordinary charge ............              --                --                --               --             (.10)
                                       ------------     -------------      ------------      -----------     ------------
  Net income (loss) ...............    $        .91     $         .66      $       1.06      $      1.02     $       (.02)
                                       ============     =============      ============      ===========     ============
Total assets ......................    $   8,830.0      $    9,583.1       $   8,412.2       $  4,852.1      $   2,229.1
Long-term debt, net ...............    $     850.4      $      836.1       $     520.9       $    261.1      $     269.3
Shareholders' equity ..............    $   3,842.5      $    4,601.2       $   5,424.2       $  3,484.3      $   1,419.9
Diluted weighted average common
  shares outstanding ..............          361.4             429.8             470.9            430.9            320.9

     See Notes 2, 6, 9, 10 and 11 of Notes to Consolidated Financial Statements for discussion of business acquisitions and divestitures, shareholders' equity, earnings (loss) per share, restructuring and impairment charges (recoveries), net and discontinued operations, respectively, and their effect on comparability of year-to-year data. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of our dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with the "Introduction," "Recent Developments," "Business Strategy," and "Risk Factors" sections of this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.


Consolidated Results of Operations

     AutoNation, Inc. is the largest automotive retailer in the United States. As of December 31, 2000, we owned and operated approximately 400 new vehicle franchises from dealership locations in major metropolitan markets in 18 states, predominantly in the Sunbelt. Our dealerships offer new and used vehicles for sale. We also offer financing for vehicle purchases, extended service contracts and other finance and insurance products, as well as other aftermarket products such as vehicle accessories, upgraded sound systems and theft deterrent systems. We also offer a wide range of vehicle maintenance and repair services and we operate collision repair centers in most of our key markets. The core brands of vehicles that we sell, representing almost 90% of the new vehicles that we sold in 2000, are Ford (Ford, Lincoln and Mercury), General Motors (Chevrolet, Pontiac, GMC and Buick), Chrysler (Chrysler, Jeep and Dodge), Toyota, Nissan and Honda. We also sell several luxury vehicle brands, including Mercedes-Benz, BMW, Lexus and Porsche. In total, we offer 35 different brands of vehicles.


     During 2000, we expanded our financial reporting by providing separate disclosure of floorplan interest expense, depreciation and amortization in the accompanying Consolidated Income Statements. Floorplan interest expense, which previously was presented as a component of cost of operations, is now classified as interest expense below operating income. In addition, within management's discussion and analysis, we have also expanded our disclosures to provide revenue and gross margin detail by line of business. Prior periods have been reclassified to conform with the current presentation.


     The following is a summary of our Consolidated Income Statements both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):



                                                          2000                        1999                        1998
                                                -------------------------   -------------------------   ------------------------
                                                   Gross        Diluted        Gross        Diluted        Gross        Diluted
                                                  Dollars      Per Share      Dollars      Per Share      Dollars      Per Share
                                                -----------   -----------   -----------   -----------   -----------   ----------
Income (loss) from continuing
  operations ................................    $  328.1       $  .91       $  (31.5)      $ (.07)      $  225.8      $  .48
                                                 --------       ------       --------       ------       --------      ------
Income (loss) from discontinued
  operations, net of income taxes:
  Automotive rental .........................        13.1          .03         ( 71.0)        (.17)         108.8         .23
  Solid waste services ......................          --           --           40.4          .10          153.3         .33
Gain (loss) on disposal of segments .........      ( 11.3)        (.03)         345.0          .80           11.6         .02
                                                 --------       ------       --------       ------       --------      ------
                                                      1.8           --          314.4          .73          273.7         .58
                                                 --------       ------       --------       ------       --------      ------
Net income ..................................    $  329.9       $  .91       $  282.9       $  .66       $  499.5      $ 1.06
                                                 ========       ======       ========       ======       ========      ======

     The following factors have impacted our financial condition and results of operations and may cause our reported financial data not to be indicative of our future financial condition and operating results:


   o Growth Through Acquisitions: From 1996 through 2000, we expanded our automotive retail operations through the acquisition of franchised automotive dealerships as discussed under the heading "Business Acquisitions and Divestitures."


   o Spin-Off of ANC Rental Corporation: In June 2000, we completed the tax-free spin-off of our former automotive rental businesses. These businesses have been accounted for as discontinued operations as further discussed under the heading "Discontinued Business Segments."


   o Sale of Republic Services, Inc.: In 1998, our former solid waste services business completed an initial public offering of 36.1% of its common stock. In 1999, we sold substantially all of our remaining interests in Republic Services to the public. See further discussion under the heading "Discontinued Business Segments."


   o Restructuring: In 1999, we restructured certain of our operations to exit our former used vehicle megastore business and to reduce our corporate workforce as further discussed under the heading "Restructuring Activities."


   o Share Repurchases: Since the inception of our Board-authorized share repurchase programs in 1998, we have repurchased 138.6 million shares of our common stock for an aggregate price of $1.57 billion through March 26, 2001. See further discussion under the heading "Financial Condition."


     Unless otherwise stated, the following discussions will focus on the results of continuing operations, which consists of our automotive retail business.


Same Store Operating Data:

     Our historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. Due to our expansion through acquisitions as well as the impact of divestitures, year over year comparisons of our reported operating results do not necessarily provide a meaningful representation of our internal performance. Accordingly, we have presented below our operating results for the years ended December 31, 2000 and 1999 on a same store basis to better reflect our internal performance.

     The following table sets forth: (1) the components of same store revenue, with component percentages of total revenue; (2) the components of same store gross margin, with gross margin percentages of applicable same store revenue;
(3) same store selling, general and administrative expenses; (4) same store performance; and (5) retail vehicle same store unit sales for the years ended December 31 ($ in millions):



                                          2000            %            1999            %
                                    ---------------   ---------   --------------   ---------
Revenue:
  New vehicle ...................    $   10,636.9         61.5     $  10,405.8         60.5
  Used vehicle ..................         3,167.1         18.3         3,260.2         19.0
  Fixed operations ..............         1,947.2         11.3         1,904.9         11.1
  Finance and insurance .........           362.8          2.1           344.1          2.0
  Other .........................         1,192.0          6.8         1,284.8          7.4
                                     ------------        -----     -----------        -----
                                     $   17,306.0        100.0     $  17,199.8        100.0
                                     ============        =====     ===========        =====
Gross margin:
  New vehicle ...................    $      894.1          8.4     $     875.0          8.4
  Used vehicle ..................           362.2         11.4           360.1         11.0
  Fixed operations ..............           830.2         42.6           799.0         41.9
  Finance and insurance .........           362.8        100.0           344.1        100.0
  Other .........................            76.4          6.4           113.6          8.8
                                     ------------                  -----------
                                          2,525.7         14.6         2,491.8         14.5
S,G&A Store .....................         1,663.4          9.6         1,691.4          9.8
                                     ------------                  -----------
Store performance ...............    $      862.3          5.0     $     800.4          4.7
                                     ============                  ===========
Retail vehicle unit sales:
  New ...........................         420,000                      428,000
  Used ..........................         212,000                      231,000
                                     ------------                  -----------
                                          632,000                      659,000
                                     ============                  ===========

     Same store revenue was $17.31 billion for the year ended December 31, 2000 compared to $17.20 billion for the year ended December 31, 1999, an increase of
 .6%. Same store gross margins were $2.53 billion for the year ended December 31, 2000 compared to $2.49 billion for the year ended December 31, 1999, an increase of 1.4%. Same store gross margin as a percentage of same store total revenue was 14.6% for the year ended December 31, 2000, versus 14.5% for the year ended December 31, 1999. The primary components of same store revenue and gross margin increases are described below.


     Our new vehicle same store revenue increased 2.2% to $10.64 billion during the year ended December 31, 2000 due to price increases of 4.1% offset by a decrease in volume of 1.9%. New vehicle same store gross margin increased 2.2% to $894.1 million during the year ended December 31, 2000. New vehicle same store gross margins for 2000 and 1999 were 8.4% of same store new vehicle revenue. In 2000, the automotive retail industry experienced strong new vehicle unit sales until the fourth quarter when new vehicle demand dramatically slowed. We expect lower new vehicle demand to continue in 2001, which will likely result in significantly lower new vehicle revenue and gross margin.


     The used vehicle market was softer in 2000 compared to 1999 due in part to strong manufacturer incentives for new vehicles, especially light trucks. Same store used vehicle revenue decreased 2.9% to $3.17 billion during the year ended December 31, 2000. The decrease is attributable to lower volume of 8.2% offset by 5.3% higher average prices. Despite the decline in revenue, used vehicle same store gross margin increased slightly to $362.2 million during the year ended December 31, 2000 due to an expansion in gross margin of 40 basis points to 11.4%.


     Fixed operations same store revenue increased 2.2% to $1.95 billion during the year ended December 31, 2000 driven primarily by volume. Same store fixed operations gross margin increased 3.9% to $830.2 million during the year ended December 31, 2000, as a result of higher revenue coupled with margin expansion of 70 basis points to 42.6%.


     Same store finance and insurance revenue and gross margin increased 5.4% to $362.8 million during the year ended December 31, 2000. The increase is primarily due to a higher percentage of our customers buying finance and insurance products.


     Same store selling, general and administrative expenses were $1.66 billion during the year ended December 31, 2000 versus $1.69 billion for the year ended December 31, 1999. Same store selling, general and administrative expenses as a percentage of same store total revenue were 9.6% for the year ended December 31, 2000 versus 9.8% for the year ended December 31, 1999. The decrease is primarily due to the impact of cost-cutting initiatives and overall leveraging of the store cost structure.


     Same store performance was $862.3 million for the year ended December 31, 2000 versus $800.4 million for the year ended December 31, 1999. Same store performance margins as a percentage of same store total revenue were 5.0% for the year ended December 31, 2000 versus 4.7% for the year ended December 31, 1999. The increases in same store performance margins in aggregate dollars and as percentages of same store revenue are primarily due to decreases in S,G&A, coupled with gross margin expansion in used vehicles and fixed operations.

Reported Operating Data:

     The following table sets forth the components of our operating results including revenue percentages of total revenue, the components of gross margin and retail vehicle unit sales on a reported basis for the years ended December 31 ($ in millions):



                                                 2000          %           1999          %          1998          %
                                           --------------- --------- --------------- --------- -------------- ---------
Revenue:
  New vehicle ............................  $   12,489.3       60.6   $   11,481.0       57.1   $   6,775.8       53.5
  Used vehicle ...........................       3,860.2       18.7        4,429.7       22.0       3,185.2       25.2
  Fixed operations .......................       2,334.9       11.3        2,222.0       11.1       1,383.2       10.9
  Finance and insurance ..................         431.8        2.1          423.4        2.1         288.6        2.3
  Other ..................................       1,493.4        7.3        1,555.7        7.7       1,031.8        8.1
                                            ------------      -----   ------------      -----   -----------      -----
                                            $   20,609.6      100.0   $   20,111.8      100.0   $  12,664.6      100.0
                                            ============      =====   ============      =====   ===========      =====
Gross margin:
  New vehicle ............................  $    1,056.0        8.5   $      962.3        8.4   $     588.6        8.7
  Used vehicle ...........................         438.6       11.4          449.6       10.1         379.4       11.9
  Fixed operations .......................         999.7       42.8          933.8       42.0         571.6       41.3
  Finance and insurance ..................         431.8      100.0          423.4      100.0         288.6      100.0
  Other ..................................         106.4        7.1          159.5       10.3         103.4       10.0
                                            ------------              ------------              -----------
                                                 3,032.5       14.7        2,928.6       14.6       1,931.6       15.3
S,G &A - Store ...........................       2,021.6        9.8        2,089.4       10.4       1,301.8       10.3
                                            ------------              ------------              -----------
Store performance ........................       1,010.9        4.9          839.2        4.2         629.8        5.0
S,G &A - Corporate .......................         125.2         .6          190.0        1.0          86.5         .7
S,G &A - Property carrying costs .........          30.9         .1             --        --             --        --
Depreciation .............................          54.7         .3           60.1         .3          40.3         .3
Amortization .............................          79.1         .4           62.9         .3          39.6         .3
Asset impairment charges (recoveries),
  net ....................................    (      3.8)       --           416.4        2.1            --        --
                                            ------------              ------------              -----------
Operating Income .........................  $      724.8        3.5   $      109.8         .5   $     463.4        3.7
                                            ============              ============              ===========
Retail vehicle unit sales:
  New ....................................       489,000                   469,000                  266,000
  Used ...................................       255,000                   315,000                  244,000
                                            ------------              ------------              -----------
                                                 744,000                   784,000                  510,000
                                            ============              ============              ===========

     Total revenue was $20.61 billion, $20.11 billion and $12.66 billion for the years ended December 31, 2000, 1999 and 1998, respectively. Gross margins were $3.03 billion, $2.93 billion and $1.93 billion for the years ended December 31, 2000, 1999 and 1998, respectively. The primary components of these changes are described below.


     New vehicle revenue was $12.49 billion, $11.48 billion and $6.78 billion for the years ended December 31, 2000, 1999 and 1998, respectively. New vehicle gross margins were $1.06 billion, $962.3 million and $588.6 million or, as percentages of new vehicle revenue, 8.5%, 8.4% and 8.7% for the years ended December 31, 2000, 1999 and 1998, respectively. Increases are attributable to acquisitions and higher pricing. New vehicle revenue was also impacted by an increase in same store unit sales in 1999 and a modest decrease in same store unit sales in 2000.


     Used vehicle revenue was $3.86 billion, $4.43 billion and $3.19 billion for the years ended December 31, 2000, 1999 and 1998, respectively. Used vehicle gross margins were $438.6 million, $449.6 million and $379.4 million or, as percentages of used vehicle revenue, 11.4%, 10.1% and 11.9% for the years ended December 31, 2000, 1999 and 1998, respectively. The decreases in 2000 used vehicle revenue and gross margin are the result of a decrease in units retailed from approximately 315,000 in 1999 to 255,000 in 2000 largely resulting from the closure of our used vehicle megastores. Used vehicle gross margin percentages in 2000 increased primarily as a result of improved management of used vehicle inventories.


     Fixed operations revenue was $2.33 billion, $2.22 billion and $1.38 billion for the years ended December 31, 2000, 1999 and 1998, respectively. Fixed operations gross margins were $999.7 million, $933.8 million and $571.6 million or, as percentages of fixed operations revenue, 42.8%, 42.0% and 41.3% for the years ended December 31, 2000, 1999 and 1998, respectively. Increases are attributable to acquisitions and higher pricing.


     Finance and insurance revenue and gross margins were $431.8 million, $423.4 million and $288.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increases are due to acquisitions and a higher percentage of our customers buying finance and insurance products.


     Store selling, general and administrative expenses were $2.02 billion, $2.09 billion and $1.30 billion or, as percentages of total revenue, 9.8%, 10.4% and 10.3% for the years ended December 31, 2000, 1999 and 1998, respectively. The 2000 decreases are primarily due to successful implementation of our cost-cutting initiatives. The increase as a percentage of revenue in 1999 over 1998 is primarily due to higher megastore fixed costs and costs incurred in connection with the megastore closures and other one-time costs.


     Store performance was $1.01 billion, $839.2 million and $629.8 million or, as percentages of total revenue, 4.9%, 4.2% or 5.0% for the years ended December 31, 2000, 1999 and 1998, respectively. The increases in aggregate dollars are primarily due to acquisitions coupled with margin expansion. The 2000 increase as a percentage of total revenue is primarily due to lower S,G&A expenses. The 1999 decrease as a percentage of revenue is due to lower gross margins and higher S,G&A expenses.


     Corporate S,G&A was $125.2 million, $190.0 million and $86.5 million or, as a percentage of total revenue, .6%, 1.0% and .7%, for the years ended December 31, 2000, 1999 and 1998, respectively. The 2000 decrease is primarily due to successful implementation of our 1999 cost-cutting initiatives as described in "Restructuring Activities" below. The 1999 increase is primarily due to increased headcount and spending for various corporate initiatives which have been curtailed or eliminated in conjunction with our 1999 restructuring activities further described below.


     Depreciation and amortization were $133.8 million, $123.0 million and $79.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation and amortization as percentages of revenue were .7%,
 .6% and .6% for the years ended December 31, 2000, 1999 and 1998, respectively.



     S,G&A - Property carrying costs represents costs associated with megastore and other properties held for sale. We incurred $30.9 million of property carrying costs during the year ended December 31, 2000. We expect these costs to be less than $10 million in 2001.


Discontinued Business Segments

     On June 30, 2000, we completed the spin-off of our former automotive rental businesses, which have been organized under ANC Rental Corporation, by distributing 100% of ANC Rental's common stock to AutoNation's stockholders as a tax-free dividend. As a result of the spin-off, AutoNation stockholders received one share of ANC Rental common stock for every eight shares of AutoNation common stock owned as of the June 16, 2000 record date. As discussed in Note 11, Discontinued Operations, of the Notes to Consolidated Financial Statements, ANC Rental has been accounted for as discontinued operations in the accompanying Consolidated Financial Statements and accordingly, the operating results of ANC Rental have been classified as discontinued operations in the accompanying Consolidated Financial Statements.


     In July 1998, our former solid waste subsidiary, Republic Services, Inc., completed an initial public offering of 36.1% of its common stock. In May 1999, we sold substantially all of our interest in Republic Services in a public offering. As discussed in Note 11, Discontinued Operations, of the Notes to Consolidated Financial Statements, our former solid waste services segment has been accounted for as discontinued operations and accordingly, the operating results of Republic Services have been classified as discontinued operations in the accompanying Consolidated Financial Statements.


     See Note 11, Discontinued Operations, of the Notes to Consolidated Financial Statements, for further discussion of these discontinued operations.


Business Acquisitions and Divestitures

     From 1996 through 1999, we aggressively expanded our automotive retail operations through the acquisition of franchised automotive dealerships. However, we did not complete in 2000 and do not expect to complete in 2001 acquisitions at the same pace as we have in the past. Future acquisitions will primarily target single dealerships or small dealership groups focused in key existing markets.


     During the year ended December 31, 2000, we acquired various automotive retail businesses. We paid approximately $190.9 million in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. During 2000, we also paid approximately $122.4 million in deferred purchase price for certain prior year automotive retail acquisitions. At December 31, 2000, we accrued approximately $24.5 million of deferred purchase price due to former owners of acquired businesses.


     As described below under the heading "Restructuring Activities", we have been divesting of certain non-core franchised automotive dealerships. During 2000, we received approximately $89.7 million of cash from the divestiture of certain dealerships. We have signed a definitive agreement to sell our Flemington dealer group. We expect to complete the sale in the second quarter of 2001. Following the sale of the Flemington group, we will have substantially completed our non-core dealership divestiture plan.


     In November 2000, we completed the divestiture of our outdoor media business for a purchase price of approximately $104.0 million. In connection with the sale, we entered into a prepaid $15.0 million advertising agreement and therefore, we received net proceeds of $89.0 million. A pre-tax gain of $53.5 million was recognized on the sale.


     During the year ended December 31, 1999, we acquired various automotive retail businesses. We paid approximately $879.1 million in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. During 1999, we also paid approximately $34.9 million in deferred purchase price for certain prior year automotive retail acquisitions. During 1999, we received approximately $131.3 million of cash from the divestiture of various automotive dealerships.

     During the year ended December 31, 1998, we acquired various businesses in the automotive retail, automotive rental, and solid waste services industries. With respect to continuing operations, we issued approximately 21.9 million shares of our common stock, par value $.01 per share, valued at $473.2 million and paid approximately $804.3 million in cash for acquisitions accounted for under the purchase method of accounting. With respect to discontinued operations, we issued approximately 3.4 million shares of common stock valued at $68.0 million and paid approximately $494.4 million in cash and certain properties for acquisitions accounted for under the purchase method of accounting. During 1998, we received approximately $55.1 million of cash from the divestiture of various automotive dealerships.


     See Note 2, Business Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements, for further discussion of business combinations.


Restructuring Activities

     During the fourth quarter of 1999, we approved a plan to restructure certain of our operations. The restructuring plan was comprised of the following major components: (1) exiting the used vehicle megastore business; and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999 of which $416.4 million appears as Asset Impairment Charges (Recoveries), Net in our 1999 Consolidated Income Statement. These pre-tax charges include $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consists of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments. Of the $443.7 million restructuring reserve recorded, $10.8 million of severance was paid in 1999 and $53.7 million of asset impairments and write-offs were recorded during the fourth quarter of 1999.


     We intend to complete the sale of our Flemington dealer group during the second quarter of 2001 as described under the heading, "Business Acquisitions and Divestitures," resulting in the substantial completion of our non-core dealership divestiture plan. We continue to dispose of our closed megastores and other properties through sales to third parties. Although we are aggressively marketing these closed properties, the ultimate disposition will not be substantially completed until late 2001. Revenue for the operations disposed or to be disposed was $923.5 million, $2.12 billion and $1.70 billion during 2000, 1999 and 1998, respectively. Operating income for the operations disposed or to be disposed was $21.8 million, $15.5 million and $12.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following summarizes activity in the restructuring and impairment reserves for the year ended December 31, 2000:



                                                                                Deductions
                                    Balance          Amounts Charged    --------------------------       Balance
Reserve                        December 31, 1999   (Credited) to Income      Cash       Non-cash    December 31, 2000
----------------------------- ------------------- --------------------- ------------- ------------ ------------------
Asset reserves:
  Asset impairment ..........     $   263.3(1)         $   (15.0)         $      --   $    (86.9)      $   161.4
  Inventory .................          15.0                   --                 --        (15.0)             --
Accrued liabilities:
  Property lease residual
   value guarantees .........         103.3                (14.8)             (88.5)          --              --
  Severance and other exit
   costs ....................          17.3                  9.4              (22.7)        (2.8)            1.2
Finance lease residual
  value write-down ..........            --                 16.6                 --        (16.6)             --
                                  -----------          ---------          ---------   ----------       ---------
                                  $   398.9            $    (3.8)        $   (111.2)  $   (121.3)      $   162.6
                                  ===========          =========         ==========   ==========       =========

----------
(1) Includes $19.7 million of reserves that had been established on these properties prior to the 1999 restructuring and impairment charges recorded.


     The following summarizes the components of the $3.8 million amount credited to income during the year ended December 31, 2000:



                                Properties Placed Back      Net Gain on         Additional
                               into Service or Retained   Sold Properties   Impairment Charges    Other       Total
                              -------------------------- ----------------- -------------------- --------- ------------
Asset reserves:
  Asset impairment ..........         $   (23.2)             $   (3.4)           $  11.6          $  --    $   (15.0)
Accrued liabilities:
  Property lease residual
   value guarantees .........             (13.0)                 (1.8)                --             --        (14.8)
  Severance and other
   exit costs ...............                --                    --                 --            9.4          9.4
Finance lease residual
  value write-down ..........                --                    --                 --           16.6         16.6
                                      ---------              --------            -------          -----    ---------
                                      $   (36.2)             $   (5.2)           $  11.6         $ 26.0    $    (3.8)
                                      =========              ========            =======         ======    =========

     During 2000, certain events occurred which caused us to re-evaluate our plans with respect to various retail properties. As a result, certain megastore properties were placed back in service and we decided to retain certain dealerships that had been held for sale. Accordingly, based on our re-evaluation of the fair value of the properties, we determined that the asset impairment and lease residual value reserves for these properties were no longer necessary and we were required to reverse the related estimated reserves totaling $36.2 million back into income. An additional impairment charge of $11.6 million was recognized primarily related to a decision in 2000 to close one additional megastore property as part of the overall restructuring plan. During 2000, we also recognized an impairment charge totaling $16.6 million associated with the deterioration in residual values of finance lease receivables. We discontinued writing finance leases in mid-1999 and the majority of the leases terminate in late 2001.

Non-Operating Income (Expense)


     Floorplan Interest Expense


     Floorplan interest expense was $199.8 million, $125.2 million, and $107.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increases are due to higher floorplan debt associated with higher inventory levels and higher interest rates. In 2001, we expect to take numerous steps to reduce inventory levels and related floorplan interest expense.


     Other Interest Expense


     Other interest expense was incurred primarily on borrowings under our revolving credit facilities. Other interest expense was $47.7 million, $34.9 million, and $14.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increases are due to higher average borrowings along with higher interest rates.


     Interest Income


     Interest income was $14.3 million, $20.6 million and $8.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 is primarily due to lower cash and investment balances on hand. The increase in 1999 was the result of interest earned on funds temporarily invested from the proceeds of the sale of substantially all of our interest in Republic Services.


     Other Income, Net


     Other income, net, for the year ended December 31, 2000, was $33.4 million and primarily included gains of approximately $24.0 million on the sale of approximately 3.1 million shares of common stock of our former solid waste subsidiary, Republic Services, and a gain of approximately $53.5 million on the sale of our former outdoor media business, offset by a $30.0 million valuation write-down related to an equity-method investment in a privately-held auto salvage and parts recycling business.


     Income Taxes


     The provision for income taxes from continuing operations was $196.9 million, $4.0 million and $126.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The effective income tax rate was 37.5% and 36.0% for the years ended December 31, 2000 and 1998. Although we reported a pre-tax loss from continuing operations in 1999, an income tax provision of $4.0 million was recorded due to the effect of certain non-deductible expenses primarily associated with the restructuring and impairment charges. We anticipate that our effective income tax rate will increase to between 38% and 39% in 2001.


Financial Condition

     At December 31, 2000, we had $82.2 million in cash and cash equivalents. As of December 31, 2000, we had two unsecured revolving credit facilities in place in the aggregate of $1.5 billion under which $615.0 million was outstanding. The unsecured revolving credit facilities may be used for general corporate purposes. One facility provides $1.0 billion of financing under a multi-year structure and matures April 2002. The other, a $500.0 million 364-day facility was amended prior to its scheduled maturity in March 2001 to provide $250.0 million of capacity until the earlier of September 30, 2001 or the early renewal of the multi-year facility. We also have been negotiating with several of the vehicle manufacturers' captive finance subsidiaries to provide mortgage-backed credit facilities for specific dealership properties.


     We finance our vehicle inventory through secured financings, primarily floorplan facilities, with vehicle manufacturers' captive finance subsidiaries as well as independent financial institutions and, until recently, a bank-sponsored commercial paper conduit facility that matured January 19, 2001, and was not renewed. As of December 31, 2001, committed capacity of the facilities was approximately $3.5 billion.


     We are the lessee under a lease facility that was established to acquire and develop our former megastores properties. As originally structured, the facility had been accounted for as an operating lease and included residual value guarantees. In 1999, certain properties under the facility were reflected as capital leases. In connection with our 1999 restructuring activities previously described, as of December 31, 1999, we accrued an estimate of the liability under the residual value guarantee totaling approximately $103.3 million. In September 2000, we funded the remaining lease residual value guarantee obligation to the lessor, reduced the facility size from $500.0 million to $210.0 million and amended the terms of the facility through the notification of our intention to exercise the option to purchase the leased properties at the end of the term. As a result of the amendment, all of the leases have now been accounted for as capital leases, with the property and related debt included in the accompanying 2000 Consolidated Balance Sheet. At December 31, 2000, $175.8 million was outstanding under this facility and is included in Long-Term Debt in the accompanying Consolidated Balance Sheet. Of the $175.8 million outstanding, $115.2 million is associated with operating properties and $60.6 million is attributable to properties held for sale. The facility matures April 2002.


     We securitize installment loan receivables through a $1.0 billion commercial paper warehouse facility with certain financial institutions. In September 2000, we decreased the capacity of the commercial paper warehouse facility from $1.7 billion to $1.0 billion. During the year ended December 31, 2000, we securitized approximately $580.1 million of loan receivables under this program, net of retained interests. At December 31, 2000, we have approximately $576.3 million outstanding under this program, net of retained interests. We have entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. Proceeds from securitizations are primarily used to repay borrowings under our revolving credit facilities.


     We also securitize installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. Through December 31, 2000, $1.48 billion, net of retained interests, has been issued and approximately $521.5 million remains to be issued under this program. Proceeds from these notes are used to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by us. We provide credit enhancement related to these notes in the form of over collateralization, a reserve fund and a third party surety bond. We retain responsibility for servicing the loans for which we are paid a servicing fee. During 2000, approximately $691.7 million in additional asset-backed notes were issued, net of retained interests, and at December 31, 2000, $1.0 billion was outstanding under this program. We intend to provide for additional capacity through an additional or subsequent shelf registration.


     Installment loans sold under these programs are nonrecourse beyond our retained interests. See Note 13, Asset Securitizations, of the Notes to Consolidated Financial Statements for further discussion. We expect to continue to securitize installment loan receivables under these facilities and/or other programs.

     During the year ended December 31, 2000, we repurchased 27.6 million shares of our common stock, par value $.01 per share, under our Board authorized share repurchase program for an aggregate purchase price of $188.9 million. We repurchased 91.0 million shares of common stock during 1999 for an aggregate purchase price of $1.16 billion. We repurchased 9.1 million shares of common stock during 1998 for an aggregate purchase price of $136.0 million. Through December 31, 2000, an aggregate of 127.7 million shares of common stock had been repurchased under our share repurchase programs, authorized by our Board of Directors in 1998 and 1999, for an aggregate purchase price of $1.48 billion. As of March 26, 2001, we repurchased an additional 10.9 million shares of common stock for an aggregate purchase price of $87.8 million, leaving approximately $179.2 million available for share repurchases under the latest authorized program. We expect to continue repurchasing shares under this program. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We will evaluate share repurchases in 2001 based upon financial and other investment considerations.


     In connection with the ANC Rental spin-off, we made certain capital contributions to ANC Rental prior to the spin-off. These contributions include cash of approximately $200.0 million and the net assets of an insurance subsidiary. We also entered into various agreements with ANC Rental that set forth the terms of the distribution and other agreements governing our relationship with ANC Rental after the spin-off. As a result of the spin-off, our equity as of December 31, 2000, was reduced by the net assets of ANC Rental totaling $894.4 million. The equity adjustment resulting from the spin-off is subject to further adjustment resulting from changes in estimated shared assets and liabilities of AutoNation and ANC Rental and certain other matters. However, such adjustments, if any, are not expected to be significant.


     In connection with the spin-off, we agreed to continue to provide ANC Rental with guarantees and other credit enhancements with respect to certain indebtedness and certain property and vehicle lease obligations. We receive fees for providing these guarantees commensurate with market rates. To the extent that ANC Rental is not able to meet its obligations, we would be likely to be called on to perform under guarantees and credit enhancements provided by us, which could have a material adverse effect on our business, consolidated results of operations, financial condition and/or cash flows.


     We have taken steps during 2000 to further strengthen our balance sheet, including selling non-core assets and redeploying proceeds into our core business. During 2000 we entered into a sale-leaseback financing of our corporate headquarters facility resulting in proceeds of approximately $52.1 million. Additionally, during 2000 we sold an office building which is occupied by ANC Rental, resulting in proceeds of approximately $18.7 million. As previously described, in November 2000 we completed the sale of our outdoor media business and expect to complete the sale of our Flemington dealer group in the second quarter of 2001.


     At December 31, 2000 and 1999, we had $877.2 million and $804.8 million, respectively, of net deferred tax liabilities. We provide for deferred income taxes in our Consolidated Balance Sheets to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Over the past four years we have engaged in certain transactions that are of a type that the Internal Revenue Service has recently indicated it intends to challenge. We believe that our tax returns appropriately reflect such transactions. At the present time, it is impossible to predict the outcome of any challenge if the IRS determines to challenge the tax reporting of such transactions.

     We believe that we have sufficient operating cash flow and other financial resources necessary to meet our anticipated capital requirements and obligations as they come due.


Cash Flows

     Cash and cash equivalents increased (decreased) by $(153.8) million, $(490.0) million and $598.3 million during the years ended December 31, 2000, 1999 and 1998, respectively. The major components of these changes are discussed below.


 Cash Flows from Operating Activities


     Cash provided by operating activities was $281.5 million, $47.2 million and $217.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.


     Cash flows from operating activities include purchases of vehicle inventory, which are separately financed through secured vehicle financings. Accordingly, we measure our operating cash flow including net proceeds under these secured vehicle financings which totaled $159.4 million, $429.7 million and $65.1 million during the years ended December 31, 2000, 1999 and 1998, respectively. Including net proceeds under these secured vehicle financings, we generated operating cash flow of $440.9 million, $476.9 million and $282.9 million during the years ended 2000, 1999 and 1998, respectively.


 Cash Flows from Investing Activities


     Cash flows from investing activities consist primarily of cash provided by (used in) business acquisitions and divestitures, capital additions, property dispositions, net activity of installment loan receivables and other transactions as further described below.


     Cash used in business acquisitions was $313.3 million, $914.0 million and $804.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in cash used in business acquisitions was primarily due to our shift in 2000 to acquire single dealerships or small dealership groups focused in key existing markets. Cash used in business acquisitions during 2000 includes $122.4 million in deferred purchase price for certain prior year automotive retail acquisitions. See "Business Acquisitions and Divestitures" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements for a further discussion of business combinations.


     Capital expenditures were $148.2 million, $242.3 million and $256.7 million during the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in capital expenditures in 2000 is due to the megastore closures and fewer acquisitions.


     Proceeds from the sale of property and equipment and assets held for sale were $129.9 million, $88.4 million and $12.3 million during the years ended December 31, 2000, 1999, and 1998, respectively. The increase is primarily due to the sales of megastore and other properties held for sale and the sale of the building occupied by ANC Rental. Cash received from business divestitures was $178.7 million, $131.3 million, and $55.1 million for the years ended December 31, 2000, 1999, and 1998, respectively.


     In July 1998, our former solid waste subsidiary, Republic Services, completed an initial public offering resulting in proceeds of approximately $1.43 billion. In May 1999, we sold substantially all of our interest in Republic Services in a public offering resulting in proceeds of approximately $1.78 billion. Proceeds from the offerings were used to repay non-vehicle debt, finance acquisitions, acquire shares under our share repurchase programs and invest in our business. During 2000, we sold substantially all of our remaining common stock of Republic Services, resulting in proceeds of approximately $48.2 million.


     Funding of installment loan receivables, net of collections, totaled $562.3 million, $1,578.6 million and $965.5 million in 2000, 1999 and 1998, respectively. Related proceeds from securitization of installment loan contracts were $720.3 million, $1,599.4 million and $706.4 million in 2000, 1999 and 1998, respectively. We continue to evaluate the appropriate levels of installment loan fundings.


     We intend to finance capital expenditures, business acquisitions, and funding of installment loan receivables through cash flow from operations, our revolving credit facilities, asset-backed securitized facilities and other financings.


 Cash Flows from Financing Activities


     Cash flows from financing activities include revolving credit and vehicle inventory financings, repayments of acquired debt, treasury stock purchases and other transactions as further described below.


     We have repurchased approximately 27.6 million, 91.0 million, and 9.1 million shares of our common stock during the years ended December 31, 2000, 1999, and 1998, respectively, for an aggregate price of approximately $188.9 million, $1.16 billion, $136.0 million, respectively, under our Board approved share repurchase programs.


     During the year ended December 31, 2000, we repaid approximately $197.0 of debt obligations primarily related to amounts financed under a $210.0 million lease facility (amended September 2000 from the original capacity of $500.0 million). See Note 3, Notes Payable and Long-Term Debt, of the Notes to Consolidated Financial Statements for further discussion.


     During 2000, we entered into a sale-leaseback transaction involving our corporate headquarter facility which resulted in net proceeds of approximately $52.1 million.


     We will continue to evaluate the best use of our operating cash flow between capital expenditures, share repurchases and acquisitions.


 Cash Flows from Discontinued Operations


     Cash (used in) provided by discontinued operations was as follows during the years ended December 31:



                                      2000            1999            1998
                                 -------------   -------------   -------------
Automotive rental ............    $   (227.0)     $   (160.3)     $   (129.2)
Solid waste services .........            --          (546.0)          580.6
                                  ----------      ----------      ----------
                                  $   (227.0)     $   (706.3)     $    451.4
                                  ==========      ==========      ==========

     Cash used in our former automotive rental business during 2000 consists primarily of cash used to replace maturing letters of credit which provide credit enhancement for ANC Rental's vehicle financing.

Quantitative and Qualitative Disclosures About Market Risk

     The tables below provide information about our market sensitive financial instruments and constitute "forward-looking statements." All items described are non-trading.


     Our primary market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. These derivatives consist of interest rate swaps, caps and floors which are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At December 31, 2000, we did not have any outstanding interest rate swaps.


     We have entered into a series of interest rate caps and floors contractually maturing through 2006 to manage the impact of interest rate changes on securitized installment loan receivables. Expected maturity dates for interest rate caps and floors in the tables below are based upon the estimated repayment of the underlying receivables after considering estimated prepayments and credit losses. Average rates on interest rate caps and floors are based upon contractual rates. At times, we use variable to fixed interest rate swaps to manage the impact of interest rate changes on our variable rate revolving credit and vehicle inventory financing facilities. Expected maturity dates for variable rate debt and interest rate swaps in the tables below are based upon contractual maturity dates. Average pay rates under interest rate swaps are based upon contractual fixed rates. Average interest rates on variable rate debt and average variable receive rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date.


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



                                                                    Expected Maturity Date
                                  -------------------------------------------------------------------------------------------
December 31, 2000                      2001          2002         2003         2004        2005     Thereafter      Total
--------------------------------- -------------- ------------ ------------ ------------ ---------- ------------ -------------
                                                                (Liability/(asset) in millions)
CONTINUING OPERATIONS:
Variable rate debt ..............  $   2,416.7    $   790.8    $      --    $      --    $    --     $    --      $ 3,207.5
 Average interest rates .........         6.77%        6.67%          --           --         --          --
Interest rate caps(1) ...........  $     125.5    $   127.0    $   130.9    $   119.6    $  63.2     $  10.1      $   576.3
 Average rate ...................         6.62%        6.62%        6.62%        6.62%      6.62%       6.62%
Interest rate floors(1) .........  $     125.5    $   127.0    $   130.9    $   119.6    $  63.2     $  10.1      $   576.3
 Average rate ...................         6.62%        6.62%        6.62%        6.62%      6.62%       6.62%



                                    Fair Value
                                   December 31,
December 31, 2000                      2000
--------------------------------- -------------
                                  (Liability/(a
                                    asset) in
                                    millions)
CONTINUING OPERATIONS:
Variable rate debt ..............  $  3,207.5
 Average interest rates .........
Interest rate caps(1) ........... $      (2.6)
 Average rate ...................
Interest rate floors(1) ......... $      14.3
 Average rate ...................

                                                                     Expected Maturity Date
                                   ------------------------------------------------------------------------------------------
December 31, 1999                       2000         2001        2002         2003         2004     Thereafter      Total
---------------------------------- ------------- ----------- ------------ ------------ ----------- ------------ -------------
                                                                (Liability/(asset) in millions)
CONTINUING OPERATIONS:
Variable rate debt ...............  $  2,240.9    $    2.3    $   821.5    $       --   $      --   $       --    $ 3,064.7
  Average interest rates .........        7.12%       7.58%        7.86%           --          --           --
Interest rate swaps ..............  $    150.0           --           --           --          --           --    $   150.0
  Average pay rate ...............        5.96%          --           --           --          --           --
  Average receive rate ...........        5.82%          --           --           --          --           --
Interest rate caps(1) ............  $    197.1    $   220.6   $    229.9   $    202.4   $   145.4   $     21.9    $ 1,017.3
  Average rate ...................        6.15%        6.15%        6.15%        6.15%       6.15%        6.15%
Interest rate floors(1) ..........  $    197.1    $   220.6   $    229.9   $    202.4   $   145.4   $     21.9    $ 1,017.3
  Average rate ...................        6.10%        6.10%        6.10%        6.10%       6.10%        6.10%
DISCONTINUED
  OPERATIONS:
Variable rate debt ...............  $  1,600.8    $     3.2   $     35.0   $    550.0   $      --   $    700.0    $ 2,889.0
  Average interest rates .........        6.00%        6.50%        5.56%        6.72%         --         6.71%
Interest rate swaps ..............  $    300.0    $   100.0           --   $    200.0          --           --    $   600.0
  Average pay rate ...............        5.96%        5.63%          --         5.59%         --           --
  Average receive rate ...........        6.67%        7.32%          --         7.50%         --           --
Interest rate caps ...............           --          --           --   $    550.0          --   $    700.0    $ 1,250.0
  Average rate ...................           --          --           --         5.73%         --         6.26%
Interest rate floors .............           --          --           --   $    550.0          --   $    700.0    $ 1,250.0
  Average rate ...................           --          --           --         5.73%         --         6.26%



                                     Fair Value
                                    December 31,
December 31, 1999                       1999
---------------------------------- -------------
                                   (Liability/(a
                                     asset) in
                                     millions)
CONTINUING OPERATIONS:
Variable rate debt ...............   $ 3,064.7
  Average interest rates .........
Interest rate swaps ..............  $      (.1)
  Average pay rate ...............
  Average receive rate ...........
Interest rate caps(1) ............  $    (18.5)
  Average rate ...................
Interest rate floors(1) ..........  $      7.7
  Average rate ...................
DISCONTINUED
  OPERATIONS:
Variable rate debt ...............  $  2,889.0
  Average interest rates .........
Interest rate swaps ..............  $     (6.8)
  Average pay rate ...............
  Average receive rate ...........
Interest rate caps ...............  $    (66.4)
  Average rate ...................
Interest rate floors .............  $     15.2
  Average rate ...................

----------
(1) In our continuing operations, interest rate caps and floors are used to hedge installment loan finance receivables securitized under an off-balance sheet commercial paper warehouse facility. Amounts outstanding under this commercial paper facility were $576.3 million and $1.01 billion at December 31, 2000 and 1999, respectively.



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


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid instruments. We have adopted SFAS 133 as of January 1, 2001. By requiring the use of fair value accounting, adoption of SFAS 133 could cause increased volatility in earnings in future periods. We continue to enter into derivative contracts, which we believe will help minimize this volatility. In addition, we are evaluating other instruments that would effectively hedge our floating rate debt which we believe will qualify for hedge accounting. See further discussion in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.


     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 disclosure requirements are effective for fiscal years ending after December 15, 2000, and have been included in Note 13, Asset Securitizations, of the Notes to Consolidated Financial Statements. Accounting for transfers and servicing of financial assets and extinguishment of liabilities under SFAS 140 is effective for transactions occurring after March 31, 2001. Although additional interpretive guidance is expected from the FASB, we do not expect the adoption of SFAS 140, as currently interpreted, will have a material impact on our Consolidated Financial Statements. See further discussion in Note 13, Asset Securitizations, of the Notes to Consolidated Financial Statements.


     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our revenue recognition policy is in accordance with the provisions of SAB 101. Adoption of the provisions of SAB 101 did not have a material impact on our consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2000.


     In 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 specifies, among other things, how a transferor that retains an interest in a securitization transaction should account for interest income and impairment. EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. We plan to adopt EITF 99-20 on April 1, 2001. We do not expect adoption of EITF 99-20 to have a material impact on our consolidated financial position, results of operations or cash flows.


     In September 2000, the FASB issued an Exposure Draft entitled "Business Combinations and Intangible Assets" which was revised in February 2001. The Exposure Draft, if adopted, would prohibit the pooling method of accounting for business combination transactions and would require that intangible assets in excess of the fair value of net assets, goodwill, not be amortized. Goodwill would be reduced only if found to be impaired or if associated with assets to be sold or otherwise disposed. The FASB is expected to issue a final statement in 2001. During 2000, we recorded amortization expense of approximately $73.7 million relating to goodwill. This statement, if issued as proposed, would preclude future amortization of existing and any future goodwill on a prospective basis from the date of issuance.


Forward-Looking Statements

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-K or the Annual Report mailed to our stockholders with this Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following: the automotive retail industry is cyclical and is highly sensitive to changing economic conditions; we are in the midst of an industry and general economic slowdown that could materially adversely impact our business; we are substantially dependent on vehicle manufacturers; we are subject to operating restrictions imposed by vehicle manufacturers; we are subject to extensive governmental regulation; we are subject to numerous legal and administrative proceedings; we may be required to perform under certain credit enhancements and guarantees with respect to ANC Rental Corporation; we face significant competition in the automotive retail industry; we need substantial capital; we may not be able to successfully execute our strategy; we may have difficulty expanding through acquisitions of franchised automotive dealerships in our key markets; the loss of key personnel could affect our operations; we are subject to residual value risk and consumer credit risk in connection with our lease portfolio; and we are also subject to consumer credit risk in connection with our installment receivables portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
                                                                                            -----
Report of Independent Certified Public Accountants ......................................    38
Consolidated Balance Sheets as of December 31, 2000 and 1999 ............................    39
Consolidated Income Statements for each of the Three Years Ended December 31, 2000 ......    40
Consolidated Statements of Shareholders' Equity for each of the Three Years Ended
  December 31, 2000 .....................................................................    41
Consolidated Statements of Cash Flows for each of the Three Years Ended December 31,
  2000 ..................................................................................    42
Notes to Consolidated Financial Statements ..............................................    43
Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each
  of the Three Years Ended December 31, 2000 ............................................    74

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of AutoNation, Inc.:


     We have audited the accompanying consolidated balance sheets of AutoNation, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


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



ARTHUR ANDERSEN LLP



Fort Lauderdale, Florida,
March 26, 2001.

                               AUTONATION, INC.


                          CONSOLIDATED BALANCE SHEETS
                              As of December 31,
                       (In millions, except share data)

                                                                                2000            1999
                                                                            ------------   -------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................................    $     82.2     $    218.6
  Receivables, net ......................................................       1,108.8        1,179.5
  Inventory .............................................................       2,769.2        2,706.8
  Other current assets ..................................................         216.0          165.6
                                                                             ----------     ----------
   Total Current Assets .................................................       4,176.2        4,270.5
INVESTMENTS .............................................................          38.8          175.8
PROPERTY AND EQUIPMENT, NET .............................................       1,538.1        1,360.4
INTANGIBLE ASSETS, NET ..................................................       2,920.2        2,831.0
OTHER ASSETS ............................................................         156.7          218.8
NET ASSETS OF DISCONTINUED OPERATIONS ...................................            --          726.6
                                                                             ----------     ----------
                                                                             $  8,830.0     $  9,583.1
                                                                             ==========     ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ......................................................    $    143.2     $    163.1
  Accrued liabilities ...................................................         453.0          622.9
  Notes payable and current maturities of long-term debt ................       2,423.5        2,218.3
  Other current liabilities .............................................         121.6          129.9
                                                                             ----------     ----------
   Total Current Liabilities ............................................       3,141.3        3,134.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES ...............................         850.4          836.1
DEFERRED INCOME TAXES ...................................................         877.2          804.8
OTHER LIABILITIES .......................................................         118.6          206.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
   none issued ..........................................................            --             --
  Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 475,559,195 and 474,965,676 shares issued and outstanding
   including shares held in treasury, respectively ......................           4.8            4.7
  Additional paid-in capital ............................................       4,664.7        4,661.5
  Retained earnings .....................................................         649.3        1,213.8
  Accumulated other comprehensive income ................................           1.0            6.6
  Treasury stock, at cost; 127,473,709 and 99,602,444 shares held,
   respectively .........................................................      (1,477.3)      (1,285.4)
                                                                             ----------     ----------
   Total Shareholders' Equity ...........................................       3,842.5        4,601.2
                                                                             ----------     ----------
                                                                             $  8,830.0     $  9,583.1
                                                                             ==========     ==========

       The accompanying notes are an integral part of these statements.

                               AUTONATION, INC.


                        CONSOLIDATED INCOME STATEMENTS
                       For the Years Ended December 31,
                     (In millions, except per share data)



                                                                      2000              1999              1998
                                                                ---------------   ---------------   ---------------
REVENUE .....................................................    $  20,609.6       $  20,111.8       $  12,664.6
COST OF OPERATIONS ..........................................       17,577.1          17,183.2          10,733.0
                                                                 -----------       -----------       -----------
GROSS MARGIN ................................................        3,032.5           2,928.6           1,931.6
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ..................................................        2,177.7           2,279.4           1,388.3
DEPRECIATION ................................................           54.7              60.1              40.3
AMORTIZATION ................................................           79.1              62.9              39.6
ASSET IMPAIRMENT CHARGES (RECOVERIES), NET ..................           (3.8)            416.4                --
                                                                 ------------      -----------       ------------
OPERATING INCOME ............................................          724.8             109.8             463.4
FLOORPLAN INTEREST EXPENSE ..................................         (199.8)           (125.2)           (107.0)
OTHER INTEREST EXPENSE ......................................          (47.7)            (34.9)            (14.0)
INTEREST INCOME .............................................           14.3              20.6               8.7
OTHER INCOME, NET ...........................................           33.4               2.2               1.5
                                                                 ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .......................................          525.0             (27.5)            352.6
PROVISION FOR INCOME TAXES ..................................          196.9               4.0             126.8
                                                                 ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS ....................          328.1             (31.5)            225.8
                                                                 ------------      ------------      ------------
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations, net of income
   taxes ....................................................           13.1             (30.6)            262.1
  Gain (loss) on disposal of segments, net of income taxes of
   $(1.4), $516.9 and $8.4, respectively ....................          (11.3)            345.0              11.6
                                                                 ------------      ------------      ------------
                                                                         1.8             314.4             273.7
                                                                 ------------      ------------      ------------
NET INCOME ..................................................    $     329.9       $     282.9       $     499.5
                                                                 ============      ============      ============
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations .....................................    $      0.91       $      (.07)      $        .50
  Discontinued operations ...................................             --               .73                .60
                                                                 ------------     -------------      ------------
  Net income ................................................    $      0.91       $       .66       $       1.10
                                                                 ============     =============      ============
  Weighted average common shares outstanding ................          361.3             429.8              455.1
                                                                 ============     =============      ============
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations .....................................    $      0.91       $      (.07)      $        .48
  Discontinued operations ...................................             --               .73                .58
                                                                 ------------     -------------      ------------
  Net income ................................................    $      0.91       $       .66       $       1.06
                                                                 ============     =============      ============
  Weighted average common shares outstanding ................          361.4             429.8              470.9
                                                                 ============     =============      ============

       The accompanying notes are an integral part of these statements.

                               AUTONATION, INC.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In millions)


                                                                                       Accumulated
                                                            Additional                    Other
                                                   Common     Paid-in     Retained    Comprehensive     Treasury    Comprehensive
                                                    Stock     Capital     Earnings    Income (Loss)      Stock      Income (Loss)
                                                  -------- ------------ ------------ --------------- ------------- --------------
BALANCE AT DECEMBER 31, 1997 ....................  $  4.3   $  3,051.5   $   431.4       $ (2.9)      $       --
 Comprehensive income (loss):
 Net income .....................................      --           --       499.5           --               --      $  499.5
                                                                                                                      --------
 Other comprehensive income (loss):
   Foreign currency translation adjustments .....      --           --          --           --               --          (1.6)
   Adjustments to marketable securities and
    interest-only strip receivables .............      --           --          --           --               --            .2
                                                                                                                      --------
   Other comprehensive loss .....................      --           --          --         (1.4)              --          (1.4)
                                                                                                                      --------
   Comprehensive income .........................      --           --          --           --               --      $  498.1
                                                                                                                      ========
 Stock issued in acquisitions ...................      .3        540.9          --           --               --
 Sale of common stock of Republic Services ......      --        998.5          --           --               --
 Purchases of treasury stock ....................      --           --          --           --           (136.0)
 Exercise of stock options and warrants,
   including income tax benefit of
   $4.8 million .................................      .1         38.0          --           --               --
                                                   ------   ----------   ---------       ------       ----------
BALANCE AT DECEMBER 31, 1998 ....................     4.7      4,628.9       930.9         (4.3)          (136.0)
                                                   ------   ----------   ---------       ------       ----------
 Comprehensive income (loss):
 Net income .....................................      --           --       282.9           --               --      $  282.9
                                                                                                                      --------
 Other comprehensive income (loss):
   Foreign currency translation adjustments .....      --           --          --           --               --          (1.9)
   Adjustments to marketable securities and
    interest-only strip receivables .............      --           --          --           --               --          12.8
                                                                                                                      --------
   Other comprehensive income ...................      --           --          --         10.9               --          10.9
                                                                                                                      --------
    Comprehensive income ........................      --           --          --           --               --      $  293.8
                                                                                                                      ========
 Purchases of treasury stock ....................      --           --          --           --         (1,158.0)
 Issuance of treasury stock for employee
   benefit plan .................................      --           .1          --           --             10.4
 Exercise of stock options and warrants,
   including income tax benefit of $1.1
   million ......................................      --         28.5          --           --               --
 Other ..........................................      --          4.0          --           --             (1.8)
                                                   ------   ----------   ---------       ------       ----------
BALANCE AT DECEMBER 31, 1999 ....................     4.7      4,661.5     1,213.8          6.6         (1,285.4)
                                                   ------   ----------   ---------       ------       ----------
 Comprehensive income (loss):
 Net income .....................................      --           --       329.9           --               --      $  329.9
                                                                                                                      --------
 Other comprehensive income (loss):
   Foreign currency translation adjustments .....      --           --          --           --               --           6.4
   Adjustments to marketable securities and
    interest-only strip receivables .............      --           --          --           --               --         (12.0)
                                                                                                                      --------
   Other comprehensive loss .....................      --           --          --         (5.6)              --          (5.6)
                                                                                                                      --------
    Comprehensive income ........................      --           --          --           --               --      $  324.3
                                                                                                                      ========
 Purchases of treasury stock ....................      --           --          --           --           (188.9)
 Spin-off of ANC Rental Corporation .............      --           --      (894.4)          --               --
 Exercise of stock options and warrants,
   including income tax benefit of
   $1.0 million .................................      .1          2.2          --           --               --
 Other ..........................................      --          1.0          --           --             (3.0)
                                                   ------   ----------   ---------       ------       ----------
BALANCE AT DECEMBER 31, 2000 ....................  $  4.8   $  4,664.7   $   649.3       $  1.0       $ (1,477.3)
                                                   ======   ==========   =========       ======       ==========

       The accompanying notes are an integral part of these statements.

                               AUTONATION, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years Ended December 31,
                                 (In millions)

                                                                                       2000           1999           1998
                                                                                   ------------   ------------   ------------
CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income ....................................................................    $   329.9      $    282.9     $   499.5
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ...............................................        133.8           123.0          79.9
   Deferred income tax provision (benefit) .....................................         91.3          (127.2)         12.2
   Non-cash restructuring and impairment (recovery) ............................         (6.9)          432.9            --
   Gain on sale of marketable securities, net ..................................        (23.7)           (4.5)           --
   Valuation write-down on equity-method investment ............................         30.0              --            --
   Gain on sale of subsidiary ..................................................        (53.5)             --            --
   Income from discontinued operations .........................................         (1.8)         (314.4)       (273.7)
   Changes in assets and liabilities, net of effects from business combinations:
    Receivables ................................................................        (28.1)         (140.9)       (148.4)
    Inventory ..................................................................        (37.2)         (380.8)         66.5
    Other assets ...............................................................        (33.9)           42.0         (23.0)
    Accounts payable and accrued liabilities ...................................       (162.3)          (33.3)        (85.2)
    Other liabilities ..........................................................         43.9           167.5          90.0
                                                                                    ---------      ----------     ---------
                                                                                        281.5            47.2         217.8
                                                                                    ---------      ----------     ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Purchases of property and equipment ...........................................       (148.2)         (242.3)       (256.7)
 Proceeds from sale of property and equipment and assets held for sale .........        129.9            88.4          12.3
 Purchases of marketable securities ............................................          (.9)          (88.6)       (193.6)
 Funding of installment loan receivables, net of collections ...................       (562.3)       (1,578.6)       (965.5)
 Proceeds from sales of installment loan receivables ...........................        720.3         1,599.4         706.4
 Sales of marketable securities ................................................         91.6           116.7          94.1
 Cash used in business acquisitions, net of cash acquired ......................       (313.3)         (914.0)       (804.3)
 Cash received from business divestitures ......................................        178.7           131.3          55.1
 Cash received on disposal of solid waste services segment .....................           --         1,779.6       1,433.6
 Restricted cash deposits ......................................................        (76.6)          (51.2)        (39.2)
 Other .........................................................................          (.4)          (15.2)        (64.1)
                                                                                    ---------      ----------     ---------
                                                                                         18.8           825.5       (  21.9)
                                                                                    ---------      ----------     ---------
CASH USED IN FINANCING ACTIVITIES:
 Net proceeds under vehicle inventory financing facilities .....................        159.4           429.7          65.1
 Net proceeds (payments) under revolving credit facilities .....................        (54.0)          169.0         250.0
 Purchases of treasury stock ...................................................       (188.9)       (1,158.0)       (136.0)
 Payments of notes payable and long-term debt ..................................       (197.0)         (126.1)       (260.3)
 Proceeds from sale-leaseback financing ........................................         52.1              --            --
 Other .........................................................................          1.3            29.0          32.2
                                                                                    ---------      ----------     ---------
                                                                                       (227.1)        (656.4)         (49.0)
                                                                                    ---------      ----------     ---------
CASH PROVIDED BY CONTINUING OPERATIONS .........................................         73.2           216.3         146.9
CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS .............................       (227.0)         (706.3)        451.4
                                                                                    ---------      ----------     ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............................       (153.8)         (490.0)        598.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD, INCLUDING
 CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS OF
 $17.4, $590.1 AND $44.9, RESPECTIVELY .........................................        236.0           726.0         127.7
                                                                                    ---------      ----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD, INCLUDING CASH
 AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS OF $17.4 and
 $590.1 AT DECEMBER 31, 1999 AND 1998, RESPECTIVELY ............................    $    82.2      $    236.0     $   726.0
                                                                                    =========      ==========     =========

       The accompanying notes are an integral part of these statements.

                               AUTONATION, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All tables in millions, except per share data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization and Business


     AutoNation, Inc. (the "Company") is the largest automotive retailer in the United States. As of December 31, 2000, the Company owned and operated approximately 400 new vehicle franchises from dealerships in 18 states, predominantly in major metropolitan markets in the Sunbelt states. The Company's dealerships offer new and used vehicles for sale. Each dealership also offers financing for vehicle purchases, extended service contracts and other finance and insurance products, as well as other aftermarket products such as vehicle accessories, upgraded sound systems and theft-deterrent systems. The Company's dealerships also offer service facilities that provide a wide range of vehicle maintenance and repair services, and operate collision repair centers in most key markets.


     On June 30, 2000, the Company completed the spin-off of its former automotive rental businesses, organized under ANC Rental Corporation ("ANC Rental"), by distributing 100% of ANC Rental's common stock to AutoNation's stockholders as a tax-free dividend. As a result of the spin-off, AutoNation stockholders received one share of ANC Rental common stock for every eight shares of AutoNation common stock owned as of the June 16, 2000 record date. As discussed in Note 11, Discontinued Operations, the Company's former automotive rental segment has been accounted for as discontinued operations in the accompanying Consolidated Financial Statements and accordingly, the net assets and operating results of ANC Rental for the periods prior to disposition have been classified as discontinued operations in the accompanying Consolidated Financial Statements.


     In July 1998, the Company's former solid waste subsidiary, Republic Services, Inc., completed an initial public offering of 36.1% of its common stock. In May 1999, the Company sold substantially all of its interest in Republic Services in a public offering. As discussed in Note 11, Discontinued Operations, the Company's former solid waste services segment has been accounted for as discontinued operations in the accompanying Consolidated Financial Statements and accordingly, operating results of Republic Services for the periods prior to disposition have been classified as discontinued operations in the accompanying Consolidated Financial Statements.


Basis of Presentation


     The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. The Company operates in a single industry segment, automotive retailing. All intercompany accounts and transactions have been eliminated. In order to maintain consistency and comparability between periods presented, floorplan interest expense, depreciation and amortization and certain other amounts have been reclassified from the previously reported financial statements to conform to the financial statement presentation of the current period.


     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Receivables


     The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:



                                                                2000          1999
                                                            -----------   -----------
   Contracts in transit and vehicle receivables .........    $   407.5     $   391.9
   Finance receivables ..................................        350.2         441.5
   Trade receivables ....................................        119.6         121.2
   Manufacturer receivables .............................        131.2         134.1
   Other ................................................        135.4         133.3
                                                             ---------     ---------
                                                               1,143.9       1,222.0
   Less: allowance for doubtful accounts ................        (35.1)        (42.5)
                                                             ---------     ---------
                                                             $ 1,108.8     $ 1,179.5
                                                             =========     =========

     Finance receivables consist of the following at December 31:



                                                                       2000           1999
                                                                   ------------   -----------
   Finance leases, net .........................................    $   147.8      $  196.3
   Installment loans ...........................................         50.3          83.8
   Retained interests in securitized installment loans .........        152.1         161.4
                                                                    ---------      --------
                                                                    $   350.2      $  441.5
                                                                    =========      ========

     The Company sells installment loan finance receivables in securitization transactions with unrelated financial institutions. When the Company sells receivables in securitizations, it retains interest-only strips, one or more subordinated tranches, servicing rights, and cash reserve accounts, all of which are retained interests in the securitized receivables. Gains or losses on the sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Gains or losses from the sale of the receivables are recognized in the period in which sales occur. Interest-only strips are carried at fair value and marked to market as a component of other comprehensive income unless an other than temporary impairment occurs in the valuation of the interest-only strip in which case the impairment is recorded in the Consolidated Income Statements. Retained interests in the securitized receivables are carried at allocated carrying amounts and periodically assessed for impairment. Servicing assets are initially recorded at allocated carrying amounts and subsequently amortized over the servicing period and periodically assessed for impairment. The Company generally estimates fair value utilizing valuation models based on the present value of future expected cash flows estimated using the Company's best estimate and historical experience of the key assumptions including credit losses, voluntary prepayment speeds, forward yield curve, and discount rates commensurate with the risks involved.


     The Company accounts for the sale of receivables in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB No. 125" ("SFAS 140") was

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

issued. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 disclosure requirements are effective for fiscal years ending after December 15, 2000, and have been included in Note 13, Asset Securitizations. Accounting for transfers and servicing of financial assets and extinguishment of liabilities under SFAS 140 is effective for transactions occurring after March 31, 2001. Although additional interpretive guidance is expected from the Financial Accounting Standards Board ("FASB"), the Company does not expect the adoption of the accounting requirements of SFAS 140, as currently interpreted, will have a material impact on its consolidated financial position, results of operations or cash flows.


     As described in Note 10, Restructuring and Impairment Charges (Recoveries), Net, during 2000, an impairment charge totaling $16.6 million related to the deterioration of vehicle residual values associated with finance lease receivables was recognized. Finance lease originations were discontinued in mid-1999 and the majority of the remaining leases terminate in late 2001.


     In 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 specifies, among other things, how a transferor that retains an interest in a securitization transaction should account for interest income and impairment. EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. The Company plans to adopt EITF 99-20 on April 1, 2001. The Company does not expect adoption of EITF 99-20 to have a material impact on its consolidated financial position, results of operations or cash flows.


Inventory


     Inventory consists primarily of retail vehicles held for sale valued using the specific identification method, net of reserves. Cost includes acquisition, reconditioning and transportation expenses. Parts and accessories are valued at the factory list price which approximates lower of cost (first-in, first-out) or market.


     Inventory acquired in business acquisitions is recorded at fair value. Adjustments to convert from the acquired entity's accounting method (generally last-in, first-out) to the Company's accounting method are recorded as an adjustment to the cost in excess of the fair value of net assets acquired.


     A summary of inventory at December 31 is as follows:



                                                 2000            1999
                                            -------------   -------------
   New vehicles .........................    $  2,295.8      $  2,085.0
   Used vehicles ........................         317.9           470.1
   Parts, accessories and other .........         155.5           151.7
                                             ----------      ----------
                                             $  2,769.2      $  2,706.8
                                             ==========      ==========

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Other Current Assets


     Other current assets consist primarily of restricted cash deposits related to insurance programs totaling $160.8 million and $91.9 million at December 31, 2000 and 1999, respectively.


Investments


     Investments consist of marketable securities and investments in businesses accounted for under the equity-method. Marketable securities include investments in debt and equity securities classified as available-for-sale and are stated at fair value with unrealized gains and losses included in other comprehensive income. Other-than-temporary declines in investment values are recorded as a component of Other Income, Net in the Company's Consolidated Income Statements. Fair value is estimated based on quoted market prices. Equity-method investments represent investments in 50% or less owned automotive-related businesses over which the Company has the ability to exercise significant influence. The Company records its initial equity-method investments at cost and subsequently adjusts the carrying amounts of the investments for the Company's share of the earnings or losses of the investee after the acquisition date as a component of Other Income, Net in the Company's Consolidated Income Statements. The Company continually assesses whether equity-method investments should be evaluated for possible impairment by use of an estimate of the related undiscounted cash flows. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.


     A summary of investments at December 31 is as follows:



                                            2000         1999
                                         ---------   -----------
   Marketable securities .............    $  5.2      $  106.2
   Equity-method investments .........      33.6          69.6
                                          ------      --------
                                          $ 38.8      $  175.8
                                          ======      ========

     Investments in marketable securities at December 31 are as follows:



                                                               2000
                                         ------------------------------------------------
                                                        Gross          Gross        Fair
                                                     Unrealized     Unrealized     Market
                                           Cost         Gains         Losses       Value
                                         --------   ------------   ------------   -------
   Corporate debt securities .........    $  .6         $ --            $--       $  .6
   Equity securities .................      3.1          1.5             --         4.6
                                          -----         ----             --       -----
                                          $ 3.7        $ 1.5            $--       $ 5.2
                                          =====        =====            ===       =====

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)


                                                                        1999
                                               ------------------------------------------------------
                                                                 Gross          Gross         Fair
                                                              Unrealized     Unrealized      Market
                                                   Cost          Gains         Losses         Value
                                               -----------   ------------   ------------   ----------
   U.S. government debt securities .........    $   37.2        $  --         $   (.6)      $  36.6
   Corporate debt securities ...............        21.5           --             (.4)         21.1
   Equity securities .......................        27.4         21.1              --          48.5
                                                --------        -----         -------       -------
                                                $   86.1       $ 21.1         $  (1.0)      $ 106.2
                                                ========       ======         =======       =======

     Proceeds from sales of available-for-sale securities were $91.6 million, $116.7 million and $94.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Gross realized gains and losses of $24.0 million and $.3 million, respectively were recognized for the year ended December 31, 2000. Gross realized gains and losses of $5.3 million and $.8 million, respectively were recognized for the year ended December 31, 1999. Gross realized gains and losses were not material for the year ended December 31, 1998. In 2000, the Company recognized a pre-tax $30.0 million valuation write-down to an equity-method investment in a privately-held salvage and parts recycling business which has been reflected in Other Income, Net in the accompanying 2000 Consolidated Income Statement.


Property and Equipment


     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Income Statements.


     The Company revises the estimated useful lives of property and equipment acquired through its business acquisitions to conform with its policies regarding property and equipment. Depreciation and amortization are provided over the estimated useful lives of the assets involved using the straight-line method. The estimated useful lives are: twenty to forty years for buildings and improvements, three to fifteen years for equipment and five to ten years for furniture and fixtures.


     A summary of property and equipment at December 31 is as follows:



                                                                   2000          1999
                                                               -----------   -----------
   Land ....................................................    $   596.2     $   529.7
   Buildings and improvements ..............................        827.4         670.9
   Furniture, fixtures and equipment .......................        282.3         310.5
                                                                ---------     ---------
                                                                  1,705.9       1,511.1
   Less: accumulated depreciation and amortization .........       (167.8)       (150.7)
                                                                ---------     ---------
                                                                $ 1,538.1     $ 1,360.4
                                                                =========     =========

     The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. Fair values generally are estimated using prices for similar assets and/or discounted cash flows. As described in Note 10, Restructuring and Impairment Charges (Recoveries), Net, the Company recognized an impairment charge in 1999 for the write-down of certain megastore and other properties held for sale to fair value. Properties held for sale are included in Other Assets as described below.


     Additionally, during 2000, the Company sold an office building which is occupied by ANC Rental, resulting in proceeds of approximately $18.7 million and a pre-tax gain of $2.3 million reflected in Other Income, Net in the accompanying 2000 Consolidated Income Statement.


Intangible Assets


     Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired, including cost in excess of the fair value of net assets not identified with specific acquired businesses, or enterprise-level intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Accumulated amortization of intangible assets was $195.4 million and $122.5 million at December 31, 2000 and 1999, respectively.


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


     In September 2000, the FASB issued an Exposure Draft entitled "Business Combinations and Intangible Assets" which was revised in February 2001. The Exposure Draft, if adopted, would prohibit the pooling method of accounting for business combination transactions and would require that intangible assets in excess of the fair value of net assets, goodwill, not be amortized. Goodwill would be reduced only if found to be impaired or if associated with assets to be sold or otherwise disposed. The FASB is expected to issue a final statement in 2001. During 2000, the Company recorded amortization expense of approximately $73.7 million relating to goodwill. This statement, if issued as proposed, would preclude future amortization of existing and any future goodwill on a prospective basis from the date of issuance.


Other Assets


     Other assets consist primarily of megastore and other properties held for sale. As described in Note 10, Restructuring and Impairment Charges (Recoveries), Net, the Company recognized an impairment charge in 1999 to write-down the carrying value of properties held for sale to fair value. Assets held for sale totaled approximately $138.8 million and $212.0 million at December 31, 2000 and December 31, 1999, respectively.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Insurance


     Under self-insurance programs, the Company retains various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of its various insurance programs, including property and casualty and employee medical benefits. Costs in excess of this retained risk per claim are insured under various contracts with third party insurance carriers. The ultimate costs of these retained insurance risks are estimated by management and by actuarial evaluation based on historical claims experience, adjusted for current trends and changes in claims-handling procedures.


Revenue Recognition


     Revenue consists of sales of new and used vehicles and related finance and insurance ("F&I") products, sales from fixed operations (parts, service and body shop), sales of other products including wholesale units and retail financing. The Company recognizes revenue in the period in which products are sold or services are provided. Revenue on finance products represents fees earned by the Company for notes placed with financial institutions in connection with customer vehicle purchases financed and is recognized upon acceptance of credit by the financial institution. Revenue on insurance products sold on behalf of third party insurance companies in connection with vehicle sales is recognized upon sale. An estimated allowance for chargebacks against revenue recognized from sales of F&I products is established during the period in which the related revenue is recognized. Revenue from retail financing and certain loan origination costs are recognized over the term of the contract using the interest method until the Company securitizes its installment loans.


     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's revenue recognition policy is in accordance with the provisions of SAB 101. Adoption of the provisions of SAB 101 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2000.


     A summary of the Company's revenue by major products and services for the years ended December 31 is as follows:



                                     2000             1999             1998
                                --------------   --------------   -------------
   New vehicles .............    $  12,489.3      $  11,481.0      $  6,775.8
   Used vehicles ............        3,860.2          4,429.7         3,185.2
   Fixed operations .........        2,334.9          2,222.0         1,383.2
   F&I, net .................          431.8            423.4           288.6
   Other ....................        1,493.4          1,555.7         1,031.8
                                 -----------      -----------      ----------
                                 $  20,609.6      $  20,111.8      $ 12,664.6
                                 ===========      ===========      ==========

Derivative Financial Instruments


     The Company utilizes interest rate derivatives to manage the impact of interest rate changes on securitized installment loan receivables. To a limited extent, the Company has utilized interest rate

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

derivatives to manage the impact of interest rate changes on borrowings under the Company's variable rate vehicle inventory and revolving credit facilities. The Company does not use derivative financial instruments for trading purposes.



     Derivative financial instruments entered into concurrently with securitizations are accounted for at fair value as part of the proceeds received in the determination of the gain or loss on sale. If a derivative financial instrument entered into concurrently with a securitization is later terminated, any resulting gain or loss is recognized in earnings upon termination.


     Interest rate swaps are used at times to manage the impact of interest rate changes on vehicle inventory and revolving credit facility borrowings. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments is recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the cost of the underlying exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, the related pro-rata portion of any unrecognized gain or loss on the swap is recognized in income at that time as part of the gain or loss on the termination. Amounts receivable or payable under the agreements are included in receivables or accrued liabilities in the accompanying Consolidated Balance Sheets and were not material at December 31, 2000 or 1999.


     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.


     If SFAS 133 had to be applied to all derivative contracts in place on December 31, 2000, including those embedded in other contracts, total assets and total liabilities would have increased by approximately $14.3 million. The Company does not expect there to be a material cumulative effect in earnings or other comprehensive income from adoption of SFAS 133 as of January 1, 2001.


     By requiring the use of fair value accounting, adoption of SFAS 133 could cause increased volatility in earnings of future periods.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Advertising


     The Company expenses the cost of advertising as incurred or when such advertising initially takes place. At December 31, 2000, the Company had approximately $15.0 million of prepaid advertising costs associated with the sale of the Company's former outdoor media business as discussed in Note 2, Business Acquisitions and Divestitures. No advertising costs were capitalized at December 31, 1999. Advertising expense was $186.5 million, $212.2 million and $158.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.


Statements of Cash Flows


     The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions related to business combinations, as discussed in Note 2, Business Acquisitions and Divestitures, and other non-cash transactions are excluded from the accompanying Consolidated Statements of Cash Flows.


     The Company made interest payments of approximately $264.3 million, $175.2 million and $190.2 million for the years ended December 31, 2000, 1999 and 1998, respectively, including interest on vehicle inventory financing. The Company made income tax payments of approximately $49.9 million, $84.2 million and $139.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.


     As further discussed in Note 3, Notes Payable and Long-Term Debt, the Company amended the terms of an existing lease facility and as a result, the underlying leases have been accounted for as capital leases in 2000, with the property and related debt included in the accompanying Consolidated Balance Sheets.


2. BUSINESS ACQUISITIONS AND DIVESTITURES


     Businesses acquired through December 31, 2000 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.


     During the year ended December 31, 2000, the Company acquired various automotive retail businesses. The Company paid approximately $190.9 million in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. During 2000, the Company also paid approximately $122.4 million in deferred purchase price for certain prior year automotive retail acquisitions. At December 31, 2000, the Company accrued approximately $24.5 million of deferred purchase price due to former owners of acquired businesses.



     During the year ended December 31, 1999, the Company acquired various automotive retail businesses. The Company paid approximately $879.1 million in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. During 1999, the Company also paid approximately $34.9 million in deferred purchase price for certain prior year automotive retail acquisitions.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2. BUSINESS ACQUISITIONS AND DIVESTITURES -- (Continued)

     During the year ended December 31, 1998, the Company acquired various businesses in the automotive retail, solid waste services and automotive rental industries. With respect to continuing operations, the Company issued approximately 21.9 million shares of the Company's common stock, par value $.01 per share, valued at $473.2 million and paid approximately $804.3 million in cash for acquisitions accounted for under the purchase method of accounting. With respect to discontinued operations, the Company issued approximately 3.4 million shares of common stock valued at $68.0 million and paid approximately $494.4 million in cash and certain properties for acquisitions accounted for under the purchase method of accounting.


     The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting related to continuing operations for the years ended December 31 were as follows:



                                                                          2000          1999           1998
                                                                       ----------   -----------   -------------
  Property and equipment ...........................................    $   21.9     $  145.5      $    403.5
  Intangible and other assets ......................................       169.0        942.7         1,290.8
  Working capital ..................................................       111.5        450.3           744.0
  Debt assumed .....................................................      (109.2)      (623.8)       (1,085.1)
  Other liabilities ................................................        (2.3)       (35.6)          (75.7)
  Common stock issued ..............................................          --           --          (473.2)
                                                                        --------     --------      ----------
  Cash used in business acquisitions, net of cash acquired .........    $  190.9     $  879.1      $    804.3
                                                                        ========     ========      ==========

     The Company's unaudited pro forma consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred at the beginning of each period presented are as follows for the years ended December 31:



                                                                                 2000             1999
                                                                            --------------   --------------
   Revenue ..............................................................    $ 21,113.1       $ 22,379.3
   Income (loss) from continuing operations .............................    $    328.8       $    (12.0)
   Diluted earnings (loss) per share from continuing operations .........    $      .91       $     (.03)

     The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.


     As described in Note 10, Restructuring and Impairment Charges (Recoveries), Net, the Company has been divesting of certain non-core franchised automotive dealerships. During 2000, the Company received approximately $89.7 million of cash from the divestiture of franchised automotive dealerships. Gains and losses on divestitures are included in Asset Impairment Charges (Recoveries) in the accompanying Consolidated Income Statements and were not material during 2000. The Company signed a definitive agreement to sell its Flemington dealer group. The Company expects to complete the sale in the second quarter of 2001.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2. BUSINESS ACQUISITIONS AND DIVESTITURES -- (Continued)

     In November 2000, the Company completed the divestiture of its outdoor media business for a purchase price of approximately $104.0 million. In connection with the sale, the Company entered into a prepaid $15.0 million advertising agreement and therefore, received net proceeds of $89.0 million. The Company recognized a pre-tax gain of $53.5 million on the sale which has been included in Other Income, Net in the accompanying 2000 Consolidated Income Statement.


     Cash received from the divestiture of franchised automotive dealerships in 1999 and 1998 was $131.3 million and $55.1 million, respectively. Gains and losses on divestitures, other than those recorded in the Company's 1999 restructuring and impairment charges, were not material in 1999 and 1998.


3. NOTES PAYABLE AND LONG-TERM DEBT


     Notes payable and long-term debt at December 31 is as follows:



                                                               2000            1999
                                                          -------------   --------------
   Vehicle inventory credit facilities;
     secured by the Company's vehicle inventory;
     interest payable at LIBOR based rates;
     interest rates of 7.7% and 6.6% at
     December 31, 2000 and 1999, respectively .........    $  2,416.7      $   2,210.6
   $1.5 billion unsecured revolving credit facilities;
     interest payable using LIBOR based rates;
     interest rates of 7.6% and 6.6% at
     December 31, 2000 and 1999, respectively .........         615.0            669.0
   Other debt; secured by real property,
     equipment and other assets; interest ranging
     from 7.5% to 8.0%; maturing through 2010 .........         242.2            174.8
                                                           ----------      -----------
                                                              3,273.9          3,054.4
     Less: current maturities .........................      (2,423.5)        (2,218.3)
                                                           ----------      -----------
                                                           $    850.4      $     836.1
                                                           ==========      ===========

     As of December 31, 2000, the Company had $615.0 million drawn under two unsecured revolving credit facilities totaling $1.5 billion. One facility provides $1.0 billion of financing under a multi-year structure and matures April 2002. The other facility, a $500.0 million 364-day facility, was amended prior to its scheduled maturity in March 2001 to provide $250.0 million of borrowing capacity until the earlier of September 30, 2001 or the early renewal of the Company's multi-year $1.0 billion facility. The Company's revolving credit facilities require, among other items, that the Company maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with these ratios and covenants at December 31, 2000 and 1999.


     The Company finances vehicle inventory through secured financings, primarily floorplan facilitities, with manufacturers' captive finance subsidiaries, as well as independent financial institutions, and, until recently, a bank-sponsored commercial paper conduit facility that matured January 19, 2001, and was not renewed. As of December 31, 2000, committed capacity of the facilities was approximately $3.5 billion.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. NOTES PAYABLE AND LONG-TERM DEBT -- (Continued)

     The Company is a lessee under a $500.0 million lease facility that was established primarily to acquire and develop the Company's former megastore properties. As originally structured, the facility had been accounted for as an operating lease and included residual value guarantees. In 1999, certain properties under the facility were reflected as capital leases. In connection with the Company's 1999 restructuring activities described in Note 10, Restructuring and Impairment Charges (Recoveries), Net, the Company accrued an estimate of the liability under the residual value guarantees totaling approximately $103.3 million as of December 31, 1999. At December 31, 1999, $469.7 million was funded under this facility of which $152.5 million was accounted for as capital leases and the remaining $317.2 million was accounted for as operating leases. In September 2000, the Company funded its remaining lease residual value guarantee obligation to the lessor, reduced the facility size to $210.0 million and amended the terms of the facility by exercising its option to purchase the leased properties at the end of the lease term. As a result of the lease amendment, the remaining leases were required to be accounted for as capital leases with the property and related debt reflected on the balance sheet. As of December 31, 2000, $175.8 million was outstanding under this facility and is included in Long-Term Debt in the accompanying 2000 Consolidated Balance Sheet. Of the $175.8 million outstanding, $115.2 million is associated with operating properties and $60.6 million is attributable to properties held for sale. The facility matures April 2002. Interest payments are LIBOR based.


     During 2000, the Company entered into a sale-leaseback transaction involving its corporate headquarters facility that resulted in net proceeds of approximately $52.1 million. This transaction has been accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The gain on this transaction will be recognized subsequent to the ten-year lease term. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.


     At December 31, 2000, aggregate maturities of notes payable and long-term debt were as follows:


   2001 .....................................................    $  2,423.5
   2002 .....................................................         797.7
   2003 .....................................................           4.3
   2004 .....................................................           3.9
   2005 .....................................................           4.2
   Thereafter ...............................................          40.3
                                                                  ----------
                                                                 $  3,273.9
                                                                  ==========

4. INCOME TAXES


     The Company and its subsidiaries file consolidated federal tax returns. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. INCOME TAXES -- (Continued)

     The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:



                                                 2000          1999          1998
                                             -----------   -----------   -----------
   Current:
    Federal ..............................    $  101.3      $  108.4      $  105.5
    State ................................         4.3          22.8           9.1
   Federal and state deferred ............        91.3        (111.2)         26.7
   Change in valuation allowance .........          --         (16.0)        (14.5)
                                              --------      --------      --------
   Provision for income taxes ............    $  196.9      $    4.0      $  126.8
                                              ========      ========      ========

     A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate to the Company's provision for income taxes from continuing operations for the years ended December 31 is as follows:



                                                                                 2000         1999          1998
                                                                             -----------   ----------   -----------
   Provision (benefit) for income taxes at statutory rate of 35% .........    $  183.8      $  (9.6)     $  123.4
   Non-deductible expenses ...............................................         5.8         28.6          10.3
   State income taxes, net of federal benefit ............................        10.1          1.0           7.6
   Change in valuation allowance .........................................          --        (16.0)        (14.5)
   Other, net ............................................................        (2.8)          --            --
                                                                              --------      -------      --------
   Provision for income taxes ............................................    $  196.9      $   4.0      $  126.8
                                                                              ========      =======      ========

     Components of the net deferred income tax liability at December 31 are as follows:



                                                                  2000          1999
                                                              -----------   -----------
  Deferred income tax liabilities:
    Book basis in property over tax basis .................    $  360.8      $  336.1
    Expenses deducted for tax, amortized for book .........       689.3         705.6
  Deferred income tax assets:
    Net operating losses ..................................        (3.6)         (4.2)
    Accruals not currently deductible .....................      (278.6)       (342.0)
    Valuation allowance ...................................       109.3         109.3
                                                               --------      --------
  Net deferred income tax liability .......................    $  877.2      $  804.8
                                                               ========      ========

     At December 31, 2000, the Company had available domestic net operating loss carryforwards primarily related to acquired businesses of approximately $9.4 million which begin to expire in the year 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Future decreases to the valuation allowance may be allocated to reduce intangible assets associated with business acquisitions accounted for under the purchase method of accounting.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. INCOME TAXES -- (Continued)

     Over the past four years, the Company has engaged in certain transactions that are of a type that the Internal Revenue Service has recently indicated it intends to challenge. The Company believes that its tax returns appropriately reflect such transactions. At the present time, it is impossible to predict the outcome of any challenge if the IRS determines to challenge the tax reporting of such transactions.


5. OTHER COMPREHENSIVE INCOME


     The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:



                                              2000                            1999                           1998
                                 ------------------------------- ------------------------------- -----------------------------
                                   Pre-Tax      Tax       Net     Pre-Tax      Tax        Net     Pre-Tax     Tax       Net
                                    Amount    Effect    Amount     Amount    Effect     Amount     Amount   Effect    Amount
                                 ----------- -------- ---------- --------- ---------- ---------- --------- -------- ----------
Foreign currency
  translation
  adjustments(1) ...............   $   6.4     $ --     $  6.4   $  (1.9)    $   --    $  (1.9)   $ (1.6)   $  --     $ (1.6)
Unrealized gain (loss) on
  marketable securities and
  interest-only strips .........     (14.2)     5.3       (8.9)     23.1       (8.3)      14.8        .7      (.2)        .5
Reclassification of realized
  losses (gains) ...............      (7.1)     4.0       (3.1)     (3.0)       1.0       (2.0)      (.4)      .1        (.3)
                                   -------     ----     ------   -------     ------    -------    ------    -----     ------
Other comprehensive
  income (loss) ................   $ (14.9)   $ 9.3     $ (5.6)  $  18.2     $ (7.3)   $  10.9    $ (1.3)   $ (.1)    $ (1.4)
                                   =======    =====     ======   =======     ======    =======    ======    =====     ======

----------
(1) Foreign currency translation adjustments relate to the Company's former automotive rental businesses.


     Accumulated other comprehensive income (loss) consists of the following at December 31:



                                                                               2000        1999
                                                                             --------   ---------
   Foreign currency translation adjustments ..............................    $  --        (6.4)
   Unrealized gain on marketable securities and interest-only strips .....      1.0        13.0
                                                                               ----        ----
                                                                              $ 1.0      $  6.6
                                                                              =====      ======

6. SHAREHOLDERS' EQUITY


     During the year ended December 31, 2000, the Company repurchased 27.6 million shares of its common stock, par value $.01 per share, under its Board authorized share repurchase program for an aggregate purchase price of $188.9 million. The Company repurchased 91.0 million shares of common stock during 1999 for an aggregate purchase price of $1.16 billion. The Company repurchased
9.1 million shares of common stock during 1998 for an aggregate purchase price of $136.0 million. Through December 31, 2000, an aggregate of 127.7 million shares of common stock have been repurchased under the Company's share repurchase programs, authorized by the Company's Board of Directors in 1998 and 1999, for an aggregate purchase price of $1.48 billion. As of March 26, 2001, the Company repurchased an additional 10.9 million shares of common stock for an aggregate purchase price of $87.8 million, leaving

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

6. SHAREHOLDERS' EQUITY -- (Continued)

approximately $179.2 million available for share repurchases under the latest authorized program. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.


     As discussed in Note 11, Discontinued Operations, the Company completed the tax-free spin-off of ANC Rental on June 30, 2000. As a result of the spin-off, the Company's retained earnings were reduced by the net assets of ANC Rental totaling $894.4 million. The equity adjustment resulting from the spin-off is subject to further adjustment resulting from changes in estimated shared assets and liabilities of AutoNation and ANC Rental and certain other matters. However, such adjustments, if any, are not expected to be significant.



     During the year ended December 31, 1998, the Company's former solid waste subsidiary, Republic Services, completed an initial public offering of approximately 36.1% of its outstanding common stock, resulting in net proceeds of approximately $1.43 billion. In 1999, the Company sold substantially all of its interest in Republic Services in a public offering resulting in proceeds of approximately $1.78 billion. During 2000, the Company sold substantially all of the remaining holdings of common stock of Republic Services resulting in proceeds of approximately $48.2 million. A related pre-tax gain of $24.0 million has been reflected in Other Income, Net, in the accompanying 2000 Consolidated Income Statement.


     The Company has five million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.


7. STOCK OPTIONS AND WARRANTS


     The Company has various stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the quoted market price of the common stock on the trading day immediately prior to the date of grant. Generally, options granted will have a term of 10 years from the date of grant, and will vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. In October 1998, the Company's Board of Directors approved the repricing of approximately 32.1 million employee stock options to $12.75 per share, equal to the closing price of the Company's common stock on the last business day prior to the date of the re-pricing. Effective June 30, 2000, in conjunction with the tax-free spin-off of ANC Rental, options to purchase approximately 2.8 million shares of common stock held by employees of ANC Rental were canceled. In addition, the Company's Board of Directors, in accordance with the terms of the stock option plans, authorized the adjustment of employee stock options to reflect the market effect on AutoNation's common stock resulting from the spin-off. All other terms of the existing options, including the vesting schedules, were unchanged.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. STOCK OPTIONS AND WARRANTS -- (Continued)

     A summary of stock option and warrant transactions is as follows for the years ended December 31:



                                                    2000                   1999                 1998
                                          ---------------------- ---------------------- -------------------
                                                      Weighted-              Weighted-            Weighted-
                                                       Average                Average              Average
                                                       Exercise               Exercise            Exercise
                                            Shares      Price      Shares      Price     Shares     Price
                                          ---------- ----------- ---------- ----------- -------- ----------
Options and warrants outstanding at
  beginning of period ...................      50.9   $   15.84       54.6   $  12.52      48.1   $  15.67
Granted .................................      12.5        6.91       17.0      15.80      16.9      21.89
Exercised ...............................       (.6)       2.16       (7.8)      3.73      (9.3)      3.62
Canceled ................................     (10.2)      14.14      (12.9)     13.90      (1.1)     25.34
Spin-off adjustment .....................       4.6       (1.57)        --         --        --         --
                                             ------   ---------     ------   --------     -----   --------
Options and warrants outstanding at end
  of period .............................      57.2   $   12.74       50.9   $  15.84      54.6   $  12.52
                                             ======   =========     ======   ========     =====   ========
Options and warrants exercisable at end
  of period .............................      32.7   $   14.59       15.4   $  18.58      18.8   $  11.27
Options available for future grants .....      25.3                   24.1                 28.2

     The following table summarizes information about outstanding and exercisable stock options at December 31, 2000:



                                           Outstanding                      Exercisable
                              --------------------------------------   ---------------------
                                           Weighted-
                                            Average       Weighted-                Weighted-
                                           Remaining       Average                  Average
     Exercise Price or                    Contractual      Exercise                Exercise
  Range of Exercise Prices     Shares     Life (Yrs.)       Price       Shares       Price
---------------------------   --------   -------------   -----------   --------   ----------
    $1.02-$11.17 ..........      19.4          7.68       $   8.35         6.7    $  10.63
    $11.51-$14.39 .........      28.1          6.42          12.60        17.0       12.29
    $14.56-$35.88 .........       9.7          5.61          21.89         9.0       21.84
                                 ----          ----       --------        ----    --------
                                 57.2          6.71       $  12.74        32.7    $  14.59
                                 ====          ====       ========        ====    ========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted after December 31, 1994, the Company's pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. STOCK OPTIONS AND WARRANTS -- (Continued)


                                                                      2000             1999             1998
                                                                 --------------   --------------   --------------
Pro forma net income .........................................   $    285.4       $    199.5       $    368.5
Pro forma diluted earnings per share .........................   $      .79       $      .46       $      .81
Pro forma weighted average fair value of options granted .....   $     2.96       $     6.87       $    13.87
Risk free interest rates .....................................    5.07-5.15%       6.34-6.38%       4.76-4.82%
Expected dividend yield ......................................           --               --               --
Expected lives ...............................................    5-7 years        5-7 years        5-7 years
Expected volatility ..........................................           40%              40%              40%

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings


     In October 2000, the California Department of Motor Vehicles ("California DMV") brought action against one of the Company's California dealerships for alleged customer fraud as well as several other claims. The California DMV seeks to have the dealership's license to do business in California suspended or revoked. The case is scheduled for trial beginning in April 2001. Three civil class actions and other related lawsuits have been filed against the dealership based on the allegations underlying the California DMV case. In addition, the Los Angeles District Attorney's Office has been conducting an investigation into the allegations underlying the California DMV case. The Company intends to vigorously defend itself in these matters.


     In an action filed in Florida state court in 1999, a wholly-owned subsidiary of the Company was accused of violating the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company's used vehicle megastores. In October 2000, the court certified the class of customers on whose behalf the action would proceed. The Company has appealed this decision and intends to vigorously defend itself in this matter.


     Several of the Company's Texas dealerships have been named in three class actions brought against the Texas Automobile Dealer's Association ("TADA") and new vehicle dealerships in Texas that are members of the TADA. The actions allege, among other things, that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. These cases are currently pending in Texas State courts and federal district court. The Company intends to vigorously defend itself in these matters.


     In addition to the above, the Company is a party to numerous other legal proceedings that arose in the ordinary course of business.


     The Company has certain insurance coverage and rights of indemnification. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's business, consolidated results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's business, consolidated results of operations, financial condition and/or cash flows.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. COMMITMENTS AND CONTINGENCIES -- (Continued)

Lease Commitments


     The Company leases real property, equipment and software under various operating leases most of which have terms from 1 to 25 years.


     Expenses under real property, equipment and software leases were $82.7 million, $86.2 million and $45.0 million for the years ended December 31 2000, 1999 and 1998, respectively.


     Future minimum lease obligations under noncancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2000 are as follows:


   Year Ending December 31:
   2001 ....................................................    $  71.9
   2002 ....................................................       63.6
   2003 ....................................................       53.9
   2004 ....................................................       40.5
   2005 ....................................................       32.5
   Thereafter ..............................................      158.0
                                                                 -------
                                                                $ 420.4
                                                                 =======

Other Matters


     In the normal course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company's performance. At December 31, 2000, surety bonds and letters of credit totaled $27.2 million and have various expiration dates.


     In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety and other laws and regulations. The Company does not anticipate that the costs of such compliance will have a material adverse effect on its business, consolidated results of operations, cash flows or financial condition although such outcome is possible given the nature of the Company's operations and the extensive legal and regulatory framework applicable to its business.


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

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. EARNINGS (LOSS) PER SHARE -- (Continued)

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:



                                                                      2000         1999         1998
                                                                   ----------   ----------   ----------
   Weighted average shares outstanding used in calculating basic
     earnings per share ........................................       361.3        429.8        455.1
   Effect of dilutive options and warrants .....................          .1          --          15.8
                                                                       -----        -----        -----
   Weighted average common and common equivalent shares used
     in calculating diluted earnings per share .................       361.4        429.8        470.9
                                                                       =====        =====        =====

     At December 31, 2000, the Company had employee stock options outstanding of approximately 57.2 million of which 56.9 million have been excluded from the computation of diluted earnings per share since they are anti-dilutive. At December 31, 1999 and 1998, outstanding employee stock options of approximately
50.9 and 4.8 million, respectively, have been excluded since they are anti-dilutive.


10. RESTRUCTURING AND IMPAIRMENT CHARGES (RECOVERIES), NET


     During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of the following major components: (1) exiting the used vehicle megastore business; and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999, of which $416.4 million appears as Asset Impairment Charges (Recoveries), Net in the Company's 1999 Consolidated Income Statements. These pre-tax charges include $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consists of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments. Of the $443.7 million restructuring reserve recorded, $10.8 million of severance was paid in 1999 and $53.7 million of asset impairments and write-offs were recorded during the fourth quarter of 1999.


     The Company intends to complete the sale of its Flemington dealer group during the second quarter of 2001 as previously described in Note 2, Business Acquisitions and Divestitures, resulting in the substantial completion of its non-core dealership divestiture plan. Closed megastores and other properties are being disposed of through sales to third parties. Although these properties are being aggressively marketed, their ultimate disposition will not be substantially completed until late 2001. Revenue for the operations disposed or to be disposed was $923.5 million, $2.12 billion and $1.70 billion during 2000, 1999 and 1998 respectively. Operating income for the operations disposed or to be disposed was $21.8 million, $15.5 million and $12.9 million for the years ended December 31, 2000, 1999 and 1998 respectively.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. RESTRUCTURING AND IMPAIRMENT CHARGES (RECOVERIES), NET -- (Continued)

     The following summarizes activity in the Company's restructuring and impairment reserves for the year ended December 31, 2000:



                                                                                    Deductions
                                    Balance            Amounts Charged      ---------------------------         Balance
Reserve                        December 31, 1999     (Credited) to Income       Cash         Non-cash      December 31, 2000
----------------------------- -------------------   ---------------------   ------------   ------------   ------------------
Asset reserves:
  Asset impairment ..........    $    263.3(1)           $   (15.0)         $    --        $ (86.9)           $   161.4
  Inventory .................          15.0                     --               --          (15.0)                  --
Accrued liabilities:
  Property lease residual
   value guarantees .........         103.3                  (14.8)           (88.5)            --                   --
  Severance and other
   exit costs ...............          17.3                    9.4            (22.7)          (2.8)                 1.2
Finance lease residual
  value write-down ..........            --                   16.6               --          (16.6)                  --
                                 ------------            ---------          -------        -------            ---------
                                 $    398.9              $    (3.8)         $(111.2)       $(121.3)           $   162.6
                                 ============            =========          =======        =======            =========

----------
(1) Includes $19.7 million of reserves that had been established on these properties prior to the 1999 restructuring and impairment charges recorded.


     The following summarizes the components of the $3.8 million amount credited to income during the year ended December 31, 2000:



                                 Properties Placed Back        Net Gain on           Additional
                                into Service or Retained     Sold Properties     Impairment Charges      Other        Total
                               --------------------------   -----------------   --------------------   ---------   -----------
 Asset reserves:
  Asset impairment ...........          $ (23.2)                 $ (3.4)               $ 11.6           $  --      $(15.0)
 Accrued liabilities:
  Property lease residual
    value guarantees .........            (13.0)                   (1.8)                   --              --       (14.8)
  Severance and other
    exit costs ...............               --                      --                    --            9.4          9.4
 Finance lease residual
  value write-down ...........               --                      --                    --           16.6         16.6
                                        -------                  ------                ------          ------      ------
                                        $ (36.2)                 $ (5.2)               $ 11.6          $ 26.0      $ (3.8)
                                        =======                  ======                ======          ======      ======

     During 2000, certain events occurred which caused the Company to re-evaluate its plans with respect to various retail properties. As a result, certain megastore properties were placed back in service and the Company decided to retain certain dealerships that had been held for sale. Accordingly, based upon the Company's re-evaluation of the fair values of the properties, the Company determined that the asset impairment and lease residual value reserves for these properties were no longer necessary and the Company was required to reverse the related estimated reserves totaling $36.2 million back into income. An additional impairment charge of $11.6 million was recognized primarily related to a decision in 2000 to close one additional megastore property as part of the overall restructuring plan. During 2000, the Company also recognized an impairment charge totaling $16.6 million associated

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. RESTRUCTURING AND IMPAIRMENT CHARGES (RECOVERIES), NET -- (Continued)

with the deterioration in residual values of finance lease receivables. The Company discontinued writing finance leases in mid-1999 and the majority of the leases terminate in late 2001.


11. DISCONTINUED OPERATIONS


     On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. Accordingly, the net assets and operating results of ANC Rental have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements. Income from discontinued operations during the year ended December 31, 2000, is net of previously estimated losses of $22.1 million which were accrued in 1999 and additional costs associated with the spin-off totaling $11.3 million recorded in 2000. In 1999, the Company recorded a loss related to ANC Rental of $34.1 million, net of income taxes, representing the estimated loss from operations through the expected distribution date and costs associated with the spin-off.


     In connection with the spin-off, the Company made certain capital contributions to ANC Rental prior to the spin-off. These contributions include cash of approximately $200.0 million and the net assets of an insurance subsidiary. The Company also entered into various agreements with ANC Rental which set forth the terms of the distribution and other agreements governing the Company's relationship with ANC Rental after the spin-off. As a result of the spin-off, the Company's equity was reduced by the net assets of ANC Rental totaling $894.4 million.


     In connection with the spin-off, the Company agreed to continue to provide ANC Rental with guarantees and other credit enhancements, currently with respect to certain indebtedness and certain property and vehicle lease obligations. The Company receives fees for providing these guarantees commensurate with market rates. To the extent that ANC Rental is not able to meet its obligations, the Company would be likely to be called on to perform under guarantees and credit enhancements provided by the Company, which could have a material adverse effect on the Company's business, consolidated results of operations, financial condition and/or cash flows.


     In July 1998, the Company's former solid waste services subsidiary, Republic Services, completed an initial public offering of 36.1% of its outstanding common stock resulting in net proceeds of approximately $1.43 billion. In May 1999, the Company sold substantially all of its remaining interest in Republic Services in a public offering resulting in net proceeds of approximately $1.78 billion and an after tax gain of approximately $377.0 million. Accordingly, operating results of Republic Services for the period prior to disposition have been classified as discontinued operations in the accompanying Consolidated Financial Statements.


     In October 1997, the Company sold its electronic security division resulting in an after tax gain of approximately $230.0 million. In 1999 and 1998, the Company recognized additional after tax gains of approximately $2.1 million and $11.6 million, respectively, related to finalizing the gain on disposition.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. DISCONTINUED OPERATIONS -- (Continued)

     A summary of the net assets of discontinued operations as of December 31, 1999 for the automotive rental businesses is as follows:


           Current assets ................................    $  5,349.3
           Non-current assets ............................       1,000.2
                                                              ----------
            Total assets .................................       6,349.5
           Current liabilities ...........................       2,235.8
           Non-current liabilities .......................       3,387.1
                                                              ----------
            Total liabilities ............................       5,622.9
                                                              ----------
           Net assets of discontinued operations .........    $    726.6
                                                              ==========

     Selected income statement data for the Company's discontinued operations for the years ended December 31 is as follows:



                                 2000                          1999
                             ------------ ----------------------------------------------
                              Automotive       Automotive         Solid
                                Rental           Rental           Waste        Total
                             ------------ ------------------- ------------ -------------
Revenue ....................  $  1,721.2     $    3,542.3      $   552.5     $ 4,094.8
                              ==========     ============      =========     =========
Pre-tax income .............       (14.8)           (88.2)(1)      100.8          12.6
Provision (benefit)
  for income taxes .........        (5.8)           (18.8)          38.8          20.0
Extraordinary
  charge, net of
  income taxes .............          --              1.6             --           1.6
Minority interest in
  RSG ......................          --               --           21.6          21.6
                              ----------     ------------      ---------     ---------
Net income (loss) ..........        (9.0)           (71.0)          40.4         (30.6)
Previously estimated
  and accrued losses                22.1               --             --            --
                              ----------     ------------      ---------     ---------
Income (loss) from
  discontinued
  operations ...............  $     13.1     $      (71.0)     $    40.4    $    (30.6)
                              ==========     ============      =========    ==========



                                                 1998
                             --------------------------------------------
                               Automotive        Solid
                                 Rental          Waste          Total
                             -------------- -------------- --------------
Revenue ....................  $   3,453.6    $   1,369.1    $   4,822.7
                              ===========    ===========    ===========
Pre-tax income .............        170.1          292.5          462.6
Provision (benefit)
  for income taxes .........         61.3          105.3          166.6
Extraordinary
  charge, net of
  income taxes .............           --             --             --
Minority interest in
  RSG ......................           --           33.9           33.9
                              -----------    -----------    -----------
Net income (loss) ..........        108.8          153.3          262.1
Previously estimated
  and accrued losses                   --             --             --
                              -----------    -----------    -----------
Income (loss) from
  discontinued
  operations ...............  $     108.8    $     153.3    $     262.1
                              ===========    ===========    ===========

----------
(1) Includes pre-tax restructuring and other charges of $40.5 million in 1999 primarily related to ANC Rental's consolidation of its North American operations and other restructuring activities.


12. DERIVATIVE FINANCIAL INSTRUMENTS


     The Company has entered into interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors with an aggregate notional amount of $576.3 million contractually maturing through 2006 which effectuate a variable to fixed rate swap at a weighted average rate of 6.62% at December 31, 2000. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial Rate.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

12. DERIVATIVE FINANCIAL INSTRUMENTS -- (Continued)

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


13. ASSET SECURITIZATIONS


     The Company securitizes installment loan receivables through a $1.0 billion commercial paper warehouse facility with unrelated financial institutions. During 2000, the Company sold unsecured installment loan finance receivables of $580.1 million under this program, net of retained interests. The Company continues to service and receive annual servicing fees on the outstanding balance of securitized receivables. The Company also retains a subordinated interest in the sold receivables and the rights to future cash flows arising from the receivables after the investors receive their contractual return. The Company provides additional credit enhancement in the form of restricted cash deposits. At December 31, 2000, $576.3 million was outstanding under this program, net of retained interests. As further discussed in Note 12, Derivative Financial Instruments, the Company enters into interest rate protection agreements to manage the interest rate changes on amounts securitized and on the Company's retained interests.


     The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. Through December 31, 2000, $1.48 billion has been issued and approximately $521.5 million remains to be issued under this program. The Company uses proceeds from these notes to refinance installment loans previously securitized under the warehouse facility and to securitize additional loans held by the Company. The Company provides credit enhancement related to these notes in the form of overcollateralization, a reserve fund and a third party surety bond. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. During 2000, approximately $691.7 million in additional asset-backed notes were issued and at December 31, 2000, $1.0 billion was outstanding under this program, net of retained interests.


     These transactions typically result in the recording of a securitization asset in the form of an interest-only strip which represents the present value of the future residual cash flows from securitized receivables. The investors and the securitization trusts have no recourse to the Company's assets for failure of

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13. ASSET SECURITIZATIONS -- (Continued)

debtors to pay when due except to the extent of the Company's rights to future cash flow and any subordinated interest the Company retains.


     In 2000, recognized pre-tax gains on the securitization of installment loan receivables were not material to the Company's Consolidated Financial Statements.


     A summary of cash flows received from securitization trusts for the year ended December 31, 2000, were as follows:


           Proceeds from securitizations under warehouse facility ........    $  580.1
           Proceeds from securitizations under shelf registration ........       691.7
           Servicing fees received .......................................        17.4
           Other cash flows received on retained interests(1) ............        70.7
           Purchases of assets from warehouse facility ...................      (639.6)
                                                                              --------
                                                                              $  720.3
                                                                              ========

----------
(1) Other cash flows primarily include cash flows from interest-only strips and other retained interests, excluding servicing fees.


     The key economic assumptions used in measuring the retained interests and net initial gains or losses at the date of securitization resulting from securitizations completed during the year ended December 31, 2000 were as follows:



Description:                                                             Assumption(1)
------------                                                            --------------
         Voluntary prepayment speed (ABS) ...........................         1.33%
         Weighted-average life (in years) ...........................         1.72
         Expected credit losses (annual rate) .......................         1.08%
         Discount rate on residual cash flows (annual rate) .........         9.50%
         Yield (interest rate on receivables) .......................        12.05%
         Variable rate to investors .................................         7.39%

----------
(1) The weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.


     At December 31, 2000, the carrying value (current fair value) of the interest-only strips was $68.5 million, with a weighted-average life of 1.58 years. The sensitivity of the current fair value of the residual cash flows to 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. The effect of a variation in a particular assumption on the fair value of the residual cash flow is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the estimated fair values as disclosed should not be considered indicative of future earnings on these assets. The current annual rate assumptions reflect expected performance of the total loans securitized as of December 31, 2000.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13. ASSET SECURITIZATIONS -- (Continued)


                                                                        $ Effect on Interest-Only Strip of
                                                                        ----------------------------------
                                                          Current           10% Change       20% Change
Description:                                          Rate Assumption     in Assumption     in Assumption
------------                                        -----------------   ---------------   ----------------
Voluntary prepayment speed (ABS) .................          1.16%            $  2.4           $  4.8
Expected credit losses (annual rate) .............          1.06%            $  2.2           $  4.3
Discount rate on residual cash flows
  (annual rate) ..................................          9.50%            $  1.0           $  1.9
Variable rate to investors (annual rate) .........          7.30%            $ 16.6           $ 32.9

     As of December 31, 2000, the Company had expected static pool credit losses of 2.28%, which would have averaged to an annual rate of 1.13%.


     The following summarizes information about managed or securitized installment loans and delinquencies and net credit losses at December 31, 2000:



                                                   Total Principal     Principal Amount of Loans
                                                   Amount of Loans     60 Days or More Past Due
                                                  -----------------   --------------------------
   Loans securitized ..........................      $  1,619.2                 $  7.8
   Loans retained on balance sheet ............            50.3                     .4
                                                     ----------                 ------
   Total loans managed or securitized .........      $  1,669.5                 $  8.2
                                                     ==========                 ======

     Net credit losses are charge-offs less recoveries and are based on total installment loans managed or securitized. Net credit losses during the year ended December 31, 2000 totaled $31.5 million.


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


     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:


   o Cash and cash equivalents, trade and manufacturer receivables, other current assets, accounts payable, accrued liabilities, other current liabilities and variable rate debt: the amounts reported in the accompanying Consolidated Balance Sheets approximate fair value.


   o Installment loans receivable and retained interests in securitized receivables: The fair value of installment loans receivable and retained interests in securitized receivables are estimated based upon the discounted value of the future cash flows expected to be received. Significant assumptions

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

     used to estimate the fair value at December 31, 2000 and 1999 are as follows: discount rate -- 9.51% and 9.64%; cumulative loss rate -- 2.39% and 1.93%; and prepayment rate -- 1.16% and 1.50%.


   o Interest rate swaps, caps and floors: the fair value of interest rate swaps, caps and floors is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount the Company would pay or receive to terminate the agreements.


     The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amounts approximate fair value, as of December 31:



                                                            2000                       1999
                                                  ------------------------   ------------------------
                                                   Carrying        Fair       Carrying        Fair
Assets (Liabilities)                                Amount        Value        Amount        Value
-----------------------------------------------   ----------   -----------   ----------   -----------
 Installment loans receivable .................    $  50.3      $   53.9     $   83.8      $   84.8
 Retained interests in securitized receivables:
   Principal ..................................    $  76.1      $   76.7     $  101.4      $  101.3
   Interest-only strips .......................    $  68.5      $   68.5     $   51.8      $   51.8
   Servicing assets ...........................    $   7.5      $    7.9     $    8.2      $    8.2
 Interest rate caps ...........................         --      $    2.6           --      $   18.5
 Interest rate floors .........................         --      $  (14.3)          --      $   (7.7)
 Interest rate swaps ..........................         --            --           --      $     .1

15. BUSINESS AND CREDIT CONCENTRATIONS


     The Company owns and operates franchised automotive dealerships in the United States.


     Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. At December 31, 2000 and 1999, the Company had receivables from manufacturers or distributors of $131.2 million and $134.1 million, respectively.


     The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company's sales volume could be adversely impacted by the manufacturers' or distributors' inability to supply the dealerships with an adequate supply of vehicles.


     Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which the Company's products are sold as well as

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

15. BUSINESS AND CREDIT CONCENTRATIONS -- (Continued)

their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2000, the Company does not consider itself to have any significant non-manufacturer concentrations of credit risk.


16. QUARTERLY INFORMATION (UNAUDITED)


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


     Operating income (loss) in the fourth quarter of 1999 includes restructuring and impairment charges of $443.7 million, as described in Note 10, Restructuring and Impairment Charges (Recoveries), Net.


     The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2000 and 1999:



                                                                    First           Second            Third           Fourth
                                                                   Quarter          Quarter          Quarter          Quarter
                                                               --------------   --------------   --------------   --------------
 Revenue ..........................................   2000      $  5,230.2       $  5,339.5       $  5,338.1       $  4,701.8
                                                      1999      $  4,562.7       $  5,069.6       $  5,459.7       $  5,019.8
 Operating income (loss) ..........................   2000      $    163.0       $    203.9       $    197.3       $    160.6
                                                      1999      $    120.1       $    183.1       $    170.3       $   (363.7)
 Income (loss) from continuing operations .........   2000      $     64.7       $     96.6       $     93.1       $     73.7
                                                      1999      $     58.4       $     97.1       $     92.6       $   (279.6)
 Basic earnings (loss) per share from
  continuing operations(1) ........................   2000      $      .18       $      .27       $      .26       $      .21
                                                      1999      $      .13       $      .22       $      .22       $     (.71)
 Diluted earnings (loss) per share from
  continuing operations(1) ........................   2000      $      .18       $      .27       $      .26      $       .21
                                                      1999      $      .13       $      .21       $      .22      $      (.71)
 Net income (loss) ................................   2000      $     62.3       $    100.8       $     93.1      $      73.7
                                                      1999      $     80.1       $    501.2       $    104.7      $    (403.1)

----------
(1) Quarterly basic and diluted earnings (loss) per share from continuing operations may not equal earnings per share for the year as reported in the Consolidated Income Statements due to the effect of the calculation of weighted-average common stock equivalents on a quarterly basis.

                               AUTONATION, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. QUARTERLY INFORMATION (UNAUDITED) -- (Continued)

     The following table sets forth, for the periods indicated, the high and low prices per share of the Company's Common Stock as reported by the New York Stock Exchange.


                                       High          Low
                                   -----------   -----------
  2000
  First Quarter ................     $  9.31       $  6.13
  Second Quarter ...............     $ 10.75       $  7.00
  Third Quarter ................     $  7.31       $  5.63
  Fourth Quarter ...............     $  7.19       $  4.63

                                      High          Low
                                     -------      -------
  1999
  First Quarter ................     $ 16.94       $ 12.13
  Second Quarter ...............     $ 18.38       $ 11.63
  Third Quarter ................     $ 17.88       $ 11.50
  Fourth Quarter ...............     $ 12.69       $  7.50

     On June 30, 2000, the Company completed the tax-free spin-off to its stockholders of all of the capital stock of ANC Rental. The spin-off was completed by issuing to each of the Company's stockholder of record as of June 16, 2000 one share of ANC Rental common stock for each eight shares of AutoNation common stock held by such stockholder. The stock prices presented above reflect historical stock prices during fiscal 2000 and 1999 and have not been restated to reflect the distribution of ANC Rental common stock to the Company's stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                                   PART III


     The information required by Item 10 (other than the information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Part I of this Annual Report on Form 10-K), Item 11, Item 12 and Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements of the Company are set forth in Part II, Item 8.


   (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2000 is submitted herewith.


   (3) Exhibits -- See Index to Exhibits included elsewhere in this document.


(b)   Reports on Form 8-K.


     Current Report on Form 8-K filed December 15, 2000 and dated December 8, 2000, Item 5, reporting the adoption of AutoNation's amended and restated by-laws.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REGISTRANT:


                                            AUTONATION, INC.




                                        By:  /s/ MICHAEL J. JACKSON
                                             ----------------------------------

                                             Michael J. Jackson

                                             Chief Executive Officer


March 30, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                    Signature                                       Title                         Date
------------------------------------------------   --------------------------------------   ---------------
/S/ H. WAYNE HUIZENGA                                    Chairman of the Board              March 30, 2001
------------------------------
    H. Wayne Huizenga

/S/ MICHAEL J. JACKSON                            Chief Executive Officer and Director      March 30, 2001
------------------------------                       (Principal Executive Officer)
    Michael J. Jackson

/S/ CRAIG T. MONAGHAN                                   Senior Vice President and           March 30, 2001
------------------------------                           Chief Financial Officer
    Craig T. Monaghan                                 (Principal Financial Officer)

/S/ PATRICIA A. MCKAY                                 Senior Vice President-Finance         March 30, 2001
------------------------------                       (Principal Accounting Officer)
    Patricia A. McKay

/S/ HARRIS W. HUDSON                                    Vice Chairman and Director          March 30, 2001
------------------------------
    Harris W. Hudson

/S/ ROBERT J. BROWN                                              Director                   March 30, 2001
------------------------------
    Robert J. Brown

/S/ J. P. BRYAN                                                  Director                   March 30, 2001
------------------------------
    J. P. Bryan

/S/ RICK L. BURDICK                                              Director                   March 30, 2001
------------------------------
    Rick L. Burdick

/S/ MICHAEL G. DEGROOTE                                          Director                   March 30, 2001
------------------------------
    Michael G. DeGroote

                        Signature                             Title           Date
--------------------------------------------------------   ----------   ---------------
/S/ GEORGE D. JOHNSON, JR.                                  Director    March 30, 2001
------------------------------
    George D. Johnson, Jr.

/S/ JOHN J. MELK                                            Director    March 30, 2001
------------------------------
    John J. Melk

/S/ IRENE B. ROSENFELD                                      Director    March 30, 2001
------------------------------
    Irene B. Rosenfeld

                               AUTONATION, INC.


                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (In millions)



                              Balance at      Additions                                                   Balance
                               Beginning     Charged to                                                   at End
Classifications                 of Year        Income           Deductions               Other            of Year
--------------------------   ------------   ------------   -------------------   --------------------   ----------
Allowance for doubtful accounts:
  2000 ...................     $  42.5        $   8.4         $    (14.7) (2)        $     (1.1)         $  35.1
  1999 ...................     $  33.8        $  13.4         $     (9.4) (2)        $      4.7 (1)      $  42.5
  1998 ...................     $   8.5        $   1.8         $     (3.1) (2)        $     26.6 (1)      $  33.8
Restructuring reserves(3):
  2000 ...................     $ 120.6        $  (5.4)        $   (111.2) (5)        $     (2.8)         $   1.2
  1999 ...................     $  24.1        $ 416.4         $    (12.4) (5)        $   (307.5) (4)     $ 120.6
  1998 ...................     $  46.0        $    --(6)      $    (15.5) (5)        $     (6.4) (4)     $  24.1

----------
(1) Allowance of acquired businesses.

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

                                   EXHIBIT INDEX



 Exhibits                                    Description of Exhibits
---------- ------------------------------------------------------------------------------------------
  2.1      Separation and Distribution Agreement dated June 30, 2000, between AutoNation, Inc. and
           ANC Rental Corporation (incorporated by reference to Exhibit 2.1 to AutoNation's
           Current Report on Form 8-K dated June 30, 2000).
  2.2      Separation and Distribution Agreement dated June 30, 1998, between Republic Industries, Inc.
           (now known as AutoNation, Inc.) and Republic Services, Inc. (incorporated by reference to
           Exhibit 10.1 of AutoNation's Quarterly Report on Form 10-Q for the quarter ended June
           30, 1998).
  3.1      Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.
           (incorporated by reference to Exhibit 3.1 to AutoNation's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1999).
  3.2      Amended and Restated Bylaws of AutoNation, Inc. (incorporated by reference to Exhibit
           3.2 to AutoNation's Current Report on Form 8-K dated December 8, 2000).
  4.1*     Amended and Restated Credit Facilities and Reimbursement Agreement dated as of
           March 12, 1999, by and among Republic Industries, Inc. (now known as AutoNation,
           Inc.), and Republic Resources Company, as Borrowers, NationsBank, N.A. as Adminis-
           trative Agent, Various Co-Agents Listed Therein and Various Lenders Listed Therein, and
           Amendment Agreement No. 1 thereto dated October 22, 1999.
 10.1      AutoNation, Inc. 1991 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to AutoNation's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 2000).
 10.2      AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.2 to AutoNation's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2000).
 10.3      AutoNation Enterprises Incorporated Amended and Restated 1995 Employee Stock Option
           Plan, as amended to date (incorporated by reference to Exhibit 10.3 to AutoNation's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
 10.4      AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan
           (incorporated by reference to Exhibit 10.10 to AutoNation's Annual Report on Form 10-K
           for the year ended December 31, 1998).
 10.5      AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.4 to AutoNation's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2000).
 10.6      AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.5 to AutoNation's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2000).
 10.7*     AutoNation, Inc. 1999 Senior Executive Bonus Plan.
 10.8      Letter Agreement dated September 22, 1999, between AutoNation, Inc. and Michael J.
           Jackson, Chief Executive Officer (incorporated by reference to Exhibit 10.4 of
           AutoNation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
 10.9      Employment Agreement dated August 1, 2000, between AutoNation, Inc. and Michael E.
           Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 to AutoNation's Quarterly Report on Form 10-Q for the quarter ended September 30,
           2000).
 10.10     Letter Agreement dated March 26, 1999 between AutoNation, Inc. and Michael E.
           Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 of AutoNation's Quarterly Report on Form 10-Q for the quarter ended September 30,
           1999).
 10.11     Letter Agreement dated April 18, 2000 between AutoNation, Inc. and Craig T. Monaghan,
           Chief Financial Officer (incorporated by reference to Exhibit 10.6 to AutoNation's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
 10.12     Tax Sharing Agreement dated June 30, 2000 between AutoNation, Inc. and ANC Rental
           Corporation (incorporated by reference to Exhibit 10.1 to AutoNation's Current Report on
           Form 8-K dated June 30, 2000).

  Exhibits                                    Description of Exhibits
------------ -----------------------------------------------------------------------------------------
  10.13      Benefits Agreement dated June 30, 2000 between AutoNation, Inc. and ANC Rental
             Corporation (incorporated by reference to Exhibit 10.2 to AutoNation's Current Report on
             Form 8-K dated June 30, 2000).
  10.14      Reimbursement Agreement dated June 30, 2000 between AutoNation, Inc. and ANC
             Rental Corporation (incorporated by reference to Exhibit 10.3 to AutoNation's Current
             Report on Form 8-K dated June 30, 2000).
  10.15      Tax Indemnification and Allocation Agreement dated June 30, 1998, between Republic Industries,
             Inc. (now known as AutoNation, Inc.) and Republic Services, Inc. (incorporated by reference to
             Exhibit 10.4 of Republic Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1998).
  21.1*      Subsidiaries of AutoNation, Inc.
  23.1*      Consent of Arthur Andersen LLP.

----------
* Filed herewith