Form 10-Q
period 2001-03-31
AUTONATION INC /FL
filed 2001-05-14
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO ___________

                         COMMISSION FILE NUMBER: 1-13107

                                AUTONATION, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        73-1105145
 ------------------------                     ---------------------------------
 (STATE OF INCORPORATION)                     (IRS EMPLOYER IDENTIFICATION NO.)

           110 S.E. 6TH STREET
         FT. LAUDERDALE, FLORIDA                                       33301
----------------------------------------                            ----------
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

         On May 7, 2001 the registrant had 335,710,073 outstanding shares of common stock, par value $.01 per share.

                                AUTONATION, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----

ITEM 1. FINANCIAL STATEMENTS

        Unaudited Condensed Consolidated Balance Sheets as
           of March 31, 2001 and December 31, 2000......................  3

        Unaudited Condensed Consolidated Income Statements
           for the Three Months Ended March 31, 2001 and 2000...........  4

        Unaudited Condensed Consolidated Statement of Shareholders'
           Equity for the Three Months Ended March 31, 2001.............  5

        Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2001 and 2000...........  6

        Notes to Unaudited Condensed Consolidated Financial Statements..  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................... 15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 25



                  PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................... 25

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................ 26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                      MARCH 31,          DECEMBER 31,
                                                                        2001                 2000
                                                                      ---------          ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................            $   83.0             $   82.2
   Receivables, net ......................................             1,146.2              1,146.1
   Inventory .............................................             2,597.4              2,769.2
   Other current assets ..................................               229.0                216.0
                                                                      --------             --------
         Total Current Assets ............................             4,055.6              4,213.5
INVESTMENTS ..............................................                32.9                 38.8
PROPERTY AND EQUIPMENT, NET ..............................             1,548.8              1,538.1
INTANGIBLE ASSETS, NET ...................................             2,902.5              2,920.2
OTHER ASSETS .............................................               140.4                156.7
                                                                      --------             --------
                                                                      $8,680.2             $8,867.3
                                                                      ========             ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ......................................            $  139.5             $  143.2
   Accrued liabilities ...................................               452.6                453.0
   Notes payable and current maturities of
     long-term debt ......................................             2,301.5              2,460.8
   Other current liabilities .............................               140.6                121.6
                                                                      --------             --------
         Total Current Liabilities .......................             3,034.2              3,178.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES ................               825.3                850.4
DEFERRED INCOME TAXES ....................................               887.0                877.2
OTHER LIABILITIES ........................................               130.3                118.6
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued ...........                  --                   --
   Common stock, par value $.01 per share;
     1,500,000,000 shares authorized;
    475,559,935 and 475,559,195 shares
    issued including shares held in
      treasury, respectively .............................                 4.8                  4.8
   Additional paid-in capital ............................             4,664.5              4,664.7
   Retained earnings .....................................               709.2                649.3
  Accumulated other comprehensive income .................                  .4                  1.0
   Treasury stock, at cost; 139,602,709 and
      127,473,709 shares held, respectively ..............            (1,575.5)            (1,477.3)
                                                                      --------             --------
         Total Shareholders' Equity ......................             3,803.4              3,842.5
                                                                      --------             --------
                                                                      $8,680.2             $8,867.3
                                                                      ========             ========



         The accompanying notes are an integral part of this statement.

                                AUTONATION, INC.
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  -------------------------------
                                                                    2001                  2000
                                                                  ---------             ---------
REVENUE ..............................................            $ 4,887.0             $ 5,230.2
COST OF OPERATIONS ...................................              4,149.2               4,478.1
                                                                  ---------             ---------
GROSS MARGIN .........................................                737.8                 752.1
SELLING,GENERAL AND ADMINISTRATIVE EXPENSES ..........                549.3                 556.0
DEPRECIATION .........................................                 15.6                  14.7
AMORTIZATION .........................................                 20.0                  18.4
                                                                  ---------             ---------

OPERATING INCOME .....................................                152.9                 163.0

FLOORPLAN INTEREST EXPENSE ...........................                (45.9)                (47.5)
OTHER INTEREST EXPENSE ...............................                (11.0)                (12.0)
INTEREST INCOME ......................................                  1.4                   3.8
OTHER EXPENSE, NET ...................................                  (.1)                 (3.8)
                                                                  ---------             ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  97.3                 103.5
PROVISION FOR INCOME TAXES ...........................                 37.4                  38.8
                                                                  ---------             ---------
INCOME FROM CONTINUING OPERATIONS ....................                 59.9                  64.7
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES                   --                  (2.4)
                                                                  ---------             ---------
NET INCOME ...........................................            $    59.9             $    62.3
                                                                  =========             =========
BASIC EARNINGS (LOSS) PER SHARE:
      Continuing operations ..........................            $     .17             $     .18
      Discontinued operations ........................                   --                  (.01)
                                                                  ---------             ---------
      Net income .....................................            $     .17             $     .17
                                                                  =========             =========
      Weighted average common shares outstanding .....                343.8                 367.3
                                                                  =========             =========
DILUTED EARNINGS (LOSS) PER SHARE:
      Continuing operations ..........................            $     .17             $     .18
      Discontinued operations ........................                   --                  (.01)
                                                                  ---------             ---------
      Net income .....................................            $     .17             $     .17
                                                                  =========             =========
      Weighted average common shares outstanding .....                344.3                 367.5
                                                                  =========             =========








         The accompanying notes are an integral part of this statement.

                                AUTONATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)


                                                                                    ACCUMULATED
                                                      ADDITIONAL                       OTHER
                                          COMMON        PAID-IN       RETAINED     COMPREHENSIVE   TREASURY
                                           STOCK        CAPITAL       EARNINGS     INCOME (LOSS)     STOCK           TOTAL
                                         --------     -----------     --------     --------------  ----------      ----------

BALANCE AT DECEMBER 31, 2000 .....      $    4.8      $4,664.7       $  649.3       $    1.0      $(1,477.3)      $3,842.5
     Purchases of
       treasury stock ............            --            --             --             --          (98.2)         (98.2)
     Other comprehensive loss...--                          --             --            (.6)            --            (.6)
     Other .......................            --           (.2)            --             --             --            (.2)
     Net income ..................            --            --           59.9             --             --           59.9
                                        --------      --------       --------       --------      ---------       --------
BALANCE AT MARCH 31, 2001 ........      $    4.8      $4,664.5       $  709.2       $     .4      $(1,575.5)      $3,803.4
                                        ========      ========       ========       ========      =========       ========






         The accompanying notes are an integral part of this statement.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ---------------------
                                                              2001          2000
                                                             -------       -------
CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income .........................................      $  59.9       $  62.3
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ...................         35.6          33.1
      Deferred income tax provision ...................         11.2           7.8
      Non-cash restructuring and impairment (recovery)           (.8)           --
      Gain on sale of marketable securities, net ......          (.2)           --
      Loss from discontinued operations ...............           --           2.4
      Other ...........................................           .3            --
      Changes in assets and liabilities, net of effects
        from business combinations:
            Receivables ...............................        (13.7)         (5.8)
            Inventory .................................        171.6          53.2
            Other assets ..............................           .4          (3.3)
            Accounts payable and accrued liabilities ..           .8         (48.9)
            Other liabilities .........................         28.9          68.4
                                                             -------       -------
                                                               294.0         169.2
                                                             -------       -------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment ................        (24.0)        (26.5)
   Proceeds from sale of property and equipment
      and assets held for sale ........................         35.7          32.1
   Funding of installment loan receivables, net of
     collections ......................................       (181.2)       (181.8)
   Proceeds from sales of installment loan
      receivables .....................................        187.7         217.8
   Sales of marketable securities .....................           .5           5.4
   Cash used in business acquisitions, net of
      cash acquired ...................................        (22.0)       (131.0)
   Cash received from business divestitures ...........           .2          21.9
   Restricted cash deposits ...........................        (11.6)        (23.5)
   Other ..............................................          4.3           2.3
                                                             -------       -------
                                                               (10.4)        (83.3)
                                                             -------       -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net payments under vehicle inventory
      financing facilities ............................       (162.7)         (5.1)
   Net proceeds (payments) under revolving credit
     facilities .......................................        (14.0)        211.0
   Purchases of treasury stock ........................        (98.2)       (106.9)
   Payments of notes payable and long-term debt .......         (7.9)        (16.1)
   Other ..............................................           --           1.9
                                                             -------       -------
                                                              (282.8)         84.8
                                                             -------       -------

CASH PROVIDED BY CONTINUING OPERATIONS ................           .8         170.7
                                                             -------       -------
CASH USED IN DISCONTINUED OPERATIONS ..................           --        (159.1)
                                                             -------       -------

INCREASE IN CASH AND CASH EQUIVALENTS .................           .8          11.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $17.4 IN 2000 ...........         82.2         236.0
                                                             -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD,
  INCLUDING CASH AND CASH EQUIVALENTS OF
  DISCONTINUED OPERATIONS OF $14.2 IN 2000 ............      $  83.0       $ 247.6
                                                             =======       =======



        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1. INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements include the accounts of AutoNation, Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading in any material respect.

         Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

         As discussed in Note 13, Discontinued Operations, the Company's former automotive rental businesses, organized under ANC Rental Corporation ("ANC Rental"), have been accounted for as discontinued operations in the accompanying unaudited condensed consolidated financial statements and accordingly, the operating results of ANC Rental for the periods prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period.

2. INVENTORY

         Inventory consists of the following:


                                                      MARCH 31,        DECEMBER 31,
                                                        2001              2000
                                                    ------------     --------------


New vehicles.......................................      $2,107.9     $2,295.8
Used vehicles......................................         335.8        317.9
Parts, accessories and other.......................         153.7        155.5
                                                         --------     ----------
                                                         $2,597.4     $2,769.2
                                                         ========     ==========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consist of the following:


                                                                                      MARCH 31,             DECEMBER 31,
                                                                                        2001                    2000
                                                                                      --------           ---------------
Vehicle inventory credit facilities......................................              $2,294.6               $2,454.0
Revolving credit facilities..............................................                 601.0                  615.0
Other debt...............................................................                 231.2                  242.2
                                                                                       --------               --------
                                                                                        3,126.8                3,311.2
Less:  current portion...................................................              (2,301.5)              (2,460.8)
                                                                                       --------               --------
      Long-term debt, net of current maturities..........................              $  825.3               $  850.4
                                                                                       ========                ========

         The Company finances vehicle inventory through secured financings, primarily floorplan facilities, with manufacturers' captive finance subsidiaries, as well as independent financial institutions, and, until recently, a bank-sponsored commercial paper conduit that matured January 19, 2001 and was not renewed. As of March 31, 2001, capacity was approximately $3.5 billion.

         As of March 31, 2001, the Company had $601.0 million drawn under two unsecured revolving credit facilities totaling $1.25 billion. One facility provides $1.0 billion of financing under a multi-year structure and matures April 2002. The other facility provides $250.0 million of borrowing capacity until September 30, 2001 or its earlier termination. The Company is currently evaluating alternatives to refinance these credit facilities.

4. SHAREHOLDERS' EQUITY

         During the three months ended March 31, 2001, the Company repurchased
12.1 million shares of its common stock for an aggregate purchase price of $98.2 million. Through March 31, 2001, an aggregate of 139.8 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.58 billion, leaving $168.8 million available for share repurchases under the program. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

5. INCOME TAXES

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

6. EARNINGS PER SHARE

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

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  ------------------
                                                                   2001        2000
                                                                  ------      ------

Weighted average common shares outstanding used to
  calculate basic earnings per share .......................       343.8       367.3
Effect of dilutive options and warrants ....................          .5          .2
                                                                  ------      ------
Weighted average common and common equivalent shares used to
  calculate diluted earnings per share .....................       344.3       367.5
                                                                  ======      ======


         At March 31, 2001 and 2000, the Company had approximately 55.2 million and 48.2 million stock options outstanding, respectively, of which 45.0 million and 47.9 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

7. COMPREHENSIVE INCOME

         Comprehensive income is as follows:

                               THREE MONTHS ENDED
                                    MARCH 31,
                              ---------------------
                               2001          2000
                              -------       -------

Net income .............      $  59.9       $  62.3
Other comprehensive loss          (.6)         (3.9)
                              -------       -------
Comprehensive income ...      $  59.3       $  58.4
                              =======       =======

8. BUSINESS ACQUISITIONS AND DIVESTITURES

         Businesses acquired through March 31, 2001 are accounted for under the purchase method of accounting and are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the three months ended March 31, 2001, the Company acquired various automotive retail businesses. The Company paid approximately $20.2 million in cash for these acquisitions. During the three months ended March 31, 2001, the Company also paid approximately $1.8 million in deferred purchase price for certain prior year automotive retail acquisitions.

         The preliminary purchase price allocations for business combinations relating to continuing operations for the three months ended March 31, were as follows:


                                                                   2001                2000
                                                                  -------             -------

Property and equipment ......................................     $  20.7             $   1.6
Intangible and other assets .................................         3.4                37.3

Working capital .............................................          .1                20.7
Debt assumed ................................................        (4.7)              (20.0)
Other .......................................................          .7                  --
                                                                  -------             -------
Cash used in acquisitions, net of cash acquired .............     $  20.2             $  39.6
                                                                  =======             =======

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         In April 2001, the Company completed the sale of its Flemington dealer group, for net proceeds of $59.0 million.

9. ASSET SECURITIZATIONS

         The Company securitizes installment loan receivables through a $1.0 billion commercial paper warehouse facility with unrelated financial institutions. During the three months ended March 31, 2001, the Company sold installment loan finance receivables of $173.2 million under this program, net of retained interests. The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. These transactions typically result in the recording of a securization asset in the form of an interest-only strip, which represents the present value of the estimated future residual cash flows from securitized receivables.

         The key economic assumptions used in measuring the retained interests and net initial gains or losses at the date of securitization resulting from securitizations completed during the quarter ended March 31, 2001 were as follows:

     DESCRIPTION:                                               ASSUMPTION (1)
     ------------                                               --------------

    Voluntary prepayment speed (ABS)...................               1.15%
    Weighted-average life (in years)...................               1.96
    Expected credit losses (annual rate)...............               1.25%
    Discount rate on residual cash flows (annual rate).               9.50%
    Yield (annual interest rate on receivables)........              11.53%
    Variable rate to investors (annual rate)...........               5.47%

----------
(1) The weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

         At March 31, 2001, the carrying value (current fair value) of the interest-only strips was $68.6 million, with a weighted average life of 1.54 years. At March 31, 2001, the sensitivity of the current fair value of the residual cash flows to immediate 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a ten percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of residual cash flows is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the disclosed estimated fair values should not be considered indicative of future earnings on these assets. The current rate assumptions below reflect the expected performance of the total loans securitized as of March 31, 2001.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                                    $ EFFECT ON INTEREST-ONLY STRIP OF
                                                                                    -----------------------------------
                                                                  CURRENT             10% CHANGE         20% CHANGE
     DESCRIPTION                                              RATE ASSUMPTION       IN ASSUMPTION       IN ASSUMPTION
     -----------                                              ---------------       -------------       -------------
     Voluntary  prepayment speed (ABS).................            1.15%                $ 2.5            $   5.0
     Expected credit losses (annual rate)..............            1.31%                $ 2.5            $   5.1
     Discount rate on residual cash flows (annual rate)            9.50%                $ 1.0            $   1.9
     Variable rate to investors (annual rate)..........            7.20%                $ 7.7            $  15.4


         As of March 31, 2001, the Company had expected static pool credit losses on its total portfolio of 2.58%, which would have averaged to an annual rate of 1.28%.

10. DERIVATIVE FINANCIAL INSTRUMENTS

      Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings. The accounting for the portion reported in earnings due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in earnings, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         The Company maintains an overall risk management strategy that utilizes a variety of interest rate financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rates. The Company does not use derivative financial instruments for trading purposes.

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors at the same strike price with an aggregate notional amount of $689.6 million contractually maturing through 2007 which effectuate a variable to fixed rate swap at a weighted average rate of 6.26%. In addition in 2001, the Company has entered into a series of forward starting swaps with a maximum aggregate notional amount of $115 million contractually maturing through 2007 which effectuate a fixed to variable rate swap at a weighted average rate of 5.45%. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company's derivative transactions do not meet the criteria for hedge accounting under SFAS 133 since the derivative transactions are designed to economically hedge the exposure of items remeasured with the changes in fair value recorded in earnings.

         The Company's retained interests in securitized installment loan receivables are considered hybrid instruments under SFAS 133. Included in the hybrid instrument is an embedded derivative instrument for the interest and prepayment components of the risk of the securitized installment loan receivables.

         SFAS 133 requires that the Company's embedded derivative instrument be separated from the host contract and carried at fair value. Because the Company is not using the embedded derivative instrument as a hedging instrument, SFAS 133 requires that the Company report the embedded derivative instrument on its balance sheet and changes in the fair value of the embedded derivative instrument currently in earnings.

         As of January 1, 2001, the Company recorded its embedded derivative instrument and its caps and floors on its balance sheet which resulted in an increase to assets and liabilities of approximately $14.3 million and an immaterial effect to earnings.

         The Company records the gains and losses from its embedded derivative contracts and other derivatives as a component of revenue. The fair value of the derivative contracts is included in the accompanying unaudited condensed consolidated balance sheets, as applicable.

         During the three months ended March 31, 2001, the Company recorded a net loss of $.6 million representing the change in fair value of its embedded derivative contracts offset by the change in fair value of its other derivative instruments.

11. RESTRUCTURING AND IMPAIRMENT CHARGES (RECOVERIES), NET

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of the following major components: (1) exiting the used vehicle megastores business; and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999. These pre-tax charges included $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consisted of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The Company completed the sale of its Flemington dealer group in April 2001 as previously described in Note 8, Business Acquisitions and Divestitures, resulting in the substantial completion of its non-core dealership divestiture plan. Closed megastores and other properties are being disposed of through sales to third parties. Although these properties are being aggressively marketed, their ultimate disposition will not likely be substantially completed until late 2001. Revenue for the operations disposed or to be disposed was $109.5 million and $301.6 million during the three months ended March 31, 2001 and 2000, respectively. Operating income for the operations disposed or to be disposed was $1.3 million and $8.9 million for the three months ended March 31, 2001 and 2000, respectively.

         The following summarizes the activity and remaining balance in the Company's restructuring and impairment reserves for the three months ended March 31, 2001:


                                                                                    DEDUCTIONS
                                  BALANCE              AMOUNTS CHARGED          -------------------            BALANCE
RESERVE                     DECEMBER 31, 2000        (CREDITED) TO INCOME       CASH       NON-CASH         MARCH 31, 2001
-------                     -----------------        --------------------       ----       --------         ---------------

Asset reserves:
     Asset impairment ..            $161.4             $ (1.2)            $   --             $(42.9)            $117.3
Accrued liabilities:
     Severance and other
        exit costs .....               1.2                 .4                (.4)                --                1.2
                                    ------             ------             ------             ------             ------
                                    $162.6             $  (.8)            $  (.4)            $(42.9)            $118.5
                                    ======             ======             ======             ======             ======

         The net amount credited to income, primarily consisting of net gains on sold properties, has been included in selling, general and administrative expenses in the unaudited condensed consolidated income statement for the three months ended March 31, 2001.




12. COMMITMENTS AND CONTINGENCIES

         In October 2000, the California Department of Motor Vehicles ("California DMV") brought action against one of the Company's California dealerships for alleged customer fraud as well as several other claims. In April 2001, the California DMV action and a related action by the State of California were settled. As part of the settlement, the dealership closed its sales operations for six days, agreed to provide restitution to certain customers in the estimated amount of approximately $1.0 million and paid $1.1 million in fines, penalties and costs. Three purported civil class actions and other related lawsuits have been filed against the dealership based on the allegations underlying the California DMV case. The Company intends to vigorously defend itself in these matters.

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

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     Many of the Company's Texas dealerships have been named in three class action suits brought against the Texas Automobile Dealer's Association ("TADA") and new vehicle dealerships in Texas that are members of the TADA. The actions allege, among other things, that since January 1994 Texas dealers deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. These cases are currently pending in Texas State courts and federal district court. The Company intends to vigorously defend itself in these matters.

         In addition to the above matters, the Company is a party to numerous legal proceedings that arose in the course of its business.

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

13. DISCONTINUED OPERATIONS

         On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. Accordingly, the operating results of ANC Rental have been classified as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements. During the three months ended March 31, 2000, the Company recorded a loss from discontinued operations totaling $2.4 million, net of income taxes. Such amount represents the excess of actual losses incurred during the period of $24.5 million, net of income taxes, over previously estimated losses of $22.1 million which were accrued in the fourth quarter of 1999.

         In connection with the spin-off, the Company agreed to continue to provide ANC Rental with guarantees and other credit enhancements with respect to certain indebtedness and certain property and vehicle lease obligations. The Company receives fees for providing these guarantees commensurate with market rates. To the extent that ANC Rental is not able to meet its obligations, the Company would likely be called on to perform under guarantees and credit enhancements provided by the Company, which could have a material adverse effect on the Company's business, consolidated results of operations, financial condition and/or cash flows.

         Selected statement of operations data for the Company's automotive rental discontinued operations as of March 31, 2000 is as follows:

Revenue  ........................................           $ 810.6
                                                             ======
Pre-tax loss ....................................            $(40.2)
Benefit for income taxes ........................             (15.7)
                                                             ------
Net loss ........................................             (24.5)
Previously estimated and
   accrued losses ...............................             (22.1)
                                                             ------
Loss from
   discontinued operations ......................            $ (2.4)
                                                             ======

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

CONSOLIDATED RESULTS OF OPERATIONS

         The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):


                                                THREE MONTHS ENDED MARCH 31,
                                  --------------------------------------------------------------
                                               2001                              2000
                                  -----------------------------     ----------------------------
                                                       DILUTED                           DILUTED
                                                        PER                                PER
                                    GROSS              SHARE           GROSS              SHARE
                                   -------            --------        -------            -------
Income from continuing
  operations ............            $59.9            $ .17            $64.7             $ .18
Loss on automotive rental
  discontinued operations               --               --             (2.4)             (.01)
                                     -----            -----            -----             -----


Net income ..............            $59.9            $ .17            $62.3             $ .17
                                     =====            =====            =====             =====


SAME STORE OPERATING DATA

         Historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. Due to the Company's expansion through acquisitions as well as the impact of divestitures, year over year comparisons of reported operating results do not necessarily provide a meaningful representation of internal performance. Accordingly, presented below are operating results for the three months ended March 31, 2001 and 2000 on a same store basis to better represent internal performance.

         The following table sets forth: (1) the components of same store revenue, with component percentages of total revenue; (2) the components of same store gross margin, with gross margin percentages of applicable same store revenue; (3) same store selling, general and administrative expenses; (4) same store performance; and (5) retail vehicle same store unit sales for the three months ended March 31, ($ in millions):


                                        2001                     %                  2000                     %
                                      ----------            ----------            ----------            ----------
Revenue:
  New vehicle ............            $  2,672.0                  58.8            $  3,004.2                  61.0
  Used vehicle ...........                 907.8                  20.0                 928.2                  18.8
  Parts and service ......                 557.1                  12.3                 546.7                  11.1
  Finance and insurance ..                 103.9                   2.3                 101.1                   2.1
  Other ..................                 303.2                   6.6                 346.6                   7.0
                                      ----------            ----------            ----------            ----------
                                      $  4,544.0                 100.0            $  4,926.8                 100.0
                                      ==========            ==========            ==========            ==========
Gross margin:
  New vehicle ............            $    223.1                   8.3            $    249.5                   8.3
  Used vehicle ...........                 101.2                  11.1                 107.5                  11.6
  Parts and service ......                 238.8                  42.9                 229.8                  42.0
  Finance and insurance ..                 103.9                 100.0                 101.1                 100.0
  Other ..................                  18.0                   5.9                  20.7                   6.0
                                      ----------                                  ----------
                                           685.0                  15.1                 708.6                  14.4

S,G&A - Store ............                 470.9                  10.4                 470.7                   9.6
                                      ----------                                  ----------
Store performance ........            $    214.1                   4.7            $    237.9                   4.8
                                      ==========                                  ==========
Retail vehicle unit sales:
  New ....................               101,000                                     120,000
  Used ...................                60,000                                      62,000
                                      ----------                                  ----------
                                         161,000                                     182,000
                                      ==========                                  ==========


         Same store revenue was $4.54 billion for the three months ended March 31, 2001 compared to $4.93 billion for the three months ended March 31, 2000, a decrease of 7.8%. Same store gross margin was $685.0 million for the three months ended March 31, 2001 compared to $708.6 million for the three months ended March 31, 2000, a decrease of 3.3%. The primary components of same store revenue and gross margin changes are described below.

         New vehicle same store revenue decreased 11.1% to $2.67 billion during the three months ended March 31, 2001 due to a unit volume decrease of 15.8% partially offset by a 4.7% increase in prices. Due to the decline in volume, new vehicle same store gross margin decreased 10.6% to $223.1 million as new vehicle same store gross margins for 2001 and 2000 held constant at 8.3% of same store new vehicle revenue. During the three months ended March 31, 2001, the automotive retail industry experienced lower demand than the previous year's record quarter. The Company continues to expect lower new vehicle demand for the remainder of 2001, which will likely result in lower new vehicle revenue and gross margin.

         Same store used vehicle revenue decreased 2.2% to $907.8 million during the three months ended March 31, 2001. The decrease is attributable to lower volume of 3.2% partially offset by 1.0% higher average prices. Used vehicle same store gross margin decreased 5.9% to $101.2 million during the three months ended March 31, 2001. Used vehicle same store gross margin was 11.1% for the three months ended March 31, 2001, a decline of 50 basis-points from the comparable period in 2000 as a result of lower grosses realized on a per vehicle retailed basis.

         Parts and service same store sales increased 1.9% to $557.1 million during the three months ended March 31, 2001 driven primarily by volume. Same store parts and service gross margin increased 3.9% to $238.8 million for the three months ended March 31, 2001, as a result of higher revenue coupled with margin expansion of 90 basis points to 42.9%.

         Same store finance and insurance revenue and gross margin increased 2.8% to $103.9 million during the three months ended March 31, 2001. The increase is primarily due to a higher percentage of customers buying finance and insurance products.

         Same store gross margin as a percentage of same store total revenue was 15.1% for the three months ended March 31, 2001, versus 14.4% for the three months ended March 31, 2000. This 70 basis-point increase was primarily driven by a shift in revenue mix as lower margin vehicle revenue represented a smaller component of overall revenue.

         Same store selling, general and administrative expenses were $470.9 million and $470.7 million or 10.4% and 9.6% of same store total revenue for the three months ended March 31, 2001 and 2000, respectively. The increase in same store selling, general and administrative expenses as a percentage of same store sales is primarily due to the shift in revenue mix as a function of lower new and used vehicle sales.

         Same store performance margins were $214.1 million and $237.9 million or as a percentage of same store total revenue 4.7% and 4.8% for the three months ended March 31, 2001 and 2000, respectively. The decrease in same store performance margins is a result of higher selling, general and administrative expenses as a percentage of revenue.

REPORTED OPERATING DATA

         The following table sets forth the components of the Company's operating results including revenue percentages of total revenue, the components of gross margin and retail vehicle unit sales on a reported basis for the three months ended March 31 ($ in millions):

                                         2001                     %                  2000                     %
                                      ----------            ----------            ----------            ----------
Revenue:
  New vehicle ............            $  2,867.7                  58.7            $  3,157.2                  60.4
  Used vehicle ...........                 977.1                  20.0               1,003.3                  19.2
  Parts and service ......                 601.5                  12.3                 587.9                  11.2
  Finance and insurance ..                 111.5                   2.3                 106.8                   2.0
  Other ..................                 329.2                   6.7                 375.0                   7.2
                                      ----------            ----------            ----------            ----------
                                      $  4,887.0                 100.0            $  5,230.2                 100.0
                                      ==========            ==========            ==========            ==========

Gross margin:
  New vehicle ............            $    239.0                   8.3            $    260.9                   8.3
  Used vehicle ...........                 107.4                  11.0                 116.4                  11.6
  Parts and service ......                 257.8                  42.9                 247.1                  42.0
  Finance and insurance ..                 111.5                 100.0                 106.8                 100.0
  Other ..................                  22.1                   6.7                  20.9                   5.6
                                      ----------                                  ----------
                                           737.8                  15.1                 752.1                  14.4

S,G &A -  Store ..........                 509.4                  10.4                 509.4                   9.7
                                      ----------                                  ----------

Store performance ........                 228.4                   4.7                 242.7                   4.6

S,G &A - Corporate .......                  39.9                    .8                  46.6                    .9
Depreciation .............                  15.6                    .3                  14.7                    .3
Amortization .............                  20.0                    .4                  18.4                    .4
                                      ----------                                  ----------
Operating Income .........            $    152.9                   3.1            $    163.0                   3.1
                                      ==========                                  ==========

Retail vehicle unit sales:
  New ....................               109,000                                     126,000
  Used ...................                65,000                                      67,000
                                      ----------                                  ----------
                                         174,000                                     193,000
                                      ==========                                  ==========


         Total revenue was $4.89 billion for the three months ended March 31, 2001 compared to $5.23 billion for the three months ended March 31, 2000, a decrease of 6.6%. Total gross margin was $737.8 million for the three months ended March 31, 2001 compared to $752.1 million for the three months ended March 31, 2000, a decrease of 1.9%. The primary components of revenue and gross margin changes are described below.

         New vehicle revenue decreased 9.2% to $2.87 billion during the quarter ended March 31, 2001 due to lower unit sales primarily in the domestic product lines which experienced disproportionate year over year decreases (versus imports) for the Company as well as the industry. During the quarter, the Company sold 109,000 new vehicles versus 126,000 new vehicles in the comparable 2000 period. Consistent with the volume decrease, new vehicle gross margin decreased 8.4% to $239.0 million during the three months ended March 31, 2001.

         Used vehicle sales decreased 2.6% to $977.1 million during the three months ended March 31, 2001. Used vehicle gross margin decreased 7.7% to $107.4 million during the three months ended March 31, 2001. Used vehicle gross margin was 11.0% of same store used vehicle revenue for the three months ended March 31, 2001, a decline of 60 basis-points from the comparable period in 2000 as a result of lower gross margin realized on a per vehicle retailed basis.

         Parts and service revenue increased 2.3% to $601.5 million during the three months ended March 31, 2001. Gross margin increased 4.3% to $257.8 million. As a percentage of revenue parts and service gross margin increased 90 basis points from 42.0% to 42.9% as a result of the Company's effort to manage pricing and costs.

         Finance and insurance revenue and gross margin increased 4.4% to $111.5 million during the three months ended March 31, 2001. The increase is primarily due to a higher percentage of customers buying finance and insurance products.

         Total gross margin as a percentage of total revenue was 15.1% for the three months ended March 31, 2001, versus 14.4% for the three months ended March 31, 2000. This 70 basis-point increase was primarily driven by a shift in revenue mix as lower margin vehicle revenue represented a smaller component of overall revenue.

         Store level selling, general and administrative expenses were $509.4 million for the three months ended March 31, 2001 and 2000. Store level selling, general and administrative expenses as a percentage of revenue were 10.4% and 9.7% for the three months ended March 31, 2001 and 2000, respectively. The increase in these costs as a percentage of revenue is due to the shift in revenue mix as a function of lower new and used vehicle sales.

         Store performance margins decreased 5.9% to $228.4 million during the three months ended March 31, 2001. Store performance margins as percentages of revenue were 4.7% and 4.6% for the three months ended March 31, 2001 and 2000, respectively. The increase in store performance margins is a result of improved total gross margins primarily driven by a shift in mix of revenue to higher margin businesses.

         Corporate S,G&A was reduced by $6.7 million or 14.4% during the three months ended March 31, 2001. As a percentage of revenue corporate S,G&A was .8% and .9% for the three months ended March 31, 2001 and 2000, respectively. The decrease is primarily the result of the continued disposal of excess properties partially offset by one-time costs primarily associated with the settlement of legal matters.

         Depreciation and amortization were $35.6 million and $33.1 million at March 31, 2001 and 2000, respectively.

DISCONTINUED BUSINESS SEGMENTS

         On June 30, 2000, the Company completed the spin-off of its former automotive rental businesses, which had been organized under ANC Rental Corporation, by distributing 100% of ANC Rental's common stock to AutoNation's stockholders as a tax-free dividend. As a result of the spin-off, AutoNation stockholders received one share of ANC Rental common stock for every eight shares of AutoNation common stock owned as of the June 16, 2000 record date. As discussed in Note 13, Discontinued Operations, of the Notes to Unaudited Condensed Consolidated Financial Statements, ANC Rental has been accounted for as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

BUSINESS ACQUISITIONS AND DIVESTITURES

         From 1996 through 1999, the Company aggressively expanded its automotive retail operations through the acquisition of franchised automotive dealerships. Since 1999, the Company has not completed and does not expect to complete in 2001 acquisitions at the same pace as in the past. Future acquisitions will primarily target single dealerships or small dealership groups focused in key existing markets.

         During the three months ended March 31, 2001, the Company acquired various automotive retail businesses. The Company paid approximately $20.2 million in cash for these acquisitions. During the three months ended March 31, 2001, the Company also paid approximately $1.8 million in deferred purchase price for certain prior year automotive retail acquisitions.

         In April 2001, the Company completed the sale of its Flemington dealer group which substantially completed its non-core dealership divestiture plan. In the normal course of business, the Company will periodically divest of dealerships that do not meet certain operational, financial, and strategic criteria.

RESTRUCTURING ACTIVITIES

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of the following major components: (1) exiting the used vehicle megastores business; and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999. These pre-tax charges included $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consisted of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments.

         The Company completed the sale of its Flemington dealer group in April 2001 as previously described in Note 8, Business Acquisitions and Divestitures, resulting in the substantial completion of its non-core dealership divestiture plan. Closed megastores and other properties are being disposed of through sales to third parties. Although these properties are being aggressively marketed, their ultimate disposition will not likely be substantially completed until late 2001. Revenue for the operations disposed or to be disposed was $109.5 million and $301.6 million during the three months ended March 31, 2001 and 2000, respectively. Operating income for the operations disposed or to be disposed was $1.3 million and $8.9 million for the three months ended March 31, 2001 and 2000, respectively.

         The following summarizes the activity and remaining balance in the Company's restructuring and impairment reserves for the three months ended March 31, 2001:


                                                                                  DEDUCTIONS
                                 BALANCE           AMOUNTS CHARGED          -----------------------           BALANCE
RESERVE                     DECEMBER 31, 2000    (CREDITED) TO INCOME       CASH           NON-CASH         MARCH 31, 2000
-------                     -----------------    --------------------       ----           ---------        ---------------

Asset reserves:
     Asset impairment ..            $161.4             $ (1.2)            $   --             $(42.9)            $  117.3
Accrued liabilities:
     Severance and other
        exit costs .....               1.2                 .4                (.4)                --                  1.2
                                    ------             ------             ------             ------             --------
                                    $162.6             $  (.8)            $  (.4)            $(42.9)            $  118.5
                                    ======             ======             ======             ======             ========


The net amount credited to income, primarily consisting of net gains on sold properties, has been included in selling, general and administrative expenses in the unaudited condensed consolidated income statement for the three months ended March 31, 2001.

NON-OPERATING INCOME (EXPENSE)

FLOORPLAN INTEREST EXPENSE

         Floorplan interest expense was $45.9 million and $47.5 million for the three months ended March 31, 2001 and 2000, respectively. The decrease was due to lower floorplan debt associated with lower inventory levels as well as reduced floorplan borrowing rates. The Company plans to maintain lower levels of inventory which coupled with lower interest rates should result in decreased floorplan interest expense in future periods this year.

OTHER INTEREST EXPENSE

         Other interest expense was incurred primarily on borrowings under revolving credit facilities. Other interest expense was $11.0 million and $12.0 million for the three months ended March 31, 2001 and 2000, respectively. The decrease was due to lower average borrowings as well as lower interest rates.

INTEREST INCOME

         Interest income was $1.4 million and $3.8 million for the three months ended March 31, 2001 and 2000, respectively. The decrease is primarily the result of lower average cash and investment balances.

INCOME TAXES

         The provision for income taxes from continuing operations was $37.4 million and $38.8 million for the three months ended March 31, 2001 and 2000, respectively. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

FINANCIAL CONDITION

         At March 31, 2001, the Company had $83.0 million of unrestricted cash and $601.0 million outstanding under its $1.25 billion unsecured revolving credit facilities with availability of $641.5 million. The unsecured revolving credit facilities may be used for general corporate purposes. One facility provides $1.0 billion of financing under a multi-year structure and matures April 2002. The other facility provides $250.0 million of borrowing capacity until September 30, 2001 or its earlier termination. The Company is currently evaluating alternatives to refinance these credit facilities and anticipates that the new credit facilities, while providing sufficient liquidity for the Company, will likely provide less borrowing capacity than the current $1.25 billion.

         The Company finances vehicle inventory through secured financings, primarily floorplan facilities, with manufacturers' captive finance subsidiaries, as well as independent financial institutions, and, until recently, a bank-sponsored commercial paper conduit that matured January 19, 2001 and was not renewed. As of March 31, 2001, capacity was approximately $3.5 billion.

          The Company securitizes installment loan receivables through a $1.0 billion commercial paper warehouse facility with unrelated financial institutions. During the three months ended March 31, 2001, the Company sold installment loan receivables of $173.2 million under this program, net of retained interests. At March 31, 2001, $689.6 million was outstanding under this program, net of retained interests.

         The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. During the three months ended March 31, 2001, no additional asset-backed notes were issued and at March 31, 2001, $920.9 million was outstanding under this program, net of retained interests. Remaining capacity under this program at March 31, 2001 was $521.5 million. The Company intends to provide for additional capacity through an additional or subsequent shelf registration.

         During the three months ended March 31, 2001, the Company repurchased
12.1 million shares of its common stock for an aggregate purchase price of $98.2 million. Through March 31, 2001, an aggregate of 139.8 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.58 billion, leaving approximately $168.8 million available for share repurchases under the program. The Company expects to continue repurchasing shares under this program. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company will evaluate share repurchases during the remainder of 2001 based upon financial and other investment considerations.

         In connection with the ANC Rental spin-off, the Company agreed to continue to provide ANC Rental with guarantees and other credit enhancements with respect to certain indebtedness and certain property and vehicle lease obligations. The Company receives fees for providing these guarantees commensurate with market rates. To the extent that ANC Rental is not able to meet its obligations, the Company would likely be called on to perform under guarantees and credit enhancements provided by the Company, which could have a material adverse effect on the Company's business, consolidated results of operations, financial condition and/or cash flows.

         At March 31, 2001 and December 31, 2000, the Company had $887.0 million and $877.2 million, respectively, of net deferred tax liabilities. The Company provides for deferred income taxes in its unaudited condensed consolidated financial statements to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Over the past four years, the Company has engaged in certain transactions that are of a type that the Internal Revenue Service has recently indicated it intends to challenge. The Company believes that its tax returns appropriately reflect such transactions. At the present time, it is impossible to predict the outcome of any challenge if the IRS determines to challenge the tax reporting of such transactions.

         The Company believes that it has sufficient operating cash flow and other financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents increased by $.8 million and $11.6 million during the three months ended March 31, 2001 and 2000, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities was $294.0 million and $169.2 million during the three months ended March 31, 2001 and 2000, respectively.

         Cash flows from operating activities include purchases of vehicle inventory which are separately financed through secured vehicle financings. Accordingly, the Company measures its operating cash flow including net payments under these secured vehicle financings which totaled $162.7 million and $5.1 million during the three months ended March 31, 2001 and 2000, respectively. Including net payments under these secured vehicle financings, the Company generated operating cash flow of $131.3 million and $164.1 million during the three months ended March 31, 2001 and 2000, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for capital additions, business acquisitions and divestitures, property dispositions, net activity of installment loan receivables and other transactions as further described below.

         Capital expenditures were $24.0 million and $26.5 million during the three months ended March 31, 2001 and 2000, respectively.

         Funding of installment loan receivables, net of collections, totaled $181.2 million and $181.8 million for the three months ended March 31, 2001 and 2000, respectively. Related proceeds from securitization of installment loan contracts were $187.7 million and $217.8 million for the three months ended March 31, 2001 and 2000, respectively.

         Cash used in business acquisitions was $22.0 million and $131.0 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash used in business acquisitions was primarily due to the effect of a planned reduction in acquisition activity for 2001.

         The Company intends to finance capital expenditures, business acquisitions and funding of installment loan receivables through cash flow from operations, revolving credit facilities, asset-backed securitized facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the three months ended March 31, 2001 and 2000 consisted of revolving credit and vehicle floorplan financings, repayments of acquired debt and treasury stock purchases.

         During the three months ended March 31, 2001 and 2000, the Company spent approximately $98.2 million and $106.9 million, respectively to repurchase shares of common stock under the Company's Board approved share repurchase programs.

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

FORWARD-LOOKING STATEMENTS

         The Company's business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of its common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by the Company or by its authorized executive officers on the Company's behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends for its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and it sets forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that the Company's forward-looking statements speak only as of the date of this Form 10-Q or when made and the Company undertakes no duty or obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations, plans, intentions and projections reflected in its forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

         The risks, uncertainties and other factors that the Company's stockholders and prospective investors should consider include, but are not limited to, the following: the automotive retail industry is cyclical and is highly sensitive to changing economic conditions; the Company is in the midst of an industry and general economic slowdown that could materially adversely impact its business; the Company is substantially dependent on vehicle manufacturers; the Company is subject to operating restrictions imposed by vehicle manufacturers; the Company is subject to extensive governmental regulation; the Company is subject to numerous legal and administrative proceedings; the Company may be required to perform under certain credit enhancements and guarantees with respect to ANC Rental Corporation; the Company faces significant competition in the automotive retail industry; the Company needs substantial capital; the Company may not be able to successfully execute its strategy; the Company may have difficulty expanding through acquisitions of franchised automotive dealerships in its key markets; the loss of key personnel could affect the Company's operations; the Company is subject to residual value risk and consumer credit risk in connection with its lease portfolio; and the Company is also subject to consumer credit risk in connection with its installment receivables portfolio. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following information about the Company's market sensitive financial instruments constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and interest rate derivatives based upon market conditions. The derivatives consist of interest rate swaps, caps and floors which are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss.

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 2000 included in the Company's Annual Report on Form 10-K.

         The Company uses interest rate swap agreements to manage the impact of interest rate changes on borrowings under the Company's variable rate vehicle inventory and revolving credit facilities. At March 31, 2001, the Company had no derivatives hedging corporate debt with variable interest rate exposure.

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors at the same strike price with an aggregate notional amount of $689.6 million contractually maturing through 2007, which effectuate a variable to fixed rate swap at a weighted average rate of 6.26%. In addition in 2001, the Company has entered into a series of forward starting swaps with a maximum aggregate notional amount of $115 million contractually maturing through 2007 which effectuate a fixed to variable rate swap at a weighted average rate of 5.45%. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In October 2000, the California Department of Motor Vehicles ("California DMV") brought action against one of the Company's California dealerships for alleged customer fraud as well as several other claims. (This matter was previously discussed in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.) In April 2001, the California DMV action and a related action by the State of California were settled. As part of the settlement, the dealership closed its sales operations for six days, agreed to provide restitution to certain customers in the estimated amount of approximately $1.0 million and paid $1.1 million in fines, penalties and costs. Three purported civil class actions and other related lawsuits have been filed against the dealership based on the allegations underlying the California DMV case. The Company intends to vigorously defend itself in these matters.

         In addition to the above matters, the Company is a party to numerous legal proceedings that arose in the course of its business.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None.


(b)      Reports on Form 8-K:

         Form 8-K, dated March 7, 2001 (filed March 7, 2001), Item 9 (Regulation
         FD), reporting with respect to a senior management presentation at the 24th Annual Merrill Lynch Retailing and E-Tailing Leader's Conference.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUTONATION, INC.


                                       By:   /s/ Patricia A. McKay
                                             ----------------------------------
                                                Patricia A. McKay
                                                Senior Vice President-Finance
                                                (PRINCIPAL ACCOUNTING OFFICER)

Date: May 14, 2001