Form 10-Q
period 2001-06-30
AUTONATION INC /FL
filed 2001-08-14
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On August 6, 2001 the registrant had 332,528,215 outstanding shares of common stock, par value $.01 per share.

                                AUTONATION, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Balance Sheets as
             of June 30, 2001 and December 31, 2000.......................   3

          Unaudited Condensed Consolidated Income Statements
             for the Three and Six Months Ended June 30, 2001 and 2000....   4

          Unaudited Condensed Consolidated Statement of Shareholders'
             Equity for the Six Months Ended June 30, 2001................   5

          Unaudited Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2001 and 2000..............   6

          Notes to Unaudited Condensed Consolidated Financial Statements..   7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................  17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  28



                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...............................................  29

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  30

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................  30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)


                                                                    June 30,      December 31,
                                                                     2001             2000
                                                                  ----------      ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .............................        $     26.1       $     82.2
   Receivables, net ......................................           1,071.4          1,146.1
   Inventory .............................................           2,439.3          2,769.2
   Other current assets ..................................             238.3            216.0
                                                                  ----------       ----------

         Total Current Assets ............................           3,775.1          4,213.5
INVESTMENTS...............................................              31.6             38.8
PROPERTY AND EQUIPMENT, NET ..............................           1,523.7          1,538.1
INTANGIBLE ASSETS, NET ...................................           2,866.9          2,920.2
OTHER ASSETS..............................................             148.5            156.7
                                                                  ----------       ----------
                                                                  $  8,345.8       $  8,867.3
                                                                  ==========       ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ......................................        $    141.7       $    143.2
   Accrued liabilities ...................................             399.5            453.0
   Notes payable and current maturities of
     long-term debt ......................................           2,117.5          2,460.8
   Other current liabilities .............................             109.9            121.6
                                                                  ----------       ----------

         Total Current Liabilities .......................           2,768.6          3,178.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES ................             690.7            850.4
DEFERRED INCOME TAXES ....................................             885.0            877.2

OTHER LIABILITIES ........................................             143.0            118.6
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none issued ...........                --               --
   Common stock, par value $.01 per share;
      1,500,000,000 shares authorized;
      475,613,197 and 475,559,195 shares
      issued including shares held in
      treasury, respectively .............................               4.8              4.8
   Additional paid-in capital ............................           4,664.5          4,664.7
   Retained earnings .....................................             795.5            649.3
   Accumulated other comprehensive income ................                .2              1.0
   Treasury stock, at cost; 142,504,709 and
      127,473,709 shares held, respectively ..............          (1,606.5)        (1,477.3)
                                                                  ----------       ----------

         Total Shareholders' Equity ......................           3,858.5          3,842.5
                                                                  ----------       ----------
                                                                  $  8,345.8       $  8,867.3
                                                                  ==========       ==========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In millions, except per share data)


                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                            June 30,
                                                               ---------------------------         ----------------------------
                                                                 2001              2000              2001             2000
                                                               ---------         ---------         ---------        -----------
REVENUE ..................................................     $ 4,942.1         $ 5,339.5         $ 9,829.1         $ 10,569.7
COST OF OPERATIONS .......................................       4,186.8           4,555.5           8,336.0            9,033.6
                                                               ---------         ---------         ---------         ----------

GROSS MARGIN .............................................         755.3             784.0           1,493.1            1,536.1
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .............         544.5             547.1           1,094.6            1,103.1
DEPRECIATION .............................................          16.4              13.1              32.0               27.8
AMORTIZATION .............................................          20.4              19.9              40.4               38.3
RESTRUCTURING AND IMPAIRMENT CHARGES, NET ................           9.5                --               8.7                 --
OTHER GAINS ..............................................         (19.0)               --             (19.0)                --
                                                               ---------         ---------         ---------         ----------

OPERATING INCOME .........................................         183.5             203.9             336.4              366.9

FLOORPLAN INTEREST EXPENSE ...............................         (35.1)            (51.5)            (81.0)             (99.0)
OTHER INTEREST EXPENSE ...................................          (8.4)            (10.4)            (19.4)             (22.4)
INTEREST INCOME ..........................................           2.2               4.9               3.6                8.7
OTHER INCOME (EXPENSE), NET ..............................           (.7)              7.6               (.8)               3.8
                                                               ---------         ---------         ---------         ----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ....         141.5             154.5             238.8              258.0
PROVISION FOR INCOME TAXES ...............................          55.2              57.9              92.6               96.7
                                                               ---------         ---------         ---------         ----------

INCOME FROM CONTINUING OPERATIONS ........................          86.3              96.6             146.2              161.3
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES .            --               4.2                --                1.8
                                                               ---------         ---------         ---------         ----------

NET INCOME ...............................................     $    86.3         $   100.8         $   146.2         $    163.1
                                                                =========         =========         =========         ==========

BASIC EARNINGS PER SHARE:
      Continuing operations ..............................     $     .26         $     .27         $     .43         $      .44
      Discontinued operations ............................            --               .01                --                .01
                                                               ---------         ---------         ---------         ----------

      Net income .........................................     $     .26         $     .28         $     .43                .45
                                                               =========         =========         =========         ==========

      Weighted-average common shares outstanding .........         334.7             361.1             339.3              364.2
                                                               =========         =========         =========         ==========

DILUTED EARNINGS PER SHARE:
      Continuing operations ..............................     $     .26         $     .27         $     .43         $      .44
      Discontinued operations ............................            --               .01                --                .01
                                                               ---------         ---------         ---------         ----------

      Net income .........................................     $     .26         $     .28         $     .43         $      .45
                                                               =========         =========         =========         ==========

      Weighted-average common shares outstanding .........         337.0             361.3             340.7              364.4
                                                               =========         =========         =========         ==========






        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In millions)


                                                                                Accumulated
                                                     Additional                    Other
                                        Common         Paid-in        Retained  Comprehensive     Treasury
                                        Stock          Capital        Earnings   Income (Loss)     Stock              Total
                                        ------      -----------       --------  --------------   ----------         ---------
BALANCE AT DECEMBER 31, 2000 ...        $  4.8        $4,664.7         $649.3        $1.0         $(1,477.3)        $ 3,842.5
     Purchases of treasury stock            --              --             --          --            (129.2)           (129.2)
     Exercise of stock options
       and warrants ............            --              .4             --          --                --                .4
     Other comprehensive loss ..            --              --             --         (.8)               --                (.8)
     Other .....................            --             (.6)            --          --                --                (.6)
     Net income ................            --              --          146.2          --                --              146.2
                                        ------        --------         ------        ----         ---------         ---------

BALANCE AT JUNE 30, 2001 .......        $  4.8        $4,664.5         $795.5        $ .2         $(1,606.5)        $ 3,858.5
                                        ======        ========         ======        ====         =========         =========








        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  -------------------------
                                                                    2001             2000
                                                                  --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income ..........................................          $  146.2         $  163.1
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ....................              72.4             66.1
      Deferred income tax provision ....................               9.3             19.3
      Non-cash restructuring and impairment charges, net               8.7               --
      Other gains ......................................             (19.0)              --
      Gain on sale of marketable securities, net .......               (.2)            (9.6)
      Income from discontinued operations ..............                --             (1.8)
      Other ............................................              (2.3)              .8
      Changes in assets and liabilities, net of effects
         from business combinations:
            Receivables ................................              39.3            (62.9)
            Inventory ..................................             268.9            (72.2)
            Other assets ...............................                --            (43.8)
            Accounts payable and accrued liabilities ...             (24.8)           (64.3)
            Other liabilities ..........................              (6.0)            95.4
                                                                  --------         --------
                                                                     492.5             90.1
                                                                  --------         --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchases of property and equipment .................             (52.8)           (52.9)
   Proceeds from sale of property and equipment
      and assets held for sale .........................              49.9             70.8
   Funding of installment loan receivables, net of
     collections .......................................            (345.1)          (308.1)
   Proceeds from sales of installment loan
      receivables ......................................             369.0            367.8
   Sales of marketable securities ......................                .5             53.2
   Cash used in business acquisitions, net of
      cash acquired ....................................             (33.2)          (192.3)
   Cash received from business divestitures ............              61.2             27.7
   Restricted cash deposits ............................             (20.3)           (46.7)
   Other ...............................................               3.4              (.3)
                                                                  --------         --------
                                                                      32.5            (80.8)
                                                                  --------         --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Net proceeds (payments) under vehicle inventory
      financing facilities .............................            (298.9)           141.9
   Net proceeds (payments) under revolving credit
     facilities ........................................            (219.0)           196.0
   Purchases of treasury stock .........................            (129.2)          (106.9)
   Net proceeds (payments) of notes payable and long-
      term debt ........................................              65.6            (95.2)
   Other ...............................................                .4               .7
                                                                  --------         --------
                                                                    (581.1)           136.5
                                                                  --------         --------
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS .......             (56.1)           145.8
CASH USED IN DISCONTINUED OPERATIONS ...................                --           (227.0)
                                                                  --------         --------
DECREASE IN CASH AND CASH EQUIVALENTS ..................             (56.1)           (81.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $17.4 IN 2000 ............              82.2            236.0
                                                                  --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............          $   26.1         $  154.8
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

         As discussed in Note 13, Discontinued Operations, the Company's former automotive rental businesses, organized under ANC Rental Corporation ("ANC Rental"), have been accounted for as discontinued operations in the accompanying unaudited condensed consolidated financial statements and accordingly, the operating results of ANC Rental for the periods prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements presented.

         In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period.

2. INVENTORY

         Inventory consists of the following:

                                               June 30,             December 31,
                                                 2001                  2000
                                               --------             ------------

New vehicles.................................  $1,960.5               $2,295.8
Used vehicles................................     329.0                  317.9
Parts, accessories and other.................     149.8                  155.5
                                               --------               --------
                                               $2,439.3               $2,769.2
                                               ========               ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3. NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consist of the following:


                                                           June 30,              December 31,
                                                             2001                    2000
                                                          ----------             ------------
Floorplan facilities....................................   $2,110.1                $2,454.0
Revolving credit facilities.............................      396.0                   615.0
Other debt..............................................      302.1                   242.2
                                                           --------                --------
                                                            2,808.2                 3,311.2
Less:  current portion..................................   (2,117.5)               (2,460.8)
                                                           --------                --------

     Long-term debt, net of current maturities..........   $  690.7                $  850.4
                                                           ========                ========

         The Company finances vehicle inventory through secured floorplan facilities at a LIBOR-based rate of interest with manufacturers' captive finance subsidiaries, as well as independent financial institutions. As of June 30, 2001, capacity was approximately $3.5 billion.

         As of June 30, 2001, the Company had $396.0 million drawn under a multi-year unsecured revolving credit facility which provided $1.0 billion of financing and was scheduled to mature April 2002. This facility was repaid in full and terminated on August 10, 2001. Another facility provided $250.0 million of borrowing capacity until its termination on June 29, 2001. On August 10, 2001, the Company entered into two new senior secured revolving credit facilities with aggregate capacity of $500.0 million. One facility is a 364-day revolving credit facility which provides borrowings up to $200.0 million at a LIBOR-based interest rate. The other facility provides borrowings up to $300.0 million at a LIBOR-based interest rate and has a five-year term. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company and are guaranteed by substantially all of the Company's subsidiaries.

         On August 1, 2001, the Company sold $450.0 million of 9.0% senior unsecured notes due August 1, 2008 at a price of 98.731% of face value. The notes are guaranteed by substantially all of the Company's subsidiaries.

         The Company used the net proceeds of the offering and borrowings under the new revolving credit facilities to repay outstanding amounts under the $1.0 billion revolving credit facility and certain other debt and will use any additional amounts drawn to finance capital expenditures, strategic acquisitions, working capital and other general corporate purposes.

         In June 2001, the Company entered into a mortgage facility with an automotive manufacturer's captive finance subsidiary with an aggregate capacity of $150.0 million. As of June 30, 2001, the amount outstanding under this mortgage facility was $116.7 million and has been included in Other Debt above. The facility has a ten-year term, bears interest at a LIBOR-based rate and is secured by mortgages on certain of our dealerships' real property.

         The Company's new credit facilities and the indenture for the Company's senior notes contain numerous customary financial and operating covenants that place certain restrictions on the Company, including with respect to the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases), acquisitions or investments, and to dispose of certain assets and merge or consolidate with other entities. The new credit facilities and the indenture also require the Company to meet certain customary financial ratios and tests.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4. SHAREHOLDERS' EQUITY

         During the three months ended June 30, 2001, the Company repurchased
2.9 million shares of its common stock for an aggregate purchase price of $30.9 million. During the six months ended June 30, 2001, the Company repurchased 15.0 million shares of its common stock for an aggregate purchase price of $129.2 million. Through June 30, 2001, an aggregate of 142.7 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.61 billion, leaving $137.9 million available for share repurchases under the program.

5. INCOME TAXES

         Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

         Over the past four years, the Company has engaged in certain transactions that are of a type that the Internal Revenue Service has recently indicated it intends to challenge. A significant amount of the Company's deferred tax liabilities relates to these transactions. The Company believes that its tax returns appropriately reflect such transactions. However, at the present time, the Company is unable to predict the outcome of any challenge if the IRS determines to challenge the tax reporting of such transactions. An unfavorable settlement or adverse resolution of these matters could have a material adverse effect on the Company's financial condition, results of operations, cash flows and assets.

6. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted-average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options and warrants.

         The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:


                                                                           Three Months Ended        Six Months Ended
                                                                                June 30,                 June 30,
                                                                           -----------------       ---------------------
                                                                           2001       2000          2001          2000
                                                                          ------     ------        ------        -------
Weighted-average common shares outstanding used to
  calculate basic earnings per share.........................              334.7      361.1         339.3         364.2
Effect of dilutive options and warrants......................                2.3         .2           1.4            .2
                                                                           -----      -----         -----         -----
Weighted-average common and common equivalent shares used to
  calculate diluted earnings per share.......................              337.0      361.3         340.7         364.4
                                                                           =====      =====         =====         =====


         At June 30, 2001 and 2000, the Company had approximately 54.4 million and 42.5 million of stock options outstanding, respectively, of which 43.4 million and 42.2 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7. COMPREHENSIVE INCOME

         Comprehensive income is as follows:

                                                                Three Months Ended                      Six Months Ended
                                                                   June 30,                                  June 30,
                                                             -------------------------                ----------------------
                                                               2001             2000                    2001          2000
                                                             --------         --------                --------      --------
Net income..................................                  $  86.3         $ 100.8                  $ 146.2       $ 163.1
Other comprehensive income(loss)............                      (.2)            7.9                      (.8)          4.0
                                                              -------         -------                  -------       -------

Comprehensive income........................                  $  86.1         $ 108.7                  $ 145.4       $ 167.1
                                                              =======         =======                  =======       =======


8. BUSINESS ACQUISITIONS AND DIVESTITURES

         Businesses acquired through June 30, 2001 are accounted for under the purchase method of accounting and are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the six months ended June 30, 2001 and 2000, the Company acquired various automotive retail businesses and paid approximately $27.0 million and $78.1 million, respectively, in cash for these acquisitions. During the six months ended June 30, 2001 and 2000, the Company also paid approximately $6.2 million and $114.2 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

         The preliminary purchase price allocations for business combinations relating to continuing operations for the six months ended June 30, were as follows:


                                                                 2001           2000
                                                                ------          ------
Property and equipment.......................................   $ 20.9          $  2.1
Intangible and other assets..................................      7.1            80.7
Working capital..............................................       .1            34.1
Debt assumed.................................................     (1.4)          (36.7)
Other........................................................       .3            (2.1)
                                                                ------          ------
Cash used in acquisitions, net of cash acquired..............   $ 27.0          $ 78.1
                                                                ======          ======


         In April 2001, the Company completed the sale of its Flemington dealer group, resulting in the substantial completion of the Company's non-core dealership divestiture plan. Net proceeds were $59.0 million, resulting in a pre-tax gain of $19.1 million which was included in Other Gains in the accompanying 2001 Unaudited Condensed Consolidated Income Statements. Revenue for the operations disposed or to be disposed, including the Flemington dealer group, was $132.6 million and $570.5 million during the six months ended June 30,2001 and 2000, respectively. Operating income for the operations disposed or to be disposed was $.5 million and $16.5 million for the six months ended June 30, 2001 and 2000, respectively.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9. ASSET SECURITIZATIONS

         The Company securitizes installment loan receivables through a $1.0 billion commercial paper warehouse facility with unrelated financial institutions. During the six months ended June 30, 2001, the Company sold installment loan finance receivables of $343.6 million under this program, net of retained interests. The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. These transactions typically result in the recording of a securization asset in the form of an interest-only strip, which represents the present value of the estimated future residual cash flows from securitized receivables. For the six months ended June 30, 2001 and 2000, the Company recognized pre-tax gains/(losses) of $6.0 million and $(.9) million, respectively, on the securitization of installment loan receivables which has been included in Revenue in the 2001 and 2000 Unaudited Condensed Consolidated Income Statements.

         The key economic assumptions used in measuring the retained interests and initial gains or losses at the date of securitization resulting from securitizations completed during the six months ended June 30, 2001 were as follows:

     Description:                                                Assumption (1)
     ------------                                                --------------

     Voluntary prepayment speed (ABS).......................        1.15%
     Weighted-average life (in years).......................        1.95
     Expected credit losses (annual rate)...................        1.17%
     Discount rate on residual cash flows (annual rate).....        9.50%
     Yield (annual interest rate on receivables)............       11.00%
     Variable rate to warehouse investors (annual rate).....        5.28%

(1) The weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.


         At June 30, 2001, the carrying value (current fair value) of the interest-only strips was $71.5 million which is included in Receivables, net, in the Unaudited Condensed Consolidated Balance Sheets, with a weighted-average life of 1.53 years. At June 30, 2001, the sensitivity of the current fair value of the residual cash flows to immediate 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a ten percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of residual cash flows is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the disclosed estimated fair values should not be considered indicative of future earnings on these assets. The current rate assumptions below reflect the expected performance of the total loans securitized as of June 30, 2001.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                                                                           $ Effect On Interest-Only Strip Of
                                                                                           ----------------------------------
                                                                            Current           10% Change         20% Change
                                                                        Rate Assumption      in Assumption      in Assumption
                                                                        ---------------      -------------      -------------

      Voluntary prepayment speed (ABS)..................                    1.15%                $2.5               $ 5.0
      Expected credit losses (annual rate)..............                    1.45%                $2.5               $ 5.0
      Discount rate on residual cash flows (annual rate)..                  9.50%                $1.0               $ 2.0
      Variable rate to warehouse investors (annual rate)..                  6.81%                $8.3               $16.5


         As of June 30, 2001, the Company had expected static pool credit losses on its total portfolio of 2.87%, which would have averaged to an annual rate of 1.42%.

10. DERIVATIVE FINANCIAL INSTRUMENTS

         Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings. The accounting for the portion reported in earnings due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in earnings, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         The Company maintains an overall risk management strategy that utilizes a variety of interest rate financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rates. The Company does not use derivative financial instruments for trading purposes.

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors at the same strike price with an aggregate notional amount of $824.4 million contractually maturing through 2007 which effectuate a variable to fixed rate swap at a weighted average rate of 5.95%. In addition in 2001, the Company has entered into a series of forward starting swaps with a maximum aggregate notional amount of $124.5 million contractually maturing through 2007 which effectuate a fixed to variable rate swap at a weighted average rate of 5.49%. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

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

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         The Company records the gains and losses from its embedded derivative contracts and other derivatives as a component of revenue. The fair value of the derivative contracts is included in other assets and other liabilities in the accompanying unaudited condensed consolidated balance sheets, as applicable.

         During the six months ended June 30, 2001, the Company recorded a net loss of $.2 million representing the change in fair value of its embedded derivative contracts offset by the change in fair value of its other derivative instruments.

11. RESTRUCTURING AND IMPAIRMENT CHARGES, NET

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

         The following summarizes the activity and remaining balance in the Company's restructuring and impairment reserves for the six months ended June 30, 2001:


                                                                                        Deductions
                                          Balance            Amounts Charged       ------------------------         Balance
Reserve                             December 31, 2000           to Income             Cash         Non-cash      June 30, 2001
-------                             -----------------       -----------------      ----------      --------      -------------
Asset reserves:
    Asset impairment...........         $   161.4                $     4.3           $   --        $  (54.5)        $   111.2
Accrued liabilities:
    Severance and other
       exit costs..............               1.2                       .3              (.8)             --                .7
    Finance lease residual
       value write-down........                --                      4.1               --            (4.1)               --
                                        ---------                ---------           ------        --------         ---------
                                        $   162.6                $     8.7           $  (.8)       $  (58.6)        $   111.9
                                        =========                =========           =======       =========        =========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The following summarizes the components of the $8.7 million amount charged to income during the six months ended June 30, 2001:



                                        Net Gain on            Additional Impairment
                                      Sold Properties                Charges                   Other            Total
                                      ---------------          ---------------------         ---------      -------------
Asset reserves:
    Asset impairment.........            $   (1.0)                  $     5.3                $    --         $    4.3
Accrued liabilities:
    Severance and other
       exit costs............                  --                          --                     .3               .3
    Finance lease residual
       value write-down......                  --                          --                    4.1              4.1
                                         --------                   ---------                -------         --------
                                         $   (1.0)                  $     5.3                $   4.4         $    8.7
                                         ========                   =========                =======         ========


          During the three months ended June 30, 2001, the Company recognized an additional impairment charge totaling $5.3 million based on the re-evaluation of the fair value of certain properties. Additionally, the Company recognized an impairment charge totaling $4.1 million associated with the deterioration in residual values of finance lease receivables. The Company discontinued writing finance leases in mid-1999 and the majority of the leases terminate in late 2001.

12. COMMITMENTS AND CONTINGENCIES

         In October 2000, the California Department of Motor Vehicles ("California DMV") brought action against one of the Company's California dealerships for alleged customer fraud as well as several other claims. In April 2001, the California DMV action and a related action by the State of California were settled. As part of the settlement, the dealership closed its sales operations for six days, agreed to provide restitution to certain customers in the estimated amount of approximately $1.0 million and paid $1.1 million in fines, penalties and costs. Three purported civil class actions and other related lawsuits and claims have been filed or made against the dealership based on the allegations underlying the California DMV case.

         In an action filed in Florida state court in 1999, a wholly-owned subsidiary of the Company was accused of violating among other things the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company's used vehicle megastores. In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida's Fourth District Court of Appeals upheld the certification of the class.

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

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

          The Company intends to vigorously defend itself and assert available defenses with respect to each of the foregoing matters. Further, the Company has certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         The Company is also a party to numerous other legal proceedings that arose in the conduct of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

         In connection with the spin-off, the Company provides ANC Rental with guarantees and credit enhancements with respect to certain financial and performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. The Company receives fees for providing these guarantees commensurate with market rates. The Company also entered into certain agreements with ANC Rental in connection with the spin-off, including a separation and distribution agreement and a tax sharing agreement. ANC Rental reported an aggregate net loss for 2000 of $2.0 million, including a net loss of $44.0 million in the fourth quarter of 2000, and recently reported a net loss of $56.6 million for the six months ended June 30, 2001. ANC Rental also announced that it expects to report a substantial loss for the full year 2001. Accordingly, a failure by ANC Rental to meet its obligations could have a material adverse effect on the Company's business, financial condition, consolidated results of operations and cash flows.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Selected statement of operations data for the Company's automotive rental discontinued operations is as follows:


                                                      Three Months               Six Months
                                                          Ended                    Ended
                                                      June 30, 2000             June 30, 2000
                                                      -------------             -------------
Revenue.........................................        $   910.6                 $ 1,721.2
                                                        =========                 =========

Pre-tax income (loss)...........................        $    25.4                 $   (14.8)
Provision (benefit) for
     income taxes.................................            9.9                      (5.8)
                                                        ---------                 ---------
Net income (loss)................................            15.5                      (9.0)
Loss on disposal of segment,
     net of income taxes...........................         (11.3)                    (11.3)
Previously estimated and accrued
     losses, net of income taxes...................            --                      22.1
                                                        ---------                 ---------
Income from discontinued operations,
     net of income taxes...........................     $     4.2                 $     1.8
                                                        =========                 =========


14. NEW ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001 the Financial Accounting Standards Board (FASB) finalized and issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method.

         SFAS 142, upon adoption, eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives.

         The provisions of SFAS 142 apply immediately to all acquisitions completed after June 30, 2001. Goodwill and intangible assets with indefinite lives existing at June 30, 2001 will continue to be amortized until December 31, 2001. Effective January 1, 2002 such amortization will cease, as companies are required to adopt the new rules on such date. By the end of the first quarter of calendar year 2002, companies must begin to perform an impairment analysis of intangible assets. Furthermore, companies must complete the first step of the goodwill transition impairment test by June 30, 2002. Any impairment noted must be recorded at the date of adoption restating first quarter results, if necessary. Impairment charges, if any, that result from the application of the above tests would be recorded as the cumulative effect of a change in accounting principle in the first quarter of the year ending December 31, 2002.

         The Company will not be able to determine the ultimate impact of these proposed Statements on its consolidated financial statements until such time as it applies their provisions. Amortization of goodwill for the year ended December 31, 2000 was $73.7 million. Amortization for the three and six months ended June 30, 2001 was $17.1 million and $34.1 million respectively. However, this is not intended to be indicative of the expected impact on the Company's future results of operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

         The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):


                                        Three Months Ended June 30,                 Six Months Ended June 30,
                                 -----------------------------------------    ------------------------------------------
                                        2001                  2000                  2001                   2000
                                 ------------------    -------------------    -------------------    -------------------
                                            Diluted                 Diluted               Diluted                Diluted
                                              Per                     Per                   Per                    Per
                                  Gross      Share      Gross        Share     Gross       Share        Gross     Share
                                 -------    -------    ---------    ------    --------    -------    ---------    ------
Income from continuing
   operations .............      $  86.3    $    .26   $    96.6    $   .27   $  146.2    $    .43   $   161.3    $   .44
Income on automotive rental
   discontinued operations            --          --         4.2        .01         --          --         1.8        .01
                                 -------    --------   ---------    -------   --------    --------   ---------    -------
Net income ................      $  86.3    $    .26   $   100.8    $   .28   $  146.2    $    .43   $   163.1    $   .45
                                 =======    ========   =========    =======   ========    ========   =========    =======


SAME STORE OPERATING DATA

         Historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. Due to the Company's expansion through acquisitions as well as the impact of divestitures, year over year comparisons of reported operating results do not necessarily provide a meaningful representation of internal performance. Accordingly, presented below are operating results for the three and six months ended June 30, 2001 and 2000 on a same store basis to better represent internal performance.

         The following table sets forth: (1) the components of same store revenue, with component percentages of total revenue; (2) the components of same store gross margin, with gross margin percentages of applicable same store revenue; (3) same store selling, general and administrative expenses; (4) same store performance; and (5) retail vehicle same store unit sales for the three and six months ended June 30, ($ in millions):


                                          Three Months Ended June 30,                      Six Months Ended June 30,
                                      ------------------------------------           -------------------------------------
                                      2001         %        2000          %         2001         %         2000         %
                                    --------     -----    --------      -----     --------     -----     --------     ------
Revenue:
    New vehicle.............         $2,809.7     59.6     $3,097.1      61.3     $5,474.9      59.3      $6,087.9     61.2
    Used vehicle............            927.8     19.7        949.0      18.8      1,829.5      19.8       1,864.2     18.8
    Parts and service.......            566.4     12.0        549.9      10.9      1,119.1      12.1       1,090.8     11.0
    Finance and insurance...            115.3      2.4        105.7       2.1        218.9       2.4         206.0      2.1
    Other...................            295.7      6.3        351.2       6.9        592.8       6.4         692.4      6.9
                                     --------    -----     --------     -----     --------     -----      --------    -----
                                     $4,714.9    100.0     $5,052.9     100.0     $9,235.2     100.0      $9,941.3    100.0
                                     ========    =====     ========     =====     ========     =====      ========    =====
Gross margin:
    New vehicle.............         $  232.4      8.3     $  263.4       8.5     $  454.9       8.3      $  512.0      8.4
    Used vehicle............            105.9     11.4        108.0      11.4        206.4      11.3         214.0     11.5
    Parts and service.......            246.5     43.5        236.9      43.1        483.4      43.2         464.2     42.6
    Finance and insurance...            115.3    100.0        105.7     100.0        218.9     100.0         206.0    100.0
    Other...................             15.6      5.3         25.2       7.2         33.2       5.6          44.8      6.5
                                     --------              --------               --------                --------
                                        715.7     15.2        739.2      14.6      1,396.8      15.1       1,441.0     14.5

S,G&A - Store...............            485.9     10.3        478.7       9.5        952.3      10.3         948.4      9.5
                                     --------              --------               --------                --------
Store performance...........         $  229.8      4.9     $  260.5       5.1     $  444.5       4.8      $  492.6      5.0
                                     ========              ========               ========                ========

Retail vehicle unit sales:
    New vehicle.............          107,000               122,000                208,000                  241,000
    Used vehicle............           61,000                62,000                120,000                  124,000
                                      -------               -------                -------                  -------
                                      168,000               184,000                328,000                  365,000
                                      =======               =======                =======                  =======


         Same store revenue was $4.71 billion for the three months ended June 30, 2001 compared to $5.05 billion for the three months ended June 30, 2000, a decrease of 6.7%. Same store revenue was $9.24 billion for the six months ended June 30, 2001 compared to $9.94 billion for the six months ended June 30, 2000, a decrease of 7.1%. Same store gross margin was $715.7 million for the three months ended June 30, 2001 compared to $739.2 million for the three months ended June 30, 2000, a decrease of 3.2%. Same store gross margin was $1.40 billion for the six months ended June 30, 2001 compared to $1.44 billion for the six months ended June 30, 2000, a decrease of 3.1%. The primary components of same store revenue and gross margin changes are described below.

         New vehicle same store revenue decreased 9.3% to $2.81 billion during the three months ended June 30, 2001 due to a unit volume decrease of 12.3% partially offset by a 3.0% increase in prices. The increase in prices was due in part to a change in product mix. New vehicle same store revenue decreased 10.1% to $5.47 billion during the six months ended June 30, 2001 due to a unit volume decrease of 13.7% partially offset by a 3.6% increase in prices. Primarily due to the decline in volume, new vehicle same store gross margin decreased 11.8% to $232.4 million for the three months ended June 30, 2001 and 11.2% to $454.9 million for the six months ended June 30, 2001. The Company's new vehicle sales were impacted by the lower demand experienced in the overall automotive retail industry this year, predominantly in the domestic product lines. The Company continues to expect lower new vehicle demand for the remainder of 2001, which will likely result in lower new vehicle revenue and gross margin.

         Used vehicle same store revenue decreased 2.2% to $927.8 million during the three months ended June 30, 2001 due to lower volume of 1.6% combined with a slight decrease in price of .6%. Used vehicle same store revenue decreased 1.9% to $1.83 billion during the six months ended June 30, 2001 due to lower volume of 3.2% partially offset by a 1.3% increase in prices. Used vehicle same store gross margin decreased 1.9% to $105.9 million for the three months ended June 30, 2001 and 3.6% to $206.4 million for the six months ended June 30, 2001.

         Parts and service same store revenue increased 3.0% to $566.4 million for the three months ended June 30, 2001 and 2.6% to $1.12 billion for the six months ended June 30, 2001 driven by volume as well as price increases. Parts and service same store gross margin increased 4.1% to $246.5 million for the three months ended June 30, 2001 and 4.1% to $483.4 million for the six months ended June 30, 2001, as a result of higher revenue coupled with margin expansion of 40 and 60 basis points for the three and six months ended June 30, 2001, respectively, as a result of the Company's efforts to increase pricing and manage costs.

         Finance and insurance same store revenue and gross margin increased 9.1% to $115.3 million for the three months ended June 30, 2001 and 6.3% to $218.9 million for the six months ended June 30, 2001. The increase is primarily due to a higher percentage of customers buying finance and insurance products as well as increased pricing.

         Same store other revenue decreased by 15.8% to $295.7 million for the three months ended June 30, 2001 and 14.4% to $592.8 million for the six months ended June 30, 2001. This revenue decrease primarily reflects a reduction in wholesale revenues due to a decrease in the number of units wholesaled as compared to 2000.

         Same store gross margin as a percentage of same store total revenue was 15.2% and 15.1% for the three and six month periods ended June 30, 2001, respectively. This represents a 60 basis point increase in the three and six month periods ended June 30, 2001 primarily driven by a shift in revenue mix as lower margin new vehicle revenue represented a smaller component of overall revenue.

         Same store selling, general and administrative expenses were $485.9 million or 10.3% of same store total revenue and $478.7 million or 9.5% of same store total revenue for the three months ended June 30, 2001 and 2000, respectively. Same store selling, general and administrative expenses were $952.3 million or 10.3% of same store total revenue and $948.4 million or 9.5% of same store total revenue for the six months ended June 30, 2001 and 2000, respectively. The increase in same store selling, general and administrative expenses as a percentage of same store sales is primarily due to the shift in revenue mix as a function of lower new vehicle sales.

         Same store performance margins were $229.8 million and $260.5 million or as a percentage of same store total revenue 4.9% and 5.1% for the three months ended June 30, 2001 and 2000, respectively. Same store performance margins were $444.5 million and $492.6 million or as a percentage of same store total revenue 4.8% and 5.0% for the six months ended June 30, 2001 and 2000, respectively.

REPORTED OPERATING DATA

         The following table sets forth the components of the Company's operating results including revenue percentages of total revenue, the components of gross margin and retail vehicle unit sales on a reported basis for the three and six months ended June 30, ($ in millions):

                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                        -------------------------------------        ------------------------------------
                                       2001         %        2000          %        2001         %        2000          %
                                     --------     -----  ------------    -----    --------     -----  ------------    ------
Revenue:
    New vehicle...............       $ 2,941.2     59.5    $ 3,241.8      60.7    $ 5,808.9     59.1    $ 6,399.0      60.6
    Used vehicle..............           972.4     19.7      1,008.4      18.9      1,949.5     19.8      2,011.7      19.0
    Parts and service.........           599.5     12.1        588.8      11.0      1,201.0     12.2      1,176.7      11.1
    Finance and insurance.....           122.2      2.5        111.5       2.1        233.7      2.4        218.3       2.1
    Other.....................           306.8      6.2        389.0       7.3        636.0      6.5        764.0       7.2
                                     ---------    -----    ---------     -----    ---------     ----    ---------     -----
                                     $ 4,942.1    100.0    $ 5,339.5     100.0    $ 9,829.1    100.0    $10,569.7     100.0
                                     =========    =====    =========     =====    =========    =====    =========     =====
Gross margin:
    New vehicle...............       $   242.0      8.2    $   275.5       8.5    $   481.0      8.3    $   536.4       8.4
    Used vehicle..............           111.8     11.5        114.9      11.4        219.2     11.2        231.3      11.5
    Parts and service.........           260.3     43.4        253.8      43.1        518.1     43.1        500.9      42.6
    Finance and insurance.....           122.2    100.0        111.5     100.0        233.7    100.0        218.3     100.0
    Other.....................            19.0      6.2         28.3       7.3         41.1      6.5         49.2       6.4
                                     ---------             ---------              ---------             ---------
                                         755.3     15.3        784.0      14.7      1,493.1     15.2      1,536.1      14.5
                                     =========             =========              =========             =========

S,G&A - Store................            511.3     10.3        510.0       9.6      1,020.7     10.4      1,019.4       9.6
                                     ---------             ---------              ---------             ---------
Store performance............            244.0      5.0        274.0       5.1        472.4      4.8        516.7       4.9

S,G&A - Corporate............             33.2      0.8         37.1       0.7         73.9      0.8         83.7       0.7
Depreciation.................             16.4      0.3         13.1       0.2         32.0      0.3         27.8       0.3
Amortization.................             20.4      0.4         19.9       0.4         40.4      0.4         38.3       0.4
Restructuring & impairment
    charges, net.............              9.5      0.2           --        --          8.7      0.1           --        --
Other gains..................            (19.0)    (0.4)          --        --        (19.0)    (0.2)          --        --
                                      --------              --------              ---------              --------
Operating income.............         $  183.5      3.7    $   203.9       3.8    $   336.4      3.4     $  366.9       3.5
                                      ========             =========              =========              ========

Retail vehicle unit sales:
    New vehicle..............          112,000               127,000                221,000               253,000
    Used vehicle.............           64,000                67,000                129,000               134,000
                                       -------               -------                -------               -------
                                       176,000               194,000                350,000               387,000
                                       =======               =======                =======               =======


         Total revenue was $4.94 billion for the three months ended June 30, 2001 compared to $5.34 billion for the three months ended June 30, 2000, a decrease of 7.4%. Total revenue was $9.83 billion for the six months ended June 30, 2001 compared to $10.57 billion for the six months ended June 30, 2000, a decrease of 7.0%. Total gross margin was $755.3 million for the three months ended June 30, 2001 compared to $784.0 million for the three months ended June 30, 2000, a decrease of 3.7%. Total gross margin was $1.49 billion for the six months ended June 30, 2001 compared to $1.54 billion for the six months ended June 30, 2000, a decrease of 2.8%. The primary components of revenue and gross margin changes are described below.

         New vehicle revenue decreased 9.3% to $2.94 billion for the three months ended June 30, 2001. New vehicle revenue decreased 9.2% to $5.81 billion during the six months ended June 30, 2001. During the three and six month periods ended June 30, 2001, the Company sold 112,000 and 221,000 new vehicles, respectively, compared to 127,000 and 253,000 new vehicles for the comparable periods in 2000. Consistent with the decline in volume, new vehicle gross margin decreased 12.2% to $242.0 million for the three months ended June 30, 2001 and 10.3% to $481.0 million for the six months ended June 30, 2001.

         Used vehicle revenue decreased 3.6% to $972.4 million during the three months ended June 30, 2001. Used vehicle revenue decreased 3.1% to $1.95 billion during the six months ended June 30, 2001. The decreases are a result of lower volume in 2001. Used vehicle gross margin decreased 2.7% to $111.8 million for the three months ended June 30, 2001 and 5.2% to $219.2 million for the six months ended June 30, 2001.

         Parts and service revenue increased 1.8% to $599.5 million during the three months ended June 30, 2001 and 2.1% to $1.20 billion for the six months ended June 30, 2001. Parts and service gross margin increased 2.6% to $260.3 million for the three months ended June 30, 2001 and 3.4% to $518.1 million for the six months ended June 30, 2001. As a percentage of revenue, parts and service gross margin increased 30 and 50 basis points for the three and six months ended June 30, 2001, respectively.

         Finance and insurance revenue and gross margin increased 9.6% to $122.2 million for the three months ended June 30, 2001 and 7.1% to $233.7 million for the six months ended June 30, 2001.

         Other revenue decreased 21.1% to $306.8 million during the three months ended June 30, 2001. Other revenue decreased 16.8% during the six months ended June 30, 2001.

         Total gross margin as a percentage of total revenue was 15.3% and 15.2% for the three and six month periods ended June 30, 2001, respectively. Total gross margins as a percentage of total revenue was 14.7% and 14.5% for the three and six month periods ended June 30, 2000, respectively. This represents 60 and 70 basis point increases in the three and six month periods ended June 30, 2001, respectively.

         Store level selling, general and administrative expenses were $511.3 million or 10.3% of total revenue and $510.0 million or 9.6% of total revenue for the three months ended June 30, 2001 and 2000, respectively. Store level selling, general and administrative expenses were $1.02 billion or 10.4% of total revenue and $1.02 billion or 9.6% of total revenue for the six months ended June 30, 2001 and 2000, respectively.

         Store performance margins were $244.0 million and $274.0 million or as a percentage of total revenue 5.0% and 5.1% for the three months ended June 30, 2001 and 2000, respectively. Store performance margins were $472.4 million and $516.7 million or as a percentage of total revenue 4.8% and 4.9% for the six months ended June 30, 2001 and 2000, respectively.

         Corporate selling, general and administrative expenses decreased by $3.9 million or 10.5% during the three months ended June 30, 2001 and $9.8 million or 11.7% during the six months ended June 30, 2001. The decrease is primarily the result of the continued disposal of excess properties.

         Depreciation and amortization were $36.8 million and $72.4 million for the three and six months ended June 30, 2001 as compared to $33.0 million and $66.1 million for the three and six months ended June 30, 2000, primarily as a function of acquisitions closed during 2000.

         Other gains of $19.0 million for the three and six months ended June 30, 2001 primarily represent the pre-tax gain from the sale of the Flemington dealer group in April 2001.

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

         During the six months ended June 30, 2001, the Company acquired various automotive retail businesses. The Company paid approximately $27.0 million in cash for these acquisitions. During the six months ended June 30, 2001, the Company also paid approximately $6.2 million in deferred purchase price for certain prior year automotive retail acquisitions.

         In April 2001, the Company completed the sale of its Flemington dealer group which substantially completed its non-core dealership divestiture plan. In the normal course of business, the Company will periodically divest of dealerships that do not meet certain operational, financial, and strategic criteria. Revenue for the operations disposed or to be disposed, including the Flemington dealer group, was $132.6 million and $570.5 million during the six months ended June 30, 2001 and 2000, respectively. Operating income for the operations disposed or to be disposed was $.5 million and $16.5 million for the six months ended June 30, 2001 and 2000, respectively.

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

         The following summarizes the activity and remaining balance in the Company's restructuring and impairment reserves for the six months ended June 30, 2001:


                                                                                         Deductions
                                         Balance             Amounts Charged       ---------------------            Balance
Reserve                             December 31, 2000           to Income             Cash         Non-cash      June 30, 2001
-------                             -----------------       -----------------      ----------      --------      -------------
Asset reserves:
    Asset impairment...........         $   161.4                $     4.3          $   --         $  (54.5)        $   111.2
Accrued liabilities:
    Severance and other
       exit costs..............               1.2                       .3             (.8)              --                .7
    Finance lease residual
       value write-down........                --                      4.1              --             (4.1)               --
                                        ---------                ---------          ------         --------         ---------
                                        $   162.6                $     8.7          $  (.8)        $  (58.6)        $   111.9
                                        =========                =========          ======         ========         =========


         The following summarizes the components of the $8.7 million amount charged to income during the six months ended June 30, 2001:

                                        Net Gain on            Additional Impairment
                                      Sold Properties                Charges                   Other            Total
                                      ---------------         ----------------------         ---------      -------------
Asset reserves:
    Asset impairment.........            $   (1.0)                  $     5.3                $    --         $    4.3
Accrued liabilities:
    Severance and other
       exit costs............                  --                          --                     .3               .3
    Finance lease residual
       value write-down......                  --                          --                    4.1              4.1
                                         --------                   ---------                -------         --------
                                         $   (1.0)                  $     5.3                $   4.4         $    8.7
                                         ========                   =========                =======         ========

         During the three months ended June 30, 2001, the Company recognized an additional impairment charge totaling $5.3 million based on the re-evaluation of the fair value of certain properties. Additionally, the Company recognized an impairment charge totaling $4.1 million associated with the deterioration in residual values of finance lease receivables. The Company discontinued writing finance leases in mid-1999 and the majority of the leases terminate in late 2001.

NON-OPERATING INCOME (EXPENSE)

FLOORPLAN INTEREST EXPENSE

         Floorplan interest expense was $35.1 million and $81.0 million for the three and six months ended June 30, 2001, respectively compared to $51.5 million and $99.0 million for the three and six months ended June 30, 2000. The decrease was due to lower floorplan debt associated with lower inventory levels as well as reduced floorplan borrowing rates. The Company plans to maintain lower levels of inventory which coupled with lower interest rates should result in decreased floorplan interest expense this year.

OTHER INTEREST EXPENSE

         Other interest expense was incurred primarily on borrowings under revolving credit facilities. Other interest expense was $8.4 million and $19.4 million for the three and six months ended June 30, 2001, respectively, compared to $10.4 million and $22.4 million for the three and six months ended June 30, 2000. The decrease was due to lower average borrowings as well as lower interest rates.

INTEREST INCOME

         Interest income was $2.2 million and $3.6 million for the three and six months ended June 30, 2001, respectively compared to $4.9 million and $8.7 million for the three and six months ended June 30, 2000. The decrease is primarily the result of lower average cash and investment balances.

INCOME TAXES

         The provision for income taxes from continuing operations was $55.2 million and $92.6 million for the three and six months ended June 30, 2001, respectively, compared to $57.9 million and $96.7 million for the three and six months ended June 30, 2000. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

FINANCIAL CONDITION

         At June 30, 2001, the Company had $26.1 million of unrestricted cash and cash equivalents and $396.0 million drawn under a multi-year unsecured revolving credit facility which provided $1.0 billion of financing and was scheduled to mature April 2002. This facility was repaid in full and terminated on August 10, 2001. Another facility provided $250.0 million of borrowing capacity until its termination on June 29, 2001. On August 10, 2001, the Company entered into two new senior secured revolving credit facilities with aggregate capacity of $500.0 million. One facility is a 364-day revolving credit facility which provides borrowings up to $200.0 million at a LIBOR-based interest rate. The other facility provides borrowings up to $300.0 million at a LIBOR-based interest rate and has a five-year term. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company and are guaranteed by substantially all of the Company's subsidiaries.

         On August 1, 2001, the Company sold $450.0 million of 9.0% senior unsecured notes due August 1, 2008 at a price of 98.731% of face value. The notes are guaranteed by substantially all of the Company's subsidiaries.

         The Company used the net proceeds of the offering and borrowings under the new revolving credit facilities to repay outstanding amounts under the $1.0 billion revolving credit facility and certain other debt and will use any additional amounts to finance capital expenditures, strategic acquisitions, working capital and other general corporate purposes.

         In June 2001, the Company entered into a mortgage facility with an automotive manufacturer's captive finance subsidiary with an aggregate capacity of $150.0 million. As of June 30, 2001, the amount outstanding under this mortgage facility was $116.7 million. The facility has a ten-year term, bears interest at a LIBOR-based rate and is secured by mortgages on certain of our dealerships' real property.

         The Company finances vehicle inventory through secured financings, primarily floorplan facilities, with manufacturers' captive finance subsidiaries, as well as independent financial institutions. As of June 30 2001, capacity was approximately $3.5 billion.

         The Company securitizes installment loan receivables through a $1.0 billion commercial paper warehouse facility with unrelated financial institutions. The warehouse facility has a renewable 364-day term and requires an annual securitization transaction to reduce the net pool balance. During the six months ended June 30, 2001, the Company sold installment loan receivables of $343.6 million under this program, net of retained interests. At June 30, 2001, $776.8 million was outstanding under this program, net of retained interests.

         The Company also securitizes installment loan receivables through the issuance of asset-backed notes through a non-consolidated special purpose entity under a $2.0 billion shelf registration statement. During the six months ended June 30, 2001, no additional asset-backed notes were issued. At June 30, 2001, $785.1 million was outstanding under this program, net of retained interests. Remaining capacity under this program at June 30 2001 was $521.5 million. The Company is in the process of providing for up to $1.5 billion in additional capacity through a subsequent shelf registration.

         During the three months ended June 30, 2001, the Company repurchased
2.9 million shares of its common stock for an aggregate purchase price of $30.9 million. During the six months ended June 30, 2001, the Company repurchased 15.0 million shares of its common stock for an aggregate purchase price of $129.2 million. Through June 30, 2001, an aggregate of 142.7 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.61 billion, leaving approximately $137.9 million available for share repurchases under the program. The Company will evaluate future share repurchases based on such factors as the market price of its common stock, the potential impact on its capital structure and the expected return on competing uses of capital such as strategic dealership acquisitions and capital investments. The Company's new financing arrangements contain certain limitations on share repurchases. Such limitations, however, are not expected to impact the share repurchases under the Company's existing share repurchase program.

         In connection with the ANC Rental spin-off, the Company agreed to continue to provide ANC Rental with guarantees and credit enhancements with respect to certain financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC and Mitsubishi Motor Sales of America, Inc. The Company receives fees for providing these guarantees commensurate with market rates.
The Company also entered into certain agreements with ANC Rental in connection with the spin-off, including a separation and distribution agreement and a tax sharing agreement. ANC Rental reported an aggregate net loss for 2000 of $2.0 million, including a net loss of $44.0 million in the fourth quarter of 2000, and recently reported a net loss of $56.6 million for the six months ended June 30, 2001. ANC Rental also announced that it expects to report a substantial loss for the full year of 2001. Accordingly, a failure by ANC Rental to meet its obligations could have a material adverse effect on the Company's business, financial condition, consolidated results of operations and cash flows.

         At June 30, 2001 and December 31, 2000, the Company had $885.0 million and $877.2 million, respectively, of net deferred tax liabilities. The Company provides for deferred income taxes in its unaudited condensed consolidated financial statements to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Over the past four years, the Company has engaged in certain transactions that are of a type that the Internal Revenue Service has recently indicated it intends to challenge. A significant amount of the Company's deferred tax liabilities related to these transactions. The Company believes that its tax returns appropriately reflect such transactions. At the present time, the Company is unable to predict the outcome of any challenge if the IRS determines to challenge the tax reporting of such transactions. An unfavorable settlement or adverse resolution of these matters could have a material adverse effect on the Company's financial condition, results of operations, cash flows and assets.

         The Company believes that it has sufficient operating cash flow and other financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents decreased by $56.1 million and $81.2 million during the six months ended June 30, 2001 and 2000, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities was $492.5 million and $90.1 million during the six months ended June 30, 2001 and 2000, respectively.

         Cash flows from operating activities include purchases of vehicle inventory which are separately financed through secured floorplan facilities. Accordingly, the Company measures its operating cash flow including net (payments)/proceeds under these secured vehicle financings which totaled ($298.9) million and $141.9 million during the six months ended June 30, 2001 and 2000, respectively. Including net (payments)/proceeds under these secured vehicle financings, the Company generated operating cash flow of $193.6 million and $232.0 million during the six months ended June 30, 2001 and 2000, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for capital additions, business acquisitions and divestitures, property dispositions, net activity of installment loan receivables and other transactions as further described below.

         Capital expenditures were $52.8 million and $52.9 million during the six months ended June 30, 2001 and 2000, respectively.

         Funding of installment loan receivables, net of collections, totaled $345.1 million and $308.1 million for the six months ended June 30, 2001 and 2000, respectively. Related proceeds from securitization of installment loan contracts were $369.0 million and $367.8 million for the six months ended June 30, 2001 and 2000, respectively.

         Cash used in business acquisitions was $33.2 million and $192.3 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash used in business acquisitions was primarily due to the effect of a planned reduction in acquisition activity for 2001.

         The Company intends to finance capital expenditures, business acquisitions and funding of installment loan receivables through cash flow from operations, revolving credit facilities, asset-backed securitized facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the six months ended June 30, 2001 and 2000 consisted of revolving credit and vehicle floorplan financings and payments, repayments of acquired debt and treasury stock purchases.

         During the six months ended June 30, 2001 and 2000, the Company spent approximately $129.2 million and $106.9 million, respectively, to repurchase shares of common stock under the Company's Board approved share repurchase programs.

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

FORWARD-LOOKING STATEMENTS

         The Company's business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of its common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by the Company or by its authorized officers on the Company's behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends for its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and it sets forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that the Company's forward-looking statements speak only as of the date of this Form 10-Q or when made and the Company undertakes no duty or obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations, plans, intentions and projections reflected in its forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

         The risks, uncertainties and other factors that the Company's stockholders and prospective investors should consider include, but are not limited to, the following: the automotive retail industry is cyclical and is highly sensitive to changing economic conditions; the Company is in the midst of an industry and general economic slowdown that could materially adversely impact its business; the Company is substantially dependent on vehicle manufacturers; the Company is subject to restrictions imposed by vehicle manufacturers; the Company is subject to extensive governmental regulation; the Company is subject to numerous legal and administrative proceedings; the Company may be required to perform under certain credit enhancements and guarantees with respect to ANC Rental Corporation; the Company has engaged in certain transactions that may be challenged by the IRS and may have a material adverse effect on our results of operations, cash flows and assets; the Company faces significant competition in the automotive retail industry; the Company needs substantial capital; the Company may not be able to successfully execute its strategy; the Company may have difficulty expanding through acquisitions of franchised automotive dealerships in its key markets; the loss of key personnel could affect the Company's operations; the Company is subject to residual value risk and consumer credit risk in connection with its lease portfolio; the Company's new credit facilities and senior notes contain numerous financial and operating covenants that place certain restrictions on the Company; and the Company is also subject to consumer credit risk in connection with its installment receivables portfolio. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for additional discussion of the foregoing risk factors.

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

         The Company uses interest rate swap agreements to manage the impact of interest rate changes on borrowings under the Company's variable rate vehicle inventory and revolving credit facilities. At June 30, 2001, the Company had no derivatives hedging corporate debt with variable interest rate exposure.

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors at the same strike price with an aggregate notional amount of $824.4 million contractually maturing through 2007, which effectuate a variable to fixed rate swap at a weighted average rate of 5.95%. In addition in 2001, the Company has entered into a series of forward starting swaps with a maximum aggregate notional amount of $124.5 million contractually maturing through 2007 which effectuate a fixed to variable rate swap at a weighted average rate of 5.49%. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In October 2000, the California Department of Motor Vehicles ("California DMV") brought action against one of the Company's California dealerships for alleged customer fraud as well as several other claims. (This matter was previously discussed in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.) In April 2001, the California DMV action and a related action by the State of California were settled. As part of the settlement, the dealership closed its sales operations for six days, agreed to provide restitution to certain customers in the estimated amount of approximately $1.0 million and paid $1.1 million in fines, penalties and costs. Three purported civil class actions and other related lawsuits and claims have been filed or made against the dealership based on the allegations underlying the California DMV case.

         In an action filed in Florida state court in 1999, a wholly-owned subsidiary of the Company was accused of violating among other things the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company's used vehicle megastores. (This matter was previously discussed in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.) In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida's Fourth District Court of Appeals upheld the certification of the class.

         The Company intends to vigorously defend itself and assert available defenses with respect to each of the foregoing matters. Further, the Company has certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         The Company is also a party to numerous other legal proceedings that arose in the conduct of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on its business, financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2001 Annual Meeting of Stockholders on May 17, 2001, the stockholders of the Company voted upon and elected the following directors and approved and adopted the following proposal:


           (A)    Director Nominee                  Votes Cast For          Votes Withheld
                  ----------------                  --------------          --------------
                  H. Wayne Huizenga                  310,289,405              4,085,845
                  Mike Jackson                       311,489,492              2,885,758
                  Harris W. Hudson                   312,714,246              1,661,004
                  Robert J. Brown                    312,715,987              1,659,263
                  J.P. Bryan                         312,721,749              1,653,501
                  Rick L. Burdick                    312,726,312              1,648,938
                  Michael G. DeGroote                312,702,951              1,672,299
                  George D. Johnson, Jr.             312,717,449              1,657,801
                  John J. Melk                       312,721,893              1,653,357
                  Irene B. Rosenfeld                 312,706,033              1,669,217

           (B) To ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for 2001 (314,021,264 votes were cast for this matter, 237,578 votes were cast against this matter, there were 116,558 abstentions and there were no broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None

     (b) Reports on Form 8-K: None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUTONATION, INC.


                                       By: /s/ Patricia A. McKay
                                           -------------------------------------
                                           Patricia A. McKay
                                           Senior Vice President-Finance
                                           (Principal Accounting Officer)

Date: August 14, 2001