Form 10-Q
period 2001-09-30
AUTONATION INC /FL
filed 2001-11-01
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

        Yes [X]  No [ ]

        On October 26, 2001 the registrant had 324,967,303 outstanding shares of common stock, par value $.01 per share.

                                AUTONATION, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheets as
            of September 30, 2001 and December 31, 2000..........................      3

         Unaudited Condensed Consolidated Income Statements
            for the Three and Nine Months Ended September 30, 2001 and 2000......      4

         Unaudited Condensed Consolidated Statement of Shareholders'
            Equity for the Nine Months Ended September 30, 2001..................      5

         Unaudited Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2001 and 2000................      6

         Notes to Unaudited Condensed Consolidated Financial Statements..........      7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS............................................     19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............     30



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.......................................................     31

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................     32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            2001                2000
                                                                        -----------         -----------
                                               ASSETS
Current assets:
   Cash and cash equivalents ..................................         $      89.1         $     84.6
   Receivables, net ...........................................               980.2            1,126.7
   Inventory ..................................................             2,248.8            2,774.4
   Other current assets .......................................                64.6               67.0
                                                                        -----------         ----------

         Total Current Assets .................................             3,382.7            4,052.7
INVESTMENTS, INCLUDING RESTRICTED ASSETS ......................               226.8              199.6
PROPERTY AND EQUIPMENT, NET ...................................             1,545.3            1,538.1
INTANGIBLE ASSETS, NET ........................................             2,881.1            2,920.2
OTHER ASSETS ..................................................               117.2              156.7
                                                                        -----------         ----------
        Total Assets ..........................................         $   8,153.1         $  8,867.3
                                                                        ===========         ==========


                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable ....................................         $   1,921.2         $  2,454.0
   Accounts payable ...........................................               141.2              143.2
   Notes payable and current maturities of
     long-term debt ...........................................                 8.3                6.8
   Other current liabilities ..................................               572.3              574.6
                                                                        -----------         ----------

         Total Current Liabilities ............................             2,643.0            3,178.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES .....................               611.3              850.4
DEFERRED INCOME TAXES .........................................               890.9              877.2
OTHER LIABILITIES .............................................               129.4              118.6
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
     5,000,000 shares authorized; none issued .................                  --                 --
   Common stock, par value $.01 per share;
     1,500,000,000 shares authorized;
     475,912,937 and 475,559,195 shares
     issued including shares held in
       treasury, respectively .................................                 4.8                4.8
   Additional paid-in capital .................................             4,666.5            4,664.7
   Retained earnings ..........................................               874.7              649.3
   Accumulated other comprehensive income .....................                 2.0                1.0
   Treasury stock, at cost; 148,719,609 and
     127,473,709 shares held, respectively ....................            (1,669.5)          (1,477.3)
                                                                        -----------         ----------

        Total Shareholders' Equity ............................             3,878.5            3,842.5
                                                                        -----------         ----------
        Total Liabilities and Shareholders' Equity ............         $   8,153.1         $  8,867.3
                                                                        ===========         ==========


           The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                ---------------------------     -----------------------------
                                                                    2001            2000             2001             2000
                                                                -----------     -----------     ------------     ------------

REVENUE ....................................................... $   5,011.5     $   5,338.1     $   14,840.6     $   15,907.8
COST OF OPERATIONS ............................................     4,252.2         4,560.7         12,588.2         13,594.3
                                                                -----------     -----------     ------------     ------------

GROSS MARGIN ..................................................       759.3           777.4          2,252.4          2,313.5
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..................       554.8           547.3          1,649.4          1,650.4
DEPRECIATION ..................................................        18.0            14.6             50.0             42.4
AMORTIZATION ..................................................        20.4            20.4             60.8             58.7
RESTRUCTURING AND IMPAIRMENT EXPENSE (RECOVERY), NET ..........         (.6)           (2.2)             8.1             (2.2)
OTHER GAINS ...................................................         (.3)             --            (19.3)              --
                                                                -----------     -----------     ------------     ------------

OPERATING INCOME ..............................................       167.0           197.3            503.4            564.2

FLOORPLAN INTEREST EXPENSE ....................................       (26.8)          (47.8)          (107.8)          (146.8)
OTHER INTEREST EXPENSE ........................................       (11.2)          (13.8)           (30.6)           (36.2)
INTEREST INCOME ...............................................         2.5             3.0              6.1             11.7
OTHER INCOME (EXPENSE), NET ...................................        (1.6)           10.3             (2.4)            14.1
                                                                -----------     -----------     ------------     ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .........       129.9           149.0            368.7            407.0
PROVISION FOR INCOME TAXES ....................................        50.7            55.9            143.3            152.6
                                                                -----------     -----------     ------------     ------------

INCOME FROM CONTINUING OPERATIONS .............................        79.2            93.1            225.4            254.4
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES ......          --              --               --              1.8
                                                                -----------     -----------     ------------     ------------

NET INCOME .................................................... $      79.2     $      93.1     $      225.4     $      256.2
                                                                ===========     ===========     ============     ============

BASIC EARNINGS PER SHARE:
      Continuing operations ................................... $       .24     $       .26     $        .67     $        .70
      Discontinued operations .................................          --              --               --              .01
                                                                -----------     -----------     ------------     ------------

      Net income .............................................. $       .24     $       .26     $        .67     $        .71
                                                                ===========     ===========     ============     ============

      Weighted-average common shares outstanding ..............       331.2           361.3            336.5            363.2
                                                                ===========     ===========     ============     ============

DILUTED EARNINGS PER SHARE:
      Continuing operations ................................... $       .24    $        .26     $        .67     $        .70
      Discontinued operations .................................          --              --               --              .01
                                                                -----------     -----------     ------------     ------------

      Net income .............................................. $       .24     $       .26     $        .67     $        .71
                                                                ===========     ===========     ============     ============

      Weighted-average common shares outstanding ..............       333.4           361.3            338.2            363.4
                                                                ===========     ===========     ============     ============


        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                  (IN MILLIONS)


                                                                                   ACCUMULATED
                                                       ADDITIONAL                    OTHER
                                           COMMON       PAID-IN      RETAINED     COMPREHENSIVE    TREASURY
                                            STOCK       CAPITAL      EARNINGS       INCOME           STOCK           TOTAL
                                           -------    -----------    --------     -------------    ---------       ---------
BALANCE AT DECEMBER 31, 2000 ......        $4.8        $4,664.7       $649.3          $1.0         $(1,477.3)      $3,842.5
     Purchases of treasury stock ..          --              --           --            --            (192.2)        (192.2)
     Exercise of stock options
       and warrants ...............          --             2.5           --            --                --            2.5
     Other comprehensive income ...          --              --           --           1.0                --            1.0
     Other ........................          --             (.7)          --            --                --            (.7)
     Net income ...................          --              --        225.4            --                --          225.4
                                           ----        --------       ------          ----         ---------       --------

BALANCE AT SEPTEMBER 30, 2001 .....        $4.8        $4,666.5       $874.7          $2.0         $(1,669.5)      $3,878.5
                                           ====        ========       ======          ====         =========       ========




        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    -------------------------
                                                                       2001            2000
                                                                    ---------       ---------
CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income ..............................................        $   225.4       $   256.2
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ........................            110.8           101.1
      Amortization of debt issue costs and discounts .......              1.0             1.3
      Deferred income tax provision ........................             14.3            53.4
      Non-cash restructuring and impairment charges, net ...              8.1            (2.2)
      Other gains ..........................................            (19.3)             --
      Gain on sale of marketable securities, net ...........              (.3)          (19.3)
      Income from discontinued operations ..................               --            (1.8)
      Other ................................................             (2.1)           (1.7)
      Changes in assets and liabilities, net of effects
         from business combinations:
            Receivables ....................................             60.8           (66.0)
            Inventory ......................................            472.9           357.8
            Other assets ...................................              7.2           (38.6)
            Floorplan notes payable ........................           (493.0)         (231.8)
            Accounts payable and accrued liabilities .......            (19.6)         (163.7)
            Other liabilities ..............................             43.2            86.2
                                                                    ---------       ---------
                                                                        409.4           330.9
                                                                    ---------       ---------

CASH PROVIDED BY INVESTING ACTIVITIES:
   Purchases of property and equipment .....................            (86.3)          (82.8)
   Proceeds from sale of property and equipment
      and assets held for sale .............................             78.0           112.7
   Funding of installment loan receivables, net of
      collections ..........................................           (444.2)         (451.4)
   Proceeds from sales of installment loan
      receivables ..........................................            514.0           585.1
   Net changes in restricted cash ..........................            110.7           (63.4)
  Purchases of restricted investments ......................           (152.1)            (.8)
   Sales of restricted investments .........................             14.2            82.7
   Cash used in business acquisitions, net of
      cash acquired ........................................            (83.2)         (242.8)
   Cash received from business divestitures ................             61.2            77.5
   Other ...................................................              3.3             (.5)
                                                                    ---------       ---------
                                                                         15.6            16.3
                                                                    ---------       ---------

CASH USED IN FINANCING ACTIVITIES:
   Net payments under revolving credit facilities ..........           (615.0)             --
   Purchases of treasury stock .............................           (187.2)         (110.7)
   Proceeds from sale leaseback financing ..................               --            52.1
   Payments of notes payable and long-term debt ............            (55.5)         (168.8)
   Proceeds from issuance of unsecured senior notes ........            434.7              --
   Other ...................................................              2.5             1.2
                                                                    ---------       ---------
                                                                       (420.5)         (226.2)
                                                                    ---------       ---------

CASH PROVIDED BY CONTINUING OPERATIONS .....................              4.5           121.0
CASH USED IN DISCONTINUED OPERATIONS .......................               --          (223.4)
                                                                    ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........              4.5          (102.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD,
   INCLUDING CASH AND CASH EQUIVALENTS OF
   DISCONTINUED OPERATIONS OF $17.4 IN 2000 ................             84.6           238.2
                                                                    ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................        $    89.1       $   135.8
                                                                    =========       =========


        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


1.      INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements include the accounts of AutoNation, Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading in any material respect.

        Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

        As discussed in Note 14, Discontinued Operations, the Company's former automotive rental businesses, organized under ANC Rental Corporation ("ANC Rental"), have been accounted for as discontinued operations in the accompanying unaudited condensed consolidated financial statements and accordingly, the operating results of ANC Rental for the periods prior to disposition have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements presented.

        In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period.


2.      INVENTORY AND FLOORPLAN NOTES PAYABLE

        Inventory consists of the following:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2001             2000
                                               -------------    ------------

New vehicles...............................       $1,759.1        $2,301.0
Used vehicles..............................          338.4           317.9
Parts, accessories and other...............          151.3           155.5
                                                  --------        --------
                                                  $2,248.8        $2,774.4
                                                  ========        ========

         At September 30, 2001 and December 31, 2000, floorplan notes payable totaled $1.92 billion and $2.45 billion, respectively. The Company finances vehicle inventory through secured floorplan facilities at a LIBOR-based rate of interest with manufacturers' captive finance subsidiaries, as well as independent financial institutions. As of September 30, 2001, capacity under the floorplan credit facilities was approximately $3.50 billion.

3.      INVESTMENTS

        Investments consist of the following:

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   2001              2000
                                               -------------     ------------

Restricted cash and investments............      $   195.4        $   160.8
Marketable securities......................            3.7              5.2
Equity method investments..................           27.7             33.6
                                                 ---------        ---------
                                                 $   226.8        $   199.6
                                                 =========        =========

         At September 30, 2001, $195.4 million of cash and investments are restricted under certain insurance programs. These investments consist primarily of marketable corporate and government debt securities that are classified as available-for-sale.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


4.       NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consist of the following:

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               2001               2000
                                                           -------------      ------------

Revolving credit facilities ......................            $     --           $  615.0
Senior unsecured notes, net of unamortized
    discount of $5.6 million .....................               444.4                 --
Other debt .......................................               175.2              242.2
                                                              --------           --------
                                                                 619.6              857.2
Less:  current portion ...........................                (8.3)              (6.8)
                                                              --------           --------

         Long-term debt, net of current maturities            $  611.3           $  850.4
                                                              ========           ========


         The Company had a multi-year unsecured revolving credit facility which provided $1.0 billion of financing and was scheduled to mature in April 2002. This facility was repaid in full and terminated on August 10, 2001. Another facility provided $250.0 million of borrowing capacity until its termination on June 29, 2001. On August 10, 2001, the Company entered into two new senior secured revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate. The five-year facility provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company's dealerships, and are guaranteed by substantially all of the Company's subsidiaries.

         On August 10, 2001, the Company sold $450.0 million of 9.0% senior unsecured notes due August 1, 2008 at a price of 98.731% of face value. The notes are guaranteed by substantially all of the Company's subsidiaries. The Company used the net proceeds of the offering to repay outstanding amounts under the $1.0 billion revolving credit facility and certain other debt. The Company will use any remaining proceeds as well as any amounts drawn under the new revolving credit facilities for capital expenditures, strategic acquisitions, working capital and other general corporate purposes.

         Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

         At September 30, 2001, the Company had $116.0 million outstanding under a mortgage facility with an automotive manufacturer's captive finance subsidiary. This facility has a ten-year term and an aggregate capacity of $150.0 million. In October 2001, the Company entered into another mortgage facility with a separate automotive manufacturer's captive finance subsidiary with a five-year term and an aggregate capacity of $150.0 million. Both facilities bear interest at a LIBOR-based interest rate and are secured by mortgages on certain of the Company's dealerships' real property.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         The Company's new credit facilities and the indenture for the Company's senior notes contain numerous customary financial and operating covenants that place certain restrictions on the Company, including the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases), acquisitions or investments, and to dispose of certain assets and merge or consolidate with other entities. The new credit facilities and the indenture also require the Company to meet certain customary financial ratios and tests.


5.       SHAREHOLDERS' EQUITY

         During the three months ended September 30, 2001, the Company repurchased 6.2 million shares of its common stock for an aggregate purchase price of $63.1 million. During the nine months ended September 30, 2001, the Company repurchased 21.2 million shares of its common stock for an aggregate purchase price of $192.2 million. Through September 30, 2001, an aggregate of
148.9 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.67 billion, leaving approximately $74.9 million available for share repurchases under the programs. In October 2001, the Company's Board of Directors authorized an additional $250.0 million share repurchase program.

6.       INCOME TAXES

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

7.       EARNINGS PER SHARE

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

         The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         ------------------             -------------------
                                                                           2001       2000               2001         2000
                                                                          ------     ------             ------      -------
Weighted-average common shares outstanding used to
  calculate basic earnings per share.........................              331.2      361.3              336.5       363.2
Effect of dilutive options and warrants......................                2.2         --                1.7          .2
                                                                           -----      -----              -----       -----
Weighted-average common and common equivalent shares used to
  calculate diluted earnings per share.......................              333.4      361.3              338.2       363.4
                                                                           =====      =====              =====       =====

         At September 30, 2001 and 2000, the Company had approximately 58.5 million and 57.2 million stock options outstanding, respectively, of which 47.2 million and 56.9 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

8.       COMPREHENSIVE INCOME

         Comprehensive income (loss) is as follows:

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                 ------------------------                ---------------------
                                                  2001             2000                    2001          2000
                                                 ------           -------                -------       -------

Net income..................................     $ 79.2           $  93.1                $ 225.4       $ 256.2
Other comprehensive income (loss)...........        1.8              (2.7)                   1.0           1.3
                                                 ------           -------                -------       -------

Comprehensive income........................     $ 81.0           $  90.4                $ 226.4       $ 257.5
                                                 ======           =======                =======       =======


9.       BUSINESS ACQUISITIONS AND DIVESTITURES

         Businesses acquired through September 30, 2001 are accounted for under the purchase method of accounting and are included in the unaudited condensed consolidated financial statements from the date of acquisition.

         During the nine months ended September 30, 2001 and 2000, the Company acquired various automotive retail businesses. The Company paid approximately $72.7 million and $122.5 million, respectively, in cash for these acquisitions as part of its acquisition strategy to target single dealerships or dealership groups in key existing markets. During the nine months ended September 30, 2001 and 2000, the Company also paid approximately $10.5 million and $120.3 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

         The preliminary purchase price allocations for business combinations relating to continuing operations for the nine months ended September 30, were as follows:

                                                                2001              2000
                                                              -------           -------
Property and equipment..................................      $  27.0           $   7.0
Intangible and other assets.............................         41.8             120.1
Working capital.........................................          4.3              67.7
Debt assumed............................................          (.8)            (69.9)
Other...................................................           .4              (2.4)
                                                              -------           -------

Cash used in acquisitions, net of cash acquired.........      $  72.7           $ 122.5
                                                              =======           =======

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         In the normal course of business, the Company will periodically divest of dealerships that do not meet certain operational, financial, and strategic criteria. In April 2001, the Company completed the sale of its Flemington dealer group, resulting in a pre-tax gain of $19.1 million which was included in Other Gains in the accompanying 2001 Unaudited Condensed Consolidated Income Statements. Revenue for the operations disposed or to be disposed was $147.5 million and $774.0 million during the nine months ended September 30, 2001 and 2000, respectively. Operating income (loss) for the operations disposed or to be disposed was ($.2) million and $20.6 million for the nine months ended September 30, 2001 and 2000, respectively.

10.      INSTALLMENT LOAN RECEIVABLES AND ASSET SECURITIZATIONS

         The Company securitizes installment loan receivables through a $625.0 million commercial paper warehouse facility with unrelated financial institutions. In September 2001, the Company decreased the capacity of the commercial paper warehouse facility from $1.0 billion to $625.0 million. The warehouse facility has a renewable 364-day term and requires an annual securitization transaction to reduce the outstanding indebtedness. During the nine months ended September 30, 2001, the Company sold installment loan receivables of $397.5 million under this program, net of retained interests. At September 30, 2001, $75.4 million was outstanding under this program, net of retained interests.

         The Company also securitizes installment loan receivables through a non-consolidated special purpose entity, which issues asset-backed notes. In September 2001, the Company completed a subsequent shelf registration providing an additional $1.5 billion in capacity which, when added to the previous remaining shelf capacity of $521.5 million, brought total capacity to $2.0 billion. Subsequently, in September 2001, a securitization for $850.0 million was completed and the proceeds from these notes were used to refinance installment loans under the warehouse facility and additional loans held by the Company. The Company provides credit enhancements related to these notes in the form of a 1% over-collateralization, a reserve fund and a third party surety bond. These transactions typically result in the recording of a securization asset in the form of an interest-only strip, which represents the present value of the estimated future residual cash flows from securitized receivables. Interest-only strips are carried at fair value. Certain of the Company's interest-only strips are marked to fair value with unrealized gains or losses being recorded directly to income. Other of the Company's interest-only strips are marked to fair value with unrealized gains or losses being recorded through other comprehensive income unless an other-than-temporary impairment occurs in the valuation of the interest-only strip, in which case the impairment is recorded directly to income.

         For the nine months ended September 30, 2001 and 2000, the Company recognized pre-tax gains (losses) of $7.0 million and ($.4) million, respectively, on the securitization of installment loan receivables which has been included in Revenue in the accompanying Unaudited Condensed Consolidated Income Statements. At September 30, 2001, $1.5 billion in asset-backed notes were outstanding and there is an additional $1.2 billion authorized to be issued under the current shelf registration.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         The key economic assumptions used in measuring the retained interests and initial gains or losses at the date of securitization resulting from securitizations completed during the nine months ended September 30, 2001 were as follows:

     Description:                                                      Assumption(1)
                                                                       -------------

     Voluntary prepayment speed (ABS).......................               1.15%
     Weighted-average life (in years).......................               1.80
     Expected credit losses (annual rate)...................               1.17%
     Discount rate on residual cash flows (annual rate).....               7.96%
     Yield (annual interest rate on receivables)............              11.30%
     Rate to investors (annual rate)........................               4.38%

(1) The weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.


         At September 30, 2001, the carrying value (current fair value) of retained interests in securitized installment loans was $146.0 million which is included in Receivables, net, in the Unaudited Condensed Consolidated Balance Sheet. Included in retained interests in securitized installment loans are interest-only strips valued at $101.9 million with a weighted-average life of 1.50 years. At September 30, 2001, the sensitivity of the current fair value of the residual cash flows to immediate 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a ten percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of residual cash flows is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the disclosed estimated fair values should not be considered indicative of future earnings on these assets. The current rate assumptions below reflect the expected performance of the total loans securitized as of September 30, 2001.


                                                                                  $ Effect on Interest-only Strip of
                                                                                  ----------------------------------
                                                                   Current          10% Change          20% Change
                                                               Rate Assumption     in Assumption      in Assumption
                                                               ---------------     -------------      -------------
      Voluntary prepayment speed (ABS)....................          1.15%                $3.4               $ 6.9
      Expected credit losses (annual rate)................          1.33%                $2.5               $ 5.0
      Discount rate on residual cash flows (annual rate)..          7.12%                $1.2               $ 2.4
      Variable rate to warehouse investors (annual rate)..          5.12%                $ .6               $ 1.2


         As of September 30, 2001, the Company had expected static pool credit losses on its total portfolio of 2.86%.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         The rate at which the Company is originating loans has slowed during 2001 due to the implementation of more restrictive credit policies and, more recently, unprecedented levels of financing incentives being offered by vehicle manufacturers. In addition, eroding consumer confidence, increasing unemployment, and the risk of a further softening economy could increase consumer credit risk. As such, the Company is currently considering strategic alternatives to its consumer loan origination business. Management believes that its retained interests in securitized installment loans of $146.0 million as of September 30, 2001 are fairly stated. However, a change in strategy regarding the Company's consumer loan origination business and/or a continuation or worsening in the economic factors mentioned above could have a material adverse impact on the value of these retained interests.

11.      DERIVATIVE FINANCIAL INSTRUMENTS

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

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors at the same strike price with an aggregate notional amount of $84.6 million contractually maturing through 2007 which effectuate a variable to fixed rate swap at a weighted-average rate of 4.85%. During 2001, the Company has entered into a series of forward starting swaps with a maximum aggregate notional amount of $14.0 million contractually maturing through 2007 which effectuate a fixed to variable rate swap at a weighted-average rate of 5.51%. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

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

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         As of January 1, 2001, the Company recorded its embedded derivative instrument and its caps and floors on its balance sheet which resulted in an increase to assets and liabilities of approximately $14.3 million with an immaterial effect to earnings.

         The Company records the gains and losses from its embedded derivative contracts and other derivatives as a component of revenue. The fair value of the derivative contracts is included in other assets and other liabilities in the accompanying unaudited condensed consolidated balance sheets, as applicable.

         During the nine months ended September 30, 2001, the Company recorded a net loss of $.3 million representing the change in fair value of its embedded derivative contracts offset by the change in fair value of its other derivative instruments.

12.      RESTRUCTURING AND IMPAIRMENT EXPENSE (RECOVERY), NET

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of the following major components: (1) exiting the used vehicle megastores business and (2) reducing the corporate workforce automotive. The restructuring plan also included divesting of certain non-core franchised automotive dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999. These pre-tax charges included $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consisted of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments.

         Closed megastores and other properties, including closed lease properties, are being disposed of through sales to third parties. At September 30, 2001, properties with total net asset value of $87.2 million remain to be sold of the $285.3 million identified as part of the restructuring plan. These properties continue to be aggressively marketed. Their ultimate disposition is expected to be completed in 2002.

         The following summarizes the activity and remaining balance in the Company's restructuring and impairment reserves for the nine months ended September 30, 2001:


                                                                                          Deductions
                                         Balance              Amounts Charged      -----------------------           Balance
Reserve                             December 31, 2000            to Income           Cash         Non-cash     September 30, 2001
-------                             -----------------         ---------------      ---------      --------     ------------------
Asset reserves:
    Asset impairment...........         $   161.4                 $    3.7          $   --         $ (73.9)         $   91.2
Accrued liabilities:
    Severance and other
       exit costs..............               1.2                       .3             (.9)             --                .6
    Finance lease residual
       value write-down........                --                      4.1              --            (4.1)               --
                                        ---------                 --------          ------         -------          --------
                                        $   162.6                 $    8.1          $  (.9)        $ (78.0)         $   91.8
                                        =========                 ========          ======         =======          ========

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


         The following summarizes the components of the $8.1 million charged to income during the nine months ended September 30, 2001:


                                        Net Gain on            Additional Impairment
                                      Sold Properties                Charges                  Other            Total
                                      ---------------         ----------------------         --------        --------
Asset reserves:
    Asset impairment.........           $    (1.6)                  $     5.3                $     --        $    3.7
Accrued liabilities:
    Severance and other
       exit costs............                  --                          --                      .3              .3
    Finance lease residual
       value write-down......                  --                          --                     4.1             4.1
                                        ---------                   ---------                --------        --------
                                        $    (1.6)                  $     5.3                $    4.4        $    8.1
                                        =========                   =========                ========        ========

         During the nine months ended September 30, 2001, the Company recognized an additional impairment charge totaling $5.3 million based on the re-evaluation of the fair value of certain properties. Additionally, the Company recognized an impairment charge totaling $4.1 million associated with the deterioration in residual values of finance lease receivables. The Company discontinued writing finance leases in mid-1999 and the majority of the leases terminate in late 2001.

         For the nine months ended September 30, 2000, a net $2.2 million was credited to income as restructuring and impairment recovery consisting of a credit of $20.7 million for property placed back into service, $3.4 million net gain on sold properties, and a charge of $21.9 million primarily related to an impairment charge of $16.6 million due to the deterioration in residual values of finance lease receivables.

13.      COMMITMENTS AND CONTINGENCIES

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

         In an action filed in Florida state court in 1999, a wholly-owned subsidiary of the Company was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company's used vehicle megastores. In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida's Fourth District Court of Appeals upheld the certification of the class.

         Many of the Company's Texas dealerships have been named in three class action suits brought against the Texas Automobile Dealer's Association ("TADA") and new vehicle dealerships in Texas that are members of the TADA. The actions allege, among other things, that since January 1994, Texas dealers deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. These cases are currently pending in Texas State courts and federal district court.

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


14.      DISCONTINUED OPERATIONS

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

         In connection with the ANC Rental spin-off, the Company agreed to continue to provide ANC Rental with certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental's behalf. The Company receives fees for providing these guarantees commensurate with market rates. The Company also entered into certain agreements with ANC Rental (the "ANC Rental Agreements") in connection with the spin-off, including a separation and distribution agreement and a tax sharing agreement. ANC Rental reported a net loss for the fourth quarter of 2000 of $44.0 million, resulting in an aggregate net loss for 2000 of $2.0 million, and a net loss of $56.6 million for six months ended June 30, 2001. ANC Rental has announced that, due in part to the terrorist attacks against the United States on September 11, 2001, it has suffered a significant decline in consumer demand for rental cars and that it expects to report a substantial loss for the full year of 2001. ANC Rental also recently indicated that it was under discussions with its creditors and other parties in order to review liquidity options and other financial issues. Additionally, ANC Rental announced that it has reached agreements with its lenders to suspend certain financial covenants under certain credit agreements until November 15, 2001 and to defer until November 30, 2001 a principal payment of $70.0 million due October 1, 2001. If ANC Rental is unable to meet its obligations, the Company will likely be called on to perform under its credit enhancements and guarantees, which could have a material adverse effect on its business, financial condition, cash flows and prospects. ANC Rental has been accounted for as a discontinued operation and, accordingly, the Company expects that payments made by it pursuant to the foregoing credit enhancements and guarantees, if any, would not impact its reported results from continuing operations.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



         Under the existing terms of the motor vehicle lease agreement with Mitsubishi referenced above, ANC Rental currently leases approximately 14,000 vehicles from Mitsubishi and may increase the number of vehicles it leases under the agreement to approximately 27,000. Under this vehicle lease agreement, which expires at the conclusion of the leases for model year 2002 vehicles, ANC Rental is responsible for lease payments that the Company believes are currently between $4.0 million and $5.0 million per month, although such lease payments may increase to approximately $8.0 million per month in the event that ANC Rental maximizes the number of vehicles it leases under the agreement. The Company also believes that ANC Rental typically leases vehicles under this lease agreement for a period of approximately six to nine months per vehicle. Additionally, ANC Rental is responsible for the return of all leased vehicles to Mitsubishi upon the termination of the vehicle lease agreement. Under the real property leases that the Company guarantees, which expire in July 2017, ANC Rental leases twelve parcels of property from Mitsubishi at an aggregate rent of approximately $3.0 million per year. The Company's indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. In addition, in the event of the bankruptcy of ANC Rental, the Company's claims against ANC Rental under the term of the ANC Rental Agreements may be extinguished or unenforceable. These claims could include indemnification rights with respect to payments made by the Company to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. In the event that the Company is called on to perform under the foregoing credit enhancements and guarantees and it has claims under the ANC Rental Agreements that ANC Rental cannot satisfy, the Company estimates that, based on its assessment of the risks involved in each matter, its aggregate obligations under the credit enhancements, guarantees and ANC Rental Agreements could be in the range of $50.0 million to $150.0 million. However, the exposure is difficult to estimate and the Company cannot assure that its aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above.


         Selected statement of operations data for the Company's automotive rental discontinued operations for the nine months ended September 30, 2000 is as follows:

Revenue...........................................................           $ 1,721.2
                                                                             =========

Pre-tax loss......................................................           $   (14.8)
Benefit for income taxes..........................................                (5.8)
                                                                             ---------

Net loss..........................................................                (9.0)
Loss on disposal of segment, net of income taxes..................               (11.3)
Previously estimated and accrued losses, net of income taxes......                22.1
                                                                             ---------
Income from discontinued operations, net of income taxes..........           $     1.8
                                                                             =========

15.      NEW ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001 the Financial Accounting Standards Board (FASB) finalized and issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         The Company has adopted the provisions of SFAS 141 which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

         Although the Company estimates that the changes in goodwill amortization as a result of the adoption of SFAS 142 will result in an estimated $.14 per share increase in 2002 earnings per share, the Company will not be able to determine the ultimate impact of this proposed Statement on its consolidated financial statements until such time as it applies its provisions.

         In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated results of operations.

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


CONSOLIDATED RESULTS OF OPERATIONS

        The following is a summary of the Company's consolidated results of operations both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):


                                         Three Months Ended September 30,                     Nine Months Ended September 30,
                                    --------------------------------------------        -----------------------------------------
                                          2001                      2000                      2001                   2000
                                    ------------------         -----------------        -----------------       -----------------
                                              Diluted                   Diluted                   Diluted                 Diluted
                                                Per                       Per                       Per                     Per
                                     Gross     Share           Gross     Share           Gross     Share         Gross     Share
                                    -------   -------          ------   -------         -------   -------       -------   -------
Income from continuing
   operations................       $  79.2    $  .24          $ 93.1    $  .26         $ 225.4    $  .67       $ 254.4   $  .70
Income from automotive rental
   discontinued operations...            --        --              --        --              --        --           1.8      .01
                                    -------    ------          ------    ------         -------    ------       -------   ------

Net income...................       $  79.2    $  .24          $ 93.1    $  .26         $ 225.4    $  .67       $ 256.2   $  .71
                                    =======    ======          ======    ======         =======    ======       =======   ======


SAME STORE OPERATING DATA

        Historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. Due to the Company's expansion through acquisitions as well as the impact of divestitures, year over year comparisons of reported operating results do not necessarily provide a meaningful representation of internal performance. Accordingly, presented below are operating results for the three and nine months ended September 30, 2001 and 2000 on a same store basis to better represent internal performance.

        The following table sets forth: (1) the components of same store revenue, with component percentages of total revenue; (2) the components of same store gross margin, with gross margin percentages of applicable same store revenue; (3) same store selling, general and administrative expenses; (4) same store performance; and (5) retail vehicle same store unit sales ($ in millions)for the:

                                          Three Months Ended September 30,               Nine Months Ended September 30,
                                     -----------------------------------------    -------------------------------------------

                                       2001         %          2000        %         2001         %           2000        %
                                     ---------    -----     ---------    -----    ----------    -----      ----------   -----
Revenue:
    New vehicle.............         $ 2,874.9     59.6     $ 3,149.5     61.5    $  8,351.7     59.3      $  9,234.3    61.3
    Used vehicle............             943.9     19.6         936.1     18.3       2,774.1     19.7         2,798.5    18.5
    Parts and service.......             590.1     12.2         562.3     11.0       1,723.9     12.3         1,668.0    11.1
    Finance and insurance...             123.3      2.6         110.6      2.1         342.3      2.4           316.5     2.1
    Other...................             287.3      6.0         362.0      7.1         883.2      6.3         1,051.3     7.0
                                     ---------    -----     ---------    -----    ----------    -----      ----------   -----
                                     $ 4,819.5    100.0     $ 5,120.5    100.0    $ 14,075.2    100.0      $ 15,068.6   100.0
                                     =========    =====     =========    =====    ==========    =====      ==========   =====

Gross margin:
    New vehicle.............         $   225.9      7.9     $   261.6      8.3    $    680.8      8.2      $    773.4     8.4
    Used vehicle............             104.1     11.0         104.4     11.2         305.9     11.0           318.3    11.4
    Parts and service.......             255.8     43.4         241.7     43.0         745.4     43.2           711.7    42.7
    Finance and insurance...             123.3    100.0         110.6    100.0         342.3    100.0           316.5   100.0
    Other...................              18.1      6.3          26.4      7.3          54.3      6.1            68.1     6.5
                                     ---------              ---------             ----------               ----------
                                         727.2     15.1         744.7     14.5       2,128.7     15.1         2,188.0    14.5

S,G&A - Store...............             502.3     10.4         489.4      9.5       1,461.3     10.4         1,437.7     9.5
                                     ---------              ---------             ----------               ----------

Store performance...........         $   224.9      4.7     $   255.3      5.0    $    667.4      4.7      $    750.3     5.0
                                     =========              =========             ==========               ==========

Retail vehicle unit sales:
    New vehicle.............           110,000                125,000                317,000                  366,000
    Used vehicle............            63,000                 62,000                184,000                  186,000
                                     ---------              ---------             ----------               ----------
                                       173,000                187,000                501,000                  552,000
                                     =========              =========             ==========               ==========


         Same store revenue was $4.82 billion for the three months ended September 30, 2001 compared to $5.12 billion for the three months ended September 30, 2000, a decrease of 5.9%. Same store revenue was $14.08 billion for the nine months ended September 30, 2001 compared to $15.07 billion for the nine months ended September 30, 2000, a decrease of 6.6%. Same store gross margin was $727.2 million for the three months ended September 30, 2001 compared to $744.7 million for the three months ended September 30, 2000, a decrease of 2.3%. Same store gross margin was $2.13 billion for the nine months ended September 30, 2001 compared to $2.19 billion for the nine months ended September 30, 2000, a decrease of 2.7%. The primary components of same store revenue and gross margin changes are described below.

         New vehicle same store revenue decreased 8.7% to $2.87 billion during the three months ended September 30, 2001 due to a unit volume decrease of 12.0% partially offset by a 3.3% increase in prices. The increase in prices was due in part to a change in product mix. New vehicle same store revenue decreased 9.6% to $8.35 billion during the nine months ended September 30, 2001 due to a unit volume decrease of 13.4% partially offset by a 3.8% increase in prices. Primarily due to the decline in volume and related floorplan assistance which has been impacted by declining interest rates, new vehicle same store gross margin decreased 13.6% to $225.9 million for the three months ended September 30, 2001 and 12.0% to $680.8 million for the nine months ended September 30, 2001.

         The Company's new vehicle sales were impacted by the lower demand experienced in the overall automotive retail industry this year, predominantly in the domestic product lines. New vehicle sales came to a near standstill directly following the terrorist attacks of September 11, 2001. The introduction of significant manufacturer incentives greatly increased the pace of new vehicle sales during October. However, the Company expects that the industry may experience a slower pace of new vehicle sales in November and December. Additionally, the Company currently anticipates that new vehicle sales in the United States will decrease by an estimated 5% to 10% in 2002.

         Used vehicle same store revenue increased .8% to $943.9 million during the three months ended September 30, 2001. Used vehicle same store revenue decreased .9% to $2.77 billion during the nine months ended September 30, 2001. Used vehicle same store gross margin decreased .3% to $104.1 million for the three months ended September 30, 2001 and 3.9% to $305.9 million for the nine months ended September 30, 2001.

         Parts and service same store revenue increased 4.9% to $590.1 million for the three months ended September 30, 2001 and 3.4% to $1.72 billion for the nine months ended September 30, 2001 driven by volume as well as price increases. Parts and service same store gross margin increased 5.8% to $255.8 million for the three months ended September 30, 2001 and 4.7% to $745.4 million for the nine months ended September 30, 2001, as a result of higher revenue coupled with margin expansion of 40 and 50 basis points for the three and nine months ended September 30, 2001, respectively, as a result of the Company's efforts to increase pricing and manage costs.

         Finance and insurance same store revenue and gross margin increased 11.5% to $123.3 million for the three months ended September 30, 2001 and 8.2% to $342.3 million for the nine months ended September 30, 2001. The increase is primarily due to a higher percentage of customers buying finance and insurance products as well as increased pricing.

         Same store other revenue decreased by 20.6% to $287.3 million for the three months ended September 30, 2001 and 16.0% to $883.2 million for the nine months ended September 30, 2001. This revenue decrease primarily reflects a reduction in wholesale revenues due to a decrease in the number of units wholesaled as compared to 2000.

         Same store gross margin as a percentage of same store total revenue was 15.1% for both the three and nine months ended September 30, 2001. This represents a 60 basis point increase as compared to the three and nine months ended September 30, 2000, primarily driven by a shift in revenue mix as lower margin new vehicle revenue represented a smaller component of overall revenue.

         Same store selling, general and administrative expenses were $502.3 million or 10.4% of same store total revenue and $489.4 million or 9.5% of same store total revenue for the three months ended September 30, 2001 and 2000, respectively. Same store selling, general and administrative expenses were $1.46 billion or 10.4% of same store total revenue and $1.44 billion or 9.5% of same store total revenue for the nine months ended September 30, 2001 and 2000, respectively. The increase as a percentage of revenue reflects both the shift in revenue mix as well as increased advertising, compensation, and other miscellaneous expenses.

         Same store performance margins were $224.9 million and $255.3 million or as a percentage of same store total revenue 4.7% and 5.0% for the three months ended September 30, 2001 and 2000, respectively. Same store performance margins were $667.4 million and $750.3 million or as a percentage of same store total revenue 4.7% and 5.0% for the nine months ended September 30, 2001 and 2000, respectively.

REPORTED OPERATING DATA

         The following table sets forth the components of the Company's operating results including revenue percentages of total revenue, the components of gross margin and retail vehicle unit sales on a reported basis ($ in millions) for the:

                                          Three Months Ended September 30,              Nine Months Ended September 30,
                                     -----------------------------------------    -------------------------------------------
                                        2001        %         2000         %         2001         %            2000       %
                                     ---------    -----    ---------     -----    ---------     -----       ---------   -----
Revenue:
    New vehicle...............       $ 2,995.1     59.8    $ 3,258.1      61.0    $ 8,804.0      59.3       $ 9,657.1    60.7
    Used vehicle..............           978.6     19.5        983.3      18.4      2,928.1      19.7         2,995.0    18.8
    Parts and service.........           613.2     12.2        586.7      11.0      1,814.2      12.2         1,763.4    11.1
    Finance and insurance.....           130.2      2.6        112.9       2.1        363.9       2.5           331.2     2.1
    Other.....................           294.4      5.9        397.1       7.5        930.4       6.3         1,161.1     7.3
                                     ---------    -----    ---------     -----    ---------     -----       ---------   -----
                                     $ 5,011.5    100.0    $ 5,338.1     100.0    $14,840.6     100.0       $15,907.8   100.0
                                     =========    =====    =========     =====    =========     =====       =========   =====
Gross margin:
    New vehicle...............       $   234.9      7.8    $   268.6       8.2    $   715.9       8.1       $   805.0     8.3
    Used vehicle..............           107.8     11.0        109.7      11.2        327.0      11.2           341.0    11.4
    Parts and service.........           265.8     43.3        252.1      43.0        783.9      43.2           753.0    42.7
    Finance and insurance.....           130.2    100.0        112.9     100.0        363.9     100.0           331.2   100.0
    Other.....................            20.6      7.0         34.1       8.6         61.7       6.6            83.3     7.2
                                     ---------             ---------              ---------                 ---------
                                         759.3     15.2        777.4      14.6      2,252.4      15.2         2,313.5    14.5

S,G&A - Store.................           522.8     10.4        510.6       9.6      1,543.5      10.4         1,530.0     9.6
                                     ---------             ---------              ---------                 ---------
Store performance.............           236.5      4.8        266.8       5.0        708.9       4.8           783.5     4.9

S,G&A - Corporate.............            32.0      0.6         36.7       0.7        105.9       0.7           120.4     0.7
Depreciation..................            18.0      0.4         14.6       0.3         50.0       0.3            42.4     0.3
Amortization..................            20.4      0.4         20.4       0.3         60.8       0.4            58.7     0.4
Restructuring & impairment
    charges, net..............            (0.6)      --         (2.2)       --          8.1       0.1            (2.2)     --
Other gains...................            (0.3)      --           --        --        (19.3)     (0.1)             --      --
                                     ---------             ---------              ---------                  --------
Operating income..............       $   167.0      3.4    $   197.3       3.7    $   503.4       3.4        $  564.2     3.5
                                     =========             =========              =========                  ========


Retail vehicle unit sales:
    New vehicle...............         115,000               130,000                336,000                   383,000
    Used vehicle..............          65,000                65,000                194,000                   199,000
                                     ---------             ---------              ---------                  --------
                                       180,000               195,000                530,000                   582,000
                                     =========             =========              =========                  ========

         Total revenue was $5.01 billion for the three months ended September 30, 2001 compared to $5.34 billion for the three months ended September 30, 2000, a decrease of 6.2%. Total revenue was $14.84 billion for the nine months ended September 30, 2001 compared to $15.91 billion for the nine months ended September 30, 2000, a decrease of 6.7%. Total gross margin was $759.3 million for the three months ended September 30, 2001 compared to $777.4 million for the three months ended September 30, 2000, a decrease of 2.3%. Total gross margin was $2.25 billion for the nine months ended September 30, 2001 compared to $2.31 billion for the nine months ended September 30, 2000, a decrease of 2.6%. The primary components of revenue and gross margin changes are described below.

         New vehicle revenue decreased 8.1% to $3.00 billion for the three months ended September 30, 2001. New vehicle revenue decreased 8.8% to $8.80 billion during the nine months ended September 30, 2001. The decrease is primarily driven by volume decreases of 11.5% and 12.3% for the three and nine months ended September 30, 2001, respectively. During the three and nine months ended September 30, 2001, the Company sold 115,000 and 336,000 new vehicles, respectively, compared to 130,000 and 383,000 new vehicles for the comparable periods in 2000. Consistent with the decline in volume, new vehicle gross margin decreased 12.5% to $234.9 million for the three months ended September 30, 2001 and 11.1% to $715.9 million for the nine months ended September 30, 2001.

         Used vehicle revenue decreased .5% to $978.6 million during the three months ended September 30, 2001. The decrease reflects lower average prices of used vehicles. Used vehicle revenue decreased 2.2% to $2.93 billion during the nine months ended September 30, 2001. This decrease reflects lower unit volumes which were down 2.5% during the nine months ended September 30, 2001. Used vehicle gross margin decreased 1.7% to $107.8 million for the three months ended September 30, 2001 and 4.1% to $327.0 million for the nine months ended September 30, 2001.

         Parts and service revenue increased 4.5% to $613.2 million during the three months ended September 30, 2001 and 2.9% to $1.81 billion for the nine months ended September 30, 2001. Parts and service gross margin increased 5.4% to $265.8 million for the three months ended September 30, 2001 and 4.1% to $783.9 million for the nine months ended September 30, 2001. As a percentage of revenue, parts and service gross margin increased 30 and 50 basis points for the three and nine months ended September 30, 2001, respectively.

         Finance and insurance revenue and gross margin increased 15.3% to $130.2 million for the three months ended September 30, 2001 and 9.9% to $363.9 million for the nine months ended September 30, 2001.

         Other revenue decreased 25.9% to $294.4 million during the three months ended September 30, 2001. Other revenue decreased 19.9% to $930.4 million during the nine months ended September 30, 2001.

         Total gross margin as a percentage of total revenue was 15.2% for both the three and nine months ended September 30, 2001. Total gross margin as a percentage of total revenue was 14.6% and 14.5% for the three and nine months ended September 30, 2000, respectively. This represents 60 and 70 basis point increases compared to the three and nine months ended September 30, 2000, respectively.

         Store level selling, general and administrative expenses were $522.8 million or 10.4% of total revenue and $510.6 million or 9.6% of total revenue for the three months ended September 30, 2001 and 2000, respectively. Store level selling, general and administrative expenses were $1.54 billion or 10.4% of total revenue and $1.53 billion or 9.6% of total revenue for the nine months ended September 30, 2001 and 2000, respectively.

         Store performance margins were $236.5 million and $266.8 million or as a percentage of total revenue 4.8% and 5.0% for the three months ended September 30, 2001 and 2000, respectively. Store performance margins were $708.9 million and $783.5 million or as a percentage of total revenue 4.8% and 4.9% for the nine months ended September 30, 2001 and 2000, respectively.

         Corporate selling, general and administrative expenses decreased by $4.7 million or 12.8% during the three months ended September 30, 2001 and $14.5 million or 12.0% during the nine months ended September 30, 2001. The decrease is primarily the result of the continued disposal of excess properties.

         Depreciation and amortization were $38.4 million and $110.8 million for the three and nine months ended September 30, 2001 as compared to $35.0 million and $101.1 million for the three and nine months ended September 30, 2000, primarily as a function of acquisitions closed during 2000.

         Other gains of $19.3 million for the nine months ended September 30, 2001 consists primarily of the pre-tax gain from the sale of the Flemington dealer group in April 2001.

DISCONTINUED BUSINESS SEGMENTS

         On June 30, 2000, the Company completed the spin-off of its former automotive rental businesses, which had been organized under ANC Rental Corporation, by distributing 100% of ANC Rental's common stock to AutoNation's stockholders as a tax-free dividend. As a result of the spin-off, AutoNation stockholders received one share of ANC Rental common stock for every eight shares of AutoNation common stock owned as of the June 16, 2000 record date. As discussed in Note 14, Discontinued Operations, of the Notes to Unaudited Condensed Consolidated Financial Statements, ANC Rental has been accounted for as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

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

         During the nine months ended September 30, 2001, the Company acquired various automotive retail businesses. The Company paid approximately $72.7 million in cash for these acquisitions. During the nine months ended September 30, 2001, the Company also paid approximately $10.5 million in deferred purchase price for certain prior year automotive retail acquisitions.

         In the normal course of business, the Company will periodically divest of dealerships that do not meet certain operational, financial, and strategic criteria. Revenue for the operations disposed or to be disposed was $147.5 million and $774.0 million during the nine months ended September 30, 2001 and 2000, respectively. Operating income (loss) for the operations disposed or to be disposed was ($.2) million and $20.6 million for the nine months ended September 30, 2001 and 2000, respectively.


RESTRUCTURING ACTIVITIES

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of the following major components: (1) exiting the used vehicle megastores business and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised automotive dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999. These pre-tax charges included $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consisted of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments.

         Closed megastores and other properties, including closed lease properties, are being disposed of through sales to third parties. At September 30, 2001, properties with total net asset value of $87.2 million remain to be sold of the total $285.3 million identified as part of the restructuring plan. These properties continue to be aggressively marketed. Their ultimate disposition is expected to be completed in 2002.

         The following summarizes the activity and remaining balance in the Company's restructuring and impairment reserves for the nine months ended September 30, 2001:

                                                                                         Deductions
                                         Balance             Amounts Charged     ------------------------          Balance
Reserve                             December 31, 2000           to Income          Cash          Non-cash    September 30, 2001
-------                             -----------------       -----------------    --------        --------    ------------------
Asset reserves:
    Asset impairment...........         $   161.4               $    3.7         $    --         $ (73.9)          $  91.2
Accrued liabilities:
    Severance and other
       exit costs..............               1.2                     .3             (.9)             --                .6
    Finance lease residual
       value write-down........                --                    4.1              --            (4.1)               --
                                        ---------               --------         -------         -------           -------
                                        $   162.6               $    8.1         $   (.9)        $ (78.0)          $  91.8
                                        =========               ========         =======         =======           =======

         The following summarizes the components of the $8.1 million charged to income during the nine months ended September 30, 2001:


                                     Net Gain on        Additional Impairment
                                   Sold Properties             Charges                  Other            Total
                                   ---------------      ----------------------         --------        --------

Asset reserves:
    Asset impairment.........        $    (1.6)               $     5.3                $     --        $    3.7
Accrued liabilities:
    Severance and other
       exit costs............               --                       --                      .3              .3
    Finance lease residual
       value write-down......               --                       --                     4.1             4.1
                                     ---------                ---------                --------        --------
                                     $    (1.6)               $     5.3                $    4.4        $    8.1
                                     =========                =========                ========        ========

         During the nine months ended September 30, 2001, the Company recognized an additional impairment charge totaling $5.3 million based on the re-evaluation of the fair value of certain properties. Additionally, the Company recognized an impairment charge totaling $4.1 million associated with the deterioration in residual values of finance lease receivables. The Company discontinued writing finance leases in mid-1999 and the majority of the leases terminate in late 2001.

         For the nine months ended September 30, 2000, a net $2.2 million was credited to income as restructuring and impairment recovery consisting of a credit of $20.7 million for property placed back into service, $3.4 million net gain on sold properties, and a charge of $21.9 million primarily related to an impairment charge of $16.6 million due to the deterioration in residual values of finance lease receivables.



NON-OPERATING INCOME (EXPENSE)


Floorplan Interest Expense

         Floorplan interest expense was $26.8 million and $107.8 million for the three and nine months ended September 30, 2001, respectively, compared to $47.8 million and $146.8 million for the three and nine months ended September 30, 2000. The decrease was due to reduced floorplan borrowing rates as well as lower floorplan debt associated with lower inventory levels. These same factors have adversely impacted floorplan assistance, which is reflected in new vehicle gross margin. The Company plans to maintain lower levels of inventory which coupled with lower interest rates should result in decreased floorplan interest expense this year.

Other Interest Expense

         Other interest expense was incurred primarily on borrowings under revolving credit facilities and senior unsecured notes sold in August 2001. Other interest expense was $11.2 million and $30.6 million for the three and nine months ended September 30, 2001, respectively, compared to $13.8 million and $36.2 million for the three and nine months ended September 30, 2000. The decrease was due to lower average borrowings as well as lower interest rates. Going forward, with the issuance of the senior notes, the Company will be less sensitive to changing interest rates due to a higher ratio of fixed versus floating rate obligations.

Interest Income

         Interest income was $2.5 million and $6.1 million for the three and nine months ended September 30, 2001, respectively, compared to $3.0 million and $11.7 million for the three and nine months ended September 30, 2000. The decrease is primarily the result of lower average cash and investment balances throughout the year.

Income Taxes

         The provision for income taxes from continuing operations was $50.7 million and $143.3 million for the three and nine months ended September 30, 2001, respectively, compared to $55.9 million and $152.6 million for the three and nine months ended September 30, 2000. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.


FINANCIAL CONDITION

         At September 30, 2001, the Company had $89.1 million of unrestricted cash and cash equivalents. The Company had a multi-year unsecured revolving credit facility which provided $1.0 billion of financing and was scheduled to mature in April 2002. This facility was repaid in full and terminated on August 10, 2001. Another facility provided $250.0 million of borrowing capacity until its termination on June 29, 2001. On August 10, 2001, the Company entered into two new senior secured revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate. The five-year facility provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company's dealerships, and are guaranteed by substantially all of the Company's subsidiaries.

         On August 10, 2001, the Company sold $450.0 million of 9.0% senior unsecured notes due August 1, 2008 at a price of 98.731% of face value. The notes are guaranteed by substantially all of the Company's subsidiaries.

         The Company used the net proceeds of the offering to repay outstanding amounts under the $1.0 billion revolving credit facility and certain other debt. The Company will use any remaining proceeds as well as any amounts drawn under the new revolving credit facilities for capital expenditures, strategic acquisitions, working capital and other general corporate purposes.

         At September 30, 2001, the Company had $116.0 million outstanding under a mortgage facility with an automotive manufacturer's captive finance subsidiary. This facility has a ten-year term and an aggregate capacity of $150.0 million. In October 2001, the Company entered into another mortgage facility with an automotive manufacturer's captive finance subsidiary with a five-year term and an aggregate capacity of $150.0 million. Both facilities bear interest at a LIBOR-based interest rate and are secured by mortgages on certain of the Company's dealerships' real property.

         The Company finances vehicle inventory through secured floorplan facilities at a LIBOR-based rate of interest with manufacturers' captive finance subsidiaries, as well as independent financial institutions. As of September 30, 2001, capacity under the floorplan credit facilities was approximately $3.50 billion.

         The Company securitizes installment loan receivables through a $625.0 million commercial paper warehouse facility with unrelated financial institutions. In September 2001, the Company decreased the capacity of the commercial paper warehouse facility from $1.0 billion to $625.0 million. The warehouse facility has a renewable 364-day term and requires an annual securitization transaction to reduce the outstanding indebtedness. During the nine months ended September 30, 2001, the Company sold installment loan receivables of $397.5 million under this program, net of retained interests. At September 30, 2001, $75.4 million was outstanding under this program, net of retained interests.

         The Company also securitizes installment loan receivables through a non-consolidated special purpose entity, which issues asset-backed notes. In September 2001, the Company completed a subsequent shelf registration providing an additional $1.5 billion in capacity which, when added to the previous remaining shelf capacity of $521.5 million, brought total capacity to $2.0 billion. Subsequently, in September 2001, a securitization for $850.0 million was completed and the proceeds from these notes were used to refinance installment loans under the warehouse facility and additional loans held by the Company. The Company provides credit enhancements related to these notes in the form of 1% overcollateralization, a reserve fund and a third party surety bond. At September 30, 2001, $1.5 billion in asset-backed notes were outstanding and there was an additional $1.2 billion authorized to be issued under the current shelf registration.

         The rate at which the Company is originating loans has slowed during 2001 due to the implementation of more restrictive credit policies and, more recently, unprecedented levels of financing incentives being offered by vehicle manufacturers. In addition, eroding consumer confidence, increasing unemployment, and the risk of a further softening economy could increase consumer credit risk. As such, the Company is currently considering strategic alternatives to its consumer loan origination business. Management believes that its retained interests in securitized installment loans of $146.0 million as of September 30, 2001 are fairly stated. However, a change in strategy regarding the Company's consumer loan origination business and/or a continuation or worsening in the economic factors mentioned above could have a material adverse impact on the value of these retained interests.

         During the three months ended September 30, 2001, the Company repurchased 6.2 million shares of its common stock for an aggregate purchase price of $63.1 million. During the nine months ended September 30, 2001, the Company repurchased 21.2 million shares of its common stock for an aggregate purchase price of $192.2 million. Through September 30, 2001, an aggregate of
148.9 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.67 billion, leaving approximately $74.9 million available for share repurchases under the programs. In October 2001, the Company's Board of Directors authorized an additional $250.0 million share repurchase program. The Company will evaluate future share repurchases based on such factors as the market price of its common stock, the potential impact on its capital structure and the expected return on competing uses of capital such as strategic dealership acquisitions and capital investments. The Company's new financing arrangements contain certain limitations on share repurchases.

        In connection with the ANC Rental spin-off, the Company agreed to continue to provide ANC Rental with certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental's behalf. The Company receives fees for providing these guarantees commensurate with market rates. The Company also entered into certain agreements with ANC Rental (the "ANC Rental Agreements") in connection with the spin-off, including a separation and distribution agreement and a tax sharing agreement. ANC Rental reported a net loss for the fourth quarter of 2000 of $44.0 million, resulting in an aggregate net loss for 2000 of $2.0 million, and a net loss of $56.6 million for six months ended June 30, 2001. ANC Rental has announced that, due in part to the terrorist attacks against the United States on September 11, 2001, it has suffered a significant decline in consumer demand for rental cars and that it expects to report a substantial loss for the full year of 2001. ANC Rental also recently indicated that it was under discussions with its creditors and other parties, in order to review liquidity options and other financial issues. Additionally, ANC Rental announced that it has reached agreements with its lenders to suspend certain financial covenants under certain credit agreements until November 15, 2001 and to defer until November 30, 2001 a principal payment of $70.0 million due October 1, 2001. If ANC Rental is unable to meet its obligations, the Company will likely be called on to perform under its credit enhancements and guarantees, which could have a material adverse effect on its business, financial condition, cash flows and prospects. ANC Rental has been accounted for as a discontinued operation and, accordingly, the Company expects that payments made by it pursuant to the foregoing credit enhancements and guarantees, if any, would not impact its reported results from continuing operations.

         Under the existing terms of the motor vehicle lease agreement with Mitsubishi referenced above, ANC Rental currently leases approximately 14,000 vehicles from Mitsubishi and may increase the number of vehicles it leases under the agreement to approximately 27,000. Under this vehicle lease agreement, which expires at the conclusion of the leases for model year 2002 vehicles, ANC Rental is responsible for lease payments that the Company believes are currently between $4.0 million and $5.0 million per month, although such lease payments may increase to approximately $8.0 million per month in the event that ANC Rental maximizes the number of vehicles it leases under the agreement. The Company also believes that ANC Rental typically leases vehicles under this lease agreement for a period of approximately six to nine months per vehicle. Additionally, ANC Rental is responsible for the return of all leased vehicles to Mitsubishi upon the termination of the vehicle lease agreement. Under the real property leases that the Company guarantees, which expire in July 2017, ANC Rental leases twelve parcels of property from Mitsubishi at an aggregate rent of approximately $3.0 million per year. The Company's indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. In addition, in the event of the bankruptcy of ANC Rental, the Company's claims against ANC Rental under the term of the ANC Rental Agreements may be extinguished or unenforceable. These claims could include indemnification rights with respect to payments made by the Company to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. In the event that the Company is called on to perform under the foregoing credit enhancements and guarantees and it has claims under the ANC Rental Agreements that ANC Rental cannot satisfy, the Company estimates that, based on its assessment of the risks involved in each matter, its aggregate obligations under the credit enhancements, guarantees and ANC Rental Agreements could be in the range of $50.0 million to $150.0 million. However, the exposure is difficult to estimate and the Company cannot assure that its aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above.

        At September 30, 2001 and December 31, 2000, the Company had $890.9 million and $877.2 million, respectively, of net deferred tax liabilities. The Company provides for deferred income taxes in its unaudited condensed consolidated financial statements to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Over the past four years, the Company has engaged in certain transactions that are of a type that the Internal Revenue Service has recently indicated it intends to challenge. A significant amount of the Company's deferred tax liabilities relates to these transactions. The Company believes that its tax returns appropriately reflect such transactions. At the present time, the Company is unable to predict the outcome of any challenge if the IRS determines to challenge the tax reporting of such transactions. An unfavorable settlement or adverse resolution of these matters could have a material adverse effect on the Company's financial condition, results of operations, cash flows and assets.

         The Company believes that it has sufficient operating cash flow and other financial resources available to meet its anticipated capital requirements and obligations as they come due.

CASH FLOWS

         Cash and cash equivalents increased (decreased) by $4.5 million and ($102.4) million during the nine months ended September 30, 2001 and 2000, respectively. The major components of these changes are discussed below.


CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities was $409.4 million and $330.9 million during the nine months ended September 30, 2001 and 2000, respectively.

         Cash flows from operating activities include purchases of vehicle inventory which are separately financed through secured floorplan facilities. Changes in inventory and related financing have been reflected as operating activities in the Statement of Cash Flows.


CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used for capital additions, business acquisitions and divestitures, property dispositions, net activity of installment loan receivables, purchases and sales of investments and other transactions as further described below.

         Capital expenditures were $86.3 million and $82.8 million during the nine months ended September 30, 2001 and 2000, respectively.

         Funding of installment loan receivables, net of collections, totaled $444.2 million and $451.4 million for the nine months ended September 30, 2001 and 2000, respectively. Related proceeds from securitization of installment loan contracts were $514.0 million and $585.1 million for the nine months ended September 30, 2001 and 2000, respectively.

         Cash used in business acquisitions was $83.2 million and $242.8 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash used in business acquisitions was primarily due to the effect of a planned reduction in acquisition activity for 2001.

         During the nine months ended September 30, 2001, the Company invested restricted cash deposits under various insurance programs in restricted investments.

         The Company intends to finance capital expenditures, business acquisitions and funding of installment loan receivables through cash flow from operations, revolving credit facilities, asset-backed securitized facilities and other financings.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the nine months ended September 30, 2001 and 2000 consisted of revolving credit payments, proceeds from unsecured senior notes issued, repayments of acquired debt and treasury stock purchases.

         During the nine months ended September 30, 2001 and 2000, the Company spent approximately $187.2 million and $110.7 million, respectively, to repurchase shares of common stock under the Company's Board approved share repurchase programs.


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

         The risks, uncertainties and other factors that the Company's shareholders and prospective investors should consider include, but are not limited to, the following:

         The automotive retail industry is cyclical and is highly sensitive to changing economic conditions;

         The Company is in the midst of an industry and general economic slowdown that could materially adversely impact its business;

         The Company may be required to perform under certain credit enhancements and guarantees with respect to ANC Rental Corporation;

         The Company has engaged in certain transactions that may be challenged by the IRS and may have a material adverse effect on its results of operations, cash flows and assets;

         The Company is subject to consumer credit risk in connection with its installment receivables portfolio;

         The Company's new credit facilities and senior notes contain numerous financial and operating covenants that place certain restrictions on the Company;

         The Company is substantially dependent on vehicle manufacturers;

         The Company faces significant competition in the automotive retail industry;

         The Company is subject to restrictions imposed by vehicle manufacturers;

         The Company needs substantial capital;

         The Company is subject to numerous legal and administrative proceedings;

         The Company is subject to extensive governmental regulation;

         The Company may not be able to successfully execute its strategy;

         The Company may have difficulty expanding through acquisitions of franchised automotive dealerships in its key markets;

         The loss of key personnel could affect the Company's operations; and

         The Company is subject to residual value risk and consumer credit risk in connection with its lease portfolio.

         Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and to the Company's subsequent filings with the SEC for additional discussion of the foregoing risk factors.


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

         The Company uses interest rate swap agreements to manage the impact of interest rate changes on borrowings under the Company's variable rate vehicle inventory, mortgages, and revolving credit facilities. At September 2001, the Company had no derivatives hedging corporate debt with variable interest rate exposure.

         The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on securitized installment loan receivables. These derivative transactions consist of a series of interest rate caps and floors at the same strike price with an aggregate notional amount of $84.6 million contractually maturing through 2007, which effectuate a variable to fixed rate swap at a weighted-average rate of 4.85%. During 2001, the Company has entered into a series of forward starting swaps with a maximum aggregate notional amount of $14.0 million contractually maturing through 2007 which effectuate a fixed to variable rate swap at a weighted-average rate of 5.51%. Variable rates on the underlying portfolio are indexed to the Commercial Paper Nonfinancial rate.

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In October 2000, the California Department of Motor Vehicles ("California DMV") brought action against one of the Company's California dealerships for alleged customer fraud as well as several other claims. (This matter was previously discussed in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2001 and June 30, 2001.) In April 2001, the California DMV action and a related action by the State of California were settled. As part of the settlement, the dealership closed its sales operations for six days, agreed to provide restitution to certain customers in the estimated amount of approximately $1.0 million and paid $1.1 million in fines, penalties and costs. Three purported civil class actions and other related lawsuits and claims have been filed or made against the dealership based on the allegations underlying the California DMV case.

         In an action filed in Florida state court in 1999, a wholly-owned subsidiary of the Company was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company's used vehicle megastores. (This matter was previously discussed in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.) In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida's Fourth District Court of Appeals upheld the certification of the class.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  4.4 Indenture, dated as of August 10, 2001, relating to the issuance of $450.0 million aggregate principal amount of senior notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (SEC 333-71098) filed on October 5, 2001).

                  4.5 The Company is a party to certain long-term debt agreements where the amount involved does not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of any such agreements to the Commission upon request.


         (b)      Reports on Form 8-K:

                  Form 8-K, dated July 20, 2001 (filed July 20, 2001), Item 5, reporting that AutoNation, Inc. proposes to issue approximately $300.0 million in senior notes due in 2008.

                  Form 8-K, dated August 1, 2001 (filed August 2, 2001), Item 5, reporting that AutoNation, Inc. has priced $450.0 million aggregate principal amount of its 9.0% senior unsecured notes due 2008 at 98.731% of face value.

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

Date: November 1, 2001