Form 10-K405
period 2001-12-31
AUTONATION INC /FL
filed 2002-03-28
CIK 350698

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-13107

                                AUTONATION, INC.
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                            73-1105145
---------------------------------------  ------------------------------
    (State or Other Jurisdiction of             (I.R.S. Employer
    Incorporation or Organization)            Identification No.)

         110 S.E. 6TH STREET,
       FORT LAUDERDALE, FLORIDA
---------------------------------------              33301
    (Address of Principal Executive      ------------------------------
               Offices)                            (Zip Code)

                                 (954) 769-6000
                -----------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH
--------------------------------------             REGISTERED
Common Stock, Par Value $.01 Per Share  ---------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 2002, the registrant had 321,199,684 shares of common stock outstanding. As of March 25, 2002, non-affiliates of the registrant held 206,653,927 shares of common stock with an aggregate market value of approximately $2,748,497,224.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Stockholders.
Part IV -- Portions of previously filed reports and registration statements.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   40
Item 8.   Financial Statements and Supplementary Data.................   41
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   79

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   79
Item 11.  Executive Compensation......................................   79
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   79
Item 13.  Certain Relationships and Related Transactions..............   79

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K....................................................   79

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     AutoNation, Inc. is the largest automotive retailer in the United States. As of December 31, 2001, we owned and operated 368 new vehicle franchises from 278 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our dealerships, which we believe include some of the most recognizable and well-known dealerships in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2001, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.

     We offer a diversified range of automotive products and services beyond new vehicles, such as used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, insurance products and other aftermarket products, and we arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, reducing redundant operating expenses, improving asset management and sharing and implementing best practices across our dealerships.

     Our common stock, par value $.01 per share, is listed on The New York Stock Exchange under the symbol "AN." For information concerning our financial condition, results of operations and related financial data, and business combinations, you should review the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this document. You should also review and consider the risks relating to our business, operations, financial performance and cash flows that we describe in the "Risk Factors" section of this document.

RECENT DEVELOPMENTS

     Refinancing of Indebtedness. During 2001, we successfully completed the refinancing of substantially all of our non-vehicle-related indebtedness and achieved our objective of substantially diversifying our sources of capital and extending the average maturities of our debt. On August 10, 2001, we sold $450.0 million of 9.0% senior unsecured notes due August 1, 2008 at a price of 98.731% of face value and we entered into two new senior secured revolving credit facilities with an aggregate borrowing capacity of $500.0 million at LIBOR-based interest rates. One of the facilities is a 364-day revolving credit facility that provides an aggregate borrowing capacity of up to $200.0 million and the other facility is a five-year facility that provides an aggregate borrowing capacity of up to $300.0 million. As of December 31, 2001, there were no amounts outstanding under our revolving credit facilities. In 2001, we also entered into two mortgage facilities with automotive manufacturers' captive finance subsidiaries with five- and ten-year terms, respectively, and an aggregate borrowing capacity of $300.0 million, of which $153.4 million was outstanding as of December 31, 2001. Both facilities bear interest at a LIBOR-based interest rate and are secured by mortgages on certain of our dealerships' real property. We used the net proceeds of these financings to repay outstanding amounts due under our prior $1.0 billion credit facility, which we terminated in August 2001, and certain other indebtedness. We intend to use funds drawn from these facilities to make future capital investments in our current business, to complete strategic dealership acquisitions, to repurchase our common stock and for working capital and other general corporate purposes.

     Exit from Retail Auto Loan Underwriting Business. In December 2001, we decided to exit the business of underwriting retail automobile loans for customers at our dealerships, which we determined was not a part of our core specialty automotive retail business. We will continue to provide automobile loans for our customers through unrelated third-party financing sources, which historically have provided more than 95% of the auto loans made to our customers. In the fourth quarter of 2001, we incurred a pre-tax charge of $85.8 million to reflect a write-down of our outstanding auto loans and related assets in our portfolio and to cover costs associated with our exit from the auto loan business. We include additional details about these charges in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this document, as well as in the Notes to our Consolidated Financial Statements.

     Bankruptcy of ANC Rental Corporation. In November 2001, ANC Rental Corporation, which we spun off to our stockholders in June 2000, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in Wilmington, Delaware. In connection with ANC Rental's bankruptcy, we were called on to perform under guarantees we provided with respect to certain real properties leased by ANC Rental and we may be called on in the future to perform under certain other credit enhancements and guarantees we provide with respect to ANC Rental. As a result, we agreed to assume certain real property leases and are taking other actions in order to control and attempt to mitigate our exposure. In the fourth quarter of 2001, we incurred a pre-tax charge of $20.0 million included in net income from discontinued operations relating to our assumption of these real property leases and certain other costs we incurred or expect to incur as a result of ANC Rental's bankruptcy. We estimate that, excluding the liabilities associated with this fourth quarter charge, our remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million, although we cannot assure you that our exposure will not be materially above that range. For a further discussion of our exposure relating to ANC Rental, you should review the "Risk Factors" section of this document.

BUSINESS STRATEGY

     As a specialty retailer, our business model is focused on developing and maintaining long-term relationships with our customers. The foundation of our business model is operational excellence. We are pursuing the following strategies to achieve our targeted level of operational excellence:

          - Deliver a superior customer experience at our dealerships.

          - Leverage our significant scale to improve our operating efficiency.

          - Increase our productivity.

          - Build a powerful brand in each of our local markets.

     Our strategies are supported by our use of information and e-technology. We have used our significant scale to become an industry leader in marketing our dealerships and vehicle inventory via the Internet, including through our own websites and third-party websites with whom we have lead-referral relationships. We have also developed a subscriber network of independent dealerships across the United States to which we can refer customer leads that cannot be fulfilled by our dealerships.

     By pursuing our strategies and leveraging information and e-technology to enhance our customer relationships, we hope to convince potential customers who live or work in our markets that an educated vehicle buying decision cannot be made without considering our dealerships.

  DELIVER A SUPERIOR CUSTOMER EXPERIENCE

     Our goal is to deliver a superior customer experience at our dealerships. Our efforts to improve our customers' experiences at our dealerships include the following initiatives in key areas of our business:

          - CUSTOMER SERVICE: We strive to maintain high levels of customer satisfaction at our dealerships by providing a positive sales and service experience for our customers. The compensation of our key dealership personnel is based on, among other things, the quality of customer service they provide, as evidenced by their dealership's customer satisfaction index, or CSI, scores. These scores, which we use to measure the customer service performance of our dealerships, are derived from data accumulated by the vehicle manufacturers through individual customer surveys.

          - PARTS AND SERVICE SALES: Our dealerships' goal is to make it easy for customers to commence, continue or resume their service relationship with us. Our key initiatives to achieve this include offering a variety of services on a "Fast or Free" basis (for example, our dealerships offer to complete a customer's oil change within 30 minutes or it is free), remaining open for service during extended evening and weekend hours and offering competitive service pricing for widely available services. We also are focused on managing our service pricing to ensure that we have competitive, standardized and transparent pricing. We expect these efforts, which include market-and brand-specific grid pricing and a menu-driven selection process, to improve our customers' satisfaction with our service process and improve our margins.

          - FINANCE AND INSURANCE AND OTHER AFTERMARKET PRODUCT SALES: We have improved our finance and insurance business by adopting across our dealership network standardized finance and insurance operating best practices, such as the use of our customer-friendly
            "full-disclosure" finance and insurance menu and standardized closing process.

  LEVERAGE OUR SIGNIFICANT SCALE

     We continue to leverage our status as the largest automotive retailer in the United States to further improve our cost structure by obtaining significant cost savings in our business through, among other things, reduced compensation and marketing costs and improved working capital management. We have implemented the following key initiatives to achieve these goals:

          - MANAGE COMPENSATION, ADVERTISING AND OTHER EXPENSES: We are managing our business and leveraging our scale with a goal of reducing our compensation expense as a percentage of revenue and maximizing our advertising buying power. To achieve our targeted reduction in compensation expense, we are implementing standardized compensation guidelines at each of our dealerships, taking into account the vehicle brand and size of the dealership. With respect to our advertising program initiative, we have developed an advertising budget management tool, which is a proprietary web-based tool that we use in conjunction with our outside advertising agency to plan the advertising budget for each of our dealerships and to monitor the actual advertising expenditures and their effectiveness. We also are developing standardized guidelines for other types of expenses incurred by our dealerships. We intend to develop further national vendor relationships to standardize our dealerships' approach to purchasing certain equipment, supplies and services and to leverage our scale to improve our buying power.

          - REDUCE DAYS SUPPLY OF NEW AND USED VEHICLES: We are managing our new and used vehicle inventories to optimize the days supply of vehicles that we have at any given time at our dealerships. During 2001, we implemented a web-based tracking system to enable us to more closely monitor each of our dealerships' inventories and we established standardized days supply targets for each of our vehicle brands. We are also (1) managing our new and used vehicle inventories across the dealerships within each of our markets and
            (2) targeting our inventory purchasing on the more popular model packages. During 2001, we reduced our average days supply of new and used vehicles by six and four days, respectively, as compared to 2000.

          - DECREASE TIME TO CONVERT RECEIVABLES INTO CASH: We have decreased the amount of time that our dealerships take to receive payment on retail finance contract receivables (or "contracts-in-transit"). We plan to continue to do so, in part, by (1) continuing to adopt and implement best practices concerning sales and contracts-in-transit flow processing, (2) developing and using a web-based tool to monitor our dealerships' contracts-in-transit and (3) developing relationships with preferred lenders who can expeditiously process our dealerships' contracts-in-transit. During 2001, we improved our average contracts-in-transit reported days outstanding to seven days as compared to eight days during 2000.

  INCREASE PRODUCTIVITY

     The following are examples of key initiatives we have implemented to increase productivity:

          - IMPROVE OUR DEALERSHIPS' SERVICE CAPACITY. We are using our industry-leading scale and resources to improve our service capacity with a program to actively recruit, train and retain new service technicians, who are currently in extremely high demand across our industry, so that we can maximize our service bay utilization. We also have developed and implemented at our dealerships our proprietary Production Planning and Tracking System, which is a customized server-based program that allows us to track each of our service technicians on a day-to-day basis to maximize productivity and performance. Our dealerships also operate our team-based Advanced Production Structure service process (APS) in which small dedicated teams of technicians and customer specialists work together to maximize service efficiency and customer satisfaction. APS has led to gains in labor productivity and customer satisfaction in our service departments.

          - USED VEHICLE SALES: We are the largest seller of used vehicles in the United States. Each of our dealerships offers a variety of used vehicles. We are leveraging our status as the largest retailer of new vehicles in the country to develop competitive advantages over our principal used vehicle competitors and to expand our used vehicle business. We accept as trade-ins more used vehicles than any of our competitors, which we believe gives us better access than our competitors to desirable used vehicle inventory. We also believe that, as a result of the scale of our new vehicle dealerships, we are in a superior position to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which we believe are improving consumers' attitudes toward used vehicles. Our used vehicle business strategy is focused on (1) using our customized vehicle inventory management system, which is our standardized approach to pricing and inventory mix based on our dealerships' established best practices, and (2) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size. We have also dedicated management personnel in each of our geographic operating districts to oversee and optimize our used vehicle operations. We continue to utilize the Internet to improve our used vehicle operations by providing consumers an easy-to-navigate means to view our large on-line inventory of used vehicles.

          - FINANCE AND INSURANCE AND OTHER AFTERMARKET PRODUCT SALES: Each new or used vehicle sale presents our dealerships with the opportunity to arrange for financing of the vehicle through preferred third party lenders and to sell an extended service contract, insurance products and other aftermarket products, such as vehicle accessories, maintenance programs or a theft deterrent system, some of which are offered and administered by independent third parties. We continue to focus on improving our finance and insurance business by (1) completing the implementation of standardized district-specific pricing guidelines, (2) continuing to maintain an optimal mix of retail finance sources for our customers' vehicle purchases and (3) standardizing the compensation guidelines for all of our finance and insurance associates.

  BUILD POWERFUL LOCAL-MARKET BRANDS

     In each of our key markets where we have significant market share, we are aligning our dealerships under a single market-specific retail brand. We believe that by having our dealerships within each local market speak with one voice to the automobile-buying public we can achieve marketing and advertising cost savings and efficiencies that generally are not available to many of our local competitors. We also believe that we can create a superior retail brand awareness in our markets. Since our inaugural launch of the "John Elway" brand across our Denver dealerships in December 1998, we have launched six other local retail brands in our key markets, including "Maroone" in South Florida, "AutoWay" in Tampa, Florida, "Courtesy" in Orlando, Florida, "Desert" in Las Vegas, Nevada, "Team" in Atlanta, Georgia and "Mike Shad" in Jacksonville, Florida. We expect to launch additional local retail brands in several key markets during 2002.

OPERATIONS

     As of December 31, 2001, we owned and operated 368 new vehicle franchises from 278 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our dealerships, which we believe include some of the most recognizable and well-known dealerships in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2001, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW. Our management structure is focused on our local markets, where day-to-day decision-makers can be more responsive to the needs of local customers. We have established nine districts to manage our automotive retailing business. The number of dealerships within each of our districts varies.

     Our dealerships offer a diversified range of automotive products and services beyond new vehicles, such as used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, insurance products and other aftermarket products, and we arrange financing for vehicle purchases through third-party finance sources. Additionally, we operate collision repair centers in most of our key markets. For a discussion of how we intend to leverage our strengths to improve our operations, you should read the "Business Strategy" section of this document.

     Each of our dealerships acquires new vehicles for retail sale directly from the applicable automotive manufacturer or distributor. Accordingly, we depend in large part on the automotive manufacturers and distributors to provide us with high quality vehicles that consumers desire and to supply us with such vehicles at suitable locations, quantities and prices. Our operations, particularly our sales of new vehicles, are impacted by the sales incentive programs conducted by the automotive manufacturers to spur consumer demand for their vehicles. We generally acquire used vehicles from customer trade-ins, at the termination of leases and, to a lesser extent, auctions and other sources. We recondition used vehicles acquired for retail sale at our dealerships' service facilities and capitalize costs related thereto as used vehicle inventory. Used vehicles that we do not sell at our dealerships generally are sold at wholesale through auctions.

     We provide a wide variety of financial products and services to our customers. We offer to arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers' and distributors' captive finance subsidiaries, in exchange for a commission payable to us by the third-party lender. Commissions that we receive from these third-party lenders may be subject to chargeback, in full or in part, if loans that we arrange are defaulted or prepaid or upon other specified circumstances. However, our exposure to loss in connection with arranging third-party financing generally is limited to the commissions that we receive. Since our mid-1999 exit from the vehicle lease underwriting business and our December 2001 exit from the retail auto loan underwriting business, we have not directly financed our customers' vehicle leases or purchases. We had finance receivables and related assets of approximately $175.7 million at December 31, 2001, however, with respect to auto leases and loans that we previously underwrote. For a further discussion of the risks to which we are subject with respect to our prior auto loan and lease underwriting activities, you should refer to the "Risk Factors" section of this document.

     We also offer our customers various vehicle protection products, such as extended service contracts, vehicle protection and maintenance programs, and insurance products. The products that we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers' captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and insurance product providers, we either sell the products on a straight commission basis or we sell the product, recognize commission and assume some or all of the underwriting risk through reinsurance agreements by our captive insurance subsidiaries. Accordingly, we are subject to the risk that claims under reinsured extended warranty and credit insurance products may exceed related reserves, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

SALES AND MARKETING

     We retailed approximately 712,000 new and used vehicles through our dealerships in 2001. We sell a broad range of well-known vehicle makes within each of our markets.

     Our marketing efforts focus on mass marketing and targeted marketing in our local markets and are designed to build our business with a broad base of repeat, referral and new customers. We engage in marketing and advertising primarily through newspapers, radio, television, direct mail and outdoor billboards in our local markets. As we have consolidated our dealership operations in certain of our key markets under one local retail brand name in conjunction with our trademarks, we have been able to focus our efforts on building consumer awareness of the selected local retail brand name rather than on the individual legacy names under which our dealerships operated prior to their acquisition by us. We also have begun to develop newspaper, television and radio advertising campaigns that we can modify for use in multiple local markets, which we expect to result in advertising cost savings and efficiencies that are not generally available to smaller retailers. We expect to continue to realize cost savings and efficiencies with respect to advertising expenses, due to our ability to obtain efficiencies in developing advertising campaigns and due to our ability to gain volume discounts and other concessions as we increase our presence within our key markets and consolidate our dealerships under a single retail brand name in our local markets.

     We have also been able to use our significant scale to market our dealerships and vehicle inventory via the Internet. According to industry analysts, the majority of new car buyers nationwide will consult the Internet for new car information, which is expected to result in better-informed customers and a more efficient sales process. Our Internet operations focus on generating customer leads through AutoNation.com and our dealership websites. We also have entered into lead referral agreements pursuant to which we purchase customer leads generated by various third-party websites, including Microsoft's MSN Carpoint, America Online, Edmunds, Kelley Blue Book, NADA Guides and other sources. We use Compass, our proprietary Internet-based lead management software tool, to respond to, track and provide customer leads to our dealerships for fulfillment. We also have lead referral agreements with independent dealerships pursuant to which we distribute customer leads that we cannot fulfill within our dealership network.

AGREEMENTS WITH VEHICLE MANUFACTURERS

     We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive dealerships franchised by such manufacturers. The agreements also set limits on the number of dealerships that we may acquire of the particular manufacturer, nationally, regionally and in local markets, and contain certain restrictions on our ability to name and brand our dealerships and certain requirements pertaining to our operating performance, which, if we do not satisfy, may adversely impact our ability to make further acquisitions of such manufacturer's dealerships. In addition, some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive dealerships franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our board of directors during a specified time period, the acquisition of 20% or more of the voting stock of our company by another manufacturer or distributor or the acquisition of 50% or more of our voting stock by a person, entity or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets.

     We operate each of our new vehicle dealerships under a franchise agreement with a vehicle manufacturer or distributor. The franchise agreements grant the franchised automotive dealership a non-exclusive right to sell the manufacturer or distributor's brand of vehicles and offer related parts and service within a specified market area. The franchise agreements also grant the dealerships the right to use the manufacturer or distributor's trademarks in connection with dealership operations. The franchise agreements impose numerous operational requirements and restrictions on the automotive dealerships relating to inventory levels, working capital levels, the sales process, marketing and branding, showroom and service facilities and signage, personnel, changes in management and monthly financial reporting, among other things. The franchise agreements also provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes, subject to applicable state franchise laws that limit a manufacturer's right to terminate a franchise.

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

     Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.

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

     Most of our dealerships utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from operations such as auto body painting may be subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.

     Some of our dealerships are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. The remediation or clean-up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.

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

COMPETITION

     We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile dealership managerial experience and strong retail locations and facilities. According to the National Automobile Dealers Association, Automotive News and reports of various financial analysts, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships and approximately 54,000 independent used vehicle dealers. Several other public companies are establishing national or regional automotive retail chains. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. Additionally, we are subject to competition in the automotive retailing business from private market buyers and sellers of used vehicles.

     In general, the vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a given vehicle line or make may operate. Under most of our framework agreements with the vehicle manufacturers, our ability to acquire multiple dealers of a given line-make within a particular market is limited. We are also restricted by various state franchise laws from relocating our dealerships or establishing new dealerships of a particular line-make within any area that is served by another dealer of the same line-make. Accordingly, to the extent that a market has multiple dealers of a particular line-make, as most of our key markets do with respect to most vehicle lines we sell, we are subject to significant intra-brand competition.

     We also are subject to competition from independent automobile service shops and service center chains. We believe that the principal competitive factors in the service and repair industry are price, the use of factory-approved replacement parts, familiarity with dealers' makes and customer service. In addition to competition for vehicle sales and service, we face competition in our insurance and after-market products business. We believe the principal competitive factors in these businesses are convenience, price and contract terms.

     We also face competition with respect to our automotive retailing e-commerce marketing and sales strategy. A number of e-commerce companies and traditional companies, such as the vehicle manufacturers, in particular, and other franchised dealership groups, have established automotive-related websites over the past few years and compete with us in two e-commerce areas: (i) sales of vehicles to retail customers via the Internet and (ii) generation and sales to other automobile dealers of customer referrals or "leads" obtained via the Internet. The success of our e-commerce strategy will depend on our ability to
(i) develop websites and an Internet sales process that appeal to on-line automobile buyers, (ii) obtain high visibility on the Internet, whether through our own websites or through strategic partnerships and alliances with other e-commerce companies, and (iii) develop and maintain a cost structure that permits us to operate efficiently.

INSURANCE AND BONDING

     Our business exposes us to the risk of liabilities arising out of our operations. Liabilities involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of federal and state regulatory requirements.

     The automotive retailing business is also subject to substantial risk of property loss due to the significant concentration of property values at dealership locations. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of our various insurance programs, including property and casualty and employee medical benefits. Costs in excess of this retained risk per claim are insured under various contracts with third party insurance carriers. We estimate the ultimate costs of these retained insurance risks based on actuarial evaluation and historical claims experience, adjusted for current trends and changes in claims-handling procedures. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

     Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require that we secure certain of our obligations for deductible reimbursements with collateral. Our collateral requirements are set by the insurance companies and, to date, have been satisfied by posting surety bonds, letters of credit and cash deposits. Our collateral requirements may change from time to time based on, among other things, our claims experience.

EMPLOYEES

     As of December 31, 2001, we employed approximately 30,000 full time employees, approximately 650 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

SEASONALITY

     Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenue and operating income generally to be lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as vehicle manufacturer incentive programs. Comparisons of our sales and operating results between different quarters within a single year are, therefore, not necessarily indicative of our future performance.

TRADEMARKS

     We own a number of registered service marks and trademarks and also have a number of applications pending to register, among other marks, AutoNation[symbol](sm) and AutoNation(sm). Pursuant to agreements with vehicle manufacturers, we have the right to use and display manufacturers' trademarks, logos and designs at our dealerships and in our advertising and promotional materials, subject to certain restrictions. We also have licenses pursuant to various agreements with third parties authorizing the use and display of the marks and/or logos of such third parties, subject to certain restrictions. The current registrations of our service marks and trademarks in the United States and foreign countries are effective for varying periods of time, which we may renew periodically, provided that we comply with all applicable laws.

EXECUTIVE OFFICERS OF AUTONATION

     We provide below information regarding each of our executive officers.

                 NAME                   AGE                          POSITION
                 ----                   ---                          --------
H. Wayne Huizenga.....................  64    Chairman of the Board
Mike Jackson..........................  53    Chief Executive Officer and Director
Michael E. Maroone....................  48    President and Chief Operating Officer
Craig T. Monaghan.....................  45    Senior Vice President and Chief Financial Officer
Patricia A. McKay.....................  44    Senior Vice President -- Finance
Jonathan P. Ferrando..................  36    Senior Vice President, General Counsel and Secretary
Allan D. Stejskal.....................  43    Senior Vice President -- Operations

     H. WAYNE HUIZENGA has served as our Chairman of the Board since August 1995. He also served as our Chief Executive Officer from August 1995 until October 1996, and as Co-Chief Executive Officer from October 1996 through September 1999. Since May 1998, Mr. Huizenga has been Chairman of the Board of Republic Services, Inc., a solid waste services company, and served as its Chief Executive Officer from May 1998 until December 1998. Since May 2000, Mr. Huizenga has been Vice Chairman of ZixIt Corporation, a provider of security services and products for Internet use. Since September 1996, Mr. Huizenga has been

Chairman of the Board of Boca Resorts, Inc., an owner and operator of luxury resort hotels and related facilities. Since August 1995, Mr. Huizenga also has been Chairman of the Board of Extended Stay America, Inc., an operator of extended stay lodging facilities. Mr. Huizenga served as the Vice Chairman of Viacom Inc., a diversified entertainment and communications company, from September 1994 until October 1995, during which time he also served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1994, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster Entertainment Corporation, during which time he helped build Blockbuster from a 19-store chain to the world's largest video rental company. In September 1994, Blockbuster merged with Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc., which he helped build into the world's largest integrated solid waste services company, and he served in various capacities, including as President, Chief Operating Officer and director, from its inception until 1984. Mr. Huizenga owns the Miami Dolphins, as well as Pro Player Stadium in South Florida, and is a director of NationsRent, Inc., a national equipment rental company, and ANC Rental Corporation, a car rental company.

     MIKE JACKSON has served as our Chief Executive Officer and as a Director of our company since September 1999. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated eleven automotive dealership franchises, including Mercedes-Benz and other brands of automobiles.

     MICHAEL E. MAROONE has served as our President and Chief Operating Officer since August 1999. Following our acquisition of the Maroone Automotive Group in January 1997, Mr. Maroone served as President of our New Vehicle Dealer Division. In January 1998, Mr. Maroone was named President of our Automotive Retail Group with responsibility for our new and used vehicle operations. Prior to joining our company, Mr. Maroone was President and Chief Executive Officer of the Maroone Automotive Group, one of the country's largest privately-held automotive retail groups.

     CRAIG T. MONAGHAN has served as our Senior Vice President and Chief Financial Officer since May 2000. From June 1998 to May 2000, Mr. Monaghan was Chief Financial Officer of iVillage.com, a leading women's network on the Internet. From 1991 until June 1998, Mr. Monaghan served in various executive capacities for Reader's Digest Association, Inc., most recently as Vice President and Treasurer.

     PATRICIA A. MCKAY has served as our Senior Vice President -- Finance since November 1999. From November 1999 until April 2000, Ms. McKay also served as our Acting Chief Financial Officer and Controller. Ms. McKay joined our company in January 1997 as Vice President, Operations Controller. From February 1998 until November 1999, Ms. McKay served as Senior Vice President of Finance of our Automotive Retail Group. Prior to joining our company, Ms. McKay served from October 1988 until December 1996 in various positions with Dole Food Company, Inc., a multinational packaged food company, most recently as Vice President of Finance and Controller.

     JONATHAN P. FERRANDO has served as our Senior Vice President, General Counsel and Secretary since January 2000. Mr. Ferrando joined our Company in July 1996 and served in various capacities within our Legal Department, including as Senior Vice President and General Counsel of our Automotive Retail Group from March 1998 until January 2000. Prior to joining our company, Mr. Ferrando was a corporate attorney in Chicago, Illinois with Skadden, Arps, Slate, Meagher & Flom from 1991 until 1996.

     ALLAN D. STEJSKAL has served as our Senior Vice President of Operations since September 2001. Since joining our company in September 2000, Mr. Stejskal served in various capacities prior to his appointment as Senior Vice President of Operations, including as Senior Vice President, e-Commerce, and Senior Vice President, Chief Information Officer. From 1995 until joining AutoNation, Mr. Stejskal held various positions at Automatic Data Processing, Inc., a leading national provider of computerized transaction processing, data communication and information services, most recently as Vice President, Dealer Services Division, a position he held since February 1998.

RISK FACTORS; FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

THE AUTOMOTIVE RETAILING INDUSTRY IS CYCLICAL AND IS SENSITIVE TO CHANGING ECONOMIC CONDITIONS AND MANUFACTURER INCENTIVE PROGRAMS; WE EXPECT RETAIL SALES OF NEW VEHICLES IN THE UNITED STATES DURING 2002 TO DECREASE BY AN ESTIMATED FIVE TO TEN PERCENT COMPARED TO 2001 ON A UNIT BASIS, ALTHOUGH SALES LEVELS ARE VERY DIFFICULT TO PREDICT; LOWER ACTUAL SALES LEVELS COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS.

     Sales of motor vehicles, particularly new vehicles, historically have been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. We believe that many factors affect the industry, including consumer confidence in the economy, the level of personal discretionary spending, interest rates, fuel prices, credit availability, unemployment rates, the level of manufacturer incentives and the number of consumers whose vehicle leases are expiring. New vehicle sales rates during 2001 varied significantly during the year. Following the September 2001 terrorist attacks in the United States, the industry experienced a dramatic but brief decline in sales of new vehicles that was followed by sales of new vehicles at a near-record pace during the remainder of 2001, driven primarily by increased manufacturer incentives, such as the 0% financing offers during the fourth quarter of 2001. We expect retail sales of new vehicles in the United States during 2002 to decrease by an estimated five to ten percent compared to 2001 on a unit basis. However, the level of retail sales of new vehicles during 2002 is very difficult to predict, as evidenced by automotive manufacturers and various industry experts predicting a wide range of sales level decreases during 2002 as compared to 2001, and is likely to be impacted by vehicle manufacturers' willingness to continue significant incentive programs, as well as other factors noted above. A significant change in new vehicle sales levels in the United States during 2002 as compared to our expectations could cause our actual earnings results to differ from our projected earnings results. Our sales of used vehicles, finance and insurance products, vehicle service and parts and collision repair services also may be subject to variation as a result of the foregoing factors, although we do not believe such variation is likely to be as significant as with respect to new vehicle sales.

ANC RENTAL CORPORATION RECENTLY FILED FOR CHAPTER 11 BANKRUPTCY PROTECTION. ACCORDINGLY, WE HAVE BEEN CALLED ON TO PERFORM UNDER CERTAIN GUARANTEES WITH RESPECT TO ANC RENTAL, WE MAY BE CALLED ON TO PERFORM UNDER ADDITIONAL CREDIT ENHANCEMENTS AND GUARANTEES IN THE FUTURE, AND WE MAY HAVE CLAIMS AGAINST ANC RENTAL THAT MAY BE DISCHARGED IN BANKRUPTCY, ANY OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, CASH FLOWS AND PROSPECTS.

     In connection with the spin-off of ANC Rental Corporation and its subsidiaries ("ANC Rental") in June 2000, we agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. ("Mitsubishi") and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental's behalf. We are also a party to certain agreements with ANC Rental (the "ANC Rental Agreements"), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and we have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental's bankruptcy, we were called on to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which we provided guarantees. As a result, we agreed to assume these real property leases, which expire in 2017, in order to control and attempt to mitigate our exposure relating thereto. In the fourth quarter of 2001, we incurred a pre-tax charge of $20.0 million included in net income from discontinued operations to reflect our assumption of the nine leases with Mitsubishi and certain other costs that we expect to incur as a result of ANC Rental's bankruptcy. We continue to guarantee the remaining three leases with Mitsubishi until their expiration in 2017, and we remain subject to various other ANC Rental obligations. ANC Rental has been accounted for as a discontinued operation and, accordingly, we expect that additional charges recorded by us pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact our reported results from continuing operations.

     We have reached an agreement with Mitsubishi pursuant to which our aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Although we believe our financial exposure under the agreement will likely decrease significantly in 2002, we could have potential exposure under the agreement for up to five to ten years. Our indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. We could have potential exposure under the indemnification obligations for approximately five years. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to us under the terms of the ANC Rental Agreements may be extinguished or our claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to us in connection with payments made by us with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that we make to the Internal Revenue Service as a result of audit adjustments in our consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next three to five years. We estimate that, based on our assessment of the risks involved in each matter and excluding the liabilities associated with the $20.0 million charge we incurred in the fourth quarter of 2001, our remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million. However, the exposure is difficult to estimate and we cannot assure you that our aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above or that we will not be subject to additional claims as a result of ANC Rental's bankruptcy filing, which could have a material adverse effect on our business, financial condition, cash flows and prospects.

WE HAVE ENGAGED IN CERTAIN TRANSACTIONS THAT ARE UNDER REVIEW BY THE IRS AND MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

     At December 31, 2001 and December 31, 2000, we had $853.8 million and $877.2 million, respectively, of net deferred tax liabilities. In 1997 and 1999, we engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Approximately $680 million of the net deferred tax liabilities relate to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating certain future projected tax deductions. The amount of foregone tax deductions in 2001 relating to that transaction was approximately $44 million. These transactions are currently under review by the Internal Revenue Service. We believe that our tax returns appropriately reflect such transactions, and that we have established adequate reserves with respect to any tax liabilities relating to these transactions. However, an unfavorable settlement or adverse resolution of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

WE ARE SUBJECT TO RESIDUAL VALUE RISK AND CONSUMER CREDIT RISK IN CONNECTION WITH OUR LEASE PORTFOLIO, CONSUMER CREDIT RISK IN CONNECTION WITH OUR FINANCE RECEIVABLES AND RELATED ASSETS AND UNDERWRITING RISK IN CONNECTION WITH OUR REINSURANCE OF WARRANTY AND PROTECTION PRODUCTS.

     Through AutoNation Financial Services, until December 2001, we underwrote installment auto loans to our customers and, until mid-1999, we provided our customers an opportunity to finance vehicles through leases with us. In December 2001, we decided that we would no longer underwrite retail auto loans for customers at our dealerships. We incurred a pre-tax charge in the fourth quarter of 2001 of $85.8 million to reflect a write-down of our outstanding auto loans in our portfolio and to cover costs associated with our exit from that business. However, we will continue to manage and wind down our outstanding loan portfolio. Accordingly, we remain subject to consumer credit risk in connection with our portfolio of installment receivables, our lease portfolio and other related assets. We also remain subject to residual value risk in connection with our lease portfolio in the event of a decline in the market value of our leased vehicles. Although we intend to retain current third-party service providers to collect outstanding balances from our customers and service our loan portfolio, we cannot assure you that we will be able to collect payments due on such loans or that our loan reserves will be sufficient. A continuation or worsening of the current economic recession could have a material adverse effect on the value of our installment receivables portfolio, our financial condition, results of operations and cash flows.

     Certain of the vehicle warranty and extended protection products that we offer to our customers are products that are sold and administered by independent third parties, including the vehicle manufacturers' captive finance subsidiaries, and for which we retain some or all of the underwriting risk through captive insurance subsidiaries. To the extent that we retain some or all of the underwriting risk associated with particular warranty and extended protection products, we are subject to the risk that claims under the products may exceed applicable reserves, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

OUR REVOLVING CREDIT FACILITIES AND THE INDENTURE RELATING TO OUR SENIOR UNSECURED NOTES CONTAIN CERTAIN RESTRICTIONS ON OUR ABILITY TO CONDUCT OUR BUSINESS.

     The indenture relating to the $450.0 million of 9% senior unsecured notes that we sold in August 2001 and the credit agreements relating to the two revolving credit facilities that we entered into in August 2001 contain numerous financial and operating covenants that limit the discretion of our management with respect to various business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and repurchases of our shares) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Our revolving credit facilities also require us to meet certain financial ratios and tests that may require us to take action to reduce debt or act in a manner contrary to our business objectives. A failure by us to comply with the obligations contained in our revolving credit facilities or the indenture could result in an event of default under our revolving credit facilities or the indenture, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. If any debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances upon the exercise of remedies under the indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities.

OUR DEALERSHIPS ARE DEPENDENT ON THE PROGRAMS AND OPERATIONS OF VEHICLE MANUFACTURERS AND, THEREFORE, ANY CHANGES TO SUCH PROGRAMS AND OPERATIONS MAY ADVERSELY AFFECT OUR DEALERSHIP OPERATIONS AND, IN TURN, AFFECT OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS AND PROSPECTS.

     The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Additionally, manufacturers generally support their dealerships by providing direct financial assistance in various areas, including, among others, advertising assistance and favorable inventory financing. Beyond funds paid directly to their dealerships, the manufacturers also from time to time have established various incentive programs designed to spur consumer demand for their vehicles, such as the 0% financing offers during the fourth quarter of 2001. From time to time, manufacturers modify and discontinue these dealer assistance and consumer incentive programs, which could have a significant adverse effect on our consolidated results of operations and cash flows. Any event that has a material adverse effect on the financial condition, management or designing, marketing, production or distribution capabilities of the vehicle manufacturers with whom we hold franchises, such as general economic downturns or recessions, increases in interest rates, labor strikes, supply shortages, adverse publicity, product defects, vehicle recall campaigns, litigation or poor product mix/unappealing vehicle design, may result in a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

WE ARE SUBJECT TO RESTRICTIONS IMPOSED BY VEHICLE MANUFACTURERS THAT MAY ADVERSELY IMPACT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND PROSPECTS, INCLUDING OUR ABILITY TO ACQUIRE NEW DEALERSHIPS.

     The franchise agreements to which our dealerships are subject and the framework agreements that we have with many major vehicle manufacturers provide the manufacturers with considerable influence over the operations of our current dealerships, including the level at which we capitalize our dealerships, the condition of our dealership facilities, our performance standards with respect to sales volume and customer satisfaction, our selection of dealership management, the naming and marketing of our dealerships, the operations of our e-commerce sites and our ability to acquire additional dealerships. They also grant the manufacturer the right to terminate our franchise for a variety of reasons (including any unapproved change of ownership or management or transfer of franchise rights) subject to state laws. From time to time, we may also be precluded under these agreements from acquiring additional franchises to the extent we are not meeting certain performance criteria at our existing dealerships until our performance improves in accordance with the agreements. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewal will be favorable to us. In addition, some of our framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive dealerships franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our board of directors during a specified time period, the acquisition of 20% or more of our voting stock by another vehicle manufacturer or distributor or the acquisition of 50% or more of our voting stock by a person, entity or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets. The restrictions in our franchise and framework agreements also may prevent or deter prospective acquirors from acquiring control of us, which may adversely impact our equity value. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances upon the exercise of remedies under the indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities.

WE ARE SUBJECT TO NUMEROUS LEGAL AND ADMINISTRATIVE PROCEEDINGS, WHICH, IF THE OUTCOMES ARE ADVERSE TO US, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND PROSPECTS.

     We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     In October 2000, the California Department of Motor Vehicles ("California DMV") brought an action against one of our subsidiaries' dealerships for alleged customer fraud as well as several other claims. In April 2001, we settled the California DMV action and a related action by the State of California. We have reached a preliminary settlement of three purported civil class actions (which have been consolidated) relating to this matter, subject to certain conditions. Other lawsuits and claims have also been filed or made against the dealership based on the allegations underlying the California DMV case.

     In an action filed in Florida state court in 1999, one of our subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of our former used vehicle megastores. On October 31, 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida's Fourth District Court of Appeals upheld the certification of the class.

     Many of our Texas dealership subsidiaries have been named in three class actions brought against the Texas Automobile Dealer's Association ("TADA") and new vehicle dealerships in Texas that are members of the TADA. The actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. Two of the cases are currently pending in Texas state court and the third is pending in the federal district court for the Eastern District of Texas.

     In addition to the foregoing cases, we are also a party to numerous other legal proceedings that arose in the conduct of our business. The results of these matters and any matters brought against us in the future cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION AND IF WE ARE FOUND TO BE IN VIOLATION OF ANY OF THESE REGULATIONS, OUR BUSINESS, OPERATING RESULTS AND PROSPECTS COULD SUFFER.

     The automotive retailing industry is subject to a wide range of federal, state and local laws and regulations, such as those relating to licensing, retail financing, consumer protection, environmental, health and safety, wage-hour, anti-discrimination and other employment practices. The violation of these laws and regulations can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. We may need to spend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable federal, state and local regulation of health, safety, environment, zoning and land use regulations.

WE MAY ENCOUNTER LIMITATIONS ON OUR ABILITY TO ACQUIRE AUTOMOTIVE DEALERSHIPS IN KEY MARKETS ON FAVORABLE TERMS OR AT ALL, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR ACQUISITION STRATEGY.

     The automotive retail industry is a mature industry. Accordingly, the growth of our automotive retail business since our inception has been primarily attributable to acquisitions of franchised automotive dealership groups. The significant consolidation in the industry in our key markets over the last several years has resulted in fewer desirable dealerships or dealership groups being available for purchase on reasonable terms. The major manufacturers have limited the number of dealerships that we may acquire nationally, regionally or within any given market, and each individual acquisition is subject to specific approval from the applicable vehicle manufacturer. We have reached or approached acquisition limits set forth in a number of our framework agreements, particularly regarding market limits, and may encounter additional limitations in the future as we continue to expand. In addition, from time to time, we may also be precluded under these agreements from acquiring additional franchises to the extent we are not meeting certain performance criteria at our existing dealerships until our performance improves in accordance with the agreements. Acquisitions involve a number of risks, many of which are unpredictable and difficult to quantify or assess, including, among other matters, risks relating to known and unknown liabilities of the acquired business and projected operating performance. As a result, we cannot assure you that we will be able to continue to acquire dealerships selling desirable automotive brands at desirable locations in our key markets or that any such acquisitions can be completed on favorable terms or at all.

NEW ACCOUNTING PRONOUNCEMENTS ON BUSINESS COMBINATIONS AND GOODWILL WILL AFFECT OUR FUTURE EARNINGS.

     On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized and issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142,

"Goodwill and Other Intangible Assets" ("SFAS 142"). We have adopted the provisions of SFAS 141, which require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

     SFAS 142, upon adoption, eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Intangible assets with definitive lives will need to be amortized over their useful lives.

     The provisions of SFAS 142 applied immediately to all acquisitions completed after June 30, 2001. Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized until December 31, 2001. Effective January 1, 2002 such amortization ceased, as companies were required to adopt the new rules on that date. By the end of the first quarter of calendar year 2002, we will, as required, begin to perform an impairment analysis of intangible assets. SFAS 142 requires us upon adoption and at least annually to reassess the intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives. Furthermore, we will, as required, complete the first step of the goodwill transition impairment test by June 30, 2002 which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no further analysis is required. If the fair value of the reporting unit is less than the carrying value of the net assets, we must perform step two of the SFAS 142 impairment test, which requires us to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. Any impairment noted must be recorded at the date of adoption restating first quarter results, if necessary. Impairment charges, if any, that result from the application of the above test would be recorded as the cumulative effect of a change in accounting principle in the first quarter of the year ending December 31, 2002.

     We will not be able to determine the ultimate impact of SFAS 142 on our consolidated financial statements until such time as we apply its provisions. We include additional details about these new accounting pronouncements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this document, as well as in the Notes to our Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     We lease our corporate headquarters facility pursuant to a long-term lease. We also own or lease numerous facilities relating to our operations in 17 states. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots and offices. We believe that our facilities are sufficient for our needs and are in good condition in all material respects. In 2001, we entered into mortgage facilities secured by certain of our dealerships' real property, as discussed further in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this document and the Notes to our Consolidated Financial Statements presented elsewhere herein.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     In October 2000, the California Department of Motor Vehicles ("California DMV") brought an action against one of our subsidiaries' dealerships for alleged customer fraud as well as several other claims. In April 2001, we settled the California DMV action and a related action by the State of California. We have reached a preliminary settlement of three purported civil class actions (which have been consolidated) relating to this matter, subject to certain conditions. Other lawsuits and claims have also been filed or made against the dealership based on the allegations underlying the California DMV case.

     In an action filed in Florida state court in 1999, one of our subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of our former used vehicle megastores. On October 31, 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida's Fourth District Court of Appeals upheld the certification of the class.

     Many of our Texas dealership subsidiaries have been named in three class actions brought against the Texas Automobile Dealer's Association and new vehicle dealerships in Texas that are members of the TADA. The actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. Two of the cases are currently pending in Texas state court and the third is pending in the federal district court for the Eastern District of Texas.

     We intend to vigorously defend ourselves and assert available defenses with respect to each of the foregoing matters. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     Our common stock is traded on The New York Stock Exchange under the symbol "AN." The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the consolidated transaction reporting system.

                                                               HIGH     LOW
                                                              ------   -----
2001
Fourth Quarter..............................................  $13.07   $8.53
Third Quarter...............................................   12.24    7.75
Second Quarter..............................................   12.59    8.61
First Quarter...............................................    9.24    4.94
2000
Fourth Quarter..............................................  $ 7.19   $4.63
Third Quarter...............................................    7.31    5.63
Second Quarter..............................................   10.75    7.00
First Quarter...............................................    9.31    6.13

     On March 25, 2002, the closing price of our common stock was $13.30 per share as reported by the NYSE. On March 25, 2002, there were approximately 3,400 holders of record of our common stock.

     We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We currently intend to retain our earnings for future growth and, therefore, we do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities restrict our ability to declare cash dividends.

     On June 30, 2000, we completed the tax-free spin-off to our stockholders of all of the capital stock of ANC Rental Corporation. The spin-off was completed by issuing to each AutoNation stockholder of record as of June 16, 2000 one share of ANC Rental common stock for each eight shares of AutoNation common stock held by such stockholder. The stock prices presented above reflect historical stock prices during all periods presented and have not been adjusted to give retroactive effect to the distribution of ANC Rental common stock to our stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following Selected Financial Data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                                    AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                               2001        2000        1999        1998        1997
                                             ---------   ---------   ---------   ---------   --------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenue....................................  $19,989.3   $20,599.0   $20,099.0   $12,653.7   $6,124.6
Income (loss) from continuing operations...  $   245.0   $   328.1   $   (31.5)  $   225.8   $   13.4
Net income.................................  $   232.3   $   329.9   $   282.9   $   499.5   $  439.7
Basic earnings (loss) per share:
  Continuing operations....................  $     .74   $     .91   $    (.07)  $     .50   $    .03
  Discontinued operations..................       (.04)         --         .73         .60       1.06
                                             ---------   ---------   ---------   ---------   --------
  Net income...............................  $     .70   $     .91   $     .66   $    1.10   $   1.09
                                             =========   =========   =========   =========   ========
Diluted earnings (loss) per share:
  Continuing operations....................  $     .73   $     .91   $    (.07)  $     .48   $    .03
  Discontinued operations..................       (.04)         --         .73         .58        .99
                                             ---------   ---------   ---------   ---------   --------
  Net income...............................  $     .69   $     .91   $     .66   $    1.06   $   1.02
                                             =========   =========   =========   =========   ========
          Total assets.....................  $ 8,065.4   $ 8,867.3   $ 9,583.1   $ 8,412.2   $4,852.1
Long-term debt, net........................  $   647.3   $   850.4   $   836.1   $   520.9   $  261.1
Shareholders' equity.......................  $ 3,827.9   $ 3,842.5   $ 4,601.2   $ 5,424.2   $3,484.3
Diluted weighted average common shares
  outstanding..............................      335.2       361.4       429.8       470.9      430.9

     See Notes 10, 12, 13, 15, 16 and 18 of Notes to Consolidated Financial Statements for discussion of shareholders' equity, finance underwriting and asset securitizations, restructuring activities and impairment charges, earnings
(loss) per share, discontinued operations and acquisitions and divestitures, respectively, and their effect on comparability of year-to-year data. See "Item
5. Market for the Registrant's Common Equity and Related Stockholder Matters" for a discussion of our dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with the "Introduction," "Recent Developments," "Business Strategy," and "Risk Factors" sections of this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

     AutoNation, Inc. is the largest automotive retailer in the United States. As of December 31, 2001, we owned and operated 368 new vehicle franchises from 278 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our dealerships, which we believe include some of the most recognizable and well-known dealerships in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2001, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.

     We offer a diversified range of automotive products and services beyond new vehicles, such as used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, insurance products and other aftermarket products, and we arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, reducing redundant operating expenses, improving asset management and sharing and implementing best practices across our dealerships.

     Floorplan interest expense, which previously was classified as interest expense below operating income, is now presented as a component of cost of operations in the accompanying Consolidated Income Statements to provide more meaningful information regarding our margin performance. In addition, loan and lease underwriting losses (income) related to our finance and lease underwriting businesses, which we have exited, have been presented separately for all periods presented in the accompanying Consolidated Income Statements. Prior period amounts have been reclassified to conform with the current presentation.

     The following is a summary of our Consolidated Income Statements both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):

                                                        2001                2000                1999
                                                  -----------------   -----------------   -----------------
                                                            DILUTED             DILUTED             DILUTED
                                                              PER                 PER                 PER
                                                  DOLLARS    SHARE    DOLLARS    SHARE    DOLLARS    SHARE
                                                  -------   -------   -------   -------   -------   -------
Income (loss) from continuing operations........  $245.0    $  .73    $328.1     $ .91    $(31.5)    $(.07)
                                                  ------    ------    ------     -----    ------     -----
Income (loss) from discontinued operations, net
  of income taxes:
  Automotive rental.............................   (12.7)     (.04)     13.1       .03     (71.0)     (.17)
  Solid waste services..........................      --        --        --        --      40.4       .10
Gain (loss) on disposal of segments.............      --        --     (11.3)     (.03)    345.0       .80
                                                  ------    ------    ------     -----    ------     -----
                                                   (12.7)     (.04)      1.8        --     314.4       .73
                                                  ------    ------    ------     -----    ------     -----
Net income......................................  $232.3    $  .69    $329.9     $ .91    $282.9     $ .66
                                                  ======    ======    ======     =====    ======     =====

     The following factors have impacted our financial condition and results of operations and may cause our reported financial data not to be indicative of our future financial condition and operating results:

          - Growth Through Acquisitions: From 1997 through 1999, we aggressively expanded our automotive retail operations through the acquisition of franchised automotive dealerships. Since 1999, we have not completed and do not expect to complete acquisitions at the same pace as we had in the past. See further discussion under the heading "Business Acquisitions and Divestitures".

          - Non-core Divestitures: From 1999 through 2001, we divested of various non-core assets and dealerships, including the Flemington dealership group and our former outdoor media business for net proceeds of $59.0 million and $89.0 million, respectively. See further discussion under heading "Business Acquisitions and Divestitures".

          - Spin-Off of ANC Rental Corporation: In June 2000, we completed the tax-free spin-off of our former automotive rental business. ANC Rental declared bankruptcy in November 2001. We were called on to perform under certain of our credit enhancements and guarantees and, accordingly, in the fourth quarter of 2001 we incurred a pre-tax charge of $20.0 million included in Income from Discontinued Operations to reflect our assumption of these obligations. See further discussion under the heading "Discontinued Business Segments".

          - Exit from Auto Loan Underwriting Businesses: In 2001, we recorded a pre-tax charge of $85.8 million to reflect a write-down of outstanding auto loans and related assets in our retail auto loan portfolio and to cover costs associated with our exit from the auto loan underwriting business. See further discussion under the heading "Auto Loan and Lease Underwriting Activities".

          - Restructuring and Impairment Charges: In 1999, we restructured certain of our operations to exit our former used vehicle megastore business and to reduce our corporate workforce. See further discussion under the heading "Restructuring Activities".

          - Share Repurchases: Since the inception of our Board-authorized share repurchase programs in 1998 through December 31, 2001, we have repurchased 155.0 million shares of our common stock for an aggregate price of $1.7 billion, leaving approximately $260.3 million available for repurchases under the programs, including an additional $250.0 million authorized in October 2001 by our Board of Directors. See further discussion under the heading "Financial Condition".

          - Investment Write-down: In 2000, we recognized a pre-tax $30.0 million valuation write-down to an equity-method investment in a privately held salvage and parts recycling business, as well as a $5.0 million write-down to fair value of another equity-method investment, subsequently sold in early 2001 at no additional gain or loss.

          - Sale of Republic Services, Inc.: In 1998, our former solid waste services business completed an initial public offering of 36.1% of its common stock. In 1999, we sold substantially all of our remaining interests in Republic Services to the public. See further discussion under the heading "Discontinued Business Segments".

     The following table provides a detailed reconciliation of how certain after-tax charges and gains have impacted reported Income (Loss) from Continuing Operations for the periods indicated (in millions, except earnings per share data):

                                                                  2001                2000                  1999
                                                            -----------------   -----------------   --------------------
                                                                      DILUTED             DILUTED              DILUTED
                                                                        PER                 PER                  PER
                                                            DOLLARS    SHARE    DOLLARS    SHARE    DOLLARS    SHARE(1)
                                                            -------   -------   -------   -------   -------   ----------
Income (loss) from continuing operations, as reported.....  $245.0     $ .73    $328.1     $ .91    $(31.5)     $(.07)
Certain charges and gains:
  Asset impairment and related charges-loan underwriting
    business..............................................    52.3       .16        --        --        --         --
  Gain on sale of outdoor media business..................      --        --     (33.4)     (.09)       --         --
  Asset impairment -- minority equity investments.........      --        --      21.9       .06        --         --
  Gain on sale of Republic Services stock.................      --        --     (15.0)     (.04)       --         --
  Gain on sale of Flemington dealership group.............   (11.8)     (.04)       --        --        --         --
  1999 restructuring and impairment charges...............      --        --        --        --     297.0        .68
  Other items, net........................................     5.3       .02       1.2        --      23.2        .05
                                                            ------     -----    ------     -----    ------      -----
Income from continuing operations, excluding certain
  charges and gains.......................................  $290.8     $ .87    $302.8     $ .84    $288.7      $ .66
                                                            ======     =====    ======     =====    ======      =====

---------------

(1) Calculated using diluted weighted average common shares outstanding of 435.6 million due to the addition of common stock equivalents that were anti-dilutive for the purpose of computing Income (Loss) from Continuing Operations, as reported.

     Income from Continuing Operations, Excluding Certain Charges and Gains above is presented on a basis other than accounting principles generally accepted in the United States. The above information is presented for informational purposes only and may not necessarily reflect our future results of operations. Unless otherwise stated, the following discussions will focus on the results of continuing operations as reported, which consists of our automotive retail business.

CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. We have identified the policies below that are critical to our business operations and the understanding of our results of operations and involve significant estimates. For detailed discussion of other significant accounting policies see
Note 1, Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

     Inventory -- Our inventory policy determines the valuation of inventory, which is a significant component of our consolidated balance sheets. Inventory consists primarily of retail vehicles held for sale valued using the specific identification method, net of reserves. Cost includes acquisition, reconditioning and transportation expenses. Reserves are established based on vehicle inventory aging and management's estimate of market values. We are subject to the risk that our inventory may be overvalued from time to time primarily with respect to used vehicles, which could require additional reserves to be recorded.

     Intangible Assets -- Our policies related to intangible assets determine the valuation of intangible assets, which is a significant component of our consolidated balance sheets. Additionally, these policies affect the amount of future amortization and possible impairment expenses we may incur. Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead are subject to impairment tests at least annually. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We will not be able to determine the ultimate impact of SFAS 142 on our consolidated financial statements until such time as we apply its provisions. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

  COMMITMENTS AND CONTINGENCIES --

     As further discussed in Note 9, Commitments and Contingencies, of Notes to Consolidated Financial Statements we are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

     In June 2000, we completed the tax-free spin-off of our former automotive rental business, ANC Rental. ANC Rental declared bankruptcy in November 2001. We were called on to perform under certain of our credit enhancements and guarantees and, accordingly, in the fourth quarter of 2001 we incurred a pre-tax charge of $20.0 million included in Income from Discontinued Operations primarily to reflect our assumption of these obligations. Additional remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million. However, the exposure is difficult to estimate and we cannot assure you that our aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above or that we will not be subject to additional claims as a result of ANC Rental's bankruptcy filing. See further discussion under the heading "Discontinued Business Segments".

     Revenue Recognition -- The majority of our revenue is from the sales of new and used vehicles, including any commissions from related vehicle financings. We recognize revenue in the period in which products are sold or services are provided. Commission revenue on warranty and insurance products sold in connection with vehicle sales is recognized upon sale. Additionally, we may reinsure some or all of the underwriting risk related to extended warranty and credit insurance products sold and administered by certain independent third parties through our captive insurance subsidiaries. Revenue and related direct costs from these reinsurance transactions are deferred and recognized over the life of the policies. Revenue is recognized in accordance with the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In the future, should changes in conditions cause us to determine that these criteria have not been met, revenue recognized for any reporting period could be adversely affected.

     Finance and Lease Underwriting -- Through our subsidiary, AutoNation Financial Services, until December 2001, we underwrote installment auto loans to our customers and, until mid-1999, we provided our customers an opportunity to finance vehicles through leases with us. In December 2001, we decided that we would no longer underwrite retail auto loans for customers at our dealerships. We incurred a pre-tax charge in the fourth quarter of 2001 of $85.8 million to reflect a write-down of our outstanding auto loans and related assets in our portfolio and to cover costs associated with our exit from that business. However, we will continue to manage and wind down our outstanding loan portfolio and related assets. Accordingly, we remain subject to consumer credit risk in connection with our portfolio of installment receivables, our lease portfolio and other related assets. Additionally, we are subject to the risk that based on certain estimates and assumptions used, our portfolio of installment receivables, our lease portfolio and other related assets could be overvalued and require additional write-down. See further discussion in Note 12, Finance Underwriting and Asset Securitizations, of Notes to Consolidated Financial Statements.

     Income Taxes -- Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In 1997 and 1999, we engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Approximately $680 million of the net deferred tax liabilities relate to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating certain future projected tax deductions. The amount of foregone tax deductions in 2001 relating to that transaction was approximately $44 million. These transactions are currently under review by the Internal Revenue Service. We believe that our tax returns appropriately reflect such transactions, and that we have established adequate reserves with respect to any tax liabilities relating to these transactions. However, an unfavorable settlement or adverse resolution of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

  Reported Operating Data:

     Our historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. The following table sets forth: (1) the components of revenue, with component percentages of total revenue; (2) the components of gross margin, with gross margin percentages of applicable revenue; (3) selling, general and administrative expenses; (4) store performance; and (5) retail vehicle unit sales:

                                                                          YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------------
                                                                                   % VARIANCE
                                                                                    2001 VS.                         % VARIANCE
                                             2001        %       2000        %        2000        1999        %     2000 VS. 1999
             ($ IN MILLIONS)               ---------   -----   ---------   -----   ----------   ---------   -----   -------------
Revenue:
  New vehicle............................  $12,000.0    60.0   $12,489.3    60.6       (3.9)    $11,481.0    57.1         8.8
  Used vehicle...........................    3,883.2    19.4     3,860.2    18.7         .6       4,429.7    22.0       (12.9)
  Parts and service......................    2,404.9    12.0     2,334.9    11.3        3.0       2,222.0    11.1         5.1
  Finance and insurance, net.............      489.6     2.4       431.8     2.1       13.4         423.4     2.1         2.0
  Other..................................    1,211.6     6.2     1,482.8     7.3      (18.3)      1,542.9     7.7        (3.9)
                                           ---------   -----   ---------   -----                ---------   -----
        Total revenue....................  $19,989.3   100.0   $20,599.0   100.0       (3.0)    $20,099.0   100.0         2.5
                                           =========   =====   =========   =====                =========   =====
Gross margin:
  New vehicle............................  $   837.9     7.0   $   857.4     6.9       (2.3)    $   838.9     7.3         2.2
  Used vehicle...........................      426.5    11.0       437.4    11.3       (2.5)        447.8    10.1        (2.3)
  Parts and service......................    1,039.2    43.2       999.7    42.8        4.0         933.8    42.0         7.1
  Finance and insurance..................      489.6   100.0       431.8   100.0       13.4         423.4   100.0         2.0
  Other..................................       80.7     6.7        95.8     6.5      (15.8)        146.7     9.5       (34.7)
                                           ---------           ---------                        ---------
        Total gross margin...............    2,873.9    14.4     2,822.1    13.7        1.8       2,790.6    13.9         1.1
S,G &A -- Store..........................    2,072.0    10.4     2,021.6     9.8        2.5       2,089.4    10.4        (3.2)
                                           ---------           ---------                        ---------
      Store performance..................      801.9     4.0       800.5     3.9         .2         701.2     3.5        14.2
S,G &A -- Corporate......................      135.2      .7       156.1      .8      (13.4)        190.0      .9       (17.8)
Depreciation.............................       70.7      .4        54.7      .3       29.3          60.1      .3        (9.0)
Amortization.............................       81.2      .4        79.1      .4        2.7          62.9      .3        25.8
Loan and lease underwriting losses
  (income)...............................       89.6      .4         6.0      --       n.m.         (12.8)    (.1)     (146.9)
Restructuring and impairment charges
  (recoveries), net......................        4.5      --       (20.4)    (.1)    (122.1)        416.4     2.1      (104.9)
Other gains..............................      (19.3)    (.1)         --      --         --            --      --          --
                                           ---------           ---------                        ---------
      Operating income (loss)............  $   440.0     2.2   $   525.0     2.5      (16.2)    $   (15.4)    (.1)       n.m.
                                           =========           =========                        =========
Retail vehicle unit sales:
  New....................................    454,000             489,000               (7.2)      469,000                 4.3
  Used...................................    258,000             255,000                1.2       315,000               (19.0)
                                           ---------           ---------                        ---------
                                             712,000             744,000               (4.3)      784,000                (5.1)
                                           =========           =========                        =========

---------------

n.m. -- Percentages are not meaningful.

     Total revenue was $20.0 billion, $20.6 billion and $20.1 billion for the years ended December 31, 2001, 2000 and 1999, respectively. Gross margins were $2.9 billion, $2.8 billion and $2.8 billion for the years ended December 31, 2001, 2000 and 1999, respectively. The primary components of these changes are described below.

     New vehicle revenue decreased 3.9% to $12.0 billion in 2001 compared to 2000 due to a decrease in volume of 7.2% partially offset by an increase in average revenue per unit of 3.3%. On a same store basis, new vehicle revenue decreased 4.5%. On a same store basis, our new vehicle sales were primarily affected during 2001 by the lower demand experienced in the domestic product lines. New vehicle sales came to a near standstill directly following the terrorist attacks of September 11, 2001. The introduction of significant manufacturer incentives greatly increased the pace of new vehicle sales during the final three months of 2001. We expect retail sales of new vehicles in the United States during 2002 to decrease by an estimated five to ten percent compared to 2001 on a unit basis. However, the level of retail sales of new vehicles during 2002 is very difficult to predict, as evidenced by various industry experts predicting a wide range of sales level decreases during 2002 as compared to 2001, and is likely to be significantly impacted by vehicle manufacturers' willingness to continue significant incentive programs. A significant change in new vehicle sales levels in the United States during 2002 as compared to our expectations could cause our actual earnings results to differ from our projected results. In 2000, new vehicle sales were strong until the fourth quarter when new vehicle demand dramatically slowed. New vehicle sales in 2000 were also impacted by a modest decrease in same store unit sales.

     New vehicle gross margin reflects the net result of the sales price from the sale of a vehicle less the cost of acquisition, including vehicle net carrying costs (floorplan interest expense net of floorplan assistance -- see
Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements). Driven by the revenue decrease, new vehicle gross margin decreased 2.3% to $837.9 million in 2001 compared to 2000. However, on a percentage basis, new vehicle gross margin improved 10 basis points to 7.0% in 2001 compared to 2000 in part due to our inventory management activities which resulted in manufacturers' floorplan assistance in excess of floorplan interest expense. While we expect floorplan interest rates to increase in 2002 compared to 2001, we believe its effect will be largely mitigated by increases in floorplan interest assistance which is also interest rate sensitive. Gross margin in 2000 increased 2.2% compared to 1999 as a result of higher average revenue per unit and acquisitions and divestitures.

     Used vehicle revenue increased .6% to $3.9 billion in 2001 compared to 2000. On a same store basis, revenue increased 2.1%, attributable to higher volume of 2.9% partially offset by .8% lower average revenue per unit. Despite the increase in revenue, used vehicle gross margin decreased 2.5% to $426.5 million in 2001 compared to 2000. Gross margin decreased .7% on a same store basis in 2001 compared to 2000. The gross margin compression of 30 basis points to 11.0% resulted from our focus during 2001 on reducing inventory levels as part of our inventory management initiative and the increase in used vehicles we took as trade-ins as a result of the increase in new vehicle sales at the end of 2001. Due to an uncertain wholesale market, we chose to retail our used vehicle inventory whenever possible, which resulted in lower used vehicle gross margins. The margin compression was partially offset by continued improvements due to the implementation of our used vehicle best practices. Decreases in used vehicle revenue and gross margin amounts in 2000 are the result of a decrease in units retailed from 315,000 in 1999 to 255,000 in 2000 which largely resulted from the closure of our used vehicle megastores. In addition, the used vehicle market was softer in 2000 compared to 1999 due in part to strong manufacturer incentives for new vehicles, especially light trucks. Used vehicle gross margin percentages in 2000 increased compared to 1999 primarily as a result of the initial implementation of our used vehicle best practices and improved management of used vehicle inventories.

     Parts and service revenue increased 3.0% to $2.4 billion in 2001 compared to 2000 driven by volume as well as price increases. Parts and service gross margin increased 4.0% to $1.0 billion during the year ended December 31, 2001, as a result of higher revenue coupled with margin expansion of 40 basis points to 43.2%. Revenue and gross margin increased 3.7% and 4.7% in 2001 compared to 2000 on a same store basis, respectively. Both the revenue increase and the margin expansion are the result of our initiatives to implement a pricing strategy, a team-based process and a comprehensive parts and service marketing plan. Parts and service revenue increased in 2000 compared to 1999 primarily driven by volume. Parts and service gross margin increased in 2000 compared to 1999 as a result of higher revenue coupled with margin expansion.

     Finance and insurance revenue and gross margin increased 13.4% to $489.6 million in 2001 compared to 2000. Finance and insurance revenue and gross margin increased 2.0% to $431.8 million in 2000 compared to 1999. Finance and insurance gross margin per vehicle retailed increased 18.6% in 2001 to $688 compared to $580 in 2000. The increases are primarily due to a higher percentage of our customers buying finance and insurance products as well as increased pricing primarily as a result of the implementation of a customer-friendly "full disclosure" finance and insurance menu and standardized closing process.

     Other revenue, primarily consisting of wholesale revenue from wholesaling used vehicles, decreased 18.3% to $1.2 billion in 2001 compared to 2000. This revenue decrease primarily reflects a reduction in wholesale revenues due to a decrease in the number of units wholesaled as we reduced our used vehicle inventory levels from 2000 and retailed a greater proportion of used vehicles. Other gross margin decreased 15.8% to $80.7 million in 2001 compared to 2000 as a result of a reduction in wholesale and fleet revenue.

     Store selling, general and administrative expenses increased 2.5% to $2.1 billion in 2001 compared to 2000. Store selling, general and administrative expenses as a percentage of total revenue were 10.4% in 2001 versus 9.8% in 2000. This increase as a percentage of revenue is primarily due to a shift in revenue mix from new vehicles to used vehicles, parts and service, and finance and insurance for which the related costs as a percentage of revenue are higher. Generally store selling, general and administrative expenses increase and decrease in direct relation to gross margin. Store selling, general and administrative expenses as a percentage of total gross margins were 72.1% in 2001 versus 71.6% in 2000. The increase in store selling, general and administrative expenses during 2001 was driven by an increase in total gross margin as well as increased advertising and other miscellaneous expenses. The decrease in 2000 compared to 1999 is primarily due to the successful implementation of our cost-cutting initiatives in late 1999 and overall leveraging of the store cost structure.

     Store performance was $801.9 million, $800.5 million and $701.2 million or, as percentages of total revenue, 4.0%, 3.9% or 3.5% for the years ended December 31, 2001, 2000 and 1999, respectively. The 2000 increase in aggregate dollars is primarily due to acquisitions coupled with margin expansion.

     Corporate selling, general and administrative expenses were $135.2 million, $156.1 million and $190.0 million or, as a percentage of total revenue, .7%, .8% and .9% for the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 decrease is primarily the result of the continued disposal of excess properties. In 2001, $6.6 million of property carrying costs were incurred compared to $30.9 million in 2000. Property carrying costs for properties held for sale for 2002 are estimated to be $1.5 million. The 2000 decrease in corporate S,G&A is primarily due to successful implementation of our cost-cutting initiatives in late 1999.

     In 2002, we will focus on cost management initiatives in the areas of compensation, advertising and general and administrative expenses. However, we expect an increase in insurance and benefit costs in 2002 compared to 2001, which would have the effect of offsetting some of these expected cost savings.

     Depreciation and amortization were $151.9 million, $133.8 million and $123.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Depreciation and amortization as percentages of revenue were .8%, ..7% and .6% for the years ended December 31, 2001, 2000 and 1999 respectively. The increases are primarily the result of capital expenditures. As further discussed under the heading "New Accounting Pronouncements", we are currently analyzing the impact of SFAS 142. Based on preliminary estimates, substantially all of our amortization expenses will be eliminated.

     Loan and lease underwriting losses (income) were $89.6 million, $6.0 million and $(12.8) million for the years ended December 31, 2001, 2000 and 1999, respectively. See discussion under heading "Loan and Lease Underwriting Activities". Restructuring and impairment charges (recoveries), net were $4.5 million, $(20.4) million and $416.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. See discussion under heading "Restructuring Activities".

     Other gains for the year ended December 31, 2001 of $19.3 million primarily consists of the pre-tax gain from the sale of the Flemington dealer group in April 2001.

  Same Store Operating Data:

     We have presented below our operating results for the years ended December 31, 2001 and 2000 on a same store basis to reflect our internal performance. Same store operating results include the results of businesses that were owned and operated by us during both of the years included in the comparison.

     The following table sets forth: (1) the components of same store revenue, with component percentages of total revenue; (2) the components of same store gross margin, with gross margin percentages of applicable same store revenue; (3) same store selling, general and administrative expenses;
(4) same store performance; and (5) retail vehicle same store unit sales:

                                                                 YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                      2001        %        2000        %     % VARIANCE
                 ($ IN MILLIONS)                    ---------   ------   ---------   -----   ----------
Revenue:
  New vehicle.....................................  $11,441.0     59.9   $11,974.5    61.2      (4.5)
  Used vehicle....................................    3,701.1     19.4     3,625.8    18.5       2.1
  Parts and service...............................    2,305.7     12.1     2,224.2    11.4       3.7
  Finance and insurance, net......................      463.8      2.4       411.8     2.1      12.6
  Other...........................................    1,178.3      6.2     1,342.7     6.8     (12.2)
                                                    ---------   ------   ---------   -----
         Total revenue............................  $19,089.9    100.0   $19,579.0   100.0      (2.5)
                                                    =========   ======   =========   =====
Gross margin:
  New vehicle.....................................  $   800.4      7.0   $   827.9     6.9      (3.3)
  Used vehicle....................................      407.5     11.0       410.5    11.3       (.7)
  Parts and service...............................      996.4     43.2       951.4    42.8       4.7
  Finance and insurance...........................      463.8    100.0       411.8   100.0      12.6
  Other...........................................       67.1      5.7        73.1     5.4      (8.2)
                                                    ---------            ---------
         Total gross margin.......................    2,735.2     14.3     2,674.7    13.7       2.3
S,G&A-Store.......................................    1,963.1     10.3     1,909.8     9.8       2.8
                                                    ---------            ---------
         Store performance........................  $   772.1      4.0   $   764.9     3.9        .9
                                                    =========            =========
Retail vehicle unit sales:
  New.............................................    431,000              470,000              (8.3)
  Used............................................    246,000              239,000               2.9
                                                    ---------            ---------
                                                      677,000              709,000              (4.5)
                                                    =========            =========

     In 2001, same store performance improved by $7.2 million or .9% despite a 2.5% decrease in same store revenue. This was achieved through our focus on operational improvements in the high margin areas of our business -- used vehicle, parts and service, and finance and insurance. Although these areas collectively comprise 33.9% of total same store revenue, they contributed 68.3% of total same store gross margin in 2001.

DISCONTINUED BUSINESS SEGMENTS

     On June 30, 2000, we completed the spin-off of our former automotive rental businesses, which were organized under ANC Rental Corporation, by distributing 100% of ANC Rental's common stock to AutoNation's stockholders as a tax-free dividend. As a result of the spin-off, AutoNation stockholders received one share of ANC Rental common stock for every eight shares of AutoNation common stock owned as of the June 16, 2000 record date. As discussed in Note 16, Discontinued Operations, of the Notes to Consolidated Financial Statements, ANC Rental has been accounted for as discontinued operations in the accompanying Consolidated Financial Statements and accordingly, the operating results of ANC Rental have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

     In connection with the spin-off of ANC Rental Corporation and its subsidiaries ("ANC Rental") in June 2000, we agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. ("Mitsubishi") and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental's behalf. We are also a party to certain agreements with ANC Rental (the "ANC Rental Agreements"), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and we have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental's bankruptcy, we were called on to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which we provided guarantees. As a result, we agreed to assume these real property leases, which expire in 2017, in order to control and attempt to mitigate our exposure relating thereto. In the fourth quarter of 2001, we incurred a pre-tax charge of $20.0 million included in net income from discontinued operations to reflect our assumption of the nine leases with Mitsubishi and certain other costs that we expect to incur as a result of ANC Rental's bankruptcy. We continue to guarantee the remaining three leases with Mitsubishi until their expiration in 2017, and we remain subject to various other ANC Rental obligations. ANC Rental has been accounted for as a discontinued operation and, accordingly, we expect that additional charges recorded by us pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact our reported results from continuing operations.

     We have reached an agreement with Mitsubishi pursuant to which our aggregate financial exposure under a motor vehicle lease agreement between ANC Rental and Mitsubishi is capped at $10.0 million. Although we believe that our financial exposure under the agreement will likely decrease significantly in 2002, we could have potential exposure under the agreement for up to five to ten years. Our indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. We could have potential exposure under the indemnification obligations for approximately five years. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to us under the terms of the ANC Rental Agreements may be extinguished or our claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to us in connection with payments made by us with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that we make to the Internal Revenue Service as a result of audit adjustments in our consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next three to five years. We estimate that, based on our assessment of the risks involved in each matter and excluding the liabilities associated with the $20.0 million charge we incurred in the fourth quarter of 2001, our remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million. However, the exposure is difficult to estimate and we cannot assure you that our aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above or that we will not be subject to additional claims as a result of ANC Rental's bankruptcy filing.

     In July 1998, our former solid waste subsidiary, Republic Services, Inc., completed an initial public offering of 36.1% of its common stock. In May 1999, we sold substantially all of our interest in Republic Services in a public offering. As discussed in Note 16, Discontinued Operations, of the Notes to Consolidated Financial Statements, our former solid waste services segment has been accounted for as discontinued operations and accordingly, the operating results of Republic Services have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

BUSINESS ACQUISITIONS AND DIVESTITURES

     From 1997 through 1999, we aggressively expanded our automotive retail operations through the acquisition of franchised automotive dealerships. Since 1999, we have not completed and do not expect to complete acquisitions at the same pace as we had in the past. We expect that future acquisitions will primarily target single dealerships or dealership groups focused in key existing markets.

     During the years ended December 31, 2001, 2000 and 1999, we acquired various automotive retail businesses. We paid approximately $69.7 million, $190.9 million and $879.1 million, respectively, in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. We also paid $22.3 million, $122.4 million and $34.9 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. As of December 31, 2001, approximately $11.6 million of deferred purchase price due to former owners of acquired businesses had been accrued.

     As described below under the heading "Restructuring Activities", we have divested of certain non-core franchised automotive dealerships. During the years ended December 31, 2001, 2000 and 1999, we received $61.2 million, $89.7 million and $131.3 million, respectively, of cash from the divestiture of certain automotive dealerships. In April 2001, we completed the sale of our Flemington dealer group for net proceeds of $59.0 million. In the normal course of business, we will periodically divest dealerships that do not meet certain operational, financial, or strategic criteria. Revenue for the operations disposed or to be disposed, including the Flemington dealership group and our former used vehicle megastores, was $302.0 million, $1.1 billion and $2.3 billion for the years ended December 31, 2001, 2000 and 1999, respectively. See discussion under heading "Restructuring Activities". Operating income (loss) for the operations disposed or to be disposed was $(2.7) million, $13.6 million and $8.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     In November 2000, we completed the divestiture of our outdoor media business for a purchase price of approximately $104.0 million. In connection with the sale, we entered into a prepaid $15.0 million advertising agreement and, therefore, we received net proceeds of $89.0 million. A pre-tax gain of $53.5 million was recognized on the sale.

     See Note 18, Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements, for further discussion of business combinations.

LOAN AND LEASE UNDERWRITING ACTIVITIES

     In December 2001, we decided to exit the business of underwriting retail automobile loans for customers at our dealerships, which we determined was not a part of our core automotive retail business. We will continue to provide automobile loans for our customers through unrelated third party financing sources, which historically have provided more than 95% of the auto loans made to our customers. In addition, economic conditions in the United States worsened during the fourth quarter of 2001 as evidenced by confirmation of a recession, lower consumer confidence, increasing unemployment and increasing consumer credit defaults.

     The decision to exit the loan underwriting business and the impact of the economic conditions referenced above caused us to incur asset impairment and related charges totaling $85.8 million recorded in December 2001. These charges mainly reflect the impact of expected increases in loan losses and prepayments, as well as higher expected loan-servicing costs. The charges also include $1.5 million of direct exit costs for asset write-offs and other costs. In addition, during 2001 and 2000, we recognized impairment charges totaling $4.1 million and $16.6 million, respectively, primarily associated with the deterioration in residual values of finance lease receivables. We discontinued the writing of finance leases in mid-1999.

     Until December 2001, we securitized installment loan receivables through a commercial paper warehouse facility with unrelated financial institutions. In September 2001, we decreased the capacity of the commercial paper warehouse facility from $1.0 billion to $625.0 million. The warehouse facility had a renewable 364-day term and required an annual securitization transaction to reduce indebtedness. During 2001, we sold installment note receivables of $397.5 million under this program, net of retained interests. In December 2001, in conjunction with our exit from the auto loan underwriting business, we terminated this facility. During 2001, we entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on these securitized installment loan receivables. At December 31, 2001, since we terminated this facility, we had no derivative instruments outstanding.

     Until December 2001, we also securitized installment loan receivables through the issuance of asset-backed notes through non-consolidated qualified special purpose entities under a shelf registration statement. Proceeds from these notes were used to repay outstanding commercial paper under the warehouse facility and to finance additional loans held by us. In August 2001, we amended the shelf registration statement relating to this program to provide aggregate capacity of $2.0 billion. During 2001, we issued $850.0 million in asset-backed notes under this program, net of retained interests. We provide credit enhancements related to these notes in the form of 1% over collateralization, a reserve fund and a third party surety bond. We retain responsibility for servicing the loans, for which we are paid a servicing fee. We in turn have a sub-servicing arrangement with a third party. At December 31, 2001, $1.3 billion was outstanding under this program, net of retained interests. With our decision to exit the loan underwriting business, we do not intend to utilize the remaining capacity under this program. Substantially all of the beneficial interests in the debt of the qualified special purpose entities are held by unrelated third parties. The investors and the securitization trusts have no recourse to our assets for failure of debtors to pay when due except to the extent of our remaining investments in securitizations.

     At December 31, 2001, we had finance receivables totaling $175.7 million including investments in securitizations of $73.8 million, after the impact of the charge. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected over the next three years. See discussion of key economic assumptions and other information in Note 12, Finance Underwriting and Asset Securitizations, of the Notes to Consolidated Financial Statements.

RESTRUCTURING ACTIVITIES

     During the fourth quarter of 1999, we approved a plan to restructure certain of our operations. The restructuring plan was comprised of the following major components: (1) exiting the used vehicle megastore business; and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999 of which $416.4 million appears as Restructuring and Impairment Charges (Recoveries), Net in our 1999 Consolidated Income Statement. These pre-tax charges include $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consists of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments. Of the $443.7 million restructuring reserve recorded, $10.8 million of severance was paid in 1999 and $53.7 million of asset impairments and write-offs were recorded during the fourth quarter of 1999.

     We continue to dispose of our closed megastores and other properties, including closed lease properties, through sales to third parties. At December 31, 2001, properties held for sale total $72.2 million, of which properties with total asset value of $69.4 million remain to be sold of the total $285.3 million identified as part of the restructuring plan. These properties continue to be aggressively marketed. The majority of these properties will be disposed of by the end of 2002.

     The following summarizes the activity in the restructuring and impairment reserves for the year ended December 31, 2001 (in millions):

                                                                                 DEDUCTIONS
                                        BALANCE          AMOUNTS CHARGED      ----------------        BALANCE
             RESERVE               DECEMBER 31, 2000   (CREDITED) TO INCOME   CASH    NON-CASH   DECEMBER 31, 2001
             -------               -----------------   --------------------   -----   --------   -----------------
Asset reserves:
  Asset impairment...............       $161.4                 $4.7           $  --    $(97.7)         $68.4
Accrued liabilities:
  Severance and other exit
    costs........................          1.2                  (.2)           (1.6)       .8             .2
                                        ------                 ----           -----    ------          -----
                                        $162.6                 $4.5           $(1.6)   $(96.9)         $68.6
                                        ======                 ====           =====    ======          =====

     The following summarizes the components of the $4.5 million charged to income during the year ended December 31, 2001 (in millions):

                                                          NET GAIN ON         ADDITIONAL
                                                        SOLD PROPERTIES   IMPAIRMENT CHARGES   OTHER   TOTAL
                                                        ---------------   ------------------   -----   -----
Asset reserves:
  Asset impairment....................................       $(.6)               $5.3          $ --    $4.7
Accrued liabilities:
  Severance and other exit costs......................         --                  --           (.2)    (.2)
                                                             ----                ----          ----    ----
                                                             $(.6)               $5.3          $(.2)   $4.5
                                                             ====                ====          ====    ====

     During 2001, we recognized an additional impairment charge totaling $5.3 million based on the re-evaluation of the fair value of certain properties.

     The following summarizes the activity in the restructuring and impairment reserves for the year ended December 31, 2000 (in millions):

                                                                                DEDUCTIONS
                                      BALANCE           AMOUNT CHARGED      ------------------        BALANCE
            RESERVE              DECEMBER 31, 1999   (CREDITED) TO INCOME    CASH     NON-CASH   DECEMBER 31, 2000
            -------              -----------------   --------------------   -------   --------   -----------------
Asset reserves:
  Asset impairment.............      $  263.3(1)            $(15.0)         $    --   $ (86.9)        $161.4
  Inventory....................          15.0                   --               --     (15.0)            --
Accrued liabilities:
  Property lease residual value
    guarantees.................         103.3                (14.8)           (88.5)       --             --
  Severance and other exit
    costs......................          17.3                  9.4            (22.7)     (2.8)           1.2
                                     --------               ------          -------   -------         ------
                                     $  398.9               $(20.4)         $(111.2)  $(104.7)        $162.6
                                     ========               ======          =======   =======         ======

---------------

(1) Includes $19.7 million of reserves that had been established on these properties prior to the 1999 restructuring and impairment charges recorded.

     The following summarizes the components of the $20.4 million amount credited to income during the year ended December 31, 2000 (in millions):

                                          PROPERTIES PLACED BACK      NET GAIN ON         ADDITIONAL
                                         INTO SERVICE OR RETAINED   SOLD PROPERTIES   IMPAIRMENT CHARGES    OTHER     TOTAL
                                         ------------------------   ---------------   ------------------   --------   ------
Asset reserves:
  Asset impairment.....................           $(23.2)                $(3.4)             $11.6          $     --   $(15.0)
Accrued liabilities:
  Property lease residual value
    guarantees.........................            (13.0)                 (1.8)                --                --    (14.8)
    Severance and other exit costs.....               --                    --                 --               9.4      9.4
                                                  ------                 -----              -----          --------   ------
                                                  $(36.2)                $(5.2)             $11.6          $    9.4   $(20.4)
                                                  ======                 =====              =====          ========   ======

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

NON-OPERATING INCOME (EXPENSE)

  OTHER INTEREST EXPENSE

     During 2001, other interest expense was incurred primarily on borrowings under our revolving credit facilities, mortgage facilities and the outstanding senior unsecured notes sold in August 2001. See further discussion under heading "Financial Condition". Other interest expense was $43.7 million, $47.7 million and $34.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in 2001 was due to lower average borrowings as well as lower floating interest rates partially offset by additional fixed interest expense related to the senior unsecured notes. The increase in 2000 is due to higher average borrowings along with higher interest rates. Going forward because of the issuance of the senior unsecured notes, we will be less sensitive to changing interest rates due to a higher ratio of fixed versus floating rate obligations. However, we expect other interest expense to increase in 2002 compared to 2001 due to the fixed interest expense.

  INTEREST INCOME

     Interest income was $9.0 million, $14.3 million and $20.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 decrease is primarily due to lower interest rates. The 2000 decrease is primarily due to lower cash and investment balances on hand.

  OTHER INCOME (EXPENSE), NET

     For the year ended December 31, 2001, other expense, net, was $4.5 million. Other income, net, for the year ended December 31, 2000, was $33.4 million and primarily included gains of approximately $24.0 million on the sale of approximately 3.1 million shares of common stock of our former solid waste subsidiary, Republic Services, and approximately $53.5 million on the sale of our former outdoor media business, offset by a $30.0 million valuation write-down related to an equity-method investment in a privately-held salvage and parts recycling business as well as a $5.0 million write-down to fair value of another equity-method investment, subsequently sold in early 2001 at no additional gain or loss. Other Income (Expense), Net, for the year ended December 31, 1999 was $2.2 million.

  INCOME TAXES

     The provision for income taxes from continuing operations was $155.8 million, $196.9 million and $4.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The effective income tax rate was 38.9% and 37.5% for the years ended December 31, 2001 and 2000. Although we reported a pre-tax loss from continuing operations in 1999, an income tax provision of $4.0 million was recorded due to the effect of certain non-deductible expenses primarily associated with the restructuring and impairment charges. We anticipate that our effective income tax rate will be approximately 38% to 39% in 2002.

FINANCIAL CONDITION

     At December 31, 2001, we had $128.1 million of unrestricted cash and cash equivalents. We had a multi-year unsecured revolving credit facility, which provided $1.0 billion of financing and was scheduled to mature in April 2002, that was repaid in full and terminated on August 10, 2001. Another facility provided $250.0 million of borrowing capacity until its termination on June 29, 2001. In August 2001, we entered into two new senior secured revolving credit facilities with an aggregate capacity of $500.0 million. The 364-day revolving credit facility provides borrowing capacity up to $200.0 million at a LIBOR-based interest rate. The five-year revolving credit facility provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These revolving credit facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of our dealerships, and are guaranteed by substantially all of our subsidiaries. No amounts are drawn on these revolving credit facilities.

     In August 2001, we sold $450.0 million of 9.0% senior unsecured notes due August 1, 2008 at a price of 98.731% of face value. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

     In conjunction with the revolving credit facilities and senior unsecured notes offering, we received corporate credit ratings from ratings agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings and certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in credit ratings. Accordingly, in the event of a downgrade in our credit rating, we would continue to have access to the revolving credit facilities and senior unsecured notes, but at higher rates of interest for the revolving credit facilities.

     In June 2001, we entered into a mortgage facility with an automotive manufacturer's captive finance subsidiary with an aggregate capacity of $150.0 million. At December 31, 2001, the amount outstanding under this mortgage facility was $115.0 million. The facility has a ten-year term, bears interest at a LIBOR-based rate and is secured by mortgages on certain of our dealerships' real property.

     In October 2001, we entered into a mortgage facility with another automotive manufacturer's captive finance subsidiary with an aggregate capacity of $150.0 million. At December 31, 2001, the amount outstanding under this mortgage facility was $38.4 million. The facility has a five-year term, bears interest at a LIBOR-based rate and is secured by mortgages on certain of our dealerships' real property.

     We used the net proceeds of the note offering and additional borrowings under the new mortgage facilities to repay outstanding amounts under the $1.0 billion revolving credit facility and certain other debt. We intend to use funds drawn from these facilities to make future capital investments in our current business, to complete strategic dealership acquisitions, to repurchase our common stock and for working capital and other general corporate purposes.

     We finance our vehicle inventory through secured financings, primarily floorplan facilities, with automotive manufacturers' captive finance subsidiaries as well as independent financial institutions and, until 2001, a bank-sponsored commercial paper conduit facility that matured January 19, 2001 and was not renewed. As of December 31, 2001, capacity of the facilities was approximately $3.5 billion. We finance our used vehicle inventory primarily through our cash flow from operations and our revolving credit facilities.

     We were the lessee under a lease facility that was established to acquire and develop our former megastores properties. As originally structured, the facility was accounted for as an operating lease and included residual value guarantees. In 1999, certain properties under the facility were reflected as capital leases. In connection with our 1999 restructuring activities previously described, as of December 31, 1999 we accrued an estimate of the liability under the residual value guarantee totaling approximately $103.3 million. In 2000, due to amendments to the facility, all of the leases were accounted for as capital leases at December 31, 2000, with the property and related debt included in our consolidated balance sheet. In August 2001, we repaid the debt and terminated this facility.

     We offer our customers various vehicle protection products, such as extended service contracts, vehicle protection and maintenance programs, and insurance products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers' captive finance subsidiaries. Pursuant to our arrangements by these third-party finance and insurance product providers, we either sell the products on a straight commission basis or we sell the product, recognize commission and assume some or all of the underwriting risk through reinsurance agreements with our captive insurance subsidiaries. We have restricted cash and investments in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to our insurance captives.

     During 2001, we repurchased 27.3 million shares of our common stock for an aggregate purchase price of $256.8 million. Through December 31, 2001, an aggregate of 155.0 million shares of common stock have been repurchased under our share repurchase programs for an aggregate purchase price of $1.7 billion, leaving approximately $260.3 million available for share repurchases under the programs including an additional $250.0 million authorized in October 2001 by our Board of Directors. As of March 25, 2002, we repurchased an additional 2.4 million shares of common stock for an aggregate purchase price of $30.0 million, leaving approximately $230.2 million available for share repurchases under the programs. We expect to continue repurchasing shares under this program. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. While we expect to continue repurchasing shares under these programs, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of our capital such as strategic dealership acquisitions and capital investments in our current businesses. Our future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes and our credit agreements for our two senior secured revolving credit facilities.

     In connection with the ANC Rental spin-off, we made certain capital contributions to ANC Rental prior to the spin-off. These contributions included cash of approximately $200.0 million and the net assets of an insurance subsidiary. We also entered into various agreements with ANC Rental that set forth the terms of the distribution and other agreements governing our relationship with ANC Rental after the spin-off. As a result of the spin-off, our equity as of December 31, 2000, was reduced by the net assets of ANC Rental totaling $894.4 million.

     In connection with the spin-off of ANC Rental in June 2000, we agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental's behalf. We are also a party to ANC Rental Agreements, including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and we have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental's bankruptcy, we were called on to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which we provided guarantees. As a result, we agreed to assume these real property leases, which expire in 2017, in order to control and attempt to mitigate our exposure relating thereto. In the fourth quarter of 2001, we incurred a pre-tax charge of $20.0 million included in net income from discontinued operations to reflect our assumption of the nine leases with Mitsubishi and certain other costs that we expect to incur as a result of ANC Rental's bankruptcy. We continue to guarantee the remaining three leases with Mitsubishi until their expiration in 2017, and we remain subject to various other ANC Rental obligations. ANC Rental has been accounted for as a discontinued operation and, accordingly, we expect that additional charges recorded by us pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact our reported results from continuing operations.

     We have reached an agreement with Mitsubishi pursuant to which our aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Although we believe our financial exposure under the agreement will likely decrease significantly in 2002, we could have potential exposure under the agreement for up to five to ten years. Our indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. We could have potential exposure under the indemnification obligations for approximately five years. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to us under the terms of the ANC Rental Agreements may be extinguished or our claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to us in connection with payments made by us with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that we make to the Internal Revenue Service as a result of audit adjustments in our consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next three to five years. We estimate that, based on our assessment of the risks involved in each matter and excluding the liabilities associated with the $20.0 million charge we incurred in the fourth quarter of 2001, our remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million. However, the exposure is difficult to estimate and we cannot assure you that our aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above or that we will not be subject to additional claims as a result of ANC Rental's bankruptcy filing, which could have a material adverse effect on our business, financial condition, cash flows and prospects.

     At December 31, 2001 and 2000, we had $853.8 million and $877.2 million, respectively, of net deferred tax liabilities. We provide for deferred income taxes in our Consolidated Balance Sheets to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In 1997 and 1999, we engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Approximately $680 million of the net deferred tax liabilities relate to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating certain future deductions. The amount of foregone tax deductions in 2001 relating to that transaction was approximately $44 million. These transactions are currently under review by the Internal Revenue Service. We believe that our tax returns appropriately reflect such transactions, and that we have established adequate reserves with respect to any tax liabilities relating to these transactions. However, an unfavorable settlement or adverse resolution of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

CASH FLOWS

     Changes in floorplan notes payable, which previously were classified as financing activities, have been reclassified to operating activities in the accompanying Statements of Cash Flows to provide a more meaningful representation of our operating activities.

     Cash and cash equivalents increased (decreased) by $43.5 million, $(153.6) million and $(489.9) million during the years ended December 31, 2001, 2000 and 1999, respectively. The major components of these changes are discussed below.

  CASH FLOWS FROM OPERATING ACTIVITIES

     Cash provided by operating activities was $540.1 million, $431.4 million and $478.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable which directly relate to vehicle inventory. The 2001 change in inventory, net of floorplan notes payable, is attributable to lower inventory levels maintained in 2001 as compared to 2000. The 2001 change in other liabilities is the result of megastore and other exit payments made in 2000 as part of 1999 restructuring activities.

  CASH FLOWS FROM INVESTING ACTIVITIES

     Cash flows from investing activities consist primarily of cash provided by (used for) capital additions, property dispositions, net activity of installment loan receivables, purchases and sales of investments and other transactions as further described below and business acquisitions and divestitures.

     Capital expenditures were $163.6 million, $138.7 million and $242.3 million during the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 increase in capital expenditures is primarily due to amounts expended on store renovations and technology upgrades. Approximately half of our capital investments during 2001 related to required improvements of our existing dealership facilities. The balance of our capital investments during 2001 related to upgrades to existing dealership facilities and construction of new facilities that we generally target to generate rates of return consistent with our investment goal of a 15% after-tax rate of return. We will make additional facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We expect capital expenditures in 2002 to be approximately $150 million. The 2000 decrease in capital expenditures is primarily due to fewer acquisitions, and the closures of the megastores, which had driven capital expenditures higher in 1999.

     Proceeds from the sale of property and equipment and assets held for sale were $98.3 million, $129.9 million and $88.4 million during the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are primarily from the sales of megastore and other properties held for sale. The 2000 amount also includes proceeds from the sale of the building occupied by ANC Rental.

     Funding of installment loan receivables, net of collections, totaled $474.9 million, $562.3 million and $1.6 billion in 2001, 2000 and 1999 respectively. Related proceeds from securitization of installment loan contracts were $557.2 million, $720.3 million and $1.6 billion in 2001, 2000 and 1999 respectively. As discussed under the heading "Loan and Lease Underwriting Activities", the Company exited the auto loan underwriting business in December 2001.

     During 2001, we moved various invested restricted cash deposits related to certain insurance programs to a series of restricted investments. See Note 4, Restricted Assets and Reinsurance, of the Notes of Consolidated Financial Statements for additional information.

     Cash used in business acquisitions was $92.0 million, $313.3 million and $914.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash used in business acquisitions is primarily due to a planned reduction in acquisition activity including our shift in 2000 to acquire single dealerships or small dealership groups focused in key existing markets. Cash used in business acquisitions during 2001, 2000 and 1999 includes $22.3 million, $122.4 million and $34.9 million in deferred purchase price for certain prior year automotive retail acquisitions. See discussion under the heading "Business Acquisitions and Divestitures" and in Note 18, Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements.

     Cash received from business divestitures was $61.2 million, $178.7 million and $131.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 cash received primarily represents the net proceeds from the sale of the Flemington dealer group as further discussed under the heading, "Business Acquisitions and Divestitures" and in Note 18, Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements.

     In July 1998, our former solid waste subsidiary, Republic Services, completed an initial public offering resulting in proceeds of approximately $1.4 billion. In May 1999, we sold substantially all of our interest in Republic Services in a public offering resulting in proceeds of approximately $1.8 billion. Proceeds from the offerings were used to repay non-vehicle debt, finance acquisitions, acquire shares under our share repurchase programs and invest in our business. During 2000, we sold substantially all of our remaining common stock of Republic Services, resulting in proceeds of approximately $48.2 million.

  CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows from financing activities include revolving credit financings and payments, proceeds from senior unsecured notes issued, repayments of acquired debt, treasury stock purchases and other transactions as further described below.

     During 2001, we received net proceeds from the issuance of senior unsecured notes of $434.7 million. Additionally, during 2001 we received proceeds of $153.3 million relating to new mortgage facilities. See further discussion under the heading "Financial Condition" and in Note 8, Notes Payable and Long-term Debt, of the Notes to Consolidated Financial Statements. These amounts were used to repay outstanding amounts under revolving credit facilities totaling $615.0 million and certain other debt.

     We have repurchased approximately 27.3 million, 27.6 million and 91.0 million shares of our common stock during the years ended December 31, 2001, 2000, and 1999, respectively, for an aggregate price of $256.8 million, $188.9 million and $1.2 billion, respectively, under our Board approved share repurchase programs.

     During 2000, we entered into a sale-leaseback transaction involving our corporate headquarters, which resulted in net proceeds of approximately $52.1 million.

     During the years ended December 31, 2001 and 2000, we repaid approximately $178.3 million and $197.0 million, respectively, of debt obligations primarily related to amounts financed under a $210.0 million lease facility (amended September 2000 from the original capacity of $500.0 million). See Note 8, Notes Payable and Long-Term Debt, of the Notes to Consolidated Financial Statements for further discussion.

     We will continue to evaluate the best use of our operating cash flow between capital expenditures, share repurchases, acquisitions and debt reduction. We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We currently intend to retain our earnings for future growth and, therefore, we do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities restrict our ability to declare cash dividends.

  CASH FLOWS FROM DISCONTINUED OPERATIONS

     Cash used in discontinued operations was as follows during the years ended December 31 (in millions):

                                                              2001    2000      1999
                                                              ----   -------   -------
Automotive rental...........................................  $ --   $(227.0)  $(160.3)
Solid waste services........................................    --        --    (546.0)
                                                              ----   -------   -------
                                                              $ --   $(227.0)  $(706.3)
                                                              ====   =======   =======

     Cash used in our former automotive rental business during 2000 consists primarily of cash used to replace maturing letters of credit which provide credit enhancement for ANC Rental's vehicle financing.

LIQUIDITY

     We require cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flows from operations, borrowings under floor-plan financings, mortgage notes and credit facilities.

     We believe that our funds generated through future operations and availability of borrowings under our floorplan facilities, our revolving credit facilities and our mortgage facilities will be sufficient to fund our debt service and working capital requirements, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions, and share repurchases through cash flow from operations, our revolving credit facilities, and other financings.

CONTRACTUAL PAYMENT OBLIGATIONS

     The following table summarizes our significant payment obligations under certain contracts at December 31, 2001 (in millions):

                                                                    PAYMENTS DUE BY PERIOD
                                                     -----------------------------------------------------
                                                                                                    AFTER
                                                      TOTAL      1 YEAR    2-3 YEARS   4-5 YEARS   5 YEARS
                                                     --------   --------   ---------   ---------   -------
Floorplan notes payable (Note 3)...................  $1,900.7   $1,900.7    $   --      $   --     $   --
Notes payable and long-term debt (Note 8)..........     655.2        7.9      18.2        51.2      577.9
Operating lease commitments (Note 9)...............     458.6       76.1     121.4        87.7      173.4
Acquisition purchase price commitments (Note 18)...     140.8      140.8        --          --         --
                                                     --------   --------    ------      ------     ------
         Total.....................................  $3,155.3   $2,125.5    $139.6      $138.9     $751.3
                                                     ========   ========    ======      ======     ======

     In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2001, surety bonds and letters of credit totaled $39.8 million and have various expiration dates.

     As further discussed under the heading "Financial Condition", in connection with ANC Rental's spin-off, we provide certain credit enhancements and guarantees with respect to financial and other performance obligations of ANC Rental. The timing of when these obligations will be satisfied is difficult to estimate, although we believe it is likely that the majority will be satisfied in the next five years.

SEASONALITY

     Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenue and operating results to be generally lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentives programs. Comparisons of our sales and operating results between different quarters within a single year are, therefore, not necessarily indicators of our future performance.

NEW ACCOUNTING PRONOUNCEMENTS

     On June 30, 2001, the Financial Accounting Standards Board ("FASB") finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     We have adopted the provisions of SFAS 141 which require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.

     SFAS 142, upon adoption, eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. Intangible assets with definitive lives will need to be amortized over their useful lives.

     The provisions of SFAS 142 applied immediately to all acquisitions completed after June 30, 2001. Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized until December 31, 2001. Effective January 1, 2002 such amortization ceased, as companies were required to adopt the new rules on that date. By the end of the first quarter of calendar year 2002, we will, as required, begin to perform an impairment analysis of intangible assets. SFAS 142 requires us upon adoption and at least annually to reassess the intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives. Furthermore, we will, as required, complete the first step of the goodwill transition impairment test by June 30, 2002 which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no further analysis is required. If the fair value of the reporting unit is less than the carrying value of the net assets, we must perform step two of the SFAS 142 impairment test, which requires us to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. Any impairment noted must be recorded at the date of adoption restating first quarter results, if necessary. Impairment charges, if any, that result from the application of the above test would be recorded as the cumulative effect of a change in accounting principle in the first quarter of the year ending December 31, 2002.

     We will not be able to determine the ultimate impact of SFAS 142 on our consolidated financial statements until such time as we apply its provisions.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS 144 will have a material impact on our consolidated financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

          - The automotive retailing industry is cyclical and is sensitive to changing economic conditions and manufacturer incentive programs; we expect retail sales of new vehicles in the United States during 2002 to decrease by an estimated five to ten percent compared to 2001 on a unit basis although sales levels are very difficult to predict; lower actual sales levels could materially adversely impact our business.

          - ANC Rental Corporation recently filed for Chapter 11 bankruptcy protection. Accordingly, we have been called on to perform under certain guarantees with respect to ANC Rental, we may be called on to perform under additional credit enhancements and guarantees in the future, and we may have claims against ANC Rental that may be discharged in bankruptcy, any of which could have a material adverse effect on our business, financial condition, cash flows and prospects.

          - We have engaged in certain transactions that are under review by the IRS and may have a material adverse effect on our financial condition, results of operations and cash flows.

          - We are subject to residual value risk and consumer credit risk in connection with our lease portfolio, consumer credit risk in connection with our finance receivables and related assets and underwriting risk in connection with our reinsurance of warranty and protection products.

          - Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

          - Our dealerships are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our dealership operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

          - We are subject to restrictions imposed by vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire new dealerships.

          - We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, operating results and prospects.

          - We are subject to extensive governmental regulation and if we are found to be in violation of any of these regulations, our business, operating results and prospects could suffer.

          - We may encounter limitations on our ability to acquire automotive dealerships in key markets on favorable terms or at all, which may materially adversely affect our ability to execute our acquisition strategy.

          - New accounting pronouncements on business combinations and goodwill will affect our future earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. In 2001, we have chosen to present sensitivity information relating to our market risk, instead of the tabular information previously presented, in order to present more meaningful information.

INTEREST RATE RISK

     At December 31, 2001 and 2000, we had variable rate floorplan notes payable totaling $1.9 billion and $2.5 billion, respectively. Based on these amounts at December 31, 2001 and 2000, a 100 basis point change in interest rates would result in an approximate $18.8 million and $24.6 million, respectively, change to our annual floorplan interest expense which is a component of cost of operations. Our exposure to changes in interest rates with respect to floorplan notes payable is partially mitigated by manufacturers' floorplan assistance which is generally based on rates similar to those incurred under our floorplan notes payable arrangements. Net of floorplan assistance, at December 31, 2001 and 2000, a 100 basis point change in interest rates would result in an approximate $9.4 million and $11.8 million, respectively, change to our annual floorplan interest expense.

     At December 31, 2001 and 2000, we had other variable rate debt outstanding totaling $153.3 million and $790.8 million, respectively. Based on the amounts outstanding at December 31, 2001 and 2000, a 100 basis point change in interest rates would result in an approximate $1.5 million and $7.5 million, respectively, change to interest expense.

HEDGING RISK

     During 2001 and 2000, to minimize the risk of changes in interest rates we used interest rate derivatives related to the commercial paper warehouse facility which consisted of interest rate swaps, caps and floors which were entered into with a group of financial institutions with investment-grade credit ratings. At December 31, 2001, we did not have any derivative instruments outstanding.

     As of December 31, 2000, we had entered into a series of interest rate caps and floors with a notional amount value of $576.3 million contractually maturing through 2006 at a fixed rate of 6.62% to manage the impact of interest rate changes on securitized installment loan receivables. Fair value at December 31, 2000 for the interest rate caps and floors were $(2.6) million and $14.3 million, respectively. As further discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, as of January 1, 2001, we adopted Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which did not have a material impact to the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Certified Public Accountants..........   42

Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   43

Consolidated Income Statements for the Years Ended December
  31, 2001, 2000 and 1999...................................   44

Consolidated Statements of Shareholders' Equity and
  Comprehensive Income (Loss) for the Years Ended December
  31, 2001, 2000 and 1999...................................   45

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................   46

Notes to Consolidated Financial Statements..................   47

Financial Statement Schedule II, Valuation and Qualifying
  Accounts and Reserves, for the Years Ended December 31,
  2001, 2000 and 1999.......................................   78

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of AutoNation, Inc.:

     We have audited the accompanying consolidated balance sheets of AutoNation, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  February 7, 2002.

                                AUTONATION, INC.

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  128.1   $   84.6
  Receivables, net..........................................     802.2      957.9
  Inventory.................................................   2,178.5    2,774.4
  Other current assets, net.................................      43.7       62.5
                                                              --------   --------
          Total Current Assets..............................   3,152.5    3,879.4
RESTRICTED ASSETS...........................................     199.9      160.8
PROPERTY AND EQUIPMENT, NET.................................   1,583.3    1,528.6
INTANGIBLE ASSETS, NET......................................   2,865.2    2,920.2
OTHER ASSETS, NET...........................................     264.5      378.3
                                                              --------   --------
          Total Assets......................................  $8,065.4   $8,867.3
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Floorplan notes payable...................................  $1,900.7   $2,454.0
  Accounts payable..........................................     149.7      143.2
  Notes payable and current maturities of long-term debt....       7.9        6.8
  Other current liabilities.................................     519.8      574.6
                                                              --------   --------
          Total Current Liabilities.........................   2,578.1    3,178.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES...................     647.3      850.4
DEFERRED INCOME TAXES.......................................     853.8      877.2
OTHER LIABILITIES...........................................     158.3      118.6
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000
     shares authorized; none issued.........................        --         --
  Common stock, par value $.01 per share; 1,500,000,000
     shares authorized; 476,472,730 and 475,559,195 shares
     issued and outstanding including shares held in
     treasury, respectively.................................       4.8        4.8
  Additional paid-in capital................................   4,674.0    4,664.7
  Retained earnings.........................................     881.6      649.3
  Accumulated other comprehensive income....................       1.6        1.0
  Treasury stock, at cost; 154,759,709 and 127,473,709
     shares held, respectively..............................  (1,734.1)  (1,477.3)
                                                              --------   --------
          Total Shareholders' Equity........................   3,827.9    3,842.5
                                                              --------   --------
          Total Liabilities and Shareholders' Equity........  $8,065.4   $8,867.3
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

                         CONSOLIDATED INCOME STATEMENTS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                2001        2000        1999
                                                              ---------   ---------   ---------
REVENUE.....................................................  $19,989.3   $20,599.0   $20,099.0
Cost of operations..........................................   17,115.4    17,776.9    17,308.4
                                                              ---------   ---------   ---------
GROSS MARGIN................................................    2,873.9     2,822.1     2,790.6
Selling, general and administrative expenses................    2,207.2     2,177.7     2,279.4
Depreciation................................................       70.7        54.7        60.1
Amortization................................................       81.2        79.1        62.9
Loan and lease underwriting losses (income), net............       89.6         6.0       (12.8)
Restructuring and impairment charges (recoveries), net......        4.5       (20.4)      416.4
Other gains.................................................      (19.3)         --          --
                                                              ---------   ---------   ---------
OPERATING INCOME (LOSS).....................................      440.0       525.0       (15.4)
Other interest expense......................................      (43.7)      (47.7)      (34.9)
Interest income.............................................        9.0        14.3        20.6
Other income (expense), net.................................       (4.5)       33.4         2.2
                                                              ---------   ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................      400.8       525.0       (27.5)
Provision for income taxes..................................      155.8       196.9         4.0
                                                              ---------   ---------   ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................      245.0       328.1       (31.5)
                                                              ---------   ---------   ---------
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations, net of income
     taxes..................................................      (12.7)       13.1       (30.6)
  Gain (loss) on disposal of segments, net of income taxes
     of $(1.4) and $516.9 in 2000 and 1999, respectively....         --       (11.3)      345.0
                                                              ---------   ---------   ---------
                                                                  (12.7)        1.8       314.4
                                                              ---------   ---------   ---------
NET INCOME..................................................  $   232.3   $   329.9   $   282.9
                                                              =========   =========   =========
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $     .74   $     .91   $    (.07)
  Discontinued operations...................................       (.04)         --         .73
                                                              ---------   ---------   ---------
  Net income................................................  $     .70   $     .91   $     .66
                                                              =========   =========   =========
  Weighted average common shares outstanding................      333.4       361.3       429.8
                                                              =========   =========   =========
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations.....................................  $     .73   $     .91   $    (.07)
  Discontinued operations...................................       (.04)         --         .73
                                                              ---------   ---------   ---------
  Net income................................................  $     .69   $     .91   $     .66
                                                              =========   =========   =========
  Weighted average common shares outstanding................      335.2       361.4       429.8
                                                              =========   =========   =========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN MILLIONS)

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                                                         COMPRE-
                                                               ADDITIONAL                HENSIVE                 COMPREHENSIVE
                                                      COMMON    PAID-IN     RETAINED     INCOME      TREASURY       INCOME
                                                      STOCK     CAPITAL     EARNINGS     (LOSS)        STOCK        (LOSS)
                                                      ------   ----------   --------   -----------   ---------   -------------
BALANCE AT DECEMBER 31, 1998........................   $4.7     $4,628.9    $  930.9      $(4.3)     $  (136.0)
  Comprehensive income (loss):
  Net income........................................     --           --       282.9         --             --      $282.9
                                                                                                                    ------
  Other comprehensive income (loss):
    Foreign currency translation adjustments........     --           --          --         --             --        (1.9)
    Adjustments to marketable securities and
      interest-only strip receivables...............     --           --          --         --             --        12.8
                                                                                                                    ------
    Other comprehensive income......................     --           --          --       10.9             --        10.9
                                                                                                                    ------
      Comprehensive income..........................     --           --          --         --             --      $293.8
                                                                                                                    ======
  Purchases of treasury stock.......................     --           --          --         --       (1,158.0)
  Issuance of treasury stock for employee benefit
    plan............................................     --           .1          --         --           10.4
  Exercise of stock options and warrants, including
    income tax benefit of $1.1......................     --         28.5          --         --             --
  Other.............................................     --          4.0          --         --           (1.8)
                                                       ----     --------    --------      -----      ---------
BALANCE AT DECEMBER 31, 1999........................    4.7      4,661.5     1,213.8        6.6       (1,285.4)
                                                       ----     --------    --------      -----      ---------
  Comprehensive income (loss):
  Net income........................................     --           --       329.9         --             --      $329.9
                                                                                                                    ------
  Other comprehensive income (loss):
    Foreign currency translation adjustments........     --           --          --         --             --         6.4
    Adjustments to marketable securities and
      interest-only strip receivables...............     --           --          --         --             --       (12.0)
                                                                                                                    ------
    Other comprehensive loss........................     --           --          --       (5.6)            --        (5.6)
                                                                                                                    ------
      Comprehensive income..........................     --           --          --         --             --      $324.3
                                                                                                                    ======
  Purchases of treasury stock.......................     --           --          --         --         (188.9)
  Spin-off of ANC Rental Corporation................     --           --      (894.4)        --             --
  Exercise of stock options and warrants, including
    income tax benefit of $1.0......................     .1          2.2          --         --             --
  Other.............................................     --          1.0          --                      (3.0)
                                                       ----     --------    --------      -----      ---------
BALANCE AT DECEMBER 31, 2000........................    4.8      4,664.7       649.3        1.0       (1,477.3)
                                                       ----     --------    --------      -----      ---------
  Comprehensive income:
  Net income........................................     --           --       232.3         --             --      $232.3
                                                                                                                    ------
  Other comprehensive income:
    Adjustments to restricted investments,
      marketable securities and interest-only strip
      receivables...................................     --           --          --         --             --          .6
                                                                                                                    ------
    Other comprehensive income......................     --           --          --         .6             --          .6
                                                                                                                    ------
      Comprehensive income..........................     --           --          --         --             --      $232.9
                                                                                                                    ======
  Purchases of treasury stock.......................     --           --          --         --         (256.8)
  Exercise of stock options and warrants, including
    income tax benefit of $.9.......................     --         10.0          --         --             --
  Other.............................................     --          (.7)         --                        --
                                                       ----     --------    --------      -----      ---------
BALANCE AT DECEMBER 31, 2001........................   $4.8     $4,674.0    $  881.6      $ 1.6      $(1,734.1)
                                                       ====     ========    ========      =====      =========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                               2001     2000      1999
                                                              ------   ------   ---------
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................  $232.3   $329.9   $   282.9
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................   151.9    133.8       123.0
    Amortization of debt issue costs and discounts..........     2.9      1.8          .3
    Deferred income tax provision (benefit).................   (46.1)    91.3      (127.2)
    Loan and lease underwriting losses......................    80.9     16.6          --
    Restructuring and impairment charges (recoveries),
     net....................................................     4.5    (20.4)      432.9
    Other gains.............................................   (19.3)      --          --
    Gain on sale of marketable securities, net..............     (.4)   (23.7)       (4.5)
    Valuation write-down on equity-method investment........      --     30.0          --
    Gain on sale of subsidiary..............................      --    (53.5)         --
    Loss (income) from discontinued operations..............    12.7     (1.8)     (314.4)
    Other...................................................    (1.8)     4.1        (3.7)
    Changes in assets and liabilities, net of effects from
     business combinations and divestitures:
      Receivables...........................................    74.9    (86.9)      (79.5)
      Inventory.............................................   544.7    (37.2)     (380.8)
      Other assets..........................................   (16.5)    13.6       (19.7)
      Floorplan notes payable...............................  (514.4)   159.4       431.4
      Accounts payable......................................     7.5    (19.9)       (1.4)
      Other liabilities.....................................    26.3   (105.7)      139.3
                                                              ------   ------   ---------
                                                               540.1    431.4       478.6
                                                              ------   ------   ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of property and equipment.......................  (163.6)  (138.7)     (242.3)
  Proceeds from sale of property and equipment and assets
    held for sale...........................................    98.3    129.9        88.4
  Funding of installment loan receivables, net of
    collections.............................................  (474.9)  (562.3)   (1,578.6)
  Proceeds from sales of installment loan receivables.......   557.2    720.3     1,599.4
  Net change in restricted cash.............................   121.3    (76.6)      (51.2)
  Purchases of restricted investments.......................  (174.9)      --          --
  Sales of restricted investments...........................    19.9       --          --
  Purchases of investments..................................      --      (.7)      (88.5)
  Sales of investments......................................      .5     91.6       116.7
  Cash used in business acquisitions, net of cash
    acquired................................................   (92.0)  (313.3)     (914.0)
  Cash received from business divestitures..................    61.2    178.7       131.3
  Cash received on disposal of solid waste services
    segment.................................................      --       --     1,779.6
  Other.....................................................     3.5      (.4)      (15.2)
                                                              ------   ------   ---------
                                                               (43.5)    28.5       825.6
                                                              ------   ------   ---------
CASH USED IN FINANCING ACTIVITIES:
  Net proceeds (payments) under revolving credit
    facilities..............................................  (615.0)   (54.0)      169.0
  Purchases of treasury stock...............................  (256.8)  (188.9)   (1,158.0)
  Proceeds from sale leaseback financing....................      --     52.1          --
  Proceeds from other debt..................................   153.3       --          --
  Payments of notes payable and long-term debt..............  (178.3)  (197.0)     (127.8)
  Proceeds from issuance of unsecured senior notes..........   434.7       --          --
  Other.....................................................     9.0      1.3        29.0
                                                              ------   ------   ---------
                                                              (453.1)  (386.5)   (1,087.8)
                                                              ------   ------   ---------
CASH PROVIDED BY CONTINUING OPERATIONS......................    43.5     73.4       216.4
CASH USED IN DISCONTINUED OPERATIONS........................      --   (227.0)     (706.3)
                                                              ------   ------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    43.5   (153.6)     (489.9)
CASH AND CASH EQUIVALENTS at beginning of period, including
  cash and cash equivalents of discontinued operations of
  $17.4 and $590.1 at December 31, 2000 and 1999,
  respectively..............................................    84.6    238.2       728.1
                                                              ------   ------   ---------
CASH AND CASH EQUIVALENTS at end of period, including cash
  and cash equivalents of discontinued operations of $17.4
  at December 31, 1999......................................  $128.1   $ 84.6   $   238.2
                                                              ======   ======   =========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (ALL TABLES IN MILLIONS, EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     AutoNation, Inc. (the "Company") is the largest automotive retailer in the United States. As of December 31, 2001, the Company owned and operated 368 new vehicle franchises from 278 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. The Company's dealerships sell new and used vehicles. In addition, each dealership also offers financing for vehicle purchases, extended service contracts and insurance products, as well as other aftermarket products such as vehicle accessories. The Company's dealerships also offer service facilities that provide a wide range of vehicle maintenance, repair services, and operate collision repair centers in most key markets.

     In December 2001, the Company decided that it would no longer underwrite retail automobile loans for customers at its dealerships. As further discussed in Note 12, Finance Underwriting and Asset Securitizations, in 2001, the Company recorded a pre-tax charge of $85.8 million to reflect a write-down of outstanding auto loans and related assets in its portfolio and to cover costs associated with its exit from the auto loan underwriting business.

     On June 30, 2000, the Company completed the spin-off of its former automotive rental businesses, organized under ANC Rental Corporation ("ANC Rental"), by distributing 100% of ANC Rental's common stock to AutoNation's stockholders as a tax-free dividend. The Company's former automotive rental segment has been accounted for as discontinued operations in the accompanying Consolidated Financial Statements and accordingly, the net assets and operating results of ANC Rental for the periods prior to disposition have been classified as discontinued operations in the accompanying Consolidated Financial Statements. As discussed in Note 16, Discontinued Operations, ANC Rental declared bankruptcy in November 2001. The Company was called on to perform under certain credit enhancements and guarantees and, accordingly in December 2001, the Company incurred a pre-tax charge of $20.0 million which is included in Income (Loss) from Discontinued Operations.

     In July 1998, the Company's former solid waste subsidiary, Republic Services, Inc., completed an initial public offering of 36.1% of its common stock. In May 1999, the Company sold substantially all of its interest in Republic Services in a public offering. As discussed in Note 16, Discontinued Operations, the Company's former solid waste services segment has been accounted for as discontinued operations in the accompanying Consolidated Financial Statements and accordingly, operating results of Republic Services for the periods prior to disposition have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. The Company operates in a single industry segment, automotive retailing. All intercompany accounts and transactions have been eliminated. In order to maintain consistency and comparability between periods presented, floorplan interest expense and certain other amounts have been reclassified from the previously reported financial statements to conform to the financial statement presentation of the current period. Floorplan interest expense, which previously was classified as interest expense below operating income, is now presented as a component of Cost of Operations in the accompanying Consolidated Income Statements to provide more meaningful information regarding the Company's margin performance. Changes in floorplan notes payable, which previously were classified as financing activities have been reclassified to operating activities in the accompanying Statement of Cash Flows to provide a more meaningful representation of the Company's operating activities. In addition, Loan and Lease Underwriting Losses (Income), Net related to

                                AUTONATION, INC.

the Company's finance and lease underwriting businesses which the Company has exited have been presented separately for all periods presented in the accompanying Consolidated Income Statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company in the accompanying Consolidated Financial Statements relate to reserves for accounts receivable and inventory valuations, chargebacks against revenue recognized from the sales of finance and insurance products, lease residual values, certain assumptions related to goodwill and intangible assets, reserves for certain legal proceedings, estimates of assumed liabilities related to ANC Rental (see
Note 16, Discontinued Operations), reserves for estimated tax liabilities related to certain transactions (see Note 14, Income Taxes) and estimates used in the write-down of outstanding auto loans and related assets and to cover costs associated with the Company's exit from the auto loan underwriting business (see Note 12, Finance Underwriting and Asset Securitizations). Actual outcomes could differ from those estimates.

INVENTORY

     Inventory consists primarily of retail vehicles held for sale valued using the specific identification method, net of reserves. Cost includes acquisition, reconditioning and transportation expenses. Parts and accessories are valued at the factory list price, which approximates lower of cost (first-in, first-out) or market.

     Inventory acquired in business acquisitions is recorded at fair value. Adjustments, if any, to convert from the acquired entity's accounting method (generally last-in, first-out) to the Company's accounting method are recorded as an adjustment to the cost in excess of the fair value of net assets acquired.

INVESTMENTS AND RESTRICTED INVESTMENTS

     Investments, included in Other Assets, Net in the accompanying Consolidated Balance Sheets, consist of marketable securities and investments in businesses accounted for under the equity method. Restricted investments, included in Restricted Assets in the accompanying Consolidated Balance Sheets, consist primarily of marketable corporate and government debt securities. Marketable securities include investments in debt and equity securities. Restricted investments and marketable securities are primarily classified as available for sale and are stated at fair value with unrealized gains and losses included in Other Comprehensive Income in the Company's Consolidated Balance Sheets. Other-than-temporary declines in investment values are recorded as a component of Other Income (Expense), Net in the Company's Consolidated Income Statements. Fair value is estimated based on quoted market prices. Equity-method investments represent investments in 50% or less owned automotive-related businesses over which the Company has the ability to exercise significant influence. The Company records its initial equity-method investments at cost and subsequently adjusts the carrying amounts of the investments for the Company's share of the earnings or losses of the investee after the acquisition date as a component of Other Income (Expense), Net in the Company's Consolidated Income Statements. The Company continually assesses whether equity-method investments should be evaluated for possible impairment by use of an estimate of the related undiscounted cash flows. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the

                                AUTONATION, INC.

accounts and any resulting gain or loss is reflected in Other Income (Expense), Net in the Consolidated Income Statements.

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

     The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. Fair values generally are estimated using prices for similar assets and/or discounted cash flows. As described in Note 13, Restructuring Activities and Impairment Charges, the Company recognized an impairment charge in 1999 for the write-down of certain megastore and other properties held for sale to fair value. Properties held for sale are included in Other Assets, Net as described below.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on its consolidated financial position, results of operations or cash flows.

INTANGIBLE ASSETS

     Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired, including cost in excess of the fair value of net assets not identified with specific acquired businesses, or enterprise-level intangible assets. The cost in excess of the fair value of net assets is amortized over forty years on a straight-line basis. Accumulated amortization of intangible assets was $275.1 million and $195.4 million at December 31, 2001 and 2000, respectively.

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

     On June 30, 2001, the Financial Accounting Standards Board ("FASB") finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     The Company has adopted the provisions of SFAS 141 which require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests

                                AUTONATION, INC.

method. Additionally acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.

     SFAS 142, upon adoption, eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. Intangible assets with definitive lives will need to be amortized over their useful lives.

     The provisions of SFAS 142 applied immediately to all acquisitions completed after June 30, 2001. Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized until December 31, 2001. Effective January 1, 2002 such amortization ceased, as companies were required to adopt the new rules on that date. By the end of the first quarter of calendar year 2002, the Company will, as required, begin to perform an impairment analysis of intangible assets. SFAS 142 requires the Company upon adoption and at least annually to reassess the intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives. Furthermore, the Company will, as required, complete the first step of the goodwill transition impairment test by June 30, 2002 which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no further analysis is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the Company must perform step two of the SFAS 142 impairment test, which requires the Company to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. Any impairment noted must be recorded at the date of adoption restating first quarter results, if necessary. Impairment charges, if any, that result from the application of the above test would be recorded as the cumulative effect of a change in accounting principle in the first quarter of the year ending December 31, 2002.

     The Company will not be able to determine the ultimate impact of SFAS 142 on its Consolidated Financial Statements until such time as the Company applies its provisions.

DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings. The accounting for the portion reported in earnings due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in earnings, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company maintains an overall risk management strategy that utilizes a variety of interest rate financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rates. The Company does not use derivative financial instruments for trading purposes.

     The Company's investments in securitizations resulting from its commercial paper warehouse facility, which has been terminated (See Note 12, Finance Underwriting and Asset Securitizations), were considered hybrid instruments under SFAS 133. Included in the hybrid instrument was an embedded derivative instrument for the interest and prepayment components of the risk of the securitized installment loan receivables.

                                AUTONATION, INC.

     SFAS 133 required that the Company's embedded derivative instrument be separated from the host contract and carried at fair value. Because the Company was not using the embedded derivative instrument as a hedging instrument, SFAS 133 required that the Company report the embedded derivative instrument on its balance sheet and changes in the fair value of the embedded derivative instrument currently in earnings.

     As of January 1, 2001, the Company adopted SFAS 133 and recorded its embedded derivative instrument and its caps and floors outstanding at January 1, 2001 on its balance sheet which resulted in an increase to assets and liabilities of approximately $14.3 million. The effect to earnings was not material.

     The Company recorded the gains and losses from its embedded derivative contracts and other derivatives as a component of Loan and Lease Underwriting Losses (Income), Net in the accompanying Consolidated Income Statements. The fair value of any outstanding derivative contracts is included in other assets and other liabilities in the accompanying Consolidated Balance Sheets, as applicable. In 2001, the Company recorded gains and losses relating to the change in fair value of its embedded derivative contracts offset by the change in fair value of its other derivative instruments that were not material. At December 31, 2001, the Company had no derivative financial instruments outstanding.

REVENUE RECOGNITION

     Revenue consists of sales of new and used vehicles and related finance and insurance ("F&I") products, sales from parts and service and sales of other products. The Company recognizes revenue in the period in which products are sold or services are provided. Revenue on finance products represents fees earned by the Company for notes placed with financial institutions in connection with customer vehicle purchases financed and is recognized upon acceptance of credit by the financial institution. Commission revenue on warranty and insurance products sold in connection with vehicle sales is recognized upon sale. An estimated allowance for chargebacks against revenue recognized from sales of F&I products is established during the period in which the related revenue is recognized. The Company may reinsure some or all of the underwriting risk related to extended warranty and credit insurance products sold and administered by certain independent third parties through its captive insurance subsidiaries. Revenue and related direct costs from these reinsurance transactions are deferred and recognized over the life of the policies. For installment loans not securitized, revenue from retail financing and certain loan underwriting costs are recognized over the term of the contract using the interest method. As further discussed in Note 12, Finance Underwriting and Assets Securitizations, as of December 2001, the Company has exited the auto loan underwriting business. Manufacturer incentives and rebates, including, holdbacks, are recognized when earned in accordance with the respective manufacturers' programs.

     The Company's revenue recognition policy is in accordance with the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

     A summary of the Company's revenue by major products and services for the years ended December 31 is as follows:

                                                          2001        2000        1999
                                                        ---------   ---------   ---------
New vehicles..........................................  $12,000.0   $12,489.3   $11,481.0
Used vehicles.........................................    3,883.2     3,860.2     4,429.7
Parts and service.....................................    2,404.9     2,334.9     2,222.0
Finance and insurance, net............................      489.6       431.8       423.4
Other.................................................    1,211.6     1,482.8     1,542.9
                                                        ---------   ---------   ---------
                                                        $19,989.3   $20,599.0   $20,099.0
                                                        =========   =========   =========

                                AUTONATION, INC.

FLOORPLAN INTEREST EXPENSE AND FLOORPLAN ASSISTANCE

     Floorplan interest expense and floorplan assistance are included as a component of Cost of Operations in the accompanying Consolidated Financial Statements. Floorplan interest expense is recognized as incurred. Floorplan assistance is recognized when earned in accordance with the respective manufacturers' programs. A summary of the Company's floorplan interest expense and floorplan assistance related to new vehicles at December 31 is as follows:

                                                             2001      2000      1999
                                                            -------   -------   -------
Floorplan interest expense................................  $(126.7)  $(198.6)  $(123.4)
Floorplan assistance......................................  $ 140.8   $ 194.0   $ 156.3

INCOME TAXES

     The Company and its subsidiaries file consolidated federal tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

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

ADVERTISING

     The Company expenses the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. At December 31, 2001, the Company had approximately $9.9 million of prepaid advertising costs associated with the sale of the Company's former outdoor media business as discussed in Note 18, Acquisitions and Divestitures. Advertising expense, net was $183.2 million, $186.5 million and $212.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                                AUTONATION, INC.

2.  RECEIVABLES, NET

     The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

                                                                2001       2000
                                                              --------   --------
Contracts in transit and vehicle receivables................  $  414.9   $  444.8
Finance receivables.........................................     175.7      345.0
Trade receivables...........................................     104.0      119.6
Manufacturer receivables....................................     130.1      131.2
Other.......................................................     128.7      121.2
                                                              --------   --------
                                                                 953.4    1,161.8
Less: Allowance for doubtful accounts.......................     (42.7)     (35.1)
      Finance receivables -- long term......................    (108.5)    (168.8)
                                                              --------   --------
      Receivables, net......................................  $  802.2   $  957.9
                                                              ========   ========

     The long-term portion of finance receivables are classified as Other Assets, Net in the accompanying Consolidated Financial Statements. For more information on Finance Receivables, see Note 12, Finance Underwriting and Asset Securitizations.

3.  INVENTORY AND FLOORPLAN NOTES PAYABLE

     A summary of inventory at December 31 is as follows:

                                                                2001       2000
                                                              --------   --------
New vehicles................................................  $1,757.5   $2,301.0
Used vehicles...............................................     273.5      317.9
Parts, accessories and other................................     147.5      155.5
                                                              --------   --------
                                                              $2,178.5   $2,774.4
                                                              ========   ========

     At December 31, 2001 and 2000, floorplan notes payable totaled $1.9 billion and $2.5 billion, respectively. The Company finances new vehicle inventory through secured floorplan facilities, at a LIBOR-based rate of interest (3.1% and 7.7% at December 31, 2001 and 2000, respectively) primarily with manufacturers' captive finance subsidiaries and independent financial institutions. As of December 31, 2001, capacity under the floorplan credit facilities was approximately $3.5 billion.

4.  RESTRICTED ASSETS AND REINSURANCE

     The Company offers its customers various vehicle protection products, such as extended service contracts, vehicle protection and maintenance programs, and insurance products. The products the Company offers include products that are sold and administered by independent third parties, including the vehicle manufacturers' captive finance subsidiaries. Pursuant to the Company's arrangements with these third-party finance and insurance product providers, it either sells the products on a straight commission basis or it sells the product, recognizes commission and assumes some or all of the underwriting risk through reinsurance agreements with its captive insurance subsidiaries. As disclosed below, the Company has restricted cash and investments primarily in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses relating to its insurance captives.

                                AUTONATION, INC.

     A summary of restricted assets at December 31 is as follows:

                                                               2001     2000
                                                              ------   ------
Restricted cash.............................................  $ 43.7   $160.8
Restricted investments......................................   156.2       --
                                                              ------   ------
                                                              $199.9   $160.8
                                                              ======   ======

     Restricted investments are classified as available-for-sale and as such are reflected at fair market value at December 31, 2001 as follows:

                                                               GROSS        GROSS       FAIR
                                                             UNREALIZED   UNREALIZED   MARKET
                                                     COST      GAINS        LOSSES     VALUE
                                                    ------   ----------   ----------   ------
Government and agency obligations.................  $ 73.9      $ .9         $ --      $ 74.8
Corporate debt securities.........................    80.8        .6           --        81.4
                                                    ------      ----         ----      ------
                                                    $154.7      $1.5         $ --      $156.2
                                                    ======      ====         ====      ======

     At December 31, 2001, aggregate maturities of the Company's highly-liquid restricted investments are as follows:

                                                               COST    VALUE
                                                              ------   ------
Due after one year through 5 years..........................  $140.8   $142.4
Due after 5 years through 10 years..........................    13.9     13.8
                                                              ------   ------
                                                              $154.7   $156.2
                                                              ======   ======

     Proceeds from sales and related gross realized gains from the sale of available-for-sale restricted investments were $19.9 million and $.1 million for 2001, respectively.

     At December 31, 2001 and 2000, current unearned premiums and loss reserves related to the Company's reinsurance programs, were included in Other Current Liabilities and long term unearned premiums and loss reserves were included in Other Liabilities in the Consolidated Balance Sheets as follows:

                                                               2001     2000
                                                              ------   ------
REINSURANCE RESERVES
Unearned premiums -- current portion........................  $ 76.4   $ 57.1
Unearned premiums -- long term portion......................    91.2     74.9
                                                              ------   ------
          Total unearned premiums...........................  $167.6   $132.0
                                                              ======   ======
Loss reserves -- current portion............................  $ 13.0   $  8.7
Loss reserves -- long term portion..........................     3.1      2.4
                                                              ------   ------
          Total loss reserves...............................  $ 16.1   $ 11.1
                                                              ======   ======

                                AUTONATION, INC.

5.  PROPERTY AND EQUIPMENT

     A summary of property and equipment at December 31 is as follows:

                                                                2001       2000
                                                              --------   --------
Land........................................................  $  586.6   $  596.2
Buildings and improvements..................................     902.7      817.9
Furniture, fixtures and equipment...........................     303.6      282.3
                                                              --------   --------
                                                               1,792.9    1,696.4
Less: accumulated depreciation..............................    (209.6)    (167.8)
                                                              --------   --------
                                                              $1,583.3   $1,528.6
                                                              ========   ========

     During 2000, the Company sold an office building which is occupied by ANC Rental, resulting in proceeds of approximately $18.7 million and a pre-tax gain of $2.3 million reflected in Other Income (Expense), Net in the accompanying 2000 Consolidated Income Statement.

6.  OTHER ASSETS, NET

     A summary of other assets, net at December 31 is as follows:

                                                               2001     2000
                                                              ------   ------
Finance receivables-long term (see Note 12).................  $108.5   $168.8
Property held for sale, net.................................    72.2    138.8
Investments.................................................    30.1     38.8
Notes receivables, net......................................    24.1     14.0
Debt issuance costs, net of accumulated amortization of $2.5
  in 2001...................................................    18.4       --
Other.......................................................    11.2     17.9
                                                              ------   ------
                                                              $264.5   $378.3
                                                              ======   ======

     Property held for sale consists of closed megastores and other properties, including closed lease properties, that the Company continues to dispose of through sales to third parties. The majority of these properties will be disposed of by the end of 2002. As described in Note 13, Restructuring Activities and Impairment Charges, the Company recognized an impairment charge in 1999 to write-down the carrying value of certain properties held for sale to fair value.

     A summary of investments included in Other Assets, Net at December 31 is as follows:

                                                              2001    2000
                                                              -----   -----
Marketable securities.......................................  $ 4.4   $ 5.2
Equity-method investments...................................   25.7    33.6
                                                              -----   -----
                                                              $30.1   $38.8
                                                              =====   =====

     Investments in marketable securities at December 31 reflected at fair market value are as follows:

                                                                       2001
                                                      ---------------------------------------
                                                               GROSS        GROSS       FAIR
                                                             UNREALIZED   UNREALIZED   MARKET
                                                      COST     GAINS        LOSSES     VALUE
                                                      ----   ----------   ----------   ------
Corporate debt securities...........................  $ .5      $ --         $ --       $ .5
Equity securities...................................   2.9       1.0           --        3.9
                                                      ----      ----         ----       ----
                                                      $3.4      $1.0         $ --       $4.4
                                                      ====      ====         ====       ====

                                AUTONATION, INC.

                                                                       2000
                                                      ---------------------------------------
                                                               GROSS        GROSS       FAIR
                                                             UNREALIZED   UNREALIZED   MARKET
                                                      COST     GAINS        LOSSES     VALUE
                                                      ----   ----------   ----------   ------
Corporate debt securities...........................  $ .6      $ --         $ --       $ .6
Equity securities...................................   3.1       1.5           --        4.6
                                                      ----      ----         ----       ----
                                                      $3.7      $1.5         $ --       $5.2
                                                      ====      ====         ====       ====

     Sales of available-for-sale securities are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                              2001      2000      1999
                                                              -----    ------    -------
Proceeds from sales.........................................  $ .5     $91.6     $116.7
Gross realized gains........................................  $ .3     $24.0     $  5.3
Gross realized losses.......................................  $ --     $ (.3)    $  (.8)

     In 2000, the Company recorded a pre-tax $30.0 million valuation write-down to an equity-method investment in a privately-held salvage and parts recycling business as well as a $5.0 million write-down to fair value of another equity-method investment, subsequently sold in early 2001 at no additional gain or loss. These amounts are reflected in Other Income (Expense), Net in the accompanying 2000 Consolidated Income Statement.

     Debt issuance costs of $21.3 million were recorded in 2001 of which $18.4 million, net, is classified as Other Assets, Net and $.4 million is classified as Other Current Assets, Net in the accompanying Consolidated Balance Sheet as of December 31, 2001 primarily related to the sale of $450.0 million of 9.0% senior unsecured notes, and two new revolving credit facilities entered into by the Company with aggregate capacity of $500.0 million as discussed in Note 8, Notes Payable and Long-term Debt. Debt issuance costs are amortized to Interest Expense using the effective interest method through maturity.

7.  INSURANCE

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

     At December 31, 2001 and 2000, current insurance reserves were included in other Current Liabilities in the Consolidated Balance Sheets and long term insurance reserves were included in Other Liabilities in the Consolidated Balance Sheets as follows:

                                                              2001    2000
                                                              -----   -----
SELF-INSURANCE RESERVES
Insurance reserves -- current portion.......................  $18.8   $28.0
Insurance reserves -- long term portion.....................   14.5    12.9
                                                              -----   -----
          Total insurance reserves..........................  $33.3   $40.9
                                                              =====   =====

                                AUTONATION, INC.

8.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at December 31 are as follows:

                                                               2001     2000
                                                              ------   ------
$450.0 million, 9% senior unsecured notes; due August 1,
  2008, net of unamortized discount of $5.5 million.........  $444.5   $   --
Revolving credit facilities; LIBOR-based interest rates
  (4.1% and 7.6% at December 31, 2001 and 2000).............      --    615.0
Other debt; secured by real property, equipment and other
  assets; interest ranging 4.0% to 8.0%; maturing through
  2011......................................................   210.7    242.2
                                                              ------   ------
                                                               655.2    857.2
  Less: current maturities..................................    (7.9)    (6.8)
                                                              ------   ------
                                                              $647.3   $850.4
                                                              ======   ======

     As of December 31, 2000, the Company had a multi-year unsecured revolving credit facility which provided $1.0 billion of financing and was scheduled to mature in April 2002 that was repaid in full and terminated on August 10, 2001. Another unsecured facility provided $500.0 million of capacity and was amended in 2001 to provide $250.0 million of borrowing capacity until its termination on June 29, 2001. In August 2001, the Company entered into two new senior secured revolving credit facilities with an aggregate capacity of $500.0 million. The 364-day revolving credit facility provides borrowing capacity up to $200.0 million at a LIBOR-based interest rate. The five-year facility provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These revolving credit facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of the Company's dealerships, and are guaranteed by substantially all of its subsidiaries. No amounts are drawn on these revolving credit facilities.

     In August 2001, the Company sold $450.0 million of 9.0% senior unsecured notes due August 1, 2008 at a price of 98.731% of face value. The unamortized discount is being amortized using the effective interest method through maturity. The senior unsecured notes are guaranteed by substantially all of the Company's subsidiaries.

     Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

     In June 2001, the Company entered into a mortgage facility with an automotive manufacturer's captive finance subsidiary with an aggregate capacity of $150.0 million. At December 31, 2001, the amount outstanding under this mortgage facility was $115.0 million. The facility has a ten-year term, bears interest at a LIBOR-based rate and is secured by mortgages on certain of the Company's dealerships' real property.

     In October 2001, the Company entered into a mortgage facility with an another automotive manufacturer's captive finance subsidiary with an aggregate capacity of $150.0 million. At December 31, 2001, the amount outstanding under this mortgage facility was $38.4 million. The facility has a five-year term, bears interest at a LIBOR-based rate and is secured by mortgages on certain of the Company's dealerships' real property.

     The Company used the net proceeds of the note offering and additional borrowings under the new mortgage facilities to repay outstanding amounts under the $1.0 billion revolving credit facility and certain other debt.

     The Company's new revolving credit facilities and the indenture for the Company's senior unsecured notes contain numerous customary financial and operating covenants that place significant restrictions on the

                                AUTONATION, INC.

Company, including the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases), and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The new revolving credit facilities and the indenture for the Company's senior unsecured notes also require the Company to meet certain financial ratios and tests. At December 31, 2001, the Company was in compliance with the requirements of the revolving credit facilities and indenture for the Company's senior unsecured notes.

     The Company was the lessee under a lease facility that was established to acquire and develop its former megastore properties. As originally structured, the facility was accounted for as an operating lease and included residual value guarantees. In 1999, certain properties under the facility were reflected as capital leases. In connection with the Company's 1999 restructuring activities as of December 31, 1999, the Company accrued an estimate of the liability under the residual value guarantee totaling approximately $103.3 million. In September 2000, the Company funded the remaining lease residual value guarantee obligation to the lessor, reduced the facility size from $500.0 million to $210.0 million and amended the terms of the facility though the notification of its intention to exercise the option to purchase the leased properties at the end of the term. As a result of the amendment, all of the leases had been accounted for as capital leases at December 31, 2000, with the property and related debt included in accompanying Consolidated Balance Sheet. In August 2001, the Company repaid the debt and terminated this facility.

     During 2000, the Company entered into a sale-leaseback transaction involving its corporate headquarters facility that resulted in net proceeds of approximately $52.1 million with an effective interest rate of 7.75% at December 31, 2001. This transaction was accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The gain on this transaction will be recognized subsequent to the ten-year lease term. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.

     At December 31, 2001, aggregate maturities of notes payable and long-term debt, excluding floorplan notes payable, were as follows:

Year Ending December 31:
2002........................................................  $  7.9
2003........................................................     9.5
2004........................................................     8.7
2005........................................................     9.2
2006........................................................    42.0
Thereafter..................................................   577.9
                                                              ------
                                                              $655.2
                                                              ======

9.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     In October 2000, the California Department of Motor Vehicles ("California DMV") brought an action against one of the Company's subsidiaries' dealerships for alleged customer fraud as well as several other claims. In April 2001, the Company settled the California DMV action and a related action by the State of California. The Company has reached a preliminary settlement of three purported civil class actions (which have been consolidated) relating to this matter, subject to certain conditions. Other lawsuits and claims have also been filed or made against the dealership based on the allegations underlying the California DMV case.

                                AUTONATION, INC.

     In an action filed in Florida state court in 1999, one of the Company's subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company's former used vehicle megastores. On October 31, 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida's Fourth District Court of Appeals upheld the certification of the class.

     Many of the Company's Texas dealership subsidiaries have been named in three class actions brought against the Texas Automobile Dealer's Association and new vehicle dealerships in Texas that are members of the TADA. The actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. Two of the cases are currently pending in Texas State court and the third is pending in the federal district court for the Eastern District of Texas.

     The Company intends to vigorously defend itself and assert available defenses with respect to each of the foregoing matters. Further, the Company has certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on its business, financial condition, results of operations, cash flows and prospects.

     In addition to the foregoing cases, the Company is also a party to numerous other legal proceedings that arose in the conduct of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on its business, financial condition, results of operations, cash flows and prospects.

LEASE COMMITMENTS

     The Company leases real property, equipment and software under various operating leases most of which have terms from 1 to 20 years.

     Expenses under real property, equipment and software leases were $77.5 million, $82.7 million and $86.2 million for the years ended December 31, 2001, 2000 and 1999 respectively.

     Future minimum lease obligations under noncancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2001 are as follows:

Year Ending December 31:
2002........................................................  $ 76.1
2003........................................................    68.0
2004........................................................    53.4
2005........................................................    45.5
2006........................................................    42.2
Thereafter..................................................   173.4
                                                              ------
                                                              $458.6
                                                              ======

OTHER MATTERS

     In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company's performance. At December 31, 2001, surety bonds and letters of credit totaled $39.8 million and have various expiration dates.

                                AUTONATION, INC.

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

     See Note 14, Income Taxes, and Note 16, Discontinued Operations, for discussion of other matters that could have a material adverse effect on the Company's Consolidated Financial Statements.

10.  SHAREHOLDERS' EQUITY

     During the year ended December 31, 2001, the Company repurchased 27.3 million shares of its common stock, par value $.01 per share, under its Board authorized share repurchase program for an aggregate purchase price of $256.8 million. The Company repurchased 27.6 million shares of common stock during 2000 for an aggregate purchase price of $188.9 million. The Company repurchased 91.0 million shares of common stock during 1999 for an aggregate purchase price of $1.2 billion. Through December 31, 2001, an aggregate of 155.0 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.7 billion, leaving approximately $260.3 million available for share repurchase under the programs including an additional $250.0 million authorized in October 2001 by its Board of Directors.

     As discussed in Note 16, Discontinued Operations, the Company completed the tax-free spin-off of ANC Rental on June 30, 2000. As a result of the spin-off, the Company's retained earnings were reduced by the net assets of ANC Rental totaling $894.4 million.

     During the year ended December 31, 1998, the Company's former solid waste subsidiary, Republic Services, completed an initial public offering of approximately 36.1% of its outstanding common stock, resulting in net proceeds of approximately $1.4 billion. In 1999, the Company sold substantially all of its interest in Republic Services in a public offering resulting in proceeds of approximately $1.8 billion and recognized a gain of $377.0 million included in Gain (Loss) on Disposal of Segments in the accompanying Consolidated Income Statements. During 2000, the Company sold substantially all of the remaining holdings of common stock of Republic Services resulting in proceeds of approximately $48.2 million. A related pre-tax gain of $24.0 million has been reflected in Other Income (Expense), Net, in the accompanying 2000 Consolidated Income Statement.

     The Company has 5.0 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

11.  STOCK OPTIONS AND WARRANTS

     The Company has various stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the quoted market price of the common stock on the trading day immediately prior to the date of grant. Generally, options granted will have a term of 10 years from the date of grant, and will vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. Effective June 30, 2000, in conjunction with the tax-free spin-off of ANC Rental, options to purchase approximately 2.8 million shares of common stock held by employees of ANC Rental were canceled. In addition, the Company's Board of Directors, in accordance with the terms of the stock option plans, authorized the adjustment of employee stock options to reflect the market effect on the Company's common stock resulting from the spin-off. All other terms of the existing options, including the vesting schedules, were unchanged.

                                AUTONATION, INC.

     A summary of stock option and warrant transactions is as follows for the years ended December 31:

                                                         2001                 2000                 1999
                                                  ------------------   ------------------   ------------------
                                                           WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                            AVERAGE              AVERAGE              AVERAGE
                                                           EXERCISE             EXERCISE             EXERCISE
                                                  SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                                  ------   ---------   ------   ---------   ------   ---------
Options and warrants outstanding at beginning of
  period........................................   57.2     $12.74      50.9     $15.84      54.6     $12.52
Granted.........................................    8.0     $10.92      12.5     $ 6.91      17.0     $15.80
Exercised.......................................    (.9)    $ 9.26       (.6)    $ 2.16      (7.8)    $ 3.73
Canceled........................................   (6.7)    $11.15     (10.2)    $14.14     (12.9)    $13.90
Spin-off adjustment.............................     --     $   --       4.6     $(1.57)       --     $   --
                                                   ----                -----                -----
Options and warrants outstanding at end of
  period........................................   57.6     $12.69      57.2     $12.74      50.9     $15.84
                                                   ====                =====                =====
Options and warrants exercisable at end of
  period........................................   37.4     $14.01      32.7     $14.59      15.4     $18.58
Options available for future grants.............   23.8                 25.3                 24.1

     The following table summarizes information about outstanding and exercisable stock options at December 31, 2001:

                                                       OUTSTANDING                 EXERCISABLE
                                            ---------------------------------   ------------------
                                                      WEIGHTED-
                                                       AVERAGE      WEIGHTED-            WEIGHTED-
                                                      REMAINING      AVERAGE              AVERAGE
            EXERCISE PRICE OR                        CONTRACTUAL    EXERCISE             EXERCISE
         RANGE OF EXERCISE PRICES           SHARES   LIFE (YRS.)      PRICE     SHARES     PRICE
         ------------------------           ------   ------------   ---------   ------   ---------
     $ 1.02-$11.05........................   19.6        8.49        $ 8.92       4.5     $ 8.10
     $11.06-$13.26........................   19.9        4.15        $11.47      18.1     $11.44
     $13.27-$35.88........................   18.1        5.72        $18.14      14.8     $18.94
                                             ----                               -----
                                             57.6        6.12        $12.69      37.4     $14.01
                                             ====                               =====

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

                                                    2001          2000          1999
                                                 -----------   -----------   -----------
Pro forma net income...........................  $     204.2   $     285.4   $     199.5
Pro forma diluted earnings per share...........  $       .61   $       .79   $       .46
Pro forma weighted average fair value of
  options granted..............................  $      4.54   $      2.96   $      6.87
Risk free interest rates.......................   4.44-4.92%    5.07-5.15%    6.34-6.38%
Expected dividend yield........................           --            --            --
Expected lives.................................    5-7 years     5-7 years     5-7 years
Expected volatility............................          40%           40%           40%

12.  FINANCE UNDERWRITING AND ASSET SECURITIZATIONS

     In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its dealerships, which it determined was not a part of the Company's core automotive retail

                                AUTONATION, INC.

business. The Company will continue to provide automotive loans for its customers through unrelated third party finance sources, which historically have provided more than 95% of the auto loans made to its customers. In addition, economic conditions in the United States worsened during the fourth quarter of 2001, as evidenced by confirmation of a recession, lower consumer confidence, increasing unemployment and increasing consumer credit defaults.

     The decision to exit the business and the impact of the economic conditions caused the Company to incur asset impairment and related charges totaling $85.8 million recorded in December 2001 included in Loan and Lease Underwriting Losses (Income), Net in the Consolidated Income Statement. These charges mainly reflect the impact of expected increases in loan losses and prepayments, as well as higher expected loan-servicing costs. The charges also include $1.5 million of direct exit costs for asset write-offs and other costs. In addition, during 2001 and 2000, the Company recognized impairment charges totaling $4.1 million and $16.6 million, respectively, primarily associated with the deterioration in residual values of finance lease receivables. The Company discontinued the writing of finance leases in mid-1999.

     Through 2001, the Company sold installment loan finance receivables in securitization transactions through unrelated financial institutions. When the Company sold receivables in these securitization transactions, it retained interest-only strips, one or more subordinated tranches, servicing rights, and cash reserve accounts, all of which are classified as investments in securitizations. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected over the next three years. Finance receivables due within one year are classified as Receivables, Net in the accompanying Consolidated Balance Sheets. Finance receivables due after one year are classified as Other Assets, Net in the accompanying Consolidated Balance Sheets.

     Finance receivables consist of the following at December 31:

                                                               2001     2000
                                                              ------   ------
Finance leases..............................................  $ 34.2   $142.6
Installment loans...........................................    67.7     50.3
Investments in securitizations..............................    73.8    152.1
                                                              ------   ------
          Total finance receivables.........................  $175.7   $345.0
                                                              ======   ======

     Gains or losses on the sale of the receivables in securitization transactions depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Gains or losses from the sale of the receivables were recognized in the period in which sales occurred. These transactions typically result in the recording of a securitization asset in the form of an interest-only strip, which represents the present value of the estimated future residual cash flows from securitized receivables. Interest-only strips are carried at fair value. Certain of the Company's interest-only strips are marked to fair value with unrealized gains or losses recorded directly to income. Other of the Company's interest-only strips are marked to fair value with unrealized gains and losses recorded through other comprehensive income unless an other than temporary impairment occurs in the valuation of the interest-only strip in which case the impairment is recorded directly to income. Retained interests in the subordinated tranches and cash reserve accounts are carried at allocated carrying amounts and periodically assessed for impairment. Servicing assets were initially recorded at allocated carrying amounts and are subsequently amortized over the servicing period and periodically assessed for impairment. In the fourth quarter of 2001, the Company recognized a $15.4 million provision for the estimated excess of future sub-servicing cost over the future estimated servicing income. The Company generally estimates fair value utilizing valuation models based on the present value of future expected cash flows which use the Company's best estimate and historical experience of key assumptions, including credit losses, voluntary prepayment speeds, forward yield curve, and discount rates commensurate with the risks involved.

                                AUTONATION, INC.

     The Company previously accounted for the transfer of receivables as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB No. 125" ("SFAS 140") was issued. SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 disclosure requirements, were effective for fiscal years ending after December 15, 2000, and have been included below. Accounting for transfers and servicing of financial assets and extinguishment of liabilities under SFAS 140 was effective for transactions occurring after March 31, 2001. The initial adoption of the accounting requirements of SFAS 140, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows or change the Company's accounting for transfers of receivables as sales.

     Until December 2001, the Company securitized installment loan receivables through a commercial paper warehouse facility with unrelated financial institutions. In September 2001, the Company decreased the capacity of the commercial paper warehouse facility from $1.0 billion to $625.0 million. The warehouse facility had a renewable 364-day term and required an annual securitization transaction to reduce indebtedness. During 2001 and 2000, the Company sold installment loan finance receivables of $397.5 million and $580.1 million, respectively, under this program, net of retained interests. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. The Company in turn has a sub-servicing arrangement with a third party. The Company also retained a subordinated interest in the sold receivables and the rights to future cash flows arising from the receivables after the investors received their contractual return. The Company provided additional credit enhancement in the form of a reserve fund. In December 2001, in conjunction with the Company's exit of the loan underwriting business, the Company terminated this facility.

     Until December 2001, the Company also securitized installment loan receivables through the issuance of asset-backed notes through non-consolidated qualified special purpose entities under a shelf registration statement. Proceeds from these notes were used to repay commercial paper outstanding under the warehouse facility and to finance additional loans held by the Company. In August 2001, the Company amended the shelf registration statement to provide aggregate capacity of $2.0 billion. During 2001 and 2000, the Company issued $850.0 million and $691.7 million, respectively, in asset-backed notes under this program, net of retained interests. The Company provides credit enhancements related to these notes in the form of a 1% over-collateralization, a reserve fund and a third party surety bond. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. The Company in turn has a sub-servicing arrangement with a third party. Included in Other Current Liabilities and Other Liabilities at December 31, 2001, is the current portion of the net servicing liability of $3.0 million and the long term portion of the net servicing liability of $12.4 million, respectively, relating to these arrangements. The servicing liability relates to loans that have been sold and continue to be serviced by the Company. The servicing liability is the present value, discounted at 7.4%, of the estimated excess of future sub-servicing costs over the future estimated servicing income. At December 31, 2001, $1.3 billion was outstanding under this program, net of retained interests. With the Company's decision to exit the loan underwriting business, the Company does not intend to utilize the remaining capacity under this program. Substantially all of the beneficial interests in the debt of the qualified special purpose entities are held by unrelated third parties. The investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due, except to the extent of the Company's remaining investments in securitizations.

     During 2001 and 2000, the Company recognized a pre-tax gain on the securitization of installment loan receivables of $7.6 million and $.8 million, respectively, which has been included in Loan and Lease Underwriting Losses (Income), Net in the Consolidated Income Statements.

                                AUTONATION, INC.

     A summary of cash flows received from securitization transactions for the years ended December 31 were as follows:

                                                               2001     2000
                                                              ------   ------
Proceeds from securitizations under warehouse facility......  $397.5   $580.1
Proceeds from securitizations under shelf registration......   849.9    691.7
Servicing fees received.....................................    15.9     17.4
Other cash flows received on retained interests(1)..........    18.9     70.7
Purchases of assets from warehouse facility.................  (725.0)  (639.6)
                                                              ------   ------
                                                              $557.2   $720.3
                                                              ======   ======

---------------

(1) Other cash flows primarily include cash flows from interest-only strips and other retained interests, excluding servicing fees.

     Cash flows received from securitization transactions were used to fund installment loan receivables, net of collections, of $474.9 million and $562.3 million for the years ended December 31, 2001 and 2000, respectively.

     The weighted-average key economic assumptions used in measuring the Company's investments in securitizations at the date of securitization resulting from securitizations completed during the years ended December 31 were as follows:

                                                              ASSUMPTIONS(1)
                                                              --------------
                        DESCRIPTION:                          2001     2000
                        ------------                          -----    -----
Voluntary prepayment speed (ABS)............................  1.16%    1.33%
Weighted-average life (in years)............................  1.80     1.72
Expected credit losses (annual rate, excluding accrued
  interest).................................................  1.13%    1.08%
Discount rate on residual cash flows (annual rate)..........  7.97%    9.50%

---------------

(1) The weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

     At December 31, 2001, included in investments in securitizations are interest-only strips valued at $51.2 million and cash reserve accounts valued at $22.6 million which have an aggregate weighted-average life of 1.24 years. At December 31, 2001, the sensitivity of the current fair value of the investments in securitizations to immediate 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in the indicated fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the investments in securitizations is calculated independently from any change in the other assumptions. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the disclosed estimated fair values should not be considered indicative of future

                                AUTONATION, INC.

earnings on these assets. The current rate assumptions below reflect the expected performance of the total loans securitized as of December 31, 2001.

                                                                                   $ EFFECT ON INVESTMENTS IN
                                                                                       SECURITIZATIONS OF
                                                                                --------------------------------
                                                                  CURRENT         10% CHANGE        20% CHANGE
                        DESCRIPTION                           RATE ASSUMPTION   IN ASSUMPTION     IN ASSUMPTION
                        -----------                           ---------------   --------------    --------------
Voluntary prepayment speed (ABS)............................       1.50%             $3.7             $ 6.9
Expected credit losses (annual rate, excluding accrued
  interest).................................................       2.87%             $5.2             $10.3
Discount rate on residual cash flows (annual rate)..........       9.15%             $1.1             $ 2.1

     As of December 31, 2001 and 2000, the Company had expected static pool credit losses on its total serviced installment loan portfolio of 3.89% and 2.28%, respectively, (3.58% and 2.07%, respectively, excluding accrued interest). Static pool credit losses represent estimated life-time losses as a percentage of total amounts underwritten.

     The following summarizes information about total serviced installment loans and delinquencies and net credit losses at December 31:

                                                  2001                                           2000
                              --------------------------------------------   ---------------------------------------------
                              TOTAL PRINCIPAL    PRINCIPAL AMOUNT OF LOANS   TOTAL PRINCIPAL    PRINCIPAL AMOUNTS OF LOANS
                              AMOUNT OF LOANS    60 DAYS OR MORE PAST DUE    AMOUNTS OF LOANS    60 DAYS OR MORE PAST DUE
                              ----------------   -------------------------   ----------------   --------------------------
Loans securitized...........      $1,275.9                 $12.3                 $1,619.2                  $7.8
Loans retained on balance
  sheet.....................          67.7                   5.5                     50.3                    .4
                                  --------                 -----                 --------                  ----
         Total loans
           serviced.........      $1,343.6                 $17.8                 $1,669.5                  $8.2
                                  ========                 =====                 ========                  ====

     Net credit losses are charge-offs less recoveries and are based on total installment loans serviced. Net credit losses, including accrued interest, during the year ended December 31, 2001 and 2000 totaled $33.7 million and $31.5 million, respectively.

     In 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 specifies, among other things, how a transferor that retains an interest in a securitization transaction should account for interest income and impairment. EITF 99-20 was effective for fiscal quarters beginning after March 15, 2001. The Company adopted EITF 99-20 as of April 1, 2001. The adoption of EITF 99-20 did not have a material impact on its consolidated financial position, results of operations or cash flows.

13.  RESTRUCTURING ACTIVITIES AND IMPAIRMENT CHARGES

     During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of the following major components: (1) exiting the used vehicle megastore business; and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999, of which $416.4 million appears as Restructuring and Impairment Charges (Recoveries), Net in the Company's 1999 Consolidated Income Statement. These pre-tax charges include $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consists of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments. Of the $443.7 million restructuring reserve recorded, $10.8 million of severance was paid in 1999 and $53.7 million of asset impairments and write-offs were recorded during the fourth quarter of 1999.

                                AUTONATION, INC.

     The Company continues to dispose of its closed megastores and other properties, including closed lease properties, through sales to third parties. At December 31, 2001, properties held for sale total $72.2 million of which properties with total asset value of $69.4 million remain to be sold of the total $285.3 million identified as part of the restructure plan. These properties continue to be aggressively marketed. The majority of these properties will be disposed of by the end of 2002.

     The following summarizes the activity in the Company's restructuring and impairment reserves for the year ended December 31, 2001:

                                                                                     DEDUCTIONS
                                          BALANCE          AMOUNTS CHARGED      --------------------        BALANCE
              RESERVE                DECEMBER 31, 2000   (CREDITED) TO INCOME     CASH      NON-CASH   DECEMBER 31, 2001
              -------                -----------------   --------------------   --------    --------   -----------------
Asset reserves:
  Asset impairment.................      $  161.4              $    4.7         $     --    $  (97.7)      $   68.4
Accrued liabilities:
  Severance and other exit costs...           1.2                   (.2)            (1.6)         .8             .2
                                         --------              --------         --------    --------       --------
                                         $  162.6              $    4.5         $   (1.6)   $  (96.9)      $   68.6
                                         ========              ========         ========    ========       ========

     The following summarizes the components of the $4.5 million charged to income during the year ended December 31, 2001:

                                                        NET GAIN ON     ADDITIONAL IMPAIRMENT
                                                      SOLD PROPERTIES          CHARGES           OTHER   TOTAL
                                                      ---------------   ----------------------   -----   -----
Asset reserves:
  Asset impairment..................................       $(.6)                 $5.3            $ --    $4.7
Accrued liabilities:
  Severance and other exit costs....................         --                    --             (.2)    (.2)
                                                           ----                  ----            ----    ----
                                                           $(.6)                 $5.3            $(.2)   $4.5
                                                           ====                  ====            ====    ====

     During 2001, the Company recognized an additional impairment charge totaling $5.3 million based on the re-evaluation of the estimated fair value of certain properties.

     The following summarizes activity in the Company's restructuring and impairment reserves for the year ended December 31, 2000:

                                                                                     DEDUCTIONS
                                          BALANCE           AMOUNTS CHARGED      -------------------        BALANCE
              RESERVE                DECEMBER 31, 1999    (CREDITED) TO INCOME    CASH      NON-CASH   DECEMBER 31, 2000
              -------                -----------------    --------------------   -------    --------   -----------------
Asset reserves:
  Asset impairment.................       $263.3(1)              $(15.0)         $    --    $ (86.9)        $161.4
  Inventory........................         15.0                     --               --      (15.0)            --
Accrued liabilities:
  Property lease residual value
    guarantees.....................        103.3                  (14.8)           (88.5)        --             --
  Severance and other exit costs...         17.3                    9.4            (22.7)      (2.8)           1.2
                                          ------                 ------          -------    -------         ------
                                          $398.9                 $(20.4)         $(111.2)   $(104.7)        $162.6
                                          ======                 ======          =======    =======         ======

---------------

(1) Includes $19.7 million of reserves that had been established on these properties prior to the 1999 restructuring and impairment charges recorded.

                                AUTONATION, INC.

     The following summarizes the components of the $20.4 million credited to income during the year ended December 31, 2000:

                                     PROPERTIES PLACED BACK       NET GAIN ON         ADDITIONAL
                                    INTO SERVICE OR RETAINED    SOLD PROPERTIES   IMPAIRMENT CHARGES   OTHER   TOTAL
                                    -------------------------   ---------------   ------------------   -----   ------
Asset reserves:
  Asset impairment................           $(23.2)                 $(3.4)             $11.6          $ --    $(15.0)
Accrued liabilities:
  Property lease residual value
    guarantees....................            (13.0)                  (1.8)                --            --     (14.8)
  Severance and other exit
    costs.........................               --                     --                 --           9.4       9.4
                                             ------                  -----              -----          ----    ------
                                             $(36.2)                 $(5.2)             $11.6          $9.4    $(20.4)
                                             ======                  =====              =====          ====    ======

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

14.  INCOME TAXES

     The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

                                                               2001     2000     1999
                                                              ------   ------   ------
Current:
  Federal...................................................  $186.3   $101.3   $108.4
  State.....................................................    15.6      4.3     22.8
Federal and state deferred..................................   (45.8)    91.3   (111.2)
Change in valuation allowance...............................     (.3)      --    (16.0)
                                                              ------   ------   ------
Provision for income taxes..................................  $155.8   $196.9   $  4.0
                                                              ======   ======   ======

     A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate to the Company's provision for income taxes from continuing operations for the years ended December 31 is as follows:

                                                               2001     2000     1999
                                                              ------   ------   ------
Provision (benefit) for income taxes at statutory rate of
  35%.......................................................  $140.3   $183.8   $ (9.6)
Non-deductible expenses.....................................    12.2      5.8     28.6
State income taxes, net of federal benefit..................     5.4     10.1      1.0
Change in valuation allowance...............................     (.3)      --    (16.0)
Other, net..................................................    (1.8)    (2.8)      --
                                                              ------   ------   ------
Provision for income taxes..................................  $155.8   $196.9   $  4.0
                                                              ======   ======   ======

                                AUTONATION, INC.

     Components of the net deferred income tax liability at December 31 are as follows:

                                                               2001       2000
                                                              -------    -------
Deferred income tax liabilities:
  Book basis in property over tax basis.....................  $ 353.0    $ 360.8
  Expenses deducted for tax, deferred for book..............    688.5      689.3
  Deferred income tax assets:
     Net operating losses...................................     (2.9)      (3.6)
     Accruals not currently deductible......................   (293.8)    (278.6)
     Valuation allowance....................................    109.0      109.3
                                                              -------    -------
  Net deferred income tax liability.........................  $ 853.8    $ 877.2
                                                              =======    =======

     At December 31, 2001, the Company had available net operating loss carry forwards primarily related to acquired businesses of approximately $7.4 million which begin to expire in the year 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets primarily related to business acquisitions. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Future decreases to the valuation allowance may be allocated to reduce intangible assets associated with business acquisitions accounted for under the purchase method of accounting.

     At December 31, 2001 and 2000, the Company had $853.8 million and $877.2 million, respectively, of net deferred tax liabilities. In 1997 and 1999, the Company engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Approximately $680 million of the net deferred tax liabilities relate to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating certain future projected tax deductions. The amount of foregone tax deductions in 2001 relating to that transaction was approximately $44 million. These transactions are currently under review by the Internal Revenue Service. The Company believes that its tax returns appropriately reflect such transactions, and that it has established adequate reserves with respect to any tax liabilities relating to these transactions. However, an unfavorable settlement or adverse resolution of these matters could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

15.  EARNINGS (LOSS) PER SHARE

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:

                                                              2001    2000    1999
                                                              -----   -----   -----
Weighted average shares outstanding used in calculating
  basic earnings per share..................................  333.4   361.3   429.8
Effect of dilutive options and warrants.....................    1.8      .1      --
                                                              -----   -----   -----
Weighted average common and common equivalent shares used in
  calculating diluted earnings per share....................  335.2   361.4   429.8
                                                              =====   =====   =====

     At December 31, 2001, the Company had employee stock options outstanding of
57.6 million of which 46.1 million have been excluded from the computation of diluted earnings per share since they are anti-dilutive. At December 31, 2000 and 1999, outstanding employee stock options of 56.9 million and 50.9 million, respectively, have been excluded since they are anti-dilutive.

                                AUTONATION, INC.

16.  DISCONTINUED OPERATIONS

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

     In connection with the spin-off, the Company made certain capital contributions to ANC Rental prior to the spin-off. These contributions include cash of approximately $200.0 million and the net assets of an insurance subsidiary. The Company also entered into various agreements with ANC Rental, which set forth the terms of the distribution and other agreements governing the Company's relationship with ANC Rental after the spin-off. As a result of the spin-off, the Company's equity was reduced by the net assets of ANC Rental totaling $894.4 million.

     In connection with the spin-off of ANC Rental in June 2000, the Company agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. ("Mitsubishi") and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental's behalf. The Company is also a party to certain agreements with ANC Rental (the "ANC Rental Agreements"), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and the Company have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental's bankruptcy, the Company was called on to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which it provided guarantees. As a result, the Company agreed to assume these real property leases, which expires in 2017, in order to control and attempt to mitigate its exposure relating thereto. In the fourth quarter of 2001, the Company incurred a pre-tax charge of $20.0 million included in Income
(Loss) from Discontinued Operations in the accompanying 2001 Consolidated Income Statement to reflect its assumption of the nine leases with Mitsubishi and certain other costs that it expects to incur as a result of ANC Rental's bankruptcy. The Company continues to guarantee the remaining three leases with Mitsubishi until their expiration in 2017, and we remain subject to various other ANC Rental obligations. ANC Rental has been accounted for as a discontinued operation and, accordingly, it expects that additional charges recorded by it pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact its reported results from continuing operations.

     The Company has reached an agreement with Mitsubishi pursuant to which its aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Although the Company believes its financial exposure under the agreement will likely decrease significantly in 2002, it could have potential exposure under the agreement for up to five to ten years. The Company's indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. The Company could have potential exposure under the indemnification obligations for approximately five years. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to the Company under the terms of the ANC Rental Agreements may be extinguished or its claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to the Company in connection with payments made by the Company with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any

                                AUTONATION, INC.

payments that it makes to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next three to five years. The Company estimates that, based on its assessment of the risks involved in each matter and excluding the liabilities associated with the $20.0 million charge it incurred in the fourth quarter of 2001, its remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million. However, the exposure is difficult to estimate and the Company cannot assure that its aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above or that it will not be subject to additional claims as a result of ANC Rental's bankruptcy filing, which could have a material adverse effect on the Company's business, financial condition, cash flows and prospects.

     In July 1998, the Company's former solid waste services subsidiary, Republic Services, completed an initial public offering of 36.1% of its outstanding common stock resulting in net proceeds of approximately $1.4 billion. In May 1999, the Company sold substantially all of its remaining interest in Republic Services in a public offering resulting in net proceeds of approximately $1.8 billion and an after tax gain of approximately $377.0 million. Accordingly, operating results of Republic Services for the period prior to disposition have been classified as discontinued operations in the accompanying Consolidated Financial Statements. In October 1997, the Company sold its electronic security division resulting in an after tax gain of approximately $230.0 million. In 1999, the Company recognized additional after tax gains of approximately $2.1 million, related to finalizing the gain on disposition.

     Selected income statement data for the Company's discontinued operations for the years ended December 31 is as follows:

                                                   2001         2000                    1999
                                                ----------   ----------   --------------------------------
                                                AUTOMOTIVE   AUTOMOTIVE   AUTOMOTIVE     SOLID
                                                  RENTAL       RENTAL       RENTAL       WASTE     TOTAL
                                                ----------   ----------   ----------     ------   --------
Revenue.......................................    $   --      $1,721.1     $3,542.3      $552.5   $4,094.8
                                                  ======      ========     ========      ======   ========
Pre-tax income................................     (20.0)        (14.8)       (88.2)(1)   100.8       12.6
Provision (benefit) for income taxes..........      (7.3)         (5.8)       (18.8)       38.8       20.0
Extraordinary charge, net of income taxes.....        --            --          1.6          --        1.6
Minority interest in RSG......................        --            --           --        21.6       21.6
                                                  ------      --------     --------      ------   --------
Net income (loss).............................     (12.7)         (9.0)       (71.0)       40.4      (30.6)
Previously estimated and accrued losses.......        --          22.1           --          --         --
                                                  ------      --------     --------      ------   --------
Income (loss) from discontinued operations....    $(12.7)     $   13.1     $  (71.0)     $ 40.4   $  (30.6)
                                                  ======      ========     ========      ======   ========

---------------

(1) Includes pre-tax restructuring and other charges of $40.5 million in 1999 primarily related to ANC Rental's consolidation of its North American operations and other restructuring activities.

                                AUTONATION, INC.

17.  OTHER COMPREHENSIVE INCOME (LOSS)

     The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:

                                                          2001                        2000                        1999
                                                -------------------------   -------------------------   -------------------------
                                                PRE-TAX    TAX      NET     PRE-TAX    TAX      NET     PRE-TAX    TAX      NET
                                                AMOUNT    EFFECT   AMOUNT   AMOUNT    EFFECT   AMOUNT   AMOUNT    EFFECT   AMOUNT
                                                -------   ------   ------   -------   ------   ------   -------   ------   ------
Foreign currency translation adjustments(1)...  $   --    $   --   $   --   $  6.4     $ --    $ 6.4    $ (1.9)   $  --    $(1.9)
Unrealized gains (losses) on restricted
  investments, marketable securities and
  interest-only strips........................   (50.9)     19.8    (31.1)   (14.2)     5.3     (8.9)     23.1     (8.3)    14.8
Reclassification of realized losses (gains)...    51.8     (20.1)    31.7     (7.1)     4.0     (3.1)     (3.0)     1.0     (2.0)
                                                ------    ------   ------   ------     ----    -----    ------    -----    -----
Other comprehensive income (loss).............  $   .9    $  (.3)  $   .6   $(14.9)    $9.3    $(5.6)   $ 18.2    $(7.3)   $10.9
                                                ======    ======   ======   ======     ====    =====    ======    =====    =====

---------------

(1) Foreign currency translation adjustments relate to the Company's former automotive rental businesses.

     Accumulated other comprehensive income (loss) in the accompanying Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) consists of unrealized gains on restricted investments, marketable securities and interest-only strips of $1.6 million and $1.0 million at December 31, 2001 and 2000, respectively

18.  ACQUISITIONS AND DIVESTITURES

     Businesses acquired through December 31, 2001 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

     During the years ended December 31, 2001, 2000 and 1999, the Company acquired various automotive retail businesses. The Company paid approximately $69.7 million, $190.9 million and $879.1 million, respectively, in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. The Company also paid $22.3 million, $122.4 million and $34.9 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. During 2001, the Company acquired two dealerships. At December 31, 2001, the Company had accrued approximately $11.6 million of deferred purchase price due to former owners of acquired businesses included in Other Current Liabilities.

     Purchase price allocations are subject to final adjustment for 2001 due to their closing date. Purchase price allocations for business combinations accounted for under the purchase method of accounting related to continuing operations for the years ended December 31 were as follows:

                                                              2001     2000      1999
                                                              -----   -------   ------
Property and equipment......................................  $24.0   $  21.9   $145.5
Goodwill and other intangibles not subject to
  amortization..............................................   46.1     169.0    928.7
Working capital.............................................    3.7     111.5    464.3
Debt assumed................................................   (4.8)   (109.2)  (623.8)
Other assets (liabilities)..................................     .7      (2.3)   (35.6)
                                                              -----   -------   ------
Cash used in business acquisitions, net of cash acquired....  $69.7   $ 190.9   $879.1
                                                              =====   =======   ======

     The Company anticipates that all of the goodwill recorded in 2001 will be deductible for tax purposes.

                                AUTONATION, INC.

     The Company's unaudited pro forma consolidated results of continuing operations assuming acquisitions accounted for under the purchase method of accounting had occurred at January 1, 2000 are as follows for the years ended December 31:

                                                                2001        2000
                                                              ---------   ---------
Revenue.....................................................  $20,080.8   $21,319.6
Income from continuing operations...........................  $   247.0   $   331.6
Diluted earnings per share from continuing operations.......  $     .74   $     .92

     The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

     As described in Note 13, Restructuring Activities and Impairment Charges, the Company has been divesting of certain non-core franchised automotive dealerships. During the year ended December 31, 2001, the Company received $61.2 million of cash from the divestiture of certain automotive dealerships. In April 2001, the Company completed the sale of its Flemington dealer group for net proceeds of $59.0 million. The resulting gain of approximately $19.0 million has been included in Other Gains in the accompanying 2001 Consolidated Income Statement. Gains and losses on other divestitures were not material in 2001.

     During the year ended December 31, 2000, the Company received $89.7 million of cash from the divestiture of certain automotive dealerships. Gains and losses on divestitures were included in Restructuring and Impairment Charges (Recoveries) Net, in the accompanying Consolidated Income Statements and were not material during 2000.

     In November 2000, the Company completed the divestiture of its outdoor media business for a purchase price of approximately $104.0 million. In connection with the sale, the Company entered into a prepaid $15.0 million advertising agreement and therefore, received net proceeds of $89.0 million. The Company recognized a pre-tax gain of $53.5 million on the sale which has been included in Other Income (Expense), Net in the accompanying 2000 Consolidated Income Statement.

     Cash received from the divestiture of franchised automotive dealerships in 1999 was $131.3 million. Gains and losses on divestitures, other than those recorded in the Company's 1999 restructuring and impairment charges, were not material in 1999.

     Revenue for the operations disposed or to be disposed was $302.0 million, $1.1 billion and $2.3 billion during 2001, 2000 and 1999, respectively. Operating income (loss) for the operations disposed or to be disposed was $(2.7) million, $13.6 million and $8.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001, the Company had announced agreements to purchase several automotive dealerships. While these acquisitions did not close until early 2002, they did represent acquisition purchase price commitments of approximately $129.2 million as of December 31, 2001.

19.  RELATED PARTY TRANSACTIONS

     The following is a summary of agreements and transactions among certain related parties and the Company. It is the Company's policy that transactions with related parties must be on fair and reasonable terms that are no less favorable to it than those that would be available in an arm's length transaction with an unrelated party. Based on the Company's experience, it believes that all of the transactions described below met that standard at the time the transactions were effected.

                                AUTONATION, INC.

     Mr. Huizenga, the Company's Chairman of the Board of Directors, owns the Miami Dolphins and Pro Player Stadium, a professional sports stadium in South Florida. In 2001, 2000 and 1999, the Company paid an aggregate of approximately $.4 million, $.3 million and $.8 million, respectively, to the Miami Dolphins and Pro Player Stadium in exchange for certain marketing services, including the rental of the stadium for an off-site used vehicle sale event for its dealerships, and for the use of executive suites and tickets to events at Pro Player Stadium. In addition, in 1999, the Miami Dolphins and Pro Player Stadium provided signage within Pro Player Stadium with a fair market value of approximately $.1 million at no cost to the Company.

     The Company leases an executive suite at the National Car Rental Center, a professional sports arena in Broward County, Florida, that was leased by Boca Resorts, Inc. Mr. Huizenga is the Chairman of the Board of Boca Resorts and beneficially owns approximately 18% of Boca Resorts' outstanding stock. Mr. Hudson, the Company's Vice Chairman of the Board of Directors, and Mr. Johnson, a Company Director, are also Directors of Boca Resorts and own approximately 3% of Boca Resorts' outstanding common stock in the aggregate. Under the suite lease agreement, the Company paid Boca Resorts approximately $.1 million during 2001, 2000 and 1999, plus incidental costs. In July 2001, Boca Resorts sold the Florida Panthers, the National Hockey League franchise that plays at the National Car Rental Center, and transferred its interest in the arena. Boca Resorts also owns and operates various resort hotels, including a hotel in Fort Lauderdale, Florida, at which the Company has hosted from time to time meetings of its key managers. During 2001, 2000 and 1999, the Company paid Boca Resorts approximately $.2 million, $.1 million and .4 million, respectively, for the use of conference facilities and lodging accommodations at their hotels in connection with its management meetings.

     National Car Rental Company is a party to an agreement with Boca Resorts pursuant to which National has purchased the naming rights of the National Car Rental Center. Until the tax-free spin-off of ANC Rental to the Company's stockholders was completed in June 2000, National was one of the Company's subsidiaries. During the time that the Company owned National in 2000 and 1999, it paid approximately $1.1 million and $2.2 million, respectively, to Boca Resorts for such naming rights. In addition, National used executive suites at the arena during 2000. In 1999, National paid approximately $.3 million for signage, tickets, sponsorship and the use of executive suites at the arena.

     During 2001, 2000 and 1999, the Company purchased approximately $.6 million, $.6 million and $.7 million, respectively, of pre-employment drug screening services from Psychemedics Corporation. Mr. Huizenga owns approximately 11.1% of the outstanding common stock of Psychemedics.

     In connection with the Company's spin-off of ANC Rental in June 2000, the Company entered into a distribution agreement, a tax sharing agreement and various lease agreements, transitional service agreements, purchase agreements and other arrangements with ANC Rental. Mr. Bryan, a Director of the Company, and Mr. Huizenga are directors of ANC Rental and several of the Company's Directors own stock of ANC Rental. At the time of the spin-off, the Company owned ANC Rental's corporate headquarters facilities and, accordingly, it agreed to lease these facilities to ANC Rental following the spin-off for approximately $1.6 million per year. Toward the end of 2000, the Company sold ANC Rental's headquarters facilities. In November 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in Wilmington, Delaware. Due to the bankruptcy of ANC Rental, some or all of ANC Rental's obligations under the agreements described below may be extinguished or the Company's claims against ANC Rental under such agreements may be unenforceable. In May 2000, the Company agreed to lease certain space in the Company's computer data center to ANC Rental for which it is paid approximately $.9 million per year. In connection with the spin-off, the Company also agreed to provide guarantees and credit enhancements for certain ANC Rental indebtedness and other obligations, for which ANC Rental paid the Company a fee of approximately $.9 million and $.4 million during 2001 and 2000, respectively. The Company expects to continue to provide certain credit support, although it does not believe ANC Rental will pay it for its credit support during 2002 due to its bankruptcy. The Company entered into agreements with ANC Rental

                                AUTONATION, INC.

pursuant to which ANC Rental agreed to purchase a certain number of rental fleet vehicles through certain of its dealerships. During 2001 and 2000, ANC Rental purchased approximately 31,000 and 245,000 rental fleet vehicles, respectively, through the Company under these agreements, generating a mark-up fee for the Company of approximately $.2 million and $1.5 million, respectively. These agreements have expired and, accordingly, the Company does not expect to sell to ANC Rental any vehicles during 2002. In 2000, ANC Rental provided the Company certain transitional services, including computer and administrative services, and the Company provided ANC Rental similar services. In 2000, ANC Rental paid the Company approximately $.7 million and the Company paid ANC Rental approximately $.2 million for such services. ANC Rental also agreed to buy automotive parts from the Company following the spin-off, and paid the Company approximately $8.1 million and $7.5 million, respectively, for parts purchases made during 2001 and 2000. In addition, the Company sold parts to ANC Rental for approximately $1.2 million during 2001 for which it does not expect to receive payment from ANC Rental due to their bankruptcy. ANC Rental also leases space from certain of the Company's dealerships to operate its local car rental businesses. During 2001 and 2000, ANC Rental paid the Company's dealerships an aggregate of approximately $.5 million and $.3 million, respectively, under such leases.

     In March 2000, the Company purchased a jet from Republic Services, Inc. for approximately $4.7 million. In January 2001, the Company sold the jet to Republic Services for approximately $4.7 million, which was based on its then current net asset value plus the agreed upon value of certain repairs performed by the Company immediately prior to the sale. Mr. Hudson and Mr. Huizenga are Vice Chairman and Secretary and Chairman of the Board, respectively, of Republic Services.

     The Company subleases office space at its corporate headquarters to Republic Services. During 2001, 2000 and 1999, Republic Services paid the Company approximately $.7 million, $.5 million and $.3 million, respectively, pursuant to this lease. The lease runs through February 28, 2003.

     The Company leases space at its computer data center to NationsRent, Inc. at a monthly rental rate of approximately $5,000 from 1999 to March 2001 when the monthly rental rate increased to $15,000. Mr. Huizenga and Mr. Hudson are Directors of NationsRent and Mr. Hudson owns approximately 1.8% of NationsRent's outstanding common stock. Additionally, until December 2001, Wayne Huizenga, Jr., the son of Mr. Huizenga, owned approximately 20.9% of NationsRent's outstanding common stock through H. Family Investments, Inc., a Florida corporation controlled by him. Starting March 2000, the Company also subleased to NationsRent certain office space at a monthly rental rate of approximately $61,000. In January 2002, based upon prevailing market conditions, the Company amended the office sublease to provide for a monthly rental rate of approximately $52,000. In December 2001, H. Family Investments, Inc. sold all of its NationsRent common stock. In December 2001, NationsRent filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in Wilmington, Delaware. Due to the bankruptcy of NationsRent, some or all of NationsRent's obligations under the foregoing agreements may be extinguished or the Company's claims thereunder may be unenforceable.

     During March 2002, the Company sold approximately 100 fleet vehicles to AutoZone, Inc. Mr. Lampert, a Director of the Company, is a Director of AutoZone and is Chairman, Chief Executive Officer and a controlling principal of ESL Investments, Inc., which effectively owns approximately 24% of the outstanding common stock of AutoZone. Mr. Crowley, a Director of the Company, is the President and Chief Operating Officer of ESL Investments. The vehicles were sold for an aggregate price of approximately $1.2 million and a mark-up fee for the Company of approximately $22,000.

     During 2000 and 1999, the Company hired the management consulting, marketing research and public relations firm of B&C Associates, Inc. for certain management consulting services in exchange for the payment of approximately $.1 million and $.5 million, respectively. Mr. Brown, a Company Director, is the Chairman, Chief Executive Officer and principal owner of B&C Associates.

                                AUTONATION, INC.

     During 2001, 2000 and 1999, the Company engaged the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. for various legal services totaling $.4 million, $.8 million and $1.3 million, respectively. Mr. Burdick, a Director of the Company, is a partner in that law firm.

     During 1999, the Company purchased $.6 million worth of commercial advertisements on SportsChannel Florida, a cable sports channel. In 1999, SportsChannel Florida was 70% owned by Front Row Communications, which in turn is wholly owned by Mr. Huizenga. SportsChannel Florida was sold by Front Row Communications in January 2000.

20.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions are excluded from the accompanying Consolidated Statements of Cash Flows.

     The Company made interest payments of approximately $159.0 million, $264.3 million and $159.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, including interest on vehicle inventory financing. The Company made income tax payments of approximately $196.4 million, $49.9 million and $84.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

          - Cash and cash equivalents, trade and manufacturer receivables, other current assets, floorplan notes payable, accounts payable, other current liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

          - Installment loans receivable, investments in securitizations and servicing liability: The fair value of installment loans receivable, investments in securitized receivables and the servicing liability are estimated based upon the discounted value of the future cash flows expected to be received. Significant assumptions used to estimate the fair value at December 31, 2001 and 2000 are as follows: discount rate on investments in securitizations -- 9.15% and 9.51%; discount rate on servicing liability -- 7.40% in 2001; annual loss rate -- 2.95% and 1.26%; and prepayment rate -- 1.50% and 1.16%.

          - Fixed rate debt: The fair value of fixed rate debt is based on borrowing rates currently available to the Company for debt with similar terms and maturities.

          - Interest rate swaps, caps and floors: The fair value of interest rate swaps, caps and floors is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates, and is effectively the amount the Company would pay or receive to terminate the agreements. At December 31, 2001, the Company has no derivative instruments outstanding.

                                AUTONATION, INC.

     The following table sets forth the carrying amounts and fair values of the Company's financial instruments, except for those noted above for which carrying amounts approximate fair value, as of December 31:

                                                             2001                2000
                                                      ------------------   -----------------
                                                      CARRYING    FAIR     CARRYING    FAIR
                ASSETS (LIABILITIES)                   AMOUNT     VALUE     AMOUNT    VALUE
                --------------------                  --------   -------   --------   ------
Installment loans receivable, net...................  $  62.3    $  65.7    $48.1     $ 50.6
Investments in securitizations:
  Other retained interests..........................  $  22.6    $  22.6    $76.1     $ 76.7
  Interest-only strips..............................  $  51.2    $  51.2    $76.0     $ 76.4
Servicing liability.................................  $ (15.4)   $ (15.4)      --         --
Fixed rate debt(1)..................................  $(501.9)   $(510.8)      --         --
Interest rate caps..................................       --         --       --     $  2.6
Interest rate floors................................       --         --       --     $(14.3)

---------------

(1) Primarily consists of amounts outstanding related to senior unsecured notes.

22.  BUSINESS AND CREDIT CONCENTRATIONS

     The Company owns and operates franchised automotive dealerships in the United States. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. At December 31, 2001 and 2000, the Company had receivables from manufacturers or distributors of $130.1 million and $131.2 million, respectively.

     The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company's sales volume could be adversely impacted by the manufacturers' or distributors' inability to supply the dealerships with an adequate supply of vehicles.

     Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which the Company's products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2001, the Company does not consider itself to have any significant non-manufacturer concentrations of credit risk.

23.  QUARTERLY INFORMATION (UNAUDITED)

     The Company's operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, the Company expects revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentive programs. Comparisons of sales and operating results between different quarters within a single year are, therefore, not necessarily indicators of future performance.

                                AUTONATION, INC.

     The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2001 and 2000:

                                                              FIRST      SECOND     THIRD      FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
Revenue(2)..........................................  2001   $4,887.6   $4,945.0   $5,010.8   $5,145.9
                                                      2000   $5,232.0   $5,336.8   $5,330.9   $4,699.3
Operating income(4).................................  2001   $  107.0   $  148.4   $  140.2   $   44.4
                                                      2000   $  115.5   $  152.4   $  149.5   $  107.6
Income from continuing operations...................  2001   $   59.9   $   86.3   $   79.2   $   19.6
                                                      2000   $   64.7   $   96.6   $   93.1   $   73.7
Basic earnings per share from continuing
  operations(1)(3)                                    2001   $    .17   $    .26   $    .24   $    .06
                                                      2000   $    .18   $    .27   $    .26   $    .21
Diluted earnings per share from continuing
  operations(1)(3)..................................  2001   $    .17   $    .26   $    .24   $    .06
                                                      2000   $    .18   $    .27   $    .26   $    .21
Net income(3)(5)....................................  2001   $   59.9   $   86.3   $   79.2   $    6.9
                                                      2000   $   62.3   $  100.8   $   93.1   $   73.7

---------------

(1) Quarterly basic and diluted earnings per share from continuing operations may not equal total earnings per share for the year as reported in the Consolidated Income Statements due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.
(2) Fourth quarter 2001 revenue was positively impacted by the introduction of significant manufacturer incentives which resulted in record fourth quarter revenue.
(3) Fourth quarter 2001 earnings per share and net income were impacted by the write-down of outstanding auto loans and related assets associated with the Company's exit of the auto loan underwriting business.
(4) Floorplan interest expense, which was previously classified as interest expense below operating income, is now presented as a component of cost of operations.
(5) Fourth quarter 2001 net income was impacted by an after-tax charge of $12.7 million included in Income from Discontinued Operations to reflect the Company's assumption of certain obligations with respect to ANC.

     The following table sets forth, for the periods indicated, the high and low prices per share of the Company's Common Stock as reported by the New York Stock Exchange.

                                                               HIGH     LOW
                                                              ------   -----
2001
Fourth Quarter..............................................  $13.07   $8.53
Third Quarter...............................................  $12.24   $7.75
Second Quarter..............................................  $12.59   $8.61
First Quarter...............................................  $ 9.24   $4.94
2000
Fourth Quarter..............................................  $ 7.19   $4.63
Third Quarter...............................................  $ 7.31   $5.63
Second Quarter..............................................  $10.75   $7.00
First Quarter...............................................  $ 9.31   $6.13

     On June 30, 2000, the Company completed the tax-free spin-off to its stockholders of all of the capital stock of ANC Rental. The spin-off was completed by issuing to each of the Company's stockholders of record as of June 16, 2000 one share of ANC Rental common stock for each eight shares of AutoNation common stock held by such stockholder. The stock prices presented above reflect historical stock prices during all periods presented and have not been adjusted to give retroactive effect to the distribution of ANC Rental common stock to the Company's stockholders.

                                AUTONATION, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN MILLIONS)

                                          BALANCE
                                            AT       ADDITIONS                                BALANCE
                                         BEGINNING   CHARGED TO                               AT END
            CLASSIFICATIONS               OF YEAR      INCOME     DEDUCTIONS      OTHER       OF YEAR
            ---------------              ---------   ----------   ----------     --------     -------
Allowance for doubtful accounts:
  2001.................................   $ 35.1       $ 18.4     $    (10.6)(2) $    (.2)    $ 42.7
  2000.................................   $ 42.5       $  8.4     $    (14.7)(2) $   (1.1)    $ 35.1
  1999.................................   $ 33.8       $ 13.4     $     (9.4)(2) $    4.7(1)  $ 42.5
Restructuring reserves(3):
  2001.................................   $  1.2       $  (.2)    $     (1.6)(5) $     .8     $   .2
  2000.................................   $120.6       $ (5.4)    $   (111.2)(5) $   (2.8)(4) $  1.2
  1999.................................   $ 24.1       $416.4     $    (12.4)(5) $ (307.5)(4) $120.6

---------------

(1) Primarily allowance of acquired businesses.
(2) Accounts written off.
(3) Included under the caption "Other Current Liabilities" in the accompanying Consolidated Balance Sheets.
(4) Primarily asset write-offs.
(5) Primarily cash payments of costs associated with restructuring activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Item 10 (other than the information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Part I of this Annual Report on Form 10-K), Item 11, Item 12 and
Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements of the Company are set forth in Part II, Item
             8.

        (2) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2001 is submitted herewith.

        (3) Exhibits -- See Index to Exhibits included elsewhere in this document.

     (b) Reports on Form 8-K.

     Current Report on Form 8-K filed and dated December 21, 2001, Item 5, reporting that the Company will no longer underwrite auto loans but will continue to provide auto loans through unrelated third-party finance sources.

     Current Report on Form 8-K filed November 19, 2001 and dated November 13, 2001, Item 5, describing certain obligations and contingent liabilities to which the Company will likely or may be subject as a result of the bankruptcy of ANC Rental Corporation.

     Current Report on Form 8-K filed October 31, 2001 and dated October 30, 2001, Item 5, reporting that ESL Investments, the Company's largest stockholder, purchased 27 million shares of the Company's common stock from H. Wayne Huizenga, Harris W. Hudson and Michael G. DeGroote, the Company's Chairman, Vice Chairman and Director, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:

                                          AutoNation, Inc.

                                          By: /s/ MIKE JACKSON
                                            ------------------------------------
                                                        Mike Jackson
                                                  Chief Executive Officer

March 27, 2002

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

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
             /s/ H. WAYNE HUIZENGA                  Chairman of the Board
------------------------------------------------
               H. Wayne Huizenga                                                        March 27, 2002

                /s/ MIKE JACKSON                    Chief Executive Officer and
------------------------------------------------    Director (Principal Executive
                  Mike Jackson                      Officer)                            March 27, 2002

             /s/ CRAIG T. MONAGHAN                  Senior Vice President and Chief
------------------------------------------------    Financial Officer (Principal
               Craig T. Monaghan                    Financial Officer)                  March 27, 2002

             /s/ PATRICIA A. MCKAY                  Senior Vice President -- Finance
------------------------------------------------    (Principal Accounting Officer)
               Patricia A. McKay                                                        March 27, 2002

              /s/ HARRIS W. HUDSON                  Vice Chairman and Director
------------------------------------------------
                Harris W. Hudson                                                        March 27, 2002

              /s/ ROBERT J. BROWN                   Director
------------------------------------------------
                Robert J. Brown                                                         March 27, 2002

                 /s/ J.P. BRYAN                     Director
------------------------------------------------
                   J.P. Bryan                                                           March 27, 2002

              /s/ RICK L. BURDICK                   Director
------------------------------------------------
                Rick L. Burdick                                                         March 27, 2002

             /s/ WILLIAM C. CROWLEY                 Director
------------------------------------------------
               William C. Crowley                                                       March 27, 2002

            /s/ MICHAEL G. DEGROOTE                 Director
------------------------------------------------
              Michael G. DeGroote                                                       March 27, 2002

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
           /s/ GEORGE D. JOHNSON, JR.               Director
------------------------------------------------
             George D. Johnson, Jr.                                                     March 27, 2002

             /s/ EDWARD S. LAMPERT                  Director
------------------------------------------------
               Edward S. Lampert                                                        March 27, 2002

                /s/ JOHN J. MELK                    Director
------------------------------------------------
                  John J. Melk                                                          March 27, 2002

             /s/ IRENE B. ROSENFELD                 Director
------------------------------------------------
               Irene B. Rosenfeld                                                       March 27, 2002

                                 EXHIBIT INDEX

EXHIBITS                     DESCRIPTION OF EXHIBITS
--------                     -----------------------
2.1        Separation and Distribution Agreement dated June 30, 2000, between AutoNation, Inc. and ANC Rental Corporation
           (incorporated by reference to Exhibit 2.1 to AutoNation's
           Current Report on Form 8-K dated June 30, 2000).
2.2        Separation and Distribution Agreement dated June 30, 1998, between Republic Industries, Inc. (now known as AutoNation,
           Inc.) and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 to AutoNation's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1998).
3.1        Third Amended and Restated Certificate of Incorporation of
           AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to AutoNation's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1999).
3.2        Amended and Restated Bylaws of AutoNation, Inc.
           (incorporated by reference to Exhibit 3.2 to AutoNation's
           Current Report on Form 8-K dated December 8, 2000).
4.1        Indenture, dated as of August 10, 2001, relating to the
           issuance of $450.0 million aggregate principal amount of
           senior unsecured notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4
           (SEC 333-71098) filed on October 5, 2001).
4.2        AutoNation is a party to certain long-term debt agreements where the amount involved does not exceed 10% of
           AutoNation's total assets. AutoNation agrees to furnish a
           copy of any such agreements to the Commission upon request.
10.1       AutoNation, Inc. 1991 Stock Option Plan, as amended to date
           (incorporated by reference to Exhibit 10.1 to AutoNation's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000).
10.2       AutoNation, Inc. 1995 Amended and Restated Employee Stock
           Option Plan, as amended to date (incorporated by reference to Exhibit 10.2 to AutoNation's Quarterly Report on Form
           10-Q for the quarter ended June 30, 2000).
10.3       AutoNation Enterprises Incorporated Amended and Restated
           1995 Employee Stock Option Plan, as amended to date
           (incorporated by reference to Exhibit 10.3 to AutoNation's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000).
10.4       AutoNation, Inc. Amended and Restated 1995 Non-Employee
           Director Stock Option Plan (incorporated by reference to
           Exhibit 10.10 to AutoNation's Annual Report on Form 10-K for
           the year ended December 31, 1998).
10.5       AutoNation, Inc. Amended and Restated 1997 Employee Stock
           Option Plan, as amended to date (incorporated by reference to Exhibit 10.4 to AutoNation's Quarterly Report on Form
           10-Q for the quarter ended June 30, 2000).
10.6       AutoNation, Inc. Amended and Restated 1998 Employee Stock
           Option Plan, as amended to date (incorporated by reference to Exhibit 10.5 to AutoNation's Quarterly Report on Form
           10-Q for the quarter ended June 30, 2000).
10.7       AutoNation, Inc. 1999 Senior Executive Bonus Plan
           (incorporated by reference to Exhibit 10.7 to AutoNation's
           Annual Report on Form 10-K for the year ended December 31,
           2000).
10.8       Letter Agreement dated September 22, 1999, between
           AutoNation, Inc. and Michael J. Jackson, Chief Executive
           Officer (incorporated by reference to Exhibit 10.4 of
           AutoNation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.9       Employment Agreement dated August 1, 2000, between
           AutoNation, Inc. and Michael E. Maroone, President and Chief
           Operating Officer (incorporated by reference to Exhibit 10.1 to AutoNation's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 2000).
10.10      Letter Agreement dated March 26, 1999 between AutoNation,
           Inc. and Michael E. Maroone, President and Chief Operating
           Officer (incorporated by reference to Exhibit 10.1 of
           AutoNation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

EXHIBITS                     DESCRIPTION OF EXHIBITS
--------                     -----------------------
10.11      Letter Agreement dated April 18, 2000 between AutoNation,
           Inc. and Craig T. Monaghan, Chief Financial Officer
           (incorporated by reference to Exhibit 10.6 to AutoNation's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           2000).
10.12      Tax Sharing Agreement dated June 30, 2000 between
           AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit 10.1 to AutoNation's Current Report on
           Form 8-K dated June 30, 2000).
10.13      Benefits Agreement dated June 30, 2000 between AutoNation,
           Inc. and ANC Rental Corporation (incorporated by reference to Exhibit 10.2 to AutoNation's Current Report on Form 8-K
           dated June 30, 2000).
10.14      Reimbursement Agreement dated June 30, 2000 between
           AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit 10.3 to AutoNation's Current Report on
           Form 8-K dated June 30, 2000).
10.15      Tax Indemnification and Allocation Agreement dated June 30,
           1998 between Republic Industries, Inc. (now known as
           AutoNation, Inc.) and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 to Republic Services, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1998).
 21.1*     Subsidiaries of AutoNation, Inc.
 23.1*     Consent of Arthur Andersen LLP.
 99.1*     Letter regarding representation from Arthur Andersen LLP.

---------------

* Filed herewith