Form 10-Q
period 2002-03-31
AUTONATION INC /FL
filed 2002-05-03
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        On April 30, 2002 the registrant had 321,525,332 outstanding shares of common stock, par value $.01 per share.

                                AUTONATION, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
ITEM 1. FINANCIAL STATEMENTS

        Unaudited Condensed Consolidated Balance Sheets as
           of March 31, 2002 and December 31, 2001.....................   3

        Unaudited Condensed Consolidated Income Statements
           for the Three Months Ended March 31, 2002 and 2001..........   4

        Unaudited Condensed Consolidated Statement of Shareholders'
           Equity for the Three Months Ended March 31, 2002............   5

        Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2002 and 2001..........   6

        Notes to Unaudited Condensed Consolidated Financial Statements.   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................  18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  31



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................................  32

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................  33

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)


                                                                     March 31,        December 31,
                                                                       2002               2001
                                                                    ----------        ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .............................          $    105.5         $    128.1
   Receivables, net ......................................               808.3              802.2
   Inventory .............................................             2,363.1            2,178.5
   Other current assets ..................................                44.3               43.7
                                                                    ----------         ----------

        Total Current Assets .............................             3,321.2            3,152.5
RESTRICTED ASSETS ........................................               209.2              199.9
PROPERTY AND EQUIPMENT, NET ..............................             1,606.3            1,583.3
INTANGIBLE ASSETS, NET ...................................             2,949.8            2,865.2
OTHER ASSETS..............................................               259.1              264.5
                                                                    ----------         ----------

        Total Assets .....................................          $  8,345.6         $  8,065.4
                                                                    ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable ...............................          $  2,031.0         $  1,900.7
   Accounts payable ......................................               162.4              149.7
   Notes payable and current maturities of
        long-term debt ...................................                 9.2                7.9
   Other current liabilities .............................               579.3              519.8
                                                                    ----------         ----------

        Total Current Liabilities ........................             2,781.9            2,578.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES ................               644.3              647.3
DEFERRED INCOME TAXES ....................................               855.6              853.8
OTHER LIABILITIES ........................................               160.8              158.3
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
    5,000,000 shares authorized; none issued ...........                  --                --
   Common stock, par value $.01 per share;
    1,500,000,000 shares authorized;
    478,357,691 and 476,472,730 shares
    issued including shares held in
    treasury, respectively ...............................                 4.8                4.8
   Additional paid-in capital ............................             4,694.2            4,674.0
   Retained earnings .....................................               973.3              881.6
   Accumulated other comprehensive income ................                  .7                1.6
   Treasury stock, at cost; 157,552,709 and
    154,759,709 shares held, respectively ................            (1,770.0)          (1,734.1)
                                                                    ----------         ----------
        Total Shareholders' Equity .......................             3,903.0            3,827.9
                                                                    ----------         ----------

        Total Liabilities and Shareholders' Equity .......          $  8,345.6         $  8,065.4
                                                                    ==========         ==========


        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
               UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In millions, except per share data)


                                                                Three Months Ended
                                                                      March 31,
                                                          -------------------------------
                                                              2002               2001
                                                          -----------         -----------
REVENUE ........................................          $   4,750.7         $   4,887.6
Cost of operations .............................              4,029.0             4,195.1
                                                          -----------         -----------

GROSS MARGIN ...................................                721.7               692.5
Selling, general and administrative expenses ...                548.1               550.1
Depreciation ...................................                 15.7                15.6
Amortization ...................................                   .6                20.0
Loan and lease underwriting losses (income),net                   (.2)                 .6
Restructuring and impairment recoveries, net ...                   --                 (.8)
Other losses ...................................                   .4                  --
                                                          -----------         -----------

OPERATING INCOME ...............................                157.1               107.0

Other interest expense .........................                (11.7)              (11.0)
Interest income ................................                  3.3                 1.4
Other expense, net .............................                  (.2)                (.1)
                                                          -----------         -----------

INCOME BEFORE INCOME TAXES .....................                148.5                97.3
Provision for income taxes .....................                 56.8                37.4
                                                          -----------         -----------

NET INCOME .....................................          $      91.7         $      59.9
                                                          ===========         ===========
BASIC EARNINGS PER SHARE:
      Net income ...............................          $       .29         $       .17
                                                          ===========         ===========
      Weighted average common shares outstanding                321.4               343.8
                                                          ===========         ===========

DILUTED EARNINGS PER SHARE:
      Net income ...............................          $       .28         $       .17
                                                          ===========         ===========
      Weighted average common shares outstanding                325.9               344.3
                                                          ===========         ===========





        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In millions)


                                                                                     Accumulated
                                                       Additional                       Other
                                           Common       Paid-in       Retained      Comprehensive       Treasury
                                            Stock       Capital       Earnings         Income            Stock         Total
                                           -------    -----------     --------      -------------     -----------   ---------
BALANCE AT DECEMBER 31, 2001.......         $  4.8      $4,674.0      $ 881.6        $   1.6           $(1,734.1)    $3,827.9
     Purchases of treasury stock....            --            --           --             --               (35.9)       (35.9)
     Exercise of stock options.....             --          20.2           --             --                  --         20.2
     Other comprehensive loss.......            --            --           --            (.9)                 --          (.9)
     Net income.....................            --            --         91.7             --                  --         91.7
                                            ------       -------      -------        -------           ---------     --------

BALANCE AT MARCH 31, 2002..........         $  4.8      $4,694.2      $ 973.3        $    .7           $(1,770.0)    $3,903.0
                                            ======      ========      =======        =======           =========     ========







        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)


                                                                Three Months Ended
                                                                     March 31,
                                                            -------------------------
                                                              2002             2001
                                                            --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income .........................................     $   91.7         $   59.9
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation ....................................         15.7             15.6
      Amortization ....................................           .6             20.0
      Amortization of debt issue costs and discounts ..          1.2               .4
      Deferred income tax provision ...................          2.8             11.2
      Restructuring and impairment recoveries, net ....           --              (.8)
      Other losses ....................................           .4               --
      Gain on sale of marketable securities, net ......           --              (.2)
      Other ...........................................           .2               .3
      Changes in assets and liabilities, net of effects
         from business combinations and divestitures:
            Receivables ...............................        (12.2)             9.9
            Inventory .................................       (134.6)           171.6
            Other assets ..............................           .3            (20.3)
            Floorplan notes payable ...................         99.9           (162.7)
            Accounts payable ..........................         12.5             (2.4)
            Other liabilities .........................         57.0             32.1
                                                            --------         --------
                                                               135.5            134.6
                                                            --------         --------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment ................        (28.7)           (24.0)
   Proceeds from sale of property and equipment .......           .3              5.6
   Proceeds from assets held for sale .................           .9             26.7
   Cash used in business acquisitions, net of
      cash acquired ...................................       (127.7)           (22.0)
   Cash received from business divestitures ...........           .9               .2
   Collections of installment loan receivables
      and other related items .........................         27.2             35.8
   Funding of installment loan receivables ............           --           (202.5)
   Proceeds from securitizations of installment loan
      receivables .....................................           --            173.2
   Net changes in restricted cash .....................          1.9            (11.6)
   Purchases of restricted investments ................        (22.3)              --
   Sales of restricted investments ....................          9.9               --
   Sales of other investments .........................           --               .5
   Other ..............................................          (.5)             4.4
                                                            --------         --------
                                                              (138.1)           (13.7)
                                                            --------         --------
CASH USED IN FINANCING ACTIVITIES:
   Net payments under revolving credit facilities .....           --            (14.0)
   Purchases of treasury stock ........................        (35.9)           (98.2)
   Payments of notes payable and long-term debt .......         (3.0)            (7.9)
   Exercise of stock options, including income tax
      benefit of $1.3..................................          20.2              --
   Other ..............................................          (.1)              --
                                                            --------         --------
                                                               (18.8)          (120.1)
                                                            --------         --------
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS ......        (21.4)              .8

CASH USED IN DISCONTINUED OPERATIONS ..................         (1.2)              --
                                                            --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......        (22.6)              .8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......        128.1             84.6
                                                            --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............     $  105.5         $   85.4
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

2. INVENTORY AND FLOORPLAN NOTES PAYABLE

        Inventory consists of the following:

                                                   March 31,       December 31,
                                                     2002              2001
                                                   ---------       ------------

New vehicles...................................... $1,860.9          $1,757.5
Used vehicles.....................................    352.7             273.5
Parts, accessories and other......................    149.5             147.5
                                                   --------          --------
                                                   $2,363.1          $2,178.5
                                                   ========          ========

         At March 31, 2002 and December 31, 2001, floorplan notes payable totaled $2.0 billion and $1.9 billion, respectively. The Company finances vehicle inventory through secured floorplan facilities at a LIBOR-based rate of interest primarily with manufacturers' captive finance subsidiaries, as well as independent financial institutions. As of March 31, 2002, capacity under the floorplan credit facilities was approximately $3.5 billion.

        A summary of the Company's floorplan interest expense and floorplan assistance from manufacturers, both components of Cost of Operations in the accompanying Unaudited Condensed Consolidated Income Statements, related to new vehicles is as follows:

                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                   2002             2001
                                                 ---------       ---------

Floorplan interest expense....................   $   (18.2)      $   (45.6)
Floorplan assistance..........................   $    29.4       $    37.9

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3. RESTRICTED ASSETS AND REINSURANCE

        The Company has restricted cash and investments primarily held in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses relating to its captive insurance subsidiaries. Restricted investments consist primarily of marketable corporate and government debt securities that are classified as available-for-sale.

        A summary of restricted assets is as follows:

                                                   March 31,     December 31,
                                                     2002           2001
                                                   -------       ------------

         Restricted cash.........................  $  43.2         $  43.7
         Restricted investments..................    166.0           156.2
                                                   -------         -------
                                                   $ 209.2         $ 199.9
                                                   =======         =======


         At March 31, 2002 and December 31, 2001, current unearned premiums and loss reserves related to the Company's reinsurance programs were included in Other Current Liabilities and long term unearned premiums and loss reserves were included in Other Liabilities in the Unaudited Condensed Consolidated Balance Sheets as follows:


                                                             March 31,          December 31,
                                                               2002                 2001
                                                            -----------         ------------
         REINSURANCE RESERVES
         --------------------
         Unearned premiums - current portion..............  $      78.4         $       76.4
         Unearned premiums - long-term portion............         93.8                 91.2
                                                            -----------         ------------
               Total unearned premiums....................  $     172.2         $      167.6
                                                            ===========         ============

         Loss reserves - current portion..................  $      11.3         $       13.0
         Loss reserves - long-term portion................          2.0                  3.1
                                                            -----------          -----------
               Total loss reserves........................  $      13.3         $       16.1
                                                            ===========         ============



4. NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable and long-term debt consist of the following:


                                                                   March 31,          December 31,
                                                                     2002                2001
                                                                  -----------         ------------
Revolving credit facilities...................................    $        --         $         --
Senior unsecured notes, net of unamortized
    discount of $5.3 million and $5.5 million, respectively...          444.7                444.5
Other debt....................................................          208.8                210.7
                                                                  -----------         ------------
                                                                        653.5                655.2
Less:  current portion........................................           (9.2)                (7.9)
                                                                  -----------         ------------

         Long-term debt, net of current maturities...........     $     644.3         $      647.3
                                                                  ===========         ============


         The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate. The five-year facility provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company's dealerships, and are guaranteed by substantially all of the Company's subsidiaries. As of March 31, 2002, no amounts were drawn on these revolving credit facilities.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The Company also has $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of the Company's subsidiaries.

         Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

         At March 31, 2002, the Company had $151.4 million outstanding under two mortgage facilities with automotive manufacturers' captive finance subsidiaries. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate and is secured by mortgages on certain of the Company's dealerships' real property.

         The Company's revolving credit facilities, the indenture for the Company's senior unsecured notes and the Company's mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities and the indenture for the Company's senior unsecured notes also require the Company to meet certain customary financial ratios and tests. At March 31, 2002, the Company was in compliance in all material respects with the requirements of the revolving credit facilities and the indenture for the Company's senior unsecured notes.

5. SHAREHOLDERS' EQUITY

         During the three months ended March 31, 2002, the Company repurchased
2.8 million shares of its common stock for an aggregate purchase price of $35.9 million. From 1998 through March 31, 2002, an aggregate of 157.7 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.8 billion, leaving approximately $224.3 million available for share repurchases under the current program authorized by the Company's Board of Directors.

6. INCOME TAXES

         Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

         In 1997 and 1999, the Company engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Approximately $680 million of the Company's net deferred tax liabilities totaling $855.6 million at March 31, 2002 relates to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating certain future projected tax deductions. These transactions are currently under review by the Internal Revenue Service. The Company believes that its tax returns appropriately reflect such transactions, and that it has established adequate reserves with respect to any tax liabilities relating to these transactions. However, an unfavorable settlement or adverse resolution of these matters could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:


                                                                      Three Months Ended
                                                                           March 31,
                                                                   --------------------------
                                                                   2002                 2001
                                                                   -----                -----
Weighted-average common shares outstanding used to
  calculate basic earnings per share.........................      321.4                343.8
Effect of dilutive options and warrants......................        4.5                   .5
                                                                   -----                -----
Weighted-average common and common equivalent shares used to
  calculate diluted earnings per share.......................      325.9                344.3
                                                                   =====                =====

         At March 31, 2002 and 2001, the Company had approximately 55.2 million stock options outstanding of which 18.2 million and 45.0 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

8. COMPREHENSIVE INCOME

         Comprehensive income (loss) is as follows:

                                                                Three Months Ended
                                                                      March 31,
                                                              -------------------------
                                                               2002               2001
                                                              ------             ------
Net income..................................................  $ 91.7             $ 59.9
Other comprehensive loss....................................     (.9)               (.6)
                                                              ------             ------
Comprehensive income........................................  $ 90.8             $ 59.3
                                                              ======             ======

9. BUSINESS ACQUISITIONS AND DIVESTITURES

        Businesses acquired through March 31, 2002 were accounted for under the purchase method of accounting and are included in the unaudited condensed consolidated financial statements from the date of acquisition.

        During the three months ended March 31, 2002, the Company acquired eight automotive retail franchises. During the three months ended March 31, 2001, the Company acquired one automotive franchise. The Company paid approximately $122.1 million and $20.2 million, respectively, in cash for these acquisitions. During the three months ended March 31, 2002 and 2001, the Company also paid approximately $5.6 million and $1.8 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

        Purchase price allocations for 2002 are subject to final adjustment due to their recent closing date. Preliminary purchase price allocations for business combinations for the three months ended March 31, were as follows:


                                                                  2002               2001
                                                                -------             -------
Property and equipment.......................................   $  29.0             $  20.7
Goodwill and other intangibles not subject to amortization...      82.2                 3.4
Other intangibles subject to amortization....................        .5                   -
Working capital..............................................      11.3                (7.8)
Debt assumed.................................................      (1.1)                3.2
Other assets.................................................        .2                  .7
                                                                -------             -------
Cash used in acquisitions, net of cash acquired..............   $ 122.1             $  20.2
                                                                =======             =======


                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

       The Company's unaudited pro forma consolidated results of operations assuming acquisitions accounted for under the purchase method of accounting had occurred at January 1, 2001 are as follows for the three months ended March 31:

                                                        2002            2001
                                                      ---------       ---------
       Revenue......................................  $ 4,829.7       $ 5,021.5
       Net income...................................  $    94.1       $    62.6
       Diluted earnings per share...................  $     .29       $     .18

       The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

10. FINANCE UNDERWRITING AND ASSET SECURITIZATIONS

       In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its dealerships, which it determined was not a part of the Company's core automotive retail business. The Company continues to provide automotive loans for its customers through unrelated third party finance sources, which historically had provided more than 95% of the auto loans made to its customers.

       Through 2001, the Company sold installment loan finance receivables in securitization transactions through unrelated financial institutions. When the Company sold receivables in these securitization transactions, it retained interest-only strips, one or more subordinated tranches, servicing rights, and cash reserve accounts, all of which were classified as investments in securitizations. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected over the next three years. Finance receivables due within one year totaling $53.6 million and $67.2 million at March 31, 2002 and December 31, 2001, respectively, are classified as Receivables, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets. Finance receivables due after one year totaling $91.9 million and $108.5 million at March 31, 2002 and December 31, 2001, respectively, are classified as Other Assets, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

       Finance receivables consist of the following:


                                                               March 31,     December 31,
                                                                  2002          2001
                                                               ---------     ------------
         Finance leases.....................................   $    20.4       $  34.2
         Installment loans..................................        58.7          67.7
         Investments in securitizations.....................        66.4          73.8
                                                               ---------       -------
             Total finance receivables......................   $   145.5       $ 175.7
                                                               =========       =======


       Interest-only strips, which represent the present value of the estimated future residual cash flows from securitized receivables, are carried at fair value. Certain of the Company's interest-only strips are marked to fair value with unrealized gains or losses recorded directly to income. Other of the Company's interest-only strips are marked to fair value with unrealized gains and losses recorded through other comprehensive income unless an other than temporary impairment occurs in the valuation of the interest-only strip in which case the impairment is recorded directly to income. The Company estimates fair value utilizing valuation models based on the present value of future expected cash flows which use the Company's best estimate and historical experience of key assumptions, including credit losses, voluntary prepayment speeds, and discount rates commensurate with the risks involved. The Company follows the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets".

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

       Until December 2001, the Company securitized installment loan receivables through the issuance of asset-backed notes through non-consolidated qualified special purpose entities under a shelf registration statement. The Company provides credit enhancements related to these notes in the form of a 1% over-collateralization, a reserve fund and a third party surety bond. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. The Company in turn has a sub-servicing arrangement with a third party. Included in Other Current Liabilities and Other Liabilities at March 31, 2002, is the current portion of the net servicing liability of $3.7 million and the long-term portion of the net servicing liability of $11.0 million, respectively, relating to these arrangements. The servicing liability relates to loans that have been sold and continue to be serviced by the Company. The servicing liability is the present value, discounted at 7.4%, of the estimated excess of future sub-servicing costs over the future estimated servicing income. Substantially all of the beneficial interests in the debt of the qualified special purpose entities are held by unrelated third parties. The investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due, except to the extent of the Company's remaining investments in securitizations.

       During the three months ended March 31, 2001, the Company recognized a pre-tax gain on the securitization of installment loan receivables of $3.2 million, which has been included in Loan and Lease Underwriting Losses (Income), Net in the Unaudited Condensed Consolidated Income Statements.

       At March 31, 2002, included in investments in securitizations are interest-only strips valued at $45.4 million and cash reserve accounts valued at $21.0 million, which have an aggregate weighted-average life of 1.17 years. The sensitivity of the current fair value of the investments in securitizations at March 31, 2002 to immediate 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in the indicated fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the investments in securitizations is calculated independently from any change in the other assumptions. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the disclosed estimated fair values should not be considered indicative of future earnings on these assets. The current rate assumptions below reflect the expected performance of the total loans securitized as of March 31, 2002.


                                                                                      $ Effect On Investments in
                                                                                           Securitizations of
                                                                                    -------------------------------
                                                                     Current         10% Change         20% Change
     Description                                                Rate Assumption     in Assumption     in Assumption
     -----------                                                ---------------     -------------     -------------
     Voluntary prepayment speed (ABS).......................         1.50%           $     3.2          $    5.8
     Expected credit losses (annual rate, excluding
         accrued interest)..................................         2.92%           $     4.4          $    8.7
     Discount rate on residual cash flows (annual rate).....         9.15%           $     1.0          $    1.9

      As of March 31, 2002 and 2001, the Company had expected static pool credit losses on its total serviced installment loan portfolio of 3.86% and 2.58%, respectively, (3.55% and 2.27%, respectively, excluding accrued interest). Static pool credit losses represent estimated lifetime losses as a percentage of total amounts underwritten.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

       The following summarizes information about total serviced installment loans and delinquencies and net credit losses:


                                                      March 31, 2002                                 December 31, 2001
                                            --------------------------------------            -----------------------------------
                                              Total                 Principal                  Total                Principal
                                             Principal            Amount of Loans             Principal           Amount of Loans
                                              Amount              60 Days or More              Amount             60 Days or More
                                             of Loans                Past Due                 of Loans               Past Due
                                            -----------           ---------------             ---------          ----------------
Loans securitized........................   $  1,090.4               $    9.1                 $ 1,275.9              $  12.3
Loans retained on balance sheet..........         58.7                    3.6                      67.7                  5.5
                                            ----------               --------                 ---------              -------
Total loans serviced.....................   $  1,149.1               $   12.7                 $ 1,343.6              $  17.8
                                            ==========               ========                 =========              =======


      Net credit losses are charge-offs less recoveries and are based on total installment loans serviced. Net credit losses, including accrued interest, during the three months ended March 31, 2002 and 2001 totaled $8.9 million and $8.8 million, respectively.

11. RESTRUCTURING ACTIVITIES AND IMPAIRMENT CHARGES

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

         The Company continues to dispose of its closed megastores and other properties, including closed lease properties, through sales to third parties. At March 31, 2002, properties held for sale total $86.4 million of which properties with total asset value of $68.5 million remain to be sold of the total $285.3 million identified as part of the restructure plan. These properties continue to be aggressively marketed. The majority of these properties will be disposed of by the end of 2002.

         The following summarizes the activity in the Company's restructuring and impairment reserves for the three months ended March 31, 2002:


                                                                                           Deductions
                                        Balance              Amounts Charged         ----------------------          Balance
                                   December 31, 2001      (Credited) to Income       Cash          Non-cash       March 31, 2002
                                   -----------------      --------------------       ----         ---------       --------------
Asset reserves:
    Asset impairment.......           $      68.4                $    --             $  --        $    (.9)          $  67.5
Accrued liabilities:
    Severance and other
    exit cost..............                    .2                     --                --              --                .2
                                      -----------                -------             -----        --------           -------
                                      $      68.6                $    --             $  --        $    (.9)          $  67.7
                                      ===========                =======             =====        ========           =======


                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The following summarizes the activity in the Company's restructuring and impairment reserves for the three months ended March 31, 2001:


                                                                                           Deductions
                                        Balance              Amounts Charged         ----------------------          Balance
                                   December 31, 2000      (Credited) to Income       Cash          Non-cash       March 31, 2001
                                   -----------------      --------------------       ----         ---------       --------------
Asset reserves:
    Asset impairment.......           $     161.4                $  (1.2)            $  --        $  (42.9)          $ 117.3
Accrued liabilities:
    Severance and other
       exit cost...........                   1.2                     .4               (.4)             --               1.2
                                      -----------                -------             -----        --------           -------
                                      $     162.6                $   (.8)            $ (.4)       $  (42.9)          $ 118.5
                                      ===========                =======             =====        =========          =======


         The net amount credited to income in 2001, primarily consists of net gains on sold properties.

12. COMMITMENTS AND CONTINGENCIES

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

         In October 2000, the California Department of Motor Vehicles ("California DMV") brought an action against one of the Company's subsidiaries' dealerships for alleged customer fraud as well as several other claims. In April 2001, the Company settled the California DMV action and a related action by the State of California. In April 2002, the Company reached a final settlement of three civil class action lawsuits (which have been consolidated) relating to this matter. The estimated payment under the settlement of the three civil class actions is expected to be approximately $2.0 million, for which the Company is adequately reserved. Other lawsuits and claims have also been filed or made against the dealership based on the allegations underlying the California DMV case.

         Many of the Company's Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association ("TADA") and new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two of the actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. The Company intends to appeal this decision.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      The Company intends to vigorously defend itself and assert available defenses with respect to each of the foregoing matters. Further, the Company may have certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and prospects.

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

13. DISCONTINUED OPERATIONS

      On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental Corporation ("ANC Rental"). In connection with the spin-off of ANC Rental, the Company agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. ("Mitsubishi") and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental's behalf. The Company is also a party to certain agreements with ANC Rental (the "ANC Rental Agreements"), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and the Company have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental's bankruptcy, the Company was called on to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which it provided guarantees. As a result, the Company agreed to assume these real property leases, which expire in 2017, in order to control and attempt to mitigate its exposure relating thereto. In the fourth quarter of 2001, the Company incurred a pre-tax charge of $20.0 million to reflect its assumption of the nine leases with Mitsubishi and certain other costs that it expects to incur as a result of ANC Rental's bankruptcy. The Company continues to guarantee the remaining three leases with Mitsubishi until their expiration in 2017, and the Company remains subject to various other ANC Rental obligations. ANC Rental has been accounted for as a discontinued operation and, accordingly, the Company expects that additional charges recorded by it pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact its reported results from continuing operations.

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        The Company has reached an agreement with Mitsubishi pursuant to which its aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Although the Company believes its financial exposure under the agreement will likely decrease significantly in 2002, it could have potential exposure under the agreement for up to five to ten years. The Company's indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. The Company could have potential exposure under the indemnification obligations for approximately five years. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to the Company under the terms of the ANC Rental Agreements may be extinguished or its claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to the Company in connection with payments made by the Company with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that the Company makes to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next three to five years. The Company estimates that, based on its assessment of the risks involved in each matter and excluding the liabilities associated with the $20.0 million charge it incurred in the fourth quarter of 2001, its remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million. However, the exposure is difficult to estimate and the Company cannot assure that its aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above or that it will not be subject to additional claims as a result of ANC Rental's bankruptcy filing, which could have a material adverse effect on the Company's business, financial condition, cash flows and prospects.

14. NEW ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001 the Financial Accounting Standards Board (FASB) finalized and issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

         The Company has adopted the provisions of SFAS 141, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

         The provisions of SFAS 142 applied immediately to all acquisitions completed after June 30, 2001. Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized until December 31, 2001. Effective January 1, 2002 such amortization ceased, as companies were required to adopt the new rules on that date, resulting in a $19.4 million decrease in amortization for the three months ended March 31, 2002 compared to the same period in 2001. Net income for the three months ended March 31, 2001, adjusted for the impact of amortization, would have been $79.3 million or $.21 per share. As of the first quarter of calendar year 2002, the Company has, as required, begun to perform an impairment analysis of intangible assets. SFAS 142 requires the Company upon adoption and at least annually to reassess the intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives. Furthermore, the Company will, as required, complete the first step of the goodwill transition impairment test by June 30, 2002, which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no further analysis is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the Company must perform step two of the SFAS 142 impairment test, which requires the Company to allocate the implied fair value of the reporting unit to all underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. Any impairment noted must be recorded at the date of adoption restating first quarter results, if necessary. Impairment charges, if any, that result from the

                                AUTONATION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

application of the above test would be recorded as the cumulative effect of a change in accounting principle in the first quarter of the year ending December 31, 2002.

         The Company will not be able to determine the ultimate impact of SFAS 142 on its Consolidated Financial Statements until such time as the Company applies its provisions and there can be no assurance that the application of SFAS 142 will not result in a material impairment charge.

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of", and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB30"). SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

CONSOLIDATED RESULTS OF OPERATIONS

         For the three months ended March 31, 2002 and 2001, the Company had net income of $91.7 million and $59.9 million, respectively, and diluted earnings per share of $.28 and $.17, respectively.

REPORTED OPERATING DATA

        Historical operating results include the results of acquired businesses from the date of acquisition for acquisitions accounted for under the purchase method of accounting. The following table sets forth: (1)the components of total revenue; (2)the components of gross margin; (3) selling, general and administrative expenses; (4) store performance; (5) retail vehicle unit sales; and (6) gross margin per vehicle retailed:


                                                                              Three Months Ended March 31,
                                                           --------------------------------------------------------------------
($ in millions, except per vehicle data)                      2002                  2001            $ Variance       % Variance
                                                           ----------            ---------          ----------       ----------
Revenue:
    New vehicle.......................                     $ 2,813.1             $ 2,867.7          $   (54.6)          (1.9)
    Used vehicle......................                         947.0                 977.1              (30.1)          (3.1)
    Parts and service.................                         611.9                 601.5               10.4            1.7
    Finance and insurance.............                         121.1                 111.5                9.6            8.6
    Other.............................                         257.6                 329.8              (72.2)         (21.9)
                                                           ---------             ---------          ---------
                                                           $ 4,750.7             $ 4,887.6          $  (136.9)          (2.8)
                                                           =========             =========          =========

Gross margin:
    New vehicle.......................                     $   203.7             $   193.5          $    10.2            5.3
    Used vehicle......................                         108.5                 107.0                1.5            1.4
    Parts and service.................                         264.8                 257.8                7.0            2.7
    Finance and insurance.............                         121.1                 111.5                9.6            8.6
    Other.............................                          23.6                  22.7                0.9            4.0
                                                           ---------             ---------          ---------
                                                               721.7                 692.5               29.2            4.2

S,G&A - Store........................                          513.0                 509.4               (3.6)          (0.7)
                                                           ---------             ---------          ---------
Store performance....................                          208.7                 183.1               25.6           14.0

S,G&A - Corporate....................                           35.1                  40.7                5.6           13.8
Depreciation.........................                           15.7                  15.6               (0.1)
Amortization.........................                            0.6                  20.0               19.4
Loan and lease underwriting
      losses(income), net..............                         (0.2)                  0.6                0.8
Restructuring and impairment
    recoveries, net...................                            --                  (0.8)              (0.8)
Other losses.........................                            0.4                    --               (0.4)
                                                           ---------             ---------          ---------
Operating income.....................                      $   157.1             $   107.0          $    50.1           46.8
                                                           =========             =========          =========

Retail vehicle sales:
    New vehicle.......................                       104,000               109,000             (5,000)          (4.6)
    Used vehicle......................                        63,000                65,000             (2,000)          (3.1)
                                                           ---------             ---------          ---------
                                                             167,000               174,000             (7,000)          (4.0)
                                                           =========             =========          =========

Gross margin per vehicle retailed:

    New...............................                     $   1,959             $   1,775          $     184           10.4
    Used..............................                     $   1,722             $   1,646          $      76            4.6
    Finance and insurance.............                     $     725             $     641          $      84           13.1


         The following table sets forth: (1) revenue mix percentages; (2) operating items as a percentage of revenue; and (3) other operating items as a percentage of total gross margin.


                                                                         Three Months Ended March 31,
                                                                  ----------------------------------------
                                                                   % 2002                          % 2001
                                                                  --------                         -------
Revenue mix percentages:
      New vehicle........................                             59.2                            58.7
      Used vehicle.......................                             19.9                            20.0
      Parts and service..................                             12.9                            12.3
      Finance and insurance..............                              2.6                             2.3
      Other..............................                              5.4                             6.7
                                                                  --------                         -------
                                                                     100.0                           100.0
                                                                  ========                         =======
Operating items as a percentage of revenue:
    Gross margin:
      New vehicle........................                              7.2                             6.7
      Used vehicle.......................                             11.5                            11.0
      Parts and service..................                             43.3                            42.9
      Finance and insurance..............                            100.0                           100.0
      Other..............................                              9.2                             6.9
           Total.........................                             15.2                            14.2
      S,G&A - Store......................                             10.8                            10.4
      Store performance..................                              4.4                             3.7
      S,G&A - Corporate..................                              0.7                             0.8
      Operating income...................                              3.3                             2.2
      Net income.........................                              1.9                             1.2

Other operating items as a percentage of total gross margin:
      S,G&A - Store......................                             71.1                            73.6
      Store performance..................                             28.9                            26.4
      S,G&A - Corporate..................                              4.9                             5.9
      Total S,G&A........................                             75.9                            79.4
      Operating income...................                             21.8                            15.5




                                                                           Three Months Ended March 31,
                                                           -----------------------------------------------------------------
           Floorplan Assistance and Expense                   2002                   %                2001              %
           --------------------------------                ----------              ----             ---------          -----
    New vehicle gross margin, before floorplan.            $   192.5                6.8             $   201.2           7.0
    Floorplan assistance.......................                 29.4                1.0                  37.9           1.3
    Floorplan interest expense.................                (18.2)              (0.6)                (45.6)         (1.6)
                                                           ---------                                ---------

       New vehicle gross margin, as presented..            $   203.7                7.2             $   193.5           6.7
                                                           =========                                =========



         New vehicle revenue decreased 1.9% to $2.8 billion for the three months ended March 31, 2002 due to a decrease in volume of 4.6% partially offset by an increase in average revenue per unit of 2.7%. On a same store basis, new vehicle revenue decreased 2.0%.

         New vehicle gross margin reflects the net results of the sales price from the sale of a vehicle less the cost of acquisition, including vehicle net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers). Despite a decrease in volume in 2002, new vehicle gross margin increased 5.3% to $203.7 million for the three months ended March 31, 2002. The increase was primarily the result of lower inventory carrying costs for the three months ended March 31, 2002 compared to the same period in 2001 due to lower interest rates and reduced inventory levels. Interest rates declined significantly in the latter part of 2001 and may increase in the latter part of 2002. As a result, the Company does not expect to realize the same level of benefit from lower inventory carrying costs through the remainder of 2002. On a same store basis, new vehicle gross margin increased 4.2%.

         Used vehicle revenue decreased 3.1% to $947.0 million during the three months ended March 31, 2002 driven by a decrease in volume. On a same store basis, used vehicle revenue decreased by 2.9% attributable to a decrease in volume of 1.6% and lower average revenue per unit of 1.3% reflecting a shift in mix to lower cost units. Despite a softer used vehicle market, used vehicle gross margin as a percentage of revenue improved 50 basis points to 11.5% for the three months ended March 31, 2002. On a same store basis, gross margin as a percent of revenue increased 30 basis points to 11.4%.

         Parts and service revenue increased 1.7% to $611.9 million during the three months ended March 31, 2002. On a same store basis, parts and service revenue increased 2.1%. Parts and service gross margin increased 2.7% to $264.8 million for the three months ended March 31, 2002. On a same store basis, parts and service gross margin increased 3.0%. As a percentage of revenue, parts and service gross margin increased 40 basis points for the three months ended March 31, 2002 as a result of the Company's continuing focus on initiatives to implement a pricing strategy, a team-based process and a comprehensive parts and service marketing plan.

         Finance and insurance revenue and gross margin increased 8.6% to $121.1 million for the three months ended March 31, 2002. On a same store basis, finance and insurance revenue and gross margin increased 10.1%. Finance and insurance gross margin per vehicle retailed increased 13.1% to $725 for the three months ended March 31, 2002 as compared to the same period in 2001. Increases were primarily due to increased penetration as a result of the continued implementation of a customer-friendly "full disclosure" finance and insurance menu and standardized closing process, and product pricing.

         Other revenue decreased 21.9% to $257.6 million during the three months ended March 31, 2002, primarily due to decreased used car wholesale activity resulting from decreased new and used vehicle volume and the impact of improvement in used inventory management in the three months ended March 31, 2001.

         Store level selling, general and administrative expenses were $513.0 million or 71.1% of total gross margin for the three months ended March 31, 2002, compared to 73.6% for the three months ended March 31, 2001 as the Company continued to focus on cost-cutting initiatives and operational improvements.

         Store performance margin was $208.7 million or as a percentage of total revenue 4.4% for the three months ended March 31, 2002 compared to 3.7% for the three months ended March 31, 2001.

         Corporate selling, general and administrative expenses decreased by $5.6 million or 13.8% during the three months ended March 31, 2002. The decrease is primarily the result of the continued disposal of excess properties.

         Amortization was $.6 million for the three months ended March 31, 2002 as compared to $20.0 million for the three months ended March 31, 2001. The decrease is due to the elimination of goodwill amortization as a result of the adoption of new goodwill accounting rules effective January 1, 2002.

SAME STORE OPERATING DATA

         The following table sets forth: (1) the components of same store revenue; (2) the components of same store gross margin; (3) same store selling, general and administrative expenses; (4) same store performance; (5) retail vehicle same store unit sales; and (6) gross margin per vehicle retailed:


                                                                              Three Months Ended March 31,
                                                           --------------------------------------------------------------------
($ in millions, except per vehicle data)                      2002                  2001            $ Variance      % Variance
                                                           ----------            ---------          ----------      -----------
Revenue:
    New vehicle.........................                   $ 2,751.6             $ 2,808.8           $  (57.2)          (2.0)
    Used vehicle........................                       929.4                 956.9              (27.5)          (2.9)
    Parts and service...................                       600.9                 588.6               12.3            2.1
    Finance and insurance...............                       120.6                 109.5               11.1           10.1
    Other...............................                       298.9                 314.7              (15.8)          (5.0)
                                                           ---------             ---------           --------
                                                           $ 4,701.4             $ 4,778.5           $  (77.1)          (1.6)
                                                           =========             =========           ========
Gross margin:
    New vehicle.........................                   $   197.7             $   189.8           $    7.9            4.2
    Used vehicle........................                       105.6                 106.6               (1.0)          (0.9)
    Parts and service...................                       259.6                 252.0                7.6            3.0
    Finance and insurance...............                       120.6                 109.5               11.1           10.1
    Other...............................                        19.6                  18.9                0.7            3.7
                                                           ---------             ---------           --------
                                                               703.1                 676.8               26.3            3.9

S,G&A - Store..........................                        499.2                 495.7               (3.5)          (0.7)
                                                           ---------             ---------           --------

Store performance......................                    $   203.9             $   181.1           $   22.8           12.6
                                                           =========             =========           ========

Retail vehicle sales:
    New vehicle.........................                     102,000               107,000             (5,000)          (4.7)
    Used vehicle........................                      62,000                63,000             (1,000)          (1.6)
                                                           ---------             ---------           --------
                                                             164,000               170,000             (6,000)          (3.5)
                                                           =========             =========           ========

Gross margin per vehicle retailed:
    New.................................                   $   1,938             $   1,774           $    164            9.2
    Used................................                   $   1,703             $   1,692           $     11            0.7
    Finance and insurance...............                   $     735             $     644           $     91           14.1



         The following table sets forth: (1) same store revenue mix percentages;
(2) same store operating items as a percentage of revenue; and (3) same store other operating items as a percentage of total gross margin:


                                                                         Three Months Ended March 31,
                                                                    --------------------------------------
                                                                    % 2002                          % 2001
                                                                    ------                          ------
Revenue mix percentages:
    New vehicle.........................                              58.5                            58.8
    Used vehicle........................                              19.8                            20.0
    Parts and service...................                              12.8                            12.3
    Finance and insurance...............                               2.6                             2.3
    Other...............................                               6.3                             6.6
                                                                     -----                           -----
                                                                     100.0                           100.0
                                                                     =====                           =====
Operating items as a percentage of revenue:
    Gross margin:
    New vehicle.........................                               7.2                             6.8
    Used vehicle........................                              11.4                            11.1
    Parts and service...................                              43.2                            42.8
    Finance and insurance...............                             100.0                           100.0
    Other...............................                               6.6                             6.0
        Total...........................                              15.0                            14.2
    S,G&A - Store.......................                              10.6                            10.4
    Store performance...................                               4.3                             3.8

Other operating items as a percentage of total gross margin:
    S,G&A - Store.......................                              71.0                            73.2
    Store performance...................                              29.0                            26.8



BUSINESS ACQUISITIONS AND DIVESTITURES

         From 1996 through 1999, the Company aggressively expanded its automotive retail operations through the acquisition of franchised automotive dealerships. Since 1999, the Company has not completed and does not expect to complete acquisitions at the same pace as in the past. Future acquisitions will primarily target single dealerships or dealership groups focused in key existing markets.

         During the three months ended March 31, 2002, the Company acquired eight automotive retail dealerships. The Company paid approximately $122.1 million in cash for these acquisitions. During the three months ended March 31, 2002, the Company also paid approximately $5.6 million in deferred purchase price for certain prior year automotive retail acquisitions.

         In the normal course of business, the Company will periodically divest of dealerships that do not meet certain operational, financial, and strategic criteria. Revenue for the operations disposed and to be disposed, including the Flemington dealership group until its disposition in March 2001, was $55.7 million and $152.0 million during the three months ended March 31, 2002 and 2001, respectively. Operating income for the operations disposed or to be disposed was $.6 million and $.3 million for the three months ended March 31, 2002 and 2001, respectively.

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

         The Company continues to dispose of its closed megastores and other properties, including closed lease properties, through sales to third parties. At March 31, 2002, properties held for sale total $86.4 million of which properties with total asset value of $68.5 million remain to be sold of the total $285.3 million identified as part of the restructure plan. These properties continue to be aggressively marketed. The majority of these properties will be disposed of by the end of 2002.

         The following summarizes the activity in the Company's restructuring and impairment reserves for the three months ended March 31, 2002:

                                                                                           Deductions
                                        Balance              Amounts Charged        ---------------------          Balance
                                   December 31, 2001      (Credited) to Income        Cash       Non-cash      March 31, 2002
                                   -----------------      --------------------      --------     --------      --------------
Asset reserves:
    Asset impairment.......           $      68.4                $     --            $     --     $    (.9)        $  67.5
Accrued liabilities:
    Severance and other
       exit cost...........                    .2                      --                  --           --              .2
                                      -----------                --------            --------     --------         -------
                                      $      68.6                $     --            $     --     $    (.9)        $  67.7
                                      ===========                ========            ========     ========         =======


         The following summarizes the activity in the Company's restructuring and impairment reserves for the three months ended March 31, 2001:

                                                                                           Deductions
                                        Balance              Amounts Charged        ---------------------          Balance
                                   December 31, 2000      (Credited) to Income        Cash       Non-cash      March 31, 2001
                                   -----------------      --------------------      --------     --------      --------------
Asset reserves:
    Asset impairment.......           $     161.4                $   (1.2)           $     --     $  (42.9)        $ 117.3
Accrued liabilities:
    Severance and other
       exit cost...........                   1.2                      .4                 (.4)          --             1.2
                                      -----------                --------            --------     --------         -------
                                      $     162.6                $    (.8)           $    (.4)    $  (42.9)        $ 118.5
                                      ===========                ========            ========     ========         =======


         The net amount credited to income in 2001, primarily consists of net gains on sold properties.

NON-OPERATING INCOME (EXPENSE)

OTHER INTEREST EXPENSE

         Other interest expense for the three months ended March 31, 2002 was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes sold in August 2001. Other interest expense was $11.7 million and $11.0 million for the three months ended March 31, 2002 and 2001, respectively.

INTEREST INCOME

         Interest income was $3.3 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. The increase is primarily due to the result of higher average cash and investment balances in 2002, partially offset by lower interest rates.

INCOME TAXES

         The provision for income taxes from continuing operations was $56.8 million and $37.4 million for the three months ended March 31, 2002 and 2001, respectively. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate. The decrease in the effective tax rate in 2002 primarily reflects the impact of the elimination of goodwill amortization, partially offset by anticipated increases to the Company's state tax rates.

FINANCIAL CONDITION

        At March 31, 2002, the Company had $105.5 million of unrestricted cash and cash equivalents. The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and expires in August 2002 at which time the Company expects to renew the revolving credit facility. The five-year facility provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company's dealerships, and are guaranteed by substantially all of the Company's subsidiaries. As of March 31, 2002, no amounts were drawn on these revolving credit facilities.

         The Company also has $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of the Company's subsidiaries.

        In conjunction with the revolving credit facilities and senior unsecured notes offering, the Company received corporate credit ratings from rating agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings, and certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings. In the event of a downgrade in the Company's credit rating, the Company would continue to have access to the revolving credit facilities, but at higher rates of interest.

         At March 31, 2002, the Company had $151.4 million outstanding under two mortgage facilities with automotive manufacturers' captive finance subsidiaries. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate and is secured by mortgages on certain of the Company's dealerships' real property.

         The Company finances its vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers' captive finance subsidiaries as well as independent financial institutions. As of March 31, 2002, capacity of the facilities was approximately $3.5 billion. The Company finances its used vehicle inventory primarily through cash flow from operations and revolving credit facilities.

         The Company offers its customers various vehicle protection products, such as extended service contracts, vehicle protection and maintenance programs, and insurance products. The products it offers include products that are sold and administered by independent third parties, including the vehicle manufacturers' captive finance subsidiaries. Pursuant to its arrangements with these third-party finance and insurance product providers, the Company either sells the products on a straight commission basis or it sells the product, recognizes commission and assumes some or all of the underwriting risk through reinsurance agreements with its captive insurance subsidiaries. The Company maintains restricted cash and investments in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to its captive insurance subsidiaries.

         During the three months ended March 31, 2002 the Company repurchased
2.8 million shares of its common stock for an aggregate purchase price of $35.9 million. Since 1998 through March 31, 2002, an aggregate of 157.7 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.8 billion, leaving approximately $224.3 million available for share repurchases under the current program authorized by the Company's Board of Directors. While the Company expects to continue repurchasing shares under these programs, the decision to make additional share repurchases will be based on such factors as the market price of its common stock, the potential impact on its capital structure and the expected return on competing uses of capital such as strategic dealership acquisitions and capital investments in the Company's current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to the Company's senior unsecured notes and credit agreements for its two revolving credit facilities.

        On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. In connection with the spin-off of ANC Rental, the Company agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. ("Mitsubishi") and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental's behalf. The Company is also a party to certain agreements with ANC Rental (the "ANC Rental Agreements"), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and the Company have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental's bankruptcy, the Company was called on to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which it provided guarantees. As a result, the Company agreed to assume these real property leases, which expire in 2017, in order to control and attempt to mitigate its exposure relating thereto. In the fourth quarter of 2001, the Company incurred a pre-tax charge of $20.0 million to reflect its assumption of the nine leases with Mitsubishi and certain other costs that it expects to incur as a result of ANC Rental's bankruptcy. The Company continues to guarantee the remaining three leases with Mitsubishi until their expiration in 2017, and the Company remains subject to various other ANC Rental obligations. ANC Rental has been accounted for as a discontinued operation and, accordingly, the Company expects that additional charges recorded by it pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact its reported results from continuing operations.

        The Company has reached an agreement with Mitsubishi pursuant to which its aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Although the Company believes its financial exposure under the agreement will likely decrease significantly in 2002, it could have potential exposure under the agreement for up to five to ten years. The Company's indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. The Company could have potential exposure under the indemnification obligations for approximately five years. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to the Company under the terms of the ANC Rental Agreements may be extinguished or its claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to the Company in connection with payments made by the Company with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that the Company makes to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next three to five years. The Company estimates that, based on its assessment of the risks involved in each matter and excluding the liabilities associated with the $20.0 million charge it incurred in the fourth quarter of 2001, its remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million. However, the exposure is difficult to estimate and the Company cannot assure that its aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above or that it will not be subject to additional claims as a result of ANC Rental's bankruptcy filing, which could have a material adverse effect on the Company's business, financial condition, cash flows and prospects.

       At March 31, 2002 and December 31, 2001, the Company had $855.6 million and $853.8 million, respectively, of net deferred tax liabilities. The Company provides for deferred income taxes in its unaudited condensed consolidated financial statements to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In 1997 and 1999, the Company engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Approximately $680 million of the Company's net deferred tax liabilities relates to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating certain future projected tax deductions. These transactions are currently under review by the Internal Revenue Service. The Company believes that its tax returns appropriately reflect such transactions, and that it has established adequate reserves with respect to any tax liabilities relating to these transactions. However, an unfavorable settlement or adverse resolution of these matters could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

LOAN AND LEASE UNDERWRITING ACTIVITIES

       In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its dealerships, which it determined was not a part of the Company's core automotive retail business. The Company continues to provide automotive loans for its customers through unrelated third party finance sources, which historically had provided more than 95% of the auto loans made to its customers. At March 31, 2002 and December 31, 2001, the Company had finance receivables totaling $145.5 million and $175.7 million, respectively, including investments in securitizations of $66.4 million and $73.8 million, respectively. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected over the next three years. See discussion in Note 10, Finance Underwriting and Asset Securitizations, of the Notes to Unaudited Condensed Consolidated Financial Statements.

CASH FLOWS

       Cash and cash equivalents increased (decreased) by $(22.6) million and $.8 million during the three months ended March 31, 2002 and 2001, respectively. The major components of these changes are discussed below.

CASH FLOWS FROM OPERATING ACTIVITIES

       Cash provided by operating activities was $135.5 million and $134.6 million during the three months ended March 31, 2002 and 2001, respectively.

       Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable, which directly relate to vehicle inventory.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows from investing activities consist primarily of cash used in capital additions, activity from acquisitions and divestitures, activity of installment loan receivables, purchases and sales of investments and other transactions as further described below.

         Capital expenditures were $28.7 million and $24.0 million during the three months ended March 31, 2002 and 2001, respectively.

         Collection of installment loan receivables and other related items totaled $27.2 million and $35.8 million for the three months ended March 31, 2002 and 2001, respectively. Funding from the securitizations of installment loan receivables and proceeds from the securitizations of installment loan receivables totaled $202.5 million and $173.2 million, respectively, for the three months ended March 31, 2001. There was no funding from the securitizations of installment loan receivables or proceeds from the securitizations of installment loans receivables for the three months ended March 31, 2002, as a result of the Company's decision to exit the business of underwriting retail automobile loans in December 2001.

         Cash used in business acquisitions was $127.7 million and $22.0 million for the three months ended March 31, 2002 and 2001, respectively. The increase in cash used in business acquisitions was due to acquisitions of the Chicago-based Laurel dealership group and Hudiburg Chevrolet in Fort Worth, Texas.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities consisted primarily of treasury stock purchases and proceeds from stock option exercises.

         During the three months ended March 31, 2002 and 2001, the Company spent approximately $35.9 million and $98.2 million, respectively, to repurchase shares of common stock under the Company's Board approved share repurchase programs.

         During the three months ended March 31, 2002 and 2001 proceeds from the exercise of stock options were $20.2 million and $0, respectively. Increased activity in 2002 was due to higher market prices for the Company's common stock which resulted in more exercises of stock options outstanding.

LIQUIDITY

         The Company requires cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flows from operations, borrowings under floorplan financings, mortgage notes and credit facilities.

         The Company believes that its funds generated through future operations and availability of borrowings under its floorplan facilities, its revolving credit facilities and mortgage facilities will be sufficient to fund its debt service and working capital requirements, commitments and contingencies and any seasonal operating requirements for the foreseeable future. The Company intends to finance capital expenditures, business acquisitions, and share repurchases through cash flow from operations, its revolving credit facilities, and other financings.

SEASONALITY

         The Company's operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, the Company expects its revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentives programs. Comparisons of the Company's sales and operating results between different quarters within a single year are, therefore, not necessarily indicators of future performance.

FORWARD-LOOKING STATEMENTS

         The Company's business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of its common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by the Company or by its authorized executive officers on the Company's behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends for its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and it sets forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that the Company's forward-looking statements speak only as of the date of this Form 10-Q or when made and the Company undertakes no duty or obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations, plans, intentions and projections reflected in its forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that the Company's shareholders and prospective investors should consider include, but are not limited to, the following:

o The automotive retailing industry is cyclical and is sensitive to changing economic conditions and manufacturer incentive programs; retail sales of new vehicles in the United States during 2002 are expected to decrease as compared to 2001 on a unit basis; significantly lower actual sales levels could materially adversely impact the Company's business.

o ANC Rental Corporation filed for Chapter 11 bankruptcy protection in November 2001. Accordingly, the Company has been called on to perform under certain guarantees with respect to ANC Rental, it may be called on to perform under additional credit enhancements and guarantees in the future, and it may have claims against ANC Rental that may be discharged in bankruptcy, any of which could have a material adverse effect on its business, financial condition, cash flows and prospects.

o The Company has engaged in certain transactions that are under review by the IRS and may have a material adverse effect on its financial condition and cash flows.

o The Company is subject to residual value risk and consumer credit risk in connection with its lease portfolio, consumer credit risk in connection with its finance receivables and related assets and underwriting risk in connection with its reinsurance of warranty and protection products.

o The Company's revolving credit facilities and the indenture relating to its senior unsecured notes contain certain restrictions on the Company's ability to conduct its business.

o The Company's dealerships are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect its dealership operations and, in turn, affect its business, results of operations, financial condition, cash flows and prospects.

o The Company is subject to restrictions imposed by vehicle manufacturers that may adversely impact its business, financial condition, results of operations, cash flows and prospects, including its ability to acquire new dealerships.

o The Company is subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to the Company, could adversely affect its business, operating results and prospects.

o The Company is subject to extensive governmental regulation and if it is found to be in violation of any of these regulations, its business, operating results and prospects could suffer.

o The Company may encounter limitations on its ability to acquire automotive dealerships in key markets on favorable terms or at all, which may materially adversely affect its ability to execute its acquisition strategy.

o New accounting pronouncements on business combinations and goodwill will affect the Company's future earnings.

           Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and to the Company's subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. At March 31, 2002 and December 31, 2001, the Company did not have any derivative instruments outstanding.

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 2001 included in the Company's Annual Report on Form 10-K.

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           In October 2000, the California Department of Motor Vehicles ("California DMV") brought an action against one of the Company's subsidiaries' dealerships for alleged customer fraud as well as several other claims. (This matter was previously discussed in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) In April 2001, the Company settled the California DMV action and a related action by the State of California. In April 2002, the Company reached a final settlement of three civil class action lawsuits (which have been consolidated) relating to this matter. The estimated payment under the settlement of the three civil class actions is expected to be approximately $2.0 million, for which the Company is adequately reserved. Other lawsuits and claims have also been filed or made against the dealership based on the allegations underlying the California DMV case.

         Many of the Company's Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association ("TADA") and new vehicle dealerships in Texas that are members of the TADA. The actions (JETT JONES, ET AL. V. ALFORD CHEVROLET-GEO, ET AL., Case No. 30-96 in the District Court of Marion County, Texas, 115th Judicial District, filed January 25, 1996; PAT MURPHY V. ALFORD CHEVROLET-GEO, ET AL., Case No. 168-96, in the District Court of Marion County, Texas, 115th Judicial District, filed August 23, 1996; and BERT A. ROBINSON, ET AL. V. TEXAS AUTOMOBILE DEALERS ASSOCIATION, ET AL., Civil Action No. 5:97 CV 273 (E.D. Tex.), filed October 3, 1997) allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. (This matter was previously discussed in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001). In April 2002, in the JETT JONES and PAT MURPHY cases (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. The Company intends to appeal this decision.

           The Company intends to vigorously defend itself and assert available defenses with respect to each of the foregoing matters. Further, the Company may have certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on its business, financial condition, results of operations, cash flows and prospects.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                10.16    AutoNation, Inc. Senior Executive Incentive Bonus Plan


         (b) Reports on Form 8-K:

                Form 8-K, dated January 29, 2002, reporting that the Board of Directors of AutoNation, Inc. has appointed Edward S. Lampert and William C. Crowley to the Board.

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

Date: May 3, 2002