Form 10-Q
period 2002-06-30
AUTONATION INC /FL
filed 2002-08-14
CIK 350698

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On August 9, 2002 the registrant had 318,272,546 outstanding shares of common stock, par value $.01 per share.

                                AUTONATION, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets as
              of June 30, 2002 and December 31, 2001........................  3

         Unaudited Consolidated Income Statements
              for the Three and Six Months Ended June 30, 2002 and 2001.....  4

         Unaudited Consolidated Statement of Shareholders'
              Equity for the Six Months Ended June 30, 2002.................  5

         Unaudited Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2002 and 2001...............  6

         Notes to Unaudited Consolidated Financial Statements...............  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................... 22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 36


                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................. 37

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 38

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................... 38

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AUTONATION, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                                                                           JUNE 30,    DECEMBER 31,
                                                                                                             2002          2001
                                                                                                          ----------   ------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .....................................................................      $    100.2    $    128.1
     Receivables, net ..............................................................................           795.1         802.2
     Inventory .....................................................................................         2,507.3       2,178.5
     Other current assets ..........................................................................            97.7          43.7
                                                                                                          ----------    ----------

             Total Current Assets ..................................................................         3,500.3       3,152.5
RESTRICTED ASSETS ..................................................................................           204.4         199.9
PROPERTY AND EQUIPMENT, NET ........................................................................         1,612.8       1,583.3
INTANGIBLE ASSETS, NET .............................................................................         2,954.0       2,865.2
OTHER ASSETS .......................................................................................           232.0         264.5
                                                                                                          ----------    ----------

             Total Assets ..........................................................................      $  8,503.5    $  8,065.4
                                                                                                          ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Floorplan notes payable .......................................................................      $  2,142.3    $  1,900.7
     Accounts payable ..............................................................................           152.4         149.7
     Notes payable and current maturities of
             long-term debt ........................................................................             8.8           7.9
     Other current liabilities .....................................................................           520.0         519.8
                                                                                                          ----------    ----------

             Total Current Liabilities .............................................................         2,823.5       2,578.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES ..........................................................           640.6         647.3
DEFERRED INCOME TAXES ..............................................................................           920.3         853.8
OTHER LIABILITIES ..................................................................................           160.2         158.3
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share;
       5,000,000 shares authorized; none issued ....................................................              --            --
     Common stock, par value $.01 per share;
       1,500,000,000 shares authorized;
       483,051,432 and 476,472,730 shares
       issued including shares held in
       treasury, respectively ......................................................................             4.8           4.8
     Additional paid-in capital ....................................................................         4,757.8       4,674.0
     Retained earnings .............................................................................         1,077.1         881.6
     Accumulated other comprehensive income ........................................................             4.4           1.6
     Treasury stock, at cost; 164,594,709 and
       154,759,709 shares held, respectively .......................................................        (1,885.2)     (1,734.1)
                                                                                                          ----------    ----------

             Total Shareholders' Equity ............................................................         3,958.9       3,827.9
                                                                                                          ----------    ----------

             Total Liabilities and Shareholders' Equity ............................................      $  8,503.5    $  8,065.4
                                                                                                          ==========    ==========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
                    UNAUDITED CONSOLIDATED INCOME STATEMENTS
                      (in millions, except per share data)

                                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                    JUNE 30,                JUNE 30,
                                                                              --------------------    --------------------
                                                                                2002        2001        2002        2001
                                                                              --------    --------    --------    --------
Revenue
          New vehicle .....................................................   $2,980.2    $2,941.2    $5,793.3    $5,808.9
          Used vehicle ....................................................      998.7       972.4     1,945.7     1,949.5
          Parts and service ...............................................      622.6       599.5     1,234.5     1,201.0
          Finance and insurance ...........................................      133.4       122.2       254.5       233.7
          Other ...........................................................      280.7       309.7       538.3       639.5
                                                                              --------    --------    --------    --------
TOTAL REVENUE .............................................................    5,015.6     4,945.0     9,766.3     9,832.6
                                                                              --------    --------    --------    --------

Cost of Operations
          New vehicle .....................................................    2,763.0     2,734.1     5,372.4     5,408.3
          Used vehicle ....................................................      893.5       860.8     1,732.0     1,730.9
          Parts and service ...............................................      349.9       339.2       697.0       682.9
          Other ...........................................................      258.6       287.8       492.6       594.9
                                                                              --------    --------    --------    --------
TOTAL COST OF OPERATIONS ..................................................    4,265.0     4,221.9     8,294.0     8,417.0
                                                                              --------    --------    --------    --------

Gross Margin
          New vehicle .....................................................      217.2       207.1       420.9       400.6
          Used vehicle ....................................................      105.2       111.6       213.7       218.6
          Parts and service ...............................................      272.7       260.3       537.5       518.1
          Finance and insurance ...........................................      133.4       122.2       254.5       233.7
          Other ...........................................................       22.1        21.9        45.7        44.6
                                                                              --------    --------    --------    --------
TOTAL GROSS MARGIN ........................................................      750.6       723.1     1,472.3     1,415.6
                                                                              --------    --------    --------    --------

Selling, general and administrative expenses ..............................      555.6       544.5     1,103.7     1,094.6
Depreciation ..............................................................       16.9        16.4        32.6        32.0
Amortization ..............................................................         .8        20.4         1.4        40.4
Loan and lease underwriting losses (income), net ..........................       (2.7)        7.0        (2.9)        7.6
Restructuring and impairment charges, net .................................        1.2         5.4         1.2         4.6
Other losses (gains) ......................................................         .7       (19.0)        1.1       (19.0)
                                                                              --------    --------    --------    --------

OPERATING INCOME ..........................................................      178.1       148.4       335.2       255.4

Other interest expense ....................................................      (12.1)       (8.4)      (23.7)      (19.4)
Interest income ...........................................................        2.8         2.2         6.0         3.6
Other expense .............................................................        (.7)        (.7)        (.9)        (.8)
                                                                              --------    --------    --------    --------

INCOME BEFORE INCOME TAXES ................................................      168.1       141.5       316.6       238.8
Provision for income taxes ................................................       64.3        55.2       121.1        92.6
                                                                              --------    --------    --------    --------

NET INCOME ................................................................   $  103.8    $   86.3    $  195.5    $  146.2
                                                                              ========    ========    ========    ========

BASIC EARNINGS PER SHARE:
          Net income ......................................................   $    .32    $    .26    $    .61    $    .43
                                                                              ========    ========    ========    ========

          Weighted average common shares outstanding ......................      320.5       334.7       321.0       339.3
                                                                              ========    ========    ========    ========

DILUTED EARNINGS PER SHARE:
          Net income ......................................................   $    .32    $    .26    $    .60    $    .43
                                                                              ========    ========    ========    ========

          Weighted average common shares outstanding ......................      328.8       337.0       327.4       340.7
                                                                              ========    ========    ========    ========


        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (in millions)

                                                                                        ACCUMULATED
                                                            ADDITIONAL                     OTHER
                                                 COMMON      PAID-IN        RETAINED   COMPREHENSIVE  TREASURY
                                                 STOCK       CAPITAL        EARNINGS      INCOME        STOCK           TOTAL
                                                 ------     ----------      --------   -------------  ---------        --------
BALANCE AT DECEMBER 31, 2001 ..............       $4.8       $4,674.0       $  881.6       $1.6       $(1,734.1)       $3,827.9
        Purchases of treasury stock .......        --            --             --          --           (151.1)         (151.1)
        Exercise of stock options .........        --            74.7           --          --             --              74.7
        Income tax benefit on stock options
           exercised ......................        --             9.0           --          --             --               9.0
        Other comprehensive income ........        --            --             --          2.8            --               2.8
        Other .............................        --              .1           --          --             --                .1
        Net income ........................        --            --            195.5        --             --             195.5
                                                  ----       --------       --------       ----       ---------        --------

BALANCE AT JUNE 30, 2002 ..................       $4.8       $4,757.8       $1,077.1       $4.4       $(1,885.2)       $3,958.9
                                                  ====       ========       ========       ====       =========        ========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -----------------------
                                                                              2002           2001
                                                                            --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income ......................................................      $  195.5       $  146.2
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation ................................................          32.6           32.0
         Amortization ................................................           1.4           40.4
         Amortization of debt issue costs and discounts ..............           2.4             .7
         Deferred income tax provision ...............................           6.1            9.3
         Non-cash restructuring and impairment charges, net ..........           1.2            4.6
         Non-cash loan and lease underwriting losses .................            --            4.1
         Other (gains)losses .........................................           1.1          (19.0)
         Gain on sale of marketable securities, net ..................           (.2)           (.2)
         Other .......................................................            .1           (2.3)
         Changes in assets and liabilities, net of effects
               from business combinations and divestitures:
                    Receivables ......................................          (8.0)          40.5
                    Inventory ........................................        (278.9)         268.9
                    Other assets .....................................           6.7           (7.1)
                    Floorplan notes payable ..........................         207.5         (298.9)
                    Accounts payable .................................           2.6            (.2)
                    Other liabilities ................................          10.3          (30.6)
                                                                            --------       --------
                                                                               180.4          188.4
                                                                            --------       --------
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:
     Purchases of property and equipment excluding property
         operating lease buy-outs ....................................         (60.0)         (52.8)
     Property operating lease buy-outs ...............................          (5.4)            --
     Proceeds from sale of property and equipment ....................          10.3           18.1
     Proceeds from disposal of assets held for sale ..................          12.7           31.8
     Cash used in business acquisitions, net of cash acquired ........        (131.6)         (33.2)
     Cash received from business divestitures ........................           1.6           61.2
     Collections of installment loan receivables
         and other related items .....................................          51.9           77.3
     Funding of installment loan receivables .........................            --         (391.8)
     Proceeds from securitizations of installment loan
         receivables .................................................            --          343.6
     Sales of marketable securities ..................................            --             .5
     Net change in restricted cash ...................................          (2.1)         (20.3)
     Purchases of restricted investments .............................         (49.2)            --
     Sales of restricted investments .................................          49.4             --
     Other ...........................................................          (1.8)           3.3
                                                                            --------       --------
                                                                              (124.2)          37.7
                                                                            --------       --------
CASH USED IN FINANCING ACTIVITIES:
     Net payments under revolving credit facilities ..................            --         (219.0)
     Purchases of treasury stock .....................................        (151.1)        (129.2)
     Proceeds from other debt ........................................            --          116.7
     Payments of notes payable and long-term debt ....................          (5.6)         (51.1)
     Exercises of stock options ......................................          74.7             .4
     Other ...........................................................            .1             --
                                                                            --------       --------
                                                                               (81.9)        (282.2)
                                                                            --------       --------

CASH USED IN CONTINUING OPERATIONS ...................................         (25.7)         (56.1)

CASH USED IN DISCONTINUED OPERATIONS .................................          (2.2)            --
                                                                            --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS ................................         (27.9)         (56.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................         128.1           84.6
                                                                            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................      $  100.2       $   28.5
                                                                            ========       ========

        The accompanying notes are an integral part of these statements.

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements include the accounts of AutoNation, Inc. and its subsidiaries (the "Company"). All of the Company's automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. However, independent third parties have minority ownership interests in certain of our non-dealership subsidiaries. The total amount of minority ownership interest is not material to the Company's financial position, results of operations, or cash flows. The Company operates in a single industry segment, automotive retailing. All intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations for the periods presented.

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

REVENUE RECOGNITION

         Revenue consists of sales of new and used vehicles and related finance and insurance ("F&I") products, sales from parts and service and sales of other products. The Company recognizes revenue in the period in which products are sold or services are provided. The Company recognizes vehicle revenue when a sales contract has been executed and the vehicle has been delivered. Rebates and holdbacks received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later. Revenue on finance products represents fees earned by the Company for loans and leases placed with financial institutions in connection with customer vehicle purchases financed and is recognized upon acceptance of customer credit by the financial institution. The Company sells and receives commission on the following types of insurance and other products: extended warranties, guaranteed auto protection ("GAP"--covers shortfall between loan balance and insurance payoff), credit insurance, lease "wear and tear" insurance, and theft protection products. Commission revenue on warranty and insurance products sold in connection with vehicle sales is recognized upon sale. An estimated liability for chargebacks against revenue recognized from sales of F&I products is established during the period in which the related revenue is recognized. Chargeback liabilities were $60.2 million and $55.5 million at June 30, 2002 and December 31, 2001, respectively. The Company may reinsure through its captive insurance subsidiaries some or all of the underwriting risk related to extended warranty and credit insurance products sold and administered by certain independent third parties. Revenue and related direct costs from these reinsurance transactions are deferred and recognized over the life of the policies. For installment loans and leases that in the past had been underwritten by the Company and not securitized, revenue from retail financing and certain loan underwriting costs are recognized over the term of the contract using the interest method. As further discussed in Note 12, Finance Underwriting and Asset Securitizations, as of December 2001, the Company has exited the auto loan underwriting business.

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

ADVERTISING

         The Company expenses the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers' program, which is typically after the Company has incurred the corresponding advertising expenses. Advertising allowances were $18.0 million and $15.7 million for the three months ended June 30, 2002 and 2001, respectively. Advertising allowances were $34.8 million and $30.6 million for the six months ended June 30, 2002 and 2001, respectively.

2. RECEIVABLES, NET

         The components of receivables, net of allowance for doubtful accounts, are as follows:

                                                                   June 30,      December 31,
                                                                     2002            2001
                                                                   --------      ------------
Contracts in transit and vehicle receivables ...............       $ 408.7         $ 414.9
Finance receivables ........................................         120.1           175.7
Trade receivables ..........................................         110.8           104.0
Manufacturer receivables ...................................         151.8           130.1
Other ......................................................         107.4           128.7
                                                                   -------         -------
                                                                     898.8           953.4
Less: Allowance for doubtful accounts ......................         (29.1)          (42.7)
      Finance receivables - long term ......................         (74.6)         (108.5)
                                                                   -------         -------

      Receivables, net .....................................       $ 795.1         $ 802.2
                                                                   =======         =======

         Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company's customers through sources arranged by the Company.

         The long-term portion of finance receivables are classified as Other Assets in the accompanying Unaudited Consolidated Balance Sheets. For more information on Finance Receivables, see Note 12, Finance Underwriting and Asset Securitizations.

3. INVENTORY AND FLOORPLAN NOTES PAYABLE

         Inventory consists of the following:

                                                June 30,      December 31,
                                                  2002            2001
                                                --------      ------------
New vehicles ...........................        $2,008.4        $1,757.5
Used vehicles ..........................           348.1           273.5
Parts, accessories and other ...........           150.8           147.5
                                                --------        --------
                                                $2,507.3        $2,178.5
                                                ========        ========

         The Company finances new vehicle inventory through secured floorplan facilities at a LIBOR-based rate of interest primarily with manufacturers' captive finance subsidiaries, as well as independent financial institutions. At June 30, 2002 and December 31, 2001, floorplan notes payable were $2.1 billion and $1.9 billion, respectively. As of June 30, 2002, aggregate capacity under the floorplan credit facilities was approximately $3.5 billion.

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         Floorplan interest expense is recognized as incurred. Floorplan assistance is a non-refundable credit from the manufacturer that is recognized when it is earned in accordance with the respective manufacturers' programs. A summary of the Company's floorplan interest expense and floorplan assistance from manufacturers for new vehicles, both components of Cost of Operations in the accompanying Unaudited Consolidated Income Statements, is as follows:

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                        ---------------------         ---------------------
                                                         2002           2001           2002           2001
                                                        ------         ------         ------         ------
Floorplan assistance ...........................        $ 33.5         $ 36.7         $ 63.0         $ 74.6
Floorplan interest expense .....................         (18.5)         (34.9)         (36.7)         (80.4)
                                                        ------         ------         ------         ------
                                                        $ 15.0         $  1.8         $ 26.3         $ (5.8)
                                                        ======         ======         ======         ======

4. RESTRICTED ASSETS AND REINSURANCE

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


         A summary of restricted assets is as follows:

                                                                  June 30,    December 31,
                                                                    2002          2001
                                                                  --------    ------------

         Restricted cash ..................................        $ 47.4        $ 43.7
         Restricted investments ...........................         157.0         156.2
                                                                   ------        ------
                                                                   $204.4        $199.9
                                                                   ======        ======


         At June 30, 2002 and December 31, 2001, current unearned premiums and loss reserves related to the Company's reinsurance programs are included in Other Current Liabilities and long-term unearned premiums and loss reserves are included in Other Liabilities in the Unaudited Consolidated Balance Sheets as follows:

                                                                  June 30,    December 31,
                                                                     2002         2001
                                                                  --------    ------------
         REINSURANCE RESERVES
         Unearned premiums - current portion ..............        $ 66.1        $ 76.4
         Unearned premiums - long-term portion ............          86.6          91.2
                                                                   ------        ------
                  Total unearned premiums .................        $152.7        $167.6
                                                                   ======        ======

         Loss reserves - current portion ..................        $ 16.5        $ 13.0
         Loss reserves - long-term portion ................           2.1           3.1
                                                                   ------        ------
                  Total loss reserves .....................        $ 18.6        $ 16.1
                                                                   ======        ======

5. INTANGIBLE ASSETS

         Intangible assets, net, consist of the following:

                                                                 June 30,     December 31,
                                                                   2002           2001
                                                                 --------     ------------
         Goodwill .........................................      $3,100.2       $3,086.1
         Franchise rights - indefinite-lived ..............         110.9           35.4
         Other intangibles ................................          14.5           18.8
                                                                 --------       --------
                                                                  3,225.6        3,140.3
         Less: accumulated amortization ...................        (271.6)        (275.1)
                                                                 --------       --------
                                                                 $2,954.0       $2,865.2
                                                                 ========       ========

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company's principal identifiable intangible assets are franchise agreements with vehicle manufacturers. These franchise agreements have indefinite lives.

         Effective January 1, 2002, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized primarily over forty years on a straight-line basis until December 31, 2001. Effective January 1, 2002, such amortization ceased. Other intangibles continue to be amortized primarily over three to fifteen years.

         Pro forma net income and earnings per share for the three and six months ended June 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

                                                      Three Months       Six Months
                                                          Ended            Ended
                                                      June 30, 2001    June 30, 2001
                                                      -------------    -------------
Reported net income ............................        $    86.3        $   146.2
Add: goodwill amortization, net of tax .........             14.4             28.9
                                                        ---------        ---------

Pro forma net income ...........................        $   100.7        $   175.1
                                                        =========        =========

Reported earnings per share:
       Basic ...................................        $     .26        $     .43
                                                        =========        =========
       Diluted .................................        $     .26        $     .43
                                                        =========        =========

Pro forma earnings per share
       Basic ...................................        $     .30        $     .52
                                                        =========        =========
       Diluted .................................        $     .30        $     .51
                                                        =========        =========

         As required by SFAS 142, the Company has completed impairment tests as of January 1, 2002 and June 30, 2002 for goodwill and intangibles with indefinite lives. These tests include determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually or when events or circumstances indicate that impairment may have occurred.

6.  NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consist of the following:

                                                                   June 30,       December 31,
                                                                     2002              2001
                                                                  ---------       ------------
Revolving credit facilities ..............................        $      --         $      --
Senior unsecured notes, net of unamortized discount
    of $5.2 million and $5.5 million, respectively .......            444.8             444.5
Mortgage facilities ......................................            149.7             153.4
Other debt ...............................................             54.9              57.3
                                                                  ---------         ---------
                                                                      649.4             655.2
Less: current portion ....................................             (8.8)             (7.9)
                                                                  ---------         ---------

Long-term debt, net of current maturities ................        $   640.6         $   647.3
                                                                  =========         =========

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate, and was renewed in August 2002 for another 364-day term to August 2003. The five-year facility, which expires in August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company's dealerships, and are guaranteed by substantially all of the Company's subsidiaries. As of June 30, 2002, no amounts were drawn on these revolving credit facilities.

         The Company also has $450.0 million of 9.0% senior unsecured notes due August 1, 2008 that were issued in August 2001 at a price of 98.731% of face value. The senior unsecured notes are guaranteed by substantially all of the Company's subsidiaries.

         Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

         At June 30, 2002, the Company had $149.7 million outstanding under two mortgage facilities with automotive manufacturers' captive finance subsidiaries entered into in 2001. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate and is secured by mortgages on certain of the Company's dealerships' real property.

         The Company's revolving credit facilities and the indenture for the Company's senior unsecured notes contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage, and maximum balance sheet leverage. Over the life of the credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage and minimum interest coverage covenants. At June 30, 2002, the Company was in compliance with the requirements of all applicable covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facility or mortgage facility and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenant, it could be limited in incurring certain additional indebtedness. The Company's revolving credit facilities, the indenture for the Company's senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company.

         In the event of a downgrade in the Company's credit ratings, none of the covenants described above would be impacted. The interest rates charged under the revolving credit facilities are impacted by the credit ratings of those facilities.

         During 2000, the Company entered into a sale-leaseback transaction with an unaffiliated third party involving its corporate headquarters facility that resulted in net proceeds of approximately $52.1 million. This transaction was accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The $18.2 million gain on this transaction has been deferred and will be recognized subsequent to the ten-year lease term. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

7. SHAREHOLDERS' EQUITY

         During the six months ended June 30, 2002, the Company repurchased 9.8 million shares of its common stock for an aggregate purchase price of $151.1 million. From 1998 through June 30, 2002, an aggregate of 164.8 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.9 billion, leaving approximately $109.2 million available for share repurchases under the current program authorized by the Company's Board of Directors.

         Proceeds from exercises of stock options were $74.7 million and $.4 million for the six months ended June 30, 2002 and 2001, respectively.

8. INCOME TAXES

         Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

         Deferred income tax liability and asset components are as follows:

                                                                   June 30,      December 31,
                                                                     2002             2001
                                                                  ---------      ------------
Deferred income tax liabilities:

       Book Basis in Assets Over Tax Basis:
         Long-lived assets ...............................        $   302.6         $   289.3
         Other items .....................................             58.3              63.7
                                                                  ---------         ---------
                                                                      360.9             353.0

       Items deducted for tax, not for book
         (primarily accelerated future expenses) .........            678.6             688.5

Deferred income tax assets:

       Accruals not currently deductible:
         Restructuring charges ...........................            (54.3)            (61.0)
         Loan and lease items ............................            (68.4)            (65.6)
         Inventory and receivable reserves ...............            (27.1)            (32.0)
         Warranty, chargeback and self-insurance
           reserves ......................................            (41.1)            (37.5)
         Other accruals ..................................            (94.8)            (97.7)
                                                                  ---------         ---------
                                                                     (285.7)           (293.8)

       Net operating losses ..............................             (2.5)             (2.9)

       Valuation allowances ..............................            109.0             109.0
                                                                  ---------         ---------

Net deferred income tax liabilities ......................        $   860.3         $   853.8
                                                                  =========         =========

         At June 30, 2002, net current deferred income tax assets of $60.0 million and net long-term deferred income tax liabilities of $920.3 million are classified as Other Current Assets and Deferred Income Taxes, respectively, in the accompanying Unaudited Consolidated Balance Sheet.

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         In 1997 and 1999, the Company engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Approximately $680 million of the Company's net deferred income tax liabilities totaling $860.3 million at June 30, 2002 relates to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating projected tax deductions relating to employee health and welfare benefits to which the Company would have been entitled upon providing such benefits in the future, and which deductions it is currently foregoing. These transactions are currently under review by the Internal Revenue Service, and the Company is engaged in ongoing discussions with the Internal Revenue Service regarding the tax treatment of these transactions. The Company believes that its tax returns appropriately reflect such transactions, and that it has established adequate reserves with respect to any tax liabilities relating to these transactions. However, an unfavorable settlement or adverse resolution of these matters could have a material adverse effect on the Company's cash flows, results of operations and financial condition.

9. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted-average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options.

         The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

                                                                               Three Months Ended             Six Months Ended
                                                                                    June 30,                      June 30,
                                                                             ----------------------        ----------------------
                                                                               2002           2001           2002           2001
                                                                             -------        -------        -------        -------
Weighted-average common shares outstanding used to
  calculate basic earnings per share................................           320.5          334.7          321.0          339.3
Effect of dilutive options .........................................             8.3            2.3            6.4            1.4
                                                                             -------        -------        -------        -------
Weighted-average common and common equivalent shares used to
  calculate diluted earnings per share..............................           328.8          337.0          327.4          340.7
                                                                             =======        =======        =======        =======

         At June 30, 2002 and 2001, the Company had approximately 49.6 million and 54.4 million stock options outstanding, respectively, of which 9.9 million and 43.4 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

         In August 2002, 5.9 million stock options were granted to key employees, in accordance with the Company's stock option plans.

10. COMPREHENSIVE INCOME

         Comprehensive income (loss) is as follows:

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                         June 30,
                                                                  ----------------------         ----------------------
                                                                    2002           2001            2002           2001
                                                                  -------        -------         -------        -------
Net income ...............................................        $ 103.8        $  86.3         $ 195.5        $ 146.2
Other comprehensive income (loss) ........................            3.7            (.2)            2.8            (.8)
                                                                  -------        -------         -------        -------
Comprehensive income .....................................        $ 107.5        $  86.1         $ 198.3        $ 145.4
                                                                  =======        =======         =======        =======

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

11. BUSINESS ACQUISITIONS AND DIVESTITURES

         During the six months ended June 30, 2002, the Company acquired eight automotive retail franchises. During the six months ended June 30, 2001, the Company acquired one automotive franchise. The Company paid approximately $125.0 million and $27.0 million, respectively, in cash for these acquisitions. Businesses acquired through June 30, 2002 were accounted for under the purchase method of accounting and are included in the unaudited consolidated financial statements from the date of acquisition. During the six months ended June 30, 2002 and 2001, the Company also paid approximately $6.6 million and $6.2 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

         Purchase price allocations for 2002 are subject to final adjustment due to their recent closing dates. Preliminary purchase price allocations for business combinations during the six months ended June 30 are as follows:

                                                                    2002            2001
                                                                  --------        --------
Property and equipment ...................................        $   29.0        $   20.9
Goodwill .................................................            11.7             7.1
Franchise rights -- indefinite-lived .....................            75.5              --
Other intangibles subject to amortization ................              .5              --
Working capital ..........................................             8.1           (12.4)
Debt assumed .............................................              --            11.1
Other assets .............................................              .2              .3
                                                                  --------        --------
Cash used in acquisitions, net of cash acquired ..........        $  125.0        $   27.0
                                                                  ========        ========

         The Company's unaudited pro forma consolidated results of operations, assuming acquisitions accounted for under the purchase method of accounting had occurred at January 1, 2001, are as follows for the six months ended June 30:

                                                        2002              2001
                                                     ----------        ----------
         Revenue ............................        $  9,845.3        $ 10,094.8
         Net income .........................        $    197.9        $    151.4
         Diluted earnings per share .........        $      .60        $      .44

         The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

         During the six months ended June 30, 2002 and 2001, the Company received $1.6 million and $61.2 million, respectively, of cash from the divestiture of certain automotive dealerships.

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

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         Through 2001, the Company sold installment loan finance receivables in securitization transactions through unrelated financial institutions. When the Company sold receivables in these securitization transactions, it retained interest-only strips, one or more subordinated tranches, servicing rights, and cash reserve accounts, all of which were classified as investments in securitizations. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected over the next three years. Finance receivables due within one year totaling $45.5 million and $67.2 million at June 30, 2002 and December 31, 2001, respectively, are classified as Receivables, Net in the accompanying Unaudited Consolidated Balance Sheets. Finance receivables due after one year totaling $74.6 million and $108.5 million at June 30, 2002 and December 31, 2001, respectively, are classified as Other Assets in the accompanying Unaudited Consolidated Balance Sheets.

         Finance receivables consist of the following:

                                                               June 30,        December 31,
                                                                 2002              2001
                                                               ----------       ------------
         Finance leases ..................................     $     12.8        $     34.2
         Installment loans ...............................           50.6              67.7
         Investments in securitizations ..................           56.7              73.8
                                                               ----------        ----------
         Total finance receivables .......................     $    120.1        $    175.7
                                                               ==========        ==========

         Interest-only strips, which represent the present value of the estimated future residual cash flows from securitized receivables, are carried at fair value. Certain of the Company's interest-only strips are marked to fair value with unrealized gains or losses recorded directly to income. Other of the Company's interest-only strips are marked to fair value with unrealized gains and losses recorded through other comprehensive income, unless an other than temporary impairment occurs in the valuation of the interest-only strip in which case the impairment is recorded directly to income. The Company estimates fair value utilizing valuation models based on the present value of future expected cash flows which use the Company's best estimate and historical experience of key assumptions, including credit losses, voluntary prepayment speeds, and discount rates commensurate with the risks involved.

         Until December 2001, the Company securitized installment loan receivables through the issuance of asset-backed notes through non-consolidated qualified special purpose entities under a shelf registration statement. The Company provides credit enhancements related to these notes in the form of a 1% over-collateralization, a reserve fund and a third party surety bond. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. The Company in turn has a sub-servicing arrangement with a third party. Included in Other Current Liabilities and Other Liabilities in the accompanying Unaudited Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 is the current portion of the net servicing liability of $4.1 million and $3.0 million, respectively, and the long-term portion of the net servicing liability of $9.9 million and $12.4 million, respectively, relating to these arrangements. The servicing liability relates to loans that have been sold and continue to be serviced by the Company. The servicing liability is the present value, discounted at 7.4%, of the estimated excess of future sub-servicing costs over the future estimated servicing income. Substantially all of the beneficial interests in the debt of the qualified special purpose entities are held by unrelated third parties. The investors and the securitization trusts have no recourse to the Company's assets for failure of debtors to pay when due, except to the extent of the Company's remaining investments in securitizations.

         During the three and six months ended June 30, 2001, the Company recognized a pre-tax gain on the securitization of installment loan receivables of $2.8 million and $6.0 million, respectively, which has been included in Loan and Lease Underwriting Losses (Income), Net in the Unaudited Consolidated Income Statements.

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         At June 30, 2002, included in investments in securitizations are interest-only strips valued at $38.7 million and cash reserve accounts valued at $18.0 million, which have an aggregate weighted-average life of 1.09 years. The sensitivity of the current fair value of the investments in securitizations at June 30, 2002 to immediate 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in the indicated fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the investments in securitizations is calculated independently from any change in the other assumptions. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the disclosed estimated fair values should not be considered indicative of future earnings on these assets. The current rate assumptions below reflect the expected performance of the total loans securitized as of June 30, 2002.

                                                                                      $ Effect on Investments in Securitizations of
                                                                                      ---------------------------------------------
                                                                         Current             10% Change          20% Change
Description                                                          Rate Assumption        In Assumption       In Assumption
-----------                                                          ---------------        -------------       -------------
Voluntary  prepayment speed (ABS) ................................         1.50%               $   2.7             $   4.9
Expected credit losses (annual rate, excluding accrued
    interest) ....................................................         2.96%               $   3.8             $   7.7
Discount rate on residual cash flows (annual rate) ...............         9.15%               $   0.8             $   1.6

         As of June 30, 2002 and 2001, the Company had expected static pool credit losses on its total serviced installment loan portfolio of 3.72% and 2.87%, respectively, (3.42% and 2.57%, respectively, excluding accrued interest). As of December 31, 2001, the amount was 3.89% (3.58% excluding accrued interest). Static pool credit losses represent estimated lifetime losses as a percentage of total amounts underwritten.

         The following summarizes information about total serviced installment loans and delinquencies and net credit losses:

                                                          June 30, 2002                               December 31, 2001
                                           -------------------------------------------  --------------------------------------------
                                           Total Principal   Principal Amount of Loans  Total Principal   Principal Amount of Loans
                                           Amount of Loans   60 Days or More Past Due   Amount of Loans   60 Days or More Past Due
                                           ---------------   -------------------------  ----------------  -------------------------
Loans securitized ........................     $  980.4              $   10.4               $1,275.9               $   12.3
Loans retained on balance sheet ..........         50.6                   3.3                   67.7                    5.5
                                               --------              --------               --------               --------
Total loans serviced .....................     $1,031.0              $   13.7               $1,343.6               $   17.8
                                               ========              ========               ========               ========

         Net credit losses are charge-offs less recoveries and are based on total installment loans serviced. Net credit losses, including accrued interest, during the three and six months ended June 30, 2002 totaled $5.2 million and $14.1 million, respectively. Net credit losses, including accrued interest, during the three and six months ended June 30, 2001 totaled $6.7 million and $15.5 million, respectively.

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

13.  RESTRUCTURING ACTIVITIES AND IMPAIRMENT CHARGES

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of two major components: (1) exiting the used vehicle megastore business and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999, of which $416.4 million appears as Restructuring and Impairment Charges (Recoveries), Net in the Company's 1999 Consolidated Income Statement. These pre-tax charges include $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consists of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments. Of the $443.7 million restructuring reserve recorded, $10.8 million of severance was paid in 1999 and $53.7 million of asset impairments and write-offs were recorded during the fourth quarter of 1999. Asset reserve amounts are treated as a direct reduction of the carrying amounts of related assets.

         The Company continues to dispose of its closed megastores and other properties, including closed lease properties, through sales to third parties. At June 30, 2002, properties held for sale are $79.2 million, including properties with total asset value of $68.5 million remaining to be sold of the total $285.3 million identified as part of the restructuring plan. These properties continue to be aggressively marketed. The Company expects that the majority of these remaining properties will be disposed of by the end of 2002. The following table summarizes activity and the remaining number of properties identified in the restructuring plan:

                                                                        Megastore &
                                                                           Other         Non-core
                                                                         Properties     Dealerships       Total
                                                                        -----------     -----------      -------
Total, December 31, 1999 .........................................             64              14             78

Properties sold ..................................................            (30)             (6)           (36)
Properties placed back into service ..............................             (3)             (5)            (8)
                                                                          -------         -------        -------

Total, December 31, 2000 .........................................             31               3             34

Properties sold ..................................................            (16)             (2)           (18)
Properties placed back into service ..............................             (1)             --             (1)
                                                                          -------         -------        -------

Total, December 31, 2001 .........................................             14               1             15
Properties sold/placed back into service .........................             --              --             --
                                                                          -------         -------        -------

Total, June 30, 2002 .............................................             14               1             15
                                                                          =======         =======        =======

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         The following summarizes the activity in the Company's restructuring and impairment reserves for the six months ended June 30, 2002:

                                                                              Deductions
                                        Balance       Amounts Charged   ----------------------       Balance
                                   December 31, 2001     to Income       Cash         Non-cash    June 30, 2002
                                   -----------------  ---------------   ------        --------    -------------
Asset reserves:
    Asset impairment ............        $ 68.4           $  1.2        $   --         $  (.9)        $ 68.7
Accrued liabilities:
    Severance and other
      exit costs ................            .2               --            --             --             .2
                                         ------           ------        ------         ------         ------
                                         $ 68.6           $  1.2        $   --         $  (.9)        $ 68.9
                                         ======           ======        ======         ======         ======

         During the six months ended June 30, 2002, amounts charged to income include an additional impairment charge of $1.2 million based on the re-evaluation of the fair value of a certain property held for sale.

         The following summarizes the activity in the Company's restructuring and impairment reserves for the six months ended June 30, 2001:

                                                                              Deductions
                                        Balance       Amounts Charged   ----------------------       Balance
                                   December 31, 2000     to Income       Cash         Non-cash    June 30, 2001
                                   -----------------  ---------------   ------        --------    -------------
Asset reserves:
    Asset impairment ............        $161.4           $  4.3        $   --         $(54.5)        $111.2
Accrued liabilities:
    Severance and other
      exit costs ................           1.2               .3           (.8)            --             .7
                                         ------           ------        ------         ------         ------
                                         $162.6           $  4.6        $  (.8)        $(54.5)        $111.9
                                         ======           ======        ======         ======         ======

         During the six months ended June 30, 2001, amounts charged to income include an additional impairment charge totaling $5.3 million based on the re-evaluation of the fair value of certain properties held for sale offset by the net gain on sold properties of $1.0 million.

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES

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

         In October 2000, the California Department of Motor Vehicles ("California DMV") brought an action against one of the Company's dealerships for alleged customer fraud as well as several other claims. In April 2001, the Company settled the California DMV action and a related action by the State of California. In April 2002, the Company reached a settlement of the three class actions related to its California dealership for alleged customer fraud and other claims. The Court has approved the final settlement, and the settlement was paid by the Company in July 2002, consisting of cash payments aggregating approximately $1.1 million as well as vouchers for free oil changes to the customers who were class members. There are no other material lawsuits pending with respect to this matter.

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

         In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety and other laws and regulations. The Company does not anticipate that the costs of complying with these laws and regulations will have a material adverse effect on its business, consolidated results of operations, cash flows or financial condition although such outcome is possible given the nature of the Company's operations and the extensive legal and regulatory framework applicable to its business. The Company does not have any material known environmental commitments or contingencies.

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

OTHER MATTERS

         In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company's performance. At June 30, 2002, surety bonds and letters of credit totaled $54.9 million and have various expiration dates. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. As of June 30, 2002, the Company had $15.9 million in letters of credit outstanding.

15. DISCONTINUED OPERATIONS

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

         The Company reached an agreement with Mitsubishi in 2001 pursuant to which its aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Although the Company believes its financial exposure under the agreement will likely decrease significantly in 2002, it could have potential exposure under the agreement for up to five to ten years. The Company's indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. The Company could have potential exposure under the indemnification obligations for approximately five years. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to the Company under the terms of the ANC Rental Agreements may be extinguished or its claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to the Company in connection with payments made by the Company with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that the Company makes to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next three to five years. The Company estimates that, based on its assessment of the risks involved in each matter and excluding the liabilities associated with the $20.0 million charge it incurred in the fourth quarter of 2001, its remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million. However, the exposure is difficult to estimate and the Company cannot assure that its aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above or that it will not be subject to additional claims

                                AUTONATION, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

as a result of ANC Rental's bankruptcy filing, which could have a material adverse effect on the Company's business, financial condition, cash flows and prospects.

16. NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS 146 will have a material impact on its consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

         For the three months ended June 30, 2002 and 2001, the Company had net income of $103.8 million and $86.3 million, respectively, and diluted earnings per share of $.32 and $.26, respectively. For the six months ended June 30, 2002 and 2001, the Company had net income of $195.5 million and $146.2 million, respectively, and diluted earnings per share of $.60 and $.43, respectively. The Company's results were driven primarily by higher gross margins, lower inventory carrying costs and the elimination of goodwill amortization.

         The following table provides a detailed reconciliation of how certain after-tax charges and gains have impacted net income and diluted earnings per share for the periods indicated (in millions, except earnings per share data):

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                                  ----------------------         ----------------------
                                                                    2002           2001            2002           2001
                                                                  -------        -------         -------        -------
Net income, as reported ..................................        $ 103.8        $  86.3         $ 195.5        $ 146.2
Certain charges and gains, net of tax:
      Goodwill amortization ..............................             --           14.4              --           28.9
      Gain on sale of Flemington
         dealership group ................................             --          (11.8)             --          (11.8)
      Other items, net(1).................................             --            6.0              --            5.5
                                                                  -------        -------         -------        -------
Net income, excluding certain charges
      and gains ..........................................        $ 103.8        $  94.9         $ 195.5        $ 168.8
                                                                  =======        =======         =======        =======

Diluted earnings per share, as reported ..................        $   .32        $   .26         $   .60        $   .43
      Goodwill amortization ..............................             --            .04              --            .08
      Gain on sale of Flemington dealership
         group ...........................................             --           (.04)             --           (.04)
      Other items, net(1) ................................             --            .02              --            .02
                                                                  -------        -------         -------        -------
Diluted earnings per share, excluding certain
      charges and gains ..................................        $   .32        $   .28         $   .60        $   .49
                                                                  =======        =======         =======        =======

------------------
(1) Other items, net relate to exited business activities and consist of restructuring and impairment charges and write-downs of finance lease receivable residual values.

REPORTED OPERATING DATA

         The following table sets forth: (1)the components of total revenue;
(2)the components of gross margin; (3) selling, general and administrative expenses; (4) store performance; (5) retail vehicle unit sales; and (6) gross margin per vehicle retailed:

                                           Three Months Ended June 30,                         Six Months Ended June 30,
                                 ------------------------------------------------   -----------------------------------------------
                                   2002         2001    $ Variance     % Variance     2002         2001     $ Variance   % Variance
                                 --------     --------  ----------     ----------   --------     --------   -----------  ----------
($ in millions, except per
    vehicle data)
Revenue:
    New vehicle ............     $2,980.2     $2,941.2   $  39.0           1.3      $5,793.3     $5,808.9    $  (15.6)       (.3)
    Used vehicle ...........        998.7        972.4      26.3           2.7       1,945.7      1,949.5        (3.8)       (.2)
    Parts and service ......        622.6        599.5      23.1           3.9       1,234.5      1,201.0        33.5        2.8
    Finance and insurance ..        133.4        122.2      11.2           9.2         254.5        233.7        20.8        8.9
    Other ..................        280.7        309.7     (29.0)         (9.4)        538.3        639.5      (101.2)     (15.8)
                                 --------     --------   -------                    --------     --------    ---------

                                 $5,015.6     $4,945.0   $  70.6           1.4      $9,766.3     $9,832.6    $  (66.3)       (.7)

Gross margin:
    New vehicle ............     $  217.2     $  207.1   $  10.1           4.9      $  420.9     $  400.6    $   20.3        5.1
    Used vehicle ...........        105.2        111.6      (6.4)         (5.7)        213.7        218.6        (4.9)      (2.2)
    Parts and service ......        272.7        260.3      12.4           4.8         537.5        518.1        19.4        3.7
    Finance and insurance ..        133.4        122.2      11.2           9.2         254.5        233.7        20.8        8.9
    Other ..................         22.1         21.9        .2            .9          45.7         44.6         1.1        2.5
                                 --------     --------   -------                    --------     --------    ---------
                                    750.6        723.1      27.5           3.8       1,472.3      1,415.6        56.7        4.0

S,G&A - Store...............        520.7        511.3      (9.4)         (1.8)      1,033.7      1,020.7       (13.0)      (1.3)
                                 --------     --------   -------                    --------     --------    ---------

Store performance ..........        229.9        211.8      18.1           8.5         438.6        394.9        43.7       11.1
S,G&A - Corporate ..........         34.9         33.2      (1.7)         (5.1)         70.0         73.9         3.9        5.3
Depreciation ...............         16.9         16.4       (.5)                       32.6         32.0         (.6)
Amortization ...............           .8         20.4      19.6                         1.4         40.4        39.0
Loan and lease underwriting
    losses (income), net ...         (2.7)         7.0       9.7                        (2.9)         7.6        10.5
Restructuring and impairment
    losses, net ............          1.2          5.4       4.2                         1.2          4.6         3.4
Other losses (gains) .......           .7        (19.0)    (19.7)                        1.1        (19.0)      (20.1)
                                 --------     --------   -------                    --------     --------    ---------

Operating income............     $  178.1     $  148.4   $  29.7          20.0      $  335.2     $  255.4    $   79.8       31.2
                                 ========     ========   =======                    ========     ========    =========

Retail vehicle unit sales:
    New vehicle ............      110,138      112,059    (1,921)         (1.7)      213,945      221,064      (7,119)      (3.2)
    Used vehicle ...........       64,745       64,410       335            .5       127,570      128,935      (1,365)      (1.1)
                                 --------     --------   -------                    --------     --------    ---------
                                  174,883      176,469    (1,586)          (.9)      341,515      349,999      (8,484)      (2.4)
                                 ========     ========   =======                    ========     ========    =========

Gross margin per vehicle retailed:
    New vehicle ............     $  1,972     $  1,848   $   124           6.7      $  1,967     $  1,812    $    155        8.6
    Used vehicle ...........     $  1,625     $  1,733   $  (108)         (6.2)     $  1,675     $  1,695    $    (20)      (1.2)
    Finance and insurance ..     $    763     $    692   $    71          10.3      $    745     $    668    $     77       11.5

         The following tables set forth: (1) revenue mix percentages; (2) operating items as a percentage of revenue; (3) other operating items as a percentage of total gross margin; and (4) floorplan assistance and interest expense:

                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                 ---------------------------        -------------------------
                                                    2002              2001            2002             2001
                                                 ---------         ---------        --------         --------
Revenue mix percentages:
      New vehicle ........................            59.4%            59.5%            59.3%            59.1%
      Used vehicle .......................            19.9             19.7             19.9             19.8
      Parts and service ..................            12.4             12.1             12.6             12.2
      Finance and insurance ..............             2.7              2.5              2.6              2.4
      Other ..............................             5.6              6.2              5.6              6.5
                                                  --------         --------         --------         --------
                                                     100.0%           100.0%           100.0%           100.0%
                                                  ========         ========         ========         ========

Operating items as a percentage of revenue:
    Gross margin:
      New vehicle ........................             7.3              7.0              7.3              6.9
      Used vehicle .......................            10.5             11.5             11.0             11.2
      Parts and service ..................            43.8             43.4             43.5             43.1
      Finance and insurance ..............           100.0            100.0            100.0            100.0
      Other ..............................             7.9              7.1              8.5              7.0
           Total .........................            15.0             14.6             15.1             14.4
      S,G&A - Store ......................            10.4             10.3             10.6             10.4
      Store performance ..................             4.6              4.3              4.5              4.0
      S,G&A - Corporate ..................              .7               .7               .7               .8
      Operating income ...................             3.6              3.0              3.4              2.6
      Net income .........................             2.1              1.7              2.0              1.5

Other operating items as a percentage of
    total gross margin:
      S,G&A - Store ......................            69.4             70.7             70.2             72.1
      Store performance ..................            30.6             29.3             29.8             27.9
      S,G&A - Corporate ..................             4.6              4.6              4.8              5.2
      Total S,G&A ........................            74.0             75.3             75.0             77.3
      Operating income ...................            23.7             20.5             22.8             18.0

                                                        Three Months Ended June 30,                 Six Months Ended June 30,
                                                    -------------------------------------      ------------------------------------
Floorplan assistance and interest expense:           2002        %        2001        %        2002        %        2001        %
($ in millions)                                     ------      ---      ------      ---      ------      ---      ------      ---
   New vehicle gross margin, before floorplan ..    $202.2      6.8      $205.3       7.0     $394.6      6.8      $406.4       7.0
   Floorplan assistance ........................      33.5      1.1        36.7       1.2       63.0      1.1        74.6       1.3
   Floorplan interest expense ..................     (18.5)     (.6)      (34.9)     (1.2)     (36.7)     (.6)      (80.4)     (1.4)
                                                    ------               ------               ------               ------

   New vehicle gross margin, as presented ......    $217.2      7.3      $207.1       7.0     $420.9      7.3      $400.6       6.9
                                                    ======               ======               ======               ======

         New vehicle revenue increased 1.3% to $3.0 billion for the three months ended June 30, 2002 primarily due to the impact of acquisitions completed during the latter part of the first quarter of 2002. New vehicle revenue decreased 0.3% to $5.8 billion for the six months ended June 30, 2002. On a same store basis, new vehicle revenue for the three months ended June 30, 2002 decreased 1.6% due to a 3.4% decrease in units partially offset by a 1.8% increase in average revenue per unit. On a same store basis, new vehicle revenue decreased 1.8% for the six months ended June 30, 2002 due to a 3.9% decrease in units partially offset by a 2.1% increase in average revenue per unit. The Company has experienced new vehicle volume declines that are consistent with industry declines year over year. The Company anticipates that its new vehicle volume trends will continue to be consistent with the industry during the remainder of 2002.

         New vehicle gross margin reflects the net results of the sales price from the sale of a vehicle less the cost of acquisition, including vehicle net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers). Despite a decrease in volume in 2002, new vehicle gross margin increased 4.9% to $217.2 million and 5.1% to $420.9 million for the three and six months ended June 30, 2002, respectively. On a same store basis, new vehicle gross margin increased 1.3% and 2.9% for the three and six months ended June 30, 2002, respectively. The increase was primarily the result of lower inventory carrying costs for the six months ended June 30, 2002 compared to the same periods in 2001 with the Company benefiting equally from lower interest rates and reduced average inventory and associated floorplan levels. Interest rates declined significantly in the latter part of 2001, and although interest rates are expected to remain low, the Company may not realize the same level of year-over-year benefit from lower inventory carrying costs through the remainder of 2002 as compared to 2001.

         Used vehicle revenue increased 2.7% to $998.7 million during the three months ended June 30, 2002, primarily due to the impact of acquisitions completed during the latter part of the first quarter of 2002. Used vehicle revenue decreased 0.2% to $1.9 billion during the six months ended June 30, 2002. On a same store basis, used vehicle revenue decreased by 0.7% and 1.7% for the three and six months ended June 30, 2002, respectively, primarily attributable to a decrease in volume in part due to strong manufacturer incentives for new vehicles. Used vehicle gross margin as a percentage of revenue decreased 100 basis points to 10.5% for the three months ended June 30, 2002 and 20 basis points to 11.0% for the six months ended June 30, 2002. On a same store basis, gross margin as a percent of revenue decreased 80 basis points to 10.6% and 20 basis points to 11.0% for the three and six months ended June 30, 2002, respectively. Decreases in gross margin in 2002 are primarily due to higher manufacturer incentives and attractive financing alternatives for new vehicles as well as used vehicle category mix.

         Parts and service revenue increased 3.9% to $622.6 million and 2.8% to $1.2 billion during the three and six months ended June 30, 2002, respectively. On a same store basis, parts and service revenue increased 1.2% and 1.7% for the three and six months ended June 30, 2002, respectively. Parts and service gross margin increased 4.8% to $272.7 million for the three months ended June 30, 2002 and 3.7% to $537.5 million for the six months ended June 30, 2002. Revenue was impacted by a soft collision repair market in 2002 and was lower compared to a period last year that included a large manufacturer recall. On a same store basis, parts and service gross margin increased 1.8% and 2.4% for the three and six months ended June 30, 2002, respectively. As a percentage of revenue, parts and service gross margin increased 40 basis points for the three and six months ended June 30, 2002, as a result of the Company's continuing focus on initiatives to implement a pricing strategy, a team-based service process and a comprehensive parts and service marketing plan.

         Finance and insurance revenue and gross margin increased 9.2% to $133.4 million and 8.9% to $254.5 million for the three and six months ended June 30, 2002, respectively. On a same store basis, finance and insurance revenue and gross margin increased 7.7% for the three and six months ended June 30, 2002. Finance and insurance gross margin per vehicle retailed increased 10.3% to $763 and 11.5% to $745 for the three and six months ended June 30, 2002, respectively, as compared to the same period in 2001. Increases were primarily due to increased penetration as a result of the continued usage of the Company's menu-based finance and insurance sales process and standardized product pricing.

         Other revenue decreased 9.4% to $280.7 million and 15.8% to $538.3 million during the three and six months ended June 30, 2002, respectively, primarily due to decreased used car wholesale activity.

         Store level selling, general and administrative expenses were $520.7 million or 69.4% of total gross margin and $1.0 billion or 70.2% of total gross margin for the three and six months ended June 30, 2002, respectively, compared to 70.7% and 72.1% of total gross margin for the three and six months ended June 30, 2001, respectively, as the Company continues to focus on cost-cutting initiatives and operational improvements.

         Store performance was $229.9 million or 30.6% as a percentage of total gross margin for the three months ended June 30, 2002 compared to 29.3% for the three months ended June 30, 2001. Store performance margin was $438.6 million or 29.8% as a percentage of total revenue for the six months ended June 30, 2002 compared to 27.9% for the six months ended June 30, 2001.

         Corporate selling, general and administrative expenses increased by $1.7 million or 5.1% during the three months ended June 30, 2002 primarily as a result of investments made by the Company to drive strategic initiatives. Corporate selling, general and administrative expenses decreased by $3.9 million or 5.3% during the six months ended June 30, 2002. The decrease is primarily the result of the continued disposal of excess properties.

         Amortization was $.8 million and $1.4 million for the three and six months ended June 30, 2002, respectively, as compared to $20.4 million and $40.4 million for the three and six months ended June 30, 2001, respectively. The decrease is due to the elimination of goodwill amortization as a result of the adoption of new goodwill accounting rules effective January 1, 2002.

         As required by SFAS 142, the Company has completed impairment tests as of January 1, 2002 and June 30, 2002 for goodwill and intangibles with indefinite lives. These tests include determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually or when events or circumstances indicate that impairment may have occurred. Under the application of SFAS 142, future impairment of goodwill would result in a material, non-cash writedown of goodwill and could have a material adverse impact on the Company's results of operations and shareholders' equity.

SAME STORE OPERATING DATA

         Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first full month of the Company's ownership or operation. The following table sets forth: (1) the components of same store revenue;(2) the components of same store gross margin;(3) same store selling, general and administrative expenses;(4) same store performance;(5) retail vehicle same store unit sales; and(6) gross margin per vehicle retailed:

                                            Three Months Ended June 30,                        Six Months Ended June 30,
                                 -------------------------------------------------  -----------------------------------------------
                                   2002         2001     $ Variance     % Variance    2002         2001     $ Variance   % Variance
                                 --------     --------   ----------     ----------  --------     --------   ----------   ----------
($ in millions, except
    per vehicle data)
Revenue:
    New vehicle ............     $2,884.9     $2,932.4    $(47.5)          (1.6)    $5,637.5     $5,741.2    $ (103.7)      (1.8)
    Used vehicle ...........        962.9        970.1      (7.2)           (.7)     1,893.5      1,926.6       (33.1)      (1.7)
    Parts and service ......        602.1        594.8       7.3            1.2      1,201.8      1,181.8        20.0        1.7
    Finance and insurance ..        130.0        120.7       9.3            7.7        248.9        231.0        17.9        7.7
    Other ..................        263.9        304.4     (40.5)         (13.3)       509.0        614.3      (105.3)     (17.1)
                                 --------     --------    -------                   --------     --------    --------
                                 $4,843.8     $4,922.4    $(78.6)          (1.6)    $9,490.7     $9,694.9    $ (204.2)      (2.1)
                                 ========     ========    =======                   ========     ========    ========

Gross margin:
    New vehicle ............     $  209.5     $  206.9    $  2.6            1.3     $  408.2     $  396.7    $   11.5        2.9
    Used vehicle ...........        101.9        110.3      (8.4)          (7.6)       208.7        216.4        (7.7)      (3.6)
    Parts and service ......        263.3        258.6       4.7            1.8        522.4        510.1        12.3        2.4
    Finance and insurance ..        130.0        120.7       9.3            7.7        248.9        231.0        17.9        7.7
    Other ..................         18.8         19.3       (.5)          (2.6)        38.1         38.0          .1         .3
                                 --------     --------    ------                    --------     --------    --------
                                    723.5        715.8       7.7            1.1      1,426.3      1,392.2        34.1        2.4

S,G&A - Store ..............        501.2        509.1       7.9            1.6      1,001.1      1,003.7         2.6         .3
                                 --------     --------    ------                    --------     --------    --------

Store performance ..........     $  222.3     $  206.7    $ 15.6            7.5     $  425.2     $  388.5    $   36.7        9.4
                                 ========     ========    ======                    ========     ========    ========

Retail vehicle unit sales:
    New vehicle ............      107,845      111,640    (3,795)          (3.4)     210,010      218,428      (8,418)      (3.9)
    Used vehicle ...........       63,502       64,210      (708)          (1.1)     125,592      127,395      (1,803)      (1.4)
                                 --------     --------    ------                    --------     --------    --------
                                  171,347      175,850    (4,503)          (2.6)     335,602      345,823     (10,221)      (3.0)
                                 ========     ========    ======                    ========     ========    ========

Gross margin per vehicle retailed:
    New vehicle ............     $  1,943     $  1,853     $  90            4.9     $  1,944     $  1,816    $    128        7.0
    Used vehicle ...........     $  1,605     $  1,718     $(113)          (6.6)    $  1,662     $  1,699    $    (37)      (2.2)
    Finance and insurance ..     $    759     $    686     $  73           10.6     $    742     $    668    $     74       11.1

         The following table sets forth: (1) same store revenue mix percentages; (2) same store operating items as a percentage of revenue; and (3) same store other operating items as a percentage of total gross margin:

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   ---------------------------       -------------------------
                                                     2002               2001           2002              2001
                                                   -------            --------       -------            ------
Revenue mix percentages:
      New vehicle ........................            59.6%            59.6%            59.4%            59.2%
      Used vehicle .......................            19.9             19.7             20.0             19.9
      Parts and service ..................            12.4             12.1             12.7             12.2
      Finance and insurance ..............             2.7              2.5              2.6              2.4
      Other ..............................             5.4              6.1              5.3              6.3
                                                     -----            -----            -----            -----
                                                     100.0%           100.0%           100.0%           100.0%
                                                     =====            =====            =====            =====

Operating items as a percentage of revenue:
    Gross margin:
      New vehicle ........................             7.3              7.1              7.2              6.9
      Used vehicle .......................            10.6             11.4             11.0             11.2
      Parts and service ..................            43.7             43.5             43.5             43.2
      Finance and insurance ..............           100.0            100.0            100.0            100.0
      Other ..............................             7.1              6.3              7.5              6.2
           Total .........................            14.9             14.5             15.0             14.4
      S,G&A - Store ......................            10.3             10.3             10.5             10.4
      Store performance ..................             4.6              4.2              4.5              4.0

Other operating items as a percentage of
   total gross margin:
      S,G&A - Store ......................            69.3             71.1             70.2             72.1
      Store performance ..................            30.7             28.9             29.8             27.9

BUSINESS ACQUISITIONS AND DIVESTITURES

         From 1996 through 1999, the Company aggressively expanded its automotive retail operations through the acquisition of franchised automotive dealerships. Since 1999, the Company has not completed and does not expect to complete acquisitions at the same pace as in the past. The Company expects that future acquisitions will primarily target single dealerships or dealership groups focused in key existing markets.

         During the six months ended June 30, 2002, the Company acquired eight automotive retail dealerships. The Company paid approximately $125.0 million in cash for these acquisitions. During the six months ended June 30, 2002, the Company also paid approximately $6.6 million in deferred purchase price for certain prior year automotive retail acquisitions.

         In the normal course of business, the Company will periodically divest of dealerships that do not meet certain operational, financial or strategic criteria. Revenue for the operations disposed and to be disposed, including the Flemington dealership group until its disposition in March 2001, was $116.0 million and $219.0 million during the six months ended June 30, 2002 and 2001, respectively. Operating income (loss) for the operations disposed or to be disposed was $.9 million and $(.5) million for the six months ended June 30, 2002 and 2001, respectively.

RESTRUCTURING ACTIVITIES AND IMPAIRMENT CHARGES

         During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of two major components: (1) exiting the used vehicle megastore business and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999, of which $416.4 million appears as Restructuring and Impairment Charges (Recoveries), Net in the Company's 1999 Consolidated Income Statement. These pre-tax charges include $286.9 million of asset impairment charges; $103.3 million of reserves for residual value guarantees for closed lease properties; $26.2 million of severance and other exit costs; and $27.3 million of inventory related costs. The $286.9 million asset impairment charge consists of: $244.9 million of megastore and other property impairments; $26.6 million of goodwill impairment reserves for the divestiture of certain non-core franchised automotive dealerships; and $15.4 million of information systems impairments. Of the $443.7 million restructuring reserve recorded, $10.8 million of severance was paid in 1999 and $53.7 million of asset impairments and write-offs were recorded during the fourth quarter of 1999. Asset reserve amounts are treated as a direct reduction of the carrying amounts of related assets.

         The Company continues to dispose of its closed megastores and other properties, including closed lease properties, through sales to third parties. At June 30, 2002, properties held for sale are $79.2 million, including properties with total asset value of $68.5 million remaining to be sold of the total $285.3 million identified as part of the restructuring plan. These properties continue to be aggressively marketed. The Company expects that the majority of these remaining properties will be disposed of by the end of 2002. The following table summarizes activity and the remaining number of properties identified in the restructuring plan:

                                                                       Megastore &
                                                                          Other       Non-core
                                                                        Properties   Dealerships      Total
                                                                       -----------   -----------      -----
Total, December 31, 1999 .........................................           64            14            78

Properties sold ..................................................          (30)           (6)          (36)
Properties placed back into service ..............................           (3)           (5)           (8)
                                                                          -----         -----         -----

Total, December 31, 2000 .........................................           31             3            34

Properties sold ..................................................          (16)           (2)          (18)
Properties placed back into service ..............................           (1)           --            (1)
                                                                          -----         -----         -----

Total, December 31, 2001 .........................................           14             1            15
Properties sold/placed back into service .........................           --            --            --
                                                                          -----         -----         -----

Total, June 30, 2002 .............................................           14             1            15
                                                                          =====         =====         =====

         The following summarizes the activity in the Company's restructuring and impairment reserves for the six months ended June 30, 2002 (in millions):

                                                                                         Deductions
                                        Balance              Amounts Charged       ---------------------         Balance
                                   December 31, 2001            to Income            Cash       Non-cash       June 30, 2002
                                   -----------------         ---------------       -------      --------       -------------
Asset reserves:
    Asset impairment ............       $  68.4                  $   1.2           $    --      $   (.9)          $  68.7
Accrued liabilities:
    Severance and other
       exit cost ................            .2                       --                --           --                .2
                                        -------                  -------           -------      -------           -------
                                        $  68.6                  $   1.2           $    --      $   (.9)          $  68.9
                                        =======                  =======           =======      =======           =======

         During the six months ended June 30, 2002, amounts charged to income include an additional impairment charge of $1.2 million based on the re-evaluation of the fair value of a certain property held for sale.

         The following summarizes the activity in the Company's restructuring and impairment reserves for the six months ended June 30, 2001 (in millions):

                                                                                         Deductions
                                        Balance             Amounts Charged        ---------------------         Balance
                                   December 31, 2000           to Income             Cash       Non-cash       June 30, 2001
                                   -----------------      --------------------     -------      --------       -------------
Asset reserves:
    Asset impairment...........         $ 161.4                  $   4.3           $    --      $ (54.5)         $  111.2
Accrued liabilities:
    Severance and other
       exit cost...............             1.2                       .3               (.8)          --                .7
                                        -------                  -------           -------      -------          --------
                                        $ 162.6                  $   4.6           $   (.8)     $ (54.5)         $  111.9
                                        =======                  =======           =======      =======          ========

         During the six months ended June 30, 2001, amounts charged to income include an additional impairment charge totaling $5.3 million based on the re-evaluation of the fair value of certain properties held for sale offset by the net gain on sold properties of $1.0 million.

NON-OPERATING INCOME (EXPENSE)

Other Interest Expense

         Other interest expense for the three and six months ended June 30, 2002 was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes issued in August 2001. Other interest expense was $12.1 million and $8.4 million for the three months ended June 30, 2002 and 2001, respectively, and $23.7 million and $19.4 million for the six months ended June 30, 2002 and 2001, respectively.

Interest Income

         Interest income was $2.8 million and $2.2 million for the three months ended June 30, 2002 and 2001, respectively, and $6.0 million and $3.6 million for the six months ended June 30, 2002 and 2001, respectively. The increase is primarily due to higher average cash and investment balances in 2002, partially offset by lower interest rates.

Income Taxes

         The provision for income taxes was $64.3 million and $55.2 million for the three months ended June 30, 2002 and 2001, respectively, and $121.1 million and $92.6 million for the six months ended June 30, 2002 and 2001, respectively. Income taxes have been provided based upon the Company's anticipated annual effective income tax rate. The decrease in the effective tax rate in 2002 primarily reflects the impact of the elimination of goodwill amortization, partially offset by anticipated increases to the Company's blended state tax rates.

FINANCIAL CONDITION

         At June 30, 2002, the Company had $100.2 million of unrestricted cash and cash equivalents. The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2002 for another 364-day term to August 2003. The five-year facility, which expires in August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company's dealerships, and are guaranteed by substantially all of the Company's subsidiaries. As of June 30, 2002, no amounts were drawn on these revolving credit facilities.

         The Company also has $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of the Company's subsidiaries.

         In conjunction with the revolving credit facilities and senior unsecured notes offering, the Company received corporate credit ratings from rating agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings, and certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings. In the event of a downgrade in the Company's credit ratings, none of the covenants would be impacted and the Company would continue to have access to the revolving credit facilities, but at higher rates of interest.

         At June 30, 2002, the Company had $149.7 million outstanding under two mortgage facilities with automotive manufacturers' captive finance subsidiaries. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate and is secured by mortgages on certain of the Company's dealerships' real property.

         The Company finances its new vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers' captive finance subsidiaries as well as independent financial institutions. As of June 30, 2002, aggregate capacity of the facilities was approximately $3.5 billion. The Company finances its used vehicle inventory primarily through cash flow from operations and revolving credit facilities.

         The Company sells and receives commission on the following types of insurance and other products: extended warranties, guaranteed auto protection, credit insurance, lease "wear and tear" insurance, and theft protection products. The products it offers include products that are sold and administered by independent third parties, including the vehicle manufacturers' captive finance subsidiaries. Pursuant to its arrangements with these third-party finance and insurance product providers, the Company either sells the products on a straight commission basis or it sells the product, recognizes commission and may assume some or all of the underwriting risk through reinsurance agreements with its captive insurance subsidiaries. The Company maintains restricted cash and investments in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to its captive insurance subsidiaries.

         During the six months ended June 30, 2002, the Company repurchased 9.8 million shares of its common stock for an aggregate purchase price of $151.1 million. From 1998 through June 30, 2002, an aggregate of 164.8 million shares of common stock have been acquired under the Company's share repurchase programs for an aggregate purchase price of $1.9 billion, leaving approximately $109.2 million available for share repurchases under the current program authorized by the Company's Board of Directors. While the Company expects to continue repurchasing shares under these programs, the decision to make additional share repurchases will be based on such factors as the market price of its common stock, the potential impact on its capital structure, proceeds from stock option exercises and the expected return on competing uses of capital such as strategic dealership acquisitions and capital investments in the Company's current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to the Company's senior unsecured notes and credit agreements for its two revolving credit facilities.

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

         The Company reached an agreement with Mitsubishi in 2001 pursuant to which its aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Although the Company believes its financial exposure under the agreement will likely decrease significantly in 2002, it could have potential exposure under the agreement for up to five to ten years. The Company's indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. The Company could have potential exposure under the indemnification obligations for approximately five years. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to the Company under the terms of the ANC Rental Agreements may be extinguished or its claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to the Company in connection with payments made by the Company with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that the Company makes to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental's automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next three to five years. The Company estimates that, based on its assessment of the risks involved in each matter and excluding the liabilities associated with the $20.0 million charge it incurred in the fourth quarter of 2001, its remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $60.0 million. However, the exposure is difficult to estimate and the Company cannot assure that its aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above or that it will not be subject to additional claims as a result of ANC Rental's bankruptcy filing, which could have a material adverse effect on the Company's business, financial condition, cash flows and prospects.

         At June 30, 2002 and December 31, 2001, the Company had $860.3 million and $853.8 million, respectively, of net deferred income tax liabilities. The Company provides for deferred income taxes in its unaudited consolidated financial statements to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In 1997 and 1999, the Company engaged in certain transactions that are of a type that the Internal Revenue Service has indicated it intends to challenge. Approximately $680 million of the Company's net deferred tax liabilities relates to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating projected tax deductions relating to employee health and welfare benefits to which the Company would have been entitled upon providing such benefits in the future, and which deductions it is currently foregoing. These transactions are currently under review by the Internal Revenue Service, and the Company is engaged in ongoing discussions with the Internal Revenue Service regarding the tax treatment of these transactions. The Company believes that its tax returns appropriately reflect such transactions, and that it has established adequate reserves with respect to any tax liabilities relating to these transactions. However, an unfavorable settlement or adverse resolution of these matters could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

         In October 2000, the California Department of Motor Vehicles ("California DMV") brought an action against one of the Company's dealerships for alleged customer fraud as well as several other claims. In April 2001, the Company settled the California DMV action and a related action by the State of California. In April 2002, the Company reached a settlement of the three class actions related to its California dealership for alleged customer fraud and other claims. The Court has approved the final settlement, and the settlement was paid by the Company in July 2002, consisting of cash payments aggregating approximately $1.1 million as well as vouchers for free oil changes to the customers who were class members. There are no other material lawsuits pending with respect to this matter.

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

         In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety and other laws and regulations. The Company does not anticipate that the costs of complying with these laws and regulations will have a material adverse effect on its business, consolidated results of operations, cash flows or financial condition although such outcome is possible given the nature of the Company's operations and the extensive legal and regulatory framework applicable to its business. The Company does not have any material known environmental commitments or contingencies.

LOAN AND LEASE UNDERWRITING ACTIVITIES

         In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its dealerships, which it determined was not a part of the Company's core automotive retail business. The Company continues to provide automotive loans for its customers through unrelated third party finance sources, which historically had provided more than 95% of the auto loans made to its customers. At June 30, 2002 and December 31, 2001, the Company had finance receivables totaling $120.1 million and $175.7 million, respectively, including investments in securitizations of $56.7 million and $73.8 million, respectively. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected over the next three years. See discussion in Note 12, Finance Underwriting and Asset Securitizations, of the Notes to Unaudited Consolidated Financial Statements.

CASH FLOWS

         Cash and cash equivalents decreased by $27.9 million and $56.1 million during the six months ended June 30, 2002 and 2001, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

         Cash provided by operating activities was $180.4 million and $188.4 million during the six months ended June 30, 2002 and 2001, respectively.

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

         Capital expenditures, excluding property operating lease buy-outs, were $60.0 million and $52.8 million during the six months ended June 30, 2002 and 2001, respectively. Property operating lease buy-outs were $5.4 million for the six months ended June 30, 2002. The Company is in the process of analyzing certain of its higher cost operating leases and evaluating alternatives in order to lower the effective financing costs.

         Cash used in business acquisitions was $131.6 million and $33.2 million for the six months ended June 30, 2002 and 2001, respectively. The increase in cash used in business acquisitions was due to acquisitions in 2002 of the Chicago-based Laurel dealership group and Hudiburg Chevrolet in Fort Worth, Texas.

         During the six months ended June 30, 2002 and 2001, the Company received $1.6 million and $61.2 million, respectively, of cash from the divestiture of certain automotive dealerships. Amounts received in 2001 primarily relate to the sale of the Company's New Jersey-based Flemington dealership group.

         Collections of installment loan receivables and other related items totaled $51.9 million and $77.3 million for the six months ended June 30, 2002 and 2001, respectively. There was no funding or proceeds from securitizations of installment loans receivables for the six months ended June 30, 2002, as a result of the Company's decision to exit the business of underwriting retail automobile loans in December 2001.

Cash Flows from Financing Activities

         Cash flows from financing activities consisted primarily of treasury stock purchases and proceeds from stock option exercises.

         During the six months ended June 30, 2002 and 2001, the Company spent approximately $151.1 million and $129.2 million, respectively, to repurchase shares of common stock under the Company's Board approved share repurchase programs.

         During the six months ended June 30, 2002 and 2001, proceeds from the exercises of stock options were $74.7 million and $.4 million, respectively. Increased activity in 2002 was due to higher market prices for the Company's common stock which resulted in more exercises of stock options outstanding. A substantial portion of stock option exercises during the first six months of 2002 were made by former employees of the Company who had retained stock options as part of the ANC Rental spin-off on June 30, 2000. These options expired on June 30, 2002.

LIQUIDITY

         The Company requires cash to fund working capital needs, finance acquisitions of new dealerships and fund capital expenditures. These requirements are met principally from cash flows from operations, borrowings under floorplan financings, mortgage notes and credit facilities.

         The Company believes that its funds generated through future operations and availability of borrowings under its floorplan facilities, revolving credit facilities and mortgage facilities will be sufficient to fund its debt service and working capital requirements, commitments and contingencies and any seasonal operating requirements for the foreseeable future. The Company intends to finance capital expenditures, business acquisitions, and share repurchases through cash flow from operations, its revolving credit facilities and other financings. The Company does not foresee any difficulty in continuing to comply with the covenants of its various financing facilities.

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

FORWARD-LOOKING STATEMENTS

         The Company's business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of its common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by the Company or by its authorized executive officers on the Company's behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends for its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and it sets forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that the Company's forward-looking statements speak only as of the date of this Form 10-Q or when made and the Company undertakes no duty or obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations, plans, intentions and projections reflected in its forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that the Company's shareholders and prospective investors should consider include, but are not limited to, the following:


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

o The Company is subject to interest rate risk in connection with its floorplan notes payable, revolving credit facilities and mortgage facilities. Increases in interest rates may adversely affect its results of operations and cash flows.

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

o The Company must test its intangibles for impairment at least annually. Under the application of SFAS 142, future impairment of goodwill would result in a material, non-cash writedown of goodwill and could have a material adverse impact on the Company's results of operations and shareholders' equity.

         Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and to the Company's subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. At June 30, 2002 and December 31, 2001, the Company did not have any derivative instruments outstanding.

         Reference is made to the Company's quantitative disclosures about market risk as of December 31, 2001 included in the Company's Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In October 2000, the California Department of Motor Vehicles ("California DMV") brought an action against one of the Company's dealerships for alleged customer fraud as well as several other claims. (This matter was previously discussed in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) In April 2001, the Company settled the California DMV action and a related action by the State of California. In April 2002, the Company reached a settlement of the three class actions related to its California dealership for alleged customer fraud and other claims. (This matter was previously discussed in the Legal Proceedings sections of the Company's Annual Reports on Form 10-K for the fiscal years ended December 31, 2001 and 2000.) The Court has approved the final settlement, and the settlement was paid by the Company in July 2002, consisting of cash payments aggregating approximately $1.1 million as well as vouchers for free oil changes to the customers who were class members. There are no other material lawsuits pending with respect to this matter.

         Many of the Company's Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association ("TADA") and new vehicle dealerships in Texas that are members of the TADA. The actions (Jett Jones, et al. v. Alford Chevrolet-Geo, et al., Case No. 30-96 in the District Court of Marion County, Texas, 115th Judicial District, filed January 25, 1996; Pat Murphy v. Alford Chevrolet-Geo, et al., Case No. 168-96, in the District Court of Marion County, Texas, 115th Judicial District, filed August 23, 1996; and Bert A. Robinson, et al. v. Texas Automobile Dealers Association, et al., Civil Action No. 5:97 CV 273 (E.D. Tex.), filed October 3, 1997) allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. (This matter was previously discussed in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.) In April 2002, in the Jett Jones and Pat Murphy cases (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. The Company intends to appeal this decision.

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

         In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety and other laws and regulations. The Company does not anticipate that the costs of complying with these laws and regulations will have a material adverse effect on its business, consolidated results of operations, cash flows or financial condition although such outcome is possible given the nature of the Company's operations and the extensive legal and regulatory framework applicable to its business. The Company does not have any material known environmental commitments or contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2002 Annual Meeting of Stockholders on May 16, 2002, the stockholders of the Company voted upon and elected the following directors, and approved and adopted the following proposal:

       Director Nominee                                Votes Cast For                            Votes Withheld
       ----------------                                --------------                            --------------
       H. Wayne Huizenga                                  291,072,010                               5,125,055
       Mike Jackson                                       293,127,825                               3,069,240
       Harris W. Hudson                                   288,047,456                               8,149,609
       Robert J. Brown                                    293,341,311                               2,855,744
       J.P. Bryan                                         291,749,673                               4,447,392
       Rick L. Burdick                                    290,140,099                               6,056,966
       William C. Crowley                                 292,154,147                               4,042,918
       Michael G. DeGroote                                293,330,824                               2,866,241
       George D. Johnson, Jr.                             293,357,719                               2,839,346
       Edward S. Lampert                                  292,141,159                               4,055,906
       John J. Melk                                       292,378,452                               3,818,613
       Irene B. Rosenfeld                                 291,738,451                               4,458,614

                                                  Votes Cast                   Votes Cast                    Shares
                                                      For                        Against                   Abstaining
                                                  -----------                  ----------                  ----------
       Approval of the
       AutoNation, Inc. Senior
       Executive Incentive
       Bonus Plan                                 286,442,449                  7,752,211                   2,022,405

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Employment Agreement dated July 24, 2002 between AutoNation, Inc. and Michael J. Jackson, Chief Executive Officer.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  Form 8-K, dated May 30, 2002 (filed June 3, 2002), Item 2, reporting that on May 31, 2002, AutoNation, Inc. appointed Deloitte & Touche, LLP as its new independent public accountant and that effective May 30, 2002, AutoNation, Inc. dismissed Arthur Andersen, LLP as its independent public accountant.

                  Form 8-KA, dated May 30, 2002 (filed July 10, 2002), Item 7, including revised letter of Arthur Andersen, LLP regarding change in certifying accountant.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AUTONATION, INC.



                         By:   /s/ Patricia A. McKay
                              -----------------------------
                             Patricia A. McKay
                             Senior Vice President-Finance
                             (PRINCIPAL ACCOUNTING OFFICER)

Date: August 14, 2002