Form 10-Q
period 2002-09-30
AUTONATION INC /FL
filed 2002-10-24
CIK 350698

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ____________________ to ______________________

COMMISSION FILE NUMBER: 1-13107

AUTONATION, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	73-1105145
(STATE OF INCORPORATION)	(IRS EMPLOYER IDENTIFICATION NO.)

110 S.E. 6TH STREET
FT. LAUDERDALE, FLORIDA	33301
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 769-6000

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     On October 21, 2002 the registrant had 312,803,719 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$169.7	$128.1
Receivables, net	723.8	802.2
Inventory	2,251.7	2,178.5
Other current assets	100.0	43.7

Total Current Assets	3,245.2	3,152.5
RESTRICTED ASSETS	122.5	199.9
PROPERTY AND EQUIPMENT, NET	1,633.7	1,583.3
INTANGIBLE ASSETS, NET	2,980.3	2,865.2
OTHER ASSETS	217.6	264.5

Total Assets	$8,199.3	$8,065.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floorplan notes payable	$1,818.0	$1,900.7
Accounts payable	147.9	149.7
Notes payable and current maturities of long-term debt	9.1	7.9
Other current liabilities	517.0	519.8

Total Current Liabilities	2,492.0	2,578.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES	637.9	647.3
DEFERRED INCOME TAXES	933.9	853.8
OTHER LIABILITIES	115.4	158.3
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 483,170,902 and 476,472,730 shares issued including shares held in treasury, respectively	4.8	4.8
Additional paid-in capital	4,759.0	4,674.0
Retained earnings	1,183.8	881.6
Accumulated other comprehensive income	5.6	1.6
Treasury stock, at cost; 168,573,709 and 154,759,709 shares held, respectively	(1,933.1)	(1,734.1)

Total Shareholders’ Equity	4,020.1	3,827.9

Total Liabilities and Shareholders’ Equity	$8,199.3	$8,065.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Revenue
New vehicle	$3,174.6	$2,995.1	$8,967.9	$8,804.0
Used vehicle	980.2	978.6	2,925.9	2,928.1
Parts and service	626.5	613.2	1,861.0	1,814.2
Finance and insurance	138.9	130.2	393.4	363.9
Other	273.5	293.7	811.8	933.2

TOTAL REVENUE	5,193.7	5,010.8	14,960.0	14,843.4

Cost of Operations
New vehicle	2,956.0	2,786.8	8,328.4	8,195.1
Used vehicle	878.3	871.0	2,610.3	2,601.9
Parts and service	353.3	347.4	1,050.3	1,030.3
Other	242.0	273.8	734.6	868.7

TOTAL COST OF OPERATIONS	4,429.6	4,279.0	12,723.6	12,696.0

Gross Margin
New vehicle	218.6	208.3	639.5	608.9
Used vehicle	101.9	107.6	315.6	326.2
Parts and service	273.2	265.8	810.7	783.9
Finance and insurance	138.9	130.2	393.4	363.9
Other	31.5	19.9	77.2	64.5

TOTAL GROSS MARGIN	764.1	731.8	2,236.4	2,147.4

Selling, general and administrative expenses	568.7	554.8	1,672.4	1,649.4
Depreciation	18.0	18.0	50.6	50.0
Amortization	0.5	20.4	1.9	60.8
Loan and lease underwriting losses (income), net	(6.0)	(0.7)	(8.9)	6.9
Restructuring and related impairment charges (recoveries), net	—	(0.6)	1.2	4.0
Other losses (gains)	2.2	(0.3)	3.3	(19.3)

OPERATING INCOME	180.7	140.2	515.9	395.6
Other interest expense	(13.0)	(11.2)	(36.7)	(30.6)
Interest income	2.6	2.5	8.6	6.1
Other income (expense)	2.5	(1.6)	1.6	(2.4)

INCOME BEFORE INCOME TAXES	172.8	129.9	489.4	368.7
Provision for income taxes	66.1	50.7	187.2	143.3

NET INCOME	$106.7	$79.2	$302.2	$225.4

BASIC EARNINGS PER SHARE:
Net income	$.34	$.24	$.94	$.67

Weighted average common shares outstanding	317.7	331.2	319.8	336.5

DILUTED EARNINGS PER SHARE:
Net income	$.33	$.24	$.93	$.67

Weighted average common shares outstanding	321.9	333.4	325.5	338.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

				ACCUMULATED
		ADDITIONAL		OTHER
	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY
	STOCK	CAPITAL	EARNINGS	INCOME	STOCK	TOTAL

BALANCE AT DECEMBER 31, 2001	$4.8	$4,674.0	$881.6	$1.6	$(1,734.1)	$3,827.9
Purchases of treasury stock	—	—	—	—	(199.0)	(199.0)
Exercise of stock options	—	75.6	—	—	—	75.6
Income tax benefit on stock options exercised	—	9.2	—	—	—	9.2
Other comprehensive income	—	—	—	4.0	—	4.0
Other	—	.2	—	—	—	.2
Net income	—	—	302.2	—	—	302.2

BALANCE AT SEPTEMBER 30, 2002	$4.8	$4,759.0	$1,183.8	$5.6	$(1,933.1)	$4,020.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$302.2	$225.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50.6	50.0
Amortization	1.9	60.8
Amortization of debt issue costs and discounts	3.6	1.0
Deferred income tax provision	9.4	14.3
Non-cash restructuring and impairment charges, net	1.2	4.0
Non-cash loan and lease underwriting losses (income)	(2.7)	4.1
Other (gains) losses, net	3.3	(19.3)
Gain on sale of marketable securities, net	(3.2)	(.3)
Other	(.6)	(2.1)
Changes in assets and liabilities, net of effects from business combinations:
Receivables	53.9	72.2
Inventory	(20.1)	472.9
Other assets	(1.5)	(12.3)
Floorplan notes payable	(110.1)	(493.0)
Accounts payable	(1.8)	(1.5)
Other liabilities	48.4	25.1

	334.5	401.3

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Purchases of property and equipment excluding property operating lease buy-outs	(99.9)	(86.3)
Property operating lease buy-outs	(11.0)	—
Proceeds from sale of property and equipment	10.5	20.1
Proceeds from disposal of assets held for sale	13.2	57.9
Cash used in business acquisitions, net of cash acquired	(164.2)	(83.2)
Cash received from divestiture of Flemington dealership group	—	59.0
Collections of installment loan receivables and other related items	72.0	122.0
Funding of installment loan receivables	—	(513.2)
Proceeds from securitizations of installment loan receivables	—	469.1
Net change in restricted cash	(3.1)	110.7
Purchases of restricted investments	(56.0)	(152.1)
Sales of restricted investments	144.2	14.2
Transfer of restricted assets related to reinsurance agreements	(66.6)	—
Other	2.3	5.5

	(158.6)	23.7

CASH USED IN FINANCING ACTIVITIES:
Net payments under revolving credit facilities	—	(615.0)
Purchases of treasury stock	(199.0)	(187.2)
Proceeds from issuance of unsecured senior notes	—	434.7
Proceeds from other debt	—	116.7
Payments of notes payable and long-term debt	(8.2)	(172.2)
Exercises of stock options	75.6	2.5
Other	.2	—

	(131.4)	(420.5)

CASH PROVIDED BY CONTINUING OPERATIONS	44.5	4.5
CASH USED IN DISCONTINUED OPERATIONS	(2.9)	—

INCREASE IN CASH AND CASH EQUIVALENTS	41.6	4.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128.1	84.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169.7	$89.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.       Summary of Significant Accounting Policies

Interim Financial Statements

     The accompanying Unaudited Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries (the “Company”). All of the Company’s automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. However, independent third parties have minority ownership interests in certain of the Company’s non-dealership subsidiaries. The total amount of minority ownership interest is not material to the Company’s financial position, results of operations, or cash flows. The Company operates in a single industry segment, automotive retailing. All intercompany accounts and transactions have been eliminated.

     The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted. These Unaudited Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations for the periods presented.

     Operating results for interim periods are not necessarily indicative of the results that can be expected for the full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period.

Revenue Recognition

     Revenue consists of sales of new and used vehicles and related finance and insurance (“F&I”) products, sales of parts and service and sales of other products. As further described below, the Company recognizes revenue in the period in which products are sold or services are provided. The Company recognizes vehicle revenue when a sales contract has been executed and the vehicle has been delivered. Rebates and holdbacks received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later. Revenue on finance products represents commissions earned by the Company for loans and leases placed with financial institutions in connection with customer vehicle purchases financed and is recognized upon acceptance of customer credit by the financial institution.

     The Company sells and receives commission, which is recognized upon sale, on the following types of insurance and other products: extended warranties, guaranteed auto protection (“GAP,” which covers the shortfall between loan balance and insurance payoff), credit insurance, lease “wear and tear” insurance, and theft protection products. An estimated liability for chargebacks against revenue recognized from sales of F&I products is established during the period in which the related revenue is recognized. Chargeback liabilities were $60.4 million and $55.5 million at September 30, 2002 and December 31, 2001, respectively.

     The Company may reinsure through its captive insurance subsidiaries some or all of the underwriting risk related to extended warranty and credit insurance products sold and administered by certain independent third parties. Revenue and related direct costs from these reinsurance transactions are deferred and recognized over the life of the policies.

     For installment loans and leases that in the past had been underwritten by the Company and not securitized, revenue from retail financing and certain loan underwriting costs are recognized over the term of the contract using the interest method. As further discussed in Note 12, Finance Underwriting and Asset Securitizations, as of December 2001, the Company had exited the auto loan underwriting business.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Advertising

     The Company expenses the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers’ program, which is typically after the Company has incurred the corresponding advertising expenses. Advertising allowances from the manufacturers were $13.8 million and $15.7 million for the three months ended September 30, 2002 and 2001, respectively, and $48.7 million and $46.3 million for the nine months ended September 30, 2002 and 2001, respectively.

2.       Receivables, Net

     The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30,	December 31,
	2002	2001

Contracts in transit and vehicle receivables	$371.2	$414.9
Finance receivables	104.3	175.7
Trade receivables	106.8	104.0
Manufacturer receivables	125.0	130.1
Other	109.0	128.7

	816.3	953.4
Less: Allowance for doubtful accounts	(25.5)	(42.7)
Finance receivables – long-term	(67.0)	(108.5)

Receivables, net	$723.8	$802.2

     Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through sources arranged by the Company.

     The long-term portion of finance receivables are classified as Other Assets in the accompanying Unaudited Consolidated Balance Sheets. For more information on Finance Receivables, see Note 12, Finance Underwriting and Asset Securitizations.

3.       Inventory and Floorplan Notes Payable

     Inventory consists of the following:

	September 30,	December 31,
	2002	2001

New vehicles	$1,785.2	$1,757.5
Used vehicles	321.7	273.5
Parts, accessories and other	144.8	147.5

	$2,251.7	$2,178.5

     The Company finances new vehicle inventory through secured floorplan facilities at a LIBOR-based rate of interest primarily with manufacturers’ captive finance subsidiaries, as well as independent financial institutions. At September 30, 2002 and December 31, 2001, floorplan notes payable were $1.8 billion and $1.9 billion, respectively. As of September 30, 2002, aggregate capacity under the floorplan credit facilities was approximately $3.5 billion, subject to collateral limitations.

     From time to time, the Company uses excess cash to temporarily reduce outstanding floorplan notes payable. As of September 30, 2002, net floorplan notes payable reductions exceeded $100 million.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Floorplan interest expense is recognized as incurred. Floorplan assistance is a non-refundable credit from the manufacturer that is recognized when it is earned in accordance with the respective manufacturers’ programs. A summary of the Company’s floorplan interest expense and floorplan assistance from manufacturers for new vehicles, both components of Cost of Operations in the accompanying Unaudited Consolidated Income Statements, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Floorplan assistance	$33.1	$33.0	$96.1	$107.6
Floorplan interest expense	(18.6)	(26.7)	(55.3)	(107.1)

	$14.5	$6.3	$40.8	$.5

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

     A summary of restricted assets is as follows:

	September 30,	December 31,
	2002	2001

Restricted cash	$50.2	$43.7
Restricted investments	72.3	156.2

	$122.5	$199.9

     At September 30, 2002 and December 31, 2001, current unearned premiums and loss reserves related to the Company’s reinsurance programs are included in Other Current Liabilities and long-term unearned premiums and loss reserves are included in Other Liabilities in the Unaudited Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2002	2001

Reinsurance Reserves
Unearned premiums – current portion	$31.9	$76.4
Unearned premiums – long-term portion	39.8	91.2

Total unearned premiums	$71.7	$167.6

Loss reserves – current portion	$13.0	$13.0
Loss reserves – long-term portion	2.0	3.1

Total loss reserves	$15.0	$16.1

     In September 2002, one of the Company’s captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred its risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company resulting in an $8.1 million gain, which has been included in Other Losses (Gains) in the accompanying Unaudited Consolidated Income Statements. As a result of the transaction, the Company reduced its insurance reserves and liquidated related restricted assets, realizing a $3.1 million gain on the sale, which has been included in Other Income (Expense) in the accompanying Unaudited Consolidated Income Statements. The Company transferred $66.6 million of restricted assets to the third-party insurance company in exchange for the assumption of the related insurance reserves.

     At September 30, 2002, the Company has restricted assets in excess of requirements totaling approximately $23 million. The Company is in the process of obtaining authorization to transfer these amounts to unrestricted accounts.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.       Intangible Assets

     Intangible assets, net, consist of the following:

	September 30,	December 31,
	2002	2001

Goodwill	$3,104.0	$3,086.1
Franchise rights – indefinite-lived	134.0	35.4
Other intangibles	14.3	18.8

	3,252.3	3,140.3
Less: accumulated amortization	(272.0)	(275.1)

	$2,980.3	$2,865.2

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. The Company’s principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. In general, these franchise agreements effectively have indefinite lives. Prior to the adoption of SFAS 141, rights acquired under franchise agreements were recorded and amortized as part of goodwill.

     Effective January 1, 2002, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized primarily over forty years on a straight-line basis until December 31, 2001. Effective January 1, 2002, such amortization ceased. Other intangibles continue to be amortized primarily over three to fifteen years.

     Pro forma net income and earnings per share for the three and nine months ended September 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

Reported net income	$79.2	$225.4
Add: goodwill amortization, net of tax	15.4	44.3

Pro forma net income	$94.6	$269.7

Reported earnings per share:
Basic	$.24	$.67

Diluted	$.24	$.67

Pro forma earnings per share
Basic	$.29	$.80

Diluted	$.28	$.80

     As required by SFAS 142, the Company has completed impairment tests as of January 1, 2002 and June 30, 2002 for goodwill and intangibles with indefinite lives. These tests include determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.       Notes Payable and Long-Term Debt

     Notes payable and long-term debt consist of the following:

	September 30,	December 31,
	2002	2001

Revolving credit facilities	$—	$—
Senior unsecured notes, net of unamortized discount of $5.0 million and $5.5 million, respectively	445.0	444.5
Mortgage facilities	148.0	153.4
Other debt	54.0	57.3

	647.0	655.2
Less: current portion	(9.1)	(7.9)

Long-term debt, net of current maturities	$637.9	$647.3

     The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate, and was renewed in August 2002 for another 364-day term to August 2003. The five-year facility, which expires in August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company’s dealerships, and are guaranteed by substantially all of the Company’s subsidiaries. As of September 30, 2002, no amounts were drawn on these revolving credit facilities.

     The Company also has $450.0 million of 9.0% senior unsecured notes due August 1, 2008 that were issued in August 2001 at a price of 98.731% of face value. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.

     Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

     At September 30, 2002, the Company had $148.0 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries entered into in 2001. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate and is secured by mortgages on certain of the Company’s dealerships’ real property.

     The Company’s revolving credit facilities and the indenture for the Company’s senior unsecured notes contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage, and maximum balance sheet leverage. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage and minimum interest coverage covenants. At September 30, 2002, the Company was in compliance with the requirements of all such financial covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     In the event of a downgrade in the Company’s credit ratings, none of the covenants described above would be impacted. The interest rates charged under the revolving credit facilities are impacted by the credit ratings of those facilities.

     During 2000, the Company entered into a sale-leaseback transaction with an unaffiliated third-party involving its corporate headquarters facility that resulted in net proceeds of approximately $52.1 million. This transaction was accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The $18.2 million gain on this transaction has been deferred and will be recognized at the completion of the ten-year lease term. The Company has the option to renew the lease at the end of the lease term subject to certain conditions.

7.       Shareholders’ Equity

     During the nine months ended September 30, 2002, the Company repurchased 13.8 million shares of its common stock for an aggregate purchase price of $199.0 million. From 1998 through September 30, 2002, an aggregate of 168.6 million shares of common stock have been acquired under the Company’s share repurchase programs for an aggregate purchase price of $1.9 billion, leaving approximately $61.3 million available for share repurchases under the current program authorized by the Company’s Board of Directors. In October 2002, the Company’s Board of Directors authorized an additional $500.0 million share repurchase program.

     In connection with the Company’s share repurchase program, in October 2002, the Board of Directors authorized the Company to solicit consents from holders of its $450.0 million of 9.0% senior unsecured notes due August 1, 2008 to amend the indenture governing such notes (the “Indenture”), and to enter into an amendment of the Company’s revolving credit facilities. The principal purpose of the proposed amendments is to modify the restricted payments covenant under the Indenture and the revolving credit facilities to increase the Company’s share repurchase capacity by $400 million.

     Additionally, in October 2002, the Company’s Board of Directors authorized the retirement of 150 million treasury shares, which will resume the status of authorized but unissued shares. This had the effect of reducing treasury stock and issued common stock, which includes treasury stock. The Company’s outstanding common stock was not impacted by the treasury share retirements. The Company’s common stock, additional paid-in capital and treasury stock accounts will be adjusted accordingly. There will be no impact to net shareholders’ equity.

     Proceeds from exercises of stock options were $75.6 million and $2.5 million for the nine months ended September 30, 2002 and 2001, respectively.

8.       Income Taxes

     Income taxes have been provided based upon the Company’s anticipated annual effective income tax rate.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Deferred income tax liability and asset components are as follows:

	September 30,	December 31,
	2002	2001

Deferred income tax liabilities:

Book basis in assets over tax basis:
Long-lived assets	$309.2	$289.3
Other items	58.6	63.7

	367.8	353.0
Items deducted for tax, not for book (primarily accelerated future expenses)	683.1	688.5

Deferred income tax assets:

Accruals not currently deductible:
Restructuring charges	(51.0)	(61.0)
Loan and lease items	(67.7)	(65.6)
Inventory and receivable reserves	(28.5)	(32.0)
Warranty, chargeback and self-insurance reserves	(40.8)	(37.5)
Other accruals	(95.7)	(97.7)

	(283.7)	(293.8)
Net operating losses	(2.3)	(2.9)
Valuation allowances	109.0	109.0

Net deferred income tax liabilities	$873.9	$853.8

     At September 30, 2002, net current deferred income tax assets of $60.0 million and net long-term deferred income tax liabilities of $933.9 million are classified as Other Current Assets and Deferred Income Taxes, respectively, in the accompanying Unaudited Consolidated Balance Sheet.

     In 1997 and 1999, the Company engaged in certain transactions that are of a type that the IRS has indicated it intends to challenge. Approximately $680 million of the Company’s net deferred tax liabilities relates to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating projected tax deductions relating to employee health and welfare benefits to which the Company would have been entitled upon providing such benefits in the future, and which deductions it is currently foregoing. These transactions are currently under review by the IRS, and the Company has been engaged in ongoing discussions regarding the tax treatment of these transactions.

     In October 2002, the IRS announced a settlement initiative aimed at resolving these types of transactions during 2003. The settlement initiative includes settlement guidelines for companies that elect to enter into the settlement program offered by the IRS. The IRS’s review of the Company’s transactions is almost complete, and the Company anticipates entering into settlement negotiations with respect to the tax treatment of these transactions in the fourth quarter of 2002.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Based on the settlement guidelines issued by the IRS and an assessment of the Company’s tax position with respect to the transactions, the Company estimates that, in connection with a possible settlement, it could owe the IRS net aggregate payments in the range of approximately $500 million to $550 million, a substantial portion of which might be deferred over up to a 15-year period. The Company estimates that the initial net payment in connection with such a settlement could be in the range of approximately $200 million to $400 million, with the remaining amount deferred. The Company presently expects that, if a settlement were reached with the IRS, any such initial payment would be made in late 2003. There can be no assurance that the Company will settle the tax treatment of the transactions with the IRS. If the Company does reach a settlement, there can be no assurance that it will be on the terms outlined above, including with respect to the amount or timing of payments.

     The Company believes that its tax returns appropriately reflect such transactions, and that it has established adequate reserves with respect to any tax liabilities relating to these transactions. However, adverse resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted-average common shares outstanding used to calculate basic earnings per share	317.7	331.2	319.8	336.5
Effect of dilutive options	4.2	2.2	5.7	1.7

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	321.9	333.4	325.5	338.2

     At September 30, 2002 and 2001, the Company had approximately 54.6 million and 58.5 million stock options outstanding, respectively. For the nine months ended September 30, 2002 and 2001, options totaling 15.5 million and 47.2 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

     In August 2002, 5.6 million stock options were granted to key employees, in accordance with the Company’s stock option plans.

10.       Comprehensive Income

     Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$106.7	$79.2	$302.2	$225.4
Other comprehensive income	1.2	1.8	4.0	1.0

Comprehensive income	$107.9	$81.0	$306.2	$226.4

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.       Business Acquisitions and Divestitures

     During the nine months ended September 30, 2002, the Company paid $156.0 million in cash to acquire nine automotive retail franchises. During the nine months ended September 30, 2001, the Company paid $72.7 million in cash to acquire two automotive retail franchises. Businesses acquired through September 30, 2002 were accounted for under the purchase method of accounting and are included in the Unaudited Consolidated Financial Statements from the date of acquisition. During the nine months ended September 30, 2002 and 2001, the Company also paid $8.2 million and $10.5 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

     Purchase price allocations for 2002 are subject to final adjustment due to their recent closing dates. Preliminary purchase price allocations for business combinations during the nine months ended September 30 are as follows:

	2002	2001

Property and equipment	$29.1	$27.0
Goodwill	15.5	6.4
Franchise rights – indefinite-lived	98.6	35.4
Other intangibles subject to amortization	.5	—
Working capital	12.1	(8.6)
Debt assumed	—	12.1
Other assets	.2	.4

Cash used in acquisitions, net of cash acquired	$156.0	$72.7

     The Company’s unaudited pro forma consolidated results of operations, assuming such acquisitions had occurred at January 1, 2001, are as follows for the nine months ended September 30:

	2002	2001

Revenue	$15,077.0	$15,270.4
Net income	$306.1	$234.9
Diluted earnings per share	$.94	$.69

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

     In April 2001, the Company completed the sale of its New Jersey-based Flemington dealership group for net proceeds of $59.0 million.

12.       Finance Underwriting and Asset Securitizations

     In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its dealerships, which it determined was not a part of the Company’s core automotive retail business. The Company continues to provide automotive loans for its customers through unrelated third-party finance sources, which historically had provided more than 95% of the auto loans made to its customers.

     Through 2001, the Company sold installment loan finance receivables in securitization transactions through unrelated financial institutions. When the Company sold receivables in these securitization transactions, it retained interest-only strips, one or more subordinated tranches, servicing rights, and cash reserve accounts, all of which were classified as investments in securitizations. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected over the next three years. Finance receivables due within one year totaling $37.3 million and $67.2 million at September 30, 2002 and December 31, 2001, respectively, are classified as Receivables, Net in the accompanying Unaudited Consolidated Balance Sheets. Finance

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

receivables due after one year totaling $67.0 million and $108.5 million at September 30, 2002 and December 31, 2001, respectively, are classified as Other Assets in the accompanying Unaudited Consolidated Balance Sheets.

     Finance receivables consist of the following:

	September 30,	December 31,
	2002	2001

Finance leases	$9.5	$34.2
Installment loans	44.1	67.7
Investments in securitizations	50.7	73.8

Total finance receivables	$104.3	$175.7

     Interest-only strips, which represent the present value of the estimated future residual cash flows from securitized receivables, are carried at fair value. Certain of the Company’s interest-only strips are marked to fair value with unrealized gains or losses recorded directly to income. Other of the Company’s interest-only strips are marked to fair value with unrealized gains and losses recorded through other comprehensive income, unless an other than temporary impairment occurs in the valuation of the interest-only strip in which case the impairment is recorded directly to income. The Company estimates fair value utilizing valuation models based on the present value of future expected cash flows which use the Company’s best estimate and historical experience of key assumptions, including credit losses, voluntary prepayment speeds, and discount rates commensurate with the risks involved.

     Until December 2001, the Company securitized installment loan receivables through the issuance of asset-backed notes through non-consolidated qualified special purpose entities under a shelf registration statement. The Company provides credit enhancements related to these notes in the form of a 1% over-collateralization, a reserve fund and a third-party surety bond. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. The Company in turn has a sub-servicing arrangement with a third-party. Included in Other Current Liabilities and Other Liabilities in the accompanying Unaudited Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 is the current portion of the net servicing liability of $4.3 million and $3.0 million, respectively, and the long-term portion of the net servicing liability of $8.7 million and $12.4 million, respectively, relating to these arrangements. The servicing liability relates to loans that have been sold and continue to be serviced by the Company. The servicing liability is the present value, discounted at 7.4%, of the estimated excess of future sub-servicing costs over the future estimated servicing income. Substantially all of the beneficial interests in the debt of the qualified special purpose entities are held by unrelated third parties. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due, except to the extent of the Company’s remaining investments in securitizations.

     During the three and nine months ended September 30, 2001, the Company recognized pre-tax gains on the securitization of installment loan receivables of $1.0 million and $7.0 million, respectively, which has been included in Loan and Lease Underwriting Losses (Income), Net in the Unaudited Consolidated Income Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     At September 30, 2002, included in investments in securitizations are interest-only strips valued at $34.9 million and cash reserve accounts valued at $15.8 million, which have an aggregate weighted-average life of 1.03 years. The sensitivity of the current fair value of the investments in securitizations at September 30, 2002 to immediate 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in the indicated fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the investments in securitizations is calculated independently from any change in the other assumptions. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the disclosed estimated fair values should not be considered indicative of future earnings on these assets. The current rate assumptions below reflect the expected performance of the total loans securitized as of September 30, 2002.

		$ Effect on Investments in Securitizations of

	Current	10% Change	20% Change
Description	Rate Assumption	in Assumption	in Assumption

Voluntary prepayment speed (ABS)	1.50%	$2.2	$4.0
Expected credit losses (annual rate, excluding accrued interest)	2.90%	$3.1	$6.2
Discount rate on residual cash flows (annual rate)	9.15%	$.7	$1.4

     As of September 30, 2002 and 2001, the Company had expected static pool credit losses on its total serviced installment loan portfolio of 3.64% and 2.86%, respectively, (3.35% and 2.63%, respectively, excluding accrued interest). As of December 31, 2001, the amount was 3.89% (3.58% excluding accrued interest). Static pool credit losses represent estimated lifetime losses as a percentage of total amounts underwritten.

     The following summarizes information about total serviced installment loans and delinquencies:

	September 30, 2002		December 31, 2001

	Total Principal	Principal Amount of Loans	Total Principal	Principal Amount of Loans
	Amount of Loans	60 Days or More Past Due	Amount of Loans	60 Days or More Past Due

Loans securitized	$776.7	$9.7	$1,275.9	$12.3
Loans retained on balance sheet	44.1	2.8	67.7	5.5

Total loans serviced	$820.8	$12.5	$1,343.6	$17.8

     Net credit losses are charge-offs less recoveries and are based on total installment loans serviced. Net credit losses, including accrued interest, during the three and nine months ended September 30, 2002 totaled $5.0 million and $19.1 million, respectively. Net credit losses, including accrued interest, during the three and nine months ended September 30, 2001 totaled $7.7 million and $23.2 million, respectively.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.       Restructuring Activities and Impairment Charges

     During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of two major components: (1) exiting the used vehicle megastore business and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999, of which $416.4 million appears as Restructuring and Impairment Charges (Recoveries), Net in the Company’s 1999 Consolidated Income Statement. See additional discussion included in Note 13, Restructuring Activities and Impairment Charges, of the Company’s 2001 Annual Report on Form 10-K.

     The Company continues to dispose of its closed megastores and other properties, including closed lease properties, through sales to third parties. At September 30, 2002, properties held for sale, net totaled $71.7 million, including properties with total asset value of $61.5 million remaining to be sold of the total $285.3 million identified as part of the restructuring plan. These properties continue to be aggressively marketed. The Company expects that substantially all of the originally identified properties will be disposed of by the end of 2002. The following table summarizes activity and the remaining number of properties identified in the restructuring plan:

Megastore &
Other
Properties

Total, December 31, 1999	64
Properties sold	(30)
Properties placed back into service	(3)

Total, December 31, 2000	31
Properties sold	(16)
Properties placed back into service	(1)

Total, December 31, 2001	14
Properties placed back into service	(2)

Total, September 30, 2002	12

     Additionally, as part of the 1999 restructuring plan, 14 non-core dealerships were identified for divestiture, of which substantially all had been disposed of at December 31, 2001.

     Restructuring and impairment asset reserve amounts are treated as a direct reduction of the carrying amounts of related assets. The following summarizes the activity in the Company’s restructuring and impairment reserves related to the 1999 restructuring plan for the nine months ended September 30, 2002:

			Deductions
	Balance	Amounts Charged			Balance
	December 31, 2001	to Income	Cash	Non-cash	September 30, 2002

Asset reserves:
Asset impairment	$68.4	$1.2	$—	$(7.6)	$62.0
Accrued liabilities:
Severance and other exit costs	.2	—	(.2)	—	—

	$68.6	$1.2	$(.2)	$(7.6)	$62.0

     During the nine months ended September 30, 2002, amounts charged to income include an additional impairment charge of $1.2 million based on the re-evaluation of the fair value of a certain property held for sale.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The following summarizes the activity in the Company’s restructuring and impairment reserves related to the 1999 restructuring plan for the nine months ended September 30, 2001:

			Deductions
	Balance	Amounts Charged			Balance
	December 31, 2000	to Income	Cash	Non-cash	September 30, 2001

Asset reserves:
Asset impairment	$161.4	$3.7	$—	$(73.9)	$91.2
Accrued liabilities:
Severance and other exit costs	1.2	.3	(.9)	—	.6

	$162.6	$4.0	$(.9)	$(73.9)	$91.8

     During the nine months ended September 30, 2001, amounts charged to income include an additional impairment charge totaling $5.3 million based on the re-evaluation of the fair value of certain properties held for sale offset by the net gain on sold properties of $1.6 million.

     Additionally, in September 2002, the Company made the decision to relocate a franchised dealership located in a former megastore property and recognized a write-down on the property to be vacated of $9.5 million which has been included in the Other Losses (Gains) in the accompanying Unaudited Consolidated Income Statements.

14.       Commitments and Contingencies

Legal Proceedings

     The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     In an action filed in Florida state court in 1999, one of the Company’s subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company’s former used vehicle megastores. On October 31, 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class.

     In October 2000, the California Department of Motor Vehicles (“California DMV”) brought an action against one of the Company’s dealerships for alleged customer fraud as well as several other claims. In April 2001, the Company settled the California DMV action and a related action by the State of California. In April 2002, the Company reached a settlement of the three class actions related to its California dealership for alleged customer fraud and other claims. The Court has approved the final settlement, and the settlement was paid by the Company in July 2002, consisting of cash payments aggregating approximately $1.1 million as well as vouchers for free oil changes to the customers who were class members. There are no other material lawsuits pending with respect to this matter.

     Many of the Company’s Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two of the actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. The Company has appealed this decision.

     The Company intends to vigorously defend itself and assert available defenses with respect to each of the foregoing matters. Further, the Company may have certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

     In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety and other laws and regulations. The Company does not anticipate that the costs of complying with these laws and regulations will have a material adverse effect on its business, consolidated results of operations, cash flows or financial condition although such outcome is possible given the nature of the Company’s operations and the extensive legal and regulatory framework applicable to its business. The Company does not have any material known environmental commitments or contingencies.

Other Matters

     In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. At September 30, 2002, surety bonds, letters of credit and cash deposits totaled $58.3 million and have various expiration dates. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. As of September 30, 2002, the Company had $18.5 million in letters of credit outstanding.

15.       Discontinued Operations

     On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental Corporation (“ANC Rental”). In connection with the spin-off of ANC Rental, the Company agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. (“Mitsubishi”) and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental’s behalf. The Company is also a party to certain agreements with ANC Rental (the “ANC Rental Agreements”), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and the Company have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental’s bankruptcy, the Company was called on to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which it provided guarantees. As a result, the Company agreed to assume these real property leases, which expire in 2017, in order to control and attempt to mitigate its exposure relating thereto. In the fourth quarter of 2001, the Company incurred a pre-tax charge of $20.0 million to reflect its assumption of the nine leases with Mitsubishi and certain other costs that it expects to incur as a result of ANC Rental’s bankruptcy. The Company continues to guarantee the remaining three leases with Mitsubishi until their expiration in 2017, and the Company remains subject to various other ANC Rental obligations. ANC Rental has been accounted for as a discontinued operation and, accordingly, the Company expects that additional charges recorded by it pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact its reported results from continuing operations.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company reached an agreement with Mitsubishi in early 2002 pursuant to which its aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Based on ANC Rental’s continued performance under the motor vehicle lease agreement, the Company believes its financial exposure under the agreement will be minimal. The Company’s indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. The Company could have potential exposure under the indemnification obligations until approximately 2006. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to the Company under the terms of the ANC Rental Agreements may be extinguished or its claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to the Company in connection with payments made by the Company with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that the Company makes to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental’s automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next two to four years. The Company estimates that, based on its assessment of the risks involved in each matter and excluding the liabilities associated with the $20.0 million charge it incurred in the fourth quarter of 2001, its remaining potential pre-tax financial exposure related to ANC Rental may be in the range of $25.0 million to $50.0 million. However, the exposure is difficult to estimate and the Company cannot assure that its aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above, which could have a material adverse affect on the Company’s business, financial condition, cash flows and prospects. In addition, the Committee of Unsecured Creditors in the bankruptcy is presently investigating potential claims against the Company in connection with its prior ownership and spin-off of ANC Rental, including claims that ANC Rental was undercapitalized at the time of the spin-off. There can be no assurances that the Company will not be subject to these or other additional claims as a result of ANC Rental’s bankruptcy filing. If any such potential claims were to be brought against the Company, it would vigorously defend itself and assert available defenses. However, there can be no assurances that the Company would prevail in any such claims, or that a failure to prevail would not have a material adverse effect on the Company’s business, financial condition, cash flows and prospects.

16.       New Accounting Pronouncements

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS 146 will have a material impact on its consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to the Company’s audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s most recent Annual Report on Form 10-K.

Consolidated Results of Operations

     For the three months ended September 30, 2002 and 2001, the Company had net income of $106.7 million and $79.2 million, respectively, and diluted earnings per share of $.33 and $.24, respectively. For the nine months ended September 30, 2002 and 2001, the Company had net income of $302.2 million and $225.4 million, respectively, and diluted earnings per share of $.93 and $.67, respectively. Total revenue for the three months ended September 30, 2002 increased 3.7% to $5.2 billion from $5.0 billion reported a year earlier as total revenue rose 6.0% for new vehicles, 6.7% for finance and insurance and 2.2% for parts and service. Total gross margin increased 4.4% to $764.1 million from $731.8 million a year ago. The Company’s results were driven primarily by higher gross margins, lower inventory carrying costs, and the elimination of goodwill amortization.

     The following table provides a detailed reconciliation of how certain after-tax charges and gains have impacted net income and diluted earnings per share for the periods indicated (in millions, except earnings per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income, as reported	$106.7	$79.2	$302.2	$225.4
Certain charges and gains, net of tax:
Goodwill amortization	—	15.4	—	44.3
Gain on sale of Flemington dealership group	—	—	—	(11.8)
Loan and lease underwriting activity, net[1]	(3.7)	—	(5.5)	—
Other items, net[2]	—	(.6)	.7	4.9

Net income, excluding certain charges and gains	$103.0	$94.0	$297.4	$262.8

Diluted earnings per share, as reported	$.33	$.24	$.93	$.67
Goodwill amortization	—	.04	—	.13
Gain on sale of Flemington dealership group	—	—	—	(.04)
Loan and lease underwriting activity, net[1]	(.01)	—	(.02)	—
Other items, net[2]	—	—	—	.02

Diluted earnings per share, excluding certain charges and gains	$.32	$.28	$.91	$.78

[1] Loan and lease underwriting activity, net consists of 2002 activity for the Company’s finance underwriting business exited in December 2001.

[2] Other items, net consist of restructuring and related impairment charges, and write-downs of finance lease receivable residual values.

     Net income and diluted earnings per share, excluding certain charges and gains, above are presented on a basis other than accounting principles generally accepted in the United States. The above information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations.

Reported Operating Data

     The following table sets forth: (1) the components of total revenue; (2) the components of gross margin; (3) selling, general and administrative expenses; (4) store performance; (5) retail vehicle unit sales and (6) gross margin per vehicle retailed:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002	2001	$ Variance	% Variance	2002	2001	$ Variance	% Variance

($ in millions, except per vehicle data)
Revenue:
New vehicle	$3,174.6	$2,995.1	$179.5	6.0	$8,967.9	$8,804.0	$163.9	1.9
Used vehicle	980.2	978.6	1.6	.2	2,925.9	2,928.1	(2.2)	(.1)
Parts and service	626.5	613.2	13.3	2.2	1,861.0	1,814.2	46.8	2.6
Finance and insurance	138.9	130.2	8.7	6.7	393.4	363.9	29.5	8.1
Other	273.5	293.7	(20.2)	(6.9)	811.8	933.2	(121.4)	(13.0)

	$5,193.7	$5,010.8	$182.9	3.7	$14,960.0	$14,843.4	$116.6	.8

Gross margin:
New vehicle	$218.6	$208.3	$10.3	4.9	$639.5	$608.9	$30.6	5.0
Used vehicle	101.9	107.6	(5.7)	(5.3)	315.6	326.2	(10.6)	(3.2)
Parts and service	273.2	265.8	7.4	2.8	810.7	783.9	26.8	3.4
Finance and insurance	138.9	130.2	8.7	6.7	393.4	363.9	29.5	8.1
Other	31.5	19.9	11.6	58.3	77.2	64.5	12.7	19.7

	764.1	731.8	32.3	4.4	2,236.4	2,147.4	89.0	4.1
S,G&A – Store	536.1	522.8	(13.3)	(2.5)	1,569.8	1,543.5	(26.3)	(1.7)

Store performance	228.0	209.0	19.0	9.1	666.6	603.9	62.7	10.4
S,G&A – Corporate	32.6	32.0	(.6)	(1.9)	102.6	105.9	3.3	3.1
Depreciation	18.0	18.0	—		50.6	50.0	(.6)
Amortization	.5	20.4	19.9		1.9	60.8	58.9
Loan and lease underwriting losses (income), net	(6.0)	(.7)	5.3		(8.9)	6.9	15.8
Restructuring and impairment losses (recoveries), net	—	(.6)	(.6)		1.2	4.0	2.8
Other losses (gains)	2.2	(.3)	(2.5)		3.3	(19.3)	(22.6)

Operating income	$180.7	$140.2	$40.5	28.9	$515.9	$395.6	$120.3	30.4

Retail vehicle unit sales:
New vehicle	117,533	114,835	2,698	2.3	331,478	335,899	(4,421)	(1.3)
Used vehicle	64,420	65,569	(1,149)	(1.8)	191,990	194,504	(2,514)	(1.3)

	181,953	180,404	1,549	.9	523,468	530,403	(6,935)	(1.3)

Gross margin per vehicle retailed:
New vehicle	$1,860	$1,814	$46	2.5	$1,929	$1,813	$116	6.4
Used vehicle	$1,582	$1,641	$(59)	(3.6)	$1,644	$1,677	$(33)	(2.0)
Finance and insurance	$763	$722	$41	5.7	$752	$686	$66	9.6

     The following tables set forth: (1) revenue mix percentages; (2) operating items as a percentage of revenue; (3) other operating items as a percentage of total gross margin and (4) floorplan assistance and interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue mix percentages:
New vehicle	61.1%	59.8%	59.9%	59.3%
Used vehicle	18.9	19.5	19.6	19.7
Parts and service	12.1	12.2	12.4	12.2
Finance and insurance	2.7	2.6	2.6	2.5
Other	5.2	5.9	5.5	6.3

	100.0%	100.0%	100.0%	100.0%

Operating items as a percentage of revenue:
Gross margin:
New vehicle	6.9	7.0	7.1	6.9
Used vehicle	10.4	11.0	10.8	11.1
Parts and service	43.6	43.3	43.6	43.2
Finance and insurance	100.0	100.0	100.0	100.0
Other	11.5	6.8	9.5	6.9
Total	14.7	14.6	14.9	14.5
S,G&A – Store	10.3	10.4	10.5	10.4
Store performance	4.4	4.2	4.5	4.1
S,G&A – Corporate	.6	.6	.7	.7
Operating income	3.5	2.8	3.4	2.7
Net income	2.1	1.6	2.0	1.5
Other operating items as a percentage of total gross margin:
S,G&A – Store	70.2	71.4	70.2	71.9
Store performance	29.8	28.6	29.8	28.1
S,G&A – Corporate	4.3	4.4	4.6	4.9
Total S,G&A	74.4	75.8	74.8	76.8
Operating income	23.6	19.2	23.1	18.4

	Three Months Ended September 30,				Nine Months Ended September 30,

Floorplan assistance and interest expense:	2002	%	2001	%	2002	%	2001	%
($ in millions)
New vehicle gross margin, before floorplan	$204.1	6.4	$202.0	6.7	$598.7	6.7	$608.4	6.9
Floorplan assistance	33.1	1.0	33.0	1.1	96.1	1.1	107.6	1.2
Floorplan interest expense	(18.6)	(.6)	(26.7)	(.9)	(55.3)	(.6)	(107.1)	(1.2)

New vehicle gross margin, as presented	$218.6	6.9	$208.3	7.0	$639.5	7.1	$608.9	6.9

     New vehicle revenue increased 6.0% to $3.2 billion for the three months ended September 30, 2002 due to same store revenue increases and the impact of acquisitions completed during the latter part of the first quarter of 2002. New vehicle revenue increased 1.9% to $9.0 billion for the nine months ended September 30, 2002, primarily due to the impact of acquisitions. On a same store basis, new vehicle revenue for the three months ended September 30, 2002 increased 3.1% due to a 2.7% increase in average revenue per unit due to sales mix combined with a .4% increase in units. On a same store basis, new vehicle revenue remained relatively flat for the nine months ended September 30, 2002 compared to 2001 due to a 2.4% decrease in units that was largely offset by a 2.3% increase in average revenue per unit. The industry has benefited from continued high levels of consumer incentive programs from the manufacturers. Although the Company expects that manufacturer incentives will continue, it anticipates that new vehicle sales levels will moderate during the remainder of 2002 and that revenue for the three months ended December 31, 2002 will be lower compared to a period last year that benefited from significant manufacturer incentives.

     New vehicle gross margin reflects the net results of the sales price from the sale of a vehicle less vehicle acquisition costs, including vehicle net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers). New vehicle gross margin increased 4.9% to $218.6 million and 5.0% to $639.5 million for the three and nine months ended September 30, 2002, respectively. On a same store basis, new vehicle gross margin increased 1.6% and 2.4% for the three and nine months ended September 30, 2002, respectively. The increase in new vehicle gross margin was primarily the result of lower inventory carrying costs for the three and nine months ended September 30, 2002 compared to the same periods in 2001, with the Company benefiting primarily from lower interest rates. Interest rates declined significantly in the latter part of 2001, and although interest rates are expected to remain low, the Company may not realize the same level of year-over-year benefit from lower inventory carrying costs through the remainder of 2002 as compared to 2001.

     Used vehicle revenue increased .2% to $980.2 million during the three months ended September 30, 2002, due to the impact of acquisitions completed during the latter part of the first quarter of 2002, substantially offset by a same store decrease in revenue. Used vehicle revenue decreased .1% to $2.9 billion during the nine months ended September 30, 2002. On a same store basis, used vehicle revenue decreased by 3.4% and 2.5% for the three and nine months ended September 30, 2002, respectively, primarily attributable to a decrease in volume in part due to continued strong manufacturer incentives for new vehicles. Used vehicle gross margin as a percentage of revenue decreased 60 basis points to 10.4% for the three months ended September 30, 2002 and 30 basis points to 10.8% for the nine months ended September 30, 2002. On a same store basis, gross margin as a percent of revenue decreased 50 basis points to 10.5% and 40 basis points to 10.8% for the three and nine months ended September 30, 2002, respectively. Decreases in gross margin in 2002 are primarily due to the impact of new vehicle pricing due to manufacturer incentives and an oversupply of used vehicles in the marketplace.

     Parts and service revenue increased 2.2% to $626.5 million and 2.6% to $1.9 billion during the three and nine months ended September 30, 2002, respectively. On a same store basis, parts and service revenue decreased .6% for the three months ended September 30, 2002 and increased .8% for the nine months ended September 30, 2002. Revenue was lower compared to a period last year that included a large manufacturer recall. Parts and service gross margin increased 2.8% to $273.2 million for the three months ended September 30, 2002 and 3.4% to $810.7 million for the nine months ended September 30, 2002. On a same store basis, parts and service gross margin remained relatively flat for the three months ended September 30, 2002 compared to 2001, and increased 1.4% for the nine months ended September 30, 2002. As a percentage of reported revenue, parts and service gross margin increased 30 and 40 basis points for the three and nine months ended September 30, 2002, respectively, to 43.6% as a result of the Company’s continuing focus on initiatives to implement a pricing strategy, a team-based service process and a comprehensive parts and service marketing plan.

     Finance and insurance revenue and gross margin increased 6.7% to $138.9 million and 8.1% to $393.4 million for the three and nine months ended September 30, 2002, respectively. On a same store basis, finance and insurance revenue and gross margin increased 5.1% and 6.7% for the three and nine months ended September 30, 2002, respectively. Finance and insurance gross margin per vehicle retailed increased 5.7% to $763 and 9.6% to $752 for the three and nine months ended September 30, 2002, respectively, compared to the same period in 2001. Increases were primarily due to increased product penetration as a result of the continued usage of the Company’s menu-based finance and insurance sales process and standardized product pricing.

     Other revenue decreased 6.9% to $273.5 million and 13.0% to $811.8 million during the three and nine months ended September 30, 2002, respectively, primarily due to decreased used car wholesale activity partially offset by approximately $8 million of income due to loss claims experience improvements on certain extended warranty products, which may not be indicative of future performance. Other gross margin increased 58.3% to $31.5 million and 19.7% to $77.2 million during the three and nine months ended September 30, 2002, primarily due to the increase in extended warranty product income.

     Store level selling, general and administrative expenses were $536.1 million or 70.2% of total gross margin and $1.6 billion or 70.2% of total gross margin for the three and nine months ended September 30, 2002, respectively. This compares to 71.4% and 71.9% of total gross margin for the three and nine months ended September 30, 2001, respectively, as the Company continues to focus on cost-cutting initiatives and operational improvements. During the three months ended September 30, 2002, the Company wrote-off $5.1 million of uncollectible accounts receivable from fleet sales to a rental car business. The Company has significantly reduced fleet sales to rental car businesses, but expects to continue sales to high credit quality rental car businesses.

     Store performance was $228.0 million or 29.8% as a percentage of total gross margin for the three months ended September 30, 2002 compared to 28.6% for the three months ended September 30, 2001. Store performance margin was $666.6 million or 29.8% as a percentage of total gross margin for the nine months ended September 30, 2002 compared to 28.1% for the nine months ended September 30, 2001.

     Corporate selling, general and administrative expenses increased by $.6 million or 1.9% during the three months ended September 30, 2002. Corporate selling, general and administrative expenses decreased by $3.3 million or 3.1% during the nine months ended September 30, 2002. The decrease is primarily the result of the continued disposal of excess properties.

     Amortization was $.5 million and $1.9 million for the three and nine months ended September 30, 2002, respectively, as compared to $20.4 million and $60.8 million for the three and nine months ended September 30, 2001, respectively. The decrease is due to the elimination of goodwill amortization as a result of the adoption of new goodwill accounting rules effective January 1, 2002.

     As required by SFAS 142, the Company has completed impairment tests as of January 1, 2002 and June 30, 2002 for goodwill and intangibles with indefinite lives. These tests include determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred. Under the application of SFAS 142, future impairment of goodwill would result in a material, non-cash write-down of goodwill and could have a material adverse impact on the Company’s results of operations and shareholders’ equity.

     Loan and lease underwriting losses (income), net was ($6.0) million and ($8.9) million for the three and nine months ended September 30, 2002, respectively, as compared to ($.7) million and $6.9 million for the three and nine months ended September 30, 2001, respectively. The income in 2002 is the result of the Company’s continued focus on the management of its finance receivables and improved collections as part of its exit from the business of underwriting retail automobile loans.

     Other losses of $2.2 million for the three months ended September 30, 2002 were primarily the result of a property write-down partially offset by a gain on the transfer of reinsurance agreements as further discussed in Notes 13 and 4 to the Unaudited Consolidated Financial Statements, respectively. Other income of $19.3 for the nine months ended September 30, 2001 was primarily from the sale of the Company’s New Jersey-based Flemington dealership group.

Same Store Operating Data

     Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of the Company’s ownership or operation. The following table sets forth: (1) the components of same store revenue; (2) the components of same store gross margin; (3) same store selling, general and administrative expenses; (4) same store performance; (5) retail vehicle same store unit sales and (6) gross margin per vehicle retailed:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002	2001	$ Variance	% Variance	2002	2001	$ Variance	% Variance

($ in millions, except per vehicle data)
Revenue:
New vehicle	$3,082.0	$2,990.7	$91.3	3.1	$8,719.3	$8,731.9	$(12.6)	(.1)
Used vehicle	944.4	978.0	(33.6)	(3.4)	2,833.4	2,904.7	(71.3)	(2.5)
Parts and service	605.4	609.2	(3.8)	(.6)	1,803.8	1,789.4	14.4	.8
Finance and insurance	135.4	128.8	6.6	5.1	384.3	360.1	24.2	6.7
Other	253.3	288.9	(35.6)	(12.3)	764.2	902.9	(138.7)	(15.4)

	$5,020.5	$4,995.6	$24.9	.5	$14,505.0	$14,689.0	$(184.0)	(1.3)

Gross margin:
New vehicle	$211.4	$208.1	$3.3	1.6	$619.6	$605.0	$14.6	2.4
Used vehicle	99.0	107.5	(8.5)	(7.9)	307.4	324.0	(16.6)	(5.1)
Parts and service	263.5	263.8	(.3)	(.1)	784.3	773.1	11.2	1.4
Finance and insurance	135.4	128.8	6.6	5.1	384.3	360.1	24.2	6.7
Other	29.1	16.1	13.0	80.7	69.3	56.6	12.7	22.4

	738.4	724.3	14.1	1.9	2,164.9	2,118.8	46.1	2.2
S,G&A – Store	519.7	519.9	.2	—	1,520.6	1,523.3	2.7	.2

Store performance	$218.7	$204.4	$14.3	7.0	$644.3	$595.5	$48.8	8.2

Retail vehicle unit sales:
New vehicle	115,080	114,674	406	.4	325,090	333,102	(8,012)	(2.4)
Used vehicle	63,089	65,535	(2,446)	(3.7)	188,265	192,930	(4,665)	(2.4)

	178,169	180,209	(2,040)	(1.1)	513,355	526,032	(12,677)	(2.4)

Gross margin per vehicle retailed:
New vehicle	$1,837	$1,815	$22	1.2	$1,906	$1,816	$90	5.0
Used vehicle	$1,569	$1,640	$(71)	(4.3)	$1,633	$1,679	$(46)	(2.7)
Finance and insurance	$760	$715	$45	6.3	$749	$685	$64	9.3

     The following table sets forth: (1) same store revenue mix percentages; (2) same store operating items as a percentage of revenue and (3) same store other operating items as a percentage of total gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue mix percentages:
New vehicle	61.4%	59.9%	60.1%	59.4%
Used vehicle	18.8	19.6	19.5	19.8
Parts and service	12.1	12.2	12.4	12.2
Finance and insurance	2.7	2.6	2.6	2.5
Other	5.0	5.7	5.4	6.1

	100.0%	100.0%	100.0%	100.0%

Operating items as a percentage of revenue:
Gross margin:
New vehicle	6.9	7.0	7.1	6.9
Used vehicle	10.5	11.0	10.8	11.2
Parts and service	43.5	43.3	43.5	43.2
Finance and insurance	100.0	100.0	100.0	100.0
Other	11.5	5.6	9.1	6.3
Total	14.7	14.5	14.9	14.4
S,G&A – Store	10.4	10.4	10.5	10.4
Store performance	4.4	4.1	4.4	4.1
Other operating items as a percentage of total gross margin:
S,G&A – Store	70.4	71.8	70.2	71.9
Store performance	29.6	28.2	29.8	28.1

Business Acquisitions

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

     During the nine months ended September 30, 2002, the Company acquired nine automotive retail dealerships. The Company paid $156.0 million in cash for these acquisitions. During the nine months ended September 30, 2002, the Company also paid $8.2 million in deferred purchase price for certain prior year automotive retail acquisitions.

Restructuring Activities and Impairment Charges

     During the fourth quarter of 1999, the Company approved a plan to restructure certain of its operations. The restructuring plan was comprised of two major components: (1) exiting the used vehicle megastore business and (2) reducing the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999, of which $416.4 million appears as Restructuring and Impairment Charges (Recoveries), Net in the Company’s 1999 Consolidated Income Statement. See additional discussion included in Note 13, Restructuring Activities and Impairment Charges, of the Company’s 2001 Annual Report on Form 10-K.

     The Company continues to dispose of its closed megastores and other properties, including closed lease properties, through sales to third parties. At September 30, 2002, properties held for sale, net are $71.7 million, including properties with total asset value of $61.5 million remaining to be sold of the total $285.3 million identified as part of the restructuring plan. These properties continue to be aggressively marketed. The Company expects that substantially all of the originally identified properties will be disposed of by the end of 2002. The following table summarizes activity and the remaining number of properties identified in the restructuring plan:

Megastore &
Other
Properties

Total, December 31, 1999	64
Properties sold	(30)
Properties placed back into service	(3)

Total, December 31, 2000	31
Properties sold	(16)
Properties placed back into service	(1)

Total, December 31, 2001	14
Properties placed back into service	(2)

Total, September 30, 2002	12

     Additionally, as part of the 1999 restructuring plan, 14 non-core dealerships were identified for divestiture, of which substantially all had been disposed of at December 31, 2001.

     Restructuring and impairment asset reserve amounts are treated as a direct reduction of the carrying amounts of related assets. The following summarizes the activity in the Company’s restructuring and impairment reserves related to the 1999 restructuring plan for the nine months ended September 30, 2002 (in millions):

			Deductions
	Balance	Amounts Charged			Balance
	December 31, 2001	to Income	Cash	Non-cash	September 30, 2002

Asset reserves:
Asset impairment	$68.4	$1.2	$—	$(7.6)	$62.0
Accrued liabilities:
Severance and other exit cost	.2	—	(.2)	—	—

	$68.6	$1.2	$(.2)	$(7.6)	$62.0

     During the nine months ended September 30, 2002, amounts charged to income include an additional impairment charge of $1.2 million based on the re-evaluation of the fair value of a certain property held for sale.

     The following summarizes the activity in the Company’s restructuring and impairment reserves related to the 1999 restructuring plan for the nine months ended September 30, 2001 (in millions):

			Deductions
	Balance	Amounts Charged			Balance
	December 31, 2000	to Income	Cash	Non-cash	September 30, 2001

Asset reserves:
Asset impairment	$161.4	$3.7	$—	$(73.9)	$91.2
Accrued liabilities:
Severance and other exit cost	1.2	.3	(.9)	—	.6

	$162.6	$4.0	$(.9)	$(73.9)	$91.8

     During the nine months ended September 30, 2001, amounts charged to income include an additional impairment charge totaling $5.3 million based on the re-evaluation of the fair value of certain properties held for sale offset by the net gain on sold properties of $1.6 million.

     Additionally, in September 2002, the Company made the decision to relocate a franchised dealership located in a former megastore property and recognized a write-down on the property to be vacated of $9.5 million which has been included in the Other Losses (Gains) in the accompanying Unaudited Consolidated Income Statements.

Non-Operating Income (Expense)

Other Interest Expense

     Other interest expense for the three and nine months ended September 30, 2002 was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes issued in August 2001. Other interest expense was $13.0 million and $11.2 million for the three months ended September 30, 2002 and 2001, respectively, and $36.7 million and $30.6 million for the nine months ended September 30, 2002 and 2001, respectively.

Interest Income

     Interest income was $2.6 million and $2.5 million for the three months ended September 30, 2002 and 2001, respectively, and $8.6 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively. The increase for the nine months ended September 30, 2002 as compared to 2001 is primarily due to higher average cash and investment balances in 2002, partially offset by lower interest rates.

Income Taxes

     The provision for income taxes was $66.1 million and $50.7 million for the three months ended September 30, 2002 and 2001, respectively, and $187.2 million and $143.3 million for the nine months ended September 30, 2002 and 2001, respectively. Income taxes have been provided based upon the Company’s anticipated annual effective income tax rate. The decrease in the effective tax rate in 2002 primarily reflects the impact of the elimination of goodwill amortization, partially offset by anticipated increases to the Company’s blended state tax rates.

Other Income (Expense)

     Other income (expense) was $2.5 million and ($1.6) million for the three months ended September 30, 2002 and 2001, respectively, and $1.6 million and ($2.4) million for the nine months ended September 30, 2002 and 2001, respectively. As discussed in Note 4 to the Notes to Unaudited Consolidated Financial Statements, in September 2002, one of the Company’s captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred its risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company. As a result of the transaction, the Company liquidated related restricted assets, realizing a $3.1 million gain on the sale, largely offset by other non-recurring miscellaneous expenses for the three months ended September 30, 2002.

Financial Condition

     At September 30, 2002, the Company had $169.7 million of unrestricted cash and cash equivalents. The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2002 for another 364-day term to August 2003. The five-year facility, which expires in August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company’s dealerships, and are guaranteed by substantially all of the Company’s subsidiaries. As of September 30, 2002, no amounts were drawn on these revolving credit facilities.

     The Company also has $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.

     In conjunction with the revolving credit facilities and senior unsecured notes offering, the Company received corporate credit ratings from rating agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings, and certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings. In the event of a downgrade in the Company’s credit ratings, none of the covenants would be impacted and the Company would continue to have access to the revolving credit facilities, but at higher rates of interest.

     At September 30, 2002, the Company had $148.0 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate and is secured by mortgages on certain of the Company’s dealerships’ real property.

     The Company finances its new vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of September 30, 2002, aggregate capacity of the facilities was approximately $3.5 billion, subject to collateral limitations. The Company finances its used vehicle inventory primarily through cash flow from operations and revolving credit facilities. From time to time, the Company uses excess cash to temporarily reduce outstanding floorplan notes payable. As of September 30, 2002, net floorplan notes payable reductions exceeded $100 million.

     The Company sells and receives commission on the following types of insurance and other products: extended warranties, guaranteed auto protection, credit insurance, lease “wear and tear” insurance, and theft protection products. The products it offers include products that are sold and administered by independent third-parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to its arrangements with these third-party finance and insurance product providers, the Company either sells the products on a straight commission basis or it sells the product, recognizes commission and may assume some or all of the underwriting risk through reinsurance agreements with its captive insurance subsidiaries. The Company maintains restricted cash and investments in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to its captive insurance subsidiaries. At September 30, 2002, the Company has restricted assets in excess of requirements totaling approximately $23 million. The Company is in the process of obtaining authorization to transfer these amounts to unrestricted accounts.

     During the nine months ended September 30, 2002, the Company repurchased 13.8 million shares of its common stock for an aggregate purchase price of $199.0 million. From 1998 through September 30, 2002, an aggregate of 168.6 million shares of common stock have been acquired under the Company’s share repurchase programs for an aggregate purchase price of $1.9 billion, leaving approximately $61.3 million available for share repurchases under the current program authorized by the Company’s Board of Directors. In October 2002, the Company’s Board of Directors authorized an additional $500.0 million share repurchase program.

     In connection with the Company’s share repurchase program, in October 2002, the Board of Directors authorized the Company to solicit consents from holders of its $450.0 million of 9.0% senior unsecured notes due August 1, 2008 to amend the indenture governing such notes (the “Indenture”), and to enter into an amendment of the Company’s revolving credit facilities. The principal purpose of the proposed amendments is to modify the restricted payments covenant under the Indenture and the revolving credit facilities to increase the Company’s share repurchase capacity by $400 million.

     The Company evaluates share repurchases based on such factors as the market price of its common stock, the potential impact on its capital structure and the expected return on competing uses of its capital such as strategic dealership acquisitions and capital investments in its current businesses. In light of current market conditions and other factors, upon a successful completion of the consent solicitation and an amendment to the Company’s revolving credit facilities as described above, the Company may repurchase shares at a higher level in the fourth quarter of 2002 and next year.

     On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. In connection with the spin-off of ANC Rental, the Company agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. (“Mitsubishi”) and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental’s behalf. The Company is also a party to certain agreements with ANC Rental (the “ANC Rental Agreements”), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and the Company have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. For further discussion see Note 15, Discontinued Operations, to Unaudited Consolidated Financial Statements.

     At September 30, 2002 and December 31, 2001, the Company had $873.9 million and $853.8 million, respectively, of net deferred income tax liabilities. The Company provides for deferred income taxes in its Unaudited Consolidated Financial Statements to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In 1997 and 1999, the

Company engaged in certain transactions that are of a type that the IRS has indicated it intends to challenge. Approximately $680 million of the Company’s net deferred tax liabilities relates to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating projected tax deductions relating to employee health and welfare benefits to which the Company would have been entitled upon providing such benefits in the future, and which deductions it is currently foregoing. These transactions are currently under review by the IRS, and the Company has been engaged in ongoing discussions regarding the tax treatment of these transactions.

     In October 2002, the IRS announced a settlement initiative aimed at resolving these types of transactions during 2003. The settlement initiative includes settlement guidelines for companies that elect to enter into the settlement program offered by the IRS. The IRS’s review of the Company’s transactions is almost complete, and the Company anticipates entering into settlement negotiations with respect to the tax treatment of these transactions in the fourth quarter of 2002.

     Based on the settlement guidelines issued by the IRS and an assessment of the Company’s tax position with respect to the transactions, the Company estimates that, in connection with a possible settlement, it could owe the IRS net aggregate payments in the range of approximately $500 million to $550 million, a substantial portion of which might be deferred over up to a 15-year period. The Company estimates that the initial net payment in connection with such a settlement could be in the range of approximately $200 million to $400 million, with the remaining amount deferred. The Company presently expects that, if a settlement were reached with the IRS, any such initial payment would be made in late 2003. There can be no assurance that the Company will settle the tax treatment of the transactions with the IRS. If the Company does reach a settlement, there can be no assurance that it will be on the terms outlined above, including with respect to the amount or timing of payments.

     The Company believes that its tax returns appropriately reflect such transactions, and that it has established adequate reserves with respect to any tax liabilities relating to these transactions. However, adverse resolution of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Legal Proceedings

     See discussion in Note 14, Commitments and Contingencies, to Unaudited Consolidated Financial Statements.

Loan and Lease Underwriting Activities

     In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its dealerships, which it determined was not a part of the Company’s core automotive retail business. The Company continues to provide automotive loans for its customers through unrelated third-party finance sources, which historically had provided more than 95% of the auto loans made to its customers. At September 30, 2002 and December 31, 2001, the Company had finance receivables totaling $104.3 million and $175.7 million, respectively, including investments in securitizations of $50.7 million and $73.8 million, respectively. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected over the next three years. See discussion in Note 12, Finance Underwriting and Asset Securitizations, of the Notes to Unaudited Consolidated Financial Statements.

Cash Flows

     Cash and cash equivalents increased by $41.6 million and $4.5 million during the nine months ended September 30, 2002 and 2001, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

     Cash provided by operating activities was $334.5 million and $401.3 million during the nine months ended September 30, 2002 and 2001, respectively.

     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable, which directly relate to vehicle inventory. From time to time, the Company uses excess cash to temporarily reduce outstanding floorplan notes payable. As of September 30, 2002, net floorplan notes payable reductions exceeded $100 million.

Cash Flows from Investing Activities

     Cash flows from investing activities consist primarily of cash used in capital additions, activity from acquisitions and divestitures, activity of installment loan receivables, purchases and sales of investments and other transactions as further described below.

     Capital expenditures, excluding property operating lease buy-outs, were $99.9 million and $86.3 million during the nine months ended September 30, 2002 and 2001, respectively. Property operating lease buy-outs were $11.0 million for the nine months ended September 30, 2002. The Company is in the process of analyzing certain of its higher cost operating leases and evaluating alternatives in order to lower the effective financing costs.

     Cash used in business acquisitions was $164.2 million and $83.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash used in business acquisitions was due to acquisitions in 2002 of the Chicago-based Laurel dealership group, Hudiburg Chevrolet in Fort Worth, Texas, and Claridge’s BMW in California.

     During the nine months ended September 30, 2001, the Company received $59.0 million of cash from the divestiture of the Company’s New Jersey-based Flemington dealership group.

     Collections of installment loan receivables and other related items totaled $72.0 million and $122.0 million for the nine months ended September 30, 2002 and 2001, respectively. There was no funding or proceeds from securitizations of installment loans receivables for the nine months ended September 30, 2002, as a result of the Company’s decision to exit the business of underwriting retail automobile loans in December 2001.

     In September 2002, one of the Company’s captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred its risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company. The Company transferred $66.6 million of restricted assets to the third-party insurance company in exchange for the assumption of the related insurance reserves.

     During the nine months ended September 30, 2001, the Company invested restricted cash deposits under various insurance programs in restricted investments.

Cash Flows from Financing Activities

     Cash flows from financing activities consisted primarily of treasury stock purchases and proceeds from stock option exercises.

     During the nine months ended September 30, 2002 and 2001, the Company spent $199.0 million and $187.2 million, respectively, to repurchase shares of common stock under the Company’s Board-approved share repurchase programs.

     During the nine months ended September 30, 2002 and 2001, proceeds from the exercises of stock options were $75.6 million and $2.5 million, respectively. Increased activity in 2002 was due to higher market prices for the Company’s common stock which resulted in more exercises of stock options outstanding. A substantial portion of stock option exercises during the first six months of 2002 were made by former employees of the Company who had retained stock options as part of the ANC Rental spin-off on June 30, 2000. These options expired on June 30, 2002.

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

Seasonality

     The Company’s operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, the Company expects its revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentives programs. Comparisons of the Company’s sales and operating results between different quarters within a single year are, therefore, not necessarily indicators of future performance.

Forward-Looking Statements

     The Company’s business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of its common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Form 10-Q, as well as other written or oral statements made from time to time by the Company or by its authorized executive officers on the Company’s behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends for its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and it sets forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that the Company’s forward-looking statements speak only as of the date of this Form 10-Q or when made and the Company undertakes no duty or obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations, plans, intentions and projections reflected in its forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that the Company’s shareholders and prospective investors should consider include, but are not limited to, the following:

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and manufacturer incentive programs; new vehicle sales are expected to moderate during the remainder of 2002 and new vehicle revenue for the three months ended December 31, 2002 are expected to be lower compared to a period last year that benefited from significant manufacturer incentives; significantly lower actual sales levels could materially adversely impact the Company’s business.

•	The Company has engaged in certain transactions that are under review by the IRS and may have a material adverse effect on its financial condition and cash flows.

•	ANC Rental Corporation filed for Chapter 11 bankruptcy protection in November 2001. Accordingly, the Company has been called on to perform under certain guarantees with respect to ANC Rental, it may be called on to perform under additional credit enhancements and guarantees in the future, it may have claims against ANC Rental that may be discharged in bankruptcy and it may be subject to other claims, any of which could have a material adverse effect on its business, financial condition, cash flows and prospects.

•	The Company is subject to residual value risk and consumer credit risk in connection with its lease portfolio, consumer credit risk in connection with its finance receivables and related assets and underwriting risk in connection with its reinsurance of warranty and protection products.

•	The Company’s revolving credit facilities and the indenture relating to its senior unsecured notes contain certain restrictions on the Company’s ability to conduct its business.

•	The Company is subject to interest rate risk in connection with its floorplan notes payable, revolving credit facilities and mortgage facilities. Increases in interest rates may adversely affect its results of operations and cash flows.

•	The Company’s dealerships are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect its dealership operations and, in turn, affect its business, results of operations, financial condition, cash flows and prospects.

•	The Company is subject to restrictions imposed by vehicle manufacturers that may adversely impact its business, financial condition, results of operations, cash flows and prospects, including its ability to acquire new dealerships.

•	The Company is subject to numerous legal and administrative proceedings (including with respect to the Company’s sales of finance and insurance products), which, if the outcomes are adverse to the Company, could adversely affect its business, operating results and prospects.

•	The Company is subject to extensive governmental regulation and if it is found to be in violation of any of these regulations, its business, operating results and prospects could suffer.

•	The Company may encounter limitations on its ability to acquire automotive dealerships in key markets on favorable terms or at all, which may materially adversely affect its ability to execute its acquisition strategy.

•	The Company must test its intangibles for impairment at least annually. Under the application of SFAS 142, future impairment of goodwill would result in a material, non-cash write-down of goodwill and could have a material adverse impact on the Company’s results of operations and shareholders’ equity.

     Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and to the Company’s subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s major market risk exposure is changing interest rates. The Company’s policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. At September 30, 2002 and December 31, 2001, the Company did not have any derivative instruments outstanding.

     Reference is made to the Company’s quantitative disclosures about market risk as of December 31, 2001 included in the Company’s Annual Report on Form 10-K.

ITEM 4.       CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In October 2000, the California Department of Motor Vehicles (“California DMV”) brought an action against one of the Company’s dealerships for alleged customer fraud as well as several other claims. In April 2001, the Company settled the California DMV action and a related action by the State of California. In April 2002, the Company reached a settlement of the three class actions related to its California dealership for alleged customer fraud and other claims. (The foregoing matters were previously discussed in the Legal Proceedings sections of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2002 and June 30, 2002). The Court has approved the final settlement, and the settlement was paid by the Company in July 2002, consisting of cash payments aggregating approximately $1.1 million as well as vouchers for free oil changes to the customers who were class members. There are no other material lawsuits pending with respect to this matter.

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

     In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety and other laws and regulations. The Company does not anticipate that the costs of complying with these laws and regulations will have a material adverse effect on its business, consolidated results of operations, cash flows or financial condition although such outcome is possible given the nature of the Company’s operations and the extensive legal and regulatory framework applicable to its business. The Company does not have any material known environmental commitments or contingencies.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Form 8-K, dated September 19, 2002 (filed September 19, 2002), Item 5, reporting that on September 19, 2002, AutoNation, Inc. announced that its Board of Directors named Michael J. Jackson, Chairman of the Board, effective January 1, 2003.

Form 8-K, dated August 14, 2002 (filed August 14, 2002), Item 9, reporting that on August 14, 2002 the Chief Executive Officer, Michael J. Jackson, and the Chief Financial Officer, Craig T. Monaghan, submitted to the Securities and Exchange Commission (“SEC”) sworn statements in the form required under the SEC’s order issued on June 27, 2002.

Form 8-K/A, dated May 30, 2002 (filed July 10, 2002), Item 7, including revised letter of Arthur Andersen, LLP regarding change in certifying accountant.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.

By:	/s/ Patricia A. McKay

Patricia A. McKay Senior Vice President-Finance (PRINCIPAL ACCOUNTING OFFICER)

Date: October 24, 2002

CERTIFICATIONS

I, Michael J. Jackson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AutoNation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002

/s/ Michael J. Jackson

Michael J. Jackson Chief Executive Officer

CERTIFICATIONS

I, Craig T. Monaghan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AutoNation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002

/s/ Craig T. Monaghan

Craig T. Monaghan Senior Vice President & Chief Financial Officer