Form 10-K
period 2002-12-31
AUTONATION INC /FL
filed 2003-02-28
CIK 350698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-13107

AutoNation, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	73-1105145 (I.R.S. Employer Identification No.)

110 S.E. 6th Street, Fort Lauderdale, Florida (Address of Principal Executive Offices)	33301 (Zip Code)

(954) 769-6000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title Of Each Class Common Stock, Par Value $.01 Per Share	Name Of Each Exchange On Which Registered The New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

      As of June 28, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3,005,000,000 based on the closing price of the common stock on The New York Stock Exchange on such date.

      As of February 26, 2003 the registrant had 289,883,210 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Part IV — Portions of previously filed reports and registration statements.

INDEX

TO FORM 10-K

i

PART I

Item 1. BUSINESS

Introduction

      AutoNation, Inc. is the largest automotive retailer in the United States. As of December 31, 2002, we owned and operated 369 new vehicle franchises from 282 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our dealerships, which we believe include some of the most recognizable and well-known dealerships in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2002, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.

      We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, reducing redundant operating expenses, improving asset management and sharing and implementing best practices across our dealerships.

      Our common stock, par value $.01 per share, is listed on The New York Stock Exchange under the symbol “AN.” For information concerning our financial condition, results of operations and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business, operations, financial performance and cash flows that we describe below under “Risk Factors.”

     Availability of Reports and Other Information

      Our corporate website is http://www.AutoNation.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission (the “Commission”). In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

Business Strategy

      As a specialty retailer, our business model is focused on developing and maintaining long-term relationships with our customers. The foundation of our business model is operational excellence. We are pursuing the following strategies to achieve our targeted level of operational excellence:

•	Deliver a superior customer experience at our dealerships.

•	Leverage our significant scale to improve our operating efficiency.

•	Increase our productivity.

•	Build a powerful brand in each of our local markets.

      Our strategies are supported by our use of information technology. We have used our significant scale to become an industry leader in marketing our dealerships and vehicle inventory via the Internet. By pursuing our strategies and leveraging information technology to enhance our customer relationships, we hope to convince potential customers who live or work in our markets that an educated vehicle buying decision cannot be made without considering our dealerships.

     Deliver a Superior Customer Experience

      Our goal is to deliver a superior customer experience at our dealerships. Our efforts to improve our customers’ experiences at our dealerships include the following practices and initiatives in key areas of our business:

•	Customer Service: The success of our dealerships depends in significant part on our ability to develop positive relationships with our customers. We have developed and are testing at certain of our dealerships standardized customer-friendly sales and service processes that we expect to improve the experiences of our customers. We also base the compensation of our key dealership personnel on, among other things, the quality of customer service they provide in connection with vehicle sales and service, as measured by their dealership’s customer satisfaction index, or CSI, scores. These CSI scores are derived from data accumulated by the vehicle manufacturers through individual customer surveys.

•	Parts and Service Sales: Our dealerships’ goal is to make it easy for customers to service their vehicles with us. Our key initiatives to accomplish this include offering our customers key features that differentiate us from our competitors, such as the variety of services we provide on a “Fast or Free” basis (for example, our dealerships in certain markets offer to complete a customer’s oil change within 30 minutes or it is free), our extended evening and weekend service hours and the competitive pricing we offer for widely available services. Our dealerships utilize our team-based Advanced Production Structure (APS) service process in which small dedicated teams of technicians and customer specialists work together to maximize service efficiency and customer satisfaction. We also are focused on managing our service pricing to ensure that, in addition to being competitive within the local market, it is standardized and transparent to our customers. We expect these efforts, which include market- and brand-specific grid pricing and a menu-driven selection process, to improve our customers’ satisfaction with our service process and improve our margins.

•	Finance and Insurance and Other Aftermarket Product Sales: We continue to improve our finance and insurance business by implementing standardized best operating practices across our dealership network, such as the use of our customer-friendly finance and insurance menu, our standardized district-specific pricing guidelines and our standardized closing process. Additionally, we continue to focus on optimizing the mix of retail finance sources available for our customers’ convenience.

     Leverage Our Significant Scale

      We continue to leverage our status as the largest automotive retailer in the United States to further improve our cost structure by obtaining significant cost savings in our business. The following practices and initiatives reflect our deep commitment to cost management:

•	Manage Costs and Maximize Buying Power: We are managing our business and leveraging our scale to take costs out of our business and to maximize our buying power. We have begun to implement in certain of our operating districts our “Shared Resource Center” (SRC) concept, which we intend to roll out across all of our operating districts. Each SRC will permit us to centralize certain key accounting and administrative activities, including payroll functions, within each of our districts, which we expect to improve our business controls and facilitate asset management and vendor consolidation. We also continue to develop national vendor relationships to standardize our dealerships’ approach to purchasing certain equipment, supplies and services and to leverage our scale to improve our buying power.

•	Manage New and Used Vehicle Inventories: We are managing our new and used vehicle inventories to optimize our dealerships’ supply and mix of vehicle inventory. During 2002, we continued to use our web-based tracking system and began using a proprietary forecasting tool that enables our dealerships to enhance their vehicle inventory management and ordering. We also are (1) managing our new and used vehicle inventories across the dealerships within each of our markets and (2) targeting our inventory purchasing to the more popular model packages.

•	Used Vehicle Sales: We are the largest retailer of used vehicles in the United States. Each of our dealerships offers a variety of used vehicles. We are leveraging our status as the largest retailer of new vehicles in the country to develop competitive advantages over our principal used vehicle competitors and to improve our used vehicle business. We accept as trade-ins more used vehicles than any other auto retailer, which we believe gives us the best access to the most desirable used vehicle inventory. We also believe that, as a result of the scale of our new vehicle dealerships, we are in a superior position to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which we believe are improving consumers’ attitudes toward used vehicles. Our used vehicle business strategy is focused on (1) using our customized vehicle inventory management system, which is our standardized approach to pricing, inventory mix and used vehicle asset management based on our established best practices, and (2) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size. We also have dedicated management personnel in each of our ten geographic operating districts to oversee and optimize our used vehicle operations. We continue to utilize the Internet to improve our used vehicle operations by providing consumers an easy-to-navigate means to view our large on-line inventory of used vehicles.

     Increase Productivity

      The following are examples of key initiatives we have implemented to increase productivity:

•	Manage Compensation: We intend to continue improving the variability of our compensation expense, which is one of our most significant costs, by developing and implementing standardized compensation guidelines at each of our dealerships, taking into account our sales volume objectives, the vehicle brand and the size of the dealership.

•	Improve Our Dealerships’ Service Capacity: We have developed and are implementing at our dealerships our proprietary Production Planning and Tracking System, which is a customized server-based program that allows us to track each of our service technicians on a day-to-day basis to maximize productivity and performance. Additionally, we expect our dealerships’ team-based APS service process to continue to result in gains in labor productivity and customer satisfaction in our service departments.

•	Finance and Insurance and Other Aftermarket Product Sales: Each new or used vehicle sale presents our dealerships with the opportunity to arrange for financing of the vehicle through vehicle manufacturers’ captive finance subsidiaries and other preferred third party lenders and to sell an extended service contract, vehicle protection products and other aftermarket products, such as vehicle accessories, maintenance programs or a theft deterrent system, most of which are offered and administered by independent third parties. We continue to focus on improving this area of our business by (1) implementing initiatives through finance and insurance management personnel in each of our operating districts, (2) utilizing standardized compensation guidelines for all of our finance and insurance associates, (3) focusing on implementing our standardized menu-driven sales process in all of our stores and (4) continuing to add to our product mix to offer additional high-value products to our customers.

•	Information Technology: We are focused on leveraging information technology to enhance our customer relationships and increase both productivity and market share. We continue to use eCompass, our proprietary web-based customer relationship management tool, across all of our dealerships. We recently expanded its application beyond eCommerce to handle showroom and telephone traffic. We are focusing on implementing ShowroomCompass, as well as other tools, across all of our stores to better understand our customer traffic flows, manage our showroom sales process and manage our long-term customer relationships. We expect this tool to enable us to promote and sell our vehicles and other products more efficiently and effectively.

     Build Powerful Local-Market Brands

      In many of our key markets where we have significant market share, we are marketing our dealerships under a single market-specific retail brand. We continue to position these market-specific retail brands to communicate to customers the key features that we believe differentiate our dealerships in our branded markets from our competitors, such as the variety of services we provide on a “Fast or Free” basis, our extended evening and weekend service hours and the competitive pricing we offer for widely available services. We believe that by having our dealerships within each local market speak with one voice to the automobile-buying public we can achieve marketing and advertising cost savings and efficiencies that generally are not available to many of our local competitors. We also believe that we can create superior retail brand awareness in our markets. Since our inaugural launch of the “John Elway” brand across our Denver dealerships in December 1998, we have launched seven other local brands in our key markets, including “Maroone” in South Florida, “AutoWay” in Tampa, Florida, “Courtesy” in Orlando, Florida, “Desert” in Las Vegas, Nevada, “Team” in Atlanta, Georgia, “Mike Shad” in Jacksonville, Florida, and “Dobbs” in Memphis, Tennessee. We expect to launch additional local retail brands during 2003. We expect that the dealerships we own in markets in which we use a single local retail brand as of December 31, 2003 will account for approximately half of our total sales during fiscal 2003.

Operations

      As of December 31, 2002, we owned and operated 369 new vehicle franchises from 282 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our dealerships, which we believe include some of the most recognizable and well-known dealerships in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2002, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.

      Our dealerships offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. For a discussion of how we intend to leverage our strengths to improve our operations, you should read the “Business Strategy” section of this document.

      Each of our dealerships acquires new vehicles for retail sale directly from the applicable automotive manufacturer or distributor. Accordingly, we depend in large part on the automotive manufacturers and distributors to provide us with high quality vehicles that consumers desire and to supply us with such vehicles at suitable locations, quantities and prices. Our operations, particularly our sales of new vehicles, are impacted by the sales incentive programs conducted by the automotive manufacturers to spur consumer demand for their vehicles. We generally acquire used vehicles from customer trade-ins, at the termination of leases and, to a lesser extent, auctions and other sources. We generally recondition used vehicles acquired for retail sale at our dealerships’ service facilities and capitalize costs related thereto as used vehicle inventory. Used vehicles that we do not sell at our dealerships generally are sold at wholesale through auctions.

      We provide a wide variety of financial products and services to our customers. We offer to arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, in exchange for a commission payable to us by the third-party lender. Commissions that we receive from these third-party lenders may be subject to chargeback, in full or in part, if loans that we arrange are defaulted or prepaid or upon other specified circumstances. However, our exposure to loss in connection with arranging third-party financing generally is limited to the commissions that we receive. Since our mid-1999 exit from the vehicle lease underwriting business and our December 2001 exit from the retail auto loan underwriting business, we have not directly financed our customers’ vehicle leases or purchases. We had finance receivables and related assets of approximately $92.9 million at December 31, 2002, however, with respect to auto leases and loans that we previously underwrote. For a further discussion of the risks to which we are subject with respect to our prior auto loan and lease underwriting activities, you should refer to the “Risk Factors” section of this document.

      We also offer our customers various vehicle protection and other products, including extended warranties, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), credit insurance, lease “wear and tear” insurance and theft protection products. The products that we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we either sell the products on a straight commission basis or we sell the product, recognize commission and participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. Commissions that we receive from these third-party providers may be subject to chargebacks, in full or in part, if products that we sell, such as extended warranties, are cancelled. We establish an estimated liability for chargebacks against revenue recognized from sales of finance and vehicle protection products during the period in which the related revenue is recognized.

Sales and Marketing

      We retailed approximately 674,000 new and used vehicles through our dealerships in 2002. We sell a broad range of well-known vehicle makes within each of our markets.

      Our marketing efforts focus on mass marketing and targeted marketing in our local markets and are designed to build our business with a broad base of repeat, referral and new customers. We engage in marketing and advertising primarily through newspapers, radio, television, direct mail and outdoor billboards in our local markets. As we have consolidated our dealership operations in certain of our key markets under one local retail brand name, we have been able to focus our efforts on building consumer awareness of the selected local retail brand name rather than on the individual legacy names under which our dealerships operated prior to their acquisition by us. We also have begun to develop newspaper, television and radio advertising campaigns that we can modify for use in multiple local markets, which we expect to result in advertising cost savings and efficiencies that are not generally available to smaller retailers. We expect to continue to realize cost savings and efficiencies with respect to advertising expenses, due to our ability to obtain efficiencies in developing advertising campaigns and due to our ability to gain volume discounts and other concessions as we increase our presence within our key markets and consolidate our dealerships under a single retail brand name in our local markets.

      We also have been able to use our significant scale to market our dealerships and vehicle inventory via the Internet. According to industry analysts, the majority of new car buyers nationwide consult the Internet for new car information, which is resulting in better-informed customers and a more efficient sales process. The success of our e-commerce marketing strategy will depend on our ability to (i) develop websites and an Internet sales process that appeal to on-line automobile buyers, (ii) obtain high visibility on the Internet, whether through our own websites or through strategic partnerships and alliances with other e-commerce companies, including Microsoft’s MSN Autos, America Online, Edmunds, Kelley Blue Book and Yahoo! Autos, and (iii) develop and maintain a cost structure that permits us to operate efficiently. We use eCompass, our proprietary Internet-based customer relationship management tool, as well as other tools, to respond to and track customer leads and sales.

Agreements with Vehicle Manufacturers

      We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described in the following paragraph, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive dealerships franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness and customer satisfaction), which, if we do not satisfy, may adversely impact our ability to make further acquisitions of such manufacturer’s dealerships. Additionally, these agreements set limits on the number of dealerships that we may acquire of the particular manufacturer, nationally, regionally and in local markets, and contain certain restrictions on our ability to name and brand our dealerships. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive dealerships franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our board of directors during a specified time period, the acquisition of 20% or more of the voting stock of our company by another manufacturer or distributor or the acquisition of 50% or more of our voting stock by a person, entity or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets.

      We operate each of our new vehicle dealerships under a franchise agreement with a vehicle manufacturer or distributor. The franchise agreements grant the franchised automotive dealership a non-exclusive right to sell the manufacturer or distributor’s brand of vehicles and offer related parts and service within a specified market area. The franchise agreements also grant the dealerships the right to use the manufacturer or distributor’s trademarks in connection with dealership operations. The franchise agreements impose numerous operational requirements and restrictions on the automotive dealerships relating to inventory levels, working capital levels, the sales process, marketing and branding, showroom and service facilities and signage, personnel, changes in management and monthly financial reporting, among other things. The franchise agreements also provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes (including performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction), subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. Certain major manufacturers have asserted sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships, and we are working with the manufacturers to address these asserted performance issues.

Regulations

     Automotive and Other Laws and Regulations

      We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance related licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

      Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws and regulations. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.

      Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.

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

      We incur significant costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We do not have any material known environmental commitments or contingencies.

Competition

      We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile dealership managerial experience and strong retail locations and facilities. According to the National Automotive Dealers Association, Manheim Auctions and reports of various industry analysts, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships and approximately 54,000 independent used vehicle dealers. Several other public companies operate national or regional automotive retail chains. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. Additionally, we are subject to competition in the automotive retailing business from private market buyers and sellers of used vehicles.

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

      We also are subject to competition from independent automobile service shops and service center chains. We believe that the principal competitive factors in the service and repair industry are price, location, the use of factory-approved replacement parts, expertise with the particular vehicle lines and customer service. In addition to competition for vehicle sales and service, we face competition in our vehicle protection and after-market products business. We believe the principal competitive factors in these businesses are convenience, price, contract terms and the ability to finance vehicle protection and after-market products.

Insurance and Bonding

      Our business exposes us to the risk of liabilities arising out of our operations. Liabilities involve, for example, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of federal and state laws or regulatory requirements.

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

      Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require that we secure certain of our obligations for deductible reimbursements with collateral. Our collateral requirements are set by the insurance companies and, to date, have been satisfied by posting surety bonds, letters of credit and/or cash deposits. Our collateral requirements may change from time to time based on, among other things, our claims experience. We include additional details about our collateral requirements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this document, as well as in the Notes to our Consolidated Financial Statements.

Employees

      As of December 31, 2002, we employed approximately 28,500 full time employees, approximately 600 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

Seasonality

      Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenue and operating income generally to be lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as vehicle manufacturer incentive programs.

Trademarks

      We own a number of registered service marks and trademarks, including, among other marks, AutoNation ® and AutoNation®. Pursuant to agreements with vehicle manufacturers, we have the right to use and display manufacturers’ trademarks, logos and designs at our dealerships and in our advertising and promotional materials, subject to certain restrictions. We also have licenses pursuant to various agreements with third parties authorizing the use and display of the marks and/or logos of such third parties, subject to certain restrictions. The current registrations of our service marks and trademarks in the United States and foreign countries are effective for varying periods of time, which we may renew periodically, provided that we comply with all applicable laws.

Executive Officers of Autonation

      We provide below information regarding each of our executive officers.

Name	Age	Position

Mike Jackson	54	Chairman of the Board and Chief Executive Officer
Michael E. Maroone	49	President and Chief Operating Officer
Craig T. Monaghan	46	Senior Vice President and Chief Financial Officer
Patricia A. McKay	45	Senior Vice President — Finance
Jonathan P. Ferrando	37	Senior Vice President, General Counsel and Secretary
Allan D. Stejskal	44	Senior Vice President — Operations

      Mike Jackson has served as our Chairman of the Board since January 1, 2003 and as our Chief Executive Officer and Director since September 1999. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated eleven automotive dealership franchises, including Mercedes-Benz and other brands of automobiles.

      Michael E. Maroone has served as our President and Chief Operating Officer since August 1999. Following our acquisition of the Maroone Automotive Group in January 1997, Mr. Maroone served as President of our New Vehicle Dealer Division. In January 1998, Mr. Maroone was named President of our Automotive Retail Group with responsibility for our new and used vehicle operations. Prior to joining our company, Mr. Maroone was President and Chief Executive Officer of the Maroone Automotive Group, one of the country’s largest privately-held automotive retail groups.

      Craig T. Monaghan has served as our Senior Vice President and Chief Financial Officer since May 2000. From June 1998 to May 2000, Mr. Monaghan was Chief Financial Officer of iVillage.com, a leading women’s network on the Internet. From 1991 until June 1998, Mr. Monaghan served in various executive capacities for Reader’s Digest Association, Inc., most recently as Vice President and Treasurer.

      Patricia A. McKay has served as our Senior Vice President — Finance since November 1999. From November 1999 until April 2000, Ms. McKay also served as our Acting Chief Financial Officer and Controller. Ms. McKay joined our company in January 1997 as Vice President, Operations Controller. From February 1998 until November 1999, Ms. McKay served as Senior Vice President of Finance of our Automotive Retail Group. Prior to joining our company, Ms. McKay served from October 1988 until December 1996 in various positions with Dole Food Company, Inc., a multinational packaged food company, most recently as Vice President of Finance and Controller.

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

Risk Factors; Forward-Looking Statements May Prove Inaccurate

      Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. We expect industry-wide sales of new vehicles in the United States during 2003 to decrease by an estimated three to five percent compared to 2002 on a unit basis, although sales may decrease by a greater amount due to various factors, including uncertainty relating to the prospects of war. Sales levels are very difficult to predict; lower actual sales levels could materially adversely impact our business.

      Sales of motor vehicles, particularly new vehicles, historically have been subject to substantial cyclical variation characterized by periods of oversupply and weak demand. We believe that many factors affect the industry, including consumer confidence in the economy, the prospects of war, other international conflicts or terrorist attacks, the level of manufacturer incentives (and consumers’ reaction to such offers), the level of personal discretionary spending, product quality, affordability and innovation, interest rates, fuel prices, credit availability, unemployment rates and the number of consumers whose vehicle leases are expiring. We presently expect industry new vehicle sales in the United States during 2003, including sales of fleet vehicles, to decrease by an estimated three to five percent compared to 2002 on a unit basis. Our new vehicle sales may differ from industry sales, including due to particular economic conditions and other factors in the geographic markets in which we operate. We have experienced lower than expected vehicle sales to date during 2003, which we attribute in part to the impact of the prospects of war on consumer demand for vehicles. Continued uncertainty regarding the prospects of war or a prolonged war could materially adversely impact our vehicle sales and overall business. A significant change in new vehicle sales levels in the United States (or in our particular geographic markets) during 2003 as compared to our expectations, including our expectations as to the level of retail sales of new vehicles, could cause our actual earnings results to differ materially from our prior and projected earnings results. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, finance and vehicle protection products, vehicle service and parts and repair services.

We have engaged in certain transactions that the IRS has reviewed and may have a material adverse effect on our financial condition, results of operations and cash flows.

      At December 31, 2002 and December 31, 2001, we had $891.2 million and $853.8 million, respectively, of net deferred tax liabilities. In 1997 and 1999, we engaged in certain transactions with tax implications that the Internal Revenue Service is challenging. Approximately $670 million of the net deferred tax liabilities at December 31, 2002 relates to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits to which we would have been entitled upon providing such benefits in the future, and which deductions we are currently foregoing. In October 2002, the IRS announced a settlement initiative aimed at resolving IRS objections to these types of transactions. The settlement initiative includes settlement guidelines for companies that elect to enter into the settlement program offered by the IRS. Based on the settlement guidelines issued by the IRS, we estimate that, in connection with a possible settlement, we could owe the IRS net aggregate payments in the range of approximately $475 million to $550 million, a portion of which might be deferred over a multi-year period. We estimate that the initial net payment in connection with such a settlement could be in the range of approximately $300 million to $400 million and would be payable in early 2004, with the remaining amount deferred. We have been engaged in settlement negotiations with the IRS with respect to the tax treatment of these transactions since the fourth quarter of 2002. We cannot provide any assurance, however, that we will settle the tax treatment of the transactions with the IRS or, if we do, that such settlement will be on the terms outlined above, including with respect to the amount or timing of payments. A settlement or resolution of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

In connection with ANC Rental Corporation’s bankruptcy, we have been called on to perform under certain guarantees with respect to ANC Rental, we may be called on to perform under additional credit enhancements and guarantees in the future, we may have claims against ANC Rental that may be discharged in bankruptcy and we may be subject to other claims, any of which could have a material adverse effect on our business, financial condition, cash flows and prospects.

      In connection with the spin-off of ANC Rental Corporation and its subsidiaries (“ANC Rental”) in June 2000, we agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. (“Mitsubishi”) and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental’s behalf. We are also a party to certain agreements with ANC Rental (the “ANC Rental Agreements”), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and we have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental’s bankruptcy, we were called on in late 2001 to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which we provided guarantees. As a result, we agreed to assume these real property leases, which expire in 2017, in order to control and attempt to mitigate our exposure relating thereto. In the fourth quarter of 2001, we incurred a pre-tax charge of $20 million included in net income from discontinued operations to reflect our assumption of the nine leases with Mitsubishi and certain other costs that we expect to incur as a result of ANC Rental’s bankruptcy. We continue to guarantee the remaining three leases with Mitsubishi until their expiration in 2017, and we expect to be called on to perform under at least two of these leases during 2003. As of December 31, 2002, we have accrued liabilities of approximately $11 million with respect to these leases, which we believe will be adequate in light of our probable exposure. ANC Rental has been accounted for as a discontinued operation and, accordingly, we expect that additional charges recorded by us pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact our reported results from continuing operations.

      We reached an agreement with Mitsubishi in early 2002 pursuant to which our aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10 million. Based on ANC Rental’s continued performance under the motor vehicle lease agreement, we believe our financial exposure under the agreement will be minimal. Our indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. We could have potential exposure under the indemnification obligations until approximately 2006. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to us under the terms of the ANC Rental Agreements may be extinguished or our claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to us in connection with payments made by us with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that we make to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental’s automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next two to four years. We estimate that, based on our assessment of the risks involved in each matter and excluding the liabilities associated with the property leases described above, our remaining potential exposure related to ANC Rental may be in the range of $25 million to $50 million. However, the exposure is difficult to estimate and we cannot provide any assurance that our aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above, which could have a material adverse affect on our business, financial condition, cash flows and prospects.

      We have filed various claims against ANC Rental in the bankruptcy, including claims related to these credit enhancements, guarantees and ANC Rental Agreements. These claims may be discharged, in whole or in part, in the bankruptcy. The Committee of Unsecured Creditors in the bankruptcy is presently investigating potential claims against us in connection with our prior ownership and spin-off of ANC Rental, including claims that ANC Rental was undercapitalized at the time of the spin-off. There can be no assurances that we will not be subject to these or other additional claims as a result of ANC Rental’s bankruptcy filing. If any such potential claims were to be brought against us, we would vigorously defend ourselves and assert available defenses. However, there can be no assurances that we would prevail in any such claims, or that a failure to prevail would not have a material adverse effect on our business, financial condition, cash flows and prospects.

We are subject to restrictions imposed by vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional dealerships.

      The franchise agreements to which our dealerships are subject and the framework agreements that we have with many major vehicle manufacturers provide the manufacturers with considerable influence over the operations of our current dealerships, including our performance standards with respect to sales volume, sales effectiveness and customer satisfaction, our ability to acquire additional dealerships, the naming and marketing of our dealerships, the operations of our e-commerce sites, our selection of dealership management, the condition of our dealership facilities and the level at which we capitalize our dealerships. From time to time, we may be precluded under these agreements from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing dealerships (with respect to matters such as sales volume, sales effectiveness and customer satisfaction) until our performance improves in accordance with the agreements. These agreements also grant the manufacturer the right to terminate our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management or any unapproved transfer of franchise rights) subject to state laws. Certain major manufacturers have asserted sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our dealerships. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our dealerships will be able to comply with manufacturers’ sales, customer satisfaction and other performance requirements in the future, which may affect our ability to acquire new dealerships or renew our franchise agreements, or subject us to other adverse actions, including termination of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows and prospects.

      In addition, some of our framework agreements give the manufacturer or distributor the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our board of directors during a specified time period, the acquisition of 20% or more of our voting stock by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets. The restrictions in our franchise and framework agreements also may prevent or deter prospective acquirors from acquiring control of us, which may adversely impact our equity value. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances upon the exercise of remedies under the indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities.

Our dealerships are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our dealership operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

      The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Additionally, manufacturers generally support their dealerships by providing direct financial assistance in various areas, including, among others, advertising assistance and inventory financing assistance. Beyond funds paid directly to their dealerships, the manufacturers also from time to time have established various incentive programs designed to spur consumer demand for their vehicles, such as 0% financing offers. From time to time, manufacturers modify and discontinue these dealer assistance and consumer incentive programs, which could have a significant adverse effect on our consolidated results of operations and cash flows. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2002, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW. Any event that has a material adverse effect on our relationships with these vehicle manufacturers or the financial condition, management or designing, marketing, production or distribution capabilities of these manufacturers or others with whom we hold franchises, such as general economic downturns or recessions, increases in interest rates, labor strikes, supply shortages, adverse publicity, product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, may result in a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

      The indenture relating to the $450.0 million of 9% senior unsecured notes that we sold in August 2001 and the credit agreements relating to our two revolving credit facilities contain numerous financial and operating covenants that limit the discretion of our management with respect to various business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and repurchases of our shares) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Our revolving credit facilities also require us to meet certain financial ratios and tests that may require us to take action to reduce debt or act in a manner contrary to our business objectives. A failure by us to comply with the obligations contained in our revolving credit facilities or the indenture could result in an event of default under our revolving credit facilities or the indenture, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. If any debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances upon the exercise of remedies under the indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities.

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

      In an action filed in Florida state court in 1999, one of our subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of our former used vehicle megastores. On October 31, 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class. The parties subsequently agreed on settlement terms and have jointly moved the Court for preliminary approval of the settlement, which is currently scheduled to be heard on March 14, 2003. The estimated amounts payable by us under the settlement are not material to our results of operations, financial condition or cash flows.

      Many of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two of the actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and we are appealing that ruling to the Texas Supreme Court.

      In addition to the foregoing cases, we also are a party to numerous other legal proceedings that arose in the conduct of our business. The results of these matters cannot be predicted with certainty, and we cannot provide any assurance that the resolution of one or more of these matters would not have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

We are subject to extensive governmental regulation and, if we are found to be in violation of any of these regulations, our business, operating results and prospects could suffer.

      The automotive retailing industry, including our facilities and operations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to sales of finance and vehicle protection products, licensing, insurance, consumer protection, environmental, health and safety, wage-hour, anti-discrimination and other employment practices. Specifically with respect to the sale of finance and vehicle protection products at our dealerships, we are subject to various laws and regulations, the violation of which would likely subject us to consumer class action lawsuits and significant adverse publicity, in addition to administrative, civil or criminal sanctions. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environment, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our existing or acquired facilities in compliance therewith.

Our ability to grow our business may be limited by our ability to acquire automotive dealerships in key markets on favorable terms or at all.

      The automotive retail industry is a mature industry. Accordingly, the growth of our automotive retail business since our inception has been primarily attributable to acquisitions of franchised automotive dealership groups. The significant consolidation in the industry in our key markets over the last several years has resulted in fewer desirable dealerships or dealership groups being available for purchase on reasonable terms. Acquisitions involve a number of risks, many of which are unpredictable and difficult to quantify or assess, including, among other matters, risks relating to known and unknown liabilities of the acquired business and projected operating performance. As a result, we cannot assure you that we will be able to continue to acquire dealerships selling desirable automotive brands at desirable locations in our key markets or that any such acquisitions can be completed on favorable terms or at all. Additionally, as described above, manufacturer approval of our proposed acquisitions may be subject to our compliance with applicable performance standards (including with respect to matters such as sales volume, sales effectiveness and customer satisfaction) or established acquisition limits, particularly regional and local market limits.

We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

      A significant increase in interest rates will cause our interest rates under our revolving credit facilities, mortgage facilities and certain of our floorplan notes payable to increase. Although we expect increases in our interest rates under our floorplan notes payable to be partially offset by increases in floorplan assistance from the automotive manufacturers and by interest rate hedge transactions that we enter into from time to time, we cannot provide you with any assurance that a significant increase in interest rates would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are subject to residual value risk and consumer credit risk in connection with our lease portfolio, consumer credit risk in connection with our finance receivables and related assets and underwriting risk in connection with our reinsurance of warranty and protection products.

      Through AutoNation Financial Services, until December 2001, we underwrote installment auto loans to our customers and, until mid-1999, we provided our customers an opportunity to finance vehicles through leases with us. In December 2001, we decided that we would no longer underwrite retail auto loans for customers at our dealerships. However, we will continue to manage and wind down our outstanding finance receivables, which totaled $92.9 million as of December 31, 2002, and, therefore, we remain subject to consumer credit risk and residual value risk in connection with our lease portfolio in the event of a decline in the market value of our leased vehicles. A worsening of the current economic environment could have a material adverse effect on the value of our finance receivables, our financial condition, results of operations and cash flows.

      Certain of the vehicle warranty and extended protection products that we offer to our customers are products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries, and for which we may retain some of the underwriting risk through captive insurance subsidiaries. To the extent that we retain underwriting risk associated with particular warranty and extended protection products, we are subject to the risk that claims under the products may exceed applicable reserves, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we must test our intangible assets for impairment at least annually, which may result in a material, non-cash write down of goodwill and could have a material adverse impact on our results of operations and shareholders’ equity.

      On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized and issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 eliminates goodwill and indefinite-lived intangibles amortization over an estimated useful life. However, goodwill and indefinite-lived intangibles will be subject to at least an annual assessment for impairment by applying a fair-value based test. Our principal identifiable intangible assets are our rights under our franchise agreements with vehicle manufacturers. Subject to certain limited exceptions, these franchise agreements have indefinite lives.

      We must continue to test our intangible assets for impairment at least annually or more frequently when events or circumstances indicate that an impairment may have occurred, which may result in a material, non-cash write-down of goodwill or franchise values. An impairment would have a material adverse impact on our results of operations and shareholders’ equity.

Item 2.     PROPERTIES

      We lease our corporate headquarters facility pursuant to a lease expiring in 2010. We also own or lease numerous facilities relating to our operations in 17 states. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots and offices. We believe that our facilities are sufficient for our needs and are in good condition in all material respects.

Item 3.     LEGAL PROCEEDINGS

      We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

      In an action filed in Florida state court in 1999, one of our subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of our former used vehicle megastores. On October 31, 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class. The parties subsequently agreed on settlement terms and have jointly moved the Court for preliminary approval of the settlement, which is currently scheduled to be heard on March 14, 2003. The estimated amounts payable by us under the settlement are not material to our results of operations, financial condition or cash flows.

      Many of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two of the actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. On October 25, 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and we are appealing that ruling to the Texas Supreme Court.

      We intend to vigorously defend ourselves and assert available defenses with respect to each of the foregoing matters. Further, we may have certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 24, 2002, we commenced a solicitation of consents from holders of our $450.0 million of 9% Senior Notes due 2008 (the “Notes”) to amend the Indenture governing the Notes. On November 8, 2002, we amended the Indenture to increase by $400.0 million our capacity to make restricted payments under the terms of the Indenture, including payments for the repurchase of our common stock. As a result of this solicitation, we obtained consents to the amendment from holders of Notes representing $441,880,000 (or 98.2%) of the outstanding aggregate principal amount of the Notes.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

      Our common stock is traded on The New York Stock Exchange under the symbol “AN.” The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the consolidated transaction reporting system.

	High	Low

2002
Fourth Quarter	$12.63	$9.05
Third Quarter	$14.79	$10.17
Second Quarter	$18.73	$13.50
First Quarter	$14.30	$10.64
2001
Fourth Quarter	$13.07	$8.53
Third Quarter	$12.24	$7.75
Second Quarter	$12.59	$8.61
First Quarter	$9.24	$4.94

      On February 26, 2003, the closing price of our common stock was $13.05 per share as reported by the NYSE. As of February 26, 2003, there were approximately 3,200 holders of record of our common stock.

      We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities restrict our ability to declare and pay cash dividends.

Item 6.     SELECTED FINANCIAL DATA

      You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,

	2002	2001	2000	1999	1998

	(In millions, except per share data)
Revenue	$19,478.5	$19,989.3	$20,599.0	$20,099.0	$12,653.7
Income (loss) from continuing operations	$381.6	$245.0	$328.1	$(31.5)	$225.8
Net income	$381.6	$232.3	$329.9	$282.9	$499.5
Basic earnings (loss) per share:
Continuing operations	$1.20	$.74	$.91	$(.07)	$.50
Discontinued operations	—	(.04)	—	.73	.60

Net income	$1.20	$.70	$.91	$.66	$1.10

Diluted earnings (loss) per share:
Continuing operations	$1.19	$.73	$.91	$(.07)	$.48
Discontinued operations	—	(.04)	—	.73	.58

Net income	$1.19	$.69	$.91	$.66	$1.06

Diluted weighted average common shares outstanding	321.5	335.2	361.4	429.8	470.9
Total assets	$8,584.8	$8,065.4	$8,867.3	$9,583.1	$8,412.2
Long-term debt, net of current maturities	$642.7	$647.3	$850.4	$836.1	$520.9
Shareholders’ equity	$3,910.2	$3,827.9	$3,842.5	$4,601.2	$5,424.2

      See Notes 11, 13, 14, 16, 17 and 19 of Notes to Consolidated Financial Statements for discussion of shareholders’ equity, finance underwriting and asset securitizations, restructuring activities and impairment charges, earnings (loss) per share, discontinued operations, and acquisitions and divestitures, respectively, and their effect on comparability of year-to-year data. See “Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters” for a discussion of our dividend policy.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with the “Introduction,” “Business,” “Business Strategy,” and “Risk Factors” sections of this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Consolidated Results of Operations

      AutoNation, Inc. is the largest automotive retailer in the United States. As of December 31, 2002, we owned and operated 369 new vehicle franchises from 282 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our dealerships, which we believe include some of the most recognizable and well-known dealerships in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2002, are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.

      We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, reducing redundant operating expenses, improving asset management and sharing and implementing best practices across our dealerships.

      As further discussed in Note 25, Prior Year Reclassifications and Disaggregations, of Notes to Consolidated Financial Statements, certain amounts have been reclassified from the previously reported financial statements and disaggregations of certain disclosures have been made to conform with the financial statement presentation of the current period. The reclassifications include the presentation of floorplan interest expense below operating income. Floorplan interest expense was classified as a component of cost of operations in previously reported financial information, including in the unaudited income statements and financial information presented in our 2002 Quarterly Reports on Form 10-Q and our press release announcing our 2002 fourth-quarter and full-year results of operations on Thursday, February 6, 2003. The reclassification of floorplan interest expense had no impact to net income and earnings per share.

      The following is a summary of our Consolidated Income Statements both in gross dollars and on a diluted per share basis for the periods indicated (in millions, except per share data):

	2002		2001		2000

		Diluted		Diluted		Diluted
		Per		Per		Per
	Dollars	Share	Dollars	Share	Dollars	Share

Income from continuing operations	$381.6	$1.19	$245.0	$.73	$328.1	$.91

Income (loss) from discontinued operations, net of income taxes:
Automotive rental	—	—	(12.7)	(.04)	13.1	.03
Loss on disposal of segments	—	—	—	—	(11.3)	(.03)

	—	—	(12.7)	(.04)	1.8	—

Net income, as reported	$381.6	$1.19	$232.3	$.69	$329.9	$.91

     The following factors have impacted our financial condition and results of operations and may cause our reported financial data not to be indicative of our future financial condition and operating results:

•	Elimination of Goodwill Amortization: Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which eliminated goodwill amortization. See further discussion under the heading “New Accounting Pronouncements.”

•	Share Repurchases: In October 2002, our Board of Directors extended our share repurchase program by authorizing us to acquire an additional $500.0 million of our common stock. Including the program authorized in October 2002, our Board has authorized us to acquire $2.5 billion of our common stock since 1998 and, through December 31, 2002, we have acquired 185.7 million shares of our common stock for an aggregate purchase price of $2.1 billion, leaving approximately $370.4 million authorized for repurchases at December 31, 2002. See further discussion under the heading “Financial Condition.”

•	Exit from Auto Loan Underwriting Business: In 2001, we recorded an after-tax charge of $52.3 million to reflect a write-down of outstanding auto loans and related assets in our retail auto loan portfolio and to cover costs associated with our exit from the auto loan underwriting business. See further discussion under the heading “Auto Loan and Lease Underwriting Activities.”

•	Non-core Businesses: In 2001 and 2000, we recorded gains and losses in connection with the divestiture of our interests in certain non-core businesses. These divestitures included: (1) the spin-off of ANC Rental Corporation in June 2000 and the related after-tax charge of $12.7 million incurred in 2001 as a result of assuming certain obligations, which has been included in discontinued operations; (2) the sale of the Flemington dealership group; (3) the divestiture of our former outdoor media business; and (4) the sale of our remaining interest of Republic Services, Inc., our former solid waste business.

•	Investment Write-down: In 2000, we recorded an after-tax charge of $18.8 million to reflect a write-down of an equity-method investment in a privately held salvage and parts recycling business, as well as an after-tax charge of $3.1 million to reflect a write-down to fair value of another equity-method investment, subsequently sold in early 2001 at no additional gain or loss.

      The following table provides a detailed reconciliation of how certain after-tax charges and gains have impacted reported Net Income for the periods indicated (in millions, except per share data):

	2002		2001		2000

		Diluted		Diluted		Diluted
		Per		Per		Per
	Dollars	Share	Dollars	Share	Dollars	Share

Net income, as reported	$381.6	$1.19	$232.3	$.69	$329.9	$.91
Certain charges and (gains) net of tax:
Discontinued operations	—	—	12.7	.04	(1.8)	—
Asset impairment and related charges — loan underwriting business	—	—	52.3	.16	—	—
Loan and lease underwriting activity, net(1)	(8.6)	(.03)	—	—	—	—
Gain on sale of Flemington dealership group	—	—	(11.8)	(.04)	—	—
Gain on sale of outdoor media business	—	—	—	—	(33.4)	(.09)
Goodwill amortization	—	—	59.8	.18	60.5	.17
Asset impairment — minority equity investments	—	—	—	—	21.9	.06
Gain on sale of Republic Services stock	—	—	—	—	(15.0)	(.04)
Other items, net(2)	.9	—	5.3	.02	1.2	—

Net income, excluding certain charges and (gains)	$373.9	$1.16	$350.6	$1.05	$363.3	$1.01

(1)	Loan and lease underwriting activity, net, consists of 2002 activity for the finance underwriting business exited in December 2001.

(2)	Other items, net, consist of restructuring and related impairment charges and write-downs of finance lease receivable residual values.

      Net Income, Excluding Certain Charges and Gains above is presented on a basis other than accounting principles generally accepted in the United States of America. The above information is presented for informational purposes only and may not necessarily reflect our future results of operations.

Critical Accounting Policies

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. Set forth below are the policies that we have identified as critical to our business operations and the understanding of our results of operations or that involve significant estimates. For detailed discussion of other significant accounting policies see Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements.

      Intangible Assets — Our policies related to intangible assets determine the valuation of intangible assets, which is a significant component of our consolidated balance sheets. Additionally, these policies affect the amount of future amortization and possible impairment charges we may incur. Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. We have adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Our principal identifiable intangible assets are franchise agreements with vehicle manufacturers. These franchise agreements have indefinite lives. Effective January 1, 2002, we also adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangible assets with identified lives existing at June 30, 2001 were amortized primarily over forty years on a straight-line basis until December 31, 2001. Effective January 1, 2002, such amortization ceased. Other intangibles with definite lives continue to be amortized primarily over three to fifteen years. Goodwill and intangibles with indefinite lives will be tested for impairment annually at June 30 or more frequently when events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

      Self-Insurance — Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses, as part of our various insurance programs, including property and casualty and employee medical benefits. Costs in excess of this retained risk per claim are insured under various contracts with third-party insurance carriers. The ultimate costs of these retained insurance risks are estimated by management and by actuarial evaluation based on historical claim settlement experience, adjusted for current trends and changes in claims-handling procedures. While we believe our assumptions are appropriate, the estimated liability for these reserves could be significantly affected if future occurrences and claims differ from these assumptions. See further discussion in Note 8, Insurance, of Notes to Consolidated Financial Statements.

      Commitments and Contingencies — As further discussed in Note 10, Commitments and Contingencies, of Notes to Consolidated Financial Statements we are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities. We intend to vigorously defend ourselves and assert available defenses with respect to each of these matters. Where necessary, we have accrued our estimate of the probable costs for the resolution of these proceedings based on consultation with outside counsel, assuming various strategies. Further, we may have certain insurance coverage and rights of indemnification with respect to certain aspects of these matters. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

      In June 2000, we completed the tax-free spin-off of our former automotive rental business, ANC Rental. ANC Rental declared bankruptcy in November 2001. We were called on to perform under certain of our credit enhancements and guarantees in 2001 and may be subject to future exposure related to these credit enhancements, guarantees or additional claims. See further discussion under the heading “Discontinued Business Segments.”

      Revenue Recognition — The majority of our revenue is from the sales of new and used vehicles, including any commissions from related vehicle financings. We recognize revenue in the period in which products are sold or services are provided. We recognize vehicle revenue when a sales contract has been executed and the vehicle has been delivered. Rebates and holdbacks received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later. Revenue on finance products represents commissions earned by us for loans and leases placed with financial institutions in connection with customer vehicle purchases financed and is recognized upon acceptance of customer credit by the financial institution. An estimated liability for chargebacks against revenue recognized from sales of finance and vehicle protection products is established during the period in which the related revenue is recognized. We may also participate in future underwriting profit, pursuant to retrospective commission arrangements, that would be recognized over the life of the policies. Through 2002, we reinsured some or all of the underwriting risk related to extended warranty and credit insurance products sold and administered by certain independent third parties through our captive insurance subsidiaries. Revenue and related direct costs from these reinsurance transactions were deferred and are recognized over the life of the policies. Effective January 1, 2003, we no longer reinsure any new extended warranty and credit insurance products. In the future, should changes in conditions cause us to determine that these criteria have not been met, revenue recognized for any reporting period could be adversely affected.

      Finance and Lease Underwriting — In December 2001, we decided that we would no longer underwrite retail auto loans for customers at our dealerships and incurred a pre-tax charge in 2001 of $85.8 million to reflect a write-down of our outstanding auto loans and related assets in our portfolio and to cover costs associated with our exit from that business. We continue to manage and wind down our outstanding loan and lease portfolios and related assets. Accordingly, we remain subject to consumer credit risk in connection with our portfolio of installment receivables, our lease portfolio and other related assets. Additionally, we are subject to the risk that based on certain estimates and assumptions used, our portfolio of installment receivables, our lease portfolio and other related assets could be overvalued and require additional write-down. See further discussion in Note 13, Finance Underwriting and Asset Securitizations, of Notes to Consolidated Financial Statements.

      Income Taxes — Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). In 1997 and 1999, we engaged in certain transactions that the Internal Revenue Service (“IRS”) is challenging. Approximately $670 million of the net deferred tax liabilities relate to these transactions. See further discussion under the heading “Financial Condition.”

Reported Operating Data:

      Our historical operating results include the results of acquired businesses from the date of acquisition. The following table sets forth: (1) the components of revenue; (2) the components of gross profit; (3) selling, general and administrative expenses; (4) retail vehicle unit sales; (5) gross profit per vehicle retailed; and (6) related metrics:

	Years ended December 31,

			2002 vs. 2001			2001 vs. 2000

			Variance			Variance
			Favorable/			Favorable/
	2002	2001	(Unfavorable)	% Variance	2000	(Unfavorable)	% Variance
($ in millions, except per vehicle and % data)
Revenue:
New vehicle	$11,694.8	$12,000.0	$(305.2)	(2.5)	$12,489.3	$(489.3)	(3.9)
Used vehicle	3,786.6	3,883.2	(96.6)	(2.5)	3,860.2	23.0	.6
Parts and service	2,453.3	2,404.9	48.4	2.0	2,334.9	70.0	3.0
Finance and insurance, net	510.2	489.6	20.6	4.2	431.8	57.8	13.4
Other	1,033.6	1,211.6	(178.0)	(14.7)	1,482.8	(271.2)	(18.3)

Total revenue	$19,478.5	$19,989.3	$(510.8)	(2.6)	$20,599.0	$(609.7)	(3.0)

Gross profit:
New vehicle	$909.9	$964.6	$(54.7)	(5.7)	$1,056.0	$(91.4)	(8.7)
Used vehicle	403.0	426.5	(23.5)	(5.5)	437.4	(10.9)	(2.5)
Parts and service	1,068.3	1,039.2	29.1	2.8	999.7	39.5	4.0
Finance and insurance	510.2	489.6	20.6	4.2	431.8	57.8	13.4
Other	95.1	80.7	14.4	17.8	95.8	(15.1)	(15.8)

Total gross profit	2,986.5	3,000.6	(14.1)	(.5)	3,020.7	(20.1)	(.7)
S,G&A — Store	2,059.8	2,072.0	12.2	.6	2,021.6	(50.4)	(2.5)
S,G&A — Corporate	141.1	135.2	(5.9)	(4.4)	156.1	20.9	13.4
Depreciation	67.3	70.7	3.4		54.7	(16.0)
Amortization	2.4	81.2	78.8		79.1	(2.1)
Loan and lease underwriting losses (income)	(13.9)	89.6	103.5		6.0	(83.6)
Restructuring and related impairment charges (recoveries), net	1.4	4.5	3.1		(20.4)	(24.9)
Other losses (gains)	2.0	(19.3)	(21.3)		—	19.3

Operating income	726.4	566.7	159.7	28.2	723.6	(156.9)	(21.7)
Floorplan interest expense	(74.8)	(126.7)	51.9	41.0	(198.6)	71.9	36.2
Other interest expense	(50.4)	(43.7)	(6.7)	(15.3)	(47.7)	4.0	8.4
Interest income	10.4	9.0	1.4	15.6	14.3	(5.3)	(37.1)
Other income (expense), net	6.4	(4.5)	10.9		33.4	(37.9)

Income from continuing operations before income taxes	$618.0	$400.8	$217.2	54.2	$525.0	$(124.2)	(23.7)

Retail vehicle unit sales:
New	426,706	453,857	(27,151)	(6.0)	489,431	(35,574)	(7.3)
Used	247,365	258,523	(11,158)	(4.3)	255,123	3,400	1.3

	674,071	712,380	(38,309)	(5.4)	744,554	(32,174)	(4.3)

Gross profit per vehicle retailed:
New vehicle	$2,132	$2,125	$7	.3	$2,158	$(33)	(1.5)
Used vehicle	$1,629	$1,650	$(21)	(1.3)	$1,714	$(64)	(3.7)
Finance and insurance	$757	$687	$70	10.2	$580	$107	18.4

	Years Ended December 31,

	% 2002	% 2001	% 2000

Revenue mix percentages:
New vehicle	60.0	60.0	60.6
Used vehicle	19.4	19.4	18.7
Parts and service	12.6	12.0	11.3
Finance and insurance	2.6	2.4	2.1
Other	5.4	6.2	7.3

Total	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.8	8.0	8.5
Used vehicle	10.6	11.0	11.3
Parts and service	43.5	43.2	42.8
Finance and insurance	100.0	100.0	100.0
Other	9.2	6.7	6.5
Total	15.3	15.0	14.7
S,G&A — store	10.6	10.4	9.8
S,G&A — corporate	.7	.7	.8
Operating income	3.7	2.8	3.5
Other operating items as a percentage of total gross profit:
S,G&A — store	69.0	69.1	66.9
S,G&A — corporate	4.7	4.5	5.2
Total S,G&A	73.7	73.6	72.1
Operating income	24.3	18.9	24.0

	December 31,

	2002	2001

Days supply (trailing 30 days):
New	79 days	61 days
Used	40 days	35 days

      The following table details net inventory carrying costs consisting of floorplan assistance, a component of new vehicle gross profit, and floorplan interest expense.

	Years Ended December 31,

			Variance		Variance
	2002	2001	2002 vs. 2001	2000	2001 vs. 2000

Floorplan assistance	$127.9	$140.8	$(12.9)	$194.0	$(53.2)
Floorplan interest expense	(74.8)	(126.7)	51.9	(198.6)	71.9

Net inventory carrying (cost) benefit	$53.1	$14.1	$39.0	$(4.6)	$18.7

      Total revenue was $19.5 billion, $20.0 billion and $20.6 billion for the years ended December 31, 2002, 2001 and 2000, respectively. Gross profit was $3.0 billion in each of the years ended December 31, 2002, 2001 and 2000, respectively. The primary components of these changes are described below.

      New vehicle revenue decreased 2.5% to $11.7 billion in 2002 compared to 2001 due to a decrease in same store revenue partially offset by the impact of acquisitions. On a same store basis, new vehicle revenue decreased 4.6% in 2002 compared to 2001 due to a decrease in volume of 7.1% partially offset by a 2.5% increase in average revenue per unit. Although we have continued to benefit from high levels of consumer incentive programs from the manufacturers introduced during the fourth quarter of 2001, we experienced a decrease in volume in 2002 consistent with industry declines of retail unit sales. We expect industry-wide new vehicles sales in the United States during 2003 to decrease by an estimated three to five percent compared to

2002 on a unit basis. However, the level of retail sales for 2003 is very difficult to predict. We have experienced lower than expected vehicle sales to date during 2003, which we attribute in part to the impact of the prospects of war on consumer demand for vehicles. Continued uncertainty regarding the prospects of war or a prolonged war could materially adversely impact our vehicle sales and overall business. In 2001, new vehicle sales were affected by lower demand experienced in the domestic product lines. The introduction of significant manufacturer incentives greatly increased the pace of new vehicle sales during the final three months of 2001.

      Reported new vehicle gross profit decreased 5.7% in 2002 to $909.9 million, primarily the result of a decrease in same store gross profit partially offset by the impact of acquisitions. On a same store basis, new vehicle gross profit decreased 8.2%, in large part due to volume decreases as well as slight margin compression.

      New vehicle days supply was 79 days at December 31, 2002 up 18 days from December 31, 2001. We believe that the 2002 level is appropriately balanced as we enter the 2003 selling season. We manage our inventory to minimize inventory carrying costs (floorplan interest expense net of floorplan assistance from manufacturers), which decreased $39 million in 2002 versus 2001, primarily as the result of lower interest rates. While interest rates are at an all time low, we expect modest increases in floorplan interest rates in 2003. We believe the effect of the increases will be partially offset by increases in floorplan interest assistance from the vehicle manufacturers, which is also interest rate sensitive, although we do not expect to realize the same level of benefit from net inventory carrying costs as we did during 2002. Net inventory carrying costs decreased $18.7 million in 2001 versus 2000 due to inventory management activities and lower interest rates.

      Used vehicle revenue decreased 2.5% to $3.8 billion in 2002 compared to 2001 due to a decrease in same store revenue partially offset by the impact of acquisitions. On a same store basis, used vehicle revenue decreased 4.8% in 2002 compared to 2001 primarily as a result of a decrease in volume of 5.4%, which was in large part caused by continued strong manufacturer incentives and zero percent financing for new vehicles as well as a more restrictive financing environment for used vehicles. Reported used vehicle gross profit decreased 5.5% to $403.0 million in 2002 compared to 2001 primarily due to a decrease in same store revenue partially offset by the impact of acquisitions. Same store used vehicle gross profit as a percentage of revenue decreased 30 basis points to 10.7% compared to 2001 due to pricing pressures resulting from manufacturer new vehicle incentives and an oversupply of used vehicles in the marketplace. Consistent with decreases in new vehicle sales, we have experienced lower than expected used vehicle sales to date during 2003. In 2001, used vehicle revenue on a reported basis was relatively flat compared to 2000. Gross profit in 2001 decreased compared to 2000 due to an uncertain wholesale market, which resulted in our decision to retail used vehicle inventory whenever possible as part of our inventory management practices.

      Parts and service revenue increased 2.0% to $2.5 billion in 2002 compared to 2001 driven by the impact of acquisitions. On a reported basis, parts and service gross profit increased 2.8% to $1.1 billion during the year ended December 31, 2002, as a result of higher revenue coupled with margin expansion of 30 basis points to 43.5%. Revenue and gross profit remained relatively flat in 2002 compared to 2001 on a same store basis. Revenue was impacted by reduced warranty volume from domestic manufacturers, a soft collision repair market and comparisons to 2001, which included a large manufacturer recall. As a percentage of same store revenue, parts and service same store gross profit increased 20 basis points to 43.4% as a result of our continued implementation of a pricing strategy, a team-based service process and a comprehensive marketing plan. Parts and service revenue and gross profit increased in 2001 compared to 2000 primarily driven by parts and service initiatives.

      Despite a 2.5% decrease in vehicle sales during 2002, finance and insurance revenue and gross profit increased 4.2% to $510.2 million in 2002 compared to 2001. On a same store basis, finance and insurance revenue and gross profit increased 2.4%. Finance and insurance revenue and gross profit increased 13.4% to $489.6 million in 2001 compared to 2000. Finance and insurance gross profit per vehicle retailed increased 10.2% in 2002 to $757 compared to $687 in 2001. Increases are primarily due to increased product penetration as a result of our continued standardization of product pricing and our menu-based finance and insurance sales process, which facilitates sales particularly in a low interest rate environment.

      Other revenue, primarily consisting of wholesale revenue from the sale of used vehicles, decreased 14.7% to $1.0 billion in 2002 compared to 2001. This revenue decrease primarily reflects a reduction in the number of units wholesaled due to an overall decline in new and used vehicle sales. Other gross profit, which includes the results of reinsurance and retrospective basis commissions on extended warranty contracts, fees from preferred lender arrangements, and wholesale and fleet operations, increased $14.4 million or 17.8% to $95.1 million in 2002 compared to 2001. The increase was driven by income realized due to claims experience improvements on our extended warranty portfolio as well as higher fees from preferred lender financing arrangements, which may not be indicative of future performance. In 2001, other revenue decreased 18.3% compared to 2000 due to a reduction in the number of units wholesaled. Other gross profit decreased 15.8% in 2001 compared to 2000 as a result of a reduction in wholesale and fleet revenue.

      In 2002, we focused on cost management initiatives in the areas of compensation, advertising and general and administrative expenses. Store selling, general and administrative expenses remained relatively flat in 2002 compared to 2001. On a same store basis, store selling, general and administrative expenses decreased 2.1% or $42.7 million. The decrease in store selling, general and administrative expenses during 2002 was driven by decreased compensation expenses in part due to staffing reductions partially offset by slightly higher advertising and other miscellaneous expenses. The increase in 2001 compared to 2000 is primarily due to increased advertising and other miscellaneous expenses.

      Corporate selling, general and administrative expenses were $141.1 million, $135.2 million and $156.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in absolute dollars in 2002 is primarily the result of investments in strategic initiatives and related infrastructure. The 2001 decrease is primarily the result of the continued disposal of excess properties. As a percentage of gross profit, corporate selling, general and administrative expenses were 4.7%, 4.5% and 5.2% in 2002, 2001 and 2000, respectively. Corporate selling, general and administrative expenses are expected to total approximately $150 million to $155 million in 2003.

      We will continue our focus on cost management in 2003, although we expect increased insurance, strategic initiative and employee medical benefit costs, which would have the effect of offsetting some of the expected cost savings at both the store and corporate levels.

      Depreciation was $67.3 million, $70.7 million and $54.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The 2001 increase was primarily the result of capital expenditures. Due to higher capital expenditure levels in 2002, depreciation in 2003 is expected to total approximately $75 million to $80 million. Amortization was $2.4 million, $81.2 million and $79.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 is due to the elimination of goodwill amortization as a result of the adoption of new goodwill accounting rules effective January 1, 2002. See further discussion under the heading “New Accounting Pronouncements.”

      Loan and lease underwriting losses (income) were $(13.9) million, $89.6 million and $6.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. See discussion under heading “Loan and Lease Underwriting Activities.”

      Restructuring and related impairment charges (recoveries), net were $1.4 million, $4.5 million and $(20.4) million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, additional impairment charges totaling $4.2 million were recorded based on the re-evaluation of the fair value of certain properties held for sale which were part of the restructuring plan, partially offset by a net gain on the sale of a property of $2.8 million. The net charge in 2001 is primarily the result of an additional impairment charge based on the re-evaluation of the fair value of certain properties. In 2000 the net recovery is primarily due to a net gain on properties placed back in service or retained totaling $36.2 million offset by an additional impairment charge of $11.6 million recognized primarily as a result of a decision in 2000 to close an additional megastore property as part of the restructuring. See discussion under heading “Restructuring Activities.”

      Other losses of $2.0 million for the year ended December 31, 2002 were primarily the result of a property write-down partially offset by a gain on the transfer of reinsurance agreements as further discussed under the heading “Financial Condition.” Other gains in 2001 of $19.3 million primarily consists of the pre-tax gain from the sale of the New Jersey-based Flemington dealership group.

Same Store Operating Data:

      We have presented below our operating results for the years ended December 31, 2002 and 2001 on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of our ownership or operation.

      The following table sets forth: (1) the components of same store revenue; (2) the components of same store gross profit; (3) same store selling, general and administrative expenses; (4) retail vehicle same store unit sales; (5) gross profit per vehicle retailed; and (6) related metrics:

	Years Ended December 31,

			Variance
			Favorable/
	2002	2001	(Unfavorable)	% Variance
($ in millions, except per vehicle and % data)
Revenue:
New vehicle	$11,327.2	$11,873.7	$(546.5)	(4.6)
Used vehicle	3,652.1	3,837.3	(185.2)	(4.8)
Parts and service	2,364.9	2,363.4	1.5	.1
Finance and insurance, net	496.7	485.0	11.7	2.4
Other	955.5	1,172.4	(216.9)	(18.5)

Total revenue	$18,796.4	$19,731.8	$(935.4)	(4.7)

Gross profit:
New vehicle	$877.1	$955.2	$(78.1)	(8.2)
Used vehicle	391.5	422.4	(30.9)	(7.3)
Parts and service	1,027.2	1,021.0	6.2	.6
Finance and insurance	496.7	485.0	11.7	2.4
Other	75.0	70.0	5.0	7.1

Total gross profit	$2,867.5	$2,953.6	$(86.1)	(2.9)

S, G&A — Store	$1,983.2	$2,025.9	$42.7	2.1
Retail vehicle unit sales:
New	416,917	448,984	(32,067)	(7.1)
Used	241,453	255,329	(13,876)	(5.4)

	658,370	704,313	(45,943)	(6.5)

Gross profit per vehicle retailed:
New vehicle	$2,104	$2,127	$(23)	(1.1)
Used vehicle	$1,621	$1,654	$(33)	(2.0)
Finance and insurance	$754	$689	$65	9.4

	Years Ended
	December 31,

	% 2002	% 2001

Revenue mix percentages:
New vehicle	60.3	60.2
Used vehicle	19.4	19.4
Parts and service	12.6	12.0
Finance and insurance	2.6	2.5
Other	5.1	5.9

Total	100.0	100.0

	Years Ended
	December 31,

	% 2002	% 2001

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.7	8.0
Used vehicle	10.7	11.0
Parts and service	43.4	43.2
Finance and insurance	100.0	100.0
Other	7.8	6.0
Total	15.3	15.0

      In 2002, we focused on operational improvements in the high profit areas of our business — parts and service and finance and insurance. Although these areas collectively comprise 15.2% of total same store revenue, they contributed 53.1% of total same store gross profit in 2002. We also benefited from our focus on cost management initiatives, resulting in a decrease to same store selling, general and administrative expenses of $42.7 million or 2.1% compared to 2001.

Discontinued Business Segments

      On June 30, 2000, we completed the spin-off of our former automotive rental businesses, which were organized under ANC Rental Corporation together with its subsidiaries (“ANC Rental”), by distributing 100% of ANC Rental’s common stock to AutoNation’s stockholders as a tax-free dividend. As a result of the spin-off, AutoNation stockholders received one share of ANC Rental common stock for every eight shares of AutoNation common stock owned as of the June 16, 2000 record date. As discussed in Note 17, Discontinued Operations, of Notes to Consolidated Financial Statements, ANC Rental has been accounted for as discontinued operations in the accompanying Consolidated Financial Statements and accordingly, the operating results of ANC Rental have been classified as discontinued operations in the accompanying Consolidated Financial Statements.

      In connection with the spin-off of ANC Rental Corporation in June 2000, we agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. (“Mitsubishi”) and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental’s behalf. We are also a party to certain agreements with ANC Rental (the “ANC Rental Agreements”), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and we have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental’s bankruptcy, we were called on to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which we provided guarantees. As a result, we agreed to assume these real property leases, which expire in 2017, in order to control and attempt to mitigate our exposure relating thereto. In the fourth quarter of 2001, we incurred a pre-tax charge of $20.0 million included in net income from discontinued operations to reflect our assumption of the nine leases with Mitsubishi and certain other costs that we expect to incur as a result of ANC Rental’s bankruptcy. We continue to guarantee the remaining three leases with Mitsubishi until their expiration in 2017, and we expect to be called on to perform under at least two of these leases during 2003. As of December 31, 2002, we have accrued liabilities of approximately $11 million that we believe are adequate to cover our probable exposures related to these leases. ANC Rental has been accounted for as a discontinued operation and, accordingly, we expect that additional charges recorded by us pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact our reported results from continuing operations.

      We reached an agreement with Mitsubishi in early 2002 pursuant to which our aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Based on ANC Rental’s continued performance under the motor vehicle lease agreement, we believe our financial exposure under the agreement will be minimal. Our indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. We could have potential exposure under the indemnification obligations until approximately 2006. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to us under the terms of the ANC Rental Agreements may be extinguished or our claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to us in connection with payments made by us with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that we make to the Internal Revenue Service as a result of audit adjustments in our consolidated federal income tax returns relating to ANC Rental’s automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next two to four years. We estimate that, based on our assessment of the risks involved in each matter and excluding the liabilities associated with the property leases discussed above, our remaining potential exposure related to ANC Rental may be in the range of $25.0 million to $50.0 million. However, the exposure is difficult to estimate and we cannot assure you that our aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above, which could have a material adverse effect on our business, financial condition, cash flows and prospects.

      We have filed various claims against ANC Rental in the bankruptcy, including claims related to these credit enhancements, guarantees and ANC Rental Agreements. These claims may be discharged, in whole or in part, in the bankruptcy. The Committee of Unsecured Creditors in the bankruptcy is presently investigating potential claims against us in connection with our prior ownership and spin-off of ANC Rental, including claims that ANC Rental was undercapitalized at the time of the spin-off. There can be no assurances that we will not be subject to these or other additional claims as a result of ANC Rental’s bankruptcy filing. If any such potential claims were to be brought against us, we would vigorously defend ourselves and assert available defenses. However, there can be no assurances that we would prevail in any such claims, or that a failure to prevail would not have a material adverse effect on our business, financial condition, cash flows and prospects.

      In July 1998, our former solid waste subsidiary, Republic Services, Inc., completed an initial public offering of 36.1% of its common stock. In May 1999, we sold substantially all of our interest in Republic Services in a public offering. Our remaining interest was sold in 2000.

Business Acquisitions and Divestitures

      During the years ended December 31, 2002, 2001 and 2000, we acquired various automotive retail businesses. We paid approximately $158.4 million, $69.7 million and $190.9 million, respectively, in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. We also paid $8.1 million, $22.3 million and $122.4 million during the years ended December 31, 2002, 2001 and 2000, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. As of December 31, 2002, approximately $9.7 million of deferred purchase price due to former owners of acquired businesses had been accrued.

      In April 2001, we completed the sale of our New Jersey-based Flemington dealership group for net proceeds of $59.0 million and a pre-tax gain of approximately $19.0 million.

      In November 2000, we completed the divestiture of our outdoor media business for a purchase price of approximately $104.0 million. In connection with the sale, we entered into a prepaid $15.0 million advertising agreement and, therefore, we received net proceeds of $89.0 million. A pre-tax gain of $53.5 million was recognized on the sale.

      See Note 19, Acquisitions and Divestitures, of Notes to Consolidated Financial Statements, for further discussion of business combinations.

Loan and Lease Underwriting Activities

      In December 2001, we decided to exit the business of underwriting retail automobile loans for customers at our dealerships, which we determined was not a part of our core automotive retail business. We continue to provide automobile loans for our customers through unrelated third-party financing sources, which historically had provided more than 95% of the auto loans made to our customers.

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

      Loan and lease underwriting income was $13.9 million for the year ended December 31, 2002. The income in 2002 is the result of our continued focus on the management of our finance receivables and improved collections as part of our exit from the business of underwriting retail automobile loans. At December 31, 2002, we had finance receivables totaling $92.9 million which are expected to be substantially collected through 2004. See discussion of key economic assumptions and other information in Note 13, Finance Underwriting and Asset Securitizations, of Notes to Consolidated Financial Statements.

Restructuring Activities

      During 1999, we approved a restructuring plan to exit the used vehicle megastore business and reduce the corporate workforce. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999. The restructuring plan also included divesting of certain non-core franchised dealerships. During 2001 and 2000, we received $2.2 million and $89.7 million, respectively, of cash from the divestiture of certain automotive dealerships as part of our 1999 restructuring activities.

      We continue to dispose of our closed megastores and other properties, including closed lease properties, through sales to third parties. At December 31, 2002, properties held for sale, net totaled $59.9 million, including properties with total asset value of $49.8 million remaining to be sold of the total $285.3 million identified as part of the restructuring plan. Despite a softening market, these properties continue to be aggressively marketed.

      See further discussion in Note 14, Restructuring Activities and Impairment Charges, of Notes to Consolidated Financial Statements.

Non-Operating Income (Expense)

     Floorplan Interest Expense

      Floorplan interest expense was $74.8 million, $126.7 million and $198.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Decreases are primarily related to lower interest rates in 2002 and 2001. While interest rates are at an all time low, we expect modest increases in floorplan interest rates in 2003. We believe the effect of the increases will be partially offset by increases in floorplan interest assistance from the vehicle manufacturers, which is also interest rate sensitive, although we do not expect to realize the same level of benefit from net inventory carrying costs as we did during 2002.

      Subsequent to year-end, we entered into a series of interest rate hedge transactions designed to mitigate our exposure to certain floating interest rate liabilities. As of February 26, 2003, we have executed $500.0 million of notional value hedges which mature over the next three years.

     Other Interest Expense

      During 2002, other interest expense was incurred primarily on borrowings under our mortgage facilities and the outstanding senior unsecured notes. Other interest expense was $50.4 million, $43.7 million and $47.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 was primarily due to higher fixed interest expenses related to the senior unsecured notes sold in August 2001. The decrease in 2001 was due to lower average borrowings as well as lower floating interest rates partially offset by additional fixed interest expense related to the senior unsecured notes.

     Interest Income

      Interest income was $10.4 million, $9.0 million and $14.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 increase is primarily due to higher average cash and investment balances, partially offset by lower interest rates. The 2001 decrease is primarily due to lower interest rates. We expect interest income in 2003 to decrease compared to 2002 due to the sale of our restricted investments in 2002.

     Other Income (Expense), Net

      For the year ended December 31, 2002, other income, net was $6.4 million. As discussed under the heading “Financial Condition,” in September 2002, one of our captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred our risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company. As a result of the transaction, we liquidated related restricted assets, realizing a $3.1 million gain on the sale. Additionally, in 2002, we converted our remaining restricted investments to restricted cash, realizing a $2.7 million gain on the sale. Other expense, net for the year ended December 31, 2001, was $4.5 million. Other income for the year ended December 31, 2000 was $33.4 million, and primarily included gains of approximately $24.0 million on the sale of approximately 3.1 million shares of common stock of our former solid waste subsidiary, Republic Services, and approximately $53.5 million on the sale of our former outdoor media business, offset by a $30.0 million valuation write-down related to an equity-method investment in a privately held vehicle salvage and parts recycling business as well as a $5.0 million write-down to fair value of another equity-method investment, subsequently sold in early 2001 at no additional gain or loss.

     Income Taxes

      The provision for income taxes from continuing operations was $236.4 million, $155.8 million and $196.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The effective income tax rate was 38.3%, 38.9% and 37.5% for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in the effective tax rate in 2002 primarily reflects the impact of the elimination of goodwill amortization, partially offset by increases to our effective state tax rates. As further discussed under the heading “Financial Condition,” we have been engaged in settlement negotiations with the IRS with respect to the tax treatment of certain transactions. Excluding the impact of any settlement with IRS, we anticipate that our effective income tax rate will be approximately 38.5% in 2003, an increase from the 2002 rate due to increases to our effective state tax rates.

Financial Condition

      At December 31, 2002, we had $176.2 million of unrestricted cash and cash equivalents. We have two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2002 for another 364-day term to August 2003. The five-year facility, which expires in August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of our dealerships, and are guaranteed by substantially all of our subsidiaries. No amounts are drawn on these revolving credit facilities.

      In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2002, surety bonds, letters of credit and cash deposits totaled $62.2 million and have various expiration dates. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. At December 31, 2002, we had $21.8 million in letters of credit outstanding. Due to changes in insurance requirements, letters of credit outstanding are expected to be in the range of $55 million to $60 million in 2003.

      We also have $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

      Our revolving credit facilities and the indenture for our senior unsecured notes contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases), and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require us to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage, and maximum balance sheet leverage. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage and minimum interest coverage covenants. In the event that we were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should we be in violation of the financial covenants, we could be limited in incurring certain additional indebtedness. Our revolving credit facilities, the indenture for our senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of ours. At December 31, 2002, we were in compliance with the requirements of all such financial covenants and do not anticipate any events of default.

      In conjunction with the revolving credit facilities and senior unsecured notes offering, we received corporate credit ratings from rating agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings, and certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade. In the event of a downgrade in our credit ratings, none of the covenants would be impacted and we would continue to have access to the revolving credit facilities, but at higher rates of interest.

      At December 31, 2002, we had an aggregate $153.2 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate, and is secured by mortgages on certain of our dealerships’ real property.

      We finance our new vehicle inventory through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of December 31, 2002, aggregate capacity of the facilities was approximately $3.6 billion. We finance our used vehicle inventory primarily through our cash flow from operations.

      We sell and receive commissions on the following types of vehicle protection and other products: extended warranties, guaranteed auto protection, credit insurance, lease “wear and tear” insurance, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we either sell the products on a straight commission basis or sell the product, recognize commission and participate in future underwriting profit pursuant to retrospective commission arrangements. Through 2002, we assumed some of the underwriting risk through reinsurance agreements with our captive insurance subsidiaries. Effective January 1, 2003, we no longer reinsure any new extended warranties and credit insurance products. We maintain restricted cash in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to our captive insurance subsidiaries. At December 31, 2002, we had restricted assets in excess of requirements totaling approximately $8 million. We closely monitor excess amounts and periodically obtain authorization to transfer excess amounts to unrestricted accounts, if necessary.

      In September 2002, one of our captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred our risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company, resulting in an $8.1 million gain. As a result of the transaction, we reduced our insurance reserves and liquidated related restricted assets, realizing a $3.1 million gain on the sale. We transferred $66.6 million of restricted assets to the third-party insurance company in exchange for the assumption of the related insurance reserves.

      During 2002, we repurchased 30.7 million shares of our common stock for an aggregate purchase price of $389.9 million. In October 2002, our Board of Directors extended our share repurchase program by authorizing us to acquire an additional $500.0 million of our common stock. Including the program authorized in October 2002, our Board has authorized us to acquire $2.5 billion of our common stock since 1998 and, through December 31, 2002, we have acquired 185.7 million shares of our common stock for an aggregate purchase price of $2.1 billion, leaving approximately $370.4 million authorized for repurchases at December 31, 2002. In October 2002, we obtained consents from the holders of our $450.0 million of 9.0% senior unsecured notes due August 1, 2008 to amend the indenture governing such notes (the “Indenture”), and we obtained consents from the lenders to amend our revolving credit facilities. The principal purpose of the amendments was to modify the restricted payments covenant under the Indenture and the revolving credit facilities to increase our share repurchase capacity by $400 million. As of February 26, 2003, we repurchased an additional 8.8 million shares of common stock for an aggregate purchase price of $108.8 million, leaving approximately $261.6 million authorized by our Board for share repurchases. We expect to continue repurchasing shares under this program. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. While we expect to continue repurchasing shares, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of our capital such as strategic dealership acquisitions and capital investments in our current businesses. Our future share repurchases are also subject to limitations, as modified, contained in the indenture relating to our senior unsecured notes and our credit agreements for our two senior secured revolving credit facilities.

      In connection with the spin-off of ANC Rental in June 2000, we agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental’s behalf. We are also a party to ANC Rental Agreements, including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and we have certain obligations. See further discussion under the heading “Discontinued Business Segments.”

      At December 31, 2002 and December 31, 2001, we had $891.2 million and $853.8 million, respectively, of net deferred tax liabilities. In 1997 and 1999, we engaged in certain transactions with tax implications that the Internal Revenue Service is challenging. Approximately $670 million of the net deferred tax liabilities at December 31, 2002 relates to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits to which we would have been entitled upon providing such benefits in the future, and which deductions we are currently foregoing. In October 2002, the IRS announced a settlement initiative aimed at resolving IRS objections to these types of transactions. The settlement initiative includes settlement guidelines for companies that elect to enter into the settlement program offered by the IRS. Based on the settlement guidelines issued by the IRS, we estimate that, in connection with a possible settlement, we could owe the IRS net aggregate payments in the range of approximately $475 million to $550 million, a portion of which might be deferred over a multi-year period. We estimate that the initial net payment in connection with such a settlement could be in the range of approximately $300 million to $400 million and would be payable in early

2004, with the remaining amount deferred. We have been engaged in settlement negotiations with the IRS with respect to the tax treatment of these transactions since the fourth quarter of 2002. We cannot provide any assurance, however, that we will settle the tax treatment of the transactions with the IRS or, if we do, that such settlement will be on the terms outlined above, including with respect to the amount or timing of payments. A settlement or resolution of these matters could have a material adverse effect on our financial condition, results of operations and cash flows.

Cash Flows

      Cash and cash equivalents increased (decreased) by $48.1 million, $43.5 million and $(153.6) million during the years ended December 31, 2002, 2001 and 2000, respectively. The major components of these changes are discussed below.

     Cash Flows from Operating Activities

      Cash provided by operating activities was $542.5 million, $540.1 million and $431.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable which directly relate to new vehicle inventory. The 2001 change in inventory, net of floorplan notes payable, is attributable to lower inventory levels maintained in 2001 as compared to 2000. The 2001 change in other liabilities is the result of megastore and other exit payments made in 2000 as part of 1999 restructuring activities.

     Cash Flows from Investing Activities

      Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions and divestitures, property dispositions, activity from installment loan receivables, purchases and sales of investments and other transactions as further described below.

      Capital expenditures, excluding property operating lease buy-outs, were $163.4 million, $156.5 million and $138.7 million during the years ended December 31, 2002, 2001 and 2000, respectively. Property operating lease buy-outs were $19.8 million and $7.1 million for the years ended December 31, 2002 and 2001, respectively. We are in the process of analyzing certain of our higher cost operating leases and evaluating alternatives in order to lower the effective financing costs. Approximately half of our capital investments during 2002 related to required improvements of our existing dealership facilities. The balance of our capital investments during 2002 related to upgrades to existing dealership facilities and construction of new facilities that we generally target to generate rates of return consistent with our investment goal of a 15% after-tax rate of return. We will make additional facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We expect capital expenditures in 2003 to be approximately $150 million.

      Proceeds from the disposal of assets held for sale were $34.8 million, $71.9 million and $75.1 million during the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are primarily from the sales of megastore and other properties held for sale. The 2000 amount also includes proceeds from the sale of the building occupied by ANC Rental.

      Collections of installment loan receivables and other related items totaled $86.7 million, $551.5 million and $632.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. There was no funding or proceeds from securitizations of installment loans receivables for the year ended December 31, 2002 as a result of our decision to exit the business of underwriting retail automobile loans in December 2001, as discussed under the heading “Loan and Lease Underwriting Activities.”

      In September 2002, one of our captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred our risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company. We transferred $66.6 million of restricted assets to the third-party insurance company in exchange for the assumption of the related insurance reserves. During

2001, we moved various restricted cash deposits related to certain insurance programs to a series of restricted investments. See Note 4, Restricted Assets and Reinsurance, of Notes of Consolidated Financial Statements for additional information.

      Cash used in business acquisitions, net of cash acquired, was $166.5 million, $92.0 million and $313.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in cash used in business acquisitions in 2002 was due to acquisitions of the Chicago-based Laurel dealership group, Hudiburg Chevrolet in Fort Worth, Texas, and Claridge’s BMW in Fremont, California. The decrease in cash used in business acquisitions in 2001 is primarily due to a planned reduction in acquisition activity including our shift in 2000 to acquire single dealerships or small dealership groups focused in key existing markets. Cash used in business acquisitions during 2002, 2001 and 2000 includes $8.1 million, $22.3 million and $122.4 million in deferred purchase price for certain prior year automotive retail acquisitions. See discussion under the heading “Business Acquisitions and Divestitures” and in Note 19, Acquisitions and Divestitures, of Notes to Consolidated Financial Statements.

      In 2001, we received $59.0 million of cash from the divestiture of our New Jersey-based Flemington dealership group. As part of our restructuring activities, in 2001 and 2000 we divested of certain non-core franchised automotive dealerships for which we received $2.2 million and $89.7 million, respectively, of cash. In 2000, we completed the divestiture of our outdoor media business for the net proceeds price of $89.0 million. See further discussion under the heading, “Business Acquisitions and Divestitures” and in Note 19, Acquisitions and Divestitures, of Notes to Consolidated Financial Statements.

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

     Cash Flows from Financing Activities

      Cash flows from financing activities include proceeds from senior unsecured notes issued, repayments of acquired debt, treasury stock purchases and other transactions as further described below.

      We have repurchased approximately 30.7 million, 27.3 million and 27.6 million shares of our common stock during the years ended December 31, 2002, 2001 and 2000, respectively, for an aggregate price of $389.9 million, $256.8 million and $188.9 million, respectively, under our Board approved share repurchase programs.

      During the years ended December 31, 2002, 2001 and 2000, proceeds from the exercises of stock options were $78.7 million, $9.1 million and $1.3 million, respectively. Increased activity in 2002 was due to higher market prices for our common stock, which resulted in more exercises of stock options outstanding. A substantial portion of stock option exercises during the first six months of 2002 were made by former employees who had retained stock options as part of the ANC Rental spin-off on June 30, 2000. These options generally expired on June 30, 2002.

      During 2001, we received net proceeds from the issuance of senior unsecured notes of $434.7 million. Additionally, during 2001 we received proceeds of $153.3 million relating to new mortgage facilities. See further discussion under the heading “Financial Condition” and in Note 9, Notes Payable and Long-Term Debt, of Notes to Consolidated Financial Statements. These amounts were used to repay outstanding amounts under revolving credit facilities totaling $615.0 million and certain other debt.

      Other cash used in financing activities totaled $11.8 million in 2002 and includes amounts paid in November 2002 related to consents obtained from the holders of our $450.0 million of 9.0% senior unsecured notes to amend the indenture governing such notes and from the lenders to amend our revolving credit facilities.

      During 2000, we entered into a sale-leaseback transaction involving our corporate headquarters, which resulted in net proceeds of approximately $52.1 million.

      During the years ended December 31, 2001 and 2000, we repaid approximately $178.3 million and $197.0 million, respectively, of debt obligations primarily related to amounts financed under a lease facility. See Note 9, Notes Payable and Long-Term Debt, of Notes to Consolidated Financial Statements for further discussion.

      We will continue to evaluate the best use of our operating cash flow between capital expenditures, share repurchases, acquisitions and debt reduction. We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities restrict our ability to declare cash dividends.

     Cash Flows from Discontinued Operations

      Cash used in discontinued operations was as follows during the years ended December 31 (in millions):

	2002	2001	2000

Automotive rental	$(8.4)	$—	$(227.0)

      Cash used in 2002 relates to payments made in conjunction with property leases assumed from ANC Rental. See further discussion under the heading “Discontinued Business Segments.” Cash used in our former automotive rental business during 2000 consists primarily of cash used to replace maturing letters of credit which provided credit enhancement for ANC Rental’s vehicle financing.

Liquidity

      We require cash to fund working capital needs, finance acquisitions of new dealerships, fund capital expenditures and common stock repurchases and for a potential settlement with the IRS as discussed under the heading “Financial Condition.” These requirements are met principally from cash flows from operations, borrowings under floorplan financings, mortgage notes and credit facilities.

      We believe that our funds generated through future operations and availability of borrowings under our floorplan facilities, our revolving credit facilities and our mortgage facilities will be sufficient to fund our debt service and working capital requirements, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions, and share repurchases through cash flow from operations, our revolving credit facilities, and other financings. We do not foresee any difficulty in continuing to comply with the covenants of our various financing facilities.

Contractual Payment Obligations

      The following table summarizes our significant payment obligations under certain contracts at December 31, 2002 (in millions):

	Payments Due by Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Floorplan notes payable (Note 3)	$2,302.5	$2,302.5	$—	$—	$—
Notes payable and long-term debt (Note 9)	651.3	8.6	19.2	58.1	565.4
Operating lease commitments (Note 10)	425.9	75.9	107.4	83.9	158.7
Acquisition purchase price commitments (Note 19)	59.3	54.5	4.8	—	—

Total	$3,439.0	$2,441.5	$131.4	$142.0	$724.1

      In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2002, surety bonds, letters of credit and cash deposits totaled $62.2 million and have various expiration dates. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. At December 31, 2002, we had $21.8 million in letters of credit outstanding. Due to changes in insurance requirements, letters of credit outstanding are expected to be in the range of $55 million to $60 million in 2003.

      We have been engaged in settlement negotiations with the IRS with respect to the tax treatment of certain transactions. See further discussion under the heading “Financial Condition.”

      As further discussed under the heading “Discontinued Business Segments,” in connection with ANC Rental’s spin-off, we provide certain credit enhancements and guarantees with respect to financial and other performance obligations of ANC Rental. The timing of when these obligations will be satisfied is difficult to estimate, although we believe it is likely that the majority will be satisfied in the next five years.

Seasonality

      Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenue and operating results to be generally lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentives programs.

New Accounting Pronouncements

      In 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

      Effective January 1, 2002, we also adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized primarily over forty years on a straight-line basis until December 31, 2001. Effective January 1, 2002, such amortization ceased. Other intangibles with definite lives continue to be amortized primarily over three to fifteen years. See additional discussion in Note 6, Intangible Assets, of Notes to Consolidated Financial Statements.

      Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. The adoption of SFAS 144 did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have an impact on our consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 as of December 31, 2002.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 will not have an impact on our financial position, results of operations and cash flows.

Forward Looking Statements

      Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors; we expect industry-wide sales of new vehicles in the United States during 2003 to decrease by an estimated three to five percent compared to 2002 on a unit basis, although sales levels may decrease by a greater amount due to various factors, including uncertainty relating to the prospects of war. Sales levels are very difficult to predict; lower actual sales could materially adversely impact our business.

•	We have engaged in certain transactions that the IRS has reviewed and may have a material adverse effect on our financial condition, results of operations and cash flows.

•	In connection with ANC Rental Corporation’s bankruptcy, we have been called on to perform under certain guarantees with respect to ANC Rental, we may be called on to perform under additional credit enhancements and guarantees in the future, we may have claims against ANC Rental that may be discharged in bankruptcy, and we may be subject to other claims, any of which could have a material adverse effect on our business, financial condition, cash flows and prospects.

•	We are subject to restrictions imposed by vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional dealerships.

•	Our dealerships are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our dealership operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

•	Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, operating results and prospects.

•	We are subject to extensive governmental regulation and if we are found to be in violation of any of these regulations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive dealerships in key markets on favorable terms or at all.

•	We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

•	We are subject to residual value risk and consumer credit risk in connection with our lease portfolio, consumer credit risk in connection with our finance receivables and related assets and underwriting risk in connection with our reinsurance of warranty, credit life and protection products.

•	Under SFAS 142, we must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on our results of operations and shareholders’ equity.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions.

Interest Rate Risk

      At December 31, 2002 and 2001, we had variable rate floorplan notes payable totaling $2.3 billion and $1.9 billion, respectively. Based on these amounts at December 31, 2002 and 2001, a 100 basis point change in interest rates would result in an approximate $23.0 million and $19.0 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to floorplan notes payable is partially mitigated by manufacturers’ floorplan assistance which in some cases is based on variable interest rates. Net of floorplan assistance, at December 31, 2002 and 2001, a 100 basis point change in interest rates would result in an approximate $9.8 million and $9.5 million, respectively, change to our net inventory carrying costs.

      At December 31, 2002 and 2001, we had other variable rate debt outstanding totaling $153.2 million and $153.4 million, respectively. Based on the amounts outstanding at December 31, 2002 and 2001, a 100 basis point change in interest rates would result in an approximate $1.5 million change to interest expense for both years.

      Subsequent to year-end, we entered into a series of interest rate hedge transactions designed to mitigate our exposure to certain floating interest rate liabilities. As of February 26, 2003, we have executed $500.0 million of notional value hedges which mature over the next three years.

Hedging Risk

      During 2001, to minimize the risk of changes in interest rates we used interest rate derivatives related to a commercial paper warehouse facility in connection with our financing underwriting business exited in 2001, which consisted of interest rate swaps, caps and floors which were entered into with a group of financial institutions with investment-grade credit ratings. At December 31, 2002 and 2001, we did not have any derivative instruments outstanding.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AutoNation, Inc.:

     We have audited the accompanying consolidated balance sheet of AutoNation, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss) and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit. The Company’s consolidated financial statements and financial statement schedules for each of the years in the two-year period ended December 31, 2001, before the revisions described in Note 1 and Note 25 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 7, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

     As discussed above, the consolidated financial statements of AutoNation, Inc. as of December 31, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows: (a) as described in Note 1 under the heading “Intangible Assets”, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts; (b) as described in Note 25, these consolidated financial statements and related notes as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001 have been revised to provide disaggregations of certain financial statement amounts and note disclosures. Our audit procedures with respect to the financial statement amounts and note disclosures described in Note 25 included (i) agreeing the previously reported amounts to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the disaggregation; (c) as described in Note 25, these consolidated financial statements for each of the years in the two-year period ended December 31, 2001 have been revised to reflect the reclassification of floorplan interest expense. Our audit procedures with respect to the reclassification of floorplan interest expense described in Note 25 included (i) agreeing the reported amounts to the previously issued consolidated financial statements, and (ii) testing the mathematical accuracy of the reclassification. In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Fort Lauderdale, Florida

February 4, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of AutoNation, Inc.:

      We have audited the accompanying consolidated balance sheets of AutoNation, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,

February 7, 2002.

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

NOTE: The consolidated financial statements as of December 31, 2001 and for each of the years in the two-year period then ended have been revised to include: (i) the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (see Note 1 under the heading “Intangible Assets”) and (ii) disaggregations of certain financial statement amounts and note disclosures (see Note 25). Additionally, as described in Note 25, the consolidated income statements for the years ended December 31, 2001 and 2000 have been revised to reflect the reclassification of floorplan interest expense. The report of Arthur Andersen LLP presented above does not extend to these changes.

AUTONATION, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share data)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176.2	$128.1
Receivables, net	759.8	802.2
Inventory	2,598.4	2,178.5
Other current assets	94.7	43.7

Total Current Assets	3,629.1	3,152.5
RESTRICTED ASSETS	100.8	199.9
PROPERTY AND EQUIPMENT, NET	1,678.4	1,583.3
INTANGIBLE ASSETS, NET	2,975.8	2,865.2
OTHER ASSETS	200.7	264.5

Total Assets	$8,584.8	$8,065.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable	$2,302.5	$1,900.7
Accounts payable	163.3	149.7
Notes payable and current maturities of long-term debt	8.6	7.9
Other current liabilities	506.3	519.8

Total Current Liabilities	2,980.7	2,578.1
LONG-TERM DEBT, NET OF CURRENT MATURITIES	642.7	647.3
DEFERRED INCOME TAXES	947.4	853.8
OTHER LIABILITIES	103.8	158.3
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 333,505,325 and 476,472,730 shares issued and outstanding including shares held in treasury, respectively	3.3	4.8
Additional paid-in capital	3,044.1	4,674.0
Retained earnings	1,263.2	881.6
Accumulated other comprehensive income	4.2	1.6
Treasury stock, at cost; 35,489,909 and 154,759,709 shares held, respectively	(404.6)	(1,734.1)

Total Shareholders’ Equity	3,910.2	3,827.9

Total Liabilities and Shareholders’ Equity	$8,584.8	$8,065.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31,
(In millions, except per share data)

	2002	2001	2000

Revenue:
New vehicle	$11,694.8	$12,000.0	$12,489.3
Used vehicle	3,786.6	3,883.2	3,860.2
Parts and service	2,453.3	2,404.9	2,334.9
Finance and insurance	510.2	489.6	431.8
Other	1,033.6	1,211.6	1,482.8

TOTAL REVENUE	19,478.5	19,989.3	20,599.0

Cost of Operations:
New vehicle	10,784.9	11,035.4	11,433.3
Used vehicle	3,383.6	3,456.7	3,422.8
Parts and service	1,385.0	1,365.7	1,335.2
Other	938.5	1,130.9	1,387.0

TOTAL COST OF OPERATIONS	16,492.0	16,988.7	17,578.3

Gross Profit:
New vehicle	909.9	964.6	1,056.0
Used vehicle	403.0	426.5	437.4
Parts and service	1,068.3	1,039.2	999.7
Finance and insurance	510.2	489.6	431.8
Other	95.1	80.7	95.8

TOTAL GROSS PROFIT	2,986.5	3,000.6	3,020.7

Selling, general and administrative expenses	2,200.9	2,207.2	2,177.7
Depreciation	67.3	70.7	54.7
Amortization	2.4	81.2	79.1
Loan and lease underwriting losses (income), net	(13.9)	89.6	6.0
Restructuring and related impairment charges (recoveries), net	1.4	4.5	(20.4)
Other losses (gains)	2.0	(19.3)	—

OPERATING INCOME	726.4	566.7	723.6
Floorplan interest expense	(74.8)	(126.7)	(198.6)
Other interest expense	(50.4)	(43.7)	(47.7)
Interest income	10.4	9.0	14.3
Other income (expense), net	6.4	(4.5)	33.4

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	618.0	400.8	525.0
Provision for income taxes	236.4	155.8	196.9

INCOME FROM CONTINUING OPERATIONS	381.6	245.0	328.1

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of income taxes	—	(12.7)	13.1
Loss on disposal of segments, net of income taxes of $(1.4) in 2000	—	—	(11.3)

	—	(12.7)	1.8

NET INCOME	$381.6	$232.3	$329.9

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.20	$.74	$.91
Discontinued operations	—	(.04)	—

Net income	$1.20	$.70	$.91

Weighted average common shares outstanding	316.7	333.4	361.3

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.19	$.73	$.91
Discontinued operations	—	(.04)	—

Net income	$1.19	$.69	$.91

Weighted average common shares outstanding	321.5	335.2	361.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2002, 2001 and 2000
(In millions, except share data)

					Accumulated
					Other
					Compre-		Compre-
	Common Stock		Additional		hensive		hensive
			Paid-in	Retained	Income	Treasury	Income
	Shares	Amount	Capital	Earnings	(Loss)	Stock	(Loss)

BALANCE AT DECEMBER 31, 1999	474,965,676	$4.7	$4,661.5	$1,213.8	$6.6	$(1,285.4)

Comprehensive income (loss):
Net income	—	—	—	329.9	—	—	$329.9

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	6.4
Adjustments to marketable securities and interest-only strip receivables	—	—	—	—	—	—	(12.0)

Other comprehensive loss	—	—	—	—	(5.6)	—	(5.6)

Comprehensive income	—	—	—	—	—	—	$324.3

Purchases of treasury stock	—	—	—	—	—	(188.9)
Spin-off of ANC Rental Corporation	—	—	—	(894.4)	—	—
Exercise of stock options and warrants, including income tax benefit of $1.0	593,519	.1	2.2	—	—	—
Other	—	—	1.0	—	—	(3.0)

BALANCE AT DECEMBER 31, 2000	475,559,195	4.8	4,664.7	649.3	1.0	(1,477.3)

Comprehensive income:
Net income	—	—	—	232.3	—	—	$232.3

Other comprehensive income:
Adjustments to restricted investments, marketable securities and interest-only strip receivables	—	—	—	—	—	—	.6

Other comprehensive income	—	—	—	—	.6	—	.6

Comprehensive income	—	—	—	—	—	—	$232.9

Purchases of treasury stock	—	—	—	—	—	(256.8)
Exercise of stock options and warrants, including income tax benefit of $.9	913,535	—	10.0	—	—	—
Other	—	—	(.7)	—	—

BALANCE AT DECEMBER 31, 2001	476,472,730	4.8	4,674.0	881.6	1.6	(1,734.1)

Comprehensive income:
Net income	—	—	—	381.6	—	—	$381.6

Other comprehensive income:
Adjustments to marketable securities and interest-only strip receivables	—	—	—	—	2.6	—	2.6

Other comprehensive income	—	—	—	—	—	—	2.6

Comprehensive income	—	—	—	—	—	—	$384.2

Purchases of treasury stock	—	—	—	—	—	(389.9)
Treasury stock cancellation	(150,000,000)	(1.5)	(1,717.9)	—	—	1,719.4
Exercise of stock options and warrants, including income tax benefit of $9.6	7,032,595	—	88.3	—	—	—
Other	—	—	(.3)	—	—	—

BALANCE AT DECEMBER 31, 2002	333,505,325	$3.3	$3,044.1	$1,263.2	$4.2	$(404.6)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions, except share data)

	2002	2001	2000

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$381.6	$232.3	$329.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67.3	70.7	54.7
Amortization	2.4	81.2	79.1
Amortization of debt issue costs and discounts	5.0	2.9	1.8
Deferred income tax provision (benefit)	26.9	(46.1)	91.3
Non-cash loan and lease underwriting losses (income)	—	80.9	16.6
Non-cash restructuring and impairment charges (recoveries), net	1.4	4.5	(20.4)
Other (gains) losses, net	2.0	(19.3)	—
Gain on sale of marketable securities, net	(6.0)	(.4)	(23.7)
Valuation write-down on equity-method investment	—	—	30.0
Gain on sale of outdoor media business	—	—	(53.5)
Loss (income) from discontinued operations	—	12.7	(1.8)
Other	(8.9)	(1.8)	4.1
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	22.7	74.9	(86.9)
Inventory	(379.5)	544.7	(37.2)
Other assets	(2.8)	(16.5)	13.6
Floorplan notes payable	386.0	(514.4)	159.4
Accounts payable	13.7	7.5	(19.9)
Other liabilities	30.7	26.3	(105.7)

	542.5	540.1	431.4

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buy-outs	(163.4)	(156.5)	(138.7)
Property operating lease buy-outs	(19.8)	(7.1)	—
Proceeds from sale of property and equipment	29.8	26.4	54.8
Proceeds from disposal of assets held for sale	34.8	71.9	75.1
Cash used in business acquisitions, net of cash acquired	(166.5)	(92.0)	(313.3)
Cash received from divestiture of Flemington dealership group	—	59.0	—
Cash received from divestiture of outdoor media business	—	—	89.0
Divestitures related to 1999 restructuring plan	—	2.2	89.7
Collection of installment loan receivables and other related items	86.7	551.5	632.2
Funding of installment loan receivables	—	(565.6)	(631.8)
Proceeds from securitizations of installment loan receivables	—	96.4	157.6
Net change in restricted cash	(53.7)	121.3	(76.6)
Purchases of restricted investments	(61.3)	(174.9)	(.7)
Sales of restricted investments	221.2	19.9	—
Transfer of restricted assets related to reinsurance agreements	(66.6)	—	—
Sales of investments	—	.5	91.6
Other	(.2)	3.5	(.4)

	(159.0)	(43.5)	28.5

CASH USED IN FINANCING ACTIVITIES:
Payments under revolving credit facilities	—	(615.0)	(54.0)
Purchases of treasury stock	(389.9)	(256.8)	(188.9)
Proceeds from sale leaseback financing	—	—	52.1
Proceeds from other debt	7.3	153.3	—
Payments of notes payable and long-term debt	(11.3)	(178.3)	(197.0)
Proceeds from issuance of unsecured senior notes	—	434.7	—
Exercises of stock options	78.7	9.1	1.3
Other	(11.8)	(.1)	—

	(327.0)	(453.1)	(386.5)

CASH PROVIDED BY CONTINUING OPERATIONS	56.5	43.5	73.4
CASH USED IN DISCONTINUED OPERATIONS	(8.4)	—	(227.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48.1	43.5	(153.6)
CASH AND CASH EQUIVALENTS at beginning of period, including cash and cash equivalents of discontinued operations of $17.4 at December 31, 2000	128.1	84.6	238.2

CASH AND CASH EQUIVALENTS at end of period	$176.2	$128.1	$84.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

      AutoNation, Inc. (the “Company”) is the largest automotive retailer in the United States. As of December 31, 2002, the Company owned and operated 369 new vehicle franchises from 282 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.

Basis of Presentation

      The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. All of the Company’s automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. However, independent third parties have minority ownership interests in certain of the Company’s non-dealership subsidiaries. The total amount of minority ownership interest is not material to the Company’s financial position, results of operations, or cash flows. The Company operates in a single industry segment, automotive retailing. All intercompany accounts and transactions have been eliminated. As further discussed in Note 25, Prior Year Reclassifications and Disaggregations, of Notes to Consolidated Financial Statements, certain amounts have been reclassified from the previously reported financial statements and disaggregations of certain disclosures have been made to conform with the financial statement presentation of the current period. The reclassifications include the presentation of floorplan interest expense below operating income. Floorplan interest expense was classified as a component of cost of operations in previously reported financial information. The reclassification of floorplan interest expense had no impact to net income and earnings per share.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company in the accompanying Consolidated Financial Statements include reserves for accounts receivable and inventory valuations, chargebacks against revenue recognized from the sales of finance and insurance products, lease residual values, certain assumptions related to goodwill and intangible assets, reserves for certain legal proceedings, estimates of assumed liabilities related to ANC Rental (see Note 17, Discontinued Operations), reserves for estimated tax liabilities related to certain transactions (see Note 15, Income Taxes) and estimates used in the write-down of outstanding auto loans and related assets and to cover costs associated with the Company’s exit from the auto loan underwriting business (see Note 13, Finance Underwriting and Asset Securitizations). Actual outcomes could differ from those estimates.

Inventory

      Inventory consists primarily of retail vehicles held for sale valued using the specific identification method, net of reserves. Cost includes acquisition, reconditioning and transportation expenses. Parts and accessories are valued at the factory list price, which approximates lower of cost (first-in, first-out) or market.

Investments

      Investments, included in Other Assets in the accompanying Consolidated Balance Sheets, consist of marketable securities and investments in businesses accounted for under the equity method. Restricted

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments, included in Restricted Assets in the accompanying 2001 Consolidated Balance Sheet, consisted primarily of marketable corporate and government debt securities. Marketable securities include investments in debt and equity securities and are primarily classified as available for sale and are stated at fair value with unrealized gains and losses included in Other Comprehensive Income in the Company’s Consolidated Balance Sheets. Other-than-temporary declines in investment values are recorded as a component of Other Income (Expense), Net in the Company’s Consolidated Income Statements. Fair value is estimated based on quoted market prices. Equity-method investments represent investments in 50% or less owned automotive-related businesses over which the Company has the ability to exercise significant influence. The Company records its initial equity-method investments at cost and subsequently adjusts the carrying amounts of the investments for the Company’s share of the earnings or losses of the investee after the acquisition date as a component of Other Income (Expense), Net in the Company’s Consolidated Income Statements. The Company continually assesses whether equity-method investments should be evaluated for possible impairment by use of an estimate of the related undiscounted cash flows. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.

Property and Equipment

      Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Income (Expense), Net in the Consolidated Income Statements.

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

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens the presentation to include a component of an entity. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Intangible Assets

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method, eliminating the pooling of interests method.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Effective January 1, 2002, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and intangible assets with indefinite lives existing at June 30, 2001 were amortized primarily over forty years on a straight-line basis until December 31, 2001. Effective January 1, 2002, such amortization ceased. Other intangibles with definite lives continue to be amortized primarily over three to fifteen years.

      Pro forma net income and earnings per share for the years ended December 31, 2001 and 2000, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

	2001	2000

Reported net income	$232.3	$329.9
Add: goodwill amortization, net of tax	59.8	60.5

Pro forma net income	$292.1	$390.4

Reported earnings per share:
Basic	$.70	$.91

Diluted	$.69	$.91

Pro forma earnings per share:
Basic	$.88	$1.08

Diluted	$.87	$1.08

      As required by SFAS 142, the Company has completed impairment tests as of January 1, 2002 and June 30, 2002 for goodwill and intangibles with indefinite lives. These tests include determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred.

Stock Options

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148.

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to SFAS No. 123, the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted after December 31, 1994, the Company’s pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

	2002	2001	2000

Net income, as reported	$381.6	$232.3	$329.9
Pro forma stock-based employee cost, net of taxes	(19.3)	(28.1)	(44.5)

Pro forma net income	$362.3	$204.2	$285.4

Basic earnings per share, as reported	$1.20	$.70	$.91
Pro forma stock-based employee cost	(.06)	(.09)	(.12)

Pro forma basic earnings per share	$1.14	$.61	$.79

Diluted earnings per share, as reported	$1.19	$.69	$.91
Pro forma stock-based employee cost	(.06)	(.08)	(.12)

Pro forma diluted earnings per share	$1.13	$.61	$.79

Pro forma weighted average fair value of options granted	$4.78	$4.54	$2.96
Risk free interest rates	2.79- 3.55%	4.44- 4.92%	5.07- 5.15%
Expected dividend yield	—	—	—
Expected lives	5-7 years	5-7 years	5-7 years
Expected volatility	40%	40%	40%

Derivative Financial Instruments

      Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings. The accounting for the portion reported in earnings due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in earnings, to the extent effective, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      The Company maintains an overall risk management strategy that utilizes a variety of interest rate financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rates. The Company does not use derivative financial instruments for trading purposes.

      The Company’s investments in securitizations resulting from its commercial paper warehouse facility, which has been terminated (See Note 13, Finance Underwriting and Asset Securitizations), were considered hybrid instruments under SFAS 133. Included in the hybrid instrument was an embedded derivative instrument for the interest and prepayment components of the risk of the securitized installment loan receivables.

      SFAS 133 required that the Company’s embedded derivative instrument be separated from the host contract and carried at fair value. Because the Company was not using the embedded derivative instrument as a hedging instrument, SFAS 133 required that the Company report the embedded derivative instrument on its balance sheet and changes in the fair value of the embedded derivative instrument currently in earnings.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of January 1, 2001, the Company adopted SFAS 133 and recorded its embedded derivative instrument and its caps and floors outstanding at January 1, 2001 on its balance sheet, which resulted in an increase to assets and liabilities of approximately $14.3 million. The effect to earnings was not material.

      The Company recorded the gains and losses from its embedded derivative contracts and other derivatives as a component of Loan and Lease Underwriting Losses (Income), Net in the accompanying Consolidated Income Statements. The fair value of any outstanding derivative contracts is included in other assets and other liabilities in the accompanying Consolidated Balance Sheets, as applicable. In 2001, the Company recorded gains and losses relating to the change in fair value of its embedded derivative contracts offset by the change in fair value of its other derivative instruments that were not material. At December 31, 2002 and 2001, the Company had no derivative financial instruments outstanding.

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

      The Company sells and receives commission, which is recognized upon sale, on the following types of vehicle protection and other products: extended warranties, guaranteed auto protection (“GAP,” which covers the shortfall between loan balance and insurance payoff), credit insurance, lease “wear and tear” insurance and theft protection products. The Company may also participate in future underwriting profit, pursuant to retrospective commission arrangements, that would be recognized over the life of the policies. An estimated liability for chargebacks against revenue recognized from sales of F&I products is established during the period in which the related revenue is recognized. Chargeback liabilities were $62.4 million and $55.5 million at December 31, 2002 and 2001, respectively.

      Through 2002, the Company reinsured through its captive insurance subsidiaries some of the underwriting risk related to extended warranty and credit insurance products sold and administered by certain independent third parties. Revenue and related direct costs from these reinsurance transactions were deferred and are recognized over the life of the policies. Effective January 1, 2003, the Company no longer reinsures any new extended warranty and credit insurance products.

      For installment loans and leases that in the past had been underwritten by the Company and not securitized, revenue from retail financing and certain loan underwriting costs are recognized over the term of the contract using the interest method. As further discussed in Note 13, Finance Underwriting and Asset Securitizations, as of December 2001, the Company had exited the auto loan and lease underwriting business.

Advertising

      The Company expenses the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers’ program, which is typically after the Company has incurred the corresponding advertising expenses. Advertising expense, net of allowances was $190.2 million, $183.2 million and $186.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Advertising

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances from manufacturers were $67.4 million, $64.2 million and $72.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Floorplan Assistance and Floorplan Interest Expense

      Floorplan interest expense is recognized as incurred. Floorplan assistance is a non-refundable credit from the manufacturer that is recognized when earned in accordance with the respective manufacturers’ programs. A summary of the Company’s floorplan assistance, a component of cost of operations, and floorplan interest expense from manufacturers for new vehicles in the accompanying Consolidated Financial Statements is as follows:

	2002	2001	2000

Floorplan assistance	$127.9	$140.8	$194.0
Floorplan interest expense	(74.8)	(126.7)	(198.6)

Net inventory carrying (cost) benefit	$53.1	$14.1	$(4.6)

Income Taxes

      The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

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

New Accounting Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 as of December 31, 2002.

      In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities to

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	RECEIVABLES, NET

      The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2002	2001

Contracts in transit and vehicle receivables	$407.0	$414.9
Finance receivables	92.9	175.7
Trade receivables	99.5	104.0
Manufacturer receivables	150.5	130.1
Other	95.4	128.7

	845.3	953.4
Less: Allowance for doubtful accounts	(22.5)	(42.7)
Finance receivables — long term	(63.0)	(108.5)

Receivables, net	$759.8	$802.2

      Contracts in transit represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers through sources arranged by the Company.

      The long-term portion of finance receivables are classified as Other Assets in the accompanying Consolidated Financial Statements. For more information on Finance Receivables, see Note 13, Finance Underwriting and Asset Securitizations.

3.	INVENTORY AND FLOORPLAN NOTES PAYABLE

      A summary of inventory at December 31 is as follows:

	2002	2001

New vehicles	$2,182.4	$1,757.5
Used vehicles	277.1	273.5
Parts, accessories and other	138.9	147.5

	$2,598.4	$2,178.5

      At December 31, 2002 and 2001, floorplan notes payable totaled $2.3 billion and $1.9 billion, respectively. The Company finances new vehicle inventory through secured floorplan facilities, at a LIBOR-based rate of interest (3.0% and 5.0% weighted average for 2002 and 2001, respectively) primarily with manufacturers’ captive finance subsidiaries and independent financial institutions. As of December 31, 2002, capacity under the floorplan credit facilities was approximately $3.6 billion.

4.	RESTRICTED ASSETS AND REINSURANCE

      The Company has restricted assets primarily in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses relating to its captive insurance subsidiaries.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of restricted assets at December 31 is as follows:

	2002	2001

Restricted cash	$100.8	$43.7
Restricted investments	—	156.2

	$100.8	$199.9

      Sales of available-for-sale restricted investments are as follows:

	Years Ended
	December 31,

	2002	2001	2000

Proceeds from sales	$221.2	$19.9	$—
Gross realized gains	$6.7	$.1	$—
Gross realized losses	$(.7)	$—	$—

      In September 2002, one of the Company’s captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred its risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company resulting in an $8.1 million gain, which has been included in Other (Gains) Losses in the accompanying 2002 Consolidated Income Statement. As a result of the transaction, the Company reduced its insurance reserves and liquidated related restricted assets, realizing a $3.1 million gain on the sale, which has been included in Other Income (Expense), Net in the accompanying 2002 Consolidated Income Statement. The Company transferred $66.6 million of restricted assets to the third-party insurance company in exchange for the assumption of the related insurance reserves. Additionally, in 2002, the Company converted its remaining restricted investments to restricted cash, realizing a $2.7 million gain on the sale.

      At December 31, 2002, the Company had restricted assets in excess of requirements totaling approximately $8 million. The Company closely monitors excess amounts and periodically obtains authorization to transfer these amounts to unrestricted accounts, if necessary.

      At December 31, 2002 and 2001, current unearned premiums and loss reserves related to the Company’s reinsurance programs were included in Other Current Liabilities and long-term unearned premiums and loss reserves were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2002	2001

Reinsurance Reserves
Unearned premiums — current portion	$25.7	$76.4
Unearned premiums — long-term portion	41.2	91.2

Total unearned premiums	$66.9	$167.6

Loss reserves — current portion	$13.5	$13.0
Loss reserves — long-term portion	.6	3.1

Total loss reserves	$14.1	$16.1

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT

      A summary of property and equipment at December 31 is as follows:

	2002	2001

Land	$574.2	$586.6
Buildings and improvements	1,031.3	902.7
Furniture, fixtures and equipment	338.7	303.6

	1,944.2	1,792.9
Less: accumulated depreciation	(265.8)	(209.6)

	$1,678.4	$1,583.3

      During 2000, the Company sold an office building which is occupied by ANC Rental, resulting in proceeds of approximately $18.7 million and a pre-tax gain of $2.3 million reflected in Other Income (Expense), Net in the accompanying 2000 Consolidated Income Statement.

6.	INTANGIBLE ASSETS, NET

      Intangible assets, net, at December 31 consist of the following:

	2002	2001

Goodwill	$3,101.2	$3,086.1
Franchise rights — indefinite-lived	132.8	35.4
Other intangibles	14.3	18.8

	3,248.3	3,140.3
Less: accumulated amortization	(272.5)	(275.1)

	$2,975.8	$2,865.2

7.	OTHER ASSETS

      A summary of other assets at December 31 is as follows:

	2002	2001

Finance receivables-long term (see Note 13)	$63.0	$108.5
Property held-for-sale, net	59.9	72.2
Investments	25.5	30.1
Notes receivables, net	21.0	24.1
Debt issuance costs, net of accumulated amortization of $3.7 million and $2.5 million, respectively	25.5	18.4
Other	5.8	11.2

	$200.7	$264.5

      Property held-for-sale consists of closed megastores and other properties, including closed lease properties, that the Company continues to dispose of through sales to third parties. See further discussion in Note 14, Restructuring Activities and Impairment Charges.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of investments included in Other Assets at December 31 is as follows:

	2002	2001

Marketable securities	$3.1	$4.4
Equity-method investments	22.4	25.7

	$25.5	$30.1

      Investments in marketable securities at December 31 reflected at fair market value are as follows:

	2002		2001

		Fair		Fair
		Market		Market
	Cost	Value	Cost	Value

Corporate debt securities	$.5	$.5	$.5	$.5
Equity securities	2.9	2.6	2.9	3.9

	$3.4	$3.1	$3.4	$4.4

      Gross unrealized losses at December 31, 2002 totaled $.3 million. Gross unrealized gains at December 31, 2001 totaled $1.0 million.

      Sales of available-for-sale securities are as follows:

	Years Ended
	December 31,

	2002	2001	2000

Proceeds from sales	$—	$.5	$91.6
Gross realized gains	$—	$.3	$24.0
Gross realized losses	$—	$—	$(.3)

      In 2000, the Company recorded a pre-tax $30.0 million ($18.8 million after-tax) valuation write-down to an equity-method investment in a privately held vehicle salvage and parts recycling business as well as a $5.0 million ($3.1 million after-tax) write-down to fair value of another equity-method investment, subsequently sold in early 2001 at no additional gain or loss. These amounts are reflected in Other Income (Expense), Net in the accompanying 2000 Consolidated Income Statement.

      Debt issuance costs of $21.3 million were capitalized in 2001, primarily related to the sale of $450.0 million of 9.0% senior unsecured notes and the Company’s revolving credit facilities. Additional debt issuance costs totaling $10.2 million were capitalized in 2002 related to consents obtained from the holders of the senior unsecured notes to amend the indenture governing such notes and consents from lenders to amend the revolving credit facilities as discussed in Note 9, Notes Payable and Long-Term Debt. Debt issuance costs are amortized to Other Interest Expense using the effective interest method through maturity.

8.	INSURANCE

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002 and 2001 current insurance reserves were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance reserves were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2002	2001

Self-Insurance Reserves
Insurance reserves — current portion	$21.8	$18.8
Insurance reserves — long-term portion	20.5	14.5

Total insurance reserves	$42.3	$33.3

9.	NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt at December 31 are as follows:

	2002	2001

$450.0 million, 9.0% senior unsecured notes; due August 1, 2008, net of unamortized discount of $4.8 million and $5.5 million, respectively	$445.2	$444.5
Revolving credit facilities; LIBOR-based interest rates	—	—
Other debt; secured by real property, equipment and other assets; average interest ranging from 3.8% to 7.8%, maturing through 2011	206.1	210.7

	651.3	655.2
Less: current maturities	(8.6)	(7.9)

	$642.7	$647.3

      The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2002 for another 364-day term to August 2003. The five-year facility, which expires in August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of our dealerships, and are guaranteed by substantially all of our subsidiaries. No amounts are drawn on these revolving credit facilities. At December 31, 2002, surety bonds, letters of credit and cash deposits totaled $62.2 million and have various expiration dates. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. At December 31, 2002, the Company had $21.8 million in letters of credit outstanding.

      The Company also has $450.0 million of 9.0% senior unsecured notes due August 1, 2008 that were issued in August 2001 at a price of 98.731% of face value. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

      In November 2002, the Company obtained consents from the holders of $450.0 million of 9.0% senior unsecured notes due August 1, 2008 to amend the indenture governing such notes (the “Indenture”), and obtained consents from the lenders to amend its revolving credit facilities. The principal purpose of the amendments was to modify the restricted payments covenant under the Indenture and the revolving credit facilities to increase the Company’s share repurchase capacity by $400 million.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

      At December 31, 2002, the Company had an aggregate $153.2 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate, and is secured by mortgages on certain of our dealerships’ real property.

      The Company’s revolving credit facilities and the indenture for the Company’s senior unsecured notes contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases), and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage, and maximum balance sheet leverage. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At December 31, 2002, the Company was in compliance with the requirements of all such financial covenants.

      In the event of a downgrade in the Company’s credit ratings, none of the covenants described above would be impacted. The interest rates charged under the revolving credit facilities are impacted by the credit ratings of those facilities.

      The Company was the lessee under a lease facility that was established to acquire and develop its former megastore properties. The leases were accounted for as capital leases and, in August 2001, the Company repaid the debt and terminated this facility.

      During 2000, the Company entered into a sale-leaseback transaction involving its corporate headquarters facility that resulted in net proceeds of approximately $52.1 million with an effective interest rate of 7.75% at December 31, 2002. This transaction was accounted for as a financing, wherein the property remains on the books and continues to be depreciated. The Company has the option to renew the lease at the end of the ten-year lease term subject to certain conditions. The gain on this transaction has been deferred and will be recognized at the end of the lease term, including renewals.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, aggregate maturities of notes payable and long-term debt, excluding floorplan notes payable, were as follows:

Year Ending December 31:
2003	$8.6
2004	9.5
2005	9.7
2006	48.6
2007	9.5
Thereafter	565.4

$651.3

10.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

      The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

      In an action filed in Florida state court in 1999, one of the Company’s subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company’s former used vehicle megastores. In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class. The parties subsequently agreed on settlement terms and have jointly moved the Court for preliminary approval of the settlement which is currently scheduled to be heard in March 2003.

      Many of the Company’s Texas dealership subsidiaries have been named in three class actions brought against the Texas Automobile Dealer’s Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company is appealing that ruling to the Texas Supreme Court.

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

      In October 2000, the California Department of Motor Vehicles (“California DMV”) brought an action against one of the Company’s subsidiaries’ dealerships for alleged customer fraud as well as several other

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims. In April 2001, the Company settled the California DMV action and a related action by the State of California. In April 2002, the Company reached a settlement on the three class actions related to its California dealership for alleged customer fraud and other claims. The Court approved the final settlement, and the settlement was paid by the Company in July 2002, consisting of cash payments aggregating approximately $1.1 million as well as vouchers for free oil changes to the customers who were class members. There are no other material lawsuits pending with respect to this matter.

Lease Commitments

      The Company leases real property, equipment and software under various operating leases most of which have terms from 1 to 20 years.

      Expenses under real property, equipment and software leases were $77.2 million, $77.5 million and $82.7 million for the years ended December 31, 2002, 2001 and 2000 respectively.

      Future minimum lease obligations under noncancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2002 are as follows:

Year Ending December 31:
2003	$72.5
2004	58.1
2005	49.0
2006	44.9
2007	38.5
Thereafter	169.5

432.5
Less: sublease rentals	(18.3)

$414.2

Other Matters

      The Company, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by the Company’s subsidiaries of their respective dealership premises. Pursuant to these leases, the Company’s subsidiaries generally agree to indemnify the lessor and other related parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets or businesses in which it agrees to indemnify the purchaser or related parties from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.

      From time to time, primarily in connection with dispositions of automotive dealerships, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are currently approximately $60 million. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, cash flows and prospects.

      As further discussed in Note 9, Notes Payable and Long-Term Debt, in the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance.

      In the ordinary course of business, the Company is subject to numerous laws and regulations, including automotive, environmental, health and safety and other laws and regulations. The Company does not anticipate that the costs of such compliance will have a material adverse effect on its business, consolidated results of operations, cash flows or financial condition, although such outcome is possible given the nature of the Company’s operations and the extensive legal and regulatory framework applicable to its business. The Company does not have any material known environmental commitments or contingencies.

      See Note 15, Income Taxes, and Note 17, Discontinued Operations, for discussion of other matters that could have a material adverse effect on the Company’s Consolidated Financial Statements.

11.	SHAREHOLDERS’ EQUITY

      In October 2002, the Company’s Board of Directors extended the Company’s share repurchase program by authorizing the Company to acquire an additional $500.0 million of its common stock. Including the program authorized in October 2002, the Board has authorized the Company to acquire $2.5 billion of its common stock since 1998 and, through December 31, 2002, it has acquired 185.7 million shares of its common stock for an aggregate purchase price of $2.1 billion, leaving approximately $370.4 million authorized for repurchases at December 31, 2002.

      A summary of yearly repurchase activity follows:

		Aggregate
		Purchase
Year Ended December 31:	Shares Repurchased	Price

2002	30.7	$389.9
2001	27.3	$256.8
2000	27.6	$188.9

      Additionally, in October 2002, the Company’s Board of Directors authorized the retirement of 150 million treasury shares, which will resume the status of authorized but unissued shares. This had the effect of reducing treasury stock and issued common stock, which includes treasury stock. The Company’s outstanding common stock was not impacted by the treasury share retirements. The Company’s common stock, additional paid-in capital and treasury stock accounts have been adjusted accordingly. There was no impact to net shareholders’ equity.

      In 1999, the Company sold substantially all of its interest in Republic Services in a public offering. During 2000, the Company sold its remaining holdings of common stock of Republic Services resulting in proceeds of approximately $48.2 million. A related pre-tax gain of $24.0 million has been reflected in Other Income (Expense), Net, in the accompanying 2000 Consolidated Income Statement.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has 5.0 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

12.	STOCK OPTIONS

      The Company has various stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to the closing market price of the common stock on the trading day immediately prior to the date of grant. Generally, options granted will have a term of 10 years from the date of grant, and will vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. Effective June 30, 2000, in conjunction with the tax-free spin-off of ANC Rental, options to purchase approximately 2.8 million shares of common stock held by employees of ANC Rental were canceled. In addition, the Company’s Board of Directors, in accordance with the terms of the stock option plans, authorized the adjustment of employee stock options to reflect the market effect on the Company’s common stock resulting from the spin-off. All other terms of the existing options, including the vesting schedules, were unchanged.

      A summary of stock option and warrant transactions is as follows for the years ended December 31:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	57.6	$12.72	57.2	$12.74	50.9	$15.84
Granted	6.0	$12.22	8.0	$10.92	12.5	$6.91
Exercised	(7.0)	$11.43	(.9)	$9.26	(.6)	$2.16
Canceled	(3.1)	$12.33	(6.7)	$11.15	(10.2)	$14.14
Spin-off adjustment	—	$—	—	$—	4.6	$(1.57)

Options outstanding at end of year	53.5	$12.85	57.6	$12.69	57.2	$12.74

Options exercisable at end of year	36.8	$13.81	37.4	$14.01	32.7	$14.59
Options available for future grants	20.7		23.8		25.3

      The following table summarizes information about outstanding and exercisable stock options at December 31, 2002:

	Outstanding			Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise Price or		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Yrs.)	Price	Shares	Price

$ 6.00-$11.17	21.4	6.37	$9.39	11.8	$9.48
$11.51-$14.39	23.4	6.26	$12.64	16.3	$12.63
$14.56-$35.88	8.7	4.05	$21.92	8.7	$21.93

	53.5	5.94	$12.85	36.8	$13.81

13.	FINANCE UNDERWRITING AND ASSET SECURITIZATIONS

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The decision to exit the business and the impact of the economic conditions caused the Company to incur asset impairment and related charges totaling $85.8 million recorded in December 2001 included in Loan and Lease Underwriting Losses (Income), Net in the Consolidated Income Statement. These charges mainly reflect the impact of estimated increases in loan losses and prepayments, as well as higher estimated loan-servicing costs. The charges also include $1.5 million of direct exit costs for asset write-offs and other costs. In addition, during 2001 and 2000, the Company recognized impairment charges totaling $4.1 million and $16.6 million, respectively, primarily associated with the deterioration in residual values of finance lease receivables. The Company discontinued the writing of finance leases in mid-1999.

      Through 2001, the Company sold installment loan finance receivables in securitization transactions through unrelated financial institutions. When the Company sold receivables in these securitization transactions, it retained interest-only strips, one or more subordinated tranches, servicing rights, and cash reserve accounts, all of which were classified as investments in securitizations. The remaining finance receivables are expected to be substantially collected through 2004. Finance receivables due within one year totaling $29.9 million and $67.2 million at December 31, 2002 and 2001, respectively, are classified as Receivables, Net in the accompanying Consolidated Balance Sheets. Finance receivables due after one year totaling $63.0 million and $108.5 million at December 31, 2002 and 2001, respectively, are classified as Other Assets in the accompanying Consolidated Balance Sheets.

      Finance receivables consist of the following at December 31:

	2002	2001

Finance leases	$8.4	$34.2
Installment loans	37.9	67.7
Investments in securitizations	46.6	73.8

Total finance receivables	$92.9	$175.7

      Gains or losses on the sale of the receivables in securitization transactions depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Gains or losses from the sale of the receivables were recognized in the period in which sales occurred. These transactions typically resulted in the recording of a securitization asset in the form of an interest-only strip, which represents the present value of the estimated future residual cash flows from securitized receivables. Interest-only strips are carried at fair value. Certain of the Company’s interest-only strips are marked to fair value with unrealized gains or losses recorded directly to income. Other of the Company’s interest-only strips are marked to fair value with unrealized gains and losses recorded through other comprehensive income unless an other than temporary impairment occurs in the valuation of the interest-only strip in which case the impairment is recorded directly to income. The Company generally estimates fair value utilizing valuation models based on the present value of future expected cash flows which use the Company’s best estimate and historical experience of key assumptions, including credit losses, voluntary prepayment speeds and discount rates commensurate with the risks involved.

      The Company accounts for the transfer of receivables as sales in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB No. 125” (“SFAS 140”). SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 disclosure requirements, were effective for fiscal years ending after December 15, 2000, and have been included below. Accounting for transfers and servicing of financial assets and extinguishment of liabilities under SFAS 140 was effective for transactions occurring after March 31, 2001.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Until December 2001, the Company securitized installment loan receivables through a commercial paper warehouse facility with unrelated financial institutions. In September 2001, the Company decreased the capacity of the commercial paper warehouse facility from $1.0 billion to $625.0 million. The warehouse facility had a renewable 364-day term and required an annual securitization transaction to reduce indebtedness. During 2001, the Company sold installment loan finance receivables of $397.5 million under this program, net of retained interests. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. The Company in turn has a sub-servicing arrangement with a third party. The Company also retained a subordinated interest in the sold receivables and the rights to future cash flows arising from the receivables after the investors received their contractual return. The Company also provided additional credit enhancement in the form of a reserve fund. In December 2001, in conjunction with the Company’s exit of the loan underwriting business, the Company terminated this facility.

      Until December 2001, the Company also securitized installment loan receivables through the issuance of asset-backed notes through non-consolidated qualified special purpose entities under a shelf registration statement. Proceeds from these notes were used to repay commercial paper outstanding under the warehouse facility and to finance additional loans held by the Company. In August 2001, the Company amended the shelf registration statement to provide aggregate capacity of $2.0 billion. During 2001, the Company issued $850.0 million in asset-backed notes under this program, net of retained interests. The Company provides credit enhancements related to these notes in the form of a 1% over-collateralization, a reserve fund and a third party surety bond. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. The Company in turn has a sub-servicing arrangement with a third party. Included in Other Current Liabilities and Other Liabilities at December 31, 2002 and 2001, is the current portion of the net servicing liability of $4.3 million and $3.0 million and the long-term portion of the net servicing liability of $7.7 million and $12.4 million, respectively, relating to these arrangements. The servicing liability relates to loans that have been sold and continue to be serviced by the Company. The servicing liability is the present value, discounted at 7.4%, of the estimated excess of future sub-servicing costs over the future estimated servicing income. Substantially all of the beneficial interests in the debt of the qualified special purpose entities are held by unrelated third parties. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due, except to the extent of the Company’s remaining investments in securitizations.

      The weighted-average key economic assumptions used in measuring the Company’s investments in securitizations at the date of securitization resulting from securitizations completed during 2001 were:

Assumptions(1)
Description:	2001

Voluntary prepayment speed (ABS)	1.16%
Weighted-average life (in years)	1.80
Expected credit losses (annual rate, excluding accrued interest)	1.13%
Discount rate on residual cash flows (annual rate)	7.97%

(1)	The weighted-average annual rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

     At December 31, 2002, included in investments in securitizations are interest-only strips valued at $31.7 million and cash reserve accounts valued at $14.9 million which have an aggregate weighted-average life of 1.0 years. At December 31, 2002, the sensitivity of the current fair value of the investments in securitizations to immediate 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in the indicated fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the investments in securitizations is calculated independently from any change in the other assumptions. In

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the disclosed estimated fair values should not be considered indicative of future earnings on these assets. The current rate assumptions below reflect the expected performance of the total loans securitized as of December 31, 2002.

		$ Effect on Investments in
		Securitizations of

	Current	10% Change	20% Change
Description	Rate Assumption	in Assumption	in Assumption

Voluntary prepayment speed (ABS)	1.50%	$1.8	$2.9
Expected credit losses (annual rate, excluding accrued interest)	2.80%	$2.4	$4.9
Discount rate on residual cash flows (annual rate)	9.15%	$.7	$1.3

      As of December 31, 2002 and 2001, the Company had expected static pool credit losses on its total serviced installment loan portfolio of 3.58% and 3.89%, respectively, (3.29% and 3.58%, respectively, excluding accrued interest). Static pool credit losses represent estimated lifetime losses as a percentage of total amounts underwritten.

      The following summarizes information about total serviced installment loans and delinquencies and net credit losses at December 31:

	2002		2001

	Total Principal	Principal Amount of Loans	Total Principal	Principal Amounts of Loans
	Amount of Loans	60 Days or More Past Due	Amount of Loans	60 Days or More Past Due

Loans securitized	$648.3	$11.0	$1,275.9	$12.3
Loans retained on balance sheet	37.9	2.7	67.7	5.5

Total loans serviced	$686.2	$13.7	$1,343.6	$17.8

      Net credit losses are charge-offs less recoveries and are based on total installment loans serviced. Net credit losses, including accrued interest, during the years ended December 31, 2002 and 2001 totaled $24.3 million and $33.7 million, respectively.

14.	RESTRUCTURING ACTIVITIES AND IMPAIRMENT CHARGES

      During 1999, the Company approved a restructuring plan to exit the used vehicle megastore business and reduce the corporate workforce. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999. The restructuring plan also included divesting of certain non-core franchised dealerships. During the years ended December 31, 2001 and 2000, the Company received $2.2 million and $89.7 million, respectively, of cash from the divestitures of certain automotive dealerships as part of the Company’s 1999 restructuring activities. Gains and losses on divestitures were included in Restructuring and Related Impairment Charges (Recoveries) Net, in the accompanying Consolidated Income Statements and were not material during 2000.

      The Company continues to dispose of its closed megastores and other properties, including closed lease properties, through sales to third parties. At December 31, 2002, properties held-for-sale, net totaled $59.9 million including properties with total asset value of $49.8 million remaining to be sold of the total $285.3 million identified as part of the restructuring plan. Despite a softening market, these properties continue to be

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggressively marketed. The following summarizes activity and the remaining number of megastore and other properties identified in the restructuring plan:

Total, December 31, 1999	64
Properties sold	(30)
Properties placed back into service	(3)

Total, December 31, 2000	31

Properties sold	(16)
Properties placed back into service	(1)

Total, December 31, 2001	14

Properties sold	(1)
Properties placed back into service	(2)

Total, December 31, 2002	11

      Additionally, as part of the 1999 restructuring plan, 14 non-core dealerships were identified for divestiture, of which substantially all had been disposed of at December 31, 2001.

      Restructuring and impairment asset reserve amounts are treated as a direct reduction of the carrying amounts of related assets. The following summarizes the activity in the Company’s restructuring and impairment reserves related to the 1999 restructuring plan for the year ended December 31, 2002:

			Deductions
	Balance	Amounts Charged			Balance
Reserve	December 31, 2001	to Income	Cash	Non-cash	December 31, 2002

Asset reserves:
Asset impairment	$68.4	$1.4	$—	$(7.0)	$62.8
Accrued liabilities:
Severance and other exit costs	.2	—	(.2)	—	—

	$68.6	$1.4	$(.2)	$(7.0)	$62.8

      During 2002, amounts charged to income include additional impairment charges totaling $4.2 million based on the re-evaluation of the fair value of certain properties held for sale, partially offset by the net gain on the sale of a property of $2.8 million.

      The following summarizes the activity in the Company’s restructuring and impairment reserves for the year ended December 31, 2001:

		Amounts Charged	Deductions
	Balance	(Credited)			Balance
Reserve	December 31, 2000	to Income	Cash	Non-cash	December 31, 2001

Asset reserves:
Asset impairment	$161.4	$4.7	$—	$(97.7)	$68.4
Accrued liabilities:
Severance and other exit costs	1.2	(.2)	(1.6)	.8	.2

	$162.6	$4.5	$(1.6)	$(96.9)	$68.6

      Amounts charged to income in 2001, primarily relate to an additional impairment charge totaling $5.3 million based on the re-evaluation of the estimated fair value of certain properties.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes activity in the Company’s restructuring and impairment reserves for the year ended December 31, 2000:

		Amounts Charged	Deductions
	Balance	(Credited)			Balance
Reserve	December 31, 1999	to Income	Cash	Non-cash	December 31, 2000

Asset reserves:
Asset impairment	$263.3 (1)	$(15.0)	$—	$(86.9)	$161.4
Inventory	15.0	—	—	(15.0)	—
Accrued liabilities:
Property lease residual value guarantees	103.3	(14.8)	(88.5)	—	—
Severance and other exit costs	17.3	9.4	(22.7)	(2.8)	1.2

	$398.9	$(20.4)	$(111.2)	$(104.7)	$162.6

(1)	Includes $19.7 million of reserves that had been established on these properties prior to the 1999 restructuring and impairment charges recorded.

     The following summarizes the components of the $20.4 million credited to income during the year ended December 31, 2000:

	Properties Placed Back	Net Gain on	Additional
	into Service or Retained	Sold Properties	Impairment Charges	Other	Total

Asset reserves:
Asset impairment	$(23.2)	$(3.4)	$11.6	$—	$(15.0)
Accrued liabilities:
Property lease residual value guarantees	(13.0)	(1.8)	—	—	(14.8)
Severance and other exit costs	—	—	—	9.4	9.4

	$(36.2)	$(5.2)	$11.6	$9.4	$(20.4)

      During 2000, certain events occurred which caused the Company to re-evaluate its plans with respect to various retail properties. As a result, certain megastore properties were placed back in service and the Company decided to retain certain dealerships that had been held for sale. Accordingly, based upon the Company’s re-evaluation of the fair values of the properties, the Company determined that the asset impairment and lease residual value reserves for these properties were no longer necessary and the Company was required to reverse the related estimated reserves totaling $36.2 million back into income. An additional impairment charge of $11.6 million was recognized primarily related to a decision in 2000 to close one additional megastore property as part of the overall restructuring plan.

      Additionally, in 2002, the Company made the decision to relocate a franchised dealership located in a former megastore property and recognized a write-down on the property to be vacated of $9.5 million, which has been included in Other Losses (Gains) in the accompanying Consolidated Income Statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	INCOME TAXES

      The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2002	2001	2000

Current:
Federal	$190.6	$186.3	$101.3
State	18.9	15.6	4.3
Federal and state deferred	24.6	(45.8)	91.3
Change in valuation allowance	2.3	(.3)	—

Provision for income taxes	$236.4	$155.8	$196.9

      A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate to the Company’s provision for income taxes from continuing operations for the years ended December 31 is as follows:

	2002	2001	2000

Provision for income taxes at statutory rate of 35%	$216.3	$140.3	$183.8
Non-deductible expenses	1.3	12.2	5.8
State income taxes, net of federal benefit	18.4	5.4	10.1
Change in valuation allowance	2.3	(.3)	—
Other, net	(1.9)	(1.8)	(2.8)

Provision for income taxes	$236.4	$155.8	$196.9

      Deferred income tax liability and asset components at December 31 are as follows:

	2002	2001

Deferred income tax liabilities:
Book basis in assets over tax basis:
Long-lived assets	$319.7	$289.3
Other items	56.8	63.7

	376.5	353.0
Items deducted for tax, not for book (primarily accelerated future expense)	672.5	688.5
Deferred income tax assets:
Accruals not currently deductible:
Restructuring charges	(59.9)	(61.0)
Loan and lease items	(64.2)	(65.6)
Inventory and receivable reserves	(28.8)	(32.0)
Warranty, chargeback and self-insurance reserves	(42.3)	(37.5)
Other accruals	(67.2)	(97.7)

	(262.4)	(293.8)
Net operating losses	(2.1)	(2.9)
Valuation allowances	106.7	109.0

Net deferred income tax liabilities	$891.2	$853.8

      At December 31, 2002, net current income tax assets of $56.2 million and net long-term deferred income tax liabilities of $947.4 million are classified as Other Current Assets and Deferred Income Taxes, respectively, in the accompanying Consolidated Balance Sheet.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the Company had available domestic state net operating loss carry forwards of approximately $5.5 million ($2.1 million after-tax) which begin to expire in year 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets primarily related to business acquisitions. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Future decreases to the valuation allowance may be allocated to reduce intangible assets associated with business acquisitions accounted for under the purchase method of accounting.

      At December 31, 2002 and December 31, 2001, the Company had $891.2 million and $853.8 million, respectively, of net deferred tax liabilities. In 1997 and 1999, it engaged in certain transactions with tax implications that the Internal Revenue Service is challenging. Approximately $670 million of the net deferred tax liabilities at December 31, 2002 relates to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits to which the Company would have been entitled upon providing such benefits in the future, and which deductions it is currently foregoing. In October 2002, the IRS announced a settlement initiative aimed at resolving IRS objections to these types of transactions. The settlement initiative includes settlement guidelines for companies that elect to enter into the settlement program offered by the IRS. Based on the settlement guidelines issued by the IRS, the Company estimates that, in connection with a possible settlement, it could owe the IRS net aggregate payments in the range of approximately $475 million to $550 million, a portion of which might be deferred over a multi-year period. The Company estimates that the initial net payment in connection with such a settlement could be in the range of approximately $300 million to $400 million and would be payable in early 2004, with the remaining amount deferred. The Company has been engaged in settlement negotiations with the IRS with respect to the tax treatment of these transactions since the fourth quarter of 2002. The Company cannot provide any assurance, however, that it will settle the tax treatment of the transactions with the IRS or, if it does, that such settlement will be on the terms outlined above, including with respect to the amount or timing of payments. A settlement or resolution of these matters could have a material adverse effect on its financial condition, results of operations and cash flows.

16.	EARNINGS (LOSS) PER SHARE

      The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:

	2002	2001	2000

Weighted average shares outstanding used in calculating basic earnings per share	316.7	333.4	361.3
Effect of dilutive options and warrants	4.8	1.8	.1

Weighted average common and common equivalent shares used in calculating diluted earnings per share	321.5	335.2	361.4

      At December 31, 2002, the Company had employee stock options outstanding of 53.5 million of which 18.8 million have been excluded from the computation of diluted earnings per share since they are anti-dilutive. At December 31, 2001 and 2000, outstanding employee stock options totaling 46.1 million and 56.9 million, respectively, have been excluded since they were anti-dilutive.

17.	DISCONTINUED OPERATIONS

      On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. Accordingly, the operating results of ANC Rental have been classified as discontinued operations for all periods presented in

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the accompanying Consolidated Financial Statements. Income from discontinued operations during the year ended December 31, 2000, is net of previously estimated losses of $22.1 million which were accrued in 1999 and additional costs associated with the spin-off totaling $11.3 million recorded in 2000.

      In connection with the spin-off, the Company made certain capital contributions to ANC Rental prior to the spin-off. These contributions include cash of approximately $200.0 million and the net assets of an insurance subsidiary. The Company also entered into various agreements with ANC Rental, which set forth the terms of the distribution and other agreements governing the Company’s relationship with ANC Rental after the spin-off. As a result of the spin-off, the Company’s equity was reduced by the net assets of ANC Rental totaling $894.4 million.

      In connection with the spin-off of ANC Rental in June 2000, the Company agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental, including acting as a guarantor under certain motor vehicle and real property leases between ANC Rental and Mitsubishi Motor Sales of America, Inc. (“Mitsubishi”) and acting as an indemnitor with respect to certain surety bonds issued on ANC Rental’s behalf. The Company is also a party to certain agreements with ANC Rental (the “ANC Rental Agreements”), including a separation and distribution agreement, a reimbursement agreement and a tax sharing agreement, pursuant to which both ANC Rental and the Company have certain obligations. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In connection with ANC Rental’s bankruptcy, the Company was called on to perform under nine of the twelve real property leases between ANC Rental and Mitsubishi for which it provided guarantees. As a result, the Company agreed to assume these real property leases, which expire in 2017, in order to control and attempt to mitigate its exposure relating thereto. In the fourth quarter of 2001, the Company incurred a pre-tax charge of $20.0 million included in Income (Loss) from Discontinued Operations in the accompanying 2001 Consolidated Income Statement to reflect its assumption of the nine leases with Mitsubishi and certain other costs that it expects to incur as a result of ANC Rental’s bankruptcy. The Company continues to guarantee the remaining three leases with Mitsubishi, which ANC Rental has affirmed, until their expiration in 2017, and the Company expects to be called on to perform under at least two of these leases during 2003. As of December 31, 2002, the Company has accrued liabilities of approximately $11 million that it believes are adequate to cover its probable exposures related to these leases. ANC Rental has been accounted for as a discontinued operation and, accordingly, the Company expects that additional charges recorded by it pursuant to the foregoing credit enhancements and guarantees or with respect to claims under the ANC Rental Agreements, if any, would not impact its reported results from continuing operations.

      The Company has reached an agreement with Mitsubishi in early 2002 pursuant to which its aggregate financial exposure relating to motor vehicles leased by ANC Rental from Mitsubishi is capped at $10.0 million. Based on ANC Rental’s continued performance under the motor vehicle lease agreement, the Company believes its financial exposure under the agreement will be minimal. The Company’s indemnification obligations with respect to the surety bonds issued on behalf of ANC Rental are capped at $29.5 million in the aggregate. The Company could have potential exposure under the indemnification obligations until approximately 2006. Due to the bankruptcy of ANC Rental, obligations of ANC Rental to the Company under the terms of the ANC Rental Agreements may be extinguished or its claims against ANC Rental under such agreements may be unenforceable. These claims could include reimbursement obligations that ANC Rental may have to the Company in connection with payments made by the Company with respect to the foregoing credit enhancements and guarantees, as well as indemnification rights with respect to any payments that it makes to the Internal Revenue Service as a result of audit adjustments in its consolidated federal income tax returns relating to ANC Rental’s automotive rental businesses prior to the spin-off. Such audit adjustments, if any, would likely be resolved in the next two to four years. The Company estimates that, based on its assessment of the risks involved in each matter and excluding the liabilities associated with the property leases described above, its remaining potential exposure related to ANC Rental may be in the range of $25.0

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million to $50.0 million. However, the exposure is difficult to estimate and the Company cannot assure that its aggregate obligations under these credit enhancements, guarantees and ANC Rental Agreements will not be materially above the range indicated above, which could have a material adverse effect on the Company’s business, financial condition, cash flows and prospects.

      The Company has filed various claims against ANC Rental in the bankruptcy, including claims related to these credit enhancements, guarantees and ANC Rental Agreements. These claims may be discharged, in whole or in part, in the bankruptcy. The Committee of Unsecured Creditors in the bankruptcy is presently investigating potential claims against the Company in connection with its prior ownership and spin-off of ANC Rental, including claims that ANC Rental was undercapitalized at the time of the spin-off. There can be no assurances that the Company will not be subject to these or other additional claims as a result of ANC Rental’s bankruptcy filing. If any such potential claims were to be brought against the Company, it would vigorously defend itself and assert available defenses. However, there can be no assurances that the Company would prevail in any such claims, or that a failure to prevail would not have a material adverse effect on the Company’s business, financial condition, cash flows and prospects.

      Selected income statement data for the Company’s discontinued operations is as follows:

	2001	2000

	Automotive	Automotive
	Rental	Rental

Revenue	$—	$1,721.1

Pre-tax loss	(20.0)	(14.8)
Benefit for income taxes	(7.3)	(5.8)

Net loss	(12.7)	(9.0)
Previously estimated and accrued losses	—	22.1

Income (loss) from discontinued operations	$(12.7)	$13.1

18.	OTHER COMPREHENSIVE INCOME (LOSS)

      The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:

	2002			2001			2000

	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Foreign currency translation adjustments(1)	$—	$—	$—	$—	$—	$—	$6.4	$—	$6.4
Unrealized gains (losses) on restricted investments, marketable securities and interest-only strips	10.3	(3.8)	6.5	(50.9)	19.8	(31.1)	(14.2)	5.3	(8.9)
Reclassification of realized losses (gains)	(6.0)	2.1	(3.9)	51.8	(20.1)	31.7	(7.1)	4.0	(3.1)

Other comprehensive income (loss)	$4.3	$(1.7)	$2.6	$.9	$(.3)	$.6	$(14.9)	$9.3	$(5.6)

(1)	Foreign currency translation adjustments relate to the Company’s former automotive rental businesses.

     Accumulated other comprehensive income (loss) in the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) consists of unrealized gains on marketable securities and interest-only strips of $4.2 million, and unrealized gains on restricted investments, marketable securities and interest-only strips of $1.6 million at December 31, 2002 and 2001, respectively.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	ACQUISITIONS AND DIVESTITURES

      Businesses acquired through December 31, 2002 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

      During the years ended December 31, 2002, 2001 and 2000, the Company acquired various automotive retail businesses. The Company paid approximately $158.4 million, $69.7 million and $190.9 million, respectively, in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. The Company also paid $8.1 million, $22.3 million and $122.4 million during the years ended December 31, 2002, 2001 and 2000, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. During 2002 and 2001, the Company acquired nine and two dealerships, respectively. At December 31, 2002, the Company had accrued approximately $9.7 million of deferred purchase price due to former owners of acquired businesses included in Other Current Liabilities.

      Purchase price allocations are tentative and subject to final adjustment due to their closing date. Purchase price allocations for business combinations accounted for under the purchase method of accounting related to continuing operations for the years ended December 31 were as follows:

	2002	2001	2000

Property and equipment	$29.1	$24.0	$21.9
Goodwill	16.8	10.7	169.0
Working capital	14.5	(10.1)	10.1
Franchise rights — indefinite lived	97.4	35.4	—
Other intangibles subject to amortization	.5	—	—
Debt assumed	—	9.0	(7.8)
Other assets (liabilities)	.1	.7	(2.3)

Cash used in business acquisitions, net of cash acquired	$158.4	$69.7	$190.9

      The Company anticipates that all of the goodwill recorded in 2002 and 2001 will be deductible for tax purposes.

      The Company’s unaudited pro forma consolidated results of continuing operations assuming 2002 and 2001 acquisitions had occurred at January 1, 2001 are as follows for the years ended December 31:

	2002	2001

Revenue	$19,595.5	$20,522.3
Income from continuing operations	$385.5	$256.9
Diluted earnings per share from continuing operations	$1.20	$.77

      The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

      In April 2001, the Company completed the sale of its Flemington dealership group for net proceeds of $59.0 million. The resulting gain of approximately $19.0 million has been included in Other Gains in the accompanying 2001 Consolidated Income Statement.

      In November 2000, the Company completed the divestiture of its outdoor media business for a purchase price of approximately $104.0 million. In connection with the sale, the Company entered into a prepaid $15.0 million advertising agreement and therefore, received net proceeds of $89.0 million. The Company recognized a pre-tax gain of $53.5 million on the sale, which has been included in Other Income (Expense), Net in the accompanying 2000 Consolidated Income Statement.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, the Company had announced agreements to purchase several automotive dealerships. While these acquisitions did not close until early 2003, they did represent acquisition purchase price commitments of approximately $49.6 million in cash as of December 31, 2002.

20.	RELATED PARTY TRANSACTIONS

      The following is a summary of agreements and transactions among certain related parties and the Company. It is the Company’s policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to the Company than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party. Based on the Company’s experience, it believes that all of the transactions described below met that standard at the time the transactions were effected.

      Mr. Huizenga, a Company Director, owns the Miami Dolphins and Pro Player Stadium, a professional sports stadium in South Florida. In 2002, 2001 and 2000, the Company paid an aggregate of approximately $.4 million, $.4 million and $.3 million, respectively, to the Miami Dolphins and Pro Player Stadium in exchange for certain marketing services, including the rental of the stadium for off-site used vehicle sale events for its dealerships, and for the use of executive suites and tickets to events at Pro Player Stadium.

      The Company leases an executive suite at the Office Depot Center, a professional sports arena in Broward County, Florida. The suite was previously leased from Boca Resorts, Inc. Mr. Huizenga is the Chairman of the Board of Boca Resorts and beneficially owns approximately 17% of Boca Resorts’ outstanding stock. Mr. Hudson and Mr. Johnson, both Company Directors, are also directors of Boca Resorts and own approximately 5% of Boca Resorts’ outstanding common stock in the aggregate. Under the suite lease agreement, the Company paid Boca Resorts approximately $.1 million during 2001 and 2000, plus incidental costs. In July 2001, Boca Resorts sold the Florida Panthers, the National Hockey League franchise that plays at the Office Depot Center, and transferred its interest in the arena. Boca Resorts also owns and operates various resort hotels, including a hotel in Fort Lauderdale, Florida, at which the Company has hosted from time to time meetings of its key managers. During 2002, 2001 and 2000, the Company paid Boca Resorts approximately $.3 million, $.2 million and $.1 million, respectively, for the use of conference facilities and lodging accommodations at their hotels in connection with its management meetings.

      National Car Rental Company was a party to an agreement with Boca Resorts pursuant to which National had purchased the naming rights of the National Car Rental Center. Until the tax-free spin-off of ANC Rental to the Company’s stockholders was completed in June 2000, National was one of the Company’s subsidiaries. During the time that the Company owned National in 2000, it paid approximately $1.1 million to Boca Resorts for such naming rights. In addition, National used executive suites at the arena during 2000.

      During 2002, 2001 and 2000, the Company purchased approximately $.7 million, $.6 million and $.6 million, respectively, of pre-employment drug screening services from Psychemedics Corporation. Mr. Huizenga owns approximately 11.1% of the outstanding common stock of Psychemedics.

      In connection with the Company’s spin-off of ANC Rental in June 2000, the Company entered into a distribution agreement, a tax sharing agreement and various lease agreements, transitional service agreements, purchase agreements and other arrangements with ANC Rental. Mr. Bryan, a Director of the Company, and Mr. Huizenga are directors of ANC Rental. At the time of the spin-off, the Company owned ANC Rental’s corporate headquarters facility and, accordingly, it agreed to lease the facility to ANC Rental following the spin-off for approximately $1.6 million per year. Toward the end of 2000, the Company sold ANC Rental’s headquarters facility. In November 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in Wilmington, Delaware. Due to the bankruptcy of ANC Rental, some or all of ANC Rental’s obligations under the agreements described below may be extinguished or the Company’s claims against ANC Rental under such agreements may be unenforceable. In May 2000, the

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company agreed to lease certain space in the Company’s computer data center to ANC Rental for which it is paid approximately $.9 million per year. In connection with the spin-off, the Company also agreed to provide guarantees and credit enhancements for certain ANC Rental indebtedness and other obligations, for which ANC Rental paid the Company a fee of approximately $.9 million and $.4 million during 2001 and 2000, respectively. The Company expects to continue to provide certain credit support, but it was not paid in 2002 and it does not believe ANC Rental will pay it for its credit support during 2003 due to ANC Rental’s bankruptcy. The Company entered into agreements with ANC Rental pursuant to which ANC Rental agreed to purchase a certain number of rental fleet vehicles through certain of its dealerships. During 2001 and 2000, ANC Rental purchased approximately 31,000 and 245,000 rental fleet vehicles, respectively, through the Company under these agreements, generating a mark-up fee for the Company of approximately $.2 million and $1.5 million, respectively. These agreements have expired and, accordingly, the Company did not sell to ANC Rental any vehicles during 2002. In 2000, ANC Rental provided the Company certain transitional services, including computer and administrative services, and the Company provided ANC Rental similar services. In 2000, ANC Rental paid the Company approximately $.7 million and the Company paid ANC Rental approximately $.2 million for such services. ANC Rental also agreed to buy automotive parts from the Company following the spin-off, and paid the Company approximately $5.2 million, $8.1 million and $7.5 million, respectively, for parts purchases made during 2002, 2001 and 2000. In addition, the Company sold parts to ANC Rental for approximately $1.2 million during 2001 for which it did not receive payment from ANC Rental due to ANC Rental’s bankruptcy. In addition, the Company paid ANC Rental $.3 million for parts purchases during 2002. ANC Rental also leased space from certain of the Company’s dealerships to operate its local car rental businesses. During 2002, 2001 and 2000, ANC Rental paid the Company’s dealerships an aggregate of approximately $.2 million, $.5 million and $.3 million, respectively, under such leases. In December 2002, however, ANC Rental ceased operating its local car rental businesses at the Company’s dealerships and, accordingly, terminated all such leases.

      In March 2000, the Company purchased a jet from Republic Services, Inc. for approximately $4.7 million. In January 2001, the Company sold the jet to Republic Services for approximately $4.7 million, which was based on its then current net asset value plus the agreed upon value of certain repairs performed by the Company immediately prior to the sale. Mr. Hudson is Vice Chairman and Secretary of Republic Services, and Mr. Huizenga serves as a director of Republic Services.

      The Company subleases office space at its corporate headquarters to Republic Services. During 2002, 2001 and 2000, Republic Services paid the Company approximately $.7 million, $.7 million and $.5 million, respectively, pursuant to this lease. The lease runs through February 28, 2003.

      The Company leased space at its computer data center to NationsRent, Inc. at a monthly rental rate of approximately $5,000 from 1999 to March 2001 when the monthly rental rate increased to $15,000. Starting March 2000, the Company also subleased to NationsRent certain office space at a monthly rental rate of approximately $61,000. In January 2002, based upon prevailing market conditions, the Company amended the office sublease to provide for a monthly rental rate of approximately $52,000. During 2002, pursuant to the computer data center lease and office space sublease, NationsRent paid to the Company approximately $180,000 and $610,000, respectively. Mr. Huizenga and Mr. Hudson are directors of NationsRent. Additionally, until December 2001, Wayne Huizenga, Jr., the son of Mr. Huizenga, owned approximately 20.9% of NationsRent’s outstanding common stock through H. Family Investments, Inc., a Florida corporation controlled by him. In December 2001, H. Family Investments, Inc. sold all of its NationsRent common stock. In December 2001, NationsRent filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in Wilmington, Delaware. Due to the bankruptcy of NationsRent, some or all of NationsRent’s obligations under the foregoing agreements may be extinguished or the Company’s claims thereunder may be unenforceable.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, the Company sold approximately 175 fleet vehicles to AutoZone, Inc. for an aggregate price of approximately $2.7 million. Mr. Lampert, a Director of the Company, is a director of AutoZone and is Chairman, Chief Executive Officer and a controlling principal of ESL Investments, Inc., which, together with its affiliated investment partnerships, owns approximately 26% of the outstanding common stock of AutoZone. Mr. Crowley, a Director of the Company, is the President and Chief Operating Officer of ESL Investments. The Company paid AutoZone approximately $47,000 for parts purchases made during 2002. The Company received approximately $57,000 from AutoZone for parts sales made during 2002.

      During 2000, the Company hired the management consulting, marketing research and public relations firm of B&C Associates, Inc. for certain management consulting services in exchange for the payment of approximately $.1 million. Mr. Brown, a Company Director, is the Chairman, Chief Executive Officer and principal owner of B&C Associates.

      During 2002, 2001 and 2000, the Company engaged the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. for various legal services totaling approximately $.5 million, $.4 million and $.8 million, respectively. Mr. Burdick, a Director of the Company, is a partner in that law firm.

21.	SUPPLEMENTAL CASH FLOW INFORMATION

      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.

      The Company made interest payments of approximately $128.6 million, $159.0 million and $264.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, including interest on vehicle inventory financing. The Company made income tax payments of approximately $193.3 million, $196.4 million and $49.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, trade and manufacturer receivables, other current assets, floorplan notes payable, accounts payable, other current liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

•	Installment loans receivable, investments in securitizations and servicing liability: The fair value of installment loans receivable, investments in securitized receivables and the servicing liability are estimated based upon the discounted value of the future cash flows expected to be received. Significant assumptions used to estimate the fair value at December 31, 2002 and 2001 are as follows: discount rate on investments in securitizations — 9.15% for both years; discount rate on servicing liability — 7.40% for both years; annual loss rate — 2.96% and 2.95%; and prepayment rate — 1.50% for both years.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Fixed rate debt: The fair value of fixed rate debt is based on borrowing rates currently available to the Company for debt with similar terms and maturities.

      The following table sets forth the carrying amounts and fair values of the Company’s financial instruments, except for those noted above for which carrying amounts approximate fair value, as of December 31:

	2002		2001

	Carrying	Fair	Carrying	Fair
Assets (Liabilities)	Amount	Value	Amount	Value

Installment loans receivable, net	$35.4	$39.9	$62.3	$65.7
Investments in securitizations:
Other retained interests	$14.9	$14.9	$22.6	$22.6
Interest-only strips	$31.7	$31.7	$51.2	$51.2
Servicing liability	$(12.0)	$(12.0)	$(15.4)	$(15.4)
Fixed rate debt(1)	$(498.1)	$(509.2)	$(501.9)	$(510.8)

(1)	Primarily consists of amounts outstanding related to senior unsecured notes.

23.	BUSINESS AND CREDIT CONCENTRATIONS

      The Company owns and operates franchised automotive dealerships in the United States. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. At December 31, 2002 and 2001, the Company had receivables from manufacturers or distributors of $150.5 million and $130.1 million, respectively.

      The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which the Company’s products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2002, the Company does not consider itself to have any significant non-manufacturer concentrations of credit risk.

24.	QUARTERLY INFORMATION (UNAUDITED)

      The Company’s operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, the Company expects revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentive programs.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2002 and 2001:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue(2)	2002	$4,750.7	$5,015.6	$5,193.7	$4,518.5
	2001	$4,887.6	$4,945.0	$5,010.8	$5,145.9
Operating income(5)	2002	$175.3	$196.6	$199.3	$155.2
	2001	$152.5	$183.3	$166.9	$64.0
Income from continuing operations	2002	$91.7	$103.8	$106.7	$79.4
	2001	$59.9	$86.3	$79.2	$19.6
Net income(3)(4)	2002	$91.7	$103.8	$106.7	$79.4
	2001	$59.9	$86.3	$79.2	$6.9
Basic earnings per share from continuing operations(1)(3)	2002	$.29	$.32	$.34	$.26
	2001	$.17	$.26	$.24	$.06
Diluted earnings per share from continuing operations (1)(3)	2002	$.28	$.32	$.33	$.26
	2001	$.17	$.26	$.24	$.06

(1)	Quarterly basic and diluted earnings per share from continuing operations may not equal total earnings per share for the year as reported in the Consolidated Income Statements due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.
(2)	Fourth quarter 2001 revenue was positively impacted by the introduction of significant manufacturer incentives which resulted in record fourth quarter revenue.
(3)	Fourth quarter 2001 earnings per share and net income were impacted by the write-down of outstanding auto loans and related assets associated with the Company’s exit of the auto loan underwriting business.
(4)	Fourth quarter 2001 net income was impacted by an after-tax charge of $12.7 million included in Income from Discontinued Operations to reflect the Company’s assumption of certain obligations with respect to ANC.
(5)	Floorplan interest expense, which was previously a component of Costs of Operations, is now presented as Floorplan Interest Expense below Operating Income.

     The following table sets forth, for the periods indicated, the high and low prices per share of the Company’s Common Stock as reported by the New York Stock Exchange.

	High	Low

2002
Fourth Quarter	$12.63	$9.05
Third Quarter	$14.79	$10.17
Second Quarter	$18.73	$13.50
First Quarter	$14.30	$10.64
2001
Fourth Quarter	$13.07	$8.53
Third Quarter	$12.24	$7.75
Second Quarter	$12.59	$8.61
First Quarter	$9.24	$4.94

25.	PRIOR YEAR RECLASSIFICATIONS AND DISAGGREGATIONS

      Certain revisions have been made to the accompanying Consolidated Financial Statements and related notes as of December 31, 2001 and for the two-year period ended December 31, 2001. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously reported financial statements and disaggregations of certain disclosures have been made to conform to the financial statement presentation of the current period as follows:

•	Consolidated Income Statements:

–	Components of cost of operations and gross profit categories have been disclosed.

–	Floorplan interest expense, which previously was classified as a component of cost of operations, is now presented as Floorplan Interest Expense below Operating Income in the accompanying Consolidated Income Statements. The reclassification of floorplan interest expense had no impact to net income and earnings per share.

•	Consolidated Statements of Cash Flows:

–	Purchase of property and equipment and property lease buy-outs have been separately disclosed.

–	Proceeds from the sales of property and equipment and assets held for sale have been separately disclosed.

–	Collection of installment loan receivables and other related items have been separately disclosed from funding of installment loans receivables and proceeds from securitizations of installment loan receivables.

–	Cash received from the divestiture of the outdoor media business and divestitures related to the 1999 restructuring plan have been separately disclosed.

–	Exercises of stock options have been separately disclosed from other financing activities.

•	Notes to the Consolidated Financial Statements:

–	Note 1, Summary of Significant Accounting Policies:

•	Chargeback liabilities at December 31, 2001 have been disclosed.

•	Advertising allowances from manufacturers for the years ended December 31, 2001 and 2000 have been disclosed.

–	Note 6, Intangible Assets, Net: Franchise rights for 2001 have been disclosed separately from goodwill.

–	Note 14, Restructuring Activities and Impairment Charges: A summary of activity and the remaining number of megastore and other properties for 2001 and 2000 has been disclosed.

–	Note 15, Income Taxes: Additional detail has been provided for 2001 regarding deferred income tax liability and asset components.

–	Note 19, Acquisitions and Divestitures: The purchase price allocation for franchise rights for 2001 has been disclosed separately from goodwill.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As discussed in the Current Report on Form 8-K that we filed with the Commission on June 3, 2002, as amended by the Current Report on Form 8-K/A filed with the Commission on July 10, 2002, we appointed Deloitte & Touche LLP as our new independent public accountant effective as of May 31, 2002 and we dismissed Arthur Andersen LLP as our independent public accountant effective as of May 30, 2002.

PART III

       The information required by Item 10 (other than the information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Part I of this Annual Report on Form 10-K), Item 11, Item 12 and Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Annual Report.

      (b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above. As a result, no corrective actions were required or undertaken.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements of the Company are set forth in Part II, Item 8.

(2)	Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2002 is submitted herewith.

(3)	Exhibits — See Exhibit Index included elsewhere in this document.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated November 22, 2002, Item 5, reporting that Michael G. DeGroote has resigned from the Company’s Board of Directors due to health reasons.

Current Report on Form 8-K dated November 11, 2002, Item 5, reporting that the Company received the requisite consents under the consent solicitation for its $450,000,000 9% Senior Notes due 2008 (the “Notes”) and has therefore amended the terms of the Indenture relating to the Notes.

Current Report on Form 8-K dated November 8, 2002, Item 5, reporting that the Company made a final increase to the consent payment it is offering to holders who validly consent pursuant to the pending consent solicitation for the Notes to $22.50 per $1,000 principal amount and extended the expiration time for the consent solicitation to 5:00 p.m., Eastern Time, on Wednesday, November 13, 2002.

Current Report on Form 8-K dated November 7, 2002, Item 5, reporting that the Company increased the consent payment it is offering to holders who validly consent pursuant to the pending consent solicitation for the Notes to $20 per $1,000 principal amount and extended the expiration time for the consent solicitation to 5:00 p.m., Eastern Time, on Friday, November 8, 2002.

Current Report on Form 8-K dated October 24, 2002, Item 5, reporting that the Company commenced a consent solicitation from holders of the Notes to amend the Indenture governing the Notes to increase by $400 million the Company’s capacity to make restricted payments under the terms of the Indenture, including payments for the repurchase of the Company’s common stock.

AUTONATION, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II
(In millions)

	Balance
	at	Additions					Balance
	Beginning	Charged to					at End
Classifications	of Year	Income	Deductions		Other		of Year

Allowance for doubtful accounts:
2002	$42.7	$10.5	$(30.8	) (1)	$.1		$22.5
2001	$35.1	$18.4	$(10.6	) (1)	$(.2)		$42.7
2000	$42.5	$8.4	$(14.7	) (1)	$(1.1)		$35.1
Restructuring reserves(2):
2002	$.2	$—	$(.2)		$—		$—
2001	$1.2	$(.2)	$(1.6	)(4)	$.8		$.2
2000	$120.6	$(5.4)	$(111.2	) (4)	$(2.8	) (3)	$1.2

(1)	Accounts written off.
(2)	Included under the caption “Other Current Liabilities” in the accompanying Consolidated Balance Sheets.
(3)	Primarily asset write-offs.
(4)	Primarily cash payments of costs associated with restructuring activities.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

AutoNation, Inc.

By:	/s/MICHAEL J. JACKSON

Michael J. Jackson
Chairman of the Board and
Chief Executive Officer

February 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. JACKSON Michael J. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2003

/s/ CRAIG T. MONAGHAN Craig T. Monaghan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2003

/s/ PATRICIA A. MCKAY Patricia A. McKay	Senior Vice President — Finance (Principal Accounting Officer) Director	February 28, 2003

/s/ ROBERT J. BROWN Robert J. Brown	Director	February 28, 2003

/s/ J.P. BRYAN J.P. Bryan	Director	February 28, 2003

/s/ RICK L. BURDICK Rick L. Burdick	Director	February 28, 2003

/s/ WILLIAM C. CROWLEY William C. Crowley	Director	February 28, 2003

/s/ HARRIS W. HUDSON Harris W. Hudson	Director	February 28, 2003

/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Director	February 28, 2003

Signature	Title	Date

/s/ GEORGE D. JOHNSON, JR. George D. Johnson, Jr.	Director	February 28, 2003

/s/ EDWARD S. LAMPERT Edward S. Lampert	Director	February 28, 2003

/s/ JOHN J. MELK John J. Melk	Director	February 28, 2003

/s/ IRENE B. ROSENFELD Irene B. Rosenfeld	Director	February 28, 2003

CERTIFICATIONS

I, Michael J. Jackson, certify that:

1.	I have reviewed this annual report on Form 10-K of AutoNation, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ MICHAEL J. JACKSON

Michael J. Jackson
Chief Executive Officer

CERTIFICATIONS

I, Craig T. Monaghan, certify that:

1.	I have reviewed this annual report on Form 10-K of AutoNation, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ CRAIG T. MONAGHAN

Craig T. Monaghan
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description of Exhibits

2.1	Separation and Distribution Agreement dated June 30, 2000, between AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit 2.1 to AutoNation’s Current Report on Form 8-K dated June 30, 2000).
2.2	Separation and Distribution Agreement dated June 30, 1998, between Republic Industries, Inc. (now known as AutoNation, Inc.) and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.2	Amended and Restated Bylaws of AutoNation, Inc. (incorporated by reference to Exhibit 3.2 to AutoNation’s Current Report on Form 8-K dated December 8, 2000).
4.1	Indenture, dated as of August 10, 2001 (the “Indenture”), relating to the issuance of $450.0 million aggregate principal amount of senior unsecured notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (SEC 333-71098) filed on October 5, 2001).
4.2*	Supplemental Indenture, dated as of November 8, 2002, amending the Indenture to increase by $400.0 million the Company’s capacity to make restricted payments under the terms of the Indenture, including payments for the repurchase of its common stock.
4.3	AutoNation is a party to certain long-term debt agreements where the amount involved does not exceed 10% of AutoNation’s total assets. AutoNation agrees to furnish a copy of any such agreements to the Commission upon request.
10.1	AutoNation, Inc. 1991 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.2	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.2 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.3	AutoNation Enterprises Incorporated Amended and Restated 1995 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.3 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.4	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.5	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.4 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.6	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.5 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.7	AutoNation, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit A to AutoNation’s Proxy Statement on Schedule 14A filed with the Commission on April 12, 2002).
10.8	Employment Agreement dated July 24, 2002, between AutoNation, Inc. and Michael J. Jackson, Chief Executive Officer (incorporated by reference to Exhibit 10.1 of AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibits	Description of Exhibits

10.9	Letter Agreement dated March 26, 1999 between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 of AutoNation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.10	Employment Agreement dated August 1, 2000, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.11	Letter Agreement dated April 18, 2000 between AutoNation, Inc. and Craig T. Monaghan, Chief Financial Officer (incorporated by reference to Exhibit 10.6 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.12	Tax Sharing Agreement dated June 30, 2000 between AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit 10.1 to AutoNation’s Current Report on Form 8-K dated June 30, 2000).
10.13	Benefits Agreement dated June 30, 2000 between AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit 10.2 to AutoNation’s Current Report on Form 8-K dated June 30, 2000).
10.14	Reimbursement Agreement dated June 30, 2000 between AutoNation, Inc. and ANC Rental Corporation (incorporated by reference to Exhibit 10.3 to AutoNation’s Current Report on Form 8-K dated June 30, 2000).
10.15	Tax Indemnification and Allocation Agreement dated June 30, 1998 between Republic Industries, Inc. (now known as AutoNation, Inc.) and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 to Republic Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of Deloitte & Touche LLP.

*	Filed herewith