Form 10-Q
period 2003-03-31
AUTONATION INC /FL
filed 2003-04-29
CIK 350698

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________ to __________

COMMISSION FILE NUMBER: 1-13107

AUTONATION, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	73-1105145 (IRS EMPLOYER IDENTIFICATION NO.)

110 S.E. 6TH STREET FT. LAUDERDALE, FLORIDA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	33301 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 769-6000

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No[   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]       No[   ]

     On April 25, 2003 the registrant had 281,339,794 outstanding shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC. UNAUDITED CONSOLIDATED BALANCE SHEETS
AUTONATION, INC. UNAUDITED CONSOLIDATED INCOME STATEMENTS
AUTONATION, INC. UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AUTONATION, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
AUTONATION, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

AUTONATION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185.7	$176.2
Receivables, net	715.4	759.8
Inventory	2,803.5	2,598.4
Other current assets	144.4	94.7

Total Current Assets	3,849.0	3,629.1
RESTRICTED ASSETS	91.7	100.8
PROPERTY AND EQUIPMENT, NET	1,703.7	1,678.4
INTANGIBLE ASSETS, NET	2,987.3	2,975.8
OTHER ASSETS	186.7	200.7

Total Assets	$8,818.4	$8,584.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable	$2,563.2	$2,302.5
Accounts payable	159.7	163.3
Notes payable and current maturities of long-term debt	13.9	8.6
IRS tax settlement payable-current	359.8	—
Other current liabilities	544.3	506.3

Total Current Liabilities	3,640.9	2,980.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	698.1	642.7
IRS TAX SETTLEMENT PAYABLE — LONG-TERM	120.0	—
DEFERRED INCOME TAXES	356.1	947.4
OTHER LIABILITIES	101.9	103.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 334,641,904 and 333,505,325 shares issued, including shares held in treasury, respectively	3.3	3.3
Additional paid-in capital	3,057.0	3,044.1
Retained earnings	1,448.2	1,263.2
Accumulated other comprehensive income	2.1	4.2
Treasury stock, at cost; 52,131,209 and 35,489,909 shares held, respectively	(609.2)	(404.6)

Total Shareholders’ Equity	3,901.4	3,910.2

Total Liabilities and Shareholders’ Equity	$8,818.4	$8,584.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

REVENUE:
New vehicle	$2,609.5	$2,813.1
Used vehicle	906.7	947.0
Parts and service	599.4	611.9
Finance and insurance	122.2	121.1
Other	221.5	257.6

TOTAL REVENUE	4,459.3	4,750.7

COST OF OPERATIONS:
New vehicle	2,412.5	2,591.2
Used vehicle	803.1	838.5
Parts and service	338.7	347.1
Other	196.9	234.0

TOTAL COST OF OPERATIONS	3,751.2	4,010.8

GROSS PROFIT:
New vehicle	197.0	221.9
Used vehicle	103.6	108.5
Parts and service	260.7	264.8
Finance and insurance	122.2	121.1
Other	24.6	23.6

TOTAL GROSS PROFIT	708.1	739.9

Selling, general and administrative expenses	523.0	548.1
Depreciation	16.9	15.7
Amortization	.6	.6
Loan and lease underwriting income, net	(2.9)	(.2)
Other losses	.3	.4

OPERATING INCOME	170.2	175.3
Floorplan interest expense	(19.5)	(18.2)
Interest expense — IRS settlement	(1.9)	—
Other interest expense	(13.7)	(11.7)
Interest income	1.1	3.3
Other income (expense)	1.1	(.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	137.3	148.5
Provision for income taxes	52.9	56.8
Income tax benefit from IRS settlement	(127.5)	—

NET TAX PROVISION (BENEFIT) — CONTINUING OPERATIONS	(74.6)	56.8

NET INCOME FROM CONTINUING OPERATIONS	211.9	91.7
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(12.3)	—

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	199.6	91.7
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES	(14.6)	—

NET INCOME	$185.0	$91.7

BASIC EARNINGS PER SHARE:
Continuing operations	$.73	$.29
Discontinued operations	(.04)	—
Cumulative effect of accounting change	(.05)	—

Net income	$.64	$.29

Weighted average common shares outstanding	290.4	321.4

DILUTED EARNINGS PER SHARE:
Continuing operations	$.72	$.28
Discontinued operations	(.04)	—
Cumulative effect of accounting change	(.05)	—

Net income	$.63	$.28

Weighted average common shares outstanding	294.2	325.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
					Compre-
	Common Stock		Additional		hensive
			Paid-in	Retained	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total

BALANCE AT DECEMBER 31, 2002	333,505,325	$3.3	$3,044.1	$1,263.2	$4.2	$(404.6)	$3,910.2
Purchase of treasury stock	—	—	—	—	—	(204.6)	(204.6)
Exercise of stock options, including income tax benefit of $1.1	1,136,579	—	12.9	—	—	—	12.9
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
Net income	—	—	—	185.0	—	—	185.0

BALANCE AT MARCH 31, 2003	334,641,904	$3.3	$3,057.0	$1,448.2	$2.1	$(609.2)	$3,901.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$185.0	$91.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income tax benefit from IRS settlement	(127.5)	—
Cumulative effect of accounting change	14.6	—
Loss from discontinued operations	12.3	—
Depreciation	16.9	15.7
Amortization	.6	.6
Amortization of debt issue costs and discounts	1.5	1.2
Deferred income tax provision	2.6	2.8
Other	(3.0)	.6
Changes in assets and liabilities, net of effects from business combinations:
Receivables	42.0	(12.2)
Inventory	(206.0)	(134.6)
Other assets	(3.7)	.3
Floorplan notes payable	240.5	99.9
Accounts payable	(3.9)	12.5
Other liabilities	14.6	57.0

	186.5	135.5

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property lease buy-outs	(23.9)	(28.7)
Property lease buy-outs	(8.8)	—
Proceeds from sale of property and equipment	.3	.3
Proceeds from assets held for sale	—	.9
Cash used in business acquisitions, net of cash acquired	(45.1)	(127.7)
Collection of installment loan receivables and other related items	14.1	27.2
Net change in restricted cash	8.7	1.9
Purchases of restricted investments	—	(22.3)
Sales of restricted investments	—	9.9
Other	16.5	.4

	(38.2)	(138.1)

CASH USED IN FINANCING ACTIVITIES:
Purchases of treasury stock	(204.6)	(35.9)
Proceeds from mortgage facilities	63.4	—
Payments of other debt	(2.9)	(3.0)
Exercise of stock options	12.9	20.2
Other	(7.2)	(.1)

	(138.4)	(18.8)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	9.9	(21.4)
CASH USED IN DISCONTINUED OPERATIONS	(.4)	(1.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9.5	(22.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176.2	128.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$185.7	$105.5

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)

1. Interim Financial Statements

     The accompanying Unaudited Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries (the “Company”); all intercompany accounts and transactions have been eliminated. The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These Unaudited Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations for the periods presented.

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

     As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16, as it applies to the Company, addresses the recognition of certain manufacturer allowances and requires manufacturer allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or costs incurred. The adoption of EITF 02-16 resulted in a cumulative effect of accounting change, net of $9.1 million of income tax, totaling $14.6 million to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost. The impact of this accounting change for the three months ended March 31, 2003 was an increase of $.9 million in Cost of Operations. On a comparable basis, the impact of this accounting change for the three months ended March 31, 2002 would have been an increase of $.9 million in Cost of Operations. Additionally, the adoption of EITF 02-16 impacted certain manufacturers’ advertising allowances resulting in a reclassification that increased Selling, General and Administrative expenses and, correspondingly, reduced Cost of Operations by $4.3 million for the three months ended March 31, 2003 to now reflect these allowances as a reduction of Cost of Operations. On a comparable basis, the reclassification impact between Selling, General and Administrative Expenses and Cost of Operations for the three months ended March 31, 2002 would have been $4.7 million.

2. Receivables, Net

     The components of receivables, net of allowance for doubtful accounts, are as follows:

		MARCH 31,	DECEMBER 31,
		2003	2002

Contracts in transit and vehicle receivables		$382.5	$407.0
Finance receivables		80.7	92.9
Trade receivables		97.6	99.5
Manufacturer receivables		140.6	150.5
Other		88.2	95.4

		789.6	845.3
Less:	Allowance for doubtful accounts	(19.9)	(22.5)
	Finance receivables — long-term	(54.3)	(63.0)

	Receivables, net	$715.4	$759.8

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The long-term portion of finance receivables are classified as Other Assets in the accompanying Unaudited Consolidated Balance Sheets. For more information on Finance Receivables, see Note 13, Finance Underwriting and Asset Securitizations.

3. Inventory and Floorplan Notes Payable

     Inventory consists of the following:

	MARCH 31,	DECEMBER 31,
	2003	2002

New vehicles	$2,369.5	$2,182.4
Used vehicles	296.2	277.1
Parts, accessories and other	137.8	138.9

	$2,803.5	$2,598.4

     At March 31, 2003 and December 31, 2002, floorplan notes payable totaled $2.6 billion and $2.3 billion, respectively. The Company finances new vehicle inventory through secured floorplan facilities at a LIBOR-based rate of interest primarily with manufacturers’ captive finance subsidiaries and independent financial institutions. As of March 31, 2003, available borrowing capacity under the floorplan credit facilities was approximately $3.7 billion.

     During the three months ended March 31, 2003, the Company entered into a series of interest rate hedge transactions, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $600.0 million at March 31, 2003, designed to convert certain floating rate floorplan debt to fixed rate debt with interest rates capped at approximately 3.0%. Subsequent to March 31, 2003, the Company executed an additional $100.0 million of notional value hedges. All of the Company’s hedges mature over the next three years. For the three months ended March 31, 2003, net losses related to hedges included in other comprehensive loss were $1.7 million.

     A summary of the Company’s floorplan assistance, a component of Cost of Operations, and floorplan interest expense from manufacturers in the accompanying Unaudited Consolidated Income Statements is as follows:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Floorplan assistance (see Note 1)	$28.4	$29.4
Floorplan interest expense	(19.5)	(18.2)

Net inventory carrying benefit	$8.9	$11.2

4. Restricted Assets and Reinsurance

     The Company had restricted cash totaling $91.7 million and $100.8 million at March 31, 2003 and December 31, 2002, respectively, primarily held in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses relating to its captive insurance subsidiaries.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     At March 31, 2003 and December 31, 2002, current unearned premiums and loss reserves related to the Company’s reinsurance programs were included in Other Current Liabilities and long-term unearned premiums and loss reserves were included in Other Liabilities in the Unaudited Consolidated Balance Sheets as follows:

	MARCH 31,	DECEMBER 31,
	2003	2002

Reinsurance Reserves
Unearned premiums — current portion	$22.2	$25.7
Unearned premiums — long-term portion	35.5	41.2

Total unearned premiums	$57.7	$66.9

Loss reserves — current portion	$12.3	$13.5
Loss reserves — long-term portion	.6	.6

Total loss reserves	$12.9	$14.1

5. Intangible Assets

     Intangible assets, net, consist of the following:

	MARCH 31,	DECEMBER 31,
	2003	2002

Goodwill	$3,086.4	$3,101.2
Franchise rights — indefinite-lived	159.7	132.8
Other intangibles	14.3	14.3

	3,260.4	3,248.3
Less: accumulated amortization	(273.1)	(272.5)

	$2,987.3	$2,975.8

6. Notes Payable and Long-Term Debt

     Notes payable and long-term debt consist of the following:

	MARCH 31,	DECEMBER 31,
	2003	2002

Revolving credit facilities	$—	$—
Senior unsecured notes, net of unamortized discount of $4.7 million and $4.8 million, respectively	445.3	445.2
Mortgage facilities	214.7	153.2
Other debt	52.0	52.9

	712.0	651.3
Less: current maturities	(13.9)	(8.6)

Long-term debt, net of current maturities	$698.1	$642.7

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and expires in August 2003 at which time the Company expects to renew the revolving credit facility. The five-year facility which expires August 2006 provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company’s dealerships, and are guaranteed by substantially all of the Company’s subsidiaries. No amounts were drawn on these revolving credit facilities at March 31, 2003 and December 31, 2002.

     In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. At March 31, 2003, surety bonds, letters of credit and cash deposits totaled $66.5 million, including $37.3 million of letters of credit, and have various expiration dates. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its multi-year revolving credit facility. Under the terms of the letter of credit line, the amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit.

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

     At March 31, 2003, the Company had $214.7 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate and is secured by mortgages on certain of the Company’s dealerships’ real property. During the three months ended March 31, 2003, the Company drew additional amounts totaling $63.4 million of its available capacity under one of the mortgage facilities.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company’s revolving credit facilities and the indenture for the Company’s senior unsecured notes contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage and maximum balance sheet leverage. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At March 31, 2003, the Company was in compliance with the requirements of all such financial covenants.

     In conjunction with the revolving credit facilities and senior unsecured notes offering, the Company received corporate credit ratings from rating agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings, and certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade. In the event of a downgrade in the Company’s credit rating, the Company would continue to have access to the revolving credit facilities, but at higher rates of interest.

7. Shareholders’ Equity

     During the three months ended March 31, 2003, the Company repurchased 16.6 million shares of its common stock for an aggregate purchase price of $204.6 million. From 1998 through March 31, 2003, an aggregate of 202.3 million shares of common stock have been acquired under the Company’s share repurchase programs for an aggregate purchase price of $2.3 billion, leaving approximately $165.8 million available for share repurchases under the current program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8. Income Taxes

     Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

     In March 2003, the Company entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions entered into by the Company in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, the Company owes the IRS net aggregate payments of approximately $470 million. An initial net payment of approximately $350 million is due in March 2004, and three subsequent payments of approximately $40 million each are due in March 2005, 2006 and 2007, respectively. As a result of the settlement, the Company has recognized an income tax benefit of $127.5 million from the reduction of previously recorded deferred tax liabilities.

     As of March 31, 2003, the amounts owed to the IRS as part of the settlement are $479.8 million as reflected in the Company’s Unaudited Consolidated Balance Sheet and have been reclassified from deferred tax liabilities into the captions IRS Tax Settlement Payable — Current ($359.8 million) and IRS Tax Settlement Payable — Long-Term ($120.0 million). These payable amounts include interest from the time of the affected tax returns to the settlement date. The Company will record additional interest expense on the IRS Tax Settlement Payables as appropriate until each payment due date. Total additional interest expense over the next four years until March 2007, given the payment terms described above, is estimated to be approximately $40 million based on current interest rates published by the IRS. Therefore, total gross payments to the IRS are expected to be approximately $520 million over the next four years.

     The Company will receive a federal income tax benefit of an estimated $50 million for deductions for the interest payments. Therefore, the net aggregate payments to the IRS are expected to be approximately $470 million.

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

     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Weighted-average common shares outstanding used to calculate basic earnings per share	290.4	321.4
Effect of dilutive options	3.8	4.5

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	294.2	325.9

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     At March 31, 2003 and 2002, the Company had approximately 51.6 million and 55.2 million stock options outstanding, respectively, of which 13.2 million and 18.2 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

10. Stock Options

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The Company adopted the disclosure provisions of SFAS 148, as of December 31, 2002.

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to SFAS No. 123, the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted after December 31, 1994, the Company’s pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the three months ended March 31:

	2003	2002

Net income, as reported	$185.0	$91.7
Pro forma stock-based employee cost, net of taxes	(3.6)	(5.5)

Pro forma net income	$181.4	$86.2

Basic earnings per share, as reported	$.64	$.29
Pro forma stock-based employee cost	(.01)	(.02)

Pro forma basic earnings per share	$.63	$.27

Diluted earnings per share, as reported	$.63	$.28
Pro forma stock-based employee cost	(.01)	(.02)

Pro forma diluted earnings per share	$.62	$.26

11. Comprehensive Income

     Comprehensive income (loss) is as follows:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Net income	$185.0	$91.7
Other comprehensive loss	(2.1)	(.9)

Comprehensive income	$182.9	$90.8

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12. Business Acquisitions

     Businesses acquired through March 31, 2003 were accounted for under the purchase method of accounting and are included in the unaudited consolidated financial statements from the date of acquisition.

     The Company acquired twelve automotive retail franchises during the three months ended March 31, 2003 and eight automotive retail franchises during the three months ended March 31, 2002. The Company paid approximately $43.0 million and $122.1 million, respectively, in cash for these acquisitions. During the three months ended March 31, 2003 and 2002, the Company also paid approximately $2.1 million and $5.6 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

     Purchase price allocations for 2003 are tentative and subject to final adjustment due to their recent closing date. Preliminary purchase price allocations for business combinations for the three months ended March 31 were as follows:

	2003	2002

Property and equipment	$10.2	$29.0
Goodwill	6.1	6.7
Franchise rights — indefinite-lived	26.9	75.5
Other intangibles subject to amortization	—	.5
Working capital	(.2)	11.3
Debt assumed	—	(1.1)
Other assets	—	.2

Cash used in acquisitions, net of cash acquired	$43.0	$122.1

     The Company’s unaudited pro forma consolidated results of operations assuming acquisitions accounted for under the purchase method of accounting had occurred at January 1, 2002 are as follows for the three months ended March 31:

	2003	2002

Revenue	$4,485.2	$4,909.3
Net income	$185.1	$95.3
Diluted earnings per share	$.63	$.29

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Through 2001, the Company sold installment loan finance receivables in securitization transactions through unrelated financial institutions. When the Company sold receivables in these securitization transactions, it retained interest-only strips, one or more subordinated tranches, servicing rights, and cash reserve accounts, all of which were classified as investments in securitizations. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected through 2004. Finance receivables due within one year totaling $26.4 million and $29.9 million at March 31, 2003 and December 31, 2002, respectively, are classified as Receivables, Net in the accompanying Unaudited Consolidated Balance Sheets. Finance receivables due after one year totaling $54.3 million and $63.0 million at March 31, 2003 and December 31, 2002, respectively, are classified as Other Assets, Net in the accompanying Unaudited Consolidated Balance Sheets.

     Finance receivables consist of the following:

	MARCH 31,	DECEMBER 31,
	2003	2002

Finance leases	$5.1	$8.4
Installment loans	32.0	37.9
Investments in securitizations	43.6	46.6

Total finance receivables	$80.7	$92.9

     Until December 2001, the Company securitized installment loan receivables through the issuance of asset-backed notes through non-consolidated qualified special purpose entities under a shelf registration statement. The Company provides credit enhancements related to these notes in the form of a 1% over-collateralization, a reserve fund and a third party surety bond. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. The Company in turn has a sub-servicing arrangement with a third party. Included in Other Current Liabilities and Other Liabilities at March 31, 2003, is the current portion of the net servicing liability of $4.3 million and the long-term portion of the net servicing liability of $6.7 million, respectively, relating to these arrangements. The servicing liability relates to loans that have been sold and continue to be serviced by the Company. The servicing liability is the present value, discounted at 7.4%, of the estimated excess of future sub-servicing costs over the future estimated servicing income. Substantially all of the beneficial interests in the debt of the qualified special purpose entities are held by unrelated third parties. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due, except to the extent of the Company’s remaining investments in securitizations.

     At March 31, 2003, included in investments in securitizations are interest-only strips valued at $30.0 million and cash reserve accounts valued at $13.5 million, which have an aggregate weighted-average life of 1.0 year. The sensitivity of the current fair value of the investments in securitizations at March 31, 2003 to immediate 10 percent and 20 percent unfavorable changes in assumptions are presented in the table below. These sensitivities are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, the change in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship of the change in assumption to the change in the indicated fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the investments in securitizations is calculated independently from any change in the other assumptions. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Furthermore, the disclosed estimated fair values should not be considered indicative of future earnings on these assets. The current rate assumptions below reflect the expected performance of the total loans securitized as of March 31, 2003.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

		$ Effect on Investments
		in Securitizations of

	Current	10% Change	20% Change
Description	Rate Assumption	in Assumption	in Assumption

Voluntary prepayment speed (ABS)	1.50%	$1.5	$2.6
Expected credit losses (annual rate, excluding accrued interest)	2.73%	$1.9	$3.7
Discount rate on residual cash flows (annual rate)	9.15%	$.6	$1.1

     As of March 31, 2003 and 2002, the Company had expected static pool credit losses on its total serviced installment loan portfolio of 3.56% and 3.86%, respectively, (3.27% and 3.55%, respectively, excluding accrued interest). Static pool credit losses represent estimated lifetime losses as a percentage of total amounts underwritten.

     The following summarizes information about total serviced installment loans and delinquencies:

	March 31, 2003		December 31, 2002

		Principal Amount		Principal Amount
		of Loans		of Loans
	Total Principal	60 Days or More	Total Principal	60 Days or More
	Amount of Loans	Past Due	Amount of Loans	Past Due

Loans securitized	$528.7	$7.8	$648.3	$11.0
Loans retained on balance sheet	32.0	2.0	37.9	2.7

Total loans serviced	$560.7	$9.8	$686.2	$13.7

     Net credit losses are charge-offs less recoveries and are based on total installment loans serviced. Net credit losses, including accrued interest, during the three months ended March 31, 2003 and 2002 totaled $5.2 million and $8.9 million, respectively.

14. Restructuring Activities

     During 1999, the Company approved a restructuring plan to exit the used vehicle megastore business and reduce the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships.

     The Company continues to dispose of its closed megastores and other properties, including closed lease properties, through sales to third parties. At March 31, 2003, properties held for sale total $59.8 million of which properties with total asset value of $49.8 million remain to be sold of the total $285.3 million identified as part of the restructure plan. Despite a softening market, these properties continue to be aggressively marketed.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The following summarizes the activity in the Company’s restructuring and impairment reserves for the three months ended March 31, 2003:

			Deductions
	Balance	Amounts Charged			Balance
	December 31, 2002	(Credited) to Income	Cash	Non-cash	March 31, 2003

Asset reserves:
Asset impairment	$62.8	$—	$—	$—	$62.8
Accrued liabilities:
Severance and other exit cost	—	—	—	—	—

	$62.8	$—	$—	$—	$62.8

     The following summarizes the activity in the Company’s restructuring and impairment reserves for the three months ended March 31, 2002:

			Deductions
	Balance	Amounts Charged			Balance
	December 31, 2001	(Credited) to Income	Cash	Non-cash	March 31, 2002

Asset reserves:
Asset impairment	$68.4	$—	$—	$(.9)	$67.5
Accrued liabilities:
Severance and other exit cost	.2	—	—	—	.2

	$68.6	$—	$—	$(.9)	67.7

15. Commitments and Contingencies

Legal Proceedings

     The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     In an action filed in Florida state court in 1999, one of the Company’s subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company’s former used vehicle megastores. In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class. The parties subsequently agreed on settlement terms, and in April 2003, the Court preliminarily approved the settlement.

     Many of the Company’s Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company is appealing that ruling to the Texas Supreme Court. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. The Company is appealing the ruling.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Other Matters

     The Company, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by the Company’s subsidiaries of their respective dealership premises. Pursuant to these leases, the Company’s subsidiaries generally agree to indemnify the lessor and other related parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the leasee. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets or businesses in which it agrees to indemnify the purchaser or related parties from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.

     From time to time, primarily in connection with dispositions of automotive dealerships, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interest in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are currently approximately $60.0 million. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, cash flows and prospects.

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

16. Discontinued Operations

     On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. In connection with the spin-off, the Company entered into various agreements (the “ANC Rental Agreements”) with ANC Rental, which set forth the terms of the distribution and govern the Company’s relationship with ANC Rental after the spin-off. The Company also agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental.

     On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. On April 15, 2003, the Company reached an agreement with ANC Rental and the Committee of Unsecured Creditors in the bankruptcy that resolves potential claims relating to ANC Rental’s bankruptcy, including potential claims against the Company arising out of the spin-off of ANC Rental, and sets forth certain obligations of the parties (the “Settlement Agreement”). The Settlement Agreement is subject to bankruptcy court approval, which the parties will seek to obtain in May 2003. Under the key terms of the Settlement Agreement, the Company will continue to guarantee certain surety bonds supporting obligations of ANC Rental until December 2006. The Company’s obligations under this guarantee are capped at $29.5 million. In addition, upon the confirmation of a plan of reorganization (a “Plan”) or sale of substantially all of the assets of ANC Rental (a “Sale”) in the bankruptcy, the Company will guarantee an additional $10.5 million of surety bonds supporting obligations of ANC Rental until December 2006. In the event of confirmation of a Plan or Sale, the Company would also be obligated to pay one-half of any permanent reduction of its guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors of ANC Rental. ANC Rental and the unsecured creditors will provide a full release of any potential claims against the Company arising out of the spin-off of ANC Rental or Company actions taken when it owned ANC Rental, and the Company will release substantially all of the pre-petition claims that it has asserted in the bankruptcy.

     The Settlement Agreement also sets forth certain obligations of the Company and ANC Rental with respect to ANC Rental’s taxes. The Company will indemnify ANC Rental for any adjustments made by the Internal Revenue Service to the Company’s consolidated federal income tax returns relating to ANC Rental’s automotive rental businesses prior to the spin-off, and the parties provide certain indemnities to each other to the extent such adjustments impact ANC Rental’s taxes post spin-off. The Company believes that it is adequately reserved for any ANC Rental-related audit adjustments to its tax returns. In connection with the settlement, ANC Rental also will file a motion to reject certain of the ANC Rental Agreements entered into at the time of the spin-off, including the separation and distribution agreement, reimbursement agreement, and tax sharing agreement. Upon approval of the motion, ANC Rental and the Company will be relieved of further obligations under such agreements.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     As a result of the Company’s guarantees and potential payment obligations as described above, the Company incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statement for the three months ended March 31, 2003. The $20.0 million pre-tax charge is comprised of $15.6 million for the estimated exposure under the current guarantees and potential payment obligations and $4.4 million for the estimated fair value of the potential additional $10.5 million in guarantees, as required by Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

     In addition, based on the Settlement Agreement and its assessment of the risks involved in each matter, and excluding the after-tax charge of $12.3 million, the Company estimates remaining potential pre-tax financial exposure related to ANC Rental of up to $20.0 million ($12 million after-tax). However, there can be no assurance that the bankruptcy court will approve the Settlement Agreement. Should the Settlement Agreement not be approved, the Company could still be subject to material financial exposure relating to ANC Rental.

17. New Accounting Pronouncements

     As of January 1, 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” See additional discussion in Note 1, Interim Financial Statements.

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The adoption of SFAS 146 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and has adopted the accounting requirements effective January 1, 2003, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 16, Discontinued Operations, for discussion of the accounting treatment of potential future guarantees.

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Consolidated Results of Operations

     For the three months ended March 31, 2003 and 2002, the Company had net income of $185.0 million and $91.7 million, respectively, and diluted earnings per share of $.63 and $.28 respectively. Total revenue for the three months ended March 31, 2003 decreased by 6.2% to $4.5 billion compared to revenue reported a year earlier driven by a decrease in new and used vehicle sales. The impact of the revenue decrease was offset with a benefit from a recent IRS settlement of $127.5 million or $.43 per share, continued share repurchases and lower operating expenses. Additionally, the Company was impacted by a loss from discontinued operations due to an agreement reached with ANC Rental and a charge for the cumulative effect of accounting change for manufacturer allowances, primarily related to floorplan assistance.

     The following table details certain components of net income (in millions, except per share data):

	Net Income		Diluted Earnings Per Share

	Three Months Ended March 31,		Three Months Ended March 31,

	2003	2002	2003		2002

Net income from continuing
operations	$211.9	$91.7	$	. 72	$.28
Discontinued operations,
net of income taxes	(12.3)	—		(.04)	—
Cumulative effect of accounting
change, net of income taxes	(14.6)	—		(.05)	—

Net income	$185.0	$91.7		$.63	$.28

Reported Operating Data

     Historical operating results include the results of acquired businesses from the date of acquisition. The following table sets forth: (1)the components of revenue; (2) the components of gross profit; (3) selling, general and administrative expenses; (4) retail vehicle unit sales; (5) gross profit per vehicle retailed; and (6) related metrics:

	Three Months Ended March 31,

($ in millions, except per vehicle data)	2003	2002	$ Variance	% Variance

Revenue:
New vehicle	$2,609.5	$2,813.1	$(203.6)	(7.2)
Used vehicle	906.7	947.0	(40.3)	(4.3)
Parts and service	599.4	611.9	(12.5)	(2.0)
Finance and insurance	122.2	121.1	1.1	0.9
Other	221.5	257.6	(36.1)	(14.0)

	$4,459.3	$4,750.7	$(291.4)	(6.1)

Gross profit:
New vehicle	$197.0	$221.9	$(24.9)	(11.2)
Used vehicle	103.6	108.5	(4.9)	(4.5)
Parts and service	260.7	264.8	(4.1)	(1.5)
Finance and insurance	122.2	121.1	1.1	0.9
Other	24.6	23.6	1.0	4.2

	708.1	739.9	(31.8)	(4.3)
Selling, general and administrative expenses	523.0	548.1	25.1	4.6
Depreciation	16.9	15.7	(1.2)
Amortization	0.6	0.6	—
Loan and lease underwriting income, net	(2.9)	(0.2)	2.7
Other losses	0.3	0.4	0.1

Operating income	$170.2	$175.3	$(5.1)	(2.9)

Retail vehicle sales:
New vehicle	93,782	103,807	(10,025)	(9.7)
Used vehicle	59,716	62,825	(3,109)	(4.9)

	153,498	166,632	(13,134)	(7.9)

Gross profit per vehicle retailed:
New	$2,101	$2,138	$(37)	(1.7)
Used	$1,735	$1,727	$8	0.5
Finance and insurance	$796	$727	$69	9.5

	Three Months Ended March 31,

	% 2003	% 2002

Revenue mix percentages:
New vehicle	58.5	59.2
Used vehicle	20.3	19.9
Parts and service	13.4	12.9
Finance and insurance	2.7	2.6
Other	5.1	5.4

	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.5	7.9
Used vehicle	11.4	11.5
Parts and service	43.5	43.3
Finance and insurance	100.0	100.0
Other	11.1	9.2
Total	15.9	15.6
Selling, general and administrative
expenses	11.7	11.5
Operating income	3.8	3.7
Other operating items as a percentage of total
gross profit:
Selling, general and administrative expenses	73.9	74.1
Operating income	24.0	23.7

	Three Months Ended March 31,

Floorplan Assistance and Expense	2003	2002	Variance

Floorplan assistance	$28.4	$29.4	$(1.0)
Floorplan interest expense	(19.5)	(18.2)	(1.3)

Net inventory carrying benefit (cost)	$8.9	$11.2	$(2.3)

Same Store Operating Data

     The Company has presented below its operating results for the three months ended March 31, 2003 and 2002 on a same store basis to reflect its internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

     The following table sets forth: (1) the components of same store revenue; (2) the components of same store gross profit; (3) same store selling, general and administrative expenses; (4) retail vehicle same store unit sales; (5) gross profit per vehicle retailed; and (6) related metrics:

	Three Months Ended March 31,

($ in millions, except per vehicle data)	2003	2002	$ Variance	% Variance

Revenue:
New vehicle	$2,547.0	$2,792.7	$(245.7)	(8.8)
Used vehicle	884.6	937.4	(52.8)	(5.6)
Parts and service	583.0	602.9	(19.9)	(3.3)
Finance and insurance	119.5	119.8	(0.3)	(0.3)
Other	208.5	249.7	(41.2)	(16.5)

	$4,342.6	$4,702.5	$(359.9)	(7.7)

Gross profit:
New vehicle	$192.3	$220.4	$(28.1)	(12.7)
Used vehicle	101.5	107.7	(6.2)	(5.8)
Parts and service	253.0	260.8	(7.8)	(3.0)
Finance and insurance	119.5	119.8	(0.3)	(0.3)
Other	19.9	20.9	(1.0)	(4.8)

	$686.2	$729.6	$(43.4)	(5.9)

Selling, general and administrative
expenses	$471.5	$503.9	$32.4	6.4

Retail vehicle sales:
New vehicle	91,957	102,998	(11,041)	(10.7)
Used vehicle	58,511	62,031	(3,520)	(5.7)

	150,468	165,029	(14,561)	(8.8)

Gross profit per vehicle retailed:
New	$2,091	$2,140	$(49)	(2.3)
Used	$1,735	$1,736	$(1)	(0.1)
Finance and insurance	$794	$726	$68	9.4

	Three Months Ended March 31,

	% 2003	% 2002

Revenue mix percentages:
New vehicle	58.7	59.4
Used vehicle	20.4	19.9
Parts and service	13.4	12.8
Finance and insurance	2.8	2.5
Other	4.7	5.4

	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.6	7.9
Used vehicle	11.5	11.5
Parts and service	43.4	43.3
Finance and insurance	100.0	100.0
Other	9.5	8.4
Total	15.8	15.5
Selling, general and administrative expense	10.9	10.7
Other operating items as a percentage of total
gross profit:
Selling, general and administrative expenses	68.7	69.1

     New vehicle revenue decreased 7.2% to $2.6 billion due to a decrease in same store revenue partially offset by the impact of acquisitions. On a same store basis, new vehicle revenue decreased 8.8% for the three months ended March 31, 2003 primarily due to a decrease in volume of 10.7%. The decrease was primarily attributable to lower consumer demand due in part to the uncertainty in anticipation and ultimate culmination of the war in Iraq and industry declines in certain markets in which the Company operates and certain brands sold by the Company. The Company expects that it will continue to face a challenging retail sales environment for the foreseeable future. The Company expects 2003 new vehicle industry sales in the United States to decline approximately 5% compared to 2002. A greater decrease in new vehicle sales levels in the United States (or in the Company’s particular geographic markets) during 2003 could materially impact the Company’s actual earnings results.

     New vehicle gross profit decreased 11.2% to $197.0 million for the three months ended March 31, 2003, primarily as a result of a decrease in same store gross profit partially offset by the impact of acquisitions. On a same store basis, new vehicle gross profit as a percentage of revenue decreased 30 basis points to 7.6% as a result of weak demand, which impacted new vehicle volume as well as margins.

     Used vehicle revenue decreased 4.3% to $906.7 million due to a decrease in same store revenue partially offset by the impact of acquisitions. On a same store basis, used vehicle revenue decreased 5.6% during the three months ended March 31, 2003 driven by a decrease in volume. Despite a softer used vehicle market, same store used vehicle gross profit as a percentage of revenue remained flat at 11.5% for the three months ended March 31, 2003. The Company expects a continued soft used vehicle market.

     Parts and service revenue decreased 2.0% to $599.4 million during the three months ended March 31, 2003 primarily as a result of a decrease in same store revenue, which decreased 3.3%. Revenue was impacted by reduced warranty volume from domestic manufacturers and a soft collision repair business. Parts and service gross profit decreased 1.5% to $260.7 million for the three months ended March 31, 2003. On a same store basis, parts and service gross profit decreased 3.0%. As a percentage of same store revenue, parts and service gross profit increased 10 basis points to 43.4% for the three months ended March 31, 2003 as a result of the Company’s continuing focus on a pricing strategy, a team-based service process and a comprehensive marketing plan.

     Finance and insurance revenue and gross profit remained relatively flat for the three months ended March 31, 2003 compared to the same period last year. Finance and insurance gross profit per vehicle retailed increased 9.5% to $796 for the three months ended March 31, 2003 as compared to the same period in 2002. The increase in gross profit per vehicle retailed was primarily due to product penetration as a result of the continued usage of the Company’s menu-based finance and insurance sales process, which facilitates sales in a low-interest rate environment.

     Other revenue, primarily consisting of wholesale revenue from the sale of used vehicles, decreased 14.0% to $221.5 million during the three months ended March 31, 2003. The decrease in revenue reflects decreased used car wholesale activity resulting from decreased new and used vehicle volume. Other gross profit, which includes the results of reinsurance and retrospective basis commissions on extended warranty contracts, fees from preferred lender arrangements, and wholesale and fleet operations, increased $1.0 million or 4.2% to $24.6 million for the quarter.

     Selling, general and administrative expenses were $523.0 million or 73.9% of total gross profit for the three months ended March 31, 2003, a 20 basis point improvement from the same period last year, which reflects the Company’s continued focus on cost-cutting and operational improvements, particularly in the areas of compensation and other selling, general and administrative expenses.

Business Acquisitions

     The Company acquired twelve automobile retail franchises during the three months ended March 31, 2003 and eight automotive retail franchises during the three months ended March 31, 2002. The Company paid approximately $43.0 million and $122.1 million, respectively, in cash for these acquisitions. During the three months ended March 31, 2003 and 2002, the Company also paid approximately $2.1 million and $5.6 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. The Company expects that future acquisitions will primarily target single dealerships or dealership groups focused in key existing markets.

Restructuring Activities

     During 1999, the Company approved a restructuring plan to exit the used vehicle megastore business and reduce the corporate workforce. See further discussion in Note 14, Restructuring Activities, of the Notes to Unaudited Consolidated Financial Statements.

Non-Operating Income (Expense)

Floorplan Interest Expense

     Floorplan interest expense was $19.5 million and $18.2 million for the three months ended March 31, 2003 and 2002, respectively. The increase is primarily the result of higher inventory levels. For the three months ended March 31, 2003, there was no income statement impact from interest rate hedges entered into during the quarter. See discussion in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Interest Expense – IRS Settlement

     As described below, on March 3, 2003, the Company entered into a settlement agreement with the IRS. The $1.9 million incurred for the period ended March 31, 2003, is related to interest due under the agreement from the date of settlement until March 31, 2003. The Company expects interest expense related to the IRS settlement will total approximately $20 million in 2003.

Other Interest Expense

     Other interest expense for the three months ended March 31, 2003 was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $13.7 million and $11.7 million for the three months ended March 31, 2003 and 2002, respectively. The increase in 2003 is partially attributable to increased amortization expense resulting from payments made by the Company in connection with the November 2002 amendment to its senior unsecured notes. Additionally, as a result of completed capital expenditure projects, there was a lower amount of interest expense capitalized to construction in progress during the three months ended March 31, 2003 compared to the same period in 2002. Year over year variances are expected to continue to be unfavorable for the remainder of 2003.

Interest Income

     Interest income was $1.1 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively. The decrease is primarily the result of lower average cash and investment balances in 2003 and lower interest rates.

Income Taxes

     The provision for income taxes from continuing operations was $52.9 million, excluding the impact of the IRS settlement, and $56.8 million for the three months ended March 31, 2003 and 2002, respectively. Income taxes have been provided based upon the Company’s anticipated annual effective income tax rate. The Company’s anticipated annual effective tax rate for 2003 increased to 38.5% from 38.25% in 2002 and reflects increases to the Company’s effective state tax rates. The Company’s effective tax rate may be further impacted by future changes in state taxes payable resulting from state budgetary constraints in the states in which the Company does business.

Income Tax Benefit from IRS Settlement

     In March 2003, the Company entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions entered into by the Company in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, the Company owes the IRS net aggregate payments of approximately $470 million. An initial net payment of approximately $350 million is due in March 2004, and three subsequent payments of approximately $40 million each are due in March 2005, 2006 and 2007, respectively. As a result of the settlement, the Company has recognized an income tax benefit of $127.5 million from the reduction of previously recorded deferred tax liabilities.

     As of March 31, 2003, the amounts owed to the IRS as part of the settlement are $479.8 million as reflected in the Company’s Unaudited Consolidated Balance Sheet and have been reclassified from deferred tax liabilities into the captions IRS Tax Settlement Payable – Current ($359.8 million) and IRS Tax Settlement Payable – Long-Term ($120.0 million). These payable amounts include interest from the time of the affected tax returns to the settlement date. The Company will record additional interest expense on the IRS Tax Settlement Payables as appropriate until each payment due date. Total additional interest expense over the next four years until March 2007, given the payment terms described above, is estimated to be approximately $40 million based on current interest rates published by the IRS. Therefore, total gross payments to the IRS are expected to be approximately $520 million over the next four years.

     The Company will receive a federal income tax benefit of an estimated $50 million for deductions for the interest payments. Therefore, the net aggregate payments to the IRS are expected to be approximately $470 million.

Financial Condition

     At March 31, 2003, the Company had $185.7 million of unrestricted cash and cash equivalents. The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and expires in August 2003 at which time the Company expects to renew the revolving credit facility. The five-year facility, which expires August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. As of March 31, 2003, no amounts were drawn on these revolving credit facilities.

     In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. At March 31, 2003, surety bonds, letters of credit and cash deposits totaled $66.5 million, including $37.3 million of letters of credit, and have various expiration dates. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its multi-year revolving credit facility. Under the terms of the letter of credit line, the amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. Due to insurance requirement changes, letters of credit outstanding are expected to reach $55 million to $60 million in 2003.

     The Company also has $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.

     In conjunction with the revolving credit facilities and senior unsecured notes offering, the Company received corporate credit ratings from rating agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings, and certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade. In the event of a downgrade in the Company’s credit rating, the Company would continue to have access to the revolving credit facilities, but at higher rates of interest.

     At March 31, 2003, the Company had $214.7 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. Each facility has an aggregate capacity of $150.0 million, bears interest at a LIBOR-based interest rate and is secured by mortgages on certain of the Company’s dealerships’ real property. During the three months ended March 31, 2003, the Company drew additional amounts totaling $63.4 million of its available capacity under one of its mortgage facilities. The Company is in the process of evaluating alternatives for incremental real estate financings.

     The Company finances its new vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of March 31, 2003, available borrowing capacity under the floorplan credit facilities was approximately $3.7 billion. The Company finances its used vehicle inventory primarily through cash flow from operations.

     The Company sells and receives commissions on the following types of vehicle protection and other products: extended warranties, guaranteed auto protection, credit insurance, lease “wear and tear” insurance, and theft protection products. The products it offers include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to its arrangements with these third-party finance and vehicle protection product providers, the Company either sells the products on a straight commission basis or sells the product, recognizes commission and participates in future underwriting profit pursuant to retrospective commission arrangements. Through 2002, the Company assumed some of the underwriting risk through reinsurance agreements with its insurance subsidiaries. Effective January 1, 2003, the Company no longer reinsures any new extended warranties and credit insurance products. The Company maintains restricted cash in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to its captive insurance subsidiaries. At March 31, 2003, the Company had restricted assets in excess of requirements totaling approximately $7 million. The Company closely monitors excess amounts and periodically obtains authorization to transfer excess amounts to unrestricted accounts, if necessary.

     During the three months ended March 31, 2003 the Company repurchased 16.6 million shares of its common stock for an aggregate purchase price of $204.6 million. From 1998 through March 31, 2003, an aggregate of 202.3 million shares of common stock have been acquired under the Company’s share repurchase programs for an aggregate purchase price of $2.3 billion, leaving approximately $165.8 million available for share repurchases under the current program authorized by the Company’s Board of Directors. While the Company expects to continue repurchasing shares under these programs, the decision to make additional share repurchases will be based on such factors as the market price of its common stock, the potential impact on its capital structure and the expected return on competing uses of capital such as strategic dealership acquisitions and capital investments in the Company’s current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

     On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental. In connection with the spin-off, the Company entered into various agreements (the “ANC Rental Agreements”) with ANC Rental, which set forth the terms of the distribution and govern the Company’s relationship with ANC Rental after the spin-off. The Company also agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental.

     On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. On April 15, 2003, the Company reached an agreement with ANC Rental and the Committee of Unsecured Creditors in the bankruptcy that resolves potential claims relating to ANC Rental’s bankruptcy, including potential claims against the Company arising out of the spin-off of ANC Rental, and sets forth certain obligations of the parties (the “Settlement Agreement”). The Settlement Agreement is subject to bankruptcy court approval, which the parties will seek to obtain in May

2003. Under the key terms of the Settlement Agreement, the Company will continue to guarantee certain surety bonds supporting obligations of ANC Rental until December 2006. The Company’s obligations under this guarantee are capped at $29.5 million. In addition, upon the confirmation of a plan of reorganization (a “Plan”) or sale of substantially all of the assets of ANC Rental (a “Sale”) in the bankruptcy, the Company will guarantee an additional $10.5 million of surety bonds supporting obligations of ANC Rental until December 2006. In the event of confirmation of a Plan or Sale, the Company would also be obligated to pay one-half of any permanent reduction of its guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors of ANC Rental. ANC Rental and the unsecured creditors will provide a full release of any potential claims against the Company arising out of the spin-off of ANC Rental or Company actions taken when it owned ANC Rental, and the Company will release substantially all of the pre-petition claims that it has asserted in the bankruptcy.

     The Settlement Agreement also sets forth certain obligations of the Company and ANC Rental with respect to ANC Rental’s taxes. The Company will indemnify ANC Rental for any adjustments made by the Internal Revenue Service to the Company’s consolidated federal income tax returns relating to ANC Rental’s automotive rental businesses prior to the spin-off, and the parties provide certain indemnities to each other to the extent such adjustments impact ANC Rental’s taxes post spin-off. The Company believes that it is adequately reserved for any ANC Rental-related audit adjustments to its tax returns. In connection with the settlement, ANC Rental also will file a motion to reject certain of the ANC Rental Agreements entered into at the time of the spin-off, including the separation and distribution agreement, reimbursement agreement, and tax sharing agreement. Upon approval of the motion, ANC Rental and the Company will be relieved of further obligations under such agreements.

     As a result of the Company’s guarantees and potential payment obligations as described above, the Company incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statement for the three months ended March 31, 2003. The $20.0 million pre-tax charge is comprised of $15.6 million for the estimated exposure under the current guarantees and potential payment obligations and $4.4 million for the estimated fair value of the potential additional $10.5 million in guarantees, as required by Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

     In addition, based on the Settlement Agreement and its assessment of the risks involved in each matter, and excluding the after-tax charge of $12.3 million, the Company estimates remaining potential pre-tax financial exposure related to ANC Rental of up to $20.0 million ($12 after-tax). However, there can be no assurance that the bankruptcy court will approve the Settlement Agreement. Should the Settlement Agreement not be approved, the Company could still be subject to material financial exposure relating to ANC Rental.

Loan and Lease Underwriting Activities

     In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its dealerships, which it determined was not a part of the Company’s core automotive retail business. The Company continues to provide automotive loans for its customers through unrelated third party finance sources, which historically had provided more than 95% of the auto loans made to its customers. At March 31, 2003 and December 31, 2002, the Company had finance receivables totaling $80.7 million and $92.9 million, respectively, including investments in securitizations of $43.6 million and $46.6 million, respectively. The remaining finance leases, installment loans and investments in securitizations are expected to be substantially collected through 2004. The Company is evaluating alternatives for the sale of its remaining loan and lease portfolio. See discussion in Note 13, Finance Underwriting and Asset Securitizations, of the Notes to Unaudited Consolidated Financial Statements.

Cash Flows

     Cash and cash equivalents increased (decreased) by $9.5 million and $(22.6) million during the three months ended March 31, 2003 and 2002, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

     Cash provided by operating activities was $186.5 million and $135.5 million during the three months ended March 31, 2003 and 2002, respectively.

     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable which directly relate to new vehicle inventory.

Cash Flows from Investing Activities

     Cash flows from investing activities consist primarily of cash used for capital additions, activity from acquisitions, activity of installment loan receivables, purchases and sales of investments and other transactions as further described below.

     Capital expenditures, excluding property lease buy-outs, were $23.9 million and $28.7 million during the three months ended March 31, 2003 and 2002, respectively. Property operating lease buy-outs were $8.8 million for the three months ended March 31, 2003. The Company is in the process of analyzing certain of its higher cost operating leases and evaluating alternatives in order to lower the effective financing costs.

     Cash used in business acquisitions, net of cash acquired, was $45.1 million and $127.7 million for the three months ended March 31, 2003 and 2002, respectively. Acquisitions during the three months ended March 31, 2003 included the Vista Automotive Group in Corpus Christi, Texas and Jim McNatt Honda in Dallas, Texas.

     Collection of installment loan receivables and other related items totaled $14.1 million and $27.2 million for the three months ended March 31, 2003 and 2002, respectively.

     Other cash provided by investing activities totaled $16.5 million for the three months ended March 31, 2003 and included proceeds from the sale of a portion of an equity-method investment.

Cash Flows from Financing Activities

     Cash flows from financing activities consisted primarily of proceeds from treasury stock purchases, other debt and stock option exercises.

     During the three months ended March 31, 2003 and 2002, the Company spent approximately $204.6 million and $35.9 million, respectively, to repurchase shares of common stock under the Company’s Board approved share repurchase programs.

     During the three months ended March 31, 2003, the Company drew additional amounts totaling $63.4 million of its available capacity under one of its mortgage facilities.

     During the three months ended March 31, 2003 and 2002 proceeds from the exercise of stock options were $12.9 million and $20.2 million, respectively.

     Other cash used in financing activities totaled $7.2 million for the three months ended March 31, 2003 and primarily included amounts paid in conjunction with interest rate hedge transactions entered into during the quarter.

Liquidity

     The Company requires cash to fund working capital needs, finance acquisitions of new dealerships, fund capital expenditures, and for payments due under the IRS settlement. These requirements are met principally from cash flows from operations, borrowings under floorplan financings, mortgage notes and credit facilities.

     The Company believes that its funds generated through future operations and availability of borrowings under its floorplan facilities, its revolving credit facilities and mortgage facilities will be sufficient to fund its debt service and working capital requirements, payments due under the IRS settlement, commitments and contingencies and any seasonal operating requirements for the foreseeable future. The Company intends to finance capital expenditures, business acquisitions, and share repurchases through cash flow from operations, its revolving credit facilities, and other financings. The Company does not foresee any difficulty in continuing to comply with covenants of its various financing facilities. At March 31, 2003, the Company has available capacity under its revolving credit facilities and mortgage facilities and available cash totaling $733.7 million, net of outstanding letters of credit.

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

Forward-Looking Statements

     The Company’s business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of its common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by the Company or by its authorized executive officers on the Company’s behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends for its forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and it sets forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that the Company’s forward-looking statements speak only as of the date of this Form 10-Q or when made and the Company undertakes no duty or obligation to update or revise its forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that the expectations, plans, intentions and projections reflected in its forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that the Company’s shareholders and prospective investors should consider include, but are not limited to, the following:

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Sales levels are very difficult to predict; lower actual sales could materially adversely impact its business. A greater decrease in new vehicle sales levels in the United States (or in the Company’s particular geographic markets) during 2003 could materially impact the Company’s actual earnings results.

•	There can be no assurance that the bankruptcy court will approve the Settlement Agreement between the Company and ANC Rental and, accordingly, the Company could still be subject to material financial exposure relating to ANC Rental, which could have a material adverse effect on its business, financial condition, cash flows and prospects.

•	The Company is subject to restrictions imposed by vehicle manufacturers that may adversely impact its business, financial condition, results of operations, cash flows and prospects, including its ability to acquire new dealerships.

•	The Company’s dealerships are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect the Company’s dealership operations and, in turn, affect its business, results of operations, financial condition, cash flows and prospects.

•	The Company’s revolving credit facilities and the indenture relating to its senior unsecured notes contain certain restrictions on the Company’s ability to conduct its business.

•	The Company is subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to the Company, could materially adversely affect its business, operating results and prospects.

•	The Company is subject to extensive governmental regulation and if it is found to be in violation of any of these regulations, the Company’s business, operating results and prospects could suffer.

•	The Company’s ability to grow its business may be limited by its ability to acquire automotive dealerships in key markets on favorable terms or at all.

•	The Company is subject to interest rate risk in connection with its floorplan notes payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on its profitability.

•	The Company is subject to residual value risk and consumer credit risk in connection with its lease portfolio, consumer credit risk in connection with its finance receivables and related assets and underwriting risk in connection with its reinsurance of warranty, credit life and protection products.

•	Under SFAS 142, the Company must test its intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on the Company’s results of operations and shareholders’ equity.

     Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and to the Company’s subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s major financial market risk exposure is changing interest rates. The Company’s policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. The Company complies with Statement of Financial Accounting Standards Nos. 133, 137 and 138 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. All of the Company’s interest rate hedges are designated as cash flow hedges. During the three months ended March 31, 2003, the Company entered into a series of interest rate hedge transactions, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $600.0 million at March 31, 2003, designed to convert certain floating rate floorplan debt to fixed rate debt with interest rates capped at approximately 3.0%. Subsequent to March 31, 2003, the Company executed an additional $100.0 million of notional value hedges. All of the Company’s hedges mature over the next three years. For the three months ended March 31, 2003, net losses related to hedges included in other comprehensive loss were $1.7 million.

     In accordance with SFAS 133, the Company reflects the current fair value of all derivatives on its balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. As of March 31, 2003, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

     Reference is made to the Company’s quantitative disclosures about market risk as of December 31, 2002 included in the Company’s Annual Report on Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     In an action filed in Florida state court in 1999, one of the Company’s subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company’s former used vehicle megastores. (This matter was previously discussed in the Legal Proceedings section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.) In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class. The parties subsequently agreed on settlement terms, and in April 2003, the Court preliminarily approved the settlement.

     Many of the Company’s Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. (This matter was previously discussed in the Legal Proceedings section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.) In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company is appealing that ruling to the Texas Supreme Court. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. The Company is appealing the ruling.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2	Amended and Restated Bylaws of AutoNation, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K dated December 8, 2000).

10.1	Settlement and Release Agreement dated April 15, 2003 with ANC Rental Corporation and the Unsecured Creditors’ Committee appointed in connection with ANC’s bankruptcy (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 16, 2003).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Form 8-K, dated March 3, 2003 (filed March 4, 2003), reporting that AutoNation, Inc. reached a settlement with the Internal Revenue Service with respect to the tax treatment of certain transactions entered into by the Company in 1997 and 1999.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.

By: /s/ J. Alexander McAllister

J. Alexander McAllister Vice President and Corporate Controller (DULY AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

Date: April 28, 2003

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

Date: April 28, 2003

/s/Michael J. Jackson

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

Date: April 28, 2003

/s/ Craig T. Monaghan

Craig T. Monaghan Senior Vice President and Chief Financial Officer