Form 10-Q
period 2003-06-30
AUTONATION INC /FL
filed 2003-07-24
CIK 350698

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period _____________ From ___________________ to

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

     On July 22, 2003 the registrant had 275,049,638 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K	36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$235.4	$176.2
Receivables, net	844.9	759.8
Inventory	2,809.3	2,598.4
Other current assets	138.7	94.7

Total Current Assets	4,028.3	3,629.1
RESTRICTED ASSETS	85.9	100.8
PROPERTY AND EQUIPMENT, NET	1,704.4	1,678.4
INTANGIBLE ASSETS, NET	2,985.3	2,975.8
OTHER ASSETS	127.4	200.7

Total Assets	$8,931.3	$8,584.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable	$2,603.2	$2,302.5
Accounts payable	174.8	163.3
Notes payable and current maturities of long-term obligations	11.1	8.6
IRS tax settlement payable-current	364.3	—
Other current liabilities	567.1	506.3

Total Current Liabilities	3,720.5	2,980.7
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES	729.8	642.7
IRS TAX SETTLEMENT PAYABLE – LONG-TERM	121.4	—
DEFERRED INCOME TAXES	383.0	947.4
OTHER LIABILITIES	91.1	103.8
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 337,153,862 and 333,505,325 shares issued, including shares held in treasury, respectively	3.4	3.3
Additional paid-in capital	3,088.0	3,044.1
Retained earnings	1,554.5	1,263.2
Accumulated other comprehensive income	(2.4)	4.2
Treasury stock, at cost; 62,504,909 and 35,489,909 shares held, respectively	(758.0)	(404.6)

Total Shareholders’ Equity	3,885.5	3,910.2

Total Liabilities and Shareholders’ Equity	$8,931.3	$8,584.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS

(In millions, except share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Revenue:

New vehicle	$3,091.4	$2,980.2	$5,700.9	$5,793.3
Used vehicle	988.1	998.7	1,894.8	1,945.7
Parts and service	621.3	622.6	1,220.7	1,234.5
Finance and insurance	141.1	133.4	263.3	254.5
Other	226.7	280.7	448.2	538.3

TOTAL REVENUE	5,068.6	5,015.6	9,527.9	9,766.3

Cost of Sales:

New vehicle	2,867.9	2,744.5	5,280.4	5,335.7
Used vehicle	879.2	893.5	1,682.3	1,732.0
Parts and service	349.7	349.9	688.4	697.0
Other	199.7	258.6	396.6	492.6

TOTAL COST OF SALES	4,296.5	4,246.5	8,047.7	8,257.3

Gross Profit:

New vehicle	223.5	235.7	420.5	457.6
Used vehicle	108.9	105.2	212.5	213.7
Parts and service	271.6	272.7	532.3	537.5
Finance and insurance	141.1	133.4	263.3	254.5
Other	27.0	22.1	51.6	45.7

TOTAL GROSS PROFIT	772.1	769.1	1,480.2	1,509.0

Selling, general and administrative expenses	548.9	555.6	1,071.9	1,103.7
Depreciation	16.9	16.9	33.8	32.6
Amortization	.4	.8	1.0	1.4
Loan and lease underwriting income, net	(3.1)	(2.7)	(6.0)	(2.9)
Other losses	2.1	1.9	2.4	2.3

OPERATING INCOME	206.9	196.6	377.1	371.9
Floorplan interest expense	(19.5)	(18.5)	(39.0)	(36.7)
Interest expense – IRS Settlement	(5.9)	—	(7.8)	—
Other interest expense	(14.7)	(12.1)	(28.4)	(23.8)
Interest income	0.9	2.8	2.0	6.1
Other income (expense)	5.2	(.7)	6.3	(.9)

NET INCOME FROM CONTINUING OPERATIONS	172.9	168.1	310.2	316.6
Provision for income taxes	66.6	64.3	119.5	121.1
Income tax benefit from IRS settlement	—	—	(127.5)	—

NET TAX PROVISION (BENEFIT) – CONTINUING OPERATIONS	66.6	64.3	(8.0)	121.1

NET INCOME FROM CONTINUING OPERATIONS	106.3	103.8	318.2	195.5
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(12.3)	—

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	106.3	103.8	305.9	195.5
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES	—	—	(14.6)	—

NET INCOME	$106.3	$103.8	$291.3	$195.5

BASIC EARNINGS PER SHARE:

Continuing operations	$.38	$.32	$1.12	$.61
Discontinued operations	—	—	(.04)	—
Cumulative effect of accounting change	—	—	(.05)	—
Net income	$.38	$.32	$1.02	$.61
Weighted average common shares outstanding	279.2	320.5	284.7	321.0

DILUTED EARNINGS PER SHARE:

Continuing operations	$.37	$.32	$1.10	$.60
Discontinued operations	—	—	(.04)	—
Cumulative effect of accounting change	—	—	(.05)	—
Net income	$.37	$.32	$1.01	$.60
Weighted average common shares outstanding	285.2	328.8	289.6	327.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In millions, except share data)

					Accumulated
					Other
					Compre-
	Common Stock		Additional		hensive
			Paid-in	Retained	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total

BALANCE AT DECEMBER 31, 2002	333,505,325	$3.3	$3,044.1	$1,263.2	$4.2	$(404.6)	$3,910.2
Purchase of treasury stock	—	—	—	—	—	(353.4)	(353.4)
Exercise of stock options, including income tax benefit of $4.7	3,648,537	.1	43.4	—	—	—	43.5
Other comprehensive loss	—	—	—	—	(6.6)	—	(6.6)
Other	—	—	.5	—	—	—	.5
Net income	—	—	—	291.3	—	—	291.3

BALANCE AT JUNE 30, 2003	337,153,862	$3.4	$3,088.0	$1,554.5	$(2.4)	$(758.0)	$3,885.5

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:

Net income	$291.3	$195.5
Adjustments to reconcile net income to net cash provided by operating activities:

Income tax benefit from IRS settlement	(127.5)	—
Cumulative effect of accounting change	14.6	—
Loss from discontinued operations	12.3	—
Depreciation	33.8	32.6
Amortization	1.0	1.4
Amortization of debt issuance costs and discounts	3.0	2.4
Deferred income tax provision	29.9	6.1
Other	(4.4)	2.2
Changes in assets and liabilities, net of effects from business combinations:

Receivables	(53.4)	(8.0)
Inventory	(212.1)	(278.9)
Other assets	5.6	6.7
Floorplan notes payable	280.4	207.5
Accounts payable	11.2	2.6
Other liabilities	43.1	10.3

	328.8	180.4

CASH USED IN INVESTING ACTIVITIES:

Purchases of property and equipment, excluding property lease buy-outs	(49.3)	(60.0)
Property lease buy-outs	(9.8)	(5.4)
Proceeds from sale of property and equipment	.5	10.3
Proceeds from disposal of assets held for sale	2.1	12.7
Cash used in business acquisitions, net of cash acquired	(45.1)	(131.6)
Collection of installment loan receivables and other related items	27.0	51.9
Net change in restricted cash	13.8	(2.1)
Purchases of restricted investments	—	(49.2)
Sales of restricted investments	—	49.4
Other	27.0	(.2)

	(33.8)	(124.2)

CASH USED IN FINANCING ACTIVITIES:

Purchases of treasury stock	(353.4)	(151.1)
Proceeds from mortgage facilities	95.3	—
Payment of mortgage facilities	(4.1)	(3.7)
Payments of other obligations	(2.0)	(1.9)
Exercise of stock options	38.7	74.7
Other	(9.3)	.1

	(234.8)	(81.9)

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	60.2	(25.7)
CASH USED IN DISCONTINUED OPERATIONS	(1.0)	(2.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59.2	(27.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176.2	128.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$235.4	$100.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1. Interim Financial Statements

     The accompanying Unaudited Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries (the “Company”); all significant intercompany accounts and transactions have been eliminated. The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These Unaudited Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations of the Company for the periods presented.

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

2. Stock Options

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted after December 31, 1994, the Company’s pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted are as follows for the six months ended June 30:

	2003	2002

Net income, as reported	$291.3	$195.5
Pro forma stock-based employee cost, net of taxes	(6.5)	(9.9)

Pro forma net income	$284.8	$185.6

Basic earnings per share, as reported	$1.02	$.61
Pro forma stock-based employee cost	$(.02)	$(.03)
Pro forma basic earnings per share	$1.00	$.58
Diluted earnings per share, as reported	$1.01	$.60
Pro forma stock-based employee cost	$(.02)	$(.03)
Pro forma diluted earnings per share	$.98	$.57

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. Receivables, Net

     The components of receivables, net of allowance for doubtful accounts, are as follows:

	JUNE 30,	DECEMBER 31,
	2003	2002

Contracts in transit and vehicle receivables	$431.3	$407.0
Finance receivables	70.6	92.9
Trade receivables	103.4	99.5
Manufacturer receivables	166.9	150.5
Other	91.1	95.4

	863.3	845.3
Less: Allowance for doubtful accounts	(18.4)	(22.5)
Finance receivables — long-term	—	(63.0)

Receivables, net	$844.9	$759.8

     In July 2003 (subsequent event), the Company sold its finance receivables portfolio to a third party and received proceeds equal to the net carrying value of the finance receivables and servicing liabilities at the close date of the transaction totaling approximately $52 million, resulting in no gain or loss on the transaction. As a result, all finance receivables at June 30, 2003 are classified as current receivables. The long-term portion of finance receivables at December 31, 2002 is classified as Other Assets in the accompanying Unaudited Consolidated Balance Sheets. See Note 13, Finance Underwriting and Asset Securitizations.

4. Inventory and Floorplan Notes Payable

     Inventory consists of the following:

	JUNE 30,	DECEMBER 31,
	2003	2002

New vehicles	$2,362.1	$2,182.4
Used vehicles	309.3	277.1
Parts, accessories and other	137.9	138.9

	$2,809.3	$2,598.4

     At June 30, 2003 and December 31, 2002, floorplan notes payable totaled $2.6 billion and $2.3 billion, respectively. The Company finances new vehicle inventory through secured floorplan facilities at a LIBOR-based rate of interest primarily with manufacturers’ captive finance subsidiaries and independent financial institutions. As of June 30, 2003, available borrowing capacity under the floorplan credit facilities was approximately $3.7 billion.

     The following table sets forth a summary of the Company’s floorplan assistance, which is a component of Cost of Sales, and floorplan interest expense from vehicle manufacturers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Floorplan assistance	$30.6	$33.5	$59.0	$63.0
Floorplan interest expense	(19.5)	(18.5)	(39.0)	(36.7)

	$11.1	$15.0	$20.0	$26.3

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     As discussed in Note 17, New Accounting Pronouncements, as of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, which resulted in the deferral of certain allowances, primarily floorplan assistance, into inventory cost.

5. Restricted Assets and Reinsurance

     The Company had restricted cash totaling $85.9 million and $100.8 million at June 30, 2003 and December 31, 2002, respectively, primarily held in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of claims relating to its captive insurance subsidiaries.

     At June 30, 2003 and December 31, 2002, current unearned premiums and loss reserves related to the Company’s reinsurance programs were included in Other Current Liabilities and long-term unearned premiums and loss reserves were included in Other Liabilities in the Unaudited Consolidated Balance Sheets as follows:

	JUNE 30,	DECEMBER 31,
	2003	2002

Unearned premiums – current portion	$19.1	$25.7
Unearned premiums – long-term portion	30.6	41.2

Total unearned premiums	$49.7	$66.9

Loss reserves – current portion	$12.3	$13.5
Loss reserves – long-term portion	.5	.6

Total loss reserves	$12.8	$14.1

6. Intangible Assets

     Intangible assets, net, consist of the following:

	JUNE 30,	DECEMBER 31,
	2003	2002

Goodwill	$3,088.0	$3,101.2
Franchise rights — indefinite-lived	156.5	132.8
Other intangibles	14.3	14.3

	3,258.8	3,248.3
Less: accumulated amortization	(273.5)	(272.5)

	$2,985.3	$2,975.8

     As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangibles with indefinite lives are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred. The Company has completed impairment tests as of June 30, 2003 for goodwill and intangibles with indefinite lives. These tests include determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. Notes Payable and Long-term Obligations

     Notes payable and long-term obligations consist of the following:

	JUNE 30,	DECEMBER 31,
	2003	2002

Revolving credit facilities	$—	$—
Senior unsecured notes, net of unamortized discount of $4.5 million and $4.8 million, respectively	445.5	445.2
Mortgage facilities	244.3	153.2
Other obligations	51.1	52.9

	740.9	651.3
Less: current maturities	(11.1)	(8.6)

Long-term obligations, net of current maturities	$729.8	$642.7

     The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and expires in August 2003. The Company expects to renew this revolving credit facility in August 2003. The five-year facility, which expires August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company’s dealerships, and are guaranteed by substantially all of the Company’s subsidiaries. No amounts were drawn on these revolving credit facilities at June 30, 2003 and December 31, 2002.

     In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. At June 30, 2003, surety bonds, letters of credit and cash deposits totaled $73.4 million, including $43.9 million of letters of credit, and have various expiration dates. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its multi-year revolving credit facility. Under the terms of the letter of credit line, the amount available to be borrowed under the five-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit.

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

     At June 30, 2003, the Company had $244.3 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million, which includes an additional capacity obtained totaling $100.0 million under one of the mortgage facilities during the six months ended June 30, 2003. The facilities bear interest at a LIBOR-based interest rate and are secured by mortgages on certain of the Company’s dealerships’ real property. The Company drew additional amounts totaling $95.3 million of its available capacity under the mortgage facilities during the six months ended June 30, 2003.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company’s revolving credit facilities and the indenture for the Company’s senior unsecured notes contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum debt to cash flow ratio, minimum interest coverage and maximum debt to total capital ratio. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage covenant, and the mortgage facilities contain both maximum debt to cash flow ratio and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At June 30, 2003, the Company was in compliance with the requirements of all such financial covenants.

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

8. Shareholders’ Equity

     During the six months ended June 30, 2003, the Company repurchased 27.0 million shares of its common stock for an aggregate purchase price of $353.4 million. From 1998 through June 30, 2003, an aggregate of 212.7 million shares of common stock have been acquired under the Company’s share repurchase programs for an aggregate purchase price of $2.5 billion, leaving approximately $517.0 million available for share repurchases under the current program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

9. Income Taxes

     Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     In March 2003, the Company entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions entered into by the Company in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, the Company will pay the IRS net aggregate payments of approximately $470 million. An initial net payment of approximately $350 million is due in March 2004, and three subsequent payments of approximately $40 million each are due in March 2005, 2006 and 2007, respectively. As a result of the settlement, during the six months ended June 30, 2003, the Company recognized an income tax benefit of $127.5 million from the reduction of previously recorded deferred tax liabilities.

     As of June 30, 2003, the amounts owed to the IRS as part of the settlement are $485.7 million as reflected in the Company’s Unaudited Consolidated Balance Sheets in the captions IRS Tax Settlement Payable – Current ($364.3 million) and IRS Tax Settlement Payable – Long-Term ($121.4 million). These payable amounts include interest from the time of the affected tax returns to June 30, 2003. The Company recorded additional interest expense on the IRS Tax Settlement Payables totaling $5.9 million and $7.8 million for the three and six months ended June 30, 2003, respectively.

10. Earnings Per Share

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

     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted-average common shares outstanding used to calculate basic earnings per share	279.2	320.5	284.7	321.0
Effect of dilutive options	6.0	8.3	4.9	6.4

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	285.2	328.8	289.6	327.4

     At June 30, 2003 and 2002, the Company had approximately 48.1 million and 49.6 million stock options outstanding, respectively, of which 12.5 million and 9.9 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. Comprehensive Income

     Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$106.3	$103.8	$291.3	$195.5
Other comprehensive income (loss)	(4.5)	3.7	(6.6)	2.8

Comprehensive income (loss)	$101.8	$107.5	$284.7	$198.3

     During the six months ended June 30, 2003, the Company entered into a series of interest rate hedge transactions, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $800.0 million at June 30, 2003, designed to convert certain floating rate floorplan notes payable and mortgage facilities to fixed rate debt with interest rates capped at approximately 3.0%. All of the Company’s hedges mature over the next three years. For the six months ended June 30, 2003, net unrealized losses related to hedges included in other comprehensive loss were $6.3 million.

12. Business Acquisitions

     Businesses acquired through June 30, 2003 were accounted for under the purchase method of accounting and are included in the Unaudited Consolidated Financial Statements from the date of acquisition.

     The Company acquired twelve automotive retail franchises and other related assets during the six months ended June 30, 2003 and eight automotive retail franchises and other related assets during the six months ended June 30, 2002. The Company paid approximately $43.0 million and $125.0 million, respectively, in cash for these acquisitions. During the six months ended June 30, 2003 and 2002, the Company also paid approximately $2.1 million and $6.6 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

     Purchase price allocations for 2003 are tentative and subject to final adjustment due to their recent closing date. Preliminary purchase price allocations for business combinations for the six months ended June 30 were as follows:

	2003	2002

Property and equipment	$11.7	$29.0
Goodwill	7.6	11.7
Franchise rights —— indefinite-lived	24.2	75.5
Other intangibles subject to amortization	—	.5
Working capital	(.5)	8.1
Other assets	—	.2

	43.0	125.0
Cash paid in deferred purchase price	2.1	6.6

Cash used in acquisitions, net of cash acquired	$45.1	$131.6

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company’s unaudited pro forma consolidated results of operations assuming acquisitions accounted for under the purchase method of accounting had occurred at January 1, 2002 are as follows for the six months ended June 30:

	2003	2002

Revenue	$9,553.8	$10,004.1
Net income	$291.4	$200.3
Diluted earnings per share	$1.01	$.61

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

13. Finance Underwriting and Asset Securitizations

     In July 2003 (subsequent event), the Company sold its finance receivables portfolio to a third party and received proceeds equal to the net carrying value of the finance receivables and servicing liabilities at the closing date of the transaction totaling approximately $52 million, resulting in no gain or loss on the transaction.

     In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its dealerships, which it determined was not a part of the Company’s core automotive retail business. The Company continues to provide automotive loans for its customers through unrelated third party finance sources.

     Through 2001, the Company sold installment loan finance receivables in securitization transactions through unrelated financial institutions. When the Company sold receivables in these securitization transactions, it retained interest-only strips, one or more subordinated tranches, servicing rights, and cash reserve accounts, all of which were classified as investments in securitizations. Finance receivables at June 30, 2003 are classified as Receivables, Net in the accompanying Unaudited Consolidated Balance Sheets. At December 31, 2002, finance receivables due within one year totaling $29.9 million are classified as Receivables, Net in the accompanying Unaudited Consolidated Balance Sheets. At December 31, 2002, finance receivables due after one year totaling $63.0 million are classified as Other Assets, Net in the accompanying Unaudited Consolidated Balance Sheets.

     Finance receivables consist of the following:

	June 30,	December 31,
	2003	2002

Finance leases	$2.9	$8.4
Installment loans	26.9	37.9
Investments in securitizations	40.8	46.6

Total finance receivables	$70.6	$92.9

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Until December 2001, the Company securitized installment loan receivables through the issuance of asset-backed notes through non-consolidated qualified special purpose entities under a shelf registration statement. The Company provides credit enhancements related to these notes in the form of a 1% over-collateralization, a reserve fund and a third party surety bond. The Company retains responsibility for servicing the loans for which it is paid a servicing fee. The Company in turn has a sub-servicing arrangement with a third party. Included in Other Current Liabilities at June 30, 2003, is the net servicing liability of $9.9 million relating to these arrangements. The servicing liability relates to loans that have been sold and continue to be serviced by the Company. The servicing liability is the present value, discounted at 7.4%, of the estimated excess of future sub-servicing costs over the future estimated servicing income. Substantially all of the beneficial interests in the debt of the qualified special purpose entities are held by unrelated third parties. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due, except to the extent of the Company’s remaining investments in securitizations.

     At June 30, 2003, included in investments in securitizations are interest-only strips valued at $28.0 million and cash reserve accounts valued at $12.8 million, which have an aggregate weighted-average life of 1.0 year.

     As of June 30, 2003 and 2002, the Company had expected static pool credit losses on its total serviced installment loan portfolio of 3.49% and 3.72%, respectively, (3.21% and 3.42%, respectively, excluding accrued interest). Static pool credit losses represent estimated lifetime losses as a percentage of total amounts underwritten.

     Net credit losses are charge-offs less recoveries and are based on total installment loans serviced. Net credit losses, including accrued interest, during the three months ended June 30, 2003 and 2002 totaled $3.1 million and $5.2 million, respectively. Net credit losses, including accrued interest, during the six months ended June 30, 2003 and 2002 totaled $8.3 million and $14.1 million, respectively.

14. Restructuring Activities

     During 1999, the Company approved a restructuring plan to exit the used vehicle megastore business and reduce the corporate workforce. The restructuring plan also included divesting of certain non-core franchised dealerships.

     The Company continues to dispose of its closed megastores and other properties through sales to third parties. At June 30, 2003, properties held for sale total $68.1 million of which properties with total asset value of $49.5 million remain to be sold of the total $285.3 million identified as part of the restructure plan. Despite a softening market, these properties continue to be aggressively marketed.

     The following summarizes the activity in the Company’s restructuring and impairment reserves for the six months ended June 30, 2003:

			Deductions
	Balance	Amounts Charged			Balance
	December 31, 2002	(Credited) to Income	Cash	Non-cash	June 30, 2003

Asset reserves:

Asset impairment	$62.8	$—	$—	$(4.9)	$57.9

	$62.8	$—	$—	$(4.9)	$57.9

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The following summarizes the activity in the Company’s restructuring and impairment reserves for the three months ended June 30, 2002:

			Deductions
	Balance	Amounts Charged			Balance
	December 31, 2001	to Income	Cash	Non-cash	June 30, 2002

Asset reserves:

Asset impairment	$68.4	$1.2	$—	$(.9)	$68.7

Accrued liabilities:

Severance and other exit cost	.2	—	—	—	.2

	$68.6	$1.2	$—	$(.9)	$68.9

     During the six months ended June 30, 2002, amounts charged to income include an additional impairment charge totaling $1.2 million based on the re-evaluation of the fair value of a certain property held for sale.

15. Commitments and Contingencies

Legal Proceedings

     The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     In an action filed in Florida state court in 1999, one of the Company’s subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company’s former used vehicle megastores. In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class. The parties subsequently agreed on settlement terms involving the payment of cash and coupons towards the purchase of vehicles, the dollar value of which is not material. In April 2003, the Court preliminarily approved the settlement and a court hearing for final approval of the settlement has been scheduled for August 2003.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company intends to vigorously defend itself and assert available defenses with respect to the TADA matter discussed above. Further, the Company may have certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matter. However, a settlement or an adverse resolution of this matter may result in the payment of significant costs and damages, which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects.

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

     From time to time, primarily in connection with dispositions of automotive dealerships, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interest in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are currently approximately $60.0 million at June 30, 2003. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, cash flows and prospects.

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

     On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. On April 15, 2003, the Company reached an agreement with ANC Rental and the Committee of Unsecured Creditors in the bankruptcy that resolves potential claims relating to ANC Rental’s bankruptcy, including potential claims against the Company arising out of the spin-off of ANC Rental, and sets forth certain obligations of the parties (the “Settlement Agreement”). The Settlement Agreement was approved by the bankruptcy court in May 2003. Under the key terms of the Settlement Agreement, the Company will continue to guarantee certain surety bonds supporting obligations of ANC Rental until December 2006. The Company’s obligations under this guarantee are capped at $29.5 million. In addition, upon the confirmation of a plan of reorganization (a “Plan”) or sale of substantially all of the assets of ANC Rental (a “Sale”) in the bankruptcy, the Company will guarantee an additional $10.5 million of surety bonds supporting obligations of ANC Rental until December 2006. In the event of confirmation of a Plan or Sale, the Company would also be obligated to pay one-half of any permanent reduction of its guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors of ANC Rental. ANC Rental and the unsecured creditors provided a full release of any potential claims against the Company arising out of the spin-off of ANC Rental or Company actions taken when it owned ANC Rental, and the Company released substantially all of the pre-petition claims that it asserted in the bankruptcy.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     As a result of the Company’s guarantees and potential payment obligations as described above, the Company incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statement during the six months ended June 30, 2003. The $20.0 million pre-tax charge is comprised of $15.6 million for the estimated exposure under the current guarantees and potential payment obligations and $4.4 million for the estimated fair value of the potential additional $10.5 million in guarantees, as required by Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

     In addition, based on the Settlement Agreement and its assessment of the risks involved in each matter, and excluding the after-tax charge of $12.3 million, the Company estimates remaining potential pre-tax financial exposure related to ANC Rental of up to $20 million ($12 million after-tax).

17. New Accounting Pronouncements

     As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16, as it applies to the Company, addresses the recognition of certain manufacturer allowances and requires that manufacturer allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or costs incurred. The adoption of EITF 02-16 resulted in a cumulative effect of accounting change, net of $9.1 million of income tax, totaling $14.6 million to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost. The impact of this accounting change for the three and six months ended June 30, 2003 was an increase (decrease) of ($.4) million and $.5 million in Cost of Sales, respectively. On a comparable basis, the impact of this accounting change for the three and six months ended June 30, 2002 would have been an increase of $1.3 million and $2.2 million in Cost of Sales, respectively. Additionally, the adoption of EITF 02-16 impacted certain manufacturers’ advertising allowances resulting in a reclassification that increased Selling, General and Administrative expenses and, correspondingly, reduced Cost of Sales by $5.0 million and $9.3 million for the three and six months ended June 30, 2003, respectively, to now reflect these allowances as a reduction of Cost of Sales. On a comparable basis, the reclassification impact between Selling, General and Administrative Expenses and Cost of Sales for the three and six months ended June 30, 2002 would have been $5.0 million and $9.7 million, respectively.

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

     In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.

Consolidated Results of Operations

     For the three months ended June 30, 2003 and 2002, we had net income of $106.3 million and $103.8 million, respectively, and diluted earnings per share of $.37 and $.32 respectively, driven by initiatives aimed at maximizing operating efficiencies that allowed us to further leverage our cost structure and the continued repurchase of outstanding shares. For the six months ended June 30, 2003 and 2002, we had net income of $291.3 million and $195.5 million, respectively, and diluted earnings per share of $1.01 and $.60, respectively. The six months ended June 30, 2003 benefited from an IRS settlement of $127.5 million or $.44 per share. Additionally, AutoNation was impacted by a loss from discontinued operations due to an agreement reached with ANC Rental and a charge for the cumulative effect of accounting change for manufacturer allowances, primarily related to floorplan assistance.

     The following table details certain components of net income (in millions, except per share data):

	Net Income		Diluted Earnings Per Share

	Six Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income from continuing operations	$318.2	$195.5	$1.10	$.60
Loss from discontinued operations, net of income taxes	(12.3)	—	(.04)	—
Cumulative effect of accounting change, net of income taxes	(14.6)	—	(.05)	—

Net income	$291.3	$195.5	$1.01	$.60

Reported Operating Data

     Historical operating results include the results of acquired businesses from the date of acquisition.

		Three Months Ended June 30,				Six Months Ended June 30,

	2003	2002	$ Variance	% Variance	2003	2002	$ Variance	% Variance

($ in millions, except per vehicle data)
Revenue:
New vehicle	$3,091.4	$2,980.2	$111.2	3.7	$5,700.9	$5,793.3	$(92.4)	(1.6)
Used vehicle	988.1	998.7	(10.6)	(1.1)	1,894.8	1,945.7	(50.9)	(2.6)
Parts and service	621.3	622.6	(1.3)	(.2)	1,220.7	1,234.5	(13.8)	(1.1)
Finance and insurance	141.1	133.4	7.7	5.8	263.3	254.5	8.8	3.5
Other	226.7	280.7	(54.0)	(19.2)	448.2	538.3	(90.1)	(16.7)

	$5,068.6	$5,015.6	$53.0	1.1	$9,527.9	$9,766.3	$(238.4)	(2.4)

Gross profit:
New vehicle	$223.5	$235.7	$(12.2)	(5.2)	$420.5	$457.6	$(37.1)	(8.1)
Used vehicle	108.9	105.2	3.7	3.5	212.5	213.7	(1.2)	(.6)
Parts and service	271.6	272.7	(1.1)	(0.4)	532.3	537.5	(5.2)	(1.0)
Finance and insurance	141.1	133.4	7.7	5.8	263.3	254.5	8.8	3.5
Other	27.0	22.1	4.9	22.2	51.6	45.7	5.9	12.9

	772.1	769.1	3.0	.4	1,480.2	1,509.0	(28.8)	(1.9)
Selling, general & administrative expenses	548.9	555.6	6.7	1.2	1,071.9	1,103.7	31.8	2.9
Depreciation	16.9	16.9	—		33.8	32.6	(1.2)
Amortization	.4	.8	.4		1.0	1.4	0.4
Loan and lease underwriting income, net	(3.1)	(2.7)	.4		(6.0)	(2.9)	3.1
Other losses	2.1	1.9	(.2)		2.4	2.3	(.1)

Operating income	$206.9	$196.6	$10.3	5.2	$377.1	$371.9	$5.2	1.4

Retail vehicle unit sales:
New vehicle	109,684	110,138	(454)	(.4)	203,466	213,945	(10,479)	(4.9)
Used vehicle	65,857	64,745	1,112	1.7	125,573	127,570	(1,997)	(1.6)

	175,541	174,883	658	.4	329,039	341,515	(12,476)	(3.7)

Revenue per vehicle retailed:
New	$28,185	$27,059	$1,126	4.2	$28,019	$27,078	$940	3.5
Used	$15,004	$15,425	$(421)	(2.7)	$15,089	$15,252	$(163)	(1.1)
Gross profit per vehicle retailed:
New vehicle	$2,038	$2,140	$(102)	(4.8)	$2,067	$2,139	$(72)	(3.4)
Used vehicle	$1,654	$1,625	$29	1.8	$1,692	$1,675	$17	1.0
Finance and insurance	$804	$763	$41	5.4	$800	$745	$55	7.4

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue mix percentages:
New vehicle	61.0%	59.4%	59.8%	59.3%
Used vehicle	19.5	19.9	19.9	19.9
Parts and service	12.3	12.4	12.8	12.6
Finance and insurance	2.8	2.7	2.8	2.6
Other	4.4	5.6	4.7	5.6

	100.0%	100.0%	100.0%	100.0%

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.2	7.9	7.4	7.9
Used vehicle	11.0	10.5	11.2	11.0
Parts and service	43.7	43.8	43.6	43.5
Finance and insurance	100.0	100.0	100.0	100.0
Other	11.9	7.9	11.5	8.5
Total	15.2	15.3	15.5	15.5
Selling, general & administrative expenses	10.8	11.1	11.3	11.3
Operating income	4.1	3.9	4.0	3.8
Other operating items as a percentage of total gross profit:
Selling, general & administrative expenses	71.1	72.2	72.4	73.1
Operating income	26.8	25.6	25.5	24.6

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	Variance	2003	2002	Variance

Floor plan assistance and interest expense:
($ in millions)
Floorplan assistance	$30.6	$33.5	$(2.9)	$59.0	$63.0	$(4.0)
Floorplan interest expense	(19.5)	(18.5)	(1.0)	(39.0)	(36.7)	(2.3)

Net inventory carrying benefit (cost)	$11.1	$15.0	$(3.9)	$20.0	$26.3	$(6.3)

Same Store Operating Data

     We have presented below our operating results for the three and six months ended June 30, 2003 and 2002 on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

		Three Months Ended June 30,				Six Months Ended June 30,

	2003	2002	$ Variance	% Variance	2003	2002	$ Variance	% Variance

($ in millions, except per vehicle data)
Revenue:
New vehicle	$3,038.1	$2,958.4	$79.7	2.7	$5,585.6	$5,749.7	$(164.1)	(2.9)
Used vehicle	973.5	985.7	(12.2)	(1.2)	1,858.7	1,922.5	(63.8)	(3.3)
Parts and service	612.7	614.4	(1.7)	(.3)	1,195.9	1,216.8	(20.9)	(1.7)
Finance and insurance	138.7	131.8	6.9	5.2	258.3	251.4	6.9	2.7
Other	203.0	273.1	(70.1)	(25.7)	411.6	522.8	(111.2)	(21.3)

	$4,966.0	$4,963.4	$2.6	.1	$9,310.1	$9,663.2	$(353.1)	(3.7)

Gross profit:
New vehicle	$220.4	$234.0	$(13.6)	(5.8)	$412.9	$454.2	$(41.3)	(9.1)
Used vehicle	107.7	104.0	3.7	3.6	209.3	211.6	(2.3)	(1.1)
Parts and service	267.7	269.0	(1.3)	(.5)	520.8	529.6	(8.8)	(1.7)
Finance and insurance	138.7	131.8	6.9	5.2	258.3	251.4	6.9	2.7
Other	22.2	19.4	2.8	14.4	42.0	40.5	1.5	3.7

	$756.7	$758.2	$(1.5)	(.2)	$1,443.3	$1,487.3	$(44.0)	(3.0)

Selling, general & administrative expenses	$506.3	$510.3	$4.0	.8	$977.9	$1,013.7	$35.8	3.5

Retail vehicle unit sales:
New vehicle	107,796	109,238	(1,442)	(1.3)	199,780	212,181	(12,401)	(5.8)
Used vehicle	64,737	63,702	1,035	1.6	123,293	125,683	(2,390)	(1.9)

	172,533	172,940	(407)	(.2)	323,073	337,864	(14,791)	(4.4)

Revenue per vehicle retailed:
New	$28,184	$27,082	$1,102	4.1	$27,959	$27,098	$861	3.2
Used	$15,038	$15,474	$(436)	(2.8)	$15,075	$15,296	$(221)	(1.4)
Gross profit per vehicle retailed:
New vehicle	$2,045	$2,142	$(97)	(4.5)	$2,067	$2,141	$(74)	(3.5)
Used vehicle	$1,664	$1,633	$31	1.9	$1,698	$1,684	$14	.8
Finance and insurance	$804	$762	$42	5.5	$800	$744	$56	7.5

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenue mix percentages:
New vehicle	61.2%	59.6%	60.0%	59.5%
Used vehicle	19.6	19.9	20.0	19.9
Parts and service	12.3	12.4	12.8	12.6
Finance and insurance	2.8	2.7	2.8	2.6
Other	4.1	5.4	4.4	5.4

	100.0%	100.0%	100.0%	100.0%

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	7.9	7.4	7.9
Used vehicle	11.1	10.6	11.3	11.0
Parts and service	43.7	43.8	43.5	43.5
Finance and insurance	100.0	100.0	100.0	100.0
Other	10.9	7.1	10.2	7.7
Total	15.2	15.3	15.5	15.4
Selling, general & administrative expenses, excluding depreciation and amortization	10.2	10.3	10.5	10.5
Other operating items as a percentage of total gross profit:
Selling, general & administrative expenses	66.9	67.3	67.8	68.2

     New vehicle revenue increased 3.7% to $3.1 billion for the three months ended June 30, 2003 resulting from an increase in same store sales and the impact of acquisitions. For the six months ended June 30, 2003, new vehicle revenue decreased 1.6% to $5.7 billion due to a decrease in same store revenue partially offset by the impact of acquisitions. On a same store basis, new vehicle revenue increased 2.7% for the three months ended June 30, 2003, primarily due to an increase in average revenue per unit of 4.1% partially offset by a decrease in volume of 1.3%. New vehicle revenue on a same store basis for the six months ended June 30, 2003 decreased 2.9% primarily due to a decrease in volume of 5.8% partially offset by an increase in average revenue per unit of 3.2%. The year-to-date volume decrease was primarily attributable to lower consumer demand due in part to the uncertainty in anticipation and ultimate culmination of the war in Iraq and industry declines in certain markets in which we operate and certain brands sold by us. We expect that we will continue to face a challenging retail sales environment for the foreseeable future. We expect 2003 new vehicle industry unit sales in the United States to decline approximately 3% to 5% compared to 2002. A greater decrease in new vehicle sales levels in the United States (or in our particular geographic markets) during 2003 could materially impact our actual earnings results.

     New vehicle gross profit decreased 5.2% to $223.5 million and 8.1% to $420.5 million for the three and six months ended June 30, 2003, respectively, primarily as a result of a decrease in same store gross profit partially offset by the impact of acquisitions. On a same store basis, new vehicle gross profit as a percentage of revenue decreased 60 basis points to 7.3% and 50 basis points to 7.4% for the three and six months ended June 30, 2003, respectively, as a result of lower demand and higher industry inventory levels.

     Used vehicle revenue decreased 1.1% to $988.1 million and 2.6% to $1.9 billion for the three and six months ended June 30, 2003, respectively, due to a decrease in same store revenue partially offset by the impact of acquisitions. On a same store basis, used vehicle revenue decreased 1.2% during the three months ended June 30, 2003 as a result of a decrease in average revenue per unit of 2.8% partially offset by an increase in volume of 1.6%. On a same store basis, used vehicle revenue decreased 3.3% during the six months ended June 30, 2003, driven by a decrease in volume of 1.9% and a decrease in average revenue per unit of 1.4%. The revenue per unit decrease reflects lower prices as a function of a shift in inventory to lower cost units. Same store used vehicle gross profit as a percentage of revenue increased 50 basis points to 11.1% and 30 basis points to 11.3% for the three and six months ended June 30, 2003, respectively. We are beginning to see stabilization in the used vehicle market.

     Parts and service revenue decreased .2% to $621.3 million and 1.1% to $1.2 billion for the three and six months ended June 30, 2003, respectively, primarily as a result of a decrease in same store revenue, which decreased .3% and 1.7%, respectively. Revenue was impacted by reduced domestic warranty volume and a soft collision repair business. Parts and service gross profit decreased .4% to $271.6 million and 1.0% to $532.3 million for the three and six months ended June 30, 2003, respectively. On a same store basis, parts and service gross profit decreased .5% and 1.7%, respectively. As a percentage of same store revenue, parts and service gross profit decreased 10 basis points to 43.7% for the three months ended June 30, 2003, and remained flat for the six months ended June 30, 2003.

     Finance and insurance revenue and gross profit increased 5.8% to $141.1 million and 3.5% to $263.3 million for the three and six months ended June 30, 2003, respectively. Finance and insurance gross profit per vehicle retailed increased 5.4% to $804 and 7.4% to $800 for the three and six months ended June 30, 2003, respectively. The increase in gross profit per vehicle retailed was primarily due to increased product penetration as a result of the continued usage of our menu-based finance and insurance sales process. In addition, lower interest rates facilitated finance and insurance sales.

     Other revenue, primarily consisting of wholesale revenue from the sale of used vehicles, decreased 19.2% to $226.7 million and 16.7% to $448.2 million for the three and six months ended June 30, 2003, respectively. The decrease in revenue reflects decreased used car wholesale activity resulting from decreased new and used vehicle volume and better management of our used inventory. Other gross profit increased

$4.9 million to $27.0 million and $5.9 million to $51.6 million for the three and six months ended June 30, 2003, respectively, as a result of improved results from reinsurance and retrospective basis commissions on extended warranty contracts, fees from preferred lender arrangements and wholesale operations.

     Selling, general and administrative expenses were $548.9 million or 71.1% of total gross profit and $1.1 billion or 72.4% of total gross profit for the three and six months ended June 30, 2003, respectively, a 110 basis point and 70 basis point improvement from the same periods last year, which reflects our continued focus on cost-cutting and operational improvements, particularly in the areas of compensation and other selling, general and administrative expenses.

Business Acquisitions

     We acquired twelve automotive retail franchises and other related assets during the six months ended June 30, 2003 and eight automotive retail franchises and other related assets during the six months ended June 30, 2002. We paid approximately $43.0 million and $125.0 million, respectively, in cash for these acquisitions. During the six months ended June 30, 2003 and 2002, we also paid approximately $2.1 million and $6.6 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. We expect that future acquisitions will primarily target single dealerships or dealership groups focused in key existing markets.

Non-Operating Income (Expense)

Floorplan Interest Expense

     Floorplan interest expense was $19.5 million and $18.5 million for the three months ended June 30, 2003 and 2002, respectively, and $39.0 million and $36.7 million for the six months ended June 30, 2003 and 2002, respectively. The increase is primarily the result of higher inventory levels, partially offset by a decrease in interest rates. For the six months ended June 30, 2003, there was no income statement impact from interest rate hedges. See discussion in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

     Floorplan assistance was $30.6 million and $33.5 million for the three months ended June 30, 2003 and 2002, respectively, and $59.0 million and $63.0 million for the six months ended June 30, 2003 and 2002, respectively. The net inventory carrying benefit (floorplan assistance net of floorplan interest expense) decreased $3.9 million and $6.3 million for the three and six months ended June 30, 2003, respectively, due to higher inventory levels and the decrease in interest rates. This unfavorable trend is expected to continue during the remainder of 2003.

Interest Expense – IRS Settlement

     As described below, on March 3, 2003, we entered into a settlement agreement with the IRS. Interest expense – IRS settlement of $5.9 million and $7.8 million for the three and six months ended June 30, 2003, respectively, is related to interest due under the agreement from the date of settlement.

Other Interest Expense

     Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $14.7 million and $12.1 million for the three months ended June 30, 2003 and 2002, respectively. Other interest expense was $28.4 million and $23.8 million for the six months ended June 30, 2003 and 2002, respectively. The increase in 2003 is due to incremental debt partially offset by lower interest rates. In addition, the increase is partially attributable to increased amortization expense resulting from payments made by us in connection with the November 2002 amendment to our senior unsecured notes. Additionally, as a result of completed capital expenditure projects, there was a lower amount of interest expense capitalized to construction in progress in

2003 compared to the same period in 2002. Year over year variances are expected to continue to be unfavorable for the remainder of 2003.

Interest Income

     Interest income was $.9 million and $2.8 million for the three months ended June 30, 2003 and 2002, respectively. Interest income was $2.0 million and $6.1 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily the result of lower interest rates, compounded by lower average cash and investment balances in 2003.

Income Taxes

     The provision for income taxes from continuing operations was $66.6 million and $64.3 million for the three months ended June 30, 2003 and 2002, respectively. The provision for income taxes from continuing operations was $119.5 million, excluding the impact of the IRS settlement, and $121.1 million for the six months ended June 30, 2003 and 2002, respectively. Income taxes have been provided based upon our anticipated annual effective income tax rate. Our anticipated annual effective tax rate for 2003 increased to 38.5% from 38.25% in 2002 and reflects increases to our effective state tax rates. Our effective tax rate may be further impacted by future changes in state taxes payable resulting from state budgetary constraints in the states in which we do business.

Income Tax Benefit from IRS Settlement

     In March 2003, we entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions we entered into in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, we will pay the IRS net aggregate payments of approximately $470 million. An initial net payment of approximately $350 million is due in March 2004, and three subsequent payments of approximately $40 million each are due in March 2005, 2006 and 2007, respectively. As a result of the settlement, during the six months ended June 30, 2003, we recognized an income tax benefit of $127.5 million from the reduction of previously recorded deferred tax liabilities. See Note 9, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements.

     Under the agreement, total gross payments to the IRS would be approximately $520 million over the next four years. However, we would receive a federal income tax benefit of an estimated $50 million for deductions for the interest payments. Therefore, the net aggregate payments to the IRS would be approximately $470 million.

     At this time, we anticipate prepaying the initial net payment of approximately $350 million due in March 2004 under the IRS settlement agreement, which will result in net interest savings from our original estimate.

Financial Condition

     At June 30, 2003, we had $235.4 million of unrestricted cash and cash equivalents. We have two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowing capacity up to $200.0 million at a LIBOR-based interest rate and expires in August 2003. We expect to renew this revolving credit facility in August 2003, although there can be no assurance that the facility will be renewed in the amount of $200.0 million or on similar terms or at all. The five-year facility, which expires August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. As of June 30, 2003, no amounts were drawn on these revolving credit facilities.

     In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2003, surety bonds, letters of credit and cash deposits totaled $73.4 million, including $43.9 million of letters of credit, and have various expiration dates. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. Under the terms of the letter of credit line, the amount available to be borrowed under the five-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. Due to insurance requirement changes, letters of credit outstanding are expected to reach $55 million to $60 million in 2003.

     We also have $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

     In conjunction with the revolving credit facilities and senior unsecured notes offering, we received corporate credit ratings from rating agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings, and certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade. In the event of a downgrade in our credit rating, we would continue to have access to the revolving credit facilities, but at higher rates of interest.

     At June 30, 2003, we had $244.3 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million, which includes an additional capacity obtained totaling $100.0 million under one of the mortgage facilities during the six months ended June 30, 2003. The facilities bear interest at a LIBOR-based interest rate and are secured by mortgages on certain of our dealerships’ real property. We drew additional amounts totaling $95.3 million of our available capacity under our mortgage facilities during the six months ended June 30, 2003. We are in the process of evaluating alternatives for incremental real estate financings.

     We finance our new vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of June 30, 2003, available borrowing capacity under the floorplan credit facilities was approximately $3.7 billion. We finance our used vehicle inventory primarily through cash flow from operations.

     We sell and receive commissions on the following types of vehicle protection and other products: extended warranties, guaranteed auto protection, credit insurance, lease “wear and tear” insurance, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we either sell the products on a straight commission basis or sell the product, recognize commission and participate in future underwriting profit pursuant to retrospective commission arrangements. Through 2002, we assumed some of the underwriting risk through reinsurance agreements with our insurance subsidiaries. Effective January 1, 2003, we no longer reinsure any new extended warranties and credit insurance products. We maintain restricted cash in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of claims related to our captive insurance subsidiaries. At June 30, 2003, we had restricted assets in excess of requirements totaling approximately $12.0 million. We closely monitor excess amounts and periodically obtain authorization to transfer excess amounts to unrestricted accounts.

     During the six months ended June 30, 2003, we repurchased 27.0 million shares of our common stock for an aggregate purchase price of $353.4 million. From 1998 through June 30, 2003, an aggregate of 212.7 million shares of common stock have been acquired under our share repurchase programs for an aggregate purchase price of $2.5 billion, leaving approximately $517.0 million available for share repurchases under the current program authorized by our Board of Directors. While we expect to continue repurchasing shares under these programs, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic dealership acquisitions and capital investments in our current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes and credit agreements relating to our two revolving credit facilities.

     On June 30, 2000, we completed the tax-free spin-off of ANC Rental. In connection with the spin-off, we entered into various agreements (the “ANC Rental Agreements”) with ANC Rental, which set forth the terms of the distribution and govern our relationship with ANC Rental after the spin-off. We also agreed to provide certain guarantees and credit enhancements with respect to financial and other performance obligations of ANC Rental.

     On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. On April 15, 2003, we reached an agreement with ANC Rental and the Committee of Unsecured Creditors in the bankruptcy that resolves potential claims relating to ANC Rental’s bankruptcy, including potential claims against us arising out of the spin-off of ANC Rental, and sets forth certain obligations of the parties (the “Settlement Agreement”). The Settlement Agreement was approved by the bankruptcy court in May 2003. Under the key terms of the Settlement Agreement, we will continue to guarantee certain surety bonds supporting obligations of ANC Rental until December 2006. Our obligations under this guarantee are capped at $29.5 million. In addition, upon the confirmation of a plan of reorganization (a “Plan”) or sale of substantially all of the assets of ANC Rental (a “Sale”) in the bankruptcy, we will guarantee an additional $10.5 million of surety bonds supporting obligations of ANC Rental until December 2006. In the event of confirmation of a Plan or Sale, we would also be obligated to pay one-half of any permanent reduction of our guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors of ANC Rental. ANC Rental and the unsecured creditors provided a full release of any potential claims against AutoNation arising out of the spin-off of ANC Rental or our actions taken when we owned ANC Rental, and released substantially all of the pre-petition claims that we have asserted in the bankruptcy.

     The Settlement Agreement also sets forth certain obligations of AutoNation and ANC Rental with respect to ANC Rental’s taxes. We will indemnify ANC Rental for any adjustments made by the Internal Revenue Service to our consolidated federal income tax returns relating to ANC Rental’s automotive rental businesses prior to the spin-off, and the parties provide certain indemnities to each other to the extent such adjustments impact ANC Rental’s taxes post spin-off. We believe that we are adequately reserved for any ANC Rental-related audit adjustments to our tax returns. In connection with the settlement, ANC Rental also will file a motion to reject certain of the ANC Rental Agreements entered into at the time of the spin-off, including the separation and distribution agreement, reimbursement agreement, and tax sharing agreement. Upon approval of the motion, ANC Rental and AutoNation will be relieved of further obligations under such agreements.

     As a result of our guarantees and potential payment obligations as described above, we incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statement for the six months ended June 30, 2003. The $20.0 million pre-tax charge is comprised of $15.6 million for the estimated exposure under the current guarantees and potential payment obligations and $4.4 million for the estimated fair value of the potential additional $10.5 million in guarantees, as required by Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

     In addition, based on the Settlement Agreement and our assessment of the risks involved in each matter, and excluding the after-tax charge of $12.3 million, we estimate remaining potential pre-tax financial exposure related to ANC Rental of up to $20 million ($12 million after-tax).

Loan and Lease Underwriting Activities

     In December 2001, we decided to exit the business of underwriting retail automobile loans for customers at our dealerships, which we determined was not a part of our core automotive retail business. We continue to provide automotive loans for our customers through unrelated third-party finance sources. At June 30, 2003 and December 31, 2002, we had finance receivables totaling $70.6 million and $92.9 million, respectively, including investments in securitizations of $40.8 million and $46.6 million, respectively. In July 2003 (subsequent event), we sold our finance receivables portfolio to a third party and received proceeds equal to the net carrying value of the finance receivables and servicing liabilities at the closing date of the transaction totaling approximately $52 million, resulting in no gain or loss on the transaction. See Note 13, Finance Underwriting and Asset Securitizations, of the Notes to Unaudited Consolidated Financial Statements.

Cash Flows

     Cash and cash equivalents increased (decreased) by $59.2 million and ($27.9) million during the six months ended June 30, 2003 and 2002, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

     Cash provided by operating activities was $328.8 million and $180.4 million during the six months ended June 30, 2003 and 2002, respectively.

     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable which directly relate to new vehicle inventory. The increase for the six months ended June 30, 2003 compared to the same period in 2002 was driven mainly by timing differences in inventory and floorplan notes payable levels, and deferred income taxes partially offset by increases in receivables.

Cash Flows from Investing Activities

     Cash flows from investing activities consist primarily of cash used for capital additions, activity from acquisitions, activity of installment loan receivables, purchases and sales of investments and other transactions as further described below.

     Capital expenditures, excluding property lease buy-outs, were $49.3 million and $60.0 million during the six months ended June 30, 2003 and 2002, respectively. Property operating lease buy-outs were $9.8 million and $5.4 million for the six months ended June 30, 2003 and 2002, respectively. We continue to analyze certain higher cost operating leases and evaluate alternatives in order to lower effective financing costs.

     Cash used in business acquisitions, net of cash acquired, was $45.1 million and $131.6 million for the six months ended June 30, 2003 and 2002, respectively. Acquisitions during the six months ended June 30, 2003 included the Vista Automotive Group in Corpus Christi, Texas and Jim McNatt Honda in Dallas, Texas.

     Collection of installment loan receivables and other related items totaled $27.0 million and $51.9 million for the six months ended June 30, 2003 and 2002, respectively.

     Other cash provided by investing activities totaled $27.0 million for the six months ended June 30, 2003 and included proceeds from the sale of a portion of an equity-method investment.

Cash Flows from Financing Activities

     Cash flows from financing activities consisted primarily of treasury stock purchases, proceeds from mortgage facilities, and stock option exercises.

     During the six months ended June 30, 2003 and 2002, we spent approximately $353.4 million and $151.1 million, respectively, to repurchase shares of common stock under our Board-approved share repurchase programs.

     During the six months ended June 30, 2003, we drew additional amounts totaling $95.3 million of our available capacity under one of our mortgage facilities.

     During the six months ended June 30, 2003 and 2002 proceeds from the exercise of stock options were $38.7 million and $74.7 million, respectively.

     Other cash used in financing activities totaled $9.3 million for the six months ended June 30, 2003 and primarily included amounts paid in conjunction with interest rate hedge transactions.

Liquidity

     We believe that our funds generated through future operations and availability of borrowings under our floorplan notes payable, our revolving credit facilities and mortgage facilities will be sufficient to fund our debt service and working capital requirements, payments due under the IRS settlement, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions, and share repurchases through cash flow from operations, revolving credit facilities, and other financings. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At June 30, 2003, we have available capacity under our revolving credit facilities and mortgage facilities and available cash totaling approximately $870 million, net of outstanding letters of credit.

     We anticipate prepaying the initial net payment of approximately $350 million due in March 2004 under the IRS settlement agreement, which will result in net interest savings from our original estimate.

Seasonality

     Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentives programs.

New Accounting Pronouncements

     See Note 17, New Accounting Pronouncements of the Notes to Unaudited Consolidated Financial Statements.

Forward-Looking Statements

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by us or our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Sales levels are very difficult to predict; lower actual sales could materially adversely impact our business. A greater decrease in new vehicle sales levels in the United States (or in our particular geographic markets) during 2003 could materially impact our actual earnings results.

•	We are subject to restrictions imposed by vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire new dealerships.

•	Our dealerships are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our dealership operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

•	Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, operating results and prospects.

•	We are subject to extensive governmental regulation and if we are found to be in violation of any of these regulations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive dealerships in key markets on favorable terms or at all.

•	We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

•	Under SFAS 142, we must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on our results of operations and shareholders’ equity.

     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our major financial market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. We comply with Statement of Financial Accounting Standards Nos. 133, 137, 138 and 149 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires us to recognize all derivative instruments on the balance sheet at fair value. All of our interest rate hedges are designated as cash flow hedges. During the six months ended June 30, 2003, we entered into a series of interest rate hedge transactions, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $800.0 million at June 30, 2003, designed to convert certain floating rate floorplan notes payable and mortgage facilities to fixed rate debt with interest rates capped at approximately 3.0%. All of our hedges mature over the next three years. For the three months ended June 30, 2003, net unrealized losses related to hedges included in other comprehensive loss were $6.3 million.

     In accordance with SFAS 133, we reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. As of June 30, 2003, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

     Reference is made to our quantitative disclosures about market risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in timely alerting them as to material information relating to AutoNation (including our consolidated subsidiaries) required to be included in this Quarterly Report.

     (b)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have begun to implement in certain of our operating districts shared resource centers (SRCs), which we intend to roll out across all of our operating districts over the next two to three years. Each SRC will permit us to centralize certain key accounting and administrative activities, including payroll functions, within each of our districts, which we expect to improve our business controls and facilitate asset management and vendor consolidation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     In an action filed in Florida state court in 1999, one of our subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of our former used vehicle megastores. (This matter was previously discussed in the Legal Proceedings section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.) In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class. The parties subsequently agreed on settlement terms involving the payment of cash and coupons towards the purchase of vehicles, the dollar value of which is not material. In April 2003, the Court preliminarily approved the settlement and a court hearing for final approval of the settlement has been scheduled for August 2003.

     We intend to vigorously defend the Company and assert available defenses with respect to the TADA matter discussed above. Further, we may have certain insurance coverage and rights of indemnification with respect to certain aspects of the foregoing matter. However, a settlement or an adverse resolution of this matter may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s 2003 Annual Meeting of Stockholders on May 14, 2003, the stockholders of the Company voted upon and elected the following directors:

Director Nominee	Votes Cast For	Votes Withheld

Robert J. Brown	262,782,964	1,826,239
J.P. Bryan	249,382,201	15,227,002
Rick L. Burdick	236,166,029	28,443,174
William C. Crowley	253,790,051	10,819,152
H. Wayne Huizenga	256,943,849	7,665,354
Mike Jackson	262,286,486	2,322,717
Edward S. Lampert	262,797,386	1,811,817
Irene B. Rosenfeld	255,929,344	8,679,859

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

10.1	Employment Agreement dated May 14, 2003, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

Form 8-K, dated June 30, 2003, Item 5, announcing that Alan S. Dawes and Frederick J. Schwab were appointed to AutoNation, Inc.’s Board of Directors.

Form 8-K, dated May 6, 2003, Item 4, announcing that AutoNation, Inc. appointed KPMG LLP as its new independent public accountant effective May 6, 2003 and that effective May 5, 2003, AutoNation, Inc. dismissed Deloitte & Touche LLP as its independent public accountant.

Form 8-K, dated April 15, 2003, Item 5, reporting that AutoNation, Inc. signed a settlement agreement with ANC Rental Corporation (“ANC”) and the Unsecured Creditors’ Committee appointed in ANC’s bankruptcy that resolves potential claims relating to ANC’s bankruptcy, subject to bankruptcy court approval.

Form 8-K, dated April 4, 2003, Item 5, announcing that AutoNation, Inc. was evaluating alternatives for engaging an independent auditor for fiscal year ending December 31, 2003 due to the announcement by Deloitte & Touche LLP that it had ended efforts to separate Deloitte Consulting, which provides services to AutoNation, Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.

By: /s/ J. Alexander McAllister

J. Alexander McAllister Vice President and Corporate Controller (DULY AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

Date: July 24, 2003