Form 10-Q/A
period 2003-06-30
AUTONATION INC /FL
filed 2003-08-01
CIK 350698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒    No   ☐

     On July 22, 2003 the registrant had 275,049,638 outstanding shares of common stock, par value $.01 per share.

SIGNATURE
SEPARATION AGREEMENT & GENERAL RELEASE
CERTIFICATION
CERTIFICATION

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, which was previously filed with the Securities and Exchange Commission on July 24, 2003 (the “Quarterly Report”), to include Exhibit 10.2 as part of the Quarterly Report.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

*	10.1	Employment Agreement dated May, 14, 2003, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.

	10.2	Separation Agreement and General Release of All Claims dated June 10, 2003, between AutoNation, Inc. and Patricia McKay, former Senior Vice President — Finance.

	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*	99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	99.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Previously filed on July 24, 2003 with the SEC on Form 10-Q for the quarterly period ended June 30, 2003.

(b)	Reports on Form 8-K:

Form 8-K, dated June 30, 2003, Item 5, announcing that Alan S. Dawes and Frederick J. Schwab were appointed to AutoNation, Inc.’s Board of Directors.

Form 8-K, dated May 6, 2003, Item 4, announcing that AutoNation, Inc. appointed KPMG LLP as its new independent public accountant effective May 6, 2003 and that effective May 5, 2003, AutoNation, Inc. dismissed Deloitte & Touche, LLP as its independent public accountant.

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

Date: August 1, 2003

3