Form 10-Q
period 2003-09-30
AUTONATION INC /FL
filed 2003-10-30
CIK 350698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period ____________ From ___________________ to

COMMISSION FILE NUMBER: 1-13107

AUTONATION, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	73-1105145
(STATE OF INCORPORATION)	(IRS EMPLOYER IDENTIFICATION NO.)

110 S.E. 6TH STREET FT. LAUDERDALE, FLORIDA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	33301 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 769-6000

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     On October 27, 2003 the registrant had 275,074,633 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33.7	$176.2
Receivables, net	750.3	759.8
Inventory	2,373.9	2,598.4
Other current assets	113.3	94.7

Total Current Assets	3,271.2	3,629.1
RESTRICTED ASSETS	79.0	100.8
PROPERTY AND EQUIPMENT, NET	1,709.0	1,678.4
INTANGIBLE ASSETS, NET	2,988.1	2,975.8
OTHER ASSETS	175.7	200.7

Total Assets	$8,223.0	$8,584.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable	$2,234.6	$2,302.5
Accounts payable	165.7	163.3
Notes payable and current maturities of long-term obligations	12.8	8.6
Other current liabilities	534.6	506.3

Total Current Liabilities	2,947.7	2,980.7
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES	725.7	642.7
IRS TAX SETTLEMENT PAYABLE – LONG-TERM	122.8	—
DEFERRED INCOME TAXES	380.4	947.4
OTHER LIABILITIES	87.7	103.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 343,108,752 and 333,505,325 shares issued, including shares held in treasury, respectively	3.4	3.3
Additional paid-in capital	3,166.6	3,044.1
Retained earnings	1,663.3	1,263.2
Accumulated other comprehensive income	(4.8)	4.2
Treasury stock, at cost; 68,554,909 and 35,489,909 shares held, respectively	(869.8)	(404.6)

Total Shareholders’ Equity	3,958.7	3,910.2

Total Liabilities and Shareholders’ Equity	$8,223.0	$8,584.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(In millions, except share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Revenue:
New vehicle	$3,266.2	$3,174.6	$8,967.1	$8,967.9
Used vehicle	964.9	980.2	2,859.7	2,925.9
Parts and service	637.0	626.5	1,857.7	1,861.0
Finance and insurance	148.2	138.9	411.5	393.4
Other	241.1	273.5	689.3	811.8

TOTAL REVENUE	5,257.4	5,193.7	14,785.3	14,960.0

Cost of Sales:
New vehicle	3,035.6	2,937.4	8,316.0	8,273.1
Used vehicle	860.0	878.3	2,542.3	2,610.3
Parts and service	358.8	353.3	1,047.2	1,050.3
Other	213.5	242.0	610.1	734.6

TOTAL COST OF SALES	4,467.9	4,411.0	12,515.6	12,668.3

Gross Profit:
New vehicle	230.6	237.2	651.1	694.8
Used vehicle	104.9	101.9	317.4	315.6
Parts and service	278.2	273.2	810.5	810.7
Finance and insurance	148.2	138.9	411.5	393.4
Other	27.6	31.5	79.2	77.2

TOTAL GROSS PROFIT	789.5	782.7	2,269.7	2,291.7

Selling, general and administrative expenses	565.5	568.7	1,637.4	1,672.4
Depreciation	17.6	18.0	51.4	50.6
Amortization	.3	.5	1.3	1.9
Loan and lease underwriting income, net	(.1)	(6.0)	(6.1)	(8.9)
Other (gains) losses	(.1)	2.2	2.3	4.5

OPERATING INCOME	206.3	199.3	583.4	571.2
Floorplan interest expense	(15.5)	(18.6)	(54.5)	(55.3)
Interest expense – IRS Settlement	(3.1)	—	(10.9)	—
Other interest expense	(15.4)	(13.0)	(43.8)	(36.7)
Interest income	0.8	2.6	2.8	8.6
Other (expense) income	(1.4)	2.5	4.9	1.6

INCOME FROM CONTINUING OPERATIONS	171.7	172.8	481.9	489.4
Provision for income taxes	62.9	66.1	182.4	187.2
Income tax benefit from IRS settlement	—	—	(127.5)	—

NET TAX PROVISION – CONTINUING OPERATIONS	62.9	66.1	54.9	187.2

NET INCOME FROM CONTINUING OPERATIONS	108.8	106.7	427.0	302.2
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(12.3)	—

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	108.8	106.7	414.7	302.2
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES	—	—	(14.6)	—

NET INCOME	$108.8	$106.7	$400.1	$302.2

BASIC EARNINGS PER SHARE:
Continuing operations	$.40	$.34	$1.52	$.94
Discontinued operations	—	—	(.04)	—
Cumulative effect of accounting change	—	—	(.05)	—
Net income	$.40	$.34	$1.42	$.94
Weighted average common shares outstanding	275.4	317.7	281.6	319.8
DILUTED EARNINGS PER SHARE:
Continuing operations	$.38	$.33	$1.48	$.93
Discontinued operations	—	—	(.04)	—
Cumulative effect of accounting change	—	—	(.05)	—
Net income	$.38	$.33	$1.39	$.93
Weighted average common shares outstanding	286.6	321.9	288.6	325.5

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
					Compre-
	Common Stock		Additional		hensive
			Paid-in	Retained	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total

BALANCE AT DECEMBER 31, 2002	333,505,325	$3.3	$3,044.1	$1,263.2	$4.2	$(404.6)	$3,910.2
Purchase of treasury stock	—	—	—	—	—	(465.2)	(465.2)
Exercise of stock options, including income tax benefit of $20.0	9,603,427	.1	121.8	—	—	—	121.9
Other comprehensive loss	—	—	—	—	(9.0)	—	(9.0)
Other	—	—	.7	—	—	—	.7
Net income	—	—	—	400.1	—	—	400.1

BALANCE AT SEPTEMBER 30, 2003	343,108,752	$3.4	$3,166.6	$1,663.3	$(4.8)	$(869.8)	$3,958.7

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$400.1	$302.2
Adjustments to reconcile net income to net cash provided by operating activities:
Income tax benefit from IRS settlement	(127.5)	—
Cumulative effect of accounting change	14.6	—
Loss from discontinued operations	12.3	—
Depreciation	51.4	50.6
Amortization	1.3	1.9
Amortization of debt issuance costs and discounts	4.5	3.6
Deferred income tax provision	22.9	9.4
Other	(3.5)	(2.0)
Changes in assets and liabilities, net of effects from business combinations:
Receivables	(27.0)	53.9
Inventory	159.2	(20.1)
Other assets	2.1	(1.5)
Floorplan notes payable	(87.5)	(110.1)
Accounts payable	3.5	(1.8)
IRS settlement payment	(366.0)	—
Other liabilities	74.2	48.4

	134.6	334.5

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property lease buy-outs	(79.4)	(99.9)
Property lease buy-outs	(9.8)	(11.0)
Proceeds from sale of property and equipment	.1	10.5
Proceeds from disposal of assets held for sale	14.7	13.2
Cash used in business acquisitions, net of cash acquired	(48.1)	(164.2)
Collection of installment loan receivables and other related items	27.0	72.0
Proceeds from sale of finance receivable portfolio	52.4	—
Net change in restricted cash	19.4	(3.1)
Purchases of restricted investments	—	(56.0)
Sales of restricted investments	2.4	144.2
Transfer of restricted assets related to reinsurance agreements	—	(66.6)
Other	32.2	2.3

	10.9	(158.6)

CASH USED IN FINANCING ACTIVITIES:
Purchases of treasury stock	(465.2)	(199.0)
Proceeds from mortgage facilities	95.8	—
Payments of mortgage facilities	(6.4)	(5.5)
Payments of other obligations	(3.3)	(2.7)
Proceeds from exercise of stock options	101.9	75.6
Other	(9.3)	.2

	(286.5)	(131.4)

CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(141.0)	44.5
CASH USED IN DISCONTINUED OPERATIONS	(1.5)	(2.9)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(142.5)	41.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176.2	128.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33.7	$169.7

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

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements, and notes thereto, included in the Company’s most recent Annual Report on Form 10-K.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period.

2.	Stock Options

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted after December 31, 1994, the Company’s pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted are as follows for the nine months ended September 30:

	2003	2002

Net income, as reported	$400.1	$302.2
Pro forma stock-based employee cost, net of taxes	(10.2)	(15.7)

Pro forma net income	$389.9	$286.5

Basic earnings per share, as reported	$1.42	$.94
Pro forma stock-based employee cost	$(.04)	$(.05)
Pro forma basic earnings per share	$1.38	$.90

Diluted earnings per share, as reported	$1.39	$.93
Pro forma stock-based employee cost	$(.04)	$(.05)
Pro forma diluted earnings per share	$1.35	$.88

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Receivables, Net

     The components of receivables, net of allowances, are as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Contracts in transit and vehicle receivables	$402.6	$407.0
Finance receivables	—	92.9
Trade receivables	104.9	99.5
Manufacturer receivables	171.2	150.5
Other	88.7	95.4

	767.4	845.3
Less: Allowances	(17.1)	(22.5)
Finance receivables – long-term	—	(63.0)

Receivables, net	$750.3	$759.8

     Contracts in transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.

     In July 2003, the Company sold its finance receivables portfolio to a third party and received proceeds equal to the net carrying value of the finance receivables and servicing liabilities at the close date of the transaction totaling $52.4 million, resulting in no gain or loss on the transaction.

     The Company’s allowances at September 30, 2003 and December 31, 2002 were $17.1 million and $22.5 million, respectively. The decrease in the allowances was due to reductions in receivables, including $4.9 million related to the sale of the finance receivables portfolio. The decrease was partially offset by an additional $2.6 million of expense provided during the nine months ended September 30, 2003 included in Selling, General and Administrative Expenses in the accompanying Unaudited Consolidated Income Statements.

4.	Inventory and Floorplan Notes Payable

     Inventory consists of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

New vehicles	$1,919.7	$2,182.4
Used vehicles	311.4	277.1
Parts, accessories and other	142.8	138.9

	$2,373.9	$2,598.4

     At September 30, 2003 and December 31, 2002, floorplan notes payable totaled $2.2 billion and $2.3 billion, respectively. Floorplan notes payable reflect amounts payable to finance the purchase of specific vehicle inventories at LIBOR-based rates of interest primarily with manufacturers’ captive finance subsidiaries, and are generally due when the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables and contain certain financial and operational covenants. At September 30, 2003, the Company was in compliance with such covenants in all material respects. As of September 30, 2003, available borrowing capacity under the floorplan credit facilities was approximately $3.7 billion.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The following table sets forth a summary of the Company’s floorplan assistance from vehicle manufacturers, which is a component of Cost of Sales, and Floorplan Interest Expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Floorplan assistance	$29.7	$33.1	$88.7	$96.1
Floorplan interest expense	(15.5)	(18.6)	(54.5)	(55.3)

Net inventory carrying benefit	$14.2	$14.5	$34.2	$40.8

     As discussed in Note 16, New Accounting Pronouncements, as of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, which resulted in the deferral of certain allowances, primarily floorplan assistance, into inventory cost.

5.	Restricted Assets and Reinsurance

     The Company had restricted cash totaling $79.0 million and $100.8 million at September 30, 2003 and December 31, 2002, respectively, primarily held in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of claims relating to its captive insurance subsidiaries.

     At September 30, 2003 and December 31, 2002, current unearned premiums and loss reserves related to the Company’s reinsurance programs were included in Other Current Liabilities and long-term unearned premiums and loss reserves were included in Other Liabilities in the Unaudited Consolidated Balance Sheets as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Unearned premiums – current portion	$16.3	$25.7
Unearned premiums – long-term portion	26.2	41.2

Total unearned premiums	$42.5	$66.9

Loss reserves – current portion	$12.2	$13.5
Loss reserves – long-term portion	.4	.6

Total loss reserves	$12.6	$14.1

     Effective January 1, 2003, the Company no longer issues reinsurance for new and used vehicle warranties and credit insurance products. The remaining reserves pertaining to the Company’s reinsurance programs are expected to wind down over the next several years.

6.	Intangible Assets

     Intangible assets, net, consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Goodwill	$3,087.3	$3,101.2
Franchise rights – indefinite-lived	160.3	132.8
Other intangibles	14.1	14.3

	3,261.7	3,248.3
Less: accumulated amortization	(273.6)	(272.5)

	$2,988.1	$2,975.8

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company’s principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. The Company generally expects its franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipates routine renewals of the agreements without substantial cost. The contractual terms of the Company’s franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases manufacturers have undertaken to renew such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. However, in general, the states in which the Company operates have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult for a manufacturer to terminate, or not renew, a franchise under these franchise laws, which were designed to protect dealers. In addition, in the Company’s experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. Accordingly, the Company believes that its franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

     As required by SFAS 142, goodwill and intangibles with indefinite lives are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred. The Company has completed impairment tests as of June 30, 2003 for goodwill and intangibles with indefinite lives. These tests include determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests.

7.	Notes Payable and Long-Term Obligations

     Notes payable and long-term obligations consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Revolving credit facilities	$—	$—
Senior unsecured notes, net of unamortized discount of $4.3 million and $4.8 million, respectively	445.7	445.2
Mortgage facilities	242.9	153.2
Other obligations	49.9	52.9

	738.5	651.3
Less: current maturities	(12.8)	(8.6)

Long-term obligations, net of current maturities	$725.7	$642.7

     The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowing capacity up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2003 for another 364-day term to August 2004. The five-year facility, which expires August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company’s dealerships, and are guaranteed by substantially all of the Company’s subsidiaries. No amounts were drawn on these revolving credit facilities at September 30, 2003 and December 31, 2002.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. At September 30, 2003, surety bonds, letters of credit and cash deposits totaled $81.6 million, including $50.8 million of letters of credit, and have various expiration dates. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its five-year revolving credit facility. Under the terms of the letter of credit line, the amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit.

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

     At September 30, 2003, the Company had $242.9 million outstanding under mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million, which includes additional capacity obtained totaling $100.0 million during the nine months ended September 30, 2003. The facilities bear interest at a LIBOR-based interest rate and are secured by mortgages on certain of the Company’s dealerships’ real property. The Company drew additional amounts totaling $95.8 million of its available capacity under the mortgage facilities during the nine months ended September 30, 2003. During October 2003, the Company drew additional amounts totaling $37.4 million of its available capacity under the mortgage facilities.

     The Company’s revolving credit facilities and the indenture for the Company’s senior unsecured notes contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum debt to cash flow ratio, minimum interest coverage and maximum debt to total capital ratio. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum interest coverage covenant, and the mortgage facilities contain both maximum debt to cash flow ratio and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At September 30, 2003, the Company was in compliance with the requirements of all such financial covenants.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     In conjunction with the revolving credit facilities and senior unsecured notes offering, the Company received corporate credit ratings from rating agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings. In the event of a downgrade in the Company’s credit rating, the Company would continue to have access to the revolving credit facilities, but at higher rates of interest. Certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade.

8.	Shareholders’ Equity

     During the nine months ended September 30, 2003, the Company repurchased 33.1 million shares of its common stock for an aggregate purchase price of $465.2 million. From 1998 through September 30, 2003, an aggregate of 218.7 million shares of common stock have been acquired under the Company’s share repurchase programs for an aggregate purchase price of $2.6 billion, leaving approximately $405.3 million available for share repurchases under the current program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

     During the nine months ended September 30, 2003 and 2002, proceeds from the exercise of stock options were $101.9 million and $75.6 million, respectively.

     In October 2003, the Company’s Board of Directors authorized the retirement of 50 million treasury shares, which will resume the status of authorized but unissued shares. This will have the effect of reducing treasury stock and issued common stock, which includes treasury stock. The Company’s outstanding common stock will not be impacted by the treasury share retirements. The Company’s common stock, additional paid-in capital and treasury stock accounts will be adjusted accordingly. There will be no impact to net shareholders’ equity.

9.	Income Taxes

     Income taxes provided are based upon the Company’s anticipated annual effective income tax rate. During the three months ended September 30, 2003, the Company recorded approximately $3 million in net favorable adjustments related to the expected resolution of various state income tax matters.

     In March 2003, the Company entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions the Company entered into in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, the Company agreed to pay the IRS net aggregate payments of approximately $470 million, which included an initial net payment of approximately $350 million due in March 2004 and three subsequent net payments of approximately $40 million each due March 2005, 2006 and 2007, respectively. In July 2003, the Company made a $366 million prepayment of the initial installment due March 2004 (net payment of $336 million, including a $30 million income tax benefit for the interest deduction).

     As of September 30, 2003, the amounts owed to the IRS as part of the settlement are $122.8 million as reflected in the Company’s Unaudited Consolidated Balance Sheets in the caption IRS Tax Settlement Payable — Long-Term, which includes interest from the time of the affected tax returns to September 30, 2003. The Company recorded interest expense on the IRS Tax Settlement Payables totaling $3.1 million and $10.9 million for the three and nine months ended September 30, 2003, respectively.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted-average common shares outstanding used to calculate basic earnings per share	275.4	317.7	281.6	319.8
Effect of dilutive options	11.2	4.2	7.0	5.7

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	286.6	321.9	288.6	325.5

     At September 30, 2003 and 2002, the Company had approximately 44.5 million and 54.6 million stock options outstanding, respectively, of which 8.2 million and 15.5 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

11.	Comprehensive Income

          Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$108.8	$106.7	$400.1	$302.2
Other comprehensive income (loss)	(2.4)	1.2	(9.0)	4.0

Comprehensive income (loss)	$106.4	$107.9	$391.1	$306.2

     During the nine months ended September 30, 2003, the Company entered into a series of interest rate hedge transactions, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $800.0 million at September 30, 2003, designed to convert certain floating rate floorplan notes payable and mortgage facilities to fixed rate debt with interest rates capped at approximately 3.0%. All of the Company’s hedges mature over the next three years. For the nine months ended September 30, 2003, net unrealized losses related to hedges included in other comprehensive loss were $4.5 million.

12.	Business Acquisitions

     Businesses acquired through September 30, 2003 were accounted for under the purchase method of accounting and are included in the Unaudited Consolidated Financial Statements from the date of acquisition.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company acquired thirteen automotive retail franchises and other related assets during the nine months ended September 30, 2003 and nine automotive retail franchises and other related assets during the nine months ended September 30, 2002. The Company paid approximately $46.0 million and $156.0 million, respectively, in cash for these acquisitions. During the nine months ended September 30, 2003 and 2002, the Company also paid approximately $2.1 million and $8.2 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

     Purchase price allocations for 2003 are tentative and subject to final adjustment due to their recent closing date. Preliminary purchase price allocations for business combinations for the nine months ended September 30 were as follows:

	2003	2002

Property and equipment	$11.7	$29.1
Goodwill	7.6	15.5
Franchise rights — indefinite-lived	28.0	98.6
Other intangibles subject to amortization	—	.5
Working capital	(.5)	12.1
Other	(.8)	.2

	46.0	156.0
Cash paid in deferred purchase price	2.1	8.2

Cash used in acquisitions, net of cash acquired	$48.1	$164.2

     The Company’s unaudited pro forma consolidated results of operations, assuming acquisitions accounted for under the purchase method of accounting had occurred at January 1, 2002, are as follows for the nine months ended September 30:

	2003	2002

Revenue	$14,811.2	$15,203.2
Net income	$400.2	$307.3
Diluted earnings per share	$1.39	$.94

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

13.	Restructuring Activities

     During 1999, the Company approved a restructuring plan to exit the used vehicle megastore business and reduce the corporate workforce. The restructuring plan also included divesting certain non-core franchised dealerships.

     The Company continues to dispose of its closed megastores and other properties through sales to third parties. At September 30, 2003, properties held for sale total $61.0 million of which properties with total asset value of $45.3 million (net of $48.3 million restructuring and impairment reserves) remain to be sold of the total $285.3 million identified as part of the restructuring plan.

     During the nine months ended September 30, 2003, the Company recognized a net gain of $.9 million on the sale of various properties, which is included in Other (Gains) Losses in the accompanying Unaudited Consolidated Income Statements.

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

     In an action filed in Florida state court in 1999, one of the Company’s subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of the Company’s former used vehicle megastores. In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class. The parties subsequently agreed on settlement terms involving the payment of cash and coupons towards the purchase of vehicles, the dollar value of which is not material. In August 2003, the Court approved the settlement.

     Many of the Company’s Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company is appealing that ruling to the Texas Supreme Court. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. The Company is appealing the ruling. While these appeals have been pending, the plaintiffs and certain key defendants, including the Company’s Texas dealerships, have reached an understanding on proposed settlement terms for all three cases that would provide for distribution to class members of certificates that are redeemable, with a variety of limitations, for vehicle service discounts or discounts for the purchase of vehicles from the settling dealerships in Texas. The proposed settlement is subject to various conditions that are outside the Company’s control, including obtaining a specified level of participation from defendant dealerships in Texas by November 13, 2003 and court approval, neither of which is certain at this time. Although difficult to estimate, if a final settlement is reached on the proposed settlement terms, the anticipated cost of the settlement to the Company would be up to approximately $7 million, including the estimated value of the coupons that would be redeemed at the Company’s dealerships and the Company’s share of fees and notice costs payable in connection with the settlement. There can be no assurance, however, that a final settlement will be reached and approved by the courts on the proposed settlement terms or at all, or that the ultimate cost of settlement to the Company will not exceed the Company’s estimate as stated above.

     If the TADA cases are not settled, the Company intends to vigorously defend itself and assert available defenses. Further, the Company may have certain rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters may result in the payment of significant costs and damages, which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects.

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

     From time to time, primarily in connection with dispositions of automotive dealerships, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interest in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are currently approximately $60 million at September 30, 2003. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, cash flows and prospects.

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

     On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental Corporation (“ANC Rental”), which operated the Company’s former rental business. In connection with the spin-off, the Company agreed to provide certain guarantees on behalf of ANC Rental. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In May 2003, the bankruptcy court approved a settlement agreement among the Company, ANC Rental and the Committee of Unsecured Creditors in the bankruptcy that resolved potential claims relating to ANC Rental’s bankruptcy, including potential claims against the Company arising out of the spin-off of ANC Rental (the “Settlement Agreement”). On October 14, 2003, with the approval of the bankruptcy court, substantially all of ANC Rental’s assets (the “Rental Business”) were sold to an entity controlled by Cerberus Capital Management, L.P. Following the sale, and pursuant to the Settlement Agreement, the Company continues to guarantee $29.5 million, and has committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. The Company also is obligated to pay one-half of any permanent reduction of such guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors in the bankruptcy.

     As a result of the Company’s guarantees and potential payment obligations as described above, the Company incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statement during the nine months ended September 30, 2003. The $20.0 million pre-tax charge is comprised of $15.6 million for the estimated exposure under the current guarantees and potential payment obligations and $4.4 million for the estimated fair value of the potential additional $10.5 million in guarantees, as required by Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

     In addition, based on the Settlement Agreement and an assessment of the risks involved in each matter, and excluding the after-tax charge of $12.3 million, the Company estimates remaining potential pre-tax financial exposure related to the Rental Business of up to $20 million ($12 million after-tax).

16.	New Accounting Pronouncements

     As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16, as it applies to the Company, addresses the recognition of certain manufacturer allowances and requires that manufacturer allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or costs incurred. The adoption of EITF 02-16 resulted in a cumulative effect of accounting change, net of $9.1 million of income tax, totaling $14.6 million to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost. The impact of this accounting change for the three and nine months ended September 30, 2003 was a decrease of $1.6 million and $1.1 million in Cost of Sales, respectively. On a comparable basis, the impact of this accounting change for the three months ended September 30, 2002 would have been a decrease of $2.4 million in Cost of Sales. There would have been no impact for the nine months ended September 30, 2002. Additionally, the adoption of EITF 02-16 impacted certain manufacturers’ advertising allowances resulting in a reclassification that increased Selling, General and Administrative expenses and, correspondingly, reduced Cost of Sales by $5.2 million and $14.5 million for the three and nine months ended September 30, 2003, respectively, to now reflect these allowances as a reduction of Cost of Sales. On a comparable basis, the reclassification impact between Selling, General and Administrative Expenses and Cost of Sales for the three and nine months ended September 30, 2002 would have been $5.5 million and $15.2 million, respectively.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and has adopted the accounting requirements effective January 1, 2003, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 15, Discontinued Operations, for discussion of the accounting treatment of potential future guarantees.

     In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Consolidated Results of Operations

     For the three months ended September 30, 2003 and 2002, we had net income of $108.8 million and $106.7 million, respectively, and diluted earnings per share of $.38 and $.33 respectively. The increase in earnings per share was driven by our share repurchases, operational improvements, and cost containment. For the nine months ended September 30, 2003 and 2002, we had net income of $400.1 million and $302.2 million, respectively, and diluted earnings per share of $1.39 and $.93, respectively. The nine months ended September 30, 2003 includes the income tax benefit from an IRS settlement of $127.5 million or $.44 per share. Additionally, we were impacted by a loss from discontinued operations due to an agreement reached with ANC Rental and a charge for the cumulative effect of accounting change for manufacturer allowances, primarily related to floorplan assistance.

     The following table details certain components of net income (in millions, except per share data):

	Net Income		Diluted Earnings Per Share

	Nine Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income from continuing operations	$427.0	$302.2	$1.48	$.93
Loss from discontinued operations, net of income taxes	(12.3)	—	(.04)	—
Cumulative effect of accounting change, net of income taxes	(14.6)	—	(.05)	—

Net income	$400.1	$302.2	$1.39	$.93

Reported Operating Data

     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003	2002	$ Variance	% Variance	2003	2002	$ Variance	% Variance

($ in millions, except per vehicle data)
Revenue:
New vehicle	$3,266.2	$3,174.6	$91.6	2.9	$8,967.1	$8,967.9	$(.8)	—
Used vehicle	964.9	980.2	(15.3)	(1.6)	2,859.7	2,925.9	(66.2)	(2.3)
Parts and service	637.0	626.5	10.5	1.7	1,857.7	1,861.0	(3.3)	(.2)
Finance and insurance	148.2	138.9	9.3	6.7	411.5	393.4	18.1	4.6
Other	241.1	273.5	(32.4)	(11.8)	689.3	811.8	(122.5)	(15.1)

	$5,257.4	$5,193.7	$63.7	1.2	$14,785.3	$14,960.0	$(174.7)	(1.2)

Gross profit:
New vehicle	$230.6	$237.2	$(6.6)	(2.8)	$651.1	$694.8	$(43.7)	(6.3)
Used vehicle	104.9	101.9	3.0	2.9	317.4	315.6	1.8	.6
Parts and service	278.2	273.2	5.0	1.8	810.5	810.7	(.2)	—
Finance and insurance	148.2	138.9	9.3	6.7	411.5	393.4	18.1	4.6
Other	27.6	31.5	(3.9)	(12.4)	79.2	77.2	2.0	2.6

	789.5	782.7	6.8	.9	2,269.7	2,291.7	(22.0)	1.0
Selling, general & administrative expenses	565.5	568.7	3.2	.6	1,637.4	1,672.4	35.0	2.1
Depreciation	17.6	18.0	.4		51.4	50.6	(.8)
Amortization	.3	.5	.2		1.3	1.9	.6
Loan and lease underwriting income, net	(.1)	(6.0)	(5.9)		(6.1)	(8.9)	(2.8)
Other losses	(.1)	2.2	2.3		2.3	4.5	2.2

Operating income	$206.3	$199.3	$7.0	3.5	$583.4	$571.2	$12.2	2.1

Retail vehicle unit sales:
New vehicle	116,413	117,533	(1,120)	(1.0)	319,879	331,478	(11,599)	(3.5)
Used vehicle	64,735	64,420	315	.5	190,308	191,990	(1,682)	(.9)

	181,148	181,953	(805)	(.4)	510,187	523,468	(13,281)	(2.5)

Revenue per vehicle retailed:
New vehicle	$28,057	$27,010	$1,047	3.9	$28,033	$27,054	$979	3.6
Used vehicle	$14,905	$15,216	$(311)	(2.0)	$15,027	$15,240	$(213)	(1.4)
Gross profit per vehicle retailed:
New vehicle	$1,981	$2,018	$(37)	(1.8)	$2,035	$2,096	$(61)	(2.9)
Used vehicle	$1,620	$1,582	$38	2.4	$1,668	$1,644	$24	1.5
Finance and insurance	$818	$763	$55	7.2	$807	$752	$55	7.3

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue mix percentages:
New vehicle	62.1%	61.1%	60.6%	59.9%
Used vehicle	18.4	18.9	19.3	19.6
Parts and service	12.1	12.1	12.6	12.4
Finance and insurance	2.8	2.7	2.8	2.6
Other	4.6	5.2	4.7	5.5

	100.0%	100.0%	100.0%	100.0%

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.5	7.3	7.7
Used vehicle	10.9	10.4	11.1	10.8
Parts and service	43.7	43.6	43.6	43.6
Finance and insurance	100.0	100.0	100.0	100.0
Other	11.4	11.5	11.5	9.5
Total	15.0	15.1	15.4	15.3
Selling, general & administrative expenses	10.8	10.9	11.1	11.2
Operating income	3.9	3.8	3.9	3.8
Other operating items as a percentage of total gross profit:
Selling, general & administrative expenses	71.6	72.7	72.1	73.0
Operating income	26.1	25.5	25.7	24.9

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	Variance	2003	2002	Variance

Floorplan assistance and interest expense:
($ in millions)
Floorplan assistance	$29.7	$33.1	$(3.4)	$88.7	$96.1	$(7.4)
Floorplan interest expense	(15.5)	(18.6)	3.1	(54.5)	(55.3)	.8

Net inventory carrying benefit	$14.2	$14.5	$(.3)	$34.2	$40.8	$(6.6)

Same Store Operating Data

     We have presented below our operating results for the three and nine months ended September 30, 2003 and 2002 on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003	2002	$ Variance	% Variance	2003	2002	$ Variance	% Variance

($ in millions, except per vehicle data)
Revenue:
New vehicle	$3,220.1	$3,139.6	$80.5	2.6	$8,789.7	$8,867.8	$(78.1)	(.9)
Used vehicle	953.2	966.9	(13.7)	(1.4)	2,802.2	2,881.3	(79.1)	(2.7)
Parts and service	629.4	617.5	11.9	1.9	1,821.6	1,829.9	(8.3)	(.5)
Finance and insurance	145.9	136.9	9.0	6.6	403.0	387.2	15.8	4.1
Other	223.8	255.1	(31.3)	(12.3)	632.8	775.7	(142.9)	(18.4)

	$5,172.4	$5,116.0	$56.4	1.1	$14,449.3	$14,741.9	$(292.6)	(2.0)

Gross profit:
New vehicle	$227.9	$234.9	$(7.0)	(3.0)	$639.9	$687.7	$(47.8)	(7.0)
Used vehicle	103.8	100.7	3.1	3.1	311.9	311.4	.5	.2
Parts and service	274.8	269.4	5.4	2.0	794.0	797.4	(3.4)	(.4)
Finance and insurance	145.9	136.9	9.0	6.6	403.0	387.2	15.8	4.1
Other	22.6	20.6	2.0	9.7	64.5	61.1	3.4	5.6

	$775.0	$762.5	$12.5	1.6	$2,213.3	$2,244.8	$(31.5)	(1.4)

Selling, general & administrative expenses	$526.3	$524.8	$(1.5)	(.3)	$1,500.0	$1,534.3	$34.3	2.2

Retail vehicle unit sales:
New vehicle	114,606	116,090	(1,484)	(1.3)	313,700	327,383	(13,683)	(4.2)
Used vehicle	63,853	63,278	575	.9	186,382	188,321	(1,939)	(1.0)

	178,459	179,368	(909)	(.5)	500,082	515,704	(15,622)	(3.0)

Revenue per vehicle retailed:
New vehicle	$28,097	$27,045	$1,052	3.9	$28,019	$27,087	$932	3.4
Used vehicle	$14,928	$15,280	$(352)	(2.3)	$15,035	$15,300	$(265)	(1.7)
Gross profit per vehicle retailed:
New vehicle	$1,989	$2,023	$(34)	(1.7)	$2,040	$2,101	$(61)	(2.9)
Used vehicle	$1,626	$1,591	$35	2.2	$1,673	$1,654	$19	1.1
Finance and insurance	$818	$763	$55	7.2	$806	$751	$55	7.3

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue mix percentages:
New vehicle	62.3%	61.4%	60.8%	60.2%
Used vehicle	18.4	18.9	19.4	19.5
Parts and service	12.2	12.1	12.6	12.4
Finance and insurance	2.8	2.7	2.8	2.6
Other	4.3	4.9	4.4	5.3

	100.0%	100.0%	100.0%	100.0%

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.5	7.3	7.8
Used vehicle	10.9	10.4	11.1	10.8
Parts and service	43.7	43.6	43.6	43.6
Finance and insurance	100.0	100.0	100.0	100.0
Other	10.1	8.1	10.2	7.9
Total	15.0	14.9	15.3	15.2
Selling, general & administrative expenses, excluding depreciation and amortization	10.2	10.3	10.4	10.4
Other operating items as a percentage of total gross profit:
Selling, general & administrative expenses	67.9	68.8	67.8	68.3

     New vehicle revenue increased 2.9% to $3.3 billion for the three months ended September 30, 2003 primarily resulting from an increase in same store revenue. For the nine months ended September 30, 2003, new vehicle revenue remained relatively flat. On a same store basis, new vehicle revenue increased 2.6% for the three months ended September 30, 2003, primarily due to an increase in average revenue per unit of 3.9% due to a shift in mix to more trucks and luxury vehicles. The increase was partially offset by a decrease in volume of 1.3%. The year-to-date volume decrease was primarily attributable to lower consumer demand in certain markets in which we operate and certain brands sold by us. The decrease in same store new vehicle volume during the third quarter was partially offset by increased new vehicle volume at our California dealerships during September, which we believe resulted from an acceleration of demand in anticipation of the vehicle license fee increase that took effect on October 1, 2003 in California. New vehicle revenue on a same store basis for the nine months ended September 30, 2003 decreased .9% primarily due to a decrease in volume of 4.2% partially offset by an increase in average revenue per unit of 3.4% primarily due to mix.

     New vehicle gross profit decreased 2.8% to $230.6 million and 6.3% to $651.1 million for the three and nine months ended September 30, 2003, respectively, primarily as a result of a decrease in same store gross profit. On a same store basis, new vehicle gross profit as a percentage of revenue decreased 40 basis points to 7.1% and 50 basis points to 7.3% for the three and nine months ended September 30, 2003, respectively, primarily as a result of a highly competitive marketplace. We anticipate that the new vehicle market will remain intensely competitive, which will continue to impact new vehicle gross profits.

     Used vehicle revenue decreased 1.6% to $964.9 million and 2.3% to $2.9 billion for the three and nine months ended September 30, 2003, respectively, due to a decrease in same store revenue. On a same store basis, used vehicle revenue decreased 1.4% during the three months ended September 30, 2003 as a result of a decrease in average revenue per unit of 2.3% partially offset by an increase in volume of .9%. On a same store basis, used vehicle revenue decreased 2.7% during the nine months ended September 30, 2003, driven by a decrease in volume of 1.0% and a decrease in average revenue per unit of 1.7%. The revenue per unit decrease reflects lower prices as a function of a shift in inventory to lower cost units. Same store used vehicle gross profit as a percentage of revenue increased 50 basis points to 10.9% and 30 basis points to 11.1% for the three and nine months ended September 30, 2003, respectively.

     Parts and service revenue increased 1.7% to $637.0 million for the three months ended September 30, 2003, primarily as a result of an increase in same store revenue of 1.9%. Parts and service revenue is primarily derived from repair orders for service labor and related parts paid directly by customers or via reimbursement from manufacturers and others under warranties. The revenue increase was primarily driven by increased customer paid repair orders and improved pricing for the three months ended September 30, 2003. Additionally, warranty paid revenue for imports increased, partially offset by warranty repair order revenue declines for domestic vehicle brands. Parts and service revenue decreased during the nine months ended September 30, 2003 on a reported and same store basis primarily as a result of reduced domestic warranty repair order revenue and a decrease in our collision repair business.

     Parts and service gross profit increased 1.8% to $278.2 million for the three months ended September 30, 2003 and remained relatively flat for the nine months ended September 30, 2003. As a percentage of same store revenue, parts and service gross profit increased 10 basis points to 43.7% for the three months ended September 30, 2003 and remained flat for the nine months ended September 30, 2003.

     Finance and insurance revenue and gross profit increased 6.7% to $148.2 million and 4.6% to $411.5 million for the three and nine months ended September 30, 2003, respectively. Finance and insurance gross profit per vehicle retailed increased 7.2% to $818 and 7.3% to $807 for the three and nine months ended September 30, 2003, respectively. The increase in gross profit per vehicle retailed was primarily due to increased product penetration as a result of the continued usage of our menu-based finance and insurance sales process. In addition, lower interest rates facilitated finance and insurance sales.

     Other revenue, primarily consisting of wholesale revenue from the sale of used vehicles, decreased 11.8% to $241.1 million and 15.1% to $689.3 million for the three and nine months ended September 30, 2003, respectively. The decrease in revenue reflects decreased used car wholesale activity resulting from decreased new vehicle volume and improved pricing of our used vehicle inventory.

     Other gross profit decreased $3.9 million to $27.6 million for the three months ended September 30, 2003 compared to the same period in 2002 that included approximately $8 million of income due to loss claims experience improvements on certain extended warranty products. Other gross profit increased $2.0 million to $79.2 million for the nine months ended September 30, 2003 as a result of improved results from retrospective basis commissions on extended warranty contracts, fees from preferred lender arrangements and wholesale operations.

     Selling, general and administrative expenses were $565.5 million or 71.6% of total gross profit and $1.6 billion or 72.1% of total gross profit for the three and nine months ended September 30, 2003, respectively, which reflects a 110 basis point and a 90 basis point improvement compared to the same periods last year. We continue to focus on cost-cutting and operational improvements, particularly in the area of compensation and other selling, general and administrative expenses.

     Looking forward to the fourth quarter, although the increase in the California vehicle license fee discussed above is expected to be rescinded, we cannot provide assurance as to the timing of the rescission or whether it will in fact occur at all. While difficult to predict, future automotive business in California may be impacted by the increase in this fee as well as the fires currently occurring in Southern California.

Business Acquisitions

     We acquired thirteen automotive retail franchises and other related assets during the nine months ended September 30, 2003 and nine automotive retail franchises and other related assets during the nine months ended September 30, 2002. We paid approximately $46.0 million and $156.0 million, respectively, in cash for these acquisitions. During the nine months ended September 30, 2003 and 2002, we also paid approximately $2.1 million and $8.2 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. We expect that future acquisitions will primarily target single dealerships or dealership groups focused in key existing markets.

Non-Operating Income (Expense)

Floorplan Interest Expense

     Floorplan interest expense was $15.5 million and $18.6 million for the three months ended September 30, 2003 and 2002, respectively, and $54.5 million and $55.3 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily the result of lower interest rates partially offset by higher average inventory levels. For the nine months ended September 30, 2003, the income statement impact from interest rate hedges was not significant. See discussion in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

     Floorplan assistance was $29.7 million and $33.1 million for the three months ended September 30, 2003 and 2002, respectively, and $88.7 million and $96.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is the result of lower new vehicle sales volumes and interest rates. The net inventory carrying benefit (floorplan assistance net of floorplan interest expense) remained relatively flat for the three months ended September 30, 2003 and decreased $6.6 million for the nine months ended September 30, 2003. This unfavorable trend is expected to continue during the remainder of 2003.

Interest Expense – IRS Settlement

     As described below, in March 2003, we entered into a settlement agreement with the IRS. Interest expense – IRS settlement of $3.1 million and $10.9 million for the three and nine months ended September 30, 2003, respectively, is related to interest due under the agreement from the date of settlement.

Other Interest Expense

     Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $15.4 million and $13.0 million for the three months ended September 30, 2003 and 2002, respectively. Other interest expense was $43.8 million and $36.7 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in 2003 is due to incremental debt and increased amortization expense resulting from payments made by us in connection with the November 2002 amendment to our senior unsecured notes partially offset by lower interest rates. Additionally, as a result of completed capital expenditure projects, there was a lower amount of interest expense capitalized to construction in progress in 2003 compared to the same period in 2002. Year over year variances are expected to continue to be unfavorable for the remainder of 2003.

Interest Income

     Interest income was $.8 million and $2.6 million for the three months ended September 30, 2003 and 2002, respectively. Interest income was $2.8 million and $8.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily the result of lower average cash and investment balances in 2003.

Income Taxes

     The provision for income taxes from continuing operations was $62.9 million and $66.1 million for the three months ended September 30, 2003 and 2002, respectively. The provision for income taxes from continuing operations was $182.4 million, excluding the impact of the IRS settlement, and $187.2 million for the nine months ended September 30, 2003 and 2002, respectively. Income taxes have been provided based upon our anticipated underlying annual effective income tax rate.

     In addition, during the three months ended September 30, 2003, we recorded approximately $3 million in net favorable adjustments related to the expected resolution of various state income tax matters. In October 2003, we resolved additional state income tax matters that will result in approximately $9 million of favorable adjustments during the fourth quarter of 2003. In future periods, we may also experience additional effects from the continued resolution of federal and state income tax matters.

     Our effective tax rate in future periods may be negatively impacted by changes in our state income mix and increases in state taxes resulting from state budgetary constraints in the states in which we do business. We expect our effective rate to increase to approximately 39% in 2004.

Income Tax Benefit from IRS Settlement

     In March 2003, we entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions we entered into in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, we agreed to pay the IRS net aggregate payments of approximately $470 million, which included an initial net payment of approximately $350 million due in March 2004 and three subsequent net payments of approximately $40 million each due March 2005, 2006 and 2007, respectively. In July 2003, we made a $366 million prepayment of the initial installment due March 2004 (net payment of $336 million, including a $30 million income tax benefit for the interest deduction).

     As a result of the settlement, during the nine months ended September 30, 2003, we recognized an income tax benefit of $127.5 million from the reduction of previously recorded deferred tax liabilities. See Note 9, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements.

Financial Condition

     At September 30, 2003, we had $33.7 million of unrestricted cash and cash equivalents. We have two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. The 364-day revolving credit facility provides borrowing capacity up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2003 for another 364-day term to August 2004. The five-year facility, which expires August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. As of September 30, 2003, no amounts were drawn on these revolving credit facilities.

     In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2003, surety bonds, letters of credit and cash deposits totaled $81.6 million, including $50.8 million of letters of credit, and have various expiration dates. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit line as part of our five-year revolving credit facility. Under the terms of the letter of credit line, the amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. Due to insurance requirement changes, letters of credit outstanding are expected to reach $55 million to $60 million by the end of 2003.

     We also have $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

     In conjunction with the revolving credit facilities and senior unsecured notes offering, we received corporate credit ratings from rating agencies. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings. In the event of a downgrade in our credit rating, we would continue to have access to the revolving credit facilities, but at higher rates of interest. Certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade.

     At September 30, 2003, we had $242.9 million outstanding under mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million, which includes additional capacity obtained totaling $100.0 million during the nine months ended September 30, 2003. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of our dealerships’ real property. We drew additional amounts totaling $95.8 million of our available capacity under our mortgage facilities during the nine months ended September 30, 2003. During October 2003, we drew additional amounts totaling $37.4 million of our available capacity under the mortgage facilities.

     We finance our new vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of September 30, 2003, available borrowing capacity under the floorplan credit facilities was approximately $3.7 billion. We finance our used vehicle inventory primarily through cash flow from operations.

     We sell and receive commissions on the following types of vehicle protection and other products: extended warranties, guaranteed auto protection, credit insurance, lease “wear and tear” insurance, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we either sell the products on a straight commission basis or sell the product, recognize commission and participate in future underwriting profit pursuant to retrospective commission arrangements. Through 2002, we assumed some of the underwriting risk through reinsurance agreements with our insurance subsidiaries. Effective January 1, 2003, we no longer issue reinsurance for new and used vehicle warranties and credit insurance products. We maintain restricted cash in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of claims related to our captive insurance subsidiaries. At September 30, 2003, we had restricted assets in excess of requirements totaling approximately $16 million. We closely monitor excess amounts and periodically obtain authorization to transfer excess amounts to unrestricted accounts.

     During the nine months ended September 30, 2003, we repurchased 33.1 million shares of our common stock for an aggregate purchase price of $465.2 million. From 1998 through September 30, 2003, an aggregate of 218.7 million shares of common stock have been acquired under our share repurchase programs for an aggregate purchase price of $2.6 billion, leaving approximately $405.3 million available for share repurchases under the current program authorized by our Board of Directors. While we expect to continue repurchasing shares under these programs, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic dealership acquisitions and capital investments in our current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes and credit agreements relating to our two revolving credit facilities.

     On June 30, 2000, we completed the tax-free spin-off of ANC Rental Corporation (“ANC Rental”), which operated our former rental business. In connection with the spin-off, we agreed to provide certain guarantees on behalf of ANC Rental. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In May 2003, the bankruptcy court approved a settlement agreement among AutoNation, ANC Rental and the Committee of Unsecured Creditors in the bankruptcy that resolved potential claims relating to ANC Rental’s bankruptcy, including potential claims against us arising out of the spin-off of ANC Rental (the “Settlement Agreement”). On October 14, 2003, with the approval of the bankruptcy court, substantially all of ANC Rental’s assets (the “Rental Business”) were sold to an entity controlled by Cerberus Capital Management, L.P. Following the sale, and pursuant to the Settlement Agreement, we continue to guarantee $29.5 million, and have committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. We also are obligated to pay one-half of any permanent reduction of such guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors in the bankruptcy.

     As a result of our guarantees and potential payment obligations as described above, we incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statement during the nine months ended September 30, 2003. The $20.0 million pre-tax charge is comprised of $15.6 million for the estimated exposure under the current guarantees and potential payment obligations and $4.4 million for the estimated fair value of the potential additional $10.5 million in guarantees, as required by Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

     In addition, based on the Settlement Agreement and an assessment of the risks involved in each matter, and excluding the after-tax charge of $12.3 million, we estimate remaining potential pre-tax financial exposure related to ANC Rental of up to $20 million ($12 million after-tax).

Cash Flows

     Cash and cash equivalents (decreased) increased by $(142.5) million and $41.6 million during the nine months ended September 30, 2003 and 2002, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

     Cash provided by operating activities was $134.6 million and $334.5 million during the nine months ended September 30, 2003 and 2002, respectively.

     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable which directly relate to new vehicle inventory. The decrease for the nine months ended September 30, 2003 compared to the same period in 2002 was driven mainly by the IRS settlement payment of $366 million made during the three months ended September 30, 2003.

Cash Flows from Investing Activities

     Cash flows from investing activities consist primarily of cash used for capital additions, activity from acquisitions, activity of installment loan receivables, purchases and sales of investments and other transactions as further described below.

     Capital expenditures, excluding property lease buy-outs, were $79.4 million and $99.9 million during the nine months ended September 30, 2003 and 2002, respectively. We project that 2003 full-year capital expenditures will be less than the $150 million previously disclosed and could be as low as $130 million.

     Property operating lease buy-outs were $9.8 million and $11.0 million for the nine months ended September 30, 2003 and 2002, respectively. We continue to analyze certain higher cost operating leases and evaluate alternatives in order to lower effective financing costs.

     Cash used in business acquisitions, net of cash acquired, was $48.1 million and $164.2 million for the nine months ended September 30, 2003 and 2002, respectively.

     Collection of installment loan receivables and other related items totaled $27.0 million and $72.0 million for the nine months ended September 30, 2003 and 2002, respectively. In December 2001, we decided to exit the business of underwriting retail automobile loans for customers at our dealerships, which we determined was not a part of our core automotive retail business. We continue to provide automotive loans for our customers through unrelated third-party finance sources. In July 2003, we sold our finance receivables portfolio to a third party and received proceeds equal to the net carrying value of the finance receivables and servicing liabilities at the closing date of the transaction totaling $52.4 million, resulting in no gain or loss on the transaction.

     Other cash provided by investing activities totaled $32.2 million for the nine months ended September 30, 2003 and primarily include proceeds from the sale of a portion of an equity-method investment in LKQ Corporation, an auto parts recycling business. In October 2003, we sold our remaining interest in this equity-method investment for $16.5 million, resulting in a pre-tax gain of $10.3 million, which will be recorded during the fourth quarter of 2003. This concludes our investment in LKQ Corporation.

Cash Flows from Financing Activities

     Cash flows from financing activities consisted primarily of treasury stock purchases, proceeds from mortgage facilities, and stock option exercises.

     During the nine months ended September 30, 2003 and 2002, we spent approximately $465.2 million and $199.0 million, respectively, to repurchase shares of common stock under our Board-approved share repurchase programs.

     During the nine months ended September 30, 2003, we drew additional amounts totaling $95.8 million of our available capacity under one of our mortgage facilities.

     During the nine months ended September 30, 2003 and 2002, proceeds from the exercise of stock options were $101.9 million and $75.6 million, respectively.

     Other cash used in financing activities totaled $9.3 million for the nine months ended September 30, 2003 and primarily included amounts paid in conjunction with interest rate hedge transactions.

Liquidity

     We believe that our funds generated through future operations and availability of borrowings under our floorplan notes payable, our revolving credit facilities and mortgage facilities will be sufficient to fund our debt service and working capital requirements, payments due under the IRS settlement, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions, and share repurchases through cash flow from operations, revolving credit facilities, and other financings. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At September 30, 2003, we have available capacity under our revolving credit facilities and mortgage facilities and available cash totaling approximately $660 million, net of outstanding letters of credit. We will continue to optimize our capital structure, which may include incremental real estate financings and possible limited repurchases of our senior unsecured notes, depending on market conditions and other factors.

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

New Accounting Pronouncements

     See Note 16, New Accounting Pronouncements of the Notes to Unaudited Consolidated Financial Statements.

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

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Sales levels are very difficult to predict. Lower vehicle sales levels in the United States (or in our particular geographic markets) could materially adversely impact our business and operating results.

•	We are subject to restrictions imposed by vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire new dealerships.

•	Our dealerships are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our dealership operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

•	Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, operating results and prospects.

•	We are subject to extensive governmental regulation and, if we are found to be in violation of any of these regulations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive dealerships in key markets on favorable terms or at all.

•	We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

•	Under SFAS 142, we must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on our results of operations and shareholders’ equity.

     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our major financial market risk exposure is changing interest rates. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt. At September 30, 2003, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $495.6 million and had a fair value of $554.9 million. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions. We comply with Statement of Financial Accounting Standards Nos. 133, 137, 138 and 149 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires us to recognize all derivative instruments on the balance sheet at fair value. All of our interest rate hedges are designated as cash flow hedges. During the nine months ended September 30, 2003, we entered into a series of interest rate hedge transactions, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $800.0 million, designed to convert certain floating rate floorplan notes payable and mortgage facilities to fixed rate debt with interest rates capped at approximately 3.0%. All of our hedges mature over the next three years. For the nine months ended September 30, 2003, net unrealized losses related to hedges included in other comprehensive loss were $4.5 million.

     In accordance with SFAS 133, we reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. As of September 30, 2003, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

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

     We have begun to implement in certain of our operating districts shared resource centers (SRCs), which we intend to roll out across all of our operating districts. Each SRC will permit us to centralize certain key accounting and administrative activities, including payroll functions, within each of our districts, which we expect to improve our business controls and facilitate asset management and vendor consolidation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     In an action filed in Florida state court in 1999, one of our subsidiaries was accused of violating, among other things, the Florida Motor Vehicle Retail Sales Finance Act and the Florida Deceptive and Unfair Trade Practices Act by allegedly failing to deliver executed copies of retail installment contracts to customers of our former used vehicle megastores. In October 2000, the court certified the class of customers on whose behalf the action would proceed. In July 2001, Florida’s Fourth District Court of Appeals upheld the certification of the class. The parties subsequently agreed on settlement terms involving the payment of cash and coupons towards the purchase of vehicles, the dollar value of which is not material. In August 2003, the Court approved the settlement.

     Many of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and we are appealing that ruling to the Texas Supreme Court. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. We are appealing the ruling. While these appeals have been pending, the plaintiffs and certain key defendants, including our Texas dealerships, have reached an understanding on proposed settlement terms for all three cases that would provide for distribution to class members of certificates that are redeemable, with a variety of limitations, for vehicle service discounts or discounts for the purchase of vehicles from the settling dealerships in Texas. The proposed settlement is subject to various conditions that are outside the Company’s control, including obtaining a specified level of participation from defendant dealerships in Texas by November 13, 2003 and court approval, neither of which is certain at this time. Although difficult to estimate, if a final settlement is reached on the proposed settlement terms, the anticipated cost of the settlement to AutoNation would be up to approximately $7 million, including the estimated value of the coupons that would be redeemed at our dealerships and our share of fees and notice costs payable in connection with the settlement. There can be no assurance, however, that a final settlement will be reached and approved by the courts on the proposed settlement terms or at all, or that the ultimate cost of settlement to AutoNation will not exceed our estimate as stated above.

     If the TADA cases are not settled, the Company intends to vigorously defend itself and assert available defenses. Further, the Company may have certain rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters may result in the payment of significant costs and damages, which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a) /15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) /15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.

By:	/s/ J. Alexander McAllister

J. Alexander McAllister
Vice President and Corporate Controller
(DULY AUTHORIZED OFFICER AND
PRINCIPAL ACCOUNTING OFFICER)

Date: October 30, 2003