Form 10-K
period 2003-12-31
AUTONATION INC /FL
filed 2004-03-10
CIK 350698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

      As of June 30, 2003, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2,990,000,000 based on the closing price of the common stock on The New York Stock Exchange on such date.

      As of March 5, 2004, the registrant had 268,820,219 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Part IV — Portions of previously filed reports and registration statements.

INDEX

TO FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
Item 9A.	Controls and Procedures	74
PART III
Item 10.	Directors and Executive Officers of the Registrant	75
Item 11.	Executive Compensation	75
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
Item 13.	Certain Relationships and Related Transactions	75
Item 14.	Principal Accountant Fees and Services	75
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	75
EX-4.2 Supplemental Indenture
EX-21.1 Subsidiaries
EX-23.1 Consent of Deloitte & Touche LLP
EX-23.2 Consent of KPMG LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

i

PART I

Item 1.	BUSINESS

Introduction

      AutoNation, Inc. is the largest automotive retailer in the United States. As of December 31, 2003, we owned and operated 367 new vehicle franchises from 283 stores located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 98% of the new vehicles that we sold in 2003, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.

      We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, reducing operating expenses, leveraging our market brands and advertising, improving asset management and sharing and implementing best practices across all of our stores.

      Our common stock, par value $.01 per share, is listed on The New York Stock Exchange under the symbol “AN.” For information concerning our financial condition, results of operations and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business, operations, financial performance and cash flows that we describe below under the “Risk Factors; Forward Looking Statements May Prove Inaccurate” section of this document.

Availability of Reports and Other Information

      Our corporate website is http://www.AutoNation.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission (the “Commission”). We also make available on our website copies of materials regarding our corporate governance policies and practices, including the AutoNation, Inc. Corporate Governance Guidelines; our company-wide Code of Business Ethics; our Code of Ethics for Senior Officers; our Code of Business Ethics for the Board of Directors; and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations Department, AutoNation, Inc., 110 S.E. 6th Street, Fort Lauderdale, Florida 33301. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

Business Strategy

      As a specialty retailer, our business model is focused on developing and maintaining long-term relationships with our customers. The foundation of our business model is operational excellence. We are pursuing the following strategies to achieve our targeted level of operational excellence:

•	Deliver a superior customer experience at our stores.

•	Leverage our significant scale to improve our operating efficiency.

•	Increase our productivity.

•	Build a powerful brand in each of our local markets.

      Our strategies are supported by our use of information technology. We have used our significant scale to become an industry leader in marketing our stores and vehicle inventory via the Internet. By pursuing our strategies and leveraging information technology to enhance our customer relationships, we hope to convince potential customers who live or work in our markets that an educated vehicle buying decision cannot be made without considering our stores.

      A key component of our strategy is to maximize the return on investment generated by the use of the free cash flow that our business generates. We expect to use our free cash flow to make capital investments in our current business, to complete strategic dealership acquisitions in our key markets and to repurchase our common stock pursuant to our Board-authorized share repurchase program. Our capital allocation decisions will be based on such factors as the expected rate of return on our investment, the market price of our common stock, the potential impact on our capital structure and our ability and willingness to complete strategic dealership acquisitions in our key markets.

Deliver a Superior Customer Experience

      Our goal is to deliver a superior customer experience at our stores. Our efforts to improve our customers’ experiences at our stores include the following practices and initiatives in key areas of our business:

•	Improving Customer Service: The success of our stores depends in significant part on our ability to deliver positive experiences to our customers. We are continuing to develop and implement standardized customer-friendly sales and service processes based on our stores’ demonstrated “best practices,” which we expect to improve the sales and service experiences of our customers and position us to obtain significant repeat and referral business. We emphasize the importance of customer satisfaction to our key store personnel by basing a portion of their compensation on the quality of customer service they provide in connection with vehicle sales and service.

•	Increasing Parts and Service Sales: Our goal is to develop long-term relationships with our customers so that they rely on us for all of their vehicle service needs. Our key initiatives for our parts and service business are focused on optimizing our processes, pricing and promotion. We are beginning to implement across all of our stores a standardized service process, which is designed to ensure that we offer our customers the complete range of vehicle maintenance and repair services. We expect that our service process will increase our customer-pay service and parts business. Our efforts at optimizing our pricing are directed toward maintaining competitive pricing for commonly performed vehicle services and repairs for like brand vehicles within each of our markets. Our promotional programs take advantage of our significant scale in our markets through the use of standardized marketing communications with our customers, which are designed to market to our existing and potential customers the complete range of vehicle maintenance and repair services. As a result of our significant scale, we believe we can communicate more frequently and more effectively with our customers, which we believe sets us apart from our competitors.

•	Increasing Finance, Insurance and Other Aftermarket Product Sales: We continue to improve our finance and insurance business by using our standardized best operating practices across our store network. For example, our stores use our customer-friendly electronic finance and insurance menu, which is designed to ensure that we offer our customers the complete range of finance, insurance and other aftermarket products in a transparent manner. We offer our customers a wide variety of finance, insurance and other aftermarket products such as extended warranty contracts, maintenance programs, theft deterrent systems and various insurance products at competitive rates and prices. Additionally, we continue to focus on optimizing the mix of finance sources available for our customers’ convenience.

Leverage Our Significant Scale

      We continue to leverage our status as the largest automotive retailer in the United States to further improve our cost structure by obtaining significant cost savings in our business. The following practices and initiatives reflect our deep commitment to cost management:

•	Managing Cost and Maximizing Buying Power: We have aggressively managed our business and leveraged our scale to reduce costs and maximize our buying power. We continue to focus on developing national vendor relationships to standardize our stores’ approach to purchasing certain equipment, supplies, and services, and to improve our cost efficiencies. We have developed and are validating in certain of our operating districts our “Shared Resource Center” (SRC) concept, which we expect to improve our business controls and facilitate asset management and vendor consolidation through the centralization of key accounting and administrative activities in our districts.

•	Managing New Vehicle Inventories: We continue to manage our new vehicle inventories to optimize our stores’ supply and mix of vehicle inventory. Through the use of our web-based tracking system, in markets where our stores have critical mass in a particular line-make, we view new vehicle inventories at those same line-make stores in the aggregate and coordinate vehicle ordering and inventories across those stores. We also are targeting our new vehicle inventory purchasing to our core, or most popular, model packages. We expect our inventory management to enable us to (1) respond to customer requests better than smaller independent retailers with more limited inventories and (2) maximize the availability of the most desirable products during seasonal peak periods of customer demand for vehicles.

•	Increasing Used Vehicle Sales and Managing Used Vehicle Inventories: Each of our stores offers a variety of used vehicles. We are leveraging our status as the largest automotive retailer in the United States to develop competitive advantages over our principal used vehicle competitors and to improve our used vehicle business. We believe that, as a result of being the largest automotive retailer, we have the best access to the most desirable used vehicle inventory and are in a superior position to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which we believe are improving consumers’ attitudes toward used vehicles. We are implementing across all of our stores a web-based used vehicle inventory tool that enables our stores within each of our markets to optimize their used vehicle inventory supply, mix and pricing. We are managing our used vehicle inventory to enable us to offer our customers a greater number of desirable lower cost vehicles. Our used vehicle business strategy is focused on (1) using our customized vehicle inventory management system, which is our standardized approach to pricing, inventory mix and used vehicle asset management based on our established best practices, and (2) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size. We continue to utilize the Internet to improve our used vehicle operations by providing consumers an easy-to-navigate means to view our large on-line inventory of used vehicles.

Increase Productivity

      The following are examples of key initiatives we have implemented to increase productivity:

•	Managing Compensation: We are continuing to develop and implement standardized compensation guidelines at each of our stores that take into account our sales volume objectives, the vehicle brand and the size of the store. We continue to focus on better aligning the compensation of our employees with the performance of our stores and increasing the variability of our compensation expense.

•	Using Information Technology: We are leveraging information technology to enhance our customer relationships and increase productivity. We continue to use Compass, our proprietary web-based customer relationship management tool, across all of our stores. We have implemented Showroom Compass, as well as other customer relationship management tools, in certain of our stores. We expect these tools to enable us to promote and sell our vehicles and other products more effectively by allowing us to better understand our customer traffic flows and better manage our showroom sales processes and customer relationships. In an effort to implement our marketing programs more effectively, we have developed a company-wide customer database that contains information on our stores’ existing and potential customers. We expect Showroom Compass and our customer database and other tools to empower us to implement our customer relationship strategy more effectively and improve our productivity.

•	Training Employees. One of our key initiatives to improve our productivity is our customized comprehensive training program for key store employees. We believe that having well-trained personnel is an essential requirement for implementing standardized operating practices and policies across all of our stores. Our in-house training program educates our key store employees about their respective job roles and responsibilities and our standardized best practices, and emphasizes the importance of conducting our operations in accordance with applicable laws and regulations. As part of our training program, we engage third-party training services to conduct specialized technical training for certain of our store employees in areas such as finance and insurance and fixed operations. We also require all of our employees, from our senior management to our technicians, to participate in our Business Ethics Program, which includes web-based interactive training programs, live training workshops, written manuals and videos on specific topics, with the objective of educating our employees with respect to the laws and regulations that affect our business, as well as our ethical standards and operating policies. We expect our comprehensive training program to improve our productivity by ensuring that all of our employees consistently execute our business strategy and manage our daily operations in accordance with our best practices and policies, applicable laws and regulations and our high standards of business ethics.

Build Powerful Local-Market Brands

      In many of our key markets where we have significant market share, we are marketing our stores under a local retail brand. We continue to position these local retail brands to communicate to customers the key features that we believe differentiate our stores in our branded markets from our competitors, such as the large inventory available for customers, the variety of services that we offer to perform within a designated time or provide free of charge to our customer, our extended evening and weekend service hours and the competitive pricing we offer for widely available services. We believe that by having our stores within each local market speak with one voice to the automobile-buying public, we can achieve marketing and advertising cost savings and efficiencies that generally are not available to many of our local competitors. We also believe that we can create superior retail brand awareness in our markets.

      We have thirteen local brands in our key markets, including “Maroone” in South Florida; “John Elway” in Denver, Colorado; “AutoWay” in Tampa, Florida; “Courtesy” in Orlando, Florida; “Desert” in Las Vegas, Nevada; “Team” in Atlanta, Georgia; “Mike Shad” in Jacksonville, Florida; “Dobbs” in Memphis, Tennessee; “Fox” in Baltimore, Maryland; “Mullinax” in Cleveland, Ohio; “Appleway” in Spokane, Washington; “Champion” in South Texas; and “Power” in Southern California. The stores we operate under local retail brands as of December 31, 2003 accounted for approximately 55% of our total revenue during fiscal 2003.

Operations

      As of December 31, 2003, we owned and operated 367 new vehicle franchises from 283 stores located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 98% of the new vehicles that we sold in 2003, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.

      Our stores offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. For a discussion of how we intend to leverage our strengths to improve our operations, you should read the “Business Strategy” section of this document.

      Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same franchise. Accordingly, we depend in large part on the automotive manufacturers and distributors to provide us with high-quality vehicles that consumers desire and to supply us with such vehicles at suitable quantities and prices and at the right times. Our operations, particularly our sales of new vehicles, are impacted by the sales incentive programs conducted by the automotive manufacturers to spur consumer demand for their vehicles. We generally acquire used vehicles from customer trade-ins, at the termination of leases and, to a lesser extent, auctions and other sources. We generally recondition used vehicles acquired for retail sale at our stores’ service facilities and capitalize costs related thereto as used vehicle inventory. Used vehicles that we do not sell at our stores generally are sold at wholesale through auctions.

      We provide a wide variety of financial products and services to our customers in a convenient manner and at competitive prices. We arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, in exchange for a commission payable to us by the third-party lender. Commissions that we receive from these third-party lenders may be subject to chargeback, in full or in part, if loans that we arrange are defaulted or prepaid or upon other specified circumstances. However, our exposure to loss in connection with arranging third-party financing generally is limited to the commissions that we receive. Since our mid-1999 exit from the vehicle lease underwriting business and our December 2001 exit from the retail auto loan underwriting business, we have not directly financed our customers’ vehicle leases or purchases. In July 2003, we sold the remainder of our finance receivables portfolio with respect to auto leases and loans that we had underwritten and received proceeds equal to the net carrying value of the financing receivables and servicing liabilities at the close of the transaction.

      We also offer our customers various vehicle warranty and extended protection products, including extended warranties, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), credit insurance, lease “wear and tear” insurance and theft protection products at competitive prices. The vehicle warranty and extended protection products that our stores currently offer to customers are underwritten and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission and participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. Commissions that we receive from these third-party providers may be subject to chargebacks, in full or in part, if products that we sell, such as extended warranties, are cancelled. We establish an estimated liability for chargebacks against revenue recognized from sales of finance and vehicle protection products during the period in which the related revenue is recognized.

      Our stores also provide a wide range of parts and vehicle maintenance and repair services, including warranty work that can be performed only at franchised dealerships and customer-pay service work. Additionally, we operate collision repair centers in most of our key markets that provide paint and repair services. We have developed relationships with national insurance companies that establish our stores and collision centers as preferred providers of collision repair services.

Sales and Marketing

      We retailed approximately 660,000 new and used vehicles through our stores in 2003. We sell a broad range of well-known vehicle makes within each of our markets.

      Our marketing efforts focus on mass marketing and targeted marketing in our local markets and are designed to build our business with a broad base of repeat, referral and new customers. We engage in marketing and advertising primarily through newspapers, radio, television, direct mail and outdoor billboards in our local markets. As we have consolidated our operations in certain of our key markets under one local retail brand name, we have been able to focus our efforts on building consumer awareness of the selected local retail brand name rather than on the individual legacy names under which our stores operated prior to their acquisition by us. We also continue to develop newspaper, television and radio advertising campaigns that we can modify for use in multiple local markets. We expect to continue to realize cost efficiencies with respect to advertising expenses that are not generally available to smaller retailers, due to our ability to obtain efficiencies in developing advertising campaigns and due to our ability to gain volume discounts and other concessions as we increase our presence within our key markets and operate our stores under a single retail brand name in our local markets.

      We also have been able to use our significant scale to market our stores and vehicle inventory via the Internet. According to industry analysts, the majority of new car buyers nationwide consult the Internet for new car information, which is resulting in better-informed customers and a more efficient sales process. As part of our e-commerce marketing strategy, we are focused on (1) developing websites and an Internet sales process that appeal to on-line automobile shoppers; (2) obtaining high visibility on the Internet, whether through our own websites or through strategic partnerships and alliances with other e-commerce companies, including Microsoft’s MSN Autos, America Online, Edmunds, Kelley Blue Book, Yahoo! Autos, and others; and (3) developing and maintaining a cost structure that permits us to operate efficiently. In addition, under the terms of our strategic alliances and partnerships with e-commerce companies, we have access to hundreds of thousands of customer leads, which increases our potential for new and used vehicle sales. We respond to and track such customer leads and sales with Compass, as well as other tools.

Agreements with Vehicle Manufacturers

      We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described in the following paragraph, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness and customer satisfaction), which, if we do not satisfy, are likely to adversely impact our ability to make further acquisitions of such manufacturer’s stores or result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits on the number of stores that we may acquire of the particular manufacturer, nationally, regionally and in local markets, and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our board of directors during a specified time period, the acquisition of 20% or more of the voting stock of our company by another manufacturer or distributor or the acquisition of 50% or more of our voting stock by a person, entity or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets.

      We operate each of our new vehicle stores under a franchise agreement with a vehicle manufacturer or distributor. The franchise agreements grant the franchised automotive store a non-exclusive right to sell the manufacturer or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our stores the right to use the manufacturer or distributor’s trademarks in connection with their operations, and they also impose numerous operational requirements and restrictions relating to inventory levels, working capital levels, the sales process, marketing and branding, showroom and service facilities and signage, personnel, changes in management and monthly financial reporting, among other things. The contractual terms of our stores’ franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases manufacturers have undertaken to renew such franchises upon expiration so long as the store is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Our stores’ franchise agreements provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes (including performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction). However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. From time to time, certain manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our stores. We generally work with these manufacturers to address the asserted performance issues. For a further discussion, please refer to the risk factor captioned “We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores” in the “Risk Factors; Forward Looking Statements May Prove Inaccurate” section of this document.

Regulations

Automotive and Other Laws and Regulations

      We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

      Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws and regulations. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

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

      Most of our stores utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from operations such as auto body painting may be subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.

      Some of our stores are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. The remediation or clean-up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.

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

Competition

      We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile store managerial experience and strong retail locations and facilities. According to the National Automotive Dealers Association, Manheim Auctions and reports of various industry analysts, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships and approximately 54,000 independent used vehicle dealers. Several other public companies operate numerous automotive retail stores on a national or regional basis. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. Additionally, we are subject to competition in the automotive retailing business from private market buyers and sellers of used vehicles.

      In general, the vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a given vehicle line or make may operate. Under most of our framework agreements with the vehicle manufacturers, our ability to acquire multiple dealers of a given line-make within a particular market is limited. We are also restricted by various state franchise laws from relocating our stores or establishing new stores of a particular line-make within any area that is served by another dealer of the same line-make, and we generally need the manufacturer to approve the relocation or grant a new franchise in order to relocate or establish a store. Accordingly, to the extent that a market has multiple dealers of a particular line-make, as most of our key markets do with respect to most vehicle lines we sell, we are subject to significant intra-brand competition.

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

Insurance and Bonding

      Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of federal and state laws or regulatory requirements.

      The automotive retailing business is also subject to substantial risk of property loss due to the significant concentration of property values at store locations. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of our various insurance programs, including property and casualty and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third party insurance carriers. We estimate the ultimate costs of these retained insurance risks based on actuarial evaluation and historical claims experience, adjusted for current trends and changes in claims-handling procedures. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Employees

      As of December 31, 2003, we employed approximately 28,000 full time employees, approximately 500 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

Seasonality

      Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter weather conditions. Accordingly, we expect our revenue and operating income generally to be lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as changing economic conditions and vehicle manufacturer incentive programs.

Trademarks

      We own a number of registered service marks and trademarks, including, among other marks, AutoNation (ARTWORK)® and AutoNation®. Pursuant to agreements with vehicle manufacturers, we have the right to use and display manufacturers’ trademarks, logos and designs at our stores and in our advertising and promotional materials, subject to certain restrictions. We also have licenses pursuant to various agreements with third parties authorizing the use and display of the marks and/or logos of such third parties, subject to certain restrictions. The current registrations of our service marks and trademarks in the United States and foreign countries are effective for varying periods of time, which we may renew periodically, provided that we comply with all applicable laws.

Executive Officers of Autonation

      We provide below information regarding each of our executive officers.

Name	Age	Position

Mike Jackson	55	Chairman of the Board and Chief Executive Officer
Michael E. Maroone	50	President and Chief Operating Officer
Craig T. Monaghan	47	Senior Vice President and Chief Financial Officer
Jonathan P. Ferrando	38	Senior Vice President, General Counsel and Secretary
Kevin P. Westfall	48	Senior Vice President, Finance & Insurance and Fixed Operations

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

      Michael E. Maroone has served as our President and Chief Operating Officer since August 1999. Following our acquisition of the Maroone Automotive Group in January 1997, Mr. Maroone served as President of our New Vehicle Dealer Division. In January 1998, Mr. Maroone was named President of our Automotive Retail Group with responsibility for our new and used vehicle operations. Prior to joining our company, Mr. Maroone was President and Chief Executive Officer of the Maroone Automotive Group, one of the country’s largest privately-held automotive retail groups prior to its acquisition by us.

      Craig T. Monaghan has served as our Senior Vice President and Chief Financial Officer since May 2000. From June 1998 to May 2000, Mr. Monaghan was Chief Financial Officer of iVillage.com, a leading women’s network on the Internet. From 1991 until June 1998, Mr. Monaghan served in various executive capacities for Reader’s Digest Association, Inc., most recently as Vice President and Treasurer. Prior to joining Reader’s Digest, Mr. Monaghan worked in the finance groups of Bristol-Myers Squibb Company and General Motors Corporation.

      Jonathan P. Ferrando has served as our Senior Vice President, General Counsel and Secretary since January 2000. Mr. Ferrando joined our Company in July 1996 and served in various capacities within our Legal Department, including as Senior Vice President and General Counsel of our Automotive Retail Group from March 1998 until January 2000. Prior to joining our company, Mr. Ferrando was a corporate attorney with Skadden, Arps, Slate, Meagher & Flom from 1991 until 1996.

      Kevin P. Westfall has served as our Senior Vice President — Finance and Insurance and Fixed Operations since May 2003. From 2001 until May 2003, Mr. Westfall served as our Senior Vice President — Finance and Insurance. Previously, he served as President of our former wholly-owned captive finance company, AutoNation Financial Services, from 1997 through 2001. He is also the former President of BMW Financial Services for North America.

Risk Factors; Forward-Looking Statements May Prove Inaccurate

      Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Our business and results of operations are dependent in large part on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

      The automotive retailing industry historically has been subject to substantial cyclical variation characterized by periods of oversupply of new vehicles and weak consumer demand. We believe that many factors affect industry-wide sales of new vehicles and retailers’ gross profit margins, including consumer confidence in the economy, the level of manufacturers’ excess production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Significant increases in interest rates, in particular, could significantly impact industry new vehicle sales due to the direct relationship between higher rates and higher monthly loan payments, a critical factor for many vehicle buyers. The length of consumer auto loans has increased recently and leasing of vehicles has decreased, which may result in customers deferring vehicle purchases in the future. We experienced downward pressure on our new vehicle gross profit margins during 2003, which we believe was largely due to manufacturers’ excess production capacity and increased competition in the industry. Our new vehicle sales may differ from industry sales, including due to particular economic conditions and other factors in the geographic markets in which we operate. A significant decrease in new vehicle sales levels in the United States (or in our particular geographic markets) during 2004 as compared to 2003, or a further decrease in new vehicle gross profit margins, could cause our actual earnings results to differ materially from our prior and projected earnings results. Economic conditions and the other factors described above also may materially adversely impact our sales of used vehicles, finance and vehicle protection products, vehicle service and parts and repair services.

We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

      The major vehicle manufacturers have significant influence over the operations of our stores, including due to the terms and conditions of our framework, franchise and related agreements, and the manufacturers’ interests and objectives may, in certain circumstances, conflict with our interests and objectives. For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness and customer satisfaction, and can influence our ability to acquire additional stores, the naming and marketing of our stores, the operations of our e-commerce sites, our selection of store management, the condition of our store facilities, product stocking and advertising spending levels, and the level at which we capitalize our stores. From time to time, we are precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, sales effectiveness and customer satisfaction) until our performance improves in accordance with the agreements, subject to applicable state franchise laws. Manufacturers also have the right to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the financial condition, results of operations, cash flows and prospects of our stores in the market in which the franchise action is taken. The framework, franchise and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management or any unapproved transfer of franchise rights) subject to state laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our stores. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction and other performance requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows and prospects.

      In addition, some of our framework agreements give the manufacturer or distributor the right to acquire, at fair market value, our automotive stores franchised by that manufacturer in specified circumstances upon the exercise of remedies under the indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities.

Our stores are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our store operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

      The success of our stores is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. The success of our stores is dependent on a vehicle manufacturer’s ability to produce and allocate to our stores an attractive, high quality and desirable product mix at the right time in order to satisfy customer demand. Additionally, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, advertising assistance and inventory financing assistance. Beyond funds paid directly to their franchisees, the manufacturers also from time to time have established various incentive programs designed to spur consumer demand for their vehicles, such as 0% financing offers. From time to time, manufacturers modify and discontinue these dealer assistance and consumer incentive programs, which could have a significant adverse effect on our consolidated results of operations and cash flows. The core brands of vehicles that we sell, representing approximately 98% of the new vehicles that we sold in 2003, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW. Any event that has a material adverse effect on our relationships with these vehicle manufacturers or the financial condition, management or designing, marketing, production or distribution capabilities of these manufacturers or others with whom we hold franchises, such as general economic downturns or recessions, increases in interest rates, labor strikes, supply shortages, adverse publicity, product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, may result in a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

      We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

      Many of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company and the other dealership defendants are appealing that ruling to the Texas Supreme Court. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. We and the other dealership defendants are appealing the ruling. In August 2003, the plaintiffs and certain key defendants, including our Texas stores, reached an understanding on proposed settlement terms for all three cases. However, certain conditions to the adoption of the proposed settlement were not satisfied, and a settlement was not reached. We intend to vigorously assert available defenses in connection with the TADA lawsuits. Further, we may have certain rights of indemnification with respect to certain aspects of these lawsuits. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

      In addition to the foregoing cases, we also are a party to numerous other legal proceedings that arose in the conduct of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

Our operations, including, without limitation, our sales of finance, insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

      The automotive retailing industry, including our facilities and operations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to sales of finance, insurance and vehicle protection products, licensing, consumer protection, environmental, health and safety, wage-hour, anti-discrimination and other employment practices. Specifically with respect to the sale of finance, insurance and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environment, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our existing or acquired facilities in compliance therewith.

      Legislative or similar measures have recently been introduced in certain states to limit the fees that dealerships may earn in connection with arranging financing for vehicle purchasers or to require disclosure to consumers of the fees that stores earn to arrange financing. Recent litigation against certain vehicle manufacturers’ captive finance subsidiaries alleging discriminatory lending practices has resulted in settlements, and may result in future settlements, that could adversely impact the fees earned by our stores in connection with the origination of consumer loans. Although we believe that there are compelling arguments against measures of the sort described above, the enactment of laws and regulations that impair or restrict our finance and insurance operations could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

Our ability to grow our business may be limited by our ability to acquire automotive stores in key markets on favorable terms or at all.

      The automotive retail industry is a mature industry. Accordingly, the growth of our automotive retail business since our inception has been primarily attributable to acquisitions of franchised automotive dealership groups. As described above, manufacturer approval of our proposed acquisitions generally is subject to our compliance with applicable performance standards (including with respect to matters such as sales volume, sales effectiveness and customer satisfaction) or established acquisition limits, particularly regional and local market limits. In addition, in the current environment, it has been difficult to find dealership acquisitions in our core markets that meet our return on investment targets, including due to the acquisition price expectations of sellers, and there can be no assurance that we will be able to find a significant number of acquisition targets that meet our return thresholds in the future. As a result, we cannot assure you that we will be able to continue to acquire stores selling desirable automotive brands at desirable locations in our key markets or that any such acquisitions can be completed on favorable terms or at all. Acquisitions involve a number of risks, many of which are unpredictable and difficult to quantify or assess, including, among other matters, risks relating to known and unknown liabilities of the acquired business and projected operating performance.

We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

      A significant increase in interest rates will cause our interest rates under our revolving credit facilities, mortgage facilities and certain of our floorplan notes payable to increase. Although we expect increases in our interest rates under our floorplan notes payable to be partially offset by increases in floorplan assistance from the automotive manufacturers and by interest rate hedge transactions that we enter into from time to time, we cannot assure you that a significant increase in interest rates would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

      The indenture relating to the $450.0 million of 9% senior unsecured notes that we sold in August 2001 and the credit agreements relating to our two revolving credit facilities contain numerous financial and operating covenants that limit the discretion of our management with respect to various business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and repurchases of our shares) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Our revolving credit facilities also require us to meet certain financial ratios and tests that may require us to take action to reduce debt or act in a manner contrary to our business objectives. A failure by us to comply with the obligations contained in our revolving credit facilities or the indenture could result in an event of default under our revolving credit facilities or the indenture, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. If any debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by that manufacturer in specified circumstances upon the exercise of remedies under the indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities.

We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

      Goodwill and indefinite-lived intangibles are subject to at least an annual assessment for impairment by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. These impairment assessments may result in a material, non-cash write-down of goodwill or franchise values. An impairment would have a material adverse impact on our results of operations and shareholders’ equity.

Item 2.	PROPERTIES

      We lease our corporate headquarters facility pursuant to a lease expiring in 2010. As of February 2004, we also own or lease numerous facilities relating to our operations in 19 states. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots and offices. We believe that our facilities are sufficient for our needs and are in good condition in all material respects.

Item 3.	LEGAL PROCEEDINGS

      We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

      Many of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the TADA and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company is appealing that ruling to the Texas Supreme Court. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. We are appealing the ruling. In August 2003, the plaintiffs and certain key defendants, including our Texas stores, reached an understanding on proposed settlement terms for all three cases. However, certain conditions to the adoption of the proposed settlement were not satisfied, and the settlement discussions were discontinued. We intend to vigorously assert available defenses in connection with the TADA lawsuits. Further, we may have certain rights of indemnification with respect to certain aspects of these matters. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

      In addition to the foregoing cases, we also are a party to numerous other legal proceedings that arose in the conduct of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2003.

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

	High	Low

2003
Fourth Quarter	$19.00	$17.17
Third Quarter	$19.19	$15.36
Second Quarter	$16.45	$12.63
First Quarter	$13.91	$11.61
2002
Fourth Quarter	$12.63	$9.05
Third Quarter	$14.79	$10.17
Second Quarter	$18.73	$13.50
First Quarter	$14.30	$10.64

      On March 5, 2004, the closing price of our common stock was $16.68 per share as reported by the NYSE. As of March 5, 2004, there were approximately 3,000 holders of record of our common stock.

      We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities restrict our ability to declare and pay cash dividends.

      Information about our equity compensation plans is set forth in Item 12 of this Form 10-K.

Item 6.	SELECTED FINANCIAL DATA

      You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,

	2003	2002		2001	2000	1999

	(In millions, except per share data)
Revenue	$19,381.1	$19,478.5		$19,989.3	$20,599.0	$20,099.0
Income (loss) from continuing operations	$506.1	$381.6		$245.0	$328.1	$(31.5)
Net income	$479.2	$381.6		$232.3	$329.9	$282.9
Basic earnings (loss) per share:
Continuing operations	$1.81	$1.20		$.74	$.91	$(.07)
Discontinued operations	$(.04)	—		$(.04)	—	$.73
Cumulative effect of accounting change	$(.05)	—		—	—	—
Net income	$1.71	$1.20		$.70	$.91	$.66
Diluted earnings (loss) per share:
Continuing operations	$1.76	$1.19		$.73	$.91	$(.07)
Discontinued operations	$(.04)	$—		$(.04)	$—	$.73
Cumulative effect of accounting change	$(.05)	—		—	—	—
Net income	$1.67	$1.19		$.69	$.91	$.66
Diluted weighted average common shares outstanding	287.0	321.5		335.2	361.4	429.8
Total assets	$8,823.1	$8,502.7	(1)	$8,065.4	$8,867.3	$9,583.1
Long-term debt, net of current maturities	$808.5	$642.7		$647.3	$850.4	$836.1
Shareholders’ equity	$3,949.7	$3,910.2		$3,827.9	$3,842.5	$4,601.2

(1)	See Note 24 to Notes to Consolidated Financial Statements.

      See Notes 10, 12, 13, 14, 15, 16, 18 of Notes to Consolidated Financial Statements for discussion of shareholders’ equity, finance underwriting and asset securitizations, restructuring activities and impairment charges, income taxes, earnings (loss) per share, discontinued operations, and acquisitions and divestitures, respectively, and their effect on comparability of year-to-year data. See “Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters” for a discussion of our dividend policy.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

      As further discussed in Note 24, Prior Year Reclassifications and Disaggregations, of Notes to Consolidated Financial Statements, in an effort to improve reporting consistency within our automotive retailing peer group, certain amounts have been reclassified from the previously reported financial statements to conform with the income statement presentation of the current period. Finance and Insurance Revenue has been adjusted to include corporate volume incentives that were previously included in Other Revenue. Additionally, Used Vehicle Revenue and Cost of Sales have been adjusted to include the results of wholesale operations that were previously included in Other Revenue and Cost of Sales. There was no impact to total revenue or total gross profit as a result of these changes.

Overview

      AutoNation, Inc. is the largest automotive retailer in the United States. As of December 31, 2003, we owned and operated 367 new vehicle franchises from 283 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 98% of the new vehicles that we sold in 2003, are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.

      We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, reducing operating expenses, leveraging our market brands and advertising, improving asset management and sharing and implementing best practices across all of our stores.

      The automotive retailing industry historically has been subject to substantial cyclical variation characterized by periods of oversupply of new vehicles and weak consumer demand. We believe that many factors affect industry-wide sales of new vehicles and retailers’ gross profit margins, including, among other factors, consumer confidence in the economy, the level of manufacturers’ excess production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates and the level of personal discretionary spending.

      For the years ended December 31, 2003 and 2002, we had net income from continuing operations of $506.1 million and $381.6 million, respectively, and diluted earnings per share from continuing operations of $1.76 and $1.19, respectively. Our results of operations in 2003 benefited from an Internal Revenue Service (“IRS”) settlement (which resulted in the recognition of an income tax benefit of $127.5 million) and the leveraging of our cost structure. Additionally, our earnings per share benefited from our repurchase of outstanding shares.

      During 2003, we experienced a decrease in new vehicle volume due to lower consumer demand in certain markets in which we operate and for certain brands sold by us. We experienced downward pressure on our new vehicle gross profit margins during 2003, which we believe was largely due to manufacturers’ excess production capacity and intense competition in the industry. While we anticipate that the new vehicle market will remain intensely competitive in 2004 and that manufacturers will look to reduce incentives offered to consumers, we expect that an improving economic environment will stabilize both new vehicle volumes and margins. However, the level of retail sales and gross profit for 2004 is very difficult to predict. Also, 2003 benefited from increased finance and insurance revenue and gross profit due to increased product penetration and lower interest rates. Significantly higher interest rates in 2004 may negatively impact finance and insurance revenue and gross profit.

      The following factors have impacted our financial condition and results of operations in 2003 and may cause our reported financial data not to be indicative of our future financial condition and operating results:

•	Income Taxes: In 2003, we entered into a settlement agreement with the IRS with respect to certain transactions entered into in 1997 and 1999, whereby we agreed to make certain payments to the IRS through March 2007. As a result of the settlement, we recognized an income tax benefit of $127.5 million from the reduction of previously recorded deferred tax liabilities. In July 2003, we made a $366 million prepayment of the initial amount due March 2004. Interest expense in 2003 related to the IRS settlement totaled $12.1 million. See further discussion under the heading “Non-operating Income (Expense) — Income Tax Benefit from IRS Settlement.” Additionally, in 2003, we recorded net income tax benefits totaling $13.4 million related to favorable adjustments and the resolution of various income tax matters.

•	Share Repurchases: During 2003, we acquired 39.2 million shares of our common stock for an aggregate purchase price of $575.2 million. As of December 31, 2003, we have Board authoriza-

tion for approximately $295.2 million of additional repurchases. Our revolving credit facilities and the indenture for our senior unsecured notes contain restrictions on our ability to make share repurchases. See further discussion under the heading “Financial Condition.”

•	Accounting for Manufacturer Allowances: As of January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” The adoption of EITF 02-16 resulted in a cumulative effect of accounting change totaling $14.6 million after-tax to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost. See further discussion under the heading “New Accounting Pronouncements.”

•	Real Estate Impairment: In 2003, we recognized a $27.5 million pre-tax real estate impairment charge related to three underperforming franchised new vehicle stores that currently operate in converted used vehicle megastores. See further discussion under the heading “Other Losses (Gains).”

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

      Intangible and Long-Lived Assets — Our policies related to intangible assets determine the valuation of intangible and long-lived assets, which is a significant component of our consolidated balance sheets. Additionally, these policies affect the amount of future amortization and possible impairment charges we may incur. Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired, using the purchase method of accounting.

      Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Our principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. We generally expect our franchise agreements to survive for the foreseeable future, and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost. We believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives.

      Goodwill and intangibles with indefinite lives are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

      We estimate the depreciable lives of our property, plant and equipment and review them for impairment when events or circumstances indicate that their carrying amounts may be impaired. We periodically evaluate the carrying value of assets held for sale to determine if, based on market conditions, the values of these assets should be adjusted. Although we believe our property, plant and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

      Revenue Recognition — The majority of our revenue is from the sales of new and used vehicles and commissions from related finance and insurance products. We recognize revenue in the period in which products are sold or services are provided. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed and (ii) vehicle protection products sold. An estimated liability for chargebacks against revenue recognized from sales of finance and vehicle protection products is established during the period in which the related revenue is recognized. We may also participate in future underwriting profit, pursuant to retrospective commission arrangements, that would be recognized over the life of the policies. Rebates, holdbacks, floorplan assistance and certain other dealer credits received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later. In the future, should changes in conditions cause us to determine that these criteria have not been met, revenue recognized for any reporting period could be adversely affected.

      Other — Additionally, significant estimates have been made by us in the accompanying Consolidated Financial Statements including allowances for doubtful accounts, used vehicles and parts inventory valuations reserves, reserves for self-insurance programs, reserves for legal proceedings, and reserves for estimated tax liabilities.

Reported Operating Data

	Years Ended December 31,

			2003 vs. 2002			2002 vs. 2001

			Variance			Variance
			Favorable/			Favorable/
	2003	2002	(Unfavorable)	% Variance	2001	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Revenue:
New vehicle	$11,791.2	$11,694.8	$96.4	.8	$12,000.0	$(305.2)	(2.5)
Used vehicle	4,492.3	4,709.8	(217.5)	(4.6)	4,997.2	(287.4)	(5.8)
Parts and service	2,457.2	2,453.3	3.9	.2	2,404.9	48.4	2.0
Finance and insurance	601.1	563.7	37.4	6.6	528.9	34.8	6.6
Other	39.3	56.9	(17.6)		58.3	(1.4)

Total revenue	$19,381.1	$19,478.5	$(97.4)	(.5)	$19,989.3	$(510.8)	(2.6)

Gross profit:
New vehicle	$852.3	$909.9	$(57.6)	(6.3)	$964.6	$(54.7)	(5.7)
Used vehicle	403.1	394.7	8.4	2.1	418.0	(23.3)	(5.6)
Parts and service	1,072.2	1,068.3	3.9	.4	1,039.2	29.1	2.8
Finance and insurance	601.1	563.7	37.4	6.6	528.9	34.8	6.6
Other	34.1	49.9	(15.8)		49.9	—

Total gross profit	2,962.8	2,986.5	(23.7)	(.8)	3,000.6	(14.1)	(.5)
Selling, general & administrative expenses	2,157.7	2,200.9	43.2	2.0	2,207.2	6.3	.3
Depreciation	69.4	67.3	(2.1)		70.7	3.4
Amortization	1.6	2.4	.8		81.2	78.8
Loan and lease underwriting losses (income), net	(6.3)	(13.9)	(7.6)		89.6	103.5
Other losses (gains)	26.3	3.4	(22.9)		(14.8)	(18.2)

Operating income	714.1	726.4	(12.3)	(1.7)	566.7	159.7	28.2
Floorplan interest expense	(71.4)	(74.8)	3.4	4.5	(126.7)	51.9	41.0
Interest expense — IRS settlement	(12.1)	—	(12.1)		—	—
Other interest expense	(59.7)	(50.4)	(9.3)	(18.5)	(43.7)	(6.7)	(15.3)
Interest income	3.3	10.4	(7.1)	(68.3)	9.0	1.4	15.6
Other income (expense), net	16.8	6.4	10.4		(4.5)	10.9

Income from continuing operations before income taxes	$591.0	$618.0	$(27.0)	(4.4)	$400.8	$217.2	54.2

Retail vehicle unit sales:
New vehicle	414,765	426,706	(11,941)	(2.8)	453,857	(27,151)	(6.0)
Used vehicle	244,926	247,365	(2,439)	(1.0)	258,523	(11,158)	(4.3)

	659,691	674,071	(14,380)	(2.1)	712,380	(38,309)	(5.4)

Revenue per vehicle retailed:
New vehicle	$28,429	$27,407	$1,022	3.7	$26,440	$967	3.7
Used vehicle	$15,131	$15,308	$(177)	(1.2)	$15,021	$287	1.9
Gross profit per vehicle retailed:
New vehicle	$2,055	$2,132	$(77)	(3.6)	$2,125	$7	.3
Used vehicle	$1,638	$1,629	$9	.6	$1,650	$(21)	(1.3)
Finance and insurance	$911	$836	$75	9.0	$742	$94	12.7

	Years Ended December 31,

	% 2003	% 2002	% 2001

Revenue mix percentages:
New vehicle	60.8	60.0	60.0
Used vehicle	23.2	24.2	25.0
Parts and service	12.7	12.6	12.0
Finance and insurance	3.1	2.9	2.6
Other	.2	.3	.4

Total	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.2	7.8	8.0
Used vehicle	10.8	10.6	11.0
Parts and service	43.6	43.5	43.2
Total	15.3	15.3	15.0
Selling, general and administrative expenses	11.1	11.3	11.0
Operating income	3.7	3.7	2.8
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	72.8	73.7	73.6
Operating income	24.1	24.3	18.9

	December 31,

	2003	2002

Days supply:
New vehicle (industry standard of selling days, including fleet)	71 days	63 days
Used vehicle (trailing 30 days)	41 days	40 days

      The following table details net inventory carrying costs consisting of floorplan assistance, a component of new vehicle gross profit, and floorplan interest expense.

	Years Ended December 31,

			Variance		Variance
	2003	2002	2003 vs. 2002	2001	2002 vs. 2001

Floorplan assistance	$116.5	$127.9	$(11.4)	$140.8	$(12.9)
Floorplan interest expense	(71.4)	(74.8)	3.4	(126.7)	51.9

Net inventory carrying benefit	$45.1	$53.1	$(8.0)	$14.1	$39.0

Same Store Operating Data

      We have presented below our operating results for the years ended December 31, 2003 and 2002 on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of our ownership or operation.

	Years Ended December 31,

			Variance
			Favorable/
	2003	2002	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Revenue:
New vehicle	$11,541.9	$11,552.7	$(10.8)	(.1)
Used vehicle	4,357.5	4,615.7	(258.2)	(5.6)
Parts and service	2,411.4	2,408.1	3.3	.1
Finance and insurance, net	588.6	555.8	32.8	5.9
Other	24.0	37.4	(13.4)

Total revenue	$18,923.4	$19,169.7	$(246.3)	(1.3)

Gross profit:
New vehicle	$835.9	$899.6	$(63.7)	(7.1)
Used vehicle	390.5	387.1	3.4	.9
Parts and service	1,051.3	1,048.7	2.6	.2
Finance and insurance	588.6	555.8	32.8	5.9
Other	21.6	33.4	(11.8)

Total gross profit	$2,887.9	$2,924.6	$(36.7)	(1.3)

Retail vehicle unit sales:
New vehicle	406,467	421,151	(14,684)	(3.5)
Used vehicle	239,750	242,288	(2,538)	(1.0)

	646,217	663,439	(17,222)	(2.6)

Revenue per vehicle retailed:
New vehicle	$28,396	$27,431	$965	3.5
Used vehicle	$15,136	$15,361	$(225)	(1.5)
Gross profit per vehicle retailed:
New vehicle	$2,057	$2,136	$(79)	(3.7)
Used vehicle	$1,643	$1,641	$2	.1
Finance and insurance	$911	$838	$73	8.7

	Years Ended
	December 31,

	% 2003	% 2002

Revenue mix percentages:
New vehicle	61.0	60.3
Used vehicle	23.0	24.1
Parts and service	12.7	12.6
Finance and insurance	3.1	2.9
Other	.2	.1

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.2	7.8
Used vehicle	10.9	10.7
Parts and service	43.6	43.5
Total	15.3	15.3

New Vehicle

	Years ended December 31,

			2003 vs. 2002			2002 vs. 2001

			Variance			Variance
			Favorable/			Favorable/
($ in millions,	2003	2002	(Unfavorable)	% Variance	2001	(Unfavorable)	% Variance
except per vehicle data)
Reported:
Revenue	$11,791.2	$11,694.8	$96.4	.8	$12,000.0	$(305.2)	(2.5)
Gross profit	$852.3	$909.9	$(57.6)	(6.3)	$964.6	$(54.7)	(5.7)
Retail vehicle unit sales	414,765	426,706	(11,941)	(2.8)	453,857	(27,151)	(6.0)
Revenue per vehicle retailed	$28,429	$27,407	$1,022	3.7	$26,440	$967	3.7
Gross profit per vehicle retailed	$2,055	$2,132	$(77)	(3.6)	$2,125	$7	.3
Days supply (industry standard of selling days, including fleet)	71 days	63 days

Same Store:
Revenue	$11,541.9	$11,552.7	$(10.8)	(.1)
Gross profit	$835.9	$899.6	$(63.7)	(7.1)
Retail vehicle unit sales	406,467	421,151	(14,684)	(3.5)
Revenue per vehicle retailed	$28,396	$27,431	$965	3.5
Gross profit per vehicle retailed	$2,057	$2,136	$(79)	(3.7)

	Years Ended December 31,

	% 2003	% 2002	% 2001

Reported:
Revenue mix percentage	60.8	60.0	60.0
Gross profit as a percentage of revenue	7.2	7.8	8.0
Same Store:
Revenue mix percentage	61.0	60.3
Gross profit as a percentage of revenue	7.2	7.8

      New vehicle revenue for 2003 remained relatively flat compared to 2002 as the average revenue per unit increase was offset by a decrease in volume. The average increase in revenue per unit was attributable to a shift in mix to more expensive trucks and luxury vehicles. The decrease in volume is primarily due to lower consumer demand in certain markets in which we operate and for certain brands sold by us. In 2002, although we continued to benefit from high levels of manufacturer consumer incentive programs introduced during the fourth quarter of 2001, we experienced volume decreases consistent with industry declines of retail unit sales.

      We experienced downward pressure on our new vehicle gross profit margins during 2003, which we believe was largely due to manufacturers’ excess production capacity and intense competition in the industry. While we anticipate that the new vehicle market will remain intensely competitive in 2004 and that manufacturers will look to reduce incentives offered to consumers, we expect that an improving economic environment will stabilize both new vehicle volumes and margins. However, the level of retail sales and gross profit for 2004 is very difficult to predict.

      Gross profit in 2002 decreased compared to 2001 primarily due to same store sales declines partially offset by the impact of acquisitions. Same store sales in 2002 decreased in large part due to volume decreases as well as slight margin compression.

      New vehicle days supply increased eight days compared to 2002 consistent with industry inventory levels. Inventory levels were impacted by a lower than expected sales pace during December 2003. The net inventory carrying benefit (floorplan interest expense net of floorplan assistance from manufacturers) decreased in 2003 compared to 2002, primarily as a result of a decrease in floorplan assistance partially offset by a decrease in floorplan interest expense. The decrease in floorplan assistance was primarily due to lower vehicle sales and interest rates. The decrease in floorplan expense was primarily due to lower interest rates partially offset by higher inventory levels. In 2004, we expect the net inventory carrying benefit to decrease due to higher interest rates.

Used Vehicle

	Years Ended December 31,

			2003 vs. 2002			2002 vs. 2001

			Variance			Variance
			Favorable/			Favorable/
($ in millions,	2003	2002	(Unfavorable)	% Variance	2001	(Unfavorable)	% Variance
except per vehicle data)
Reported:
Retail revenue	$3,706.0	$3,786.6	$(80.6)	(2.1)	$3,883.2	$(96.6)	(2.5)
Wholesale revenue	786.3	923.2	(136.9)	(14.8)	1,114.0	(190.8)	(17.1)

Total revenue	$4,492.3	$4,709.8	$(217.5)	(4.6)	$4,997.2	$(287.4)	(5.8)

Retail gross profit	$401.1	$403.0	$(1.9)	(.5)	$426.5	$(23.5)	(5.5)
Wholesale gross profit	2.0	(8.3)	10.3		(8.5)	.2

Total gross profit	$403.1	$394.7	$8.4	2.1	$418.0	$(23.3)	(5.6)

Retail vehicle unit sales	244,926	247,365	(2,439)	(1.0)	258,523	(11,158)	(4.3)
Revenue per vehicle retailed	$15,131	$15,308	$(177)	(1.2)	$15,021	$287	1.9
Gross profit per vehicle retailed	$1,638	$1,629	$9	.6	$1,650	$(21)	(1.3)
Days supply (trailing 30 days)	41 days	40 days

Same Store:
Revenue	$4,357.5	$4,615.7	$(258.2)	(5.6)
Gross profit	$390.5	$387.1	$3.4	.9
Retail vehicle unit sales	239,750	242,288	(2,538)	(1.0)
Revenue per vehicle retailed	$15,136	$15,361	$(225)	(1.5)
Gross profit per vehicle retailed	$1,643	$1,641	$2	.1

	Years Ended December 31,

	% 2003	% 2002	% 2001

Reported:
Revenue mix percentage	23.2	24.2	25.0
Gross profit as a percentage of revenue	10.8	10.6	11.0
Same Store:
Revenue mix percentage	23.0	24.1
Gross profit as a percentage of revenue	10.9	10.7

      Used vehicle total revenue for 2003 decreased as a result of a decrease in wholesale revenue and lower used vehicle retail volume and revenue per vehicle retailed. Wholesale revenue decreased in 2003 compared to 2002 as a result of fewer trade-ins due to decreased new vehicle volume and improved management of our used vehicle inventory. The revenue per vehicle retailed decrease reflects lower prices as a function of our shift in inventory to lower cost units, which is part of our used vehicle market strategy due to the highly competitive new vehicle market. The decrease in used vehicle revenue in 2002 compared to 2001 was primarily the result of a decrease in volume, which was in large part caused by continued strong manufacturer incentives and zero percent financing for new vehicles as well as a more restrictive financing environment for used vehicles. The decrease in used vehicle revenue was also caused by a decrease in the number of units wholesaled in 2002 due to an overall decline in new and used vehicle sales.

      Used vehicle total gross profit increased slightly in 2003 primarily due to increased wholesale gross profit. Used vehicle gross profit related to wholesale was positively impacted by our used vehicle market strategy resulting in fewer vehicles being wholesaled. In 2004, we are continuing to focus on comprehensive training of used vehicle personnel as well as implementing across all of our stores a web-based used vehicle inventory tool that enables our stores within each of our markets to communicate with each other to optimize their used vehicle inventory supply, mix and pricing. The decrease in used vehicle gross profit in 2002 compared to 2001 was the result of pricing pressures from manufacturer new vehicle incentives and an oversupply of used vehicles in the marketplace.

Parts and Service

	Years Ended December 31,

			2003 vs. 2002			2002 vs. 2001

			Variance			Variance
			Favorable/	%		Favorable/	%
	2003	2002	(Unfavorable)	Variance	2001	(Unfavorable)	Variance
($ in millions, except per vehicle data)
Reported:
Revenue	$2,457.2	$2,453.3	$3.9	.2	$2,404.9	$48.4	2.0
Gross profit	$1,072.2	$1,068.3	$3.9	.4	$1,039.2	$29.1	2.8
Same Store:
Revenue	$2,411.4	$2,408.1	$3.3	.1
Gross profit	$1,051.3	$1,048.7	$2.6	.2

	Years Ended December 31,

	% 2003	% 2002	% 2001

Reported:
Revenue mix percentage	12.7	12.6	12.0
Gross profit as a percentage of revenue	43.6	43.5	43.2
Same Store:
Revenue mix percentage	12.7	12.6
Gross profit as a percentage of revenue	43.6	43.5

      Parts and service revenue is primarily derived from repair orders for service labor and related parts paid directly by customers or via reimbursement from manufacturers and others under warranties. Total parts and service revenue and gross profit remained relatively flat in 2003 compared to 2002. This was driven by improved pricing on customer-paid work offset by decreases in warranty repair orders, wholesale parts and our collision repair business. Significant decreases in domestic warranty repair orders offset import and luxury increases realized in 2003. In 2004, we will remain focused on improving customer-pay revenue and gross profit through initiatives that include implementing a standardized service process, optimizing our pricing for commonly performed vehicle services and repairs for like brand vehicles within each of our markets and using our standardized marketing communications with our customers. Revenue and gross profit in 2002 were impacted by reduced warranty volume from domestic manufacturers, and a soft collision repair market. The year 2001 included a large manufacturer recall.

Finance and Insurance

	Years Ended December 31,

			2003 vs. 2002			2002 vs. 2001

			Variance			Variance
			Favorable/	%		Favorable/	%
	2003	2002	(Unfavorable)	Variance	2001	(Unfavorable)	Variance
($ in millions, except per vehicle data)
Reported:
Revenue and gross profit	$601.1	$563.7	$37.4	6.6	$528.9	$34.8	6.6
Gross profit per vehicle retailed	$911	$836	$75	9.0	$742	$94	12.7
Same Store:
Revenue and gross profit	$588.6	$555.8	$32.8	5.9
Gross profit per vehicle retailed	$911	$838	$73	8.7

	Years Ended December 31,

	% 2003	% 2002	% 2001

Reported:
Revenue mix percentage	3.1	2.9	2.6
Same Store:
Revenue mix percentage	3.1	2.9

      Finance and insurance revenue and gross profit increased in 2003 primarily due to increased product penetration as a result of the continued usage of our menu-based finance and insurance sales process. During 2003, we focused on our underperforming fourth quartile stores and provided intensive, ongoing training of finance and insurance associates in all of our stores. In the fourth quarter of 2003, we also substantially completed the transition to manufacturer extended warranty programs and expanded our lender network to include prime and non-prime lenders. In addition, lower interest rates facilitated finance and insurance sales. Significantly higher interest rates in 2004 may negatively impact finance and insurance revenue. In 2002, increases were primarily due to increased product penetration as a result of our continued standardization of product pricing, our menu-based finance and insurance sales process and low interest rates.

Operating Expenses

Selling, General and Administrative Expenses

      In 2003, selling, general and administrative expenses decreased $43.2 million or 2%. As a percent of total gross profit, selling, general and administrative expenses improved 90 basis points as a result of our continued focus on cost-cutting and operational improvements, particularly in the areas of compensation and other selling, general and administrative expenses, partially offset by increases in advertising expenses. In the area of compensation, we continue to focus on better aligning the compensation of employees with the performance of our stores and increasing the variability of our compensation expense.

      Total selling, general and administrative expenses in 2002 decreased compared to 2001 primarily due to savings from decreased store selling, general and administration expenses particularly compensation expenses, partially offset by increases due to investments in strategic initiatives and related infrastructure.

Amortization

      The decrease in amortization in 2002 was due to the elimination of goodwill amortization as a result of new goodwill accounting rules effective January 1, 2002.

Loan and Lease Underwriting Activities

      In December 2001, we decided to exit the business of underwriting retail automobile loans for customers at our stores, which we determined was not a part of our core automotive retail business. In 2003, we sold all of the related finance receivables portfolio to a third party and received proceeds equal to the net carrying value of the finance receivables and servicing liabilities at the closing date of the transactions totaling approximately $52 million, resulting in no gain or loss on the transaction. We continue to provide automobile loans and leases for our customers through unrelated third-party financing sources.

      Loan and lease underwriting income in 2003 and 2002 was the result of our focus on the management of our finance receivables and improved collections prior to the sale of our finance receivables portfolio in 2003.

Other Losses (Gains)

      Other losses for 2003 were primarily the result of a real estate impairment charge totaling $27.5 million related to three underperforming franchised new vehicle stores which currently operate in converted used vehicle megastores.

      Other gains in 2001 primarily consists of a $19.3 million pre-tax gain from the sale of the New Jersey-based Flemington dealership group.

Non-Operating Income (Expense)

Floorplan Interest Expense

      Decreases in floorplan interest expense in 2003 and 2002 are primarily the result of lower interest rates partially offset by higher average inventory levels. For the year ended December 31, 2003, the income statement impact from interest rate hedges was not significant. There were no interest rate hedges in 2002 and 2001. See discussion in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Interest Expense — IRS Settlement

      As described below, in March 2003, we entered into a settlement agreement with the IRS. Interest expense — IRS settlement is related to interest due under the agreement from the date of settlement.

Other Interest Expense

      During 2003 and 2002, other interest expense was incurred primarily on borrowings under our mortgage facilities and the outstanding senior unsecured notes. The increase in 2003 is primarily due to incremental debt and increased amortization expense resulting from payments made by us in connection with the November 2002 amendment to our senior unsecured notes partially offset by lower interest rates. Additionally, as a result of completed capital expenditure projects, there was a lower amount of interest expense capitalized to construction in progress in 2003 compared to 2002. The increase in 2002 was primarily due to higher fixed interest expenses related to the senior unsecured notes sold in August 2001.

Interest Income

      The 2003 decrease is primarily the result of lower average cash and investment balances combined with lower interest rates. The 2002 increase is primarily due to higher average cash and investment balances, partially offset by lower interest rates.

Other Income (Expense), Net

      Other income in 2003 primarily relates to the sale of our interest in an equity-method investment in LKQ Corporation, an auto parts recycling business, for $38.3 million, resulting in a pre-tax gain of $16.5 million.

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

Provision for Income Taxes

      Income taxes have been provided based upon our anticipated underlying annual effective income tax rate. The effective income tax rate was 14.4%, 38.3% and 38.9% for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in the effective tax rate in 2002 primarily reflects the impact of the elimination of goodwill amortization, partially offset by increases to our effective state tax rates. Excluding the impact of the IRS settlement and tax adjustments, the effective income tax rate for 2003 was 38.3%.

      In March 2003, we entered into a settlement agreement with the IRS with respect to the tax treatment of certain transactions we entered into in 1997 and 1999, including a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits. Under the agreement, we agreed to pay the IRS net aggregate payments of approximately $470 million, which included an initial net payment of approximately $350 million due in March 2004 and three subsequent net payments of approximately $40 million each due March 2005, 2006 and 2007, respectively. In July 2003, we made a $366 million prepayment of the initial installment due March 2004 (net payment of $336 million, including a $30 million income tax benefit for the interest deduction). As a result of the settlement, during 2003, we recognized an income tax benefit of $127.5 million from the reduction of previously recorded deferred tax liabilities. We continue to be under federal income tax audit for the years 1997 through 2001.

      Also during 2003, we recorded net income tax benefits totaling $13.4 million related to favorable tax adjustments and the resolution of various income tax matters. In future periods, we expect additional tax adjustments from the continued resolution of various income tax matters.

      Our effective tax rate in future periods may be negatively impacted by changes in our blended state income tax rates and adjustments for other tax matters. We expect our underlying effective rate to be approximately 39% in 2004.

      See Note 14, Income Taxes, of the Notes to Consolidated Financial Statements for further information.

Business Acquisitions and Divestitures

      During the years ended December 31, 2003, 2002 and 2001, we acquired various automotive retail businesses. We paid approximately $45.9 million, $158.4 million and $69.7 million, respectively, in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. We also paid

$3.2 million, $8.1 million and $22.3 million during the years ended December 31, 2003, 2002 and 2001, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

      In April 2001, we completed the sale of our New Jersey-based Flemington dealership group for net proceeds of $59.0 million and a pre-tax gain of $19.3 million.

      We expect that future acquisitions will continue to primarily target single stores and groups of stores focused in key existing markets. As of December 31, 2003, we had entered into agreements to purchase several automotive stores that represented purchase price commitments of approximately $86.0 million in cash.

      See Note 18, Acquisitions and Divestitures, of Notes to Consolidated Financial Statements for further discussion of business combinations.

Financial Condition

      At December 31, 2003, we had $170.8 million of unrestricted cash and cash equivalents. We have two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2003 for another 364-day term to August 2004. A five-year facility, which expires in August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of our stores, and are guaranteed by substantially all of our subsidiaries. No amounts are drawn on these revolving credit facilities.

      In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2003, surety bonds, letters of credit and cash deposits totaled $87.2 million, including $56.4 million letters of credit, and have various expiration dates. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. Under the terms of the letter of credit line, the amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. Due to changes in insurance requirements, letters of credit outstanding are expected to be in the range of $60 million to $80 million in 2004.

      We also have $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

      Our revolving credit facilities, the indenture for our senior unsecured notes and mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases), and make investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require us to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage, and maximum balance sheet leverage. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage and minimum interest coverage covenants. In the event that we were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should we be in violation of the financial covenants, we could be further limited in incurring certain additional indebtedness. Our revolving credit facilities, the indenture for our senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of ours. At December 31, 2003, we were in compliance with the requirements of all such financial covenants and do not anticipate any events of default.

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

      At December 31, 2003, we had $329.7 million outstanding under mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million, which includes additional capacity obtained totaling $100.0 million during 2003. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of our stores’ real property. We drew additional amounts totaling $183.6 million of our available capacity under our mortgage facilities during 2003.

      We finance our new vehicle inventory through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of December 31, 2003, aggregate capacity of the facilities was approximately $3.8 billion, of which $2.8 billion was outstanding at December 31, 2003. We finance our used vehicle inventory primarily through our cash flow from operations.

      We sell and receive commissions on the following types of vehicle protection and other products: extended warranties, guaranteed auto protection, credit insurance, lease “wear and tear” insurance and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we primarily sell the products on a straight commission basis, however, we may sell the product, recognize commission and participate in future underwriting profit pursuant to retrospective commission arrangements. Through 2002, we assumed some of the underwriting risk through reinsurance agreements with our captive insurance subsidiaries. Effective January 1, 2003, we no longer reinsure any new extended warranties and credit insurance products. We maintain restricted cash in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to our captive insurance subsidiaries.

      During 2003, we repurchased 39.2 million shares of our common stock for an aggregate purchase price of $575.2 million. Our Board has authorized us to acquire $3.0 billion of our common stock since 1998 and, through December 31, 2003, we have acquired 224.9 million shares of our common stock for an aggregate purchase price of approximately $2.7 billion, leaving approximately $295.2 million authorized for repurchases at December 31, 2003. As of March 5, 2004, we repurchased an additional 1.7 million shares of common stock for an aggregate purchase price of $28.2 million, leaving approximately $267.0 million authorized for share repurchases. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. While we expect to continue repurchasing shares, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of our capital such as strategic store acquisitions and capital investments in our current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes and credit agreements relating to our two senior secured revolving credit facilities.

      On June 30, 2000, we completed the tax-free spin-off of ANC Rental Corporation (“ANC Rental”), which operated our former rental business. In connection with the spin-off, we agreed to provide certain guarantees on behalf of ANC Rental. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In May 2003, the bankruptcy court approved a settlement agreement among AutoNation, ANC Rental and the Committee of Unsecured Creditors in the bankruptcy that resolved potential claims relating to ANC Rentals bankruptcy, including potential claims against us arising out of the spin-off of ANC Rental (the “Settlement Agreement”). On October 14, 2003, with the approval of the bankruptcy court, substantially all of ANC Rental’s assets (the “Rental Business”) were sold to an entity controlled by Cerberus Capital Management, L.P.

      Following the sale, and pursuant to the Settlement Agreement, we continue to guarantee $29.5 million, and have committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. We also are obligated to pay one-half of any permanent reduction of such guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors in the bankruptcy. As a result of our guarantees and potential payment obligations as described above, we incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Consolidated Income Statements during 2003. The $20.0 million pre-tax charge is comprised of estimated exposure under the current guarantees and potential payment obligations and $4.4 million for the estimated fair value of the potential additional $10.5 million in guarantees.

      In addition, based on the Settlement Agreement and assessment of the risks involved in each matter, and excluding the 2003 after-tax charge of $12.3 million, we estimate remaining potential pre-tax financial exposure related to ANC Rental of up to $20 million ($12 million after-tax).

      As a matter of course, we are regularly audited by various tax authorities. From time to time, these audits result in proposed assessments. Other tax accruals totaled $307.3 million and $361.3 million at December 31, 2003 and 2002, respectively, and relate to various tax matters where the ultimate resolution may result in us owing additional tax payments. These matters are expected to be resolved within the next two years. We believe that our tax positions comply with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. See Note 14, Income Taxes, of Notes to Consolidated Financial Statements for additional discussion of income taxes, including the impact of our March 2003 settlement with the IRS.

Cash Flows

      Cash and cash equivalents increased (decreased) by $(5.4) million, $48.1 million and $43.5 million during the years ended December 31, 2003, 2002 and 2001, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

      Cash provided by operating activities was $263.9 million, $542.5 million and $540.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable which directly relate to new vehicle inventory. The decrease in 2003 compared to 2002 was driven mainly by the IRS settlement payment of $366.0 million.

Cash Flows from Investing Activities

      Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, activity from our former installment loan portfolio (all of which was sold in 2003), purchases and sales of investments and other transactions as further described below.

      Capital expenditures, excluding property operating lease buy-outs, were $123.5 million, $163.4 million and $156.5 million during the years ended December 31, 2003, 2002 and 2001, respectively. Approximately half of our capital investments during 2003 related to required improvements of our existing stores. The balance of our capital investments during 2003 related to upgrades to existing stores and construction of new stores. We will make additional facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We expect capital expenditures in 2004 to be in line with 2003, excluding acquisition-related spending and opportunistic lease buy-outs.

      Property operating lease buy-outs were $9.8 million, $19.8 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. We continue to analyze certain of our higher cost operating leases and evaluate alternatives in order to lower the effective financing costs. From January 1, 2004 through March 5, 2004, we have executed $77.3 million in lease buy-outs.

      Proceeds from the disposal of assets held for sale were $23.1 million, $34.8 million and $71.9 million during the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are primarily from the sales of megastore and other properties held for sale.

      Cash used in business acquisitions, net of cash acquired, was $49.1 million, $166.5 million and $92.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, the Company acquired thirteen automotive retail franchises and other related assets. Cash used in business acquisitions during 2003, 2002 and 2001 includes $3.2 million, $8.1 million and $22.3 million in deferred purchase price for certain prior year automotive retail acquisitions. See discussion under the heading “Business Acquisitions and Divestitures” and in Note 18, Acquisitions and Divestitures, of Notes to Consolidated Financial Statements.

      In 2001, we received $59.0 million of cash from the divestiture of our New Jersey-based Flemington dealership group. As part of our restructuring activities in 2001 we divested of certain non-core franchised automotive stores for which we received $2.2 million of cash. See further discussion under the heading “Business Acquisitions and Divestitures” and in Note 18, Acquisitions and Divestitures, of Notes to Consolidated Financial Statements.

      Collections of installment loan receivables and other related items totaled $27.0 million, $86.7 million and $551.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. In December 2001, we decided to exit the business of underwriting retail automobile loans for customers at our stores, which we determined was not a part of our core automotive retail business. We continue to provide automotive loans and leases for our customers through unrelated third-party finance sources. In July 2003, we sold all of our finance receivables portfolio to a third party and received proceeds equal to the net carrying value of the finance receivables and servicing liabilities at the closing date of the transaction totaling $52.4 million, resulting in no gain or loss on the transaction.

      In September 2002, one of our captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred our risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company. We transferred $66.6 million of restricted assets to the third-party insurance company in exchange for the assumption of the related insurance reserves. During 2001, we moved various restricted cash deposits related to certain insurance programs to a series of restricted investments. See Note 4, Restricted Assets and Reinsurance, of Notes to Consolidated Financial Statements for additional information.

      During 2003, we sold all of our interest in an equity-method investment in LKQ Corporation, an auto parts recycling business, for $38.3 million, resulting in a pre-tax gain of $16.5 million.

Cash Flows from Financing Activities

      Cash flows from financing activities primarily include treasury stock purchases, proceeds from mortgage facilities and stock option exercises.

      We have repurchased approximately 39.2 million, 30.7 million and 27.3 million shares of our common stock during the years ended December 31, 2003, 2002 and 2001, respectively, for an aggregate price of $575.2 million, $389.9 million and $256.8 million, respectively, under our Board-approved share repurchase programs. We are targeting 2004 combined spending on acquisitions and share repurchases of approximately $400 million.

      During the years ended December 31, 2003, 2002 and 2001, we drew amounts totaling $183.6 million, $7.3 million and $153.3 million, respectively, under our mortgage facilities.

      During 2001, we received net proceeds from the issuance of senior unsecured notes of $434.7 million. These proceeds, along with the mortgage facilities drawn on in 2001, were used to repay outstanding amounts under revolving credit facilities totaling $615.0 million and certain other debt in 2001.

      During the years ended December 31, 2003, 2002 and 2001, proceeds from the exercises of stock options were $142.2 million, $78.7 million and $9.1 million, respectively. Increased activity in 2003 and 2002 was due to higher market prices for our common stock, which resulted in more exercises of stock options outstanding. A substantial portion of stock option exercises during the first six months of 2002 were made by former employees who had retained stock options as part of the ANC Rental spin-off on June 30, 2000. These options generally expired on June 30, 2002.

      Other cash used in financing activities totaled $(7.8) million in 2003 and primarily includes upfront premium amounts paid in conjunction with interest rate hedge transactions. Other cash used in financing activities totaled $11.8 million in 2002 and includes amounts paid in November 2002 related to consents obtained from the holders of our $450.0 million of 9.0% senior unsecured notes to amend the indenture governing such notes and from the lenders to amend our revolving credit facilities, allowing us to repurchase additional shares of our common stock.

      During the year ended December 31, 2001, we repaid approximately $176.5 million of debt obligations primarily related to amounts financed under a lease facility. See Note 8, Notes Payable and Long-Term Debt, of Notes to Consolidated Financial Statements for further discussion.

Cash Flows from Discontinued Operations

      Cash used in discontinued operations was $4.7 million and $8.4 million during 2003 and 2002, respectively. Cash used in 2003 and 2002 relates to payments made in conjunction with property leases assumed from ANC Rental. There was no cash used in discontinued operations in 2001.

Liquidity

      We believe that our funds generated through future operations and availability of borrowings under our floorplan notes payable, revolving credit facilities and mortgage facilities will be sufficient to fund our debt service and working capital requirements, payments due under the IRS settlement, payment of tax obligations, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions, and share repurchases through cash flow from operations, revolving credit facilities, and other financings. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At December 31, 2003, we had available capacity under our revolving credit facilities and mortgage facilities and available cash totaling approximately $675 million, net of outstanding letters of credit. We will continue to optimize our capital structure.

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

Contractual Payment Obligations

      The following table summarizes our payment obligations under certain contracts at December 31, 2003 (in millions):

	Payments Due by Period

					After 5
	Total	1 Year	2-3 Years	4-5 Years	Years

Floorplan notes payable (Note 3)*	$2,809.8	$2,809.8	$—	$—	$—
Notes payable and long-term debt (Note 8)*	824.4	15.9	155.1	508.5	144.9
Operating lease commitments (Note 9)*	405.6	63.9	104.1	79.3	158.3
IRS tax settlement payable (Note 14)*	124.0	—	82.7	41.3	—
Acquisition purchase price commitments	86.0	81.9	4.1	—	—
Lease buy-out commitments	77.3	77.3	—	—	—
Purchase obligations	85.2	59.9	13.9	4.7	6.7

Total	$4,412.3	$3,108.7	$359.9	$633.8	$309.9

*	See Notes to Consolidated Financial Statements.

      In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2003, surety bonds, letters of credit and cash deposits totaled $87.2 million, including $56.4 million letters of credit, and have various expiration dates. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. Under the terms of the letter of credit line, the amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. Due to changes in insurance requirements, letters of credit outstanding are expected to be in the range of $60 million to $80 million in 2004.

      As further discussed under the heading “Financial Condition,” in connection with ANC Rental’s spin-off, we provide certain credit enhancements and guarantees with respect to financial and other performance obligations of ANC Rental. The timing of when these obligations will be satisfied is difficult to estimate, although we believe it is likely that the majority will be satisfied in the next three years.

      As further discussed under the heading “Financial Condition,” there are various tax matters where the ultimate resolution may result in us owing additional tax payments. These matters are expected to be resolved within the next two years.

Seasonality

      Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. Accordingly, we expect our revenue and operating results to be generally lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentives programs.

New Accounting Pronouncements

      As of January 1, 2003, we adopted EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16, as it applies to us, addresses the recognition of certain manufacturer allowances and requires that manufacturer allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or costs incurred. The adoption of EITF 02-16 resulted in a cumulative effect of accounting change, net of $9.1 million of income tax, totaling $14.6 million to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost. The impact of this accounting change for the year ended December 31, 2003 was an increase of $3.3 million in Cost of Sales. On a comparable basis, the impact of this accounting change for the years ended December 31, 2002 and 2001 would have been an increase of $4.7 million and a decrease of $11.6 million, respectively, in Cost of Sales. Additionally, the adoption of EITF 02-16 impacted the accounting for certain manufacturers’ advertising allowances resulting in a reclassification that increased Selling, General and Administrative expenses and, correspondingly, reduced Cost of Sales by $18.6 million for the year ended December 31, 2003 to now reflect these allowances as a reduction of Cost of Sales. On a comparable basis, the reclassification to increase Selling, General and Administrative Expenses and to reduce Cost of Sales for the years ended December 31, 2002 and 2001 would have been $19.5 million and $21.4 million, respectively.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The adoption of SFAS 143 did not have an impact on our consolidated financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 as of December 31, 2002 and have adopted the accounting requirements effective January 1, 2003, which did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 16, Discontinued Operations, for discussion of the accounting treatment of potential future guarantees.

      In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on our consolidated financial position, results of operations or cash flows.

      In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the implementation date for certain entities to periods ending after March 14, 2004. The adoption of FIN 46 and FIN 46R, as revised, are not expected to have an impact on our consolidated financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 did not have an impact on our consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on our consolidated financial position, results of operations or cash flows.

      In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF 03-10 provides guidance on how to account for sales incentive arrangements provided by manufacturers to consumers and accepted by resellers. The provisions of EITF 03-10 apply to fiscal years beginning after November 25, 2003. The adoption of EITF 03-10 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Forward Looking Statements

      Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Our business and results of operations are dependent in large part on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

•	Our stores are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our store operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores in key markets on favorable terms or at all.

•	We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

•	Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. At December 31, 2003, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $494.7 million and had a fair value of $557.1 million. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions.

Interest Rate Risk

      At December 31, 2003 and 2002, we had variable rate floorplan notes payable totaling $2.8 billion and $2.3 billion, respectively. Based on these amounts at December 31, 2003 and 2002, a 100 basis point change in interest rates would result in an approximate $28.0 million and $23.0 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to floorplan notes payable is partially mitigated by manufacturers’ floorplan assistance which in some cases is based on variable interest rates. Net of floorplan assistance, at December 31, 2003 and 2002, a 100 basis point change in interest rates would result in an approximate $23.4 million and $17.1 million, respectively, change to our net inventory carrying costs.

      At December 31, 2003 and 2002, we had other variable rate debt outstanding totaling $329.7 million and $153.2 million, respectively. Based on the amounts outstanding at December 31, 2003 and 2002, a 100 basis point change in interest rates would result in an approximate $3.3 million and $1.5 million change to interest expense, respectively.

Hedging Risk

      We comply with Statement of Financial Accounting Standards Nos. 133, 137, 138 and 149 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires us to recognize all derivative instruments on the balance sheet at fair value. In accordance with SFAS 133, we reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. During the year ended December 31, 2003, we entered into a series of interest rate hedge transactions, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $800.0 million, designed to convert certain floating rate floorplan notes payable and mortgage notes to fixed rate debt. We have $200 million in notional swaps, which start in 2004 and effectively lock in a rate of 3.0%, and $600 million in notional collars that cap floating rates to a maximum rate no greater than 2.4%. All of our hedges mature over the next three years. For the year ended December 31, 2003, net unrealized losses related to hedges included in other comprehensive loss were $3.1 million. As of December 31, 2003, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. We had no outstanding derivatives at December 31, 2002.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

AutoNation, Inc.:

     We have audited the 2003 consolidated financial statements of AutoNation, Inc. and subsidiaries (the “Company”) as listed in the Index at Item 15. In connection with our audit of the 2003 financial statements, we also have audited the 2003 financial statement schedule as listed in the Index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 consolidated financial statements and financial statement schedule of the Company as listed in the Index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revisions described in Note 1 and Note 24 to the consolidated financial statements, in their report dated February 7, 2002.

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

     In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

     As discussed above, the 2001 consolidated financial statements of the Company as listed in the Index were audited by other auditors who have ceased operations. As described in Note 1 under the heading “Cumulative Effect of Accounting Change,” these consolidated financial statements were revised to include transitional disclosures resulting from implementing EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which was adopted by the Company as of January 1, 2003. In our opinion, the pro forma disclosure for 2001 in Note 1 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to the pro forma disclosure and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

KPMG LLP

Fort Lauderdale, Florida

February 26, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AutoNation, Inc.:

     We have audited the accompanying consolidated balance sheet of AutoNation, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss) and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit. The Company’s consolidated financial statements and financial statement schedule for the year ended December 31, 2001, before the revisions described in Note 1 and Note 24 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 7, 2002.

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

     As discussed above, the consolidated financial statements of AutoNation, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows: (a) As described in Note 1 under the heading “Intangible Assets”, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (i) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in that period to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts; (b) As described in the second paragraph of Note 24, these consolidated financial statements and related notes for the year ended December 31, 2001 have been revised to provide disaggregations of certain financial statement and note disclosures. Our audit procedures with respect to the financial statement and notes disclosures described in the second paragraph of Note 24 included (i) agreeing the previously reported amounts to the previously issued consolidated financial statements and the disaggregation of such previously reported amounts to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the such disaggregation; (c) As described in the second paragraph of Note 24, these consolidated financial statements for the year ended December 31, 2001 have been revised to reflect the reclassification of floorplan interest expense. Our audit procedures with respect to the reclassification of floorplan interest expense described in the second paragraph of Note 24 included (i) agreeing the previously reported amount to the previously issued consolidated financial statements, and (ii) testing the mathematical accuracy of the reclassification. In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

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

NOTE: The consolidated financial statements for the year ended December 31, 2001 have been revised to include: (i) the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (see Note 1 under the heading “Intangible Assets”), (ii) the disclosures required by Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” and (iii) disaggregations of certain financial statement amounts and note disclosures (see Note 24). Additionally, as described in Note 24, the consolidated income statement for the year ended December 31, 2001 has been revised to reflect the reclassification of: (i) floorplan interest expense, (ii) certain finance and insurance revenue, and (iii) wholesale revenue and cost of sales. The report of Arthur Andersen LLP presented above does not extend to these changes.

AUTONATION, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,
(In millions, except share data)

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170.8	$176.2
Receivables, net	768.3	759.8
Inventory	2,919.3	2,598.4
Other current assets	131.9	94.7

Total Current Assets	3,990.3	3,629.1
RESTRICTED ASSETS	65.8	100.8
PROPERTY AND EQUIPMENT, NET	1,696.7	1,678.4
INTANGIBLE ASSETS, NET	2,894.6	2,893.7
OTHER ASSETS	175.7	200.7

Total Assets	$8,823.1	$8,502.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable	$2,809.8	$2,302.5
Accounts payable	176.4	163.3
Notes payable and current maturities of long-term obligations	15.9	8.6
Other current liabilities	807.4	506.3

Total Current Liabilities	3,809.5	2,980.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	808.5	642.7
DEFERRED INCOME TAXES AND OTHER TAX LIABILITIES	176.4	865.3
OTHER LIABILITIES	79.0	103.8
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 293,562,137 and 333,505,325 shares issued and outstanding including shares held in treasury, respectively	2.9	3.3
Additional paid-in capital	2,581.0	3,044.1
Retained earnings	1,742.4	1,263.2
Accumulated other comprehensive income (loss)	(3.2)	4.2
Treasury stock, at cost; 23,848,974 and 35,489,409 shares held, respectively	(373.4)	(404.6)

Total Shareholders’ Equity	3,949.7	3,910.2

Total Liabilities and Shareholders’ Equity	$8,823.1	$8,502.7

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31,
(In millions, except per share data)

	2003	2002	2001

Revenue:
New vehicle	$11,791.2	$11,694.8	$12,000.0
Used vehicle	4,492.3	4,709.8	4,997.2
Parts and service	2,457.2	2,453.3	2,404.9
Finance and insurance	601.1	563.7	528.9
Other	39.3	56.9	58.3

TOTAL REVENUE	19,381.1	19,478.5	19,989.3

Cost of Sales:
New vehicle	10,938.9	10,784.9	11,035.4
Used vehicle	4,089.2	4,315.1	4,579.2
Parts and service	1,385.0	1,385.0	1,365.7
Other	5.2	7.0	8.4

TOTAL COST SALES	16,418.3	16,492.0	16,988.7

Gross Profit:
New vehicle	852.3	909.9	964.6
Used vehicle	403.1	394.7	418.0
Parts and service	1,072.2	1,068.3	1,039.2
Finance and insurance	601.1	563.7	528.9
Other	34.1	49.9	49.9

TOTAL GROSS PROFIT	2,962.8	2,986.5	3,000.6

Selling, general and administrative expenses	2,157.7	2,200.9	2,207.2
Depreciation	69.4	67.3	70.7
Amortization	1.6	2.4	81.2
Loan and lease underwriting (income) losses, net	(6.3)	(13.9)	89.6
Other losses (gains), net	26.3	3.4	(14.8)

OPERATING INCOME	714.1	726.4	566.7
Floorplan interest expense	(71.4)	(74.8)	(126.7)
Interest expense — IRS settlement	(12.1)	—	—
Other interest expense	(59.7)	(50.4)	(43.7)
Interest income	3.3	10.4	9.0
Other income (expense), net	16.8	6.4	(4.5)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	591.0	618.0	400.8
PROVISION FOR INCOME TAXES	84.9	236.4	155.8

NET INCOME FROM CONTINUING OPERATIONS	506.1	381.6	245.0
Loss from discontinued operations, net of income taxes	(12.3)	—	(12.7)

NET INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	493.8	381.6	232.3
Cumulative effect of accounting change, net of income taxes	(14.6)	—	—

NET INCOME	$479.2	$381.6	$232.3

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.81	$1.20	$.74
Discontinued operations	$(.04)	—	$(.04)
Cumulative effect of accounting change	$(.05)	—	—
Net income	$1.71	$1.20	$.70
Weighted average common shares outstanding	279.5	316.7	333.4
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.76	$1.19	$.73
Discontinued operations	$(.04)	—	$(.04)
Cumulative effect of accounting change	$(.05)	—	—
Net income	$1.67	$1.19	$.69
Weighted average common shares outstanding	287.0	321.5	335.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2003, 2002 and 2001
(In millions, except share data)

					Accumulated
					Other
					Compre-		Compre-
	Common Stock		Additional		hensive		hensive
			Paid-in	Retained	Income	Treasury	Income
	Shares	Amount	Capital	Earnings	(Loss)	Stock	(Loss)

BALANCE AT DECEMBER 31, 2000	475,559,195	$4.8	$4,664.7	$649.3	$1.0	$(1,477.3)

Comprehensive income:
Net income	—	—	—	232.3	—	—	$232.3

Other comprehensive income:
Adjustments to restricted investments, marketable securities and interest-only strip receivables	—	—	—	—	.6	—	.6

Other comprehensive income	—	—	—	—	—	—	.6

Comprehensive income	—	—	—	—	—	—	$232.9

Purchases of treasury stock	—	—	—	—	—	(256.8)
Exercise of stock options and warrants, including income tax benefit of $.9	913,535	—	10.0	—	—	—
Other	—	—	(.7)	—	—	—

BALANCE AT DECEMBER 31, 2001	476,472,730	4.8	4,674.0	881.6	1.6	(1,734.1)

Comprehensive income:
Net income	—	—	—	381.6	—	—	$381.6

Other comprehensive income:
Adjustments to marketable securities and interest-only strip receivables	—	—	—	—	2.6	—	2.6

Other comprehensive income	—	—	—	—	—	—	2.6

Comprehensive income	—	—	—	—	—	—	$384.2

Purchases of treasury stock	—	—	—	—	—	(389.9)
Treasury stock cancellation	(150,000,000)	(1.5)	(1,717.9)	—	—	1,719.4
Exercise of stock options and warrants, including income tax benefit of $9.6	7,032,595	—	88.3	—	—	—
Other	—	—	(.3)	—	—	—

BALANCE AT DECEMBER 31, 2002	333,505,325	3.3	3,044.1	1,263.2	4.2	(404.6)

Comprehensive income:
Net income	—	—	—	479.2	—	—	$479.2

Other comprehensive income:
Adjustments to hedges and interest-only strip receivables	—	—	—	—	(7.4)	—	(7.4)

Other comprehensive loss	—	—	—	—	—	—	(7.4)

Comprehensive income	—	—	—	—	—	—	$471.8

Purchases of treasury stock	—	—	—	—	—	(575.2)
Treasury stock cancellation	(50,000,000)	(.5)	(592.5)	—	—	593.0
Exercise of stock options and warrants	10,056,812	.1	128.7	—	—	13.4
Other	—	—	.7	—	—	—

BALANCE AT DECEMBER 31, 2003	293,562,137	$2.9	$2,581.0	$1,742.4	$(3.2)	$(373.4)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions, except share data)

	2003	2002	2001

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$479.2	$381.6	$232.3
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	14.6	—	—
Loss on discontinued operations	12.3	—	12.7
Depreciation	69.4	67.3	70.7
Amortization	1.6	2.4	81.2
Amortization of debt issue costs and discounts	6.0	5.0	2.9
Income taxes	(133.4)	26.9	(46.1)
Non-cash loan and lease underwriting (gains) losses	(1.0)	—	80.9
Non-cash restructuring and impairment charges, net	25.3	1.4	4.5
Other losses (gains), net	1.0	2.0	(19.3)
Gain on sale of marketable securities, net	—	(6.0)	(.4)
Gain on sale of investment in LKQ Corporation	(16.5)	—	—
Other	3.0	(8.9)	(1.8)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	(69.1)	22.7	74.9
Inventory	(390.4)	(379.5)	544.7
Other assets	65.9	(2.8)	(16.5)
Floorplan notes payable	489.0	386.0	(514.4)
Accounts payable	14.3	13.7	7.5
IRS settlement payment	(366.0)	—	—
Other liabilities	58.7	30.7	26.3

	263.9	542.5	540.1

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buy-outs	(123.5)	(163.4)	(156.5)
Property operating lease buy-outs	(9.8)	(19.8)	(7.1)
Proceeds from sale of property and equipment	1.6	29.8	26.4
Proceeds from disposal of assets held for sale	23.1	34.8	71.9
Cash used in business acquisitions, net of cash acquired	(49.1)	(166.5)	(92.0)
Cash received from divestiture of Flemington dealership group	—	—	59.0
Divestitures related to 1999 restructuring plan	—	—	2.2
Proceeds from sale of finance receivable portfolio	52.4	—	—
Collection of installment loan receivables and other related items	27.0	86.7	551.5
Funding of installment loan receivables	—	—	(565.6)
Proceeds from securitizations of installment loan receivables	—	—	96.4
Net change in restricted cash	58.1	(53.7)	121.3
Purchases of restricted investments	(26.9)	(61.3)	(174.9)
Proceed from the sales of restricted investments	—	221.2	19.9
Proceeds from sale of investment in LKQ Corporation	38.3	—	—
Transfer of restricted assets related to reinsurance agreements	—	(66.6)	—
Other	14.6	(.2)	4.0

	5.8	(159.0)	(43.5)

CASH USED IN FINANCING ACTIVITIES:
Payments of revolving credit facilities	—	—	(615.0)
Purchases of treasury stock	(575.2)	(389.9)	(256.8)
Proceeds from mortgage facilities	183.6	7.3	153.3
Payments of mortgage facilities	(9.0)	(7.4)	(1.8)
Payments of notes payable and long-term debt	(4.2)	(3.9)	(176.5)
Proceeds from issuance of unsecured senior notes	—	—	434.7
Proceeds from the exercises of stock options	142.2	78.7	9.1
Other	(7.8)	(11.8)	(.1)

	(270.4)	(327.0)	(453.1)

CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(.7)	56.5	43.5
CASH USED IN DISCONTINUED OPERATIONS	(4.7)	(8.4)	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5.4)	48.1	43.5
CASH AND CASH EQUIVALENTS at beginning of period	176.2	128.1	84.6

CASH AND CASH EQUIVALENTS at end of period	$170.8	$176.2	$128.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

      AutoNation, Inc. (the “Company”) is the largest automotive retailer in the United States. As of December 31, 2003, the Company owned and operated 367 new vehicle franchises from 283 stores located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.

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

      As further discussed in Note 24, Prior Year Reclassifications and Disaggregations, of Notes to Consolidated Financial Statements, certain amounts have been reclassified from the previously reported financial statements. The reclassifications include the reclassification of certain amounts within Intangible Assets, Net and Deferred Income Taxes and Other Tax Liabilities. Certain revenue related to corporate volume incentives which were previously included in Other Revenue have been reclassified to Finance and Insurance Revenue. Additionally, Used Vehicle Revenue and Cost of Sales have been adjusted to include the results of wholesale operations that were previously included in Other Revenue and Cost of Sales.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company in the accompanying Consolidated Financial Statements include allowances for doubtful accounts, used vehicle and parts inventory valuation reserve, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, reserves for self-insurance programs, reserves for certain legal proceedings, and reserves for estimated tax liabilities.

Cumulative Effect of Accounting Change

      As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16, as it applies to the Company, addresses the recognition of certain manufacturer allowances and requires that manufacturer allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or costs incurred. The adoption of EITF 02-16 resulted in a cumulative effect of accounting change, net of $9.1 million of income tax, totaling $14.6 million to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost. The impact of this accounting change for the year ended December 31, 2003 was an increase of $3.3 million in Cost of Sales. On a comparable basis, the impact of this accounting change for the years ended December 31, 2002 and 2001 would have been an

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase of $4.7 million and a decrease of $11.6 million, respectively, in Cost of Sales. Additionally, the adoption of EITF 02-16 impacted the accounting for certain manufacturers’ advertising allowances resulting in a reclassification that increased Selling, General and Administrative expenses and, correspondingly, reduced Cost of Sales by $18.6 million for the year ended December 31, 2003 to now reflect these allowances as a reduction of Cost of Sales. On a comparable basis, the reclassification to increase Selling, General and Administrative Expenses and to reduce Cost of Sales for the years ended December 31, 2002 and 2001 would have been $19.5 million and $21.4 million, respectively.

Inventory

      Inventory consists primarily of new and used vehicles held for sale valued using the specific identification method, net of reserves. Cost includes acquisition, reconditioning and transportation expenses. Parts and accessories are valued at lower of cost (first-in, first-out) or market, net of reserves.

Investments

      Investments, included in Other Assets in the accompanying Consolidated Balance Sheets, consist of marketable securities. Restricted investments, included in Restricted Assets, consist primarily of marketable corporate and government debt securities. Marketable securities include investments in debt and equity securities and are primarily classified as available for sale and are stated at fair value with unrealized gains and losses included in Other Comprehensive Income (Loss) in the Company’s Consolidated Balance Sheets. Other-than-temporary declines in investment values are recorded as a component of Other Income (Expense), Net in the Company’s Consolidated Income Statements. Fair value is estimated based on quoted market prices. Equity-method investments represent investments in 50% or less owned automotive-related businesses over which the Company has the ability to exercise significant influence. The Company records its initial equity-method investments at cost and subsequently adjusts the carrying amounts of the investments for the Company’s share of the earnings or losses of the investee after the acquisition date as a component of Other Income (Expense), Net in the Company’s Consolidated Income Statements. The Company continually assesses whether equity-method investments should be evaluated for possible impairment by use of an estimate of the related future undiscounted cash flows. The Company measures impairment losses based upon the amount by which the carrying amount of the investment exceeds the fair value.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pro forma net income and earnings per share for the year ended December 31, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, is as follows:

2001

Reported net income	$232.3
Add: goodwill amortization, net of tax	59.8

Pro forma net income	$292.1

Reported earnings per share:
Basic	$.70

Diluted	$.69

Pro forma earnings per share:
Basic	$.88

Diluted	$.87

      The Company’s principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. The Company generally expects its franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipates routine renewals of the agreements without substantial cost. The contractual terms of the Company’s franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases manufacturers have undertaken to renew such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. However, in general, the states in which the Company operates have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult for a manufacturer to terminate, or not renew, a franchise under these franchise laws, which were designed to protect dealers. In addition, in the Company’s experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. Accordingly, the Company believes that its franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives under SFAS 142.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As required by SFAS 142, the Company has completed impairment tests as of June 30, 2003 and 2002 and January 1, 2002 for goodwill and intangibles with indefinite lives. These tests include determining the fair value of the Company’s single reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred.

Other Assets

      Other assets consist of various items, net of applicable amortization, including, among other items, service loaner and revenue vehicle inventory which is not available for sale, property held-for-sale, notes receivable and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense using the effective interest method through maturity.

Other Current Liabilities

      Other Current Liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, finance and insurance chargeback liabilities, deferred revenue, accrued expenses and customer deposits. Other Current Liabilities also includes other tax accruals totaling $307.3 million at December 31, 2003. At December 31, 2002, other tax accruals totaled $361.3 million and were included in Deferred Income Taxes and Other Tax Liabilities. See Note 14, Income Taxes, of Notes to Consolidated Financial Statements for additional discussion of income taxes, including the impact of the Company’s March 2003 settlement with the Internal Revenue Service (“IRS”).

Stock Options

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted, the

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

	2003	2002	2001

Net income, as reported	$479.2	$381.6	$232.3
Pro forma stock-based employee compensation cost, net of taxes	(17.4)	(19.3)	(28.1)

Pro forma net income	$461.8	$362.3	$204.2

Basic earnings per share, as reported	$1.71	$1.20	$.70
Pro forma stock-based employee compensation cost	$(.06)	$(.06)	$(.09)
Pro forma basic earnings per share	$1.65	$1.14	$.61

Diluted earnings per share, as reported	$1.67	$1.19	$.69
Pro forma stock-based employee compensation cost	$(.06)	$(.06)	$(.08)
Pro forma diluted earnings per share	$1.61	$1.13	$.61
Pro forma weighted average fair value of options granted	$6.51	$4.78	$4.54

Risk free interest rates	3.30- 3.83%	2.79- 3.55%	4.44- 4.92%
Expected dividend yield	—	—	—
Expected lives	5-7 years	5-7 years	5-7 years
Expected volatility	40%	40%	40%

Derivative Financial Instruments

      The Company complies with Statement of Financial Accounting Standards Nos. 133, 137, 138 and 149 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of the Company’s interest rate hedges are designated as cash flow hedges. During the year ended December 31, 2003, the Company entered into a series of interest rate hedge transactions, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $800.0 million, designed to convert certain floating rate floorplan notes payable and mortgage facilities to fixed rate debt. The Company has $200 million in notional swaps, which start in 2004 and effectively lock in a rate of 3.0%, and $600 million in notional collars that cap floating rates to a maximum rate no greater than 2.4%. All of its hedges mature over the next three years. For the year ended December 31, 2003, net unrealized losses related to hedges included in Other Comprehensive Loss were $3.1 million in the accompanying Consolidated Financial Statements. As of December 31, 2003, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. The Company had no outstanding derivative instruments at December 31, 2002.

Revenue Recognition

      Revenue consists of sales of new and used vehicles and related finance and insurance (“F&I”) products, sales of parts and service and sales of other products. As further described below, the Company recognizes revenue in the period in which products are sold or services are provided. The Company recognizes vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by the Company for: (i) loans and leases placed with financial institutions in

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with customer vehicle purchases financed and (ii) vehicle protection products sold. Rebates, holdbacks, floorplan assistance and certain other dealer credits received directly from manufacturers are recorded as a reduction of the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later.

      The Company sells and receives a commission, which is recognized upon sale, on the following types of insurance products: extended warranties, guaranteed auto protection (“GAP,” which covers the shortfall between loan balance and insurance payoff), credit insurance, lease “wear and tear” insurance and theft protection products. The Company may also participate in future underwriting profit, pursuant to retrospective commission arrangements, that would be recognized over the life of the policies. Certain commissions earned from the sales of insurance products are subject to chargebacks should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of F&I products is recorded in the period in which the related revenue is recognized. Chargeback liabilities were $64.4 million and $62.4 million at December 31, 2003 and 2002, respectively.

      Through 2002, the Company reinsured through its captive insurance subsidiaries a portion of the underwriting risk related to extended warranty and credit insurance products sold and administered by certain independent third parties. Revenue and related direct costs from these reinsurance transactions were deferred and are recognized over the life of the policies. Effective January 1, 2003, the Company no longer reinsures any new extended warranty and credit insurance products.

      For installment loans and leases that in the past had been underwritten by the Company and not securitized, revenue from retail financing and certain loan underwriting costs were recognized over the term of the contract using the interest method. As of December 2001, the Company had exited the auto loan and lease underwriting business, and in July 2003, sold all of its finance receivables portfolio. (See further discussion in Note 12, Finance Underwriting and Asset Securitizations).

Advertising

      The Company expenses the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers’ program, which is typically after the Company has incurred the corresponding advertising expenses. Advertising expense, net of allowances was $216.5 million, $190.2 million and $183.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Advertising allowances from manufacturers were $58.0 million, $67.4 million and $64.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” See Note 1, Summary of Significant Accounting Policies — Cumulative Effect of Accounting Change, for additional discussion.

Income Taxes

      The Company and its subsidiaries file a consolidated federal income tax return. Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is based on the

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise or conversion of options and warrants. In computing diluted earnings (loss) per share, the Company has utilized the treasury stock method.

New Accounting Pronouncements

      As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” See Note 1, Summary of Significant Accounting Policies — Cumulative Effect of Accounting Change, for additional discussion.

      In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that entities record the fair value of an asset retirement obligation in the period in which it was incurred. The adoption of SFAS 143 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 were effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and has adopted the accounting requirements effective January 1, 2003, which did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 16, Discontinued Operations, for discussion of the accounting treatment of potential future guarantees.

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

      In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the implementation date for certain entities to periods ending after March 14, 2004. The adoption of FIN 46 and FIN 46R are not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”. EITF 03-10 provides guidance on how to account for sales incentive arrangements provided by manufacturers to consumers and accepted by resellers. The provisions of EITF 03-10 apply to fiscal years beginning after November 25, 2003. The adoption of EITF 03-10 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	RECEIVABLES, NET

      The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2003	2002

Contracts in transit and vehicle receivables	$394.5	$407.0
Finance receivables	—	92.9
Trade receivables	96.0	99.5
Manufacturer receivables	177.0	150.5
Income taxes refundable	36.2	6.6
Other	80.1	88.8

	783.8	845.3
Less: Allowances	(15.5)	(19.3)
Less: Allowance for finance receivables	—	(3.2)
Less: Long-term portion of finance receivables	—	(63.0)

Receivables, net	$768.3	$759.8

      Contracts in transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.

      In July 2003, the Company sold all of its finance receivables portfolio to a third party and received proceeds equal to the net carrying value of the finance receivables and servicing liabilities at the close date of the transaction totaling $52.4 million, resulting in no gain or loss on the transaction.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVENTORY AND FLOORPLAN NOTES PAYABLE

      The components of inventory at December 31 are as follows:

	2003	2002

New vehicles	$2,479.4	$2,182.4
Used vehicles	299.4	277.1
Parts, accessories and other	140.5	138.9

	$2,919.3	$2,598.4

      At December 31, 2003 and 2002, floorplan notes payable totaled $2.8 billion and $2.3 billion, respectively. Floorplan notes payable reflect amounts borrowed to finance the purchase of specific vehicle inventories at LIBOR-based rates of interest (2.6% and 3.0% weighted average for 2003 and 2002, respectively) primarily with manufacturers’ captive finance subsidiaries, and are generally due when the related vehicles are sold. Floorplan facilities are primarily collaterialized by new vehicle inventories and related receivables and contain certain financial and operational covenants. At December 31, 2003, the Company was in compliance with such covenants in all material respects. At December 31, 2003, aggregate capacity under the floorplan credit facilities was approximately $3.8 billion, of which $2.8 billion was outstanding at December 31, 2003.

4.	RESTRICTED ASSETS AND REINSURANCE

      The Company has restricted assets primarily in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses relating to its captive insurance subsidiaries.

      A summary of restricted assets at December 31 is as follows:

	2003	2002

Restricted cash	$40.3	$100.8
Restricted investments	25.5	—

	$65.8	$100.8

      Sales of available-for-sale restricted investments are as follows:

	Years Ended
	December 31,

	2003	2002	2001

Proceeds from sales	$—	$221.2	$19.9
Gross realized gains	$—	$6.7	$.1
Gross realized losses	$—	$(.7)	$—

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 and 2002, current unearned premiums and loss reserves related to the Company’s reinsurance programs were included in Other Current Liabilities and long-term unearned premiums and loss reserves were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2003	2002

Reinsurance Reserves
Unearned premiums — current portion	$17.6	$25.7
Unearned premiums — long-term portion	19.6	41.2

Total unearned premiums	$37.2	$66.9

Loss reserves — current portion	$11.7	$13.5
Loss reserves — long-term portion	.3	.6

Total loss reserves	$12.0	$14.1

5.	PROPERTY AND EQUIPMENT

      A summary of property and equipment at December 31 is as follows:

	2003	2002

Land	$599.3	$574.2
Buildings and improvements	1,063.9	1,031.3
Furniture, fixtures and equipment	378.3	338.7

	2,041.5	1,944.2
Less: accumulated depreciation	(344.8)	(265.8)

	$1,696.7	$1,678.4

      In 2003, the Company recognized a $27.5 million real estate impairment charge included in Other Losses (Gains) in the 2003 Consolidated Income Statement related to the write-down to fair value of three franchised underperforming new vehicle stores that currently operate in converted used vehicle megastores.

6.	INTANGIBLE ASSETS, NET

      Intangible assets, net, at December 31 consist of the following:

	2003	2002

Goodwill	$3,012.0	$3,019.1
Franchise rights — indefinite-lived	142.4	132.8
Other intangibles	11.1	14.3

	3,165.5	3,166.2
Less: accumulated amortization	(270.9)	(272.5)

	$2,894.6	$2,893.7

7.	INSURANCE

      Under self-insurance programs, the Company retains various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of its various insurance programs, including property and casualty and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third party insurance carriers. The ultimate costs of these retained insurance risks are

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated by management and by actuarial evaluation based on historical claims experience, adjusted for current trends and changes in claims-handling procedures.

      At December 31, 2003 and 2002 current insurance reserves were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance reserves were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2003	2002

Self-Insurance Reserves
Insurance reserves — current portion	$25.2	$21.8
Insurance reserves — long-term portion	27.6	20.5

Total insurance reserves	$52.8	$42.3

8.	NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt at December 31 are as follows:

	2003	2002

$450.0 million, 9% senior unsecured notes, net of unamortized discount of $4.1 million and $4.8 million, respectively	$445.9	$445.2
Revolving credit facilities	—	—
Mortgage facilities	329.7	153.2
Other debt	48.8	52.9

	824.4	651.3
Less: current maturities	(15.9)	(8.6)

	$808.5	$642.7

      The Company has $450.0 million of 9.0% senior unsecured notes due August 1, 2008 that were issued in August 2001 at a price of 98.731% of face value. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.

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

      The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2003 for another 364-day term to August 2004. A five-year facility, which expires in August 2006, provides borrowings up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of the Company’s stores, and are guaranteed by substantially all of its subsidiaries. No amounts are drawn on these revolving credit facilities. At December 31, 2003, surety bonds, letters of credit and cash deposits totaled $87.2 million, including $56.4 million in letters of credit outstanding and have various expiration dates. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the Company had an aggregate $329.7 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million, which includes additional capacity obtained totaling $100.0 million during 2003. The facilities bear interest at a LIBOR-based interest rate (3.2% and 3.8% weighted average for 2003 and 2002, respectively) and are secured by mortgages on certain of the Company’s stores’ property. The Company drew additional amounts totaling $183.6 million of its available capacity under the mortgage facilities during 2003.

      The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases), and make investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage, and maximum balance sheet leverage. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be further limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At December 31, 2003, the Company was in compliance with the requirements of all such financial covenants.

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

      During 2000, the Company entered into a sale-leaseback transaction involving its corporate headquarters facility that resulted in net proceeds of approximately $52.1 million. This transaction was accounted for as a financing, wherein the property remains on the books and continues to be depreciated. The Company has the option to renew the lease at the end of the ten-year lease term subject to certain conditions. The gain on this transaction has been deferred and will be recognized at the end of the lease term, including renewals. At December 31, 2003, the remaining obligation related to this transaction is included in Other Debt in the above table.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, aggregate maturities of notes payable and long-term debt, excluding floorplan notes payable, were as follows:

Year Ending December 31:
2004	$15.9
2005	13.7
2006	141.4
2007	9.6
2008	498.9
2009	144.9

$824.4

9.	COMMITMENTS AND CONTINGENCIES

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

      Many of the Company’s Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle dealerships in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company is appealing the ruling to the Texas Supreme Court. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. The Company is appealing the ruling. In August 2003, the plaintiffs and certain key defendants, including the Company’s Texas dealerships, reached an understanding on proposed settlement terms for all three cases. However, certain conditions to the adoption of the proposed settlement were not satisfied, and the settlement discussions were discontinued. The Company intends to vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these matters. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

      In addition to the foregoing cases, the Company is also a party to numerous other legal proceedings that arose in the conduct of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its results of operations, financial condition or cash flows.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on its financial condition, results of operations and cash flows.

Lease Commitments

      The Company leases real property, equipment and software under various operating leases most of which have terms from one to twenty years.

      Expenses under real property, equipment and software leases were $78.6 million $77.2 million and $77.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The leases require payment of real estate taxes, insurance and common area maintenance in addition to rent. Most of the leases contain renewal options and escalation clauses.

      Future minimum lease obligations under noncancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2003 are as follows:

Year Ending December 31:
2004	$65.0
2005	55.8
2006	50.5
2007	44.0
2008	37.5
Thereafter	168.7

421.5
Less: sublease rentals	(15.9)

$405.6

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

      From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are currently approximately $55 million. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse affect on the Company’s business, financial condition, cash flows and prospects.

      As further discussed in Note 8, Notes Payable and Long-Term Debt, in the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance.

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

10.	SHAREHOLDERS’ EQUITY

      In October 2002, the Company’s Board of Directors extended the Company’s share repurchase program by authorizing the Company to acquire an additional $500.0 million of its common stock. Including the program authorized in October 2002, the Board has authorized the Company to acquire $3.0 billion of its common stock since 1998 and, through December 31, 2003, it has acquired 224.9 million shares of its common stock for an aggregate purchase price of approximately $2.7 billion, leaving approximately $295.2 million authorized for repurchases at December 31, 2003.

      A summary of yearly repurchase activity follows:

		Aggregate
		Purchase
Year Ended December 31:	Shares Repurchased	Price

2003	39.2	$575.2
2002	30.7	$389.9
2001	27.3	$256.8

      In 2003 and 2002, the Company’s Board of Directors authorized the retirement of 50 million and 150 million treasury shares, respectively, which will resume the status of authorized but unissued shares. This had the effect of reducing treasury stock and issued common stock, which includes treasury stock. The Company’s outstanding common stock was not impacted by the treasury share retirements. The Company’s common stock, additional paid-in capital and treasury stock accounts have been adjusted accordingly. There was no impact to net shareholders’ equity.

      The Company has 5.0 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

11.	STOCK OPTIONS

      The Company has various stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plans are non-

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualified and are granted at a price equal to the closing market price of the common stock on the trading day immediately prior to the date of grant. Generally, options granted will have a term of 10 years from the date of grant, and will vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date.

      A summary of stock option and warrant transactions is as follows for the years ended December 31:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	53.5	$12.85	57.6	$12.72	57.2	$12.74
Granted	3.2	$16.49	6.0	$12.22	8.0	$10.92
Exercised	(10.9)	$10.82	(7.0)	$11.43	(.9)	$9.26
Canceled	(2.9)	$11.71	(3.1)	$12.33	(6.7)	$11.15

Options outstanding at end of year	42.9	$13.71	53.5	$12.85	57.6	$12.69

Options exercisable at end of year	32.5	$14.14	36.8	$13.81	37.4	$14.01
Options available for future grants	20.2		20.7		23.8

      The following table summarizes information about outstanding and exercisable stock options at December 31, 2003:

	Outstanding			Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise Price or		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Yrs.)	Price	Shares	Price

$ 3.78-$7.56	4.5	6.2	$6.83	3.0	$6.82
$ 7.57-$15.12	28.2	5.1	$12.04	22.0	$12.14
$15.13-$34.02	10.2	4.8	$21.42	7.5	$23.03

	42.9	5.1	$13.71	32.5	$14.14

12.	FINANCE UNDERWRITING AND ASSET SECURITIZATIONS

      In July 2003, the Company sold all of its finance receivables portfolio to a third party and received proceeds equal to the net carrying value of the finance receivables and servicing liabilities at the closing date of the transaction totaling $52.4 million, resulting in no gain or loss on the transaction.

      In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its stores, which it determined was not a part of the Company’s core automotive retail business. The Company continues to provide automotive loans and leases for its customers through unrelated third party finance sources.

      The decision to exit the business and the impact of the economic conditions caused the Company to incur asset impairment and related charges totaling $85.8 million recorded in December 2001 included in Loan and Lease Underwriting Losses (Income), Net in the 2001 Consolidated Income Statement. These charges mainly reflect the impact of estimated increases in loan losses and prepayments, as well as higher estimated loan-servicing costs. The charges also include $1.5 million of direct exit costs for asset write-offs and other costs. In addition, during 2001, the Company recognized impairment charges totaling $4.1 million, primarily associated with the deterioration in residual values of finance lease receivables. The Company discontinued the writing of finance leases in mid-1999.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Through 2001, the Company sold installment loan finance receivables in securitization transactions through unrelated financial institutions. When the Company sold receivables in these securitization transactions, it retained interest-only strips, one or more subordinated tranches, servicing rights, and cash reserve accounts, all of which were classified as investments in securitizations. Finance receivables due within one year totaling $29.9 million at December 31, 2002 are classified as Receivables, Net in the accompanying Consolidated Balance Sheet. Finance receivables due after one year totaling $63.0 million at December 31, 2002, are classified as Other Assets in the accompanying 2002 Consolidated Balance Sheet.

      Finance receivables consist of the following at December 31:

	2003	2002

Finance leases	$—	$8.4
Installment loans	—	37.9
Investments in securitizations	—	46.6

Total finance receivables	$—	$92.9

13.	RESTRUCTURING ACTIVITIES AND IMPAIRMENT CHARGES

      During 1999, the Company approved a restructuring plan to exit the used vehicle megastore business and reduce the corporate workforce. Approximately 2,000 positions were eliminated as a result of the restructuring plan of which 1,800 were megastore positions and 200 were corporate positions. These restructuring activities resulted in pre-tax charges of $443.7 million in 1999. The restructuring plan also included divesting of certain non-core franchised stores. During the year ended December 31, 2001, the Company received $2.2 million of cash from the divestiture of certain automotive stores as part of the Company’s 1999 restructuring activities. Gains and losses on divestitures were included in Restructuring and Related Impairment Charges (Recoveries) Net, in the accompanying Consolidated Income Statements and were not material.

      The Company continues to actively market and dispose of its closed megastores and other properties through sales to third parties. At December 31, 2003, properties held-for-sale, net totaled $59.3 million including properties with total asset value of $40.9 million (net of $45.6 million restructuring and impairment charges), which remain to be sold of the total $285.3 million identified as part of the restructuring plan. At December 31, 2002, properties held-for-sale, net totaled $59.9 million, including properties with total asset value of $49.8 million (net of $62.8 million restructuring and impairment charges) remained. Restructuring and impairment charges are treated as a direct reduction of the carrying amounts of related assets. The

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following summarizes activity and the remaining number of megastore and other properties identified in the restructuring plan:

Total, December 31, 1999	64
Properties sold	(30)
Properties placed back into service	(3)

Total, December 31, 2000	31
Properties sold	(16)
Properties placed back into service	(1)

Total, December 31, 2001	14
Properties sold	(1)
Properties placed back into service	(2)

Total, December 31, 2002	11
Properties sold	(3)

Total, December 31, 2003	8

      In 2003, the Company recognized a $27.5 million real estate impairment charge included in Other Losses (Gains) in the 2003 Consolidated Income Statement related to the write-down to fair value of three underperforming franchised new vehicle stores that currently operate in converted used vehicle megastores.

      In 2002, the Company decided to relocate a franchised new vehicle store located in a former megastore property and recognized an impairment on the property to be vacated of $9.5 million, which has been included in Other Losses (Gains) in the accompanying 2002 Consolidated Income Statement.

14.	INCOME TAXES

      The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2003	2002	2001

Current:
Federal	$123.8	$190.6	$186.3
State	13.6	18.9	15.6
Federal and state deferred	88.4	24.6	(45.8)
Change in valuation allowance, net	8.3	2.3	(.3)
Benefit from IRS settlement	(127.5)	—	—
Adjustments and settlements, net	(21.7)	—	—

Provision for income taxes	$84.9	$236.4	$155.8

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate to the Company’s provision for income taxes from continuing operations for the years ended December 31 is as follows:

	2003	%	2002	%	2001	%

Provision for income taxes at statutory rate of 35%	$206.9	35.0	$216.3	35.0	$140.3	35.0
Non-deductible expenses	1.6	.3	1.3	.2	12.2	3.0
State income taxes, net of federal benefit	18.0	3.0	18.4	3.0	5.4	1.4

	226.5	38.3	236.0	38.2	157.9	39.4
Change in valuation allowance, net	8.3	1.5	2.3	.4	(.3)	(.1)
Benefit from IRS settlement	(127.5)	(21.6)	—	—	—	—
Adjustments and settlements, net	(21.7)	(3.7)	—	—	—	—
Other, net	(.7)	(.1)	(1.9)	(.3)	(1.8)	(.4)

Provision for income taxes	$84.9	14.4	$236.4	38.3	$155.8	38.9

      Deferred income tax asset and liability components at December 31 are as follows:

	2003	2002

Deferred income tax assets:
Inventory and receivable reserves	$(25.0)	$(30.3)
Warranty, chargeback and self-insurance liabilities	(42.0)	(37.6)
Other accrued liabilities	(46.8)	(43.4)
Loan and lease items	(20.6)	(64.3)
Other, net	(35.1)	(47.4)
Net operating losses — Federal & State	(22.2)	(24.9)

	(191.7)	(247.9)
Valuation allowances	17.0	10.8
Deferred income tax liabilities:
Long-lived assets (Intangibles and Property)	116.1	75.9
Inventory	11.2	8.7
Other, net	6.4	49.3
Items deducted for tax, not for book (primarily accelerated future expense)	—	551.0

	133.7	684.9

Net deferred income tax (assets) liabilities	$(41.0)	$447.8

      At December 31, 2003 and 2002, net current deferred income tax assets of $93.4 million and $56.2 million, respectively, are classified as Other Current Assets in the accompanying Consolidated Balance Sheet.

      At December 31, 2003, the Company had available domestic federal and state net operating loss carry forwards of approximately $35.6 million ($22.2 million after-tax) which begin to expire in 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the purchase method of accounting.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1997 and 1999, the Company engaged in certain transactions with tax implications that the IRS had challenged. Approximately $551 million of the net deferred tax liabilities and $120 million of other tax accruals within Deferred Income Taxes and Other Tax Liabilities at December 31, 2002 relate to these transactions, including a significant portion that relates to a transaction that generally had the effect of accelerating projected tax deductions relating to health and welfare benefits to which the Company would have been entitled upon providing such benefits in the future, and which deductions it was foregoing. In March 2003, the Company entered into a settlement agreement with the IRS with respect to the tax treatment of these transactions. Under the agreement, the Company agreed to pay the IRS net aggregate payments of approximately $470 million, which included an initial net payment of approximately $350 million due in March 2004 and three subsequent net payments of approximately $40 million each due March 2005, 2006, and 2007, respectively. As a result of the settlement, the Company recognized an income tax benefit of $127.5 million from the reduction of previously recorded tax liabilities. The Company continues to be under federal income tax audit for the years 1997 through 2001.

      In July 2003, the Company made a $366 million prepayment of the initial installment due March 2004 (net payment of $336 million, including a $30 million income tax benefit for the interest deduction). At December 31, 2003, the amounts owed to the IRS as part of the settlement total $124.0 million and are included in the Balance Sheet caption Deferred Income Taxes and Other Tax Liabilities. This amount includes interest from the time of the affected tax returns to December 31, 2003. The Company recorded interest expense on the IRS tax settlement payables totaling $12.1 million for the year ended December 31, 2003.

      During 2003, the Company recorded net benefits to the provision for income taxes totaling $13.4 million primarily related to favorable adjustments and settlements of various tax obligations offset by increases in valuation allowances.

      As a matter of course, the Company is regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for any reasonably foreseeable outcome related to these matters. Included in Other Current Liabilities at December 31, 2003 and Deferred Income Taxes and Other Tax Liabilities at December 31, 2002 are $307.3 million and $361.3 million, respectively, provided by the Company for these matters. The amounts are reflected in Other Current Liabilities at December 31, 2003 since the Company believes it is possible that these matters may be resolved within the next year.

15.	EARNINGS PER SHARE

      The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

	2003	2002	2001

Weighted average shares outstanding used in calculating basic earnings per share	279.5	316.7	333.4
Effect of dilutive options and warrants	7.5	4.8	1.8

Weighted average common and common equivalent shares used in calculating diluted earnings per share	287.0	321.5	335.2

      As of December 31, 2003 the Company had employee stock options outstanding of 42.9 million of which 6.6 million have been excluded from the computation of diluted earnings per share since they are anti-dilutive. As of December 31, 2002 and 2001, outstanding employee stock options totaling 18.8 million and 46.1 million, respectively, have been excluded since they were anti-dilutive.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	DISCONTINUED OPERATIONS

      On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental Corporation (“ANC Rental”), which operated its former rental business. In connection with the spin-off, the Company agreed to provide certain guarantees on behalf of ANC Rental. On November 13, 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in Wilmington, Delaware. In May 2003, the bankruptcy court approved a settlement agreement among AutoNation, ANC Rental and the Committee of Unsecured Creditors in the bankruptcy that resolved potential claims relating to ANC Rentals’ bankruptcy, including potential claims against the Company arising out of the spin-off of ANC Rental (the “Settlement Agreement”). On October 14, 2003, with the approval of the bankruptcy court, substantially all of ANC Rental’s assets (the “Rental Business”) were sold to an entity controlled by Cerberus Capital Management, L.P.

      Following the sale, and pursuant to the Settlement Agreement, the Company continues to guarantee $29.5 million, and has committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. The Company also is obligated to pay one-half of any permanent reduction of such guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors in the bankruptcy. As a result of the Company’s guarantees and potential payment obligations as described above, it incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Consolidated Income Statements during 2003. The $20.0 million pre-tax charge is comprised of estimated exposure under the current guarantees and potential payment obligations and $4.4 million for the estimated fair value of the potential additional $10.5 million in guarantees.

      In addition, based on the Settlement Agreement and assessment of the risks involved in each matter, and excluding the after-tax charge of $12.3 million, the Company estimates remaining potential pre-tax financial exposure related to ANC Rental of up to $20 million ($12 million after-tax).

      In 2001, in connection with ANC Rental’s bankruptcy, the Company was called on to perform under certain real property leases between ANC Rental and Mitsubishi for which it had provided guarantees. The Company agreed to assume real property leases, which expire in 2017, in order to control and attempt to mitigate its exposure relating thereto. In the fourth quarter of 2001, the Company incurred a pre-tax charge of $20.0 million included in Income (Loss) from Discontinued Operations in the accompanying 2001 Consolidated Income Statement to reflect its assumption of these leases with Mitsubishi and certain other costs. The Company continues to manage certain leased properties assumed.

      Selected income statement data for the Company’s automotive rental discontinued operations is as follows:

	2003	2002	2001

Revenue	$—	$—	$—

Pre-tax loss	(20.0)	—	(20.0)
Benefit from income taxes	(7.7)	—	(7.3)

Loss from discontinued operations	$(12.3)	$—	$(12.7)

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	OTHER COMPREHENSIVE INCOME (LOSS)

      The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:

	2003			2002			2001

	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Unrealized gains (losses) on restricted investments, marketable securities, hedges and interest-only strips	$(12.0)	$4.6	$(7.4)	$10.3	$(3.8)	$6.5	$(50.9)	$19.8	$(31.1)
Reclassification of realized losses (gains)	—	—	—	(6.0)	2.1	(3.9)	51.8	(20.1)	31.7

Other comprehensive income (loss)	$(12.0)	$4.6	$(7.4)	$4.3	$(1.7)	$2.6	$.9	$(.3)	$.6

      The accumulated other comprehensive loss in the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) of $3.2 million at December 31, 2003 consists primarily of unrealized losses on hedges. The accumulated other comprehensive gain of $4.2 million at December 31, 2002 includes unrealized gains on marketable securities and interest-only strips.

18.	ACQUISITIONS AND DIVESTITURES

      Businesses acquired through December 31, 2003 and accounted for under the purchase method of accounting are included in the Consolidated Financial Statements from the date of acquisition.

      During the years ended December 31, 2003, 2002 and 2001, the Company acquired various automotive retail businesses. The Company paid approximately $45.9 million, $158.4 million and $69.7 million, respectively, in cash for these acquisitions, all of which were accounted for under the purchase method of accounting. The Company also paid $3.2 million, $8.1 million and $22.3 million during the years ended December 31, 2003, 2002 and 2001, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. During 2003 and 2002, the Company acquired thirteen and nine stores, respectively. At December 31, 2003 and 2002, the Company had accrued approximately $6.8 million and $9.7 million, respectively, of deferred purchase price due to former owners of acquired businesses included in Other Current Liabilities.

      Purchase price allocations are tentative and subject to final adjustment due to their closing date. Purchase price allocations for business combinations accounted for under the purchase method of accounting related to continuing operations for the years ended December 31 were as follows:

	2003	2002	2001

Property and equipment	$11.7	$29.1	$24.0
Goodwill	13.3	16.8	10.7
Working capital	(1.3)	14.5	(10.1)
Franchise rights — indefinite lived	22.7	97.4	35.4
Other intangibles subject to amortization	—	.5	—
Debt assumed	—	—	9.0
Other assets (liabilities)	(.5)	.1	.7

	45.9	158.4	69.7
Cash paid in deferred purchase price	3.2	8.1	22.3

Cash used in business acquisitions, net of cash acquired	$49.1	$166.5	$92.0

      The Company anticipates that all of the goodwill recorded in 2003 and 2002 will be deductible for tax purposes.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s unaudited pro forma consolidated results of continuing operations assuming 2003 and 2002 acquisitions had occurred at January 1, 2002 are as follows for the years ended December 31:

	2003	2002

Revenue	$19,407.0	$19,848.3
Net income	$479.3	$387.8
Diluted earnings per share	$1.67	$1.21

      The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

      In April 2001, the Company completed the sale of its Flemington dealership group for net proceeds of $59.0 million. The resulting gain of $19.3 million has been included in Other Gains in the accompanying 2001 Consolidated Income Statement.

19.	RELATED PARTY TRANSACTIONS

      The following is a summary of significant agreements and transactions among certain related parties and the Company. It is the Company’s policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to the Company than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party. Based on the Company’s experience, it believes that all of the transactions described below met that standard at the time the transactions were effected.

      In connection with the Company’s spin-off of ANC Rental in June 2000, the Company entered into certain agreements and arrangements with ANC Rental. J.P. Bryan, a Company Director, and H. Wayne Huizenga, a Company Director, were directors of ANC Rental from July 2000 until October 2003. ANC Rental agreed to buy automotive parts from the Company following the spin-off, and paid the Company approximately $3.0 million, $5.2 million and $8.1 million, respectively, for parts purchases made during 2003, 2002 and 2001. See further information in Note 16, Discontinued Operations.

      In January 2001, the Company sold a jet to Republic Services, Inc. for approximately $4.7 million, which was based on its then current net asset value plus the agreed upon value of certain repairs performed by the Company immediately prior to the sale. Harris W. Hudson, a former Company Director, and H. Wayne Huizenga, a Company Director, both serve as directors of Republic Services.

20.	SUPPLEMENTAL CASH FLOW INFORMATION

      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.

      The Company made interest payments of approximately $134.9 million, $128.6 million and $159.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, including interest on vehicle inventory financing. The Company made income tax payments of approximately $471.5 million, $193.3 million and $196.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The tax payments for 2003 include a $366 million prepayment of the IRS settlement as further discussed in Note 14, Income Taxes, of Notes to Consolidated Financial Statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, trade and manufacturer receivables, other current assets, floorplan notes payable, accounts payable, other current liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

•	Installment loans receivable, investments in securitizations and servicing liability: The fair value of installment loans receivable, investments in securitized receivables and the servicing liability are estimated based upon the discounted value of the future cash flows expected to be received. Significant assumptions used to estimate the fair value at December 31, 2002 are as follows: discount rate on investments in securitizations — 9.15%; discount rate on servicing liability –7.40%; annual loss rate — 2.96% ; and prepayment rate –1.50%.

•	Fixed rate debt: The fair value of fixed rate debt is based on borrowing rates currently available to the Company for debt with similar terms and maturities.

      The following table sets forth the carrying amounts and fair values of the Company’s financial instruments, except for those noted above for which carrying amounts approximate fair value, as of December 31:

	2003		2002

	Carrying	Fair	Carrying	Fair
Assets (Liabilities)	Amount	Value	Amount	Value

Installment loans receivable, net	$—	$—	$35.4	$39.9
Investments in securitizations:
Other retained interests	$—	$—	$14.9	$14.9
Interest-only strips	$—	$—	$31.7	$31.7
Servicing liability	$—	$—	$(12.0)	$(12.0)
Fixed rate debt(1)	$(494.7)	$(557.1)	$(498.1)	$(509.2)

(1)	Primarily consists of amounts outstanding related to senior unsecured notes.

22.	BUSINESS AND CREDIT CONCENTRATIONS

      The Company owns and operates franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. At December 31, 2003 and 2002, the Company had receivables from manufacturers or distributors of $177.0 million and $150.5 million, respectively.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles.

      Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which the Company’s products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2003, the Company does not consider itself to have any significant non-manufacturer concentrations of credit risk.

23.	QUARTERLY INFORMATION (UNAUDITED)

      The Company’s operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter weather conditions. Accordingly, the Company expects revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentive programs.

      The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2003 and 2002:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2003	$4,459.3	$5,068.6	$5,257.4	$4,595.8
	2002	$4,750.7	$5,015.6	$5,193.7	$4,518.5
Operating income(2)	2003	$170.2	$206.9	$206.3	$130.7
	2002	$175.3	$196.6	$199.3	$155.2
Income from continuing operations(3)	2003	$211.9	$106.3	$108.8	$79.1
	2002	$91.7	$103.8	$106.7	$79.4
Net income(3)	2003	$185.0	$106.3	$108.8	$79.1
	2002	$91.7	$103.8	$106.7	$79.4
Basic earnings per share from continuing operations(1)	2003	$.73	$.38	$.40	$.29
	2002	$.29	$.32	$.34	$.26
Diluted earnings per share from continuing operations(1)	2003	$.72	$.37	$.38	$.28
	2002	$.28	$.32	$.33	$.26

(1)	Quarterly basic and diluted earnings per share from continuing operations may not equal total earnings per share for the year as reported in the Consolidated Income Statements due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.
(2)	Fourth quarter 2003 operating income was impacted by a $27.5 million real estate impairment charge related to three underperforming new vehicle stores.
(3)	Fourth quarter 2003 income from continuing operations and net income were impacted by an after-tax $16.9 million real estate impairment charge related to three underperforming new vehicle stores, a $10.3 million benefit from income tax adjustments, and an after-tax $6.2 million gain on the sale of the Company’s remaining investment in LKQ Corporation.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table sets forth, for the periods indicated, the high and low prices per share of the Company’s Common Stock as reported by the New York Stock Exchange:

	High	Low

2003
Fourth Quarter	$19.00	$17.17
Third Quarter	$19.19	$15.36
Second Quarter	$16.45	$12.63
First Quarter	$13.91	$11.61
2002
Fourth Quarter	$12.63	$9.05
Third Quarter	$14.79	$10.17
Second Quarter	$18.73	$13.50
First Quarter	$14.30	$10.64

24.	PRIOR YEAR RECLASSIFICATIONS AND DISAGGREGATIONS

      Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001, in order to maintain consistency and comparability between periods presented as follows:

•	Certain amounts within Intangible Assets, Net and Deferred Income Taxes and Other Tax Liabilities have been revised from the previously reported financial statements to conform to the financial statement presentation of the current period.

•	Finance and Insurance Revenue have been adjusted to include corporate volume incentives that were previously included in Other Revenue.

•	Used Vehicle Revenue and Cost of Sales have been adjusted to include the results of wholesale operations that were previously included in Other Revenue and Cost of Sales.

      Certain revisions of amounts initially reported in the Company’s 2001 Form 10-K have been made to the accompanying Consolidated Financial Statements and related notes as of December 31, 2001 and for the year ended December 31, 2001. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the initially reported financial statements and disaggregations of certain disclosures have been made to conform to the financial statement presentation of the current period as follows:

•	Consolidated Income Statements:

–	Components of cost of operations and gross profit categories are disclosed.

–	Floorplan interest expense, which previously was classified as a component of cost of operations, are presented as Floorplan Interest Expense below Operating Income in the accompanying Consolidated Income Statements.

•	Consolidated Statements of Cash Flows:

–	Purchase of property and equipment and property lease buy-outs are separately disclosed.

–	Proceeds from the sales of property and equipment and assets held for sale are separately disclosed.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

–	Collection of installment loan receivables and other related items are separately disclosed from funding of installment loans receivables and proceeds from securitizations of installment loan receivables.

–	Exercises of stock options are separately disclosed from other financing activities.

•	Notes to the Consolidated Financial Statements:

–	Note 1, Summary of Significant Accounting Policies: Advertising allowances from manufacturers for the year ended December 31, 2001 are disclosed.

–	Note 13, Restructuring Activities and Impairment Charges: A summary of activity and the remaining number of megastore and other properties for 2001 and 2000 are disclosed.

–	Note 18, Acquisition and Divestitures: The purchase price allocation for franchise rights for 2001 has been disclosed separately from goodwill.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As discussed in the Current Report on Form 8-K that we filed with the Commission on May 7, 2003, we appointed KPMG LLP as our new independent public accountant effective as of May 6, 2003 and we dismissed Deloitte & Touche LLP as our independent public accountant effective as of May 5, 2003.

Item 9A.	CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report in timely alerting them as to material information relating to AutoNation (including our consolidated subsidiaries) required to be included in this Annual Report.

      There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      We have begun to centralize certain key store level accounting and administrative activities across certain of our operating districts. As we continue this process, we expect to improve our internal control over financial reporting. Also, while not considered to have a material effect on our internal control over financial reporting, we addressed certain financial reporting control matters related to income taxes during 2003. As discussed in Note 24, Prior Year Reclassifications and Disaggregations, of Notes to our Consolidated Financial Statements, certain revisions have been made to intangible assets and deferred income taxes and other tax liabilities on our consolidated balance sheet.

PART III

       The information required by Item 10 (other than the information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Part I of this Annual Report on Form 10-K), Item 11, Item 12 (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth below), Item 13 and Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides certain information, as of December 31, 2003, relating to the equity compensation plans under which options to acquire our common stock may be granted from time to time.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	42,911,470	$13.71	20,202,106
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total*	42,911,470	$13.71	20,202,106

*	Does not include options to purchase an aggregate of 27,423 shares, at a weighted-average exercise price of $5.00, granted under plans assumed in connection with acquisition transactions. We have not made, and will not make in the future, any grants of options under these plans assumed in connection with acquisition transactions.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements of the Company are set forth in Part II, Item 8.

(2)	Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2003 is submitted herewith.

(3)	Exhibits — See Exhibit Index included elsewhere in this document.

      (b) Reports on Form 8-K.

      Current Report on Form 8-K dated and furnished to the Commission on October 30, 2003, Item 12, reporting the Company’s results of operations for the quarter ended September 30, 2003.

AUTONATION, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II
(In millions)

	Balance
	at	Additions					Balance
	Beginning	Charged to					at End
Classifications	of Year	Income	Deductions		Other		of Year

Allowance for doubtful accounts:
2003	$22.5	$3.6	$(10.6	) (1)(2)	$—		$15.5
2002	$42.7	$10.5	$(30.8	) (1)	$.1		$22.5
2001	$35.1	$18.4	$(10.6	) (1)	$(.2)		$42.7
Restructuring reserves(3):
2003	$—	$—	$—		$—		$—
2002	$.2	$—	$(.2)		$—		$—
2001	$1.2	$(.2)	$(1.6	)(5)	$.8	(4)	$.2

(1)	Accounts written off.
(2)	Includes $3.2 million of allowances for finance receivables eliminated with the sale of all of the Company’s finance receivable portfolio.
(3)	Included under the caption “Other Current Liabilities” in the accompanying Consolidated Balance Sheets.
(4)	Primarily asset write-offs.
(5)	Primarily cash payments of costs associated with restructuring activities.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

AutoNation, Inc.

By:	/s/MICHAEL J. JACKSON

Michael J. Jackson
Chairman of the Board and
Chief Executive Officer

March 9, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. JACKSON Michael J. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2004

/s/ CRAIG T. MONAGHAN Craig T. Monaghan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2004

/s/ J. ALEXANDER MCALLISTER J. Alexander McAllister	Vice President — Corporate Controller (Principal Accounting Officer)	March 9, 2004

/s/ ROBERT J. BROWN Robert J. Brown	Director	March 9, 2004

/s/ J.P. BRYAN J.P. Bryan	Director	March 9, 2004

/s/ RICK L. BURDICK Rick L. Burdick	Director	March 9, 2004

/s/ WILLIAM C. CROWLEY William C. Crowley	Director	March 9, 2004

/s/ ALAN S. DAWES Alan S. Dawes	Director	March 9, 2004

/s/ H. WAYNE HUIZENGA H. Wayne Huizenga	Director	March 9, 2004

Signature	Title	Date

/s/ EDWARD S. LAMPERT Edward S. Lampert	Director	March 9, 2004

/s/ IRENE B. ROSENFELD Irene B. Rosenfeld	Director	March 9, 2004

EXHIBIT INDEX

Exhibits	Description of Exhibits

2.1	Separation and Distribution Agreement dated June 30, 1998, between Republic Industries, Inc. (now known as AutoNation, Inc.) and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.2	Amended and Restated Bylaws of AutoNation, Inc. (incorporated by reference to Exhibit 3.2 to AutoNation’s Current Report on Form 8-K dated December 8, 2000).
4.1	Indenture, dated as of August 10, 2001 (the “Indenture”), relating to the issuance of $450.0 million aggregate principal amount of senior unsecured notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (SEC 333-71098) filed on October 5, 2001).
4.2*	Supplemental Indenture, dated as of April 30, 2003, amending the Indenture to include newly formed or acquired subsidiaries as guarantors thereunder.
4.3	Supplemental Indenture, dated as of November 8, 2002, amending the Indenture to increase by $400.0 million the Company’s capacity to make restricted payments under the terms of the Indenture, including payments for the repurchase of its common stock (incorporated by reference to Exhibit 4.2 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.4	AutoNation is a party to certain long-term debt agreements where the amount involved does not exceed 10% of AutoNation’s total assets. AutoNation agrees to furnish a copy of any such agreements to the Commission upon request.
10.1	AutoNation, Inc. 1991 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.2	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.2 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.3	AutoNation Enterprises Incorporated Amended and Restated 1995 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.3 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.4	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.5	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.4 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.6	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.5 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.7	AutoNation, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit A to AutoNation’s Proxy Statement on Schedule 14A filed with the Commission on April 12, 2002).
10.8	Employment Agreement dated July 24, 2002, between AutoNation, Inc. and Michael J. Jackson, Chief Executive Officer (incorporated by reference to Exhibit 10.1 of AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibits	Description of Exhibits

10.9	Letter Agreement dated March 26, 1999 between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 of AutoNation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.10	Employment Agreement dated May 14, 2003 between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.11	Letter Agreement dated April 18, 2000 between AutoNation, Inc. and Craig T. Monaghan, Chief Financial Officer (incorporated by reference to Exhibit 10.6 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.12	Settlement and Release Agreement dated April 15, 2003 with ANC Rental Corporation and the Unsecured Creditors’ Committee appointed in connection with ANC’s bankruptcy (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 16, 2003).
10.13	Tax Indemnification and Allocation Agreement dated June 30, 1998 between Republic Industries, Inc. (now known as AutoNation, Inc.) and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 to Republic Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.14	Separation Agreement and General Release of All Claims dated June 10, 2003, between AutoNation, Inc. and Patricia McKay, former Senior Vice President — Finance (incorporated by reference to Exhibit 10.2 to AutoNation, Inc.’s Quarterly Report on Form 10-Q/ A for the quarter ended June 30, 2003).
16.1	Letter of Deloitte & Touche LLP Regarding Change in Certifying Accountant dated May 6, 2003 (incorporated by reference to Exhibit 16.1 to AutoNation’s Current Report on Form 8-K dated May 6, 2003).
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of KPMG LLP
31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer

*	Filed herewith

**	Furnished herewith

      Exhibits 10.1 to 10.11 and Exhibit 10.14 are management contracts or compensatory plans, contracts or arrangements.