Form 10-Q
period 2004-03-31
AUTONATION INC /FL
filed 2004-04-29
CIK 350698

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ___________________ to ______________________

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

     On April 26, 2004 the registrant had 267,369,339 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

INDEX

PART I.    FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31.1	$170.8
Receivables, net	736.8	768.3
Inventory	3,140.8	2,919.3
Other current assets	127.1	131.9

Total Current Assets	4,035.8	3,990.3
RESTRICTED ASSETS	67.1	65.8
PROPERTY AND EQUIPMENT, NET	1,793.1	1,696.7
INTANGIBLE ASSETS, NET	2,956.5	2,894.6
OTHER ASSETS	175.1	175.7

Total Assets	$9,027.6	$8,823.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable	$2,967.0	$2,809.8
Accounts payable	174.7	176.4
Notes payable and current maturities of long-term debt	14.1	15.9
Other current liabilities	852.3	807.4

Total Current Liabilities	4,008.1	3,809.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	807.7	808.5
DEFERRED INCOME TAXES AND OTHER TAX LIABILITIES	140.7	176.4
OTHER LIABILITIES	80.7	79.0
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 293,562,137 and 293,562,137 shares issued, including shares held in treasury, respectively	2.9	2.9
Additional paid-in capital	2,578.4	2,581.0
Retained earnings	1,829.7	1,742.4
Accumulated other comprehensive income (loss)	(6.8)	(3.2)
Treasury stock, at cost; 26,231,614 and 23,848,974 shares held, respectively	(413.8)	(373.4)

Total Shareholders’ Equity	3,990.4	3,949.7

Total Liabilities and Shareholders’ Equity	$9,027.6	$8,823.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS
(In millions, except share data)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Revenue:
New vehicle	$2,832.5	$2,609.5
Used vehicle	1,153.2	1,102.6
Parts and service	636.0	599.4
Finance and insurance	151.3	136.4
Other	24.0	11.4

TOTAL REVENUE	4,797.0	4,459.3

Cost of Sales:
New vehicle	2,631.4	2,412.5
Used vehicle	1,045.6	998.3
Parts and service	357.9	338.7
Other	10.0	1.7

TOTAL COST OF SALES	4,044.9	3,751.2

Gross Profit:
New vehicle	201.1	197.0
Used vehicle	107.6	104.3
Parts and service	278.1	260.7
Finance and insurance	151.3	136.4
Other	14.0	9.7

TOTAL GROSS PROFIT	752.1	708.1

Selling, general and administrative expenses	550.1	523.0
Depreciation	18.9	16.9
Amortization	.3	.6
Loan and lease underwriting income, net	—	(2.9)
Other losses, net	1.8	.3

OPERATING INCOME	181.0	170.2
Floorplan interest expense	(17.6)	(19.5)
Other interest expense	(19.3)	(15.6)
Interest income	.7	1.1
Other (expense) income, net	(.5)	1.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	144.3	137.3
PROVISION FOR (BENEFIT FROM) INCOME TAXES	57.0	(74.6)

NET INCOME FROM CONTINUING OPERATIONS	87.3	211.9
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(12.3)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	87.3	199.6
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES	—	(14.6)

NET INCOME	$87.3	$185.0

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$.32	$.73
Discontinued operations	—	(.04)
Cumulative effect of accounting change	—	(.05)
Net income	$.32	$.64
Weighted average common shares outstanding	269.3	290.4
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$.32	$.72
Discontinued operations	—	(.04)
Cumulative effect of accounting change	—	(.05)
Net income	$.32	$.63
Weighted average common shares outstanding	275.7	294.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
	Common Stock		Additional		Other Compre-
			Paid-in	Retained	hensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
BALANCE AT DECEMBER 31, 2003	293,562,137	$2.9	$2,581.0	$1,742.4	$(3.2)	$(373.4)	$3,949.7

Purchases of treasury stock	—	—	—	—	—	(58.1)	(58.1)
Exercise of stock options	—	—	(2.6)	—	—	17.7	15.1
Other comprehensive loss	—	—	—	—	(3.6)	—	(3.6)
Net income	—	—	—	87.3	—	—	87.3

BALANCE AT MARCH 31, 2004	293,562,137	$2.9	$2,578.4	$1,829.7	$(6.8)	$(413.8)	$3,990.4

     The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$87.3	$185.0
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	14.6
Loss from discontinued operations	—	12.3
Depreciation	18.9	16.9
Amortization	.3	.6
Amortization of debt issuance costs and discounts	1.7	1.5
Income taxes	7.1	(124.9)
Gain on sale of investment in LKQ Corporation	—	(2.6)
Other	1.8	(.4)
Changes in assets and liabilities, net of effects from business combinations:
Receivables	31.6	42.0
Inventory	(216.4)	(206.0)
Other assets	1.3	(3.7)
Floorplan notes payable	149.6	240.5
Accounts payable	(1.7)	(3.9)
Other liabilities	10.4	14.6

	91.9	186.5

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buyouts	(21.6)	(23.9)
Property operating lease buyouts	(77.7)	(8.8)
Proceeds from sale of property and equipment	.5	.3
Proceeds from disposal of assets held for sale	—	—
Cash used in business acquisitions, net of cash acquired	(87.9)	(45.1)
Collection of installment loan receivables and other related items	—	14.1
Net change in restricted cash	2.8	8.7
Purchases of restricted investments	(8.0)	—
Sales of restricted investments	9.1	—
Proceeds from sale of investment in LKQ Corporation	—	11.3
Other	.4	5.2

	(182.4)	(38.2)

CASH USED IN FINANCING ACTIVITIES:
Purchases of treasury stock	(58.1)	(204.6)
Proceeds from mortgage facilities	—	63.4
Payment of mortgage facilities	(3.0)	(1.9)
Payments of other obligations	(.6)	(1.0)
Exercise of stock options	12.7	12.9
Other	—	(7.2)

	(49.0)	(138.4)

CASH USED IN CONTINUING OPERATIONS	(139.5)	9.9
CASH USED IN DISCONTINUED OPERATIONS	(.2)	(.4)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(139.7)	9.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	170.8	176.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31.1	$185.7

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

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period. The reclassifications include certain revenue related to corporate volume incentives which was previously included in Other Revenue and has been reclassified to Finance and Insurance Revenue. Additionally, Used Vehicle Revenue and Cost of Sales have been adjusted to include the results of wholesale operations that were previously included in Other Revenue and Cost of Sales.

2. Stock Options

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all outstanding options, and based on their vesting schedules, the Company’s pro forma net income and pro forma earnings per share are as follows for the three months ended March 31:

	2004	2003
Net income, as reported	$87.3	$185.0
Pro forma stock-based employee compensation cost, net of taxes	(4.7)	(3.6)

Pro forma net income	$82.6	$181.4

Basic earnings per share, as reported	$.32	$.64
Pro forma stock-based employee compensation cost	$(.02)	$(.01)
Pro forma basic earnings per share	$.31	$.62
Diluted earnings per share, as reported	$.32	$.63
Pro forma stock-based employee compensation cost	$(.02)	$(.01)
Pro forma diluted earnings per share	$.30	$.62

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. Receivables, Net

     The components of receivables, net of allowance for doubtful accounts, are as follows:

	MARCH 31,	DECEMBER 31,
	2004	2003
Contracts in transit and vehicle receivables	$403.6	$394.5
Trade receivables	97.9	96.0
Manufacturer receivables	177.8	177.0
Income taxes refundable	—	36.2
Other	72.7	80.1

	752.0	783.8
Less: Allowances	(15.2)	(15.5)

Receivables, net	$736.8	$768.3

     Contracts in transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.

4. Inventory and Floorplan Notes Payable

     The components of inventory are as follows:

	MARCH 31,	DECEMBER 31,
	2004	2003
New vehicles	$2,657.9	$2,479.4
Used vehicles	339.9	299.4
Parts, accessories and other	143.0	140.5

	$3,140.8	$2,919.3

     At March 31, 2004 and December 31, 2003, floorplan notes payable totaled $3.0 billion and $2.8 billion, respectively. Floorplan notes payable reflect amounts payable to finance the purchase of specific vehicle inventories at LIBOR-based rates of interest primarily with manufacturers’ captive finance subsidiaries, and are generally due when the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables and contain certain financial and operational covenants. At March 31, 2004, the Company was in compliance with such covenants in all material respects. At March 31, 2004, aggregate capacity under the floorplan credit facilities was approximately $3.9 billion, of which $3.0 billion was outstanding at March 31, 2004.

5. Restricted Assets and Reinsurance

     The Company has restricted assets primarily held in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses relating to its captive insurance subsidiaries.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     A summary of restricted assets is as follows:

	MARCH 31,	DECEMBER 31,
	2004	2003
Restricted cash	$40.9	$40.3
Restricted investments	26.2	25.5

Total restricted assets	$67.1	$65.8

     At March 31, 2004 and December 31, 2003, current unearned premiums and loss reserves related to the Company’s reinsurance programs were included in Other Current Liabilities and long-term unearned premiums and loss reserves were included in Other Liabilities in the Unaudited Consolidated Balance Sheets as follows:

	MARCH 31,	DECEMBER 31,
	2004	2003
Unearned premiums – current portion	$14.8	$17.6
Unearned premiums – long-term portion	16.5	19.6

Total unearned premiums	$31.3	$37.2

Loss reserves – current portion	$10.1	$11.7
Loss reserves – long-term portion	.2	.3

Total loss reserves	$10.3	$12.0

     Since January 1, 2003, the Company has not issued reinsurance for new and used vehicle warranties and credit insurance products. The remaining reserves pertaining to the Company’s reinsurance programs are expected to wind down over the next several years.

6. Intangible Assets

     Intangible assets, net, consist of the following:

	MARCH 31,	DECEMBER 31,
	2004	2003
Goodwill	$3,035.6	$3,012.0
Franchise rights — indefinite-lived	181.0	142.4
Other intangibles	11.1	11.1

	3,227.7	3,165.5
Less: accumulated amortization	(271.2)	(270.9)

	$2,956.5	$2,894.6

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. Notes Payable and Long-term Debt

     Notes payable and long-term debt consist of the following:

	MARCH 31,	DECEMBER 31,
	2004	2003
$450.0 million, 9% senior unsecured notes, net of unamortized discount of $3.9 million and $4.1 million, respectively	$446.1	$445.9
Revolving credit facilities	—	—
Mortgage facilities	326.7	329.7
Other debt	49.0	48.8

	821.8	824.4
Less: current maturities	(14.1)	(15.9)

Long-term debt, net of current maturities	$807.7	$808.5

     The Company has $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.

     The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and expires in August 2004. A five-year facility, which expires August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company’s stores, and are guaranteed by substantially all of the Company’s subsidiaries. No amounts are drawn on these revolving credit facilities at March 31, 2004 and December 31, 2003.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     At March 31, 2004, surety bonds, letters of credit and cash deposits totaled $89.8 million, including $62.6 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its multi-year revolving credit facility. The amount available to be borrowed under the $300.0 million multi-year credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit.

     At March 31, 2004, the Company had $326.7 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of the Company’s stores’ real property.

     The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum debt-to-cash flow ratio, minimum interest coverage and maximum debt-to-total capital ratio. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum interest coverage covenant, and the mortgage facilities contain both maximum debt-to-cash flow ratio and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At March 31, 2004, the Company was in compliance with the requirements of all such financial covenants.

     In the event of a downgrade in the Company’s credit rating, none of the covenants described above would be impacted. In addition, availability under the credit facilities described above would not be impacted should a downgrade in the credit ratings occur. The interest rate charged under the revolving credit facilities is impacted by the credit ratings of those facilities.

     Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8. Shareholders’ Equity

     During the three months ended March 31, 2004, the Company repurchased 3.5 million shares of its common stock for an aggregate purchase price of $58.1 million, leaving approximately $237.1 million available for share repurchases under the current program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

     During the three months ended March 31, 2004 and 2003, proceeds from the exercise of stock options were $12.7 million and $12.9 million, respectively.

9. Income Taxes

     Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

     In March 2003, the Company entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions the Company entered into in 1997 and 1999. As a result of the settlement, the Company recognized an income tax benefit of $127.5 million from the reduction of previously recorded tax liabilities. The Company continues to be under federal income tax audit for the years 1997 through 2001.

     At March 31, 2004 and December 31, 2003 the amounts owed to the IRS as part of the above settlement total $125.2 million and $124.0 million, respectively, which includes interest from the filing date of the affected tax returns. Of the $125.2 million owed at March 31, 2004, $41.8 million is classified in Other Current Liabilities. The remainder of the March 31, 2004 balance and all of the December 31, 2003 balance are classified as long term in the caption Deferred Income Taxes and Other Tax Liabilities. The Company recorded interest expense on the IRS tax settlement payable totaling $1.2 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively.

     As a matter of course, the Company is regularly audited by various taxing authorities and, from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law, and that it has adequately provided for these matters. Included in Other Current Liabilities at March 31, 2004 and December 31, 2003, are $310.1 million and $307.3 million, respectively, provided by the Company for these matters.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10. Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted-average number of common shares and common share equivalents outstanding which includes, where appropriate, the assumed exercise or conversion of dilutive options.

     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2004	2003
Weighted-average common shares outstanding used to calculate basic earnings per share	269.3	290.4
Effect of dilutive options	6.4	3.8

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	275.7	294.2

     At March 31, 2004 and 2003, the Company had approximately 41.6 million and 51.6 million stock options outstanding, respectively, of which 9.6 million and 13.2 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

11. Comprehensive Income

     Comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2004	2003
Net income	$87.3	$185.0
Other comprehensive loss	(3.6)	(2.1)

Comprehensive income	$83.7	$182.9

     The Company has a series of interest rate hedge instruments, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $800.0 million at March 31, 2004, designed to convert certain floating rate floorplan notes payable and mortgage facilities to fixed rates. The Company has $200.0 million in notional swaps, which start in 2004 and effectively lock in a rate of 3.0%, and $600 million in notional collars that cap floating rates to a maximum rate no greater than 2.4%. All of the Company’s hedges mature over the next three years. At March 31, 2004 net unrealized losses related to hedges included in other comprehensive loss were $7.0 million. As of March 31, 2004, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

12. Acquisitions

     Businesses acquired through March 31, 2004 are included in the Unaudited Consolidated Financial Statements from the date of acquisition.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company acquired three automotive retail franchises and other related assets during the three months ended March 31, 2004 and twelve automotive retail franchises and other related assets during the three months ended March 31, 2003. The Company paid $84.8 million and $43.0 million, respectively, in cash for these acquisitions. During the three months ended March 31, 2004 and 2003, the Company also paid $3.1 million and $2.1 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

     Purchase price allocations for 2004 are tentative and subject to final adjustment due to their recent closing dates. Preliminary purchase price allocations for business combinations for the three months ended March 31 were as follows:

	2004	2003
Property and equipment	$17.1	$10.2
Goodwill	25.6	6.1
Franchise rights —— indefinite-lived	38.6	26.9
Working capital	3.5	(.2)

	84.8	43.0
Cash paid in deferred purchase price	3.1	2.1

Cash used in acquisitions, net of cash acquired	$87.9	$45.1

     The Company’s unaudited pro forma consolidated results of continuing operations, assuming acquisitions had occurred at January 1, 2003, are as follows for the three months ended March 31:

	2004	2003
Revenue	$4,824.2	$4,544.9
Net income	$87.9	$186.7
Diluted earnings per share	$.32	$.64

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company and other defendants appealed the ruling to the Texas Supreme Court which, on March 26, 2004, declined to review the class certification. The defendants intend to petition the Texas Supreme Court to reconsider its denial of review of the class certification. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. The Company and other defendants are appealing the ruling to the Fifth Circuit Court of Appeals. The Company intends to vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these matters. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

     In addition to the foregoing cases, the Company is also a party to numerous other legal proceedings that arose in the conduct of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial condition, results of operations or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on its financial condition, results of operations and cash flows.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Matters

     The Company, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by the Company’s subsidiaries of their respective store premises. Pursuant to these leases, the Company’s subsidiaries generally agree to indemnify the lessor and other related parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets or businesses in which it agrees to indemnify the purchaser or related parties from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.

     From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the store purchaser the subsidiaries’ interest in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform any material obligations under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of such assigned leases or subleases are currently approximately $50 million at March 31, 2004. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s financial condition and cash flows.

     As further discussed in Note 7, Notes Payable and Long-Term Debt, in the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance.

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

     Following the sale, and pursuant to the Settlement Agreement, the Company continues to guarantee $29.5 million, and has committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. The Company also is obligated to pay one-half of any permanent reduction of such guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors in the bankruptcy. As a result of the Company’s guarantees and potential payment obligations as described above, it incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statements during 2003. Therefore, the Company’s remaining potential pre-tax financial exposure related to the ANC Rental guarantees for which the Company has not taken a charge is no greater than $20 million (approximately $12 million after-tax).

15. New Accounting Pronouncements

     As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16, as it applies to the Company, addresses the recognition of certain manufacturer allowances and requires that manufacturer allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or costs incurred. The adoption of EITF 02-16 resulted in a cumulative effect of accounting change, net of $9.1 million of income tax, totaling $14.6 million to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost for the three months ended March 31, 2003.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the implementation date for certain entities to periods ending after March 14, 2004. The adoption of FIN 46R did not have an impact on our consolidated financial position, results of operations or cash flows.

     In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”. EITF 03-10 provides guidance on how to account for sales incentive arrangements provided by manufacturers to consumers and accepted by resellers. The provisions of EITF 03-10 apply to fiscal years beginning after November 25, 2003. The adoption of EITF 03-10 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

OVERVIEW

     AutoNation, Inc. is the largest automotive retailer in the United States. As of March 31, 2004, we owned and operated 367 new vehicle franchises primarily located in major metropolitan markets in 18 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.

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

     For the three months ended March 31, 2004 and 2003, we had net income of $87.3 million and $185.0 million, respectively, and diluted earnings per share of $.32 and $.63, respectively. The three months ended March 31, 2003 includes the income tax benefit from an IRS settlement of $127.5 million or $.43 per share. Additionally, the three months ended March 2003 was impacted by a loss from discontinued operations due to an agreement reached with ANC Rental and a charge for the cumulative effect of accounting change for manufacturer allowances, primarily related to floorplan assistance.

     We experienced growth in both revenue and gross profit for new and used vehicles, finance and insurance and parts and service. This growth coupled with continued share repurchase and leverage of the Company’s cost structure drove performance for the three months ended March 31, 2004. We experienced lower new and used vehicle gross profit margins during the three months ended March 31, 2004 versus a year ago, although our new vehicle gross margins have been stable for the prior three quarters. While we anticipate the new vehicle market will remain intensely competitive in 2004 and that the presidential election could negatively impact new vehicle sales in the fourth quarter, we believe that an improving economic environment may result in moderate increases in U.S. new vehicle sales levels and stable margins. However, our level of retail sales and gross profit for 2004 is very difficult to predict.

     The following table details certain components of net income (in millions, except per share data):

	Net Income		Diluted Earnings Per Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Net income from continuing operations	$87.3	$211.9	$.32	$.72
Loss from discontinued operations, net of income taxes	—	(12.3)	—	(.04)
Cumulative effect of accounting change, net of income taxes	—	(14.6)	—	(.05)

Net income	$87.3	$185.0	$.32	$.63

Reported Operating Data

     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2004	2003	$ Variance	% Variance
Revenue:
New vehicle	$2,832.5	$2,609.5	$223.0	8.5
Used vehicle	1,153.2	1,102.6	50.6	4.6
Parts and service	636.0	599.4	36.6	6.1
Finance and insurance	151.3	136.4	14.9	10.9
Other	24.0	11.4	12.6

Total revenue	$4,797.0	$4,459.3	$337.7	7.6

Gross profit:
New vehicle	$201.1	$197.0	$4.1	2.1
Used vehicle	107.6	104.3	3.3	3.2
Parts and service	278.1	260.7	17.4	6.7
Finance and insurance	151.3	136.4	14.9	10.9
Other	14.0	9.7	4.3

Total gross profit	752.1	708.1	44.0	6.2
Selling, general and administrative expenses	550.1	523.0	(27.1)	(5.2)
Depreciation	18.9	16.9	(2.0)
Amortization	0.3	0.6	0.3
Loan and lease underwriting income, net	—	(2.9)	(2.9)
Other losses, net	1.8	0.3	(1.5)

Operating income	181.0	170.2	10.8	6.3
Floorplan interest expense	(17.6)	(19.5)	1.9	9.7
Other interest expense	(19.3)	(15.6)	(3.7)	(23.7)
Interest income	0.7	1.1	(0.4)	(36.4)
Other (expense) income, net	(0.5)	1.1	(1.6)

Income from continuing operations before income taxes	$144.3	$137.3	$7.0	5.1

Retail vehicle unit sales:
New vehicle	97,945	93,782	4,163	4.4
Used vehicle	63,446	59,716	3,730	6.2

	161,391	153,498	7,893	5.1

Revenue per vehicle retailed:
New vehicle	$28,919	$27,825	$1,094	3.9
Used vehicle	$15,147	$15,184	$(37)	(0.2)
Gross profit per vehicle retailed:
New vehicle	$2,053	$2,101	$(48)	(2.3)
Used vehicle	$1,686	$1,735	$(49)	(2.8)
Finance and insurance	$937	$889	$48	5.4

	Three Months Ended March 31,
	% 2004	% 2003
Revenue mix percentages:
New vehicle	59.0	58.5
Used vehicle	24.0	24.7
Parts and service	13.3	13.4
Finance and insurance, net	3.2	3.1
Other	0.5	0.3

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.5
Used vehicle	11.1	11.4
Parts and service	43.7	43.5
Total	15.7	15.9
Selling, general and administrative expenses	11.5	11.7
Operating income	3.8	3.8
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	73.1	73.9
Operating income	24.1	24.0

	March 31,
	2004	2003
Days supply:
New vehicle (industry standard of selling days, including fleet)	68 days	72 days
Used vehicle (trailing 30 days)	36 days	33 days

     The following table details net inventory carrying costs consisting of floorplan assistance earned, a component of new vehicle gross profit, and floorplan interest expense.

	Three Months Ended March 31,
	2004	2003	Variance
Floorplan assistance	$27.3	$28.4	$(1.1)
Floorplan interest expense	(17.6)	(19.5)	1.9

Net inventory carrying benefit	$9.7	$8.9	$.8

Same Store Operating Data

     We have presented below our operating results for the three months ended March 31, 2004 and 2003 on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2004	2003	$ Variance	% Variance
Revenue:
New vehicle	$2,785.4	$2,586.2	$199.2	7.7
Used vehicle	1,132.0	1,086.9	45.1	4.1
Parts and service	627.9	592.7	35.2	5.9
Finance and insurance, net	149.6	134.7	14.9	11.1
Other	5.5	7.2	(1.7)

Total revenue	$4,700.4	$4,407.7	$292.7	6.6

Gross profit:
New vehicle	$197.6	$195.8	$1.8	0.9
Used vehicle	106.5	101.8	4.7	4.6
Parts and service	274.1	257.9	16.2	6.3
Finance and insurance	149.6	134.7	14.9	11.1
Other	4.7	6.3	(1.6)

Total gross profit	$732.5	$696.5	$36.0	5.2

Retail vehicle unit sales:
New vehicle	96,561	92,882	3,679	4.0
Used vehicle	62,773	58,855	3,918	6.7

	159,334	151,737	7,597	5.0

Revenue per vehicle retailed:
New vehicle	$28,846	$27,844	$1,002	3.6
Used vehicle	$15,120	$15,222	$(102)	(.7)
Gross profit per vehicle retailed:
New vehicle	$2,046	$2,108	$(62)	(2.9)
Used vehicle	$1,687	$1,738	$(51)	(2.9)
Finance and insurance	$939	$888	$51	5.7

	Three Months Ended March 31,
	% 2004	% 2003
Revenue mix percentages:
New vehicle	59.3	58.7
Used vehicle	24.1	24.7
Parts and service	13.4	13.4
Finance and insurance	3.2	3.1
Other	—	.1

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.6
Used vehicle	11.1	11.4
Parts and service	43.7	43.5
Total	15.6	15.8

New Vehicle

	Three Months Ended March 31,
			Variance
			Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance
Reported:
Revenue	$2,832.5	$2,609.5	$223.0	8.5
Gross profit	$201.1	$197.0	$4.1	2.1
Retail vehicle unit sales	97,945	93,782	4,163	4.4
Revenue per vehicle retailed	$28,919	$27,825	$1,094	3.9
Gross profit per vehicle retailed	$2,053	$2,101	$(48)	(2.3)
Days supply (industry standard of selling days, including fleet)	68 days	72 days
Same Store:
Revenue	$2,785.4	$2,586.2	$199.2	7.7
Gross profit	$197.6	$195.8	$1.8	.9
Retail vehicle unit sales	96,561	92,882	3,679	4.0
Revenue per vehicle retailed	$28,846	$27,844	$1,002	3.6
Gross profit per vehicle retailed	$2,046	$2,108	$(62)	(2.9)

	Three Months Ended March 31,
	% 2004	% 2003
Reported:
Revenue mix percentage	59.0	58.5
Gross profit as a percentage of revenue	7.1	7.5
Same Store:
Revenue mix percentage	59.3	58.7
Gross profit as a percentage of revenue	7.1	7.6

     New vehicle revenue for the three months ended March 31, 2004 increased compared to the same period in 2003 in line with new vehicle industry trends. The new vehicle revenue increase is due to increased revenue per vehicle retailed and increased volume. The average increase in revenue per vehicle retailed was attributable to a shift in mix to more expensive trucks and luxury vehicles. The increase in volume is primarily due to higher consumer demand and is in line with new vehicle industry increases.

     While total new vehicle gross profit increased, we experienced lower gross profit margins during the three months ended March 31, 2004 versus a year ago, although our new vehicle gross margins have been stable for the prior three quarters. We believe this was largely due to manufacturers’ excess capacity and intense competition at the retail level. While we anticipate the new vehicle market will remain intensely competitive in 2004 and that the presidential election could negatively impact new vehicle sales in the fourth quarter, we believe that an improving economic environment may result in moderate increases in U.S. new vehicle sales levels and stable margins. However, our level of retail sales and gross profit for 2004 is very difficult to predict.

Used Vehicle

	Three Months Ended March 31,
			Variance
			Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance
Reported:
Retail revenue	$961.0	$906.7	$54.3	6.0
Wholesale revenue	192.2	195.9	(3.7)	(1.9)

Total revenue	$1,153.2	$1,102.6	$50.6	4.6
Retail gross profit	$107.0	$103.6	$3.4	3.3
Wholesale gross profit	.6	.7	(.1)	(14.3)

Total gross profit	$107.6	$104.3	$3.3	3.2
Retail vehicle unit sales	63,446	59,716	3,730	6.2
Revenue per vehicle retailed	$15,147	$15,184	$(37)	(.2)
Gross profit per vehicle retailed	$1,686	$1,735	$(49)	(2.8)
Days supply (trailing 30 days)	36 days	33 days
Same Store:
Retail revenue	$949.1	$895.9	$53.2	5.9
Wholesale revenue	182.9	191.0	(8.1)	(4.2)

Total revenue	$1,132.0	$1,086.9	$45.1	4.1
Retail gross profit	$105.9	$102.3	$3.6	3.5
Wholesale gross profit	.6	(.5)	1.1

Gross profit	$106.5	101.8	4.7	4.6
Retail vehicle unit sales	62,773	58,855	3,918	6.7
Revenue per vehicle retailed	$15,120	$15,222	$(102)	(.7)
Gross profit per vehicle retailed	$1,687	$1,738	$(51)	(2.9)

	Three Months Ended March 31,
	% 2004	% 2003
Reported:
Revenue mix percentage	24.0	24.7
Retail gross profit as a percentage of revenue	11.1	11.4
Same Store:
Revenue mix percentage	24.1	24.7
Gross profit as a percentage of revenue	11.1	11.4

     Used vehicle total revenue for the three months ended March 31, 2004 increased as a result of higher used vehicle retail volume offset by a decrease in revenue per vehicle retailed. The increase in used vehicle retail volume is due to our focus on stocking the right mix of units and pricing improvements at each store facilitated through the implementation of various inventory management programs. The decrease in revenue per used vehicle retailed reflects lower prices as a function of our continued shift in inventory to lower cost units, which is part of our used vehicle market strategy.

     Total used vehicle retail gross profit increased for the three months ended March 31, 2004 primarily due to increased used vehicle retail volume. Retail gross profit as a percentage of revenue decreased 30 basis points to 11.1% compared to the three months ended March 31, 2003, although it has improved as compared to the fourth quarter of 2003. Total used vehicle gross profit improvements are the result of our continued focus on used vehicle inventory management.

Parts and Service

	Three Months Ended March 31,
			Variance Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance
Reported:
Revenue	$636.0	$599.4	$36.6	6.1
Gross profit	$278.1	$260.7	$17.4	6.7
Same Store:
Revenue	$627.9	$592.7	$35.2	5.9
Gross profit	$274.1	$257.9	$16.2	6.3

	Three Months Ended March 31,
	% 2004	% 2003
Reported:
Revenue mix percentage	13.3	13.4
Gross profit as a percentage of revenue	43.7	43.5
Same Store:
Revenue mix percentage	13.4	13.4
Gross profit as a percentage of revenue	43.7	43.5

     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty. Parts and service revenue and gross profit increased during the three months ended March 31, 2004 primarily due to improved volume on consumer-paid work and import and luxury warranty repair orders partially offset by volume decreases in domestic warranty repair orders and increased used vehicle sales volumes. Improvements are attributable to our focus on key operating initiatives which include a standard service drive process, marketing program and training program. Additionally, we benefited from an additional service day during the three months ended March 31, 2004 as compared to the same period in 2003 which contributed approximately $4 million of gross profit in the quarter.

Finance and Insurance

	Three Months Ended March 31,
			Variance
			Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance
Reported:
Revenue and gross profit	$151.3	$136.4	$14.9	10.9
Gross profit per vehicle retailed	$937	$889	$48	5.4
Same Store:
Revenue and gross profit	$149.6	$134.7	$14.9	11.1
Gross profit per vehicle retailed	$939	$888	$51	5.7

	Three Months Ended March 31,
	% 2004	% 2003
Reported:
Revenue mix percentage	3.2	3.1
Same Store:
Revenue mix percentage	3.2	3.1

     Finance and insurance revenue and gross profit increased during the three months ended March 31, 2004 primarily due to increased new and used vehicle sales volumes, increased product and preferred lender penetration as a result of our continued focus on our underperforming stores, transition to manufacturer extended warranty programs and expanded lender network which includes prime and non-prime lenders. Lower interest rates continue to facilitate finance and insurance sales, but higher interest rates in 2004 may negatively impact finance and insurance revenue and gross profit.

Operating Expenses

Selling, General and Administrative Expenses

     During the three months ended March 31, 2004, selling, general and administrative expenses increased $27.1 million or 5.2% due to increased new and used vehicle sales volumes. As a percent of total gross profit, selling, general and administrative expenses improved 80 basis points as a result of our continued focus on cost-cutting and operational improvements, particularly in the areas of compensation and other selling, general and administrative expenses, partially offset by increases in advertising expenses. In the area of compensation, we continue to focus on better aligning the compensation of employees with the performance of our stores.

Non-Operating Income (Expense)

Floorplan Interest Expense

     Floorplan interest expense was $17.6 million and $19.5 million for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily the result of lower interest rates partially offset by higher average inventory levels. For the three months ended March 31, 2004, the income statement impact from interest rate hedges was not significant. See discussion in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Other Interest Expense

     Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $19.3 million and $15.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase in 2004 is primarily due to incremental debt partially offset by lower interest rates. Other interest expense also includes interest related to the IRS settlement discussed below totaling $1.2 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively, and represents interest due under the agreement from the date of settlement.

Provision for (Benefit from) Income Taxes

     The effective income tax rate was 39.5% and (54.3)% for the three months ended March 31, 2004 and 2003, respectively. Income taxes are provided based upon our anticipated annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters arising during the period.

     In March 2003, we entered into a settlement agreement with the IRS with respect to the tax treatment of certain transactions we entered into in 1997 and 1999. As a result of the settlement, during 2003, we recognized an income tax benefit of $127.5 million from the reduction of previously recorded tax liabilities. Excluding the impact of the IRS settlement, the effective income tax rate for 2003 was 38.5%. We continue to be under federal income tax audit for the years 1997 through 2001. See Note 9, Income Taxes, of the Notes to Consolidated Financial Statements for further information.

     In the first quarter of 2004, our underlying base income tax rate was approximately 38.5% to 39%, increasing slightly due to changes in our blended state income tax rates. In addition, income taxes were negatively impacted by approximately $1 million in adjustments for other tax matters, including accrued interest recorded as income tax expense related to certain other tax accruals.

     Our effective tax rates in future periods may continue to be impacted by changes in our blended state income tax rates and adjustments for other tax matters.

Financial Condition

     At March 31, 2004, we had $31.1 million of unrestricted cash and cash equivalents. We have two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowing capacity up to $200.0 million at a LIBOR-based interest rate and expires in August 2004. A five-year facility, which expires August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of our stores, and are guaranteed by substantially all of our subsidiaries. No amounts are drawn on these revolving credit facilities.

     At March 31, 2004, surety bonds, letters of credit and cash deposits totaled $89.8 million, including $62.6 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. Due to insurance requirement changes, letters of credit outstanding are expected to reach up to $80 million in 2004.

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

     At March 31, 2004, we had $326.7 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of our stores’ real property.

     We finance our new vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of March 31, 2004, available aggregate capacity under the floorplan credit facilities was approximately $3.9 billion of which $3.0 billion was outstanding at March 31, 2004. We finance our used vehicle inventory primarily through cash flow from operations.

     We sell and receive commissions on the following types of vehicle protection and other products: extended warranties, guaranteed auto protection, credit insurance, lease “wear and tear” insurance, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we primarily sell the products on a straight commission basis, however, we may sell the product, recognize commission and participate in future underwriting profit pursuant to retrospective commission arrangements. Through 2002, we assumed some of the underwriting risk through reinsurance agreements with our insurance subsidiaries. Since January 1, 2003, we have not issued reinsurance for new and used vehicle warranties and credit insurance products. We maintain restricted cash in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to our captive insurance subsidiaries.

     During the three months ended March 31, 2004, we repurchased 3.5 million shares of our common stock for an aggregate purchase price of $58.1 million, leaving $237.1 million available for share repurchases. While we expect to continue repurchasing shares under these programs, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes and credit agreements relating to our two revolving credit facilities.

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

     Following the sale, and pursuant to the Settlement Agreement, we continue to guarantee $29.5 million, and have committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. We also are obligated to pay one-half of any permanent reduction of such guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors in the bankruptcy. As a result of our guarantees and potential payment obligations as described above, we incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statements during the three months ended March 31, 2003. Therefore, our remaining potential pre-tax financial exposure related to the ANC rental guarantees for which we have not taken a charge is no greater than $20 million (approximately $12 million after-tax).

     As a matter of course, we are regularly audited by various tax authorities. From time to time, these audits result in proposed assessments. Other tax accruals totaled $310.1 million and $307.3 million at March 31, 2004 and December 31, 2003, respectively, and relate to various tax matters where the ultimate resolution may result in us owing additional tax payments. These matters are expected to be resolved within the next two years. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. See Note 9, Income Taxes of Notes to Unaudited Consolidated Financial Statements for additional discussion of income taxes, including the impact of our March 2003 settlement with the IRS.

Cash Flows

     Cash and cash equivalents (decreased) increased by $(139.7) million and $9.5 million during the three months ended March 31, 2004 and 2003, respectively. The major components of these changes are discussed below.

Cash Flows — Operating Activities

     Cash provided by operating activities was $91.9 million and $186.5 million during the three months ended March 31, 2004 and 2003, respectively.

     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable which directly relate to new vehicle inventory. The net change in inventory and floorplan notes payable totaled $66.8 million of net cash used by operations for the three months ended March 31, 2004.

Cash Flows — Investing Activities

     Cash flows from investing activities consist primarily of cash used for capital additions and activity from acquisitions. Capital expenditures, excluding property lease buyouts, were $21.6 million and $23.9 million during the three months ended March 31, 2004 and 2003, respectively. We project that 2004 full-year capital expenditures will be approximately $130 million, excluding acquisition-related spending and opportunistic lease buyouts.

     Property operating lease buyouts were $77.7 million and $8.8 million for the three months ended March 31, 2004 and 2003, respectively. We continue to analyze certain higher cost operating leases and evaluate alternatives in order to lower effective financing costs.

     Total cash used in business acquisitions, net of cash acquired, was $87.9 million and $45.1 million for the three months ended March 31, 2004 and 2003, respectively. We acquired three automotive retail franchises and other related assets during the three months ended March 31, 2004 and twelve automotive retail franchises and other related assets during the three months ended March 31, 2003. We expect that future acquisitions will primarily target single stores or store groups focused in key existing markets.

     For the three months ended March 31, 2003, proceeds from the sale of a portion of an equity-method investment in LKQ Corporation, an auto parts recycling business totaled $11.3 million, resulting in a gain of $2.6 million.

Cash Flows — Financing Activities

     Cash flows from financing activities primarily include treasury stock purchases proceeds from mortgage facilities and stock option exercises.

     During the three months ended March 31, 2004 and 2003, we repurchased 3.5 million and 16.6 million shares of our common stock, respectively, for an aggregate price of $58.1 million and $204.6 million, respectively, under our Board-approved share repurchase programs. We project that 2004 combined spending on acquisitions and share repurchases will be approximately $400 million.

     During the three months ended March 31, 2003, we drew additional amounts totaling $63.4 million of available capacity under our mortgage facilities.

     During the three months ended March 31, 2004 and 2003, proceeds from the exercise of stock options were $12.7 million and $12.9 million, respectively.

     Other cash used in financing activities totaled $7.2 million for the three months ended March 31, 2003 and primarily included amounts paid in conjunction with interest rate hedge transactions entered into in 2003.

Liquidity

     We believe that our funds generated through future operations and availability of borrowings under our floorplan notes payable, revolving credit facilities and mortgage facilities will be sufficient to fund our debt service and working capital requirements, payments due under the IRS settlement, payment of tax obligations, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions and share repurchases through cash flow from operations, revolving credit facilities and other financings. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At March 31, 2004, we have available capacity under our revolving credit and mortgage facilities and available cash totaling approximately $550 million, net of outstanding letters of credit. We will continue to optimize our capital structure.

     We will continue to evaluate the best use of our operating cash flow among capital expenditures, share repurchases, acquisitions and debt reduction. We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities restrict our ability to declare cash dividends.

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

New Accounting Pronouncements

     See Note 15, New Accounting Pronouncements of the Notes to Unaudited Consolidated Financial Statements.

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

     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. At March 31, 2004 and December 31, 2003, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $495.1 million and $494.7 million, respectively, and had a fair value of $572.9 million and $557.1 million, respectively. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions.

Interest Rate Risk

     At March 31, 2004 and December 31, 2003, we had variable rate floorplan notes payable totaling $3.0 billion and $2.8 billion, respectively. Based on these amounts at March 31, 2004 and December 31, 2003, a 100 basis point change in interest rates would result in an approximate $29.7 million and $28.1 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to floorplan notes payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates. Net of floorplan assistance, at March 31, 2004 and December 31, 2003, a 100 basis point change in interest rates would result in an approximate $24.5 million and $23.4 million, respectively, change to our net inventory carrying costs.

     At March 31, 2004 and December 31, 2003, we had other variable rate debt outstanding totaling $326.7 million and $329.7 million, respectively, consisting primarily of mortgage facilities. Based on the amounts outstanding at March 31, 2004 and December 31, 2003, a 100 basis point change in interest rates would result in an approximate $3.3 million change to interest expense for both periods.

Hedging Risk

     We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. We have a series of interest rate hedge transactions with a notional value of $800.0 million, consisting of a combination of forward starting swaps, and cap and floor options (collars) designed to convert certain floating rate floorplan notes payable and mortgage notes to fixed rate debt. We have $200 million in notional swaps, which start in 2004 and effectively lock in a rate of 3.0%, and $600 million in notional collars that cap floating rates to a maximum rate no greater than 2.4%. All of our hedges mature over the next three years. For the three months ended March 31, 2004 and 2003, net unrealized losses related to hedges included in other comprehensive loss were $7.0 million and $1.7 million, respectively. As of March 31, 2004, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

     Reference is made to our quantitative disclosures about market risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

     We continue to centralize certain key store level accounting and administrative activities in certain of our operating districts which we expect to result in continued improvement of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA.(This matter was previously discussed in the Legal Proceedings section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.) The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company and other defendants appealed the ruling to the Texas Supreme Court which, on March 26, 2004, declined to review the class certification. The defendants intend to petition the Texas Supreme Court to reconsider its denial of review of the class certification. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. The Company and other defendants are appealing the ruling to the Fifth Circuit Court Appeals. The Company intends to vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these matters. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2004. See Note 8 of our Notes to Unaudited Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of	Maximum Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May Yet Be
	Of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Programs	Program (in millions)(1)(2)
January 1, 2004 to January 31, 2004	—	$—	—	$295.2
February 1, 2004 to February 29, 2004	1,200,000	$16.59	1,200,000	$275.3
March 1, 2004 to March 31, 2004	2,300,000	$16.62	2,300,000	$237.1

Total	3,500,000	$16.61	3,500,000

(1)	Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

(2)	Our stock repurchase program, which authorizes the Company to repurchase up to $500.0 million of shares, was announced on May 14, 2003. This program does not have an expiration date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

Date: April 29, 2004