Form 10-Q
period 2004-06-30
AUTONATION INC /FL
filed 2004-07-29
CIK 350698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _________ to_________

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

     On July 26, 2004 the registrant had 266,602,330 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56.8	$171.8
Receivables, net	726.2	764.8
Inventory	3,357.6	2,904.9
Other current assets	133.3	155.9

Total Current Assets	4,273.9	3,997.4
RESTRICTED ASSETS	59.3	65.8
PROPERTY AND EQUIPMENT, NET	1,809.3	1,689.7
INTANGIBLE ASSETS, NET	3,010.3	2,894.6
OTHER ASSETS	166.1	175.6

Total Assets	$9,318.9	$8,823.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable	$3,175.7	$2,796.0
Accounts payable	165.9	175.9
Notes payable and current maturities of long-term debt	13.2	15.9
Other current liabilities	848.3	821.7

Total Current Liabilities	4,203.1	3,809.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	806.7	808.5
DEFERRED INCOME TAXES AND OTHER TAX LIABILITIES	148.8	176.4
OTHER LIABILITIES	77.3	79.0
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 293,562,137 shares issued for both periods, including shares held in treasury	2.9	2.9
Additional paid-in capital	2,570.2	2,581.0
Retained earnings	1,921.8	1,742.4
Accumulated other comprehensive loss	(1.2)	(3.2)
Treasury stock, at cost; 25,878,131 and 23,848,974 shares held, respectively	(410.7)	(373.4)

Total Shareholders’ Equity	4,083.0	3,949.7

Total Liabilities and Shareholders’ Equity	$9,318.9	$8,823.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Revenue:
New vehicle	$3,055.1	$3,057.3	$5,849.3	$5,636.6
Used vehicle	1,119.8	1,132.8	2,219.0	2,186.0
Parts and service	632.9	617.5	1,265.4	1,213.1
Finance and insurance	158.4	157.8	309.3	293.7
Other	22.7	10.0	46.3	21.3

TOTAL REVENUE	4,988.9	4,975.4	9,689.3	9,350.7

Cost of Sales:
New vehicle	2,840.5	2,834.6	5,434.1	5,217.5
Used vehicle	1,014.7	1,023.3	2,006.5	1,972.6
Parts and service	352.9	347.4	708.7	684.0
Other	10.7	1.4	20.5	3.0

TOTAL COST OF SALES	4,218.8	4,206.7	8,169.8	7,877.1

Gross Profit:
New vehicle	214.6	222.7	415.2	419.1
Used vehicle	105.1	109.5	212.5	213.4
Parts and service	280.0	270.1	556.7	529.1
Finance and insurance	158.4	157.8	309.3	293.7
Other	12.0	8.6	25.8	18.3

TOTAL GROSS PROFIT	770.1	768.7	1,519.5	1,473.6

Selling, general and administrative expenses	556.4	545.3	1,103.2	1,064.9
Depreciation	19.7	16.9	38.5	33.7
Amortization	0.3	0.4	0.6	1.0
Loan and lease underwriting income, net	—	(3.1)	—	(6.0)
Other losses (gains), net	(1.4)	2.1	0.5	2.4

OPERATING INCOME	195.1	207.1	376.7	377.6
Floorplan interest expense	(21.4)	(19.4)	(38.9)	(38.8)
Other interest expense	(19.7)	(20.6)	(39.0)	(36.2)
Interest income	0.7	0.9	1.4	2.0
Other (expense) income, net	(1.0)	5.3	(1.3)	6.3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	153.7	173.3	298.9	310.9
PROVISION FOR (BENEFIT FROM) INCOME TAXES	58.1	66.7	115.4	(7.9)

NET INCOME FROM CONTINUING OPERATIONS	95.6	106.6	183.5	318.8
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(3.5)	(0.3)	(4.1)	(12.9)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	92.1	106.3	179.4	305.9
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES	—	—	—	(14.6)

NET INCOME	$92.1	$106.3	$179.4	$291.3

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$.36	$.38	$.68	$1.12
Discontinued operations	$(.01)	—	$(.02)	$(.05)
Cumulative effect of accounting change	—	—	—	$(.05)
Net income	$.34	$.38	$.67	$1.02
Weighted average common shares outstanding	267.2	279.2	268.2	284.7
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$.35	$.37	$.67	$1.10
Discontinued operations	$(.01)	—	$(.01)	$(.04)
Cumulative effect of accounting change	—	—	—	$(.05)
Net income	$.34	$.37	$.65	$1.01
Weighted average common shares outstanding	273.2	285.2	274.5	289.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In millions, except share data)

					Accumulated
					Other
	Common Stock		Additional		Compre-
			Paid-in	Retained	hensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
BALANCE AT DECEMBER 31, 2003	293,562,137	$2.9	$2,581.0	$1,742.4	$(3.2)	$(373.4)	$3,949.7
Purchases of treasury stock	—	—	—	—	—	(107.9)	(107.9)
Exercise of stock options	—	—	(10.8)	—	—	70.6	59.8
Other comprehensive income	—	—	—	—	2.0	—	2.0
Net income	—	—	—	179.4	—	—	179.4

BALANCE AT JUNE 30, 2004	293,562,137	$2.9	$2,570.2	$1,921.8	$(1.2)	$(410.7)	$4,083.0

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	SIX MONTHS ENDED
	JUNE 30,
	2004	2003
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$179.4	$291.3
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	14.6
Loss from discontinued operations	4.1	12.9
Depreciation	38.5	33.7
Amortization	0.6	1.0
Amortization of debt issuance costs and discounts	3.4	3.0
Income taxes	6.8	(97.6)
Gain on sale of investment in LKQ Corporation	—	(6.3)
Other	0.8	1.9
Changes in assets and liabilities, net of effects from business combinations:
Receivables	39.8	(51.9)
Inventory	(431.4)	(209.9)
Other assets	20.7	5.5
Floorplan notes payable	357.9	279.2
Accounts payable	(10.0)	10.5
Other liabilities	(9.9)	37.0

	200.7	324.9

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buyouts	(54.7)	(45.2)
Property operating lease buyouts	(77.7)	(9.8)
Proceeds from sale of property and equipment	1.5	0.5
Proceeds from disposal of assets held for sale	18.4	2.1
Cash used in business acquisitions, net of cash acquired	(154.4)	(44.8)
Collection of installment loan receivables and other related items	—	27.0
Net change in restricted cash	10.1	13.8
Purchases of restricted investments	(14.4)	—
Sales of restricted investments	16.6	—
Proceeds from sale of investment in LKQ Corporation	—	21.8
Other	3.1	5.2

	(251.5)	(29.4)

CASH USED IN FINANCING ACTIVITIES:
Purchases of treasury stock	(107.9)	(353.4)
Proceeds from mortgage facilities	—	95.3
Payments of mortgage facilities	(5.6)	(4.1)
Payments of notes payable and long-term debt	(0.2)	(2.0)
Proceeds from exercises of stock options	49.9	38.7
Other	—	(9.3)

	(63.8)	(234.8)

CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(114.6)	60.7
CASH USED IN DISCONTINUED OPERATIONS	(0.4)	(1.0)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(115.0)	59.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	171.8	177.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56.8	$236.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)

1.	Interim Financial Statements

     The accompanying Unaudited Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries (the “Company”); all significant intercompany accounts and transactions have been eliminated. The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. These Unaudited Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations of the Company for the periods presented.

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

     The Company’s parts and service departments provide reconditioning repair work for used vehicles acquired by the used vehicle department and minor preparatory work for new vehicles. The parts and service departments charge the new and used departments as if they were third parties in order to account for total activity performed by that department. The Company has determined that the revenue and related cost of sales of both new and used vehicles had not been reduced by the intracompany charge for such work. Commencing with the second quarter of 2004, the Company is making the adjustment and has revised amounts previously reported by reducing new and used vehicle revenue and cost of sales by the amount of the intracompany charge. The adjustments have no impact on gross profit, operating income, income from continuing operations, net income, earnings per share, cash flows, or financial position for any period or their respective trends.

     The effect of the adjustments was to reduce both revenue and cost of sales for new vehicles by $22 million and $44 million for the three and six months ended June 30, 2004, respectively, and for used vehicles by $52 million and $102 million for the same periods, respectively. For 2003, the adjustment reduced both revenue and cost of sales for new vehicles by $21 million and $40 million for the three and six months ended June 30, 2003, respectively, and used vehicles by $49 million and $94 million for the same periods, respectively. These revisions do not have a material impact on the amounts for any period or respective trends.

     Additionally, in order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period. The reclassifications include certain revenue related to corporate volume incentives which was previously included in Other Revenue and has been reclassified to Finance and Insurance Revenue. Additionally, Used Vehicle Revenue and Cost of Sales have been adjusted to include the results of wholesale operations that were previously included in Other Revenue and Cost of Sales.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)

     During the three months ended June 30, 2004, the Company had losses from discontinued operations totaling $3.5 million, primarily related to several stores that were sold or for which the Company has entered a definitive agreement to sell. Generally, the sale of a store is completed within 60 to 90 days after a definitive agreement is signed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Unaudited Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, have been adjusted to classify the related assets and liabilities as a component of Other Current Assets and Other Current Liabilities for discontinued operations. In addition, the accompanying Unaudited Consolidated Income Statement and Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003, have been adjusted to classify the results of the stores described above as discontinued operations.

2.	Stock Options

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all outstanding options, and based on their vesting schedules, the Company’s pro forma net income and pro forma earnings per share are as follows for the six months ended June 30:

	2004	2003
Net income, as reported	$179.4	$291.3
Pro forma stock-based employee compensation cost, net of taxes	(9.3)	(6.5)

Pro forma net income	$170.1	$284.8

Basic earnings per share, as reported	$.67	$1.02
Pro forma stock-based employee compensation cost	$(.03)	$(.02)
Pro forma basic earnings per share	$.63	$1.00
Diluted earnings per share, as reported	$.65	$1.01
Pro forma stock-based employee compensation cost	$(.03)	$(.02)
Pro forma diluted earnings per share	$.62	$.98

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Receivables, Net

     The components of receivables, net of allowance for doubtful accounts, are as follows:

	JUNE 30,	DECEMBER 31,
	2004	2003
Contracts in transit and vehicle receivables	$362.6	$392.2
Trade receivables	98.1	95.6
Manufacturer receivables	185.2	176.5
Income taxes refundable	17.3	36.2
Other	78.3	79.8

	741.5	780.3
Less: Allowances	(15.3)	(15.5)

Receivables, net	$726.2	$764.8

     Contracts in transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.

4.	Inventory and Floorplan Notes Payable

     The components of inventory are as follows:

	JUNE 30,	DECEMBER 31,
	2004	2003
New vehicles	$2,849.3	$2,467.4
Used vehicles	361.5	298.0
Parts, accessories and other	146.8	139.5

	$3,357.6	$2,904.9

     At June 30, 2004 and December 31, 2003, floorplan notes payable totaled $3.2 billion and $2.8 billion, respectively. Floorplan notes payable reflect amounts payable to finance the purchase of specific vehicle inventories at LIBOR-based rates of interest primarily with manufacturers’ captive finance subsidiaries, and are generally due when the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables and contain certain financial and operational covenants. At June 30, 2004, the Company was in compliance with such covenants in all material respects. At June 30, 2004, aggregate capacity under the floorplan credit facilities was approximately $3.9 billion, of which $3.2 billion was outstanding at June 30, 2004.

5.	Restricted Assets and Reinsurance

     The Company has restricted assets primarily held in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses relating to its captive insurance subsidiaries.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     A summary of restricted assets is as follows:

	JUNE 30,	DECEMBER 31,
	2004	2003
Restricted cash	$35.0	$40.3
Restricted investments	24.3	25.5

Total restricted assets	$59.3	$65.8

     At June 30, 2004 and December 31, 2003, current unearned premiums and loss reserves related to the Company’s reinsurance programs were included in Other Current Liabilities and long-term unearned premiums and loss reserves were included in Other Liabilities in the Unaudited Consolidated Balance Sheets as follows:

	JUNE 30,	DECEMBER 31,
	2004	2003
Unearned premiums - current portion	$12.3	$17.6
Unearned premiums - long-term portion	13.8	19.6

Total unearned premiums	$26.1	$37.2

Loss reserves - current portion	$8.2	$11.7
Loss reserves - long-term portion	.1	.3

Total loss reserves	$8.3	$12.0

     Since January 1, 2003, the Company has not issued reinsurance for new and used vehicle warranties and credit insurance products. The remaining reserves pertaining to the Company’s reinsurance programs are expected to wind down over the next several years.

6.	Intangible Assets, net

     Intangible assets, net, consist of the following:

	JUNE 30,	DECEMBER 31,
	2004	2003
Goodwill	$3,067.5	$3,012.0
Franchise rights – indefinite-lived	203.1	142.4
Other intangibles	11.2	11.1

	3,281.8	3,165.5
Less: accumulated amortization	(271.5)	(270.9)

	$3,010.3	$2,894.6

     As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangibles with indefinite lives are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred. The Company has completed impairment tests as of June 30, 2004 for goodwill and intangibles with indefinite lives. These tests include determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Notes Payable and Long-term Debt

     Notes payable and long-term debt consist of the following:

	JUNE 30,	DECEMBER 31,
	2004	2003
$450.0 million, 9% senior unsecured notes, net of unamortized discount of $3.8 million and $4.1 million, respectively	$446.2	$445.9
Revolving credit facilities	—	—
Mortgage facilities	324.1	329.7
Other debt	49.6	48.8

	819.9	824.4
Less: current maturities	(13.2)	(15.9)

Long-term debt, net of current maturities	$806.7	$808.5

     The Company has $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.

     The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and expires in August 2004. The Company is in the process of renewing this 364-day revolving credit facility, which is expected to be completed in August 2004. A five-year facility, which expires August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company’s stores, and are guaranteed by substantially all of the Company’s subsidiaries. No amounts are drawn on these revolving credit facilities at June 30, 2004 and December 31, 2003.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     At June 30, 2004, surety bonds, letters of credit and cash deposits totaled $95.2 million, including $68.2 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit. It has negotiated a letter of credit line as part of its multi-year revolving credit facility. The amount available to be borrowed under the $300.0 million multi-year credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit.

     At June 30, 2004, the Company had $324.1 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of the Company’s stores’ real property.

     The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum debt-to-cash flow ratio, minimum interest coverage and maximum debt-to-total capital ratio. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum interest coverage covenant, and the mortgage facilities contain both maximum debt-to-cash flow ratio and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At June 30, 2004, the Company was in compliance with the requirements of all such financial covenants.

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

     During the six months ended June 30, 2004, the Company repurchased 6.5 million shares of its common stock for an aggregate purchase price of $107.9 million, leaving approximately $187.4 million available for share repurchases under the current program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

     During the six months ended June 30, 2004 and 2003, proceeds from the exercise of stock options were $49.9 million and $38.7 million, respectively.

9.	Income Taxes

     Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

     In March 2003, the Company entered into a settlement agreement with the Internal Revenue Service (“IRS”) with respect to the tax treatment of certain transactions the Company entered into in 1997 and 1999. As a result of the settlement, during the first quarter of 2003, the Company recognized an income tax benefit of $127.5 million from the reduction of previously recorded tax liabilities. The Company continues to be under federal income tax audit for the years 1997 through 2001.

     At June 30, 2004 and December 31, 2003 the amounts owed to the IRS as part of the above settlement total $126.8 million and $124.0 million, respectively, which includes interest from the filing date of the affected tax returns. Of the $126.8 million owed at June 30, 2004, $42.4 million is classified in Other Current Liabilities. The remainder of the June 30, 2004 balance and all of the December 31, 2003 balance are classified as long term in the caption Deferred Income Taxes and Other Tax Liabilities. The Company recorded interest expense on the IRS tax settlement payable totaling $1.6 million and $5.9 million for the three months ended June 30, 2004 and 2003, and $2.8 million and $7.8 million for the six months ended June 30, 2004 and 2003, respectively.

     As a matter of course, the Company is regularly audited by various taxing authorities and, from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law, and that it has adequately provided for these matters. Included in Other Current Liabilities at June 30, 2004 and December 31, 2003, are $308.1 million and $307.3 million, respectively, provided by the Company for these matters.

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

     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding used to calculate basic earnings per share	267.2	279.2	268.2	284.7
Effect of dilutive options	6.0	6.0	6.3	4.9

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	273.2	285.2	274.5	289.6

     At June 30, 2004 and 2003, the Company had approximately 38.1 million and 48.1 million stock options outstanding, respectively, of which 9.6 million and 12.5 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

11.	Comprehensive Income

     Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$92.1	$106.3	$179.4	$291.3
Other comprehensive income (loss)	5.6	(4.5)	2.0	(6.6)

Comprehensive income	$97.7	$101.8	$181.4	$284.7

     The Company has a series of interest rate hedge instruments, consisting of a combination of forward starting swaps, and cap and floor options (collars) with a notional value of $800.0 million at June 30, 2004, designed to convert certain floating rate floorplan notes payable and mortgage facilities to fixed rates. The Company has $200.0 million in notional swaps, which started in 2004 and effectively lock in a rate of 3.0%, and $600 million in notional collars that cap floating rates to a maximum rate no greater than 2.4%. All of the Company’s hedges mature over the next two years. At June 30, 2004 net unrealized losses related to hedges included in other comprehensive loss were $.9 million. As of June 30, 2004, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

12.	Acquisitions

     Businesses acquired through June 30, 2004 are included in the Unaudited Consolidated Financial Statements from the date of acquisition.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company acquired five automotive retail franchises and other related assets during the six months ended June 30, 2004 and twelve automotive retail franchises and other related assets during the six months ended June 30, 2003. The Company paid $151.3 million and $42.7 million, respectively, in cash for these acquisitions. During the six months ended June 30, 2004 and 2003, the Company also paid $3.1 million and $2.1 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

     Purchase price allocations for 2004 are tentative and subject to final adjustment due to their recent closing dates. Preliminary purchase price allocations for business combinations for the three months ended June 30 were as follows:

	2004	2003
Property and equipment	$23.9	$11.7
Goodwill	57.6	7.6
Franchise rights — indefinite-lived	60.7	24.2
Working capital	9.1	(.8)

	151.3	42.7
Cash paid in deferred purchase price	3.1	2.1

Cash used in acquisitions, net of cash acquired	$154.4	$44.8

     The Company’s unaudited pro forma consolidated results of continuing operations, assuming acquisitions had occurred at January 1, 2003, are as follows for the six months ended June 30:

	2004	2003
Revenue	$9,755.7	$9,558.7
Net income	$181.3	$297.2
Diluted earnings per share	$.66	$1.03

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company and other defendants appealed the ruling to the Texas Supreme Court which, on March 26, 2004, declined to review the class certification. The defendants have petitioned the Texas Supreme Court to reconsider its denial of review of the class certification. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. The Company and other defendants are appealing the ruling to the Fifth Circuit Court of Appeals. The Company intends to vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these matters. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

     From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the store purchaser the subsidiaries’ interest in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform any material obligations under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of such assigned leases or subleases are currently approximately $50 million at June 30, 2004. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s financial condition and cash flows.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14. Discontinued Operations

     During the three months ended June 30, 2004, the Company had losses from discontinued operations totaling $3.5 million, primarily related to several stores that were sold or for which the Company has entered into a definitive agreement to sell. Generally, the sale of a store is completed within 60 to 90 days after a definitive agreement is signed. The accompanying Unaudited Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Selected income statement data for the Company’s discontinued operations is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Total revenue	$17.4	$22.7	$42.7	$43.3
Pre-tax loss from discontinued operations	$(.9)	$(.5)	$(1.8)	$(.9)
Pre-tax loss on disposal, from discontinued operations	(4.5)	—	(4.5)	—

	(5.4)	(.5)	(6.3)	(.9)
Benefit from income taxes	(1.9)	(.2)	(2.2)	(.3)

Loss from discontinued operations, net of income taxes	$(3.5)	$(.3)	$(4.1)	$(.6)

     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities as of June 30, 2004 and December 31, 2003 is as follows:

	June 30,	December 31,
	2004	2003
Inventory	$6.5	$14.4
Other current assets	2.5	2.7

Total current assets	9.0	17.1

Property and equipment, net	.9	7.0
Other non-current assets	—	.1

Total non-current assets	.9	7.1

Total assets	$9.9	$24.2

Floorplan notes payable	$6.6	$13.8
Other current liabilities	1.0	1.6

Total liabilities	$7.6	$15.4

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

bankruptcy court, substantially all of ANC Rental’s assets (the “Rental Business”) were sold to an entity controlled by Cerberus Capital Management, L.P.

     Following the sale, and pursuant to the Settlement Agreement, the Company continued to guarantee $29.5 million, and committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. On June 30, 2004, the Company was released from its $29.5 guarantee obligation, but remains committed to guarantee a replacement obligation. The Company is obligated to pay one-half of any permanent reduction of such guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors in the bankruptcy. As a result of the Company’s guarantees and potential payment obligations as described above, it incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statements during 2003. Therefore, the Company’s remaining potential pre-tax financial exposure related to the ANC Rental guarantees for which the Company has not taken a charge is no greater than $20 million (approximately $12 million after-tax).

15.	New Accounting Pronouncements

     As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16, as it applies to the Company, addresses the recognition of certain manufacturer allowances and requires that manufacturer allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or costs incurred. The adoption of EITF 02-16 resulted in a cumulative effect of accounting change, net of $9.1 million of income tax, totaling $14.6 million to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost during 2003.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities, as defined, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the implementation date for certain entities to periods ending after March 14, 2004. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

     Our parts and service departments provide reconditioning repair work for used vehicles acquired by the used vehicle department and minor preparatory work for new vehicles. The parts and service departments charge the new and used departments as if they were third parties in order to account for total activity performed by that department. We have determined that the revenue and related cost of sales of both new and used vehicles had not been reduced by the intracompany charge for such work. Commencing with the second quarter of 2004, we are making this adjustment and have revised amounts previously reported by reducing new and used vehicle revenue and cost of sales by the amount of the intracompany charge. The adjustments have no impact on gross profit, operating income, income from continuing operations, net income, earnings per share, cash flows, or financial position for any period or their respective trends.

     The effect of the adjustments was to reduce both revenue and cost of sales for new vehicles by $22 million and $44 million for the three and six months ended June 30, 2004, respectively, and for used vehicles by $52 million and $102 million for the same periods, respectively. For 2003, the adjustment reduced both revenue and cost of sales for new vehicles by $21 million and $40 million for the three and six months ended June 30, 2003, respectively, and used vehicles by $49 million and $94 million for the same periods, respectively. Accordingly, our revenue-based performance metrics, such as revenue per vehicle, gross profit as a percent of revenue, and selling, general, and administrative expense as a percent of revenue, also have been revised. These revisions do not have a material impact on the amounts for any period or respective trends.

     Additionally, in an effort to improve reporting consistency within our automotive retailing peer group, certain amounts have been reclassified from the previously reported financial statements to conform with the income statement presentation of the current period. Finance and Insurance Revenue has been adjusted to include corporate volume incentives that were previously included in Other Revenue. Additionally, Used Vehicle Revenue and Cost of Sales have been adjusted to include the results of wholesale operations that were previously included in Other Revenue and Cost of Sales. There was no impact to total revenue or total gross profit as a result of these changes.

     During the three months ended June 30, 2004, we had losses from discontinued operations totaling $3.5 million primarily related to several stores that were sold or for which we have entered into a definitive agreement to sell. Certain amounts reflected in the accompanying Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2004 and 2003, have been adjusted to classify the results of the stores described above as discontinued operations.

OVERVIEW

     AutoNation, Inc. is the largest automotive retailer in the United States. As of June 30, 2004, we owned and operated 362 new vehicle franchises primarily located in major metropolitan markets in 18 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.

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

     The automotive retailing industry historically has been subject to substantial cyclical variation characterized by periods of oversupply of new vehicles and weak consumer demand. We believe that many factors affect industry-wide sales of new vehicles and retailers’ gross profit margins, including, among other factors, consumer confidence in the economy, the level of manufacturers’ excess production capacity, industry-wide inventory levels, manufacturer pricing and incentives (and consumers’ reaction thereto), intense industry competition, interest rates and the level of personal discretionary spending.

     For the three months ended June 30, 2004 and 2003, we had net income of $92.1 million and $106.3 million respectively. Net income from continuing operations for the three months ended June 30, 2004 and 2003 was $95.6 million and $106.6 million respectively. During the three months ended June 30, 2004, our cost structure was targeted for vehicle sales volumes that did not materialize, particularly in June, with significant declines in sales of Ford and General Motors products. Low volume combined with high inventories also caused a decline in new vehicle gross margins. Declines in new and used vehicle gross profits were partially offset by improved gross profit performances in parts and service and finance and insurance. Additionally, the three months ended June 30, 2004, include a loss from discontinued operations totaling $3.5 million or $0.01 per share, primarily due to store divestitures.

     For the six months ended June 30, 2004 and 2003, we had net income of $179.4 million and $291.3 million, respectively, and diluted earnings per share of $.65 and $1.01, respectively. The six months ended June 30, 2003 includes the income tax benefit from an IRS settlement of $127.5 million or $.44 per share. Additionally, the six months ended June 2003 was impacted by a loss from discontinued operations due to an agreement reached with ANC Rental and a charge for the cumulative effect of accounting change for manufacturer allowances, primarily related to floorplan assistance.

The following table details certain components of net income (in millions, except per share data):

	Net Income		Diluted Earnings Per Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income from continuing operations	$183.5	$318.8	$.67	$1.10
Loss from discontinued operations, net of income taxes	(4.1)	(12.9)	$(.01)	$(.04)
Cumulative effect of accounting change, net of income taxes	—	(14.6)	—	$(.05)

Net income	$179.4	$291.3	$.65	$1.01

Reported Operating Data

     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2004	2003	$ Variance	% Variance	2004	2003	$ Variance	% Variance
Revenue:
New vehicle	$3,055.1	$3,057.3	$(2.2)	(.1)	$5,849.3	$5,636.6	$212.7	3.8
Used vehicle	1,119.8	1,132.8	(13.0)	(1.1)	2,219.0	2,186.0	33.0	1.5
Parts and service	632.9	617.5	15.4	2.5	1,265.4	1,213.1	52.3	4.3
Finance and insurance	158.4	157.8	.6	.4	309.3	293.7	15.6	5.3
Other	22.7	10.0	12.7		46.3	21.3	25.0

Total revenue	$4,988.9	$4,975.4	$13.5	0.3	$9,689.3	$9,350.7	$338.6	3.6

Gross profit:
New vehicle	$214.6	$222.7	$(8.1)	(3.6)	$415.2	$419.1	$(3.9)	(.9)
Used vehicle	105.1	109.5	(4.4)	(4.0)	212.5	213.4	(.9)	(.4)
Parts and service	280.0	270.1	9.9	3.7	556.7	529.1	27.6	5.2
Finance and insurance	158.4	157.8	.6	.4	309.3	293.7	15.6	5.3
Other	12.0	8.6	3.4		25.8	18.3	7.5

Total gross profit	770.1	768.7	1.4	.2	1,519.5	1,473.6	45.9	3.1
Selling, general and administrative expenses	556.4	545.3	(11.1)	(2.0)	1,103.2	1,064.9	(38.3)	(3.6)
Depreciation	19.7	16.9	(2.8)		38.5	33.7	(4.8)
Amortization	.3	.4	.1		.6	1.0	.4
Loan and lease underwriting income, net	—	(3.1)	(3.1)		—	(6.0)	(6.0)
Other losses (gains), net	(1.4)	2.1	3.5		0.5	2.4	1.9

Operating income	195.1	207.1	(12.0)	(5.8)	376.7	377.6	(.9)	(.2)
Floorplan interest expense	(21.4)	(19.4)	(2.0)	(10.3)	(38.9)	(38.8)	(.1)	(.3)
Other interest expense	(19.7)	(20.6)	.9	4.4	(39.0)	(36.2)	(2.8)	(7.7)
Interest income	.7	.9	(.2)	22.2	1.4	2.0	(.6)	(30.0)
Other (expense) income, net	(1.0)	5.3	(6.3)		(1.3)	6.3	(7.6)

Income from continuing operations before income taxes	$153.7	$173.3	$(19.6)	(11.3)	$298.9	$310.9	$(12.0)	(3.9)

Retail vehicle unit sales:
New vehicle	107,535	109,186	(1,651)	(1.5)	205,081	202,522	2,559	1.3
Used vehicle	62,884	65,498	(2,614)	(4.0)	126,027	124,891	1,136	.9

	170,419	174,684	(4,265)	(2.4)	331,108	327,413	3,695	1.1

Revenue per vehicle retailed:
New vehicle	$28,410	$28,001	$409	1.5	$28,522	$27,832	$690	2.5
Used vehicle	$14,519	$14,263	$256	1.8	$14,445	$14,350	$95	.7
Gross profit per vehicle retailed:
New vehicle	$1,996	$2,040	$(44)	(2.2)	$2,025	$2,069	$(44)	(2.1)
Used vehicle	$1,647	$1,657	$(10)	(.6)	$1,669	$1,694	$(25)	(1.5)
Finance and insurance	$929	$903	$26	2.9	$934	$897	$37	4.1

	Three Months Ended June 30,		Six Months Ended June 30,
	% 2004	% 2003	% 2004	% 2003
Revenue mix percentages:
New vehicle	61.2	61.4	60.4	60.3
Used vehicle	22.4	22.8	22.9	23.4
Parts and services	12.7	12.4	13.1	13.0
Finance and insurance, net	3.2	3.2	3.2	3.1
Other	.5	.2	.4	.2

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	27.9	29.0	27.3	28.4
Used vehicle	13.6	14.2	14.0	14.5
Parts and service	36.4	35.1	36.6	35.9
Finance and insurance	20.6	20.5	20.4	19.9
Other	1.5	1.2	1.7	1.3

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.0	7.3	7.1	7.4
Used vehicle - retail	11.3	11.6	11.6	11.8
Parts and service	44.2	43.7	44.0	43.6
Total	15.4	15.5	15.7	15.8
Selling, general & administrative expenses	11.2	11.0	11.4	11.4
Operating income	3.9	4.2	3.9	4.0
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	72.3	70.9	72.6	72.3
Operating income	25.3	26.9	24.8	25.6

	June 30,
	2004	2003
Days supply:
New vehicle (industry standard of selling days, including fleet)	75 days	65 days
Used vehicle (trailing 30 days)	41 days	34 days

     The following table details the net floorplan benefit consisting of floorplan assistance earned, a component of new vehicle gross profit, and floorplan interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2004	2003	Variance	2004	2003	Variance
Floorplan assistance	$31.0	$30.3	$.7	$58.2	$58.5	$(.3)
Floorplan interest expense	(21.4)	(19.4)	(2.0)	(38.9)	(38.8)	(.1)

Net floorplan benefit	$9.6	$10.9	$(1.3)	$19.3	$19.7	$(.4)

Same Store Operating Data

     We have presented below our operating results for the three and six months ended June 30, 2004 and 2003 on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2004	2003	$ Variance	% Variance	2004	2003	$ Variance	% Variance
Revenue:
New vehicle	$2,973.1	$3,042.6	$(69.5)	(2.3)	$5,717.1	$5,604.7	$112.4	2.0
Used vehicle	1,088.9	1,125.8	(36.9)	(3.3)	2,170.0	2,170.8	(.8)	—
Parts and service	620.4	613.1	7.3	1.2	1,243.9	1,203.6	40.3	3.3
Finance and insurance	155.9	157.0	(1.1)	(.7)	305.3	292.3	13.0	4.4
Other	9.0	7.5	1.5		17.6	15.8	1.8

Total revenue	$4,847.3	$4,946.0	$(98.7)	(2.0)	$9,453.9	$9,287.2	$166.7	1.8

Gross profit:
New vehicle	$208.2	$222.2	$(14.0)	(6.3)	$405.2	$417.6	$(12.4)	(3.0)
Used vehicle	102.4	108.9	(6.5)	(6.0)	208.5	212.0	(3.5)	(1.7)
Parts and service	273.8	268.1	5.7	2.1	546.1	525.0	21.1	4.0
Finance and insurance	155.9	157.0	(1.1)	(.7)	305.3	292.3	13.0	4.4
Other	7.4	6.4	1.0		14.4	13.5	.9

Total gross profit	$747.7	$762.6	$(14.9)	(2.0)	$1,479.5	$1,460.4	$19.1	1.3

Retail vehicle unit sales:
New vehicle	105,366	108,675	(3,309)	(3.0)	201,400	201,358	42	—
Used vehicle	62,031	65,072	(3,041)	(4.7)	124,418	123,933	485	.4

	167,397	173,747	(6,350)	(3.7)	325,818	325,291	527	.2

Revenue per vehicle retailed:
New vehicle	$28,217	$27,997	$220	.8	$28,387	$27,835	$552	2.0
Used vehicle	$14,394	$14,270	$124	.9	$14,367	$14,365	$2	—
Gross profit per vehicle retailed:
New vehicle	$1,976	$2,045	$(69)	(3.4)	$2,012	$2,074	$(62)	(3.0)
Used vehicle	$1,644	$1,657	$(13)	(.8)	$1,667	$1,696	$(29)	(1.7)
Finance and insurance	$931	$904	$27	3.0	$937	$899	$38	4.2

	Three Months Ended June 30,		Six Months Ended June 30,
	% 2004	% 2003	% 2004	% 2003
Revenue mix percentages:
New vehicle	61.3	61.5	60.5	60.3
Used vehicle	22.5	22.8	23.0	23.4
Parts and service	12.8	12.4	13.2	13.0
Finance and insurance	3.2	3.2	3.2	3.1
Other	.2	.1	.1	.2

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	27.8	29.1	27.4	28.6
Used vehicle	13.7	14.3	14.1	14.5
Parts and service	36.6	35.2	36.9	35.9
Finance and insurance	20.9	20.6	20.6	20.0
Other	1.0	.8	1.0	1.0

	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.0	7.3	7.1	7.5
Used vehicle	11.4	11.6	11.6	11.8
Parts and service	44.1	43.7	43.9	43.6
Total	15.4	15.4	15.6	15.7

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
			Favorable/				Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance	2004	2003	(Unfavorable)	% Variance
Reported:
Revenue	$3,055.1	$3,057.3	$(2.2)	(.1)	$5,849.3	$5,636.6	$212.7	3.8
Gross profit	$214.6	$222.7	$(8.1)	(3.6)	$415.2	$419.1	$(3.9)	(.9)
Retail vehicle unit sales	107,535	109,186	(1,651)	(1.5)	205,081	202,522	2,559	1.3
Revenue per vehicle retailed	$28,410	$28,001	$409	1.5	$28,522	$27,832	$690	2.5
Gross profit per vehicle retailed	$1,996	$2,040	$(44)	(2.2)	$2,025	$2,069	$(44)	(2.1)
Days supply (industry standard of selling days, including fleet)	75 days	65 days
Same Store:
Revenue	$2,973.1	$3,042.6	$(69.5)	(2.3)	$5,717.1	$5,604.7	$112.4	2.0
Gross profit	$208.2	$222.2	$(14.0)	(6.3)	$405.2	$417.6	$(12.4)	(3.0)
Retail vehicle unit sales	105,366	108,675	(3,309)	(3.0)	201,400	201,358	42	—
Revenue per vehicle retailed	$28,217	$27,997	$220	.8	$28,387	$27,835	$552	2.0
Gross profit per vehicle retailed	$1,976	$2,045	$(69)	(3.4)	$2,012	$2,074	$(62)	(3.0)

	Three Months Ended June 30,		Six Months Ended June 30,
	% 2004	% 2003	% 2004	% 2003
Reported:
Revenue mix percentage	61.2	61.4	60.4	60.3
Gross profit mix percentage	27.9	29.0	27.3	28.4
Gross profit as a percentage of revenue	7.0	7.3	7.1	7.4
Same Store:
Revenue mix percentage	61.3	61.5	60.5	60.3
Gross profit mix percentage	27.8	29.1	27.4	28.6
Gross profit as a percentage of revenue	7.0	7.3	7.1	7.5

     Reported new vehicle performance for the three and six months ended June 30, 2004 benefited from the impact of acquisitions when compared to same store performance.

     New vehicle revenue for the three months ended June 30, 2004 decreased compared to the same period in 2003. Although revenue per unit increased slightly, it was offset by a decrease in volume. Our volume decrease is consistent with industry trends for our brand and market mix, which were significantly impacted by declines in sales of Ford and General Motors products, particularly in June. Low volume combined with high inventories also caused a decline in gross profit and gross profit as a percentage of revenue during the three months ended June 30, 2004.

     New vehicle revenue for the six months ended June 30, 2004 increased as a result of increased volume during the first quarter as well as higher revenue per unit. Gross profit and gross profit as a percentage of revenue decreased during the six months ended June 30, 2004 compared to 2003. We believe this was largely due to high inventory levels for us and the industry in general and intense competition at the retail level. We anticipate the new vehicle market will remain intensely competitive for the remainder of 2004 and that the presidential election could negatively impact new vehicle sales in the fourth quarter. Our new vehicle inventories were at $2.8 billion or 75 days supply as of June 30, 2004. We plan to reduce these levels during the second half of 2004, but unless industry inventory levels are reduced, we expect to continue to experience gross margin pressure.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
			Favorable/				Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance	2004	2003	(Unfavorable)	% Variance
Reported:
Retail revenue	$913.0	$934.2	$(21.2)	(2.3)	$1,820.5	$1,792.2	$28.3	1.6
Wholesale revenue	206.8	198.6	8.2	4.1	398.5	393.8	4.7	1.2

Total revenue	$1,119.8	$1,132.8	$(13.0)	(1.1)	$2,219.0	$2,186.0	$33.0	1.5

Retail gross profit	$103.6	$108.5	$(4.9)	(4.5)	$210.3	$211.6	$(1.3)	(.6)
Wholesale gross profit	1.5	1.0	.5	—	2.2	1.8	.4	—

Total gross profit	$105.1	$109.5	$(4.4)	(4.0)	$212.5	$213.4	$(.9)	(.4)

Retail vehicle unit sales	62,884	65,498	(2,614)	(4.0)	126,027	124,891	1,136	.9
Revenue per vehicle retailed	$14,519	$14,263	$256	1.8	$14,445	$14,350	$95	.7
Gross profit per vehicle retailed	$1,647	$1,657	$(10)	(.6)	$1,669	$1,694	$(25)	(1.5)
Days supply (trailing 30 days)	41 days	34 days
Same Store:
Retail revenue	$892.9	$928.6	$(35.7)	(3.8)	$1,787.5	$1,780.3	$7.2	.4
Wholesale revenue	196.0	197.2	(1.2)	(.6)	382.5	390.5	(8.0)	(2.0)

Total revenue	$1,088.9	$1,125.8	$(36.9)	(3.3)	$2,170.0	$2,170.8	$(.8)	—

Retail gross profit	$102.0	$107.8	$(5.8)	(5.4)	$207.4	$210.2	$(2.8)	(1.3)
Wholesale gross profit	.4	1.1	(.7)		1.1	1.8	(.7)

Gross profit	$102.4	$108.9	$(6.5)	(6.0)	$208.5	$212.0	$(3.5)	(1.7)

Retail vehicle unit sales	62,031	65,072	(3,041)	(4.7)	124,418	123,933	485	.4
Revenue per vehicle retailed	$14,394	$14,270	$124	.9	$14,367	$14,365	$2	—
Gross profit per vehicle retailed	$1,644	$1,657	$(13)	(.8)	$1,667	$1,696	$(29)	(1.7)

	Three Months Ended June 30,		Six Months Ended June 30,
	% 2004	% 2003	% 2004	% 2003
Reported:
Revenue mix percentage	22.4	22.8	22.9	23.4
Gross profit mix percentage	13.6	14.2	14.0	14.5
Gross profit as a percentage of retail revenue	11.3	11.6	11.6	11.8
Same Store:
Revenue mix percentage	22.5	22.8	23.0	23.4
Gross profit mix percentage	13.7	14.3	14.1	14.5
Gross profit as a percentage of retail revenue	11.4	11.6	11.6	11.8

     Used vehicle revenue for the three months ended June 30, 2004 decreased compared to the same period in 2003 as a result of lower volume partially offset by an increase in revenue per unit. Consistent with the new vehicle volume decline, used vehicle volume was significantly impacted by lower store sales traffic. Gross profit for the three months ended June 30, 2004 decreased slightly as a result of the lower volume and lower margins. Gross profit as a percentage of revenue for the three months ended June 30, 2004 decreased 30 basis points to 11.3%.

     Used vehicle revenue for the six months ended June 30, 2004 increased slightly as a result of increased volume during the first quarter as well as higher revenue per unit during the second quarter. Gross profit decreased slightly during the six months ended June 30, 2004. Our used vehicle inventories were at $361.5 million at June 30, 2004 or 41 days supply. We will continue to focus on stocking the right mix of units through the use of our used vehicle management programs.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
			Favorable/				Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance	2004	2003	(Unfavorable)	% Variance
Reported:
Revenue	$632.9	$617.5	$15.4	2.5	$1,265.4	$1,213.1	$52.3	4.3
Gross profit	$280.0	$270.1	$9.9	3.7	$556.7	$529.1	$27.6	5.2
Same Store:
Revenue	$620.4	$613.1	$7.3	1.2	$1,243.9	$1,203.6	$40.3	3.3
Gross profit	$273.8	$268.1	$5.7	2.1	$546.1	$525.0	$21.1	4.0

	Three Months Ended June 30,		Six Months Ended June 30,
	% 2004	% 2003	% 2004	% 2003
Reported:
Revenue mix percentage	12.7	12.4	13.1	13.0
Gross profit mix percentage	36.4	35.1	36.6	35.9
Gross profit as a percentage of revenue	44.2	43.7	44.0	43.6
Same Store:
Revenue mix percentage	12.8	12.4	13.2	13.0
Gross profit mix percentage	36.6	35.2	36.9	35.9
Gross profit as a percentage of revenue	44.1	43.7	43.9	43.6

     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs. Parts and service revenue and gross profit increased during the three and six months ended June 30, 2004 primarily due to improved volume on customer-paid work, parts revenue and import and luxury warranty revenue, partially offset by declines in domestic warranty revenue and collision repair revenue. Additionally, year-to-date results benefited from an additional service day as compared to the same period in 2003 which contributed approximately $4 million of gross profit in the period. Improvements are attributable to the focus on key operating initiatives that include a standard service drive process, marketing program and training program.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
			Favorable/				Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance	2004	2003	(Unfavorable)	% Variance
Reported:
Revenue and gross profit	$158.4	$157.8	$.6	.4	$309.3	$293.7	$15.6	5.3
Gross profit per vehicle retailed	$929	$903	$26	2.9	$934	$897	$37	4.1
Same Store:
Revenue and gross profit	$155.9	$157.0	$(1.1)	(.7)	$305.3	$292.3	$13.0	4.4
Gross profit per vehicle retailed	$931	$904	$27	3.0	$937	$899	$38	4.2

	Three Months Ended June 30,		Six Months Ended June 30,
	% 2004	% 2003	% 2004	% 2003
Reported:
Revenue mix percentage	3.2	3.2	3.2	3.1
Gross profit mix percentage	20.6	20.5	20.4	19.9
Same Store:
Revenue mix percentage	3.2	3.2	3.2	3.1
Gross profit mix percentage	20.9	20.6	20.6	20.0

     Finance and insurance revenue and gross profit remained relatively flat for the three months ended June 30, 2004 as lower vehicle sales volumes offset improved gross profit per vehicle. For the six months ended June 30, 2004, finance and insurance revenue, gross profit and gross profit per vehicle retailed increased as a result of increased new and used vehicle sales volumes and increased product and preferred lender penetration. Lower interest rates have facilitated finance and insurance sales, but higher rates in 2004 may negatively impact finance and insurance revenue and gross profit.

Operating Expenses

Selling, General and Administrative Expenses

     During the three and six months ended June 30, 2004, selling, general and administrative expenses increased $11.1 million and $38.3 million or 2.0% and 3.6%, respectively. As a percent of total gross profit, selling, general and administrative expenses increased 140 basis points and 30 basis points, respectively. For the three months ended June 30, 2004, our cost structure was targeted for vehicle sales volumes that did not materialize, particularly in June. During the remainder of 2004, we will focus on cost-control and productivity improvements, particularly in the areas of compensation and advertising.

Non-Operating Income (Expense)

Floorplan Interest Expense

     Floorplan interest expense was $21.4 million and $19.4 million for the three months ended June 30, 2004 and 2003, respectively, and $38.9 million and $38.8 million for the six months ended June 30, 2004 and 2003, respectively. The increase is primarily the result of higher average inventory levels. For the three and six months ended June 30, 2004, the income statement expense impact from interest rate hedges was $.9 million and $1.4 million, respectively. There was no income statement impact from interest rate hedges for the three and six months ended June 30, 2003. See discussion in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Other Interest Expense

     Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $19.7 million and $20.6 million for the three months ended June 30, 2004 and 2003, respectively, and $39.0 million and $36.2 million for the six months ended June 30, 2004 and 2003, respectively. Other interest expense also includes interest related to the IRS settlement totaling $1.6 million and $5.9 million for the three months ended June 30, 2004 and 2003, respectively, and $2.8 million and $7.8 million for the six months ended June 30, 2004 and 2003, respectively, and represents interest due under the agreement from the date of settlement. The increase in other interest expense, excluding amounts related to the IRS settlement, for the three and six months ended June 30, 2004 is primarily due to incremental debt.

Provision for (Benefit from) Income Taxes

     The effective income tax rate was 37.8% and 38.5% for the three months ended June 30, 2004 and 2003, respectively, and 38.6% and (2.5)% for the six months ended June 30, 2004 and 2003, respectively. Income taxes are provided based upon our anticipated annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters arising or resolved during the period.

     In March 2003, we entered into a settlement agreement with the IRS with respect to the tax treatment of certain transactions we entered into in 1997 and 1999. As a result of the settlement, during the first quarter of 2003, we recognized an income tax benefit of $127.5 million from the reduction of previously recorded tax liabilities. Excluding the impact of the IRS settlement, the effective income tax rate for 2003 was 38.5%. We continue to be under federal income tax audit for the years 1997 through 2001. See Note 9, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements for further information.

     During the three months ended June 30, 2004, we had net favorable adjustments relating to various tax adjustments and resolutions totaling approximately $2 million.

     Our effective tax rates in future periods may continue to be impacted by changes in our blended state income tax rates and adjustments for other tax matters. Our tax rate for the third and fourth quarter could approach 39.5% to 40%. We expect our base tax rate to be approximately 39% once our open tax matters are resolved.

Financial Condition

     At June 30, 2004, we had $56.8 million of unrestricted cash and cash equivalents. We have two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowing capacity up to $200.0 million at a LIBOR-based interest rate and expires in August 2004. We are in the process of renewing this 364-day revolving credit facility which is expected to be completed in August 2004, although there can be no assurance that the facility will be renewed in the amount of $200.0 million or on similar terms or at all. A five-year facility, which expires August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of our stores, and are guaranteed by substantially all of our subsidiaries. No amounts are drawn on these revolving credit facilities.

     At June 30, 2004, surety bonds, letters of credit and cash deposits totaled $95.2 million, including $68.2 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. Due to insurance requirement changes, letters of credit outstanding are expected to reach up to $80 million in 2004.

     We also have $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

     In conjunction with the revolving credit facilities and senior unsecured notes offering, we received corporate credit ratings from rating agencies. During the second quarter of 2004, we received a credit upgrade to investment grade from Standard & Poor’s. Now the corporation, our revolving credit facilities and senior unsecured notes carry investment grade ratings from Standard & Poor’s. Although Moody’s credit ratings remain unchanged at non-investment grade, it raised the ratings outlook to positive from stable for the corporation, our revolving credit facilities and senior unsecured notes. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings. In the event of a downgrade in our credit rating, we would continue to have access to the revolving credit facilities, although potentially at higher rates of interest. Certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade.

     At June 30, 2004, we had $324.1 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of our stores’ real property.

     We finance our new vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of June 30, 2004, available aggregate capacity under the floorplan credit facilities was approximately $3.9 billion of which $3.2 billion was outstanding at June 30, 2004. We generally do not utilize floorplan facilities to finance our used vehicle inventory.

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

     During the six months ended June 30, 2004, we repurchased 6.5 million shares of our common stock for an aggregate purchase price of $107.9 million, leaving $187.4 million available for share repurchases under Board-authorized programs. While we expect to continue repurchasing shares under these programs, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes and credit agreements relating to our two revolving credit facilities.

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

     Following the sale, and pursuant to the Settlement Agreement, we continued to guarantee $29.5 million, and committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. On June 30, 2004, we were released from our $29.5 guarantee obligation, but remain committed to guarantee a replacement obligation. We also are obligated to pay one-half of any permanent reduction of such guarantee obligations, or up to $20 million, to a trust established for the benefit of the unsecured creditors in the bankruptcy. We expect to be permanently released from our commitment to guarantee a replacement for the $29.5 million obligation as early as the third quarter of 2004, and may be permanently released from our commitment to guarantee an additional $10.5 million obligation as early as the third quarter of 2004. Thus, we expect to pay $14.8 million, and may pay up to the entire $20 million, to the trust as early as the third quarter of 2004. As a result of our guarantees and potential payment obligations as described above, we incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statements during 2003. Therefore, our remaining potential pre-tax financial exposure related to the ANC rental guarantees for which we have not taken a charge is no greater than $20 million (approximately $12 million after-tax).

     As a matter of course, we are regularly audited by various tax authorities. From time to time, these audits result in proposed assessments. Other tax accruals totaled $308.1 million and $307.3 million at June 30, 2004 and December 31, 2003, respectively, and relate to various tax matters where the ultimate resolution may result in us owing additional tax payments. These matters are expected to be resolved within the next 12 to 18 months. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. See Note 9, Income Taxes of Notes to Unaudited Consolidated Financial Statements for additional discussion of income taxes, including the impact of our March 2003 settlement with the IRS.

Cash Flows

     Cash and cash equivalents (decreased) increased by $(115.0) million and $59.7 million during the six months ended June 30, 2004 and 2003, respectively. The major components of these changes are discussed below.

Cash Flows — Operating Activities

     Cash provided by operating activities was $200.7 million and $324.9 million during the six months ended June 30, 2004 and 2003, respectively.

     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in floorplan notes payable which directly relate to new vehicle inventory. The net change in inventory and floorplan notes payable totaled $73.5 million of net cash used by operations for the six months ended June 30, 2004 compared to $69.3 million provided during the six months ended June 30, 2003.

Cash Flows — Investing Activities

     Cash flows from investing activities consist primarily of cash used for capital additions and activity from acquisitions. Capital expenditures, excluding property lease buyouts, were $54.7 million and $45.2 million during the six months ended June 30, 2004 and 2003, respectively. We project that 2004 full-year capital expenditures will be approximately $140 million, excluding acquisition-related spending and opportunistic lease buyouts.

     Property operating lease buyouts were $77.7 million and $9.8 million for the six months ended June 30, 2004 and 2003, respectively. We continue to analyze certain higher cost operating leases and evaluate alternatives in order to lower effective financing costs.

     Total cash used in business acquisitions, net of cash acquired, was $154.4 million and $44.8 million for the six months ended June 30, 2004 and 2003, respectively. We acquired five automotive retail franchises and other related assets during the six months ended June 30, 2004 and twelve automotive retail franchises and other related assets during the six months ended June 30, 2003. We expect that future acquisitions will primarily target single stores or store groups focused in key existing markets.

     For the six months ended June 30, 2003, proceeds from the sale of a portion of an equity-method investment in LKQ Corporation, an auto parts recycling business totaled $21.8 million, resulting in a gain of $6.3 million.

Cash Flows — Financing Activities

     Cash flows from financing activities primarily include treasury stock purchases proceeds from mortgage facilities and stock option exercises.

     During the six months ended June 30, 2004 and 2003, we repurchased 6.5 million and 27.0 million shares of our common stock, respectively, for an aggregate price of $107.9 million and $353.4 million, respectively, under our Board-approved share repurchase programs. We project that 2004 combined spending on acquisitions and share repurchases will be approximately $400 million.

     During the six months ended June 30, 2003, we drew additional amounts totaling $95.3 million of available capacity under our mortgage facilities.

     During the six months ended June 30, 2004 and 2003, proceeds from the exercise of stock options were $49.9 million and $38.7 million, respectively.

     Other cash used in financing activities totaled $9.3 million for the six months ended June 30, 2003 and primarily included amounts paid in conjunction with interest rate hedge transactions entered into in 2003.

Liquidity

     We believe that our funds generated through future operations and availability of borrowings under our floorplan notes payable, revolving credit facilities and mortgage facilities will be sufficient to fund our debt service and working capital requirements, payments due under the IRS settlement, payment of tax obligations, payment of ANC rental guarantee obligations, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions and share repurchases through cash flow from operations, revolving credit facilities and other financings. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At June 30, 2004, we have available capacity under our revolving credit and mortgage facilities and available cash totaling approximately $550 million, net of outstanding letters of credit. Currently, we are negotiating up to an additional $150.0 million of capacity under new mortgage facilities.

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

Seasonality

     Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. Accordingly, we expect our revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by other factors unrelated to season, such as automotive manufacturer incentives programs and, particularly with respect to the fourth quarter of 2004, the presidential election.

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

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Our business and results of operations are dependent in large part on new vehicle sales levels in the United States and in our particular geographic markets and for the brands we represent, as well as the level of gross margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict. We believe that many factors affect industry-wide sales of new vehicles and retailers’ gross profit margins, including, among others, consumer confidence in the economy, the level of manufacturers’ excess production capacity, industry-wide inventory levels, the level of manufacturer pricing and incentives (and consumers’ reaction thereto), intense industry competition, interest rates and the level of personal discretionary spending.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

•	Our stores are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our store operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores in key markets on favorable terms or at all.

•	We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

•	Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. At June 30, 2004 and December 31, 2003, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $495.8 million and $494.7 million, respectively, and had a fair value of $554.9 million and $557.1 million, respectively. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions.

Interest Rate Risk

     At June 30, 2004 and December 31, 2003, we had variable rate floorplan notes payable totaling $3.2 billion and $2.8 billion, respectively. Based on these amounts at June 30, 2004 and December 31, 2003, a 100 basis point change in interest rates would result in an approximate $31.8 million and $28.0 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to floorplan notes payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates. Net of floorplan assistance, at June 30, 2004 and December 31, 2003, a 100 basis point change in interest rates would result in an approximate $26.8 million and $23.4 million, respectively, change to our net inventory carrying costs.

     At June 30, 2004 and December 31, 2003, we had other variable rate debt outstanding totaling $324.1 million and $329.7 million, respectively, consisting primarily of mortgage facilities. Based on the amounts outstanding at June 30, 2004 and December 31, 2003, a 100 basis point change in interest rates would result in an approximate $3.2 million and $3.3 million, respectively, change to interest expense.

Hedging Risk

     We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. We have a series of interest rate hedge transactions with a notional value of $800 million, consisting of a combination of forward starting swaps, and cap and floor options (collars) designed to convert certain floating rate floorplan notes payable and mortgage notes to fixed rate debt. We have $200 million in notional swaps, which started in 2004 and effectively lock in a rate of 3.0%, and $600 million in notional collars that cap floating rates to a maximum rate no greater than 2.4%. All of our hedges mature over the next two years. For the six months ended June 30, 2004 and 2003, net unrealized losses related to hedges included in other comprehensive loss were $.9 million and $6.3 million, respectively. As of June 30, 2004, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. (This matter was previously discussed in the Legal Proceedings sections of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.) The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company and other defendants appealed the ruling to the Texas Supreme Court which, on March 26, 2004, declined to review the class certification. The defendants have petitioned the Texas Supreme Court to reconsider its denial of review of the class certification. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. The Company and other defendants are appealing the ruling to the Fifth Circuit Court Appeals. The Company intends to vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these matters. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2004. See Note 8 of our Notes to Unaudited Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of	Maximum Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May Yet Be
	Of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Programs	Program (in millions)(1)(2)
April 1, 2004 to April 30, 2004	—	$—	—	$237.1
May 1, 2004 to May 31, 2004	1,425,000	$16.07	1,425,000	$214.2
June 1, 2004 to June 30, 2004	1,575,000	$17.04	1,575,000	$187.4

Total	3,000,000	$16.58	3,000,000

(1) Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

(2) Our stock repurchase program, which authorizes the Company to repurchase up to $500.0 million of shares, was announced on May 14, 2003. This program does not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s annual meeting of shareholders held on May 12, 2004, the shareholders of the Company voted on the following two matters:

1.	The election of eight directors, each for a term expiring at the next annual meeting or until their successors are duly elected and qualified; and

2.	the ratification of the appointment of the Company’s independent auditor for 2004.

     All of the director nominees were elected based on the following votes:

Director Nominee	Votes Cast For	Votes Withheld
Robert J. Brown	247,348,344	6,240,951
J.P. Bryan	248,222,333	5,366,962
Rick L. Burdick	204,254,212	49,335,083
William C. Crowley	249,089,857	4,499,438
Alan S. Dawes	249,902,544	3,686,751
Mike Jackson	248,241,875	5,347,420
Edward S. Lampert	249,086,487	4,502,808
Irene B. Rosenfeld	249,745,844	3,843,451

     The appointment of KPMG LLP as the Company’s independent auditor for 2004 was ratified based on the following votes:

Votes Cast For	Votes Cast Against	Votes Abstained
247,178,360	5,162,803	1,248,132

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

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

Date: July 28, 2004