Form 10-Q
period 2004-09-30
AUTONATION INC /FL
filed 2004-10-28
CIK 350698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     On October 25, 2004 the registrant had 264,572,532 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90.8	$172.1
Receivables, net	694.7	761.9
Inventory	2,647.1	2,889.4
Other current assets	143.1	180.3

Total Current Assets	3,575.7	4,003.7

RESTRICTED ASSETS	54.4	65.8
PROPERTY AND EQUIPMENT, NET	1,803.2	1,688.7
INTANGIBLE ASSETS, NET	3,003.6	2,889.4
OTHER ASSETS	157.1	175.5

Total Assets	$8,594.0	$8,823.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable	$2,457.4	$2,780.7
Accounts payable	165.2	175.3
Notes payable and current maturities of long-term debt	14.7	15.9
Other current liabilities	787.0	837.4

Total Current Liabilities	3,424.3	3,809.3

LONG-TERM DEBT, NET OF CURRENT MATURITIES	802.7	808.5
DEFERRED INCOME TAXES AND OTHER TAX LIABILITIES	175.0	176.6
OTHER LIABILITIES	79.0	79.0
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share;
5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share;
1,500,000,000 shares authorized;
293,562,137 shares issued for both periods,
including shares held in treasury	2.9	2.9
Additional paid-in capital	2,563.5	2,581.0
Retained earnings	2,014.2	1,742.4
Accumulated other comprehensive loss	(3.7)	(3.2)
Treasury stock, at cost; 29,135,119 and 23,848,974 shares held, respectively	(463.9)	(373.4)

Total Shareholders’ Equity	4,113.0	3,949.7

Total Liabilities and Shareholders’ Equity	$8,594.0	$8,823.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS
(In millions, except share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Revenue:
New vehicle	$3,176.6	$3,218.6	$9,003.6	$8,826.9
Used vehicle	1,098.8	1,117.7	3,312.2	3,295.6
Parts and service	638.0	630.3	1,898.2	1,837.6
Finance and insurance	162.3	166.5	470.6	458.9
Other	21.7	9.5	68.1	30.9

TOTAL REVENUE	5,097.4	5,142.6	14,752.7	14,449.9

Cost of Sales:
New vehicle	2,956.5	2,989.6	8,369.8	8,180.5
Used vehicle	1,001.3	1,013.5	3,002.6	2,978.5
Parts and service	361.3	355.0	1,066.9	1,035.5
Other	10.0	1.2	30.6	4.3

TOTAL COST OF SALES	4,329.1	4,359.3	12,469.9	12,198.8

Gross Profit:
New vehicle	220.1	229.0	633.8	646.4
Used vehicle	97.5	104.2	309.6	317.1
Parts and service	276.7	275.3	831.3	802.1
Finance and insurance	162.3	166.5	470.6	458.9
Other	11.7	8.3	37.5	26.6

TOTAL GROSS PROFIT	768.3	783.3	2,282.8	2,251.1

Selling, general and administrative expenses	551.7	558.7	1,649.6	1,617.8
Depreciation	20.2	17.3	58.5	50.8
Amortization	0.3	0.3	0.9	1.3
Loan and lease underwriting income, net	—	(0.1)	—	(6.1)
Other losses (gains), net	1.0	(0.1)	1.4	2.3

OPERATING INCOME	195.1	207.2	572.4	585.0
Floorplan interest expense	(21.4)	(15.2)	(60.1)	(53.7)
Other interest expense	(18.4)	(18.5)	(57.4)	(54.7)
Interest income	0.9	0.8	2.3	2.8
Other (expense) income, net	(1.9)	(1.3)	(3.3)	5.0

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	154.3	173.0	453.9	484.4
PROVISION FOR INCOME TAXES	59.3	63.5	175.0	55.9

NET INCOME FROM CONTINUING OPERATIONS	95.0	109.5	278.9	428.5
LOSS FROM DISCONTINUED OPERATIONS, NET OF
INCOME TAXES	(2.6)	(.7)	(7.1)	(13.8)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
CHANGE	92.4	108.8	271.8	414.7
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES	—	—	—	(14.6)

NET INCOME	$92.4	$108.8	$271.8	$400.1

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$.36	$.40	$1.04	$1.52
Discontinued operations	$(.01)	—	$(.03)	$(.05)
Cumulative effect of accounting change	—	—	—	$(.05)
Net income	$.35	$.40	$1.02	$1.42
Weighted average common shares outstanding	265.6	275.4	267.4	281.6
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$.35	$.38	$1.02	$1.48
Discontinued operations	$(.01)	—	$(.03)	$(.05)
Cumulative effect of accounting change	—	—	—	$(.05)
Net income	$.34	$.38	$.99	$1.39
Weighted average common shares outstanding	270.6	286.6	273.2	288.6
The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Retained	Compre- hensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
BALANCE AT DECEMBER 31, 2003	293,562,137	$2.9	$2,581.0	$1,742.4	$(3.2)	$(373.4)	$3,949.7
Purchases of treasury stock	—	—	—	—	—	(190.8)	(190.8)
Exercise of stock options	—	—	(17.5)	—	—	100.3	82.8
Other comprehensive income	—	—	—	—	(.5)	—	(.5)
Net income	—	—	—	271.8	—	—	271.8

BALANCE AT SEPTEMBER 30, 2004	293,562,137	$2.9	$2,563.5	$2,014.2	$(3.7)	$(463.9)	$4,113.0

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$271.8	$400.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Income tax benefit from IRS settlement	—	(127.5)
Cumulative effect of accounting change	—	14.6
Loss from discontinued operations	7.1	13.8
Depreciation	58.5	50.8
Amortization	.9	1.3
Amortization of debt issuance costs and discounts	3.9	4.5
Income taxes	26.8	22.9
Gain on sale of investment in LKQ Corporation	—	(6.3)
Other	4.2	3.3
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	68.9	(26.7)
Inventory	244.5	160.9
Other assets	28.2	2.0
Vehicle floorplan payable	(328.3)	(90.0)
Accounts payable	(10.1)	3.2
IRS settlement payment	(42.6)	(366.0)
Other liabilities	(20.8)	69.7

	313.0	130.6

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buyouts	(81.6)	(75.3)
Property operating lease buyouts	(77.7)	(9.8)
Proceeds from sale of property and equipment	1.7	.1
Proceeds from disposal of assets held for sale	30.2	14.7
Cash used in business acquisitions, net of
cash acquired	(154.3)	(47.8)
Proceeds from the sale of finance receivable
portfolio	—	52.4
Collection of installment loans receivable
and other related items	—	27.0
Net change in restricted cash	10.9	19.4
Purchases of restricted investments	(16.7)	—
Sales of restricted investments	21.1	2.4
Proceeds from sale of investment in LKQ Corporation	—	21.8
Other	3.7	10.4

	(262.7)	15.3

CASH USED IN FINANCING ACTIVITIES:
Purchases of treasury stock	(190.8)	(465.2)
Proceeds from mortgage facilities	.2	95.8
Payments of mortgage facilities	(8.5)	(6.4)
Payments of notes payable and long-term debt	—	(3.3)
Proceeds from exercises of stock options	68.1	101.9
Other	—	(9.3)

	(131.0)	(286.5)

CASH USED IN CONTINUING OPERATIONS	(80.7)	(140.6)
CASH USED IN DISCONTINUED OPERATIONS	(.6)	(1.5)

DECREASE IN CASH AND CASH EQUIVALENTS	(81.3)	(142.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	172.1	177.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90.8	$35.5

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

     The effect of the adjustments was to reduce both revenue and cost of sales for new vehicles by $21 million and $65 million for the three and nine months ended September 30, 2004, respectively, and for used vehicles by $49 million and $151 million for the same periods, respectively. For 2003, the adjustment reduced both revenue and cost of sales for new vehicles by $21 million and $61 million for the three and nine months ended September 30, 2003, respectively, and used vehicles by $50 million and $143 million for the same periods, respectively. These revisions do not have a material impact on the amounts for any period or respective trends.

     Additionally, in order to maintain consistency and comparability between periods presented and in an effort to improve reporting consistency within our automotive retailing peer group, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period. The reclassifications include certain revenue related to corporate volume incentives which was previously included in Other Revenue and has been reclassified to Finance and Insurance Revenue. Additionally, Used Vehicle Revenue and Cost of Sales have been adjusted to include the results of wholesale operations that were previously included in Other Revenue and Cost of Sales.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     During the nine months ended September 30, 2004, the Company had losses from discontinued operations totaling $7.1 million, primarily related to several stores that were sold or for which the Company has entered a definitive agreement to sell. Generally, the sale of a store is completed within 60 to 90 days after a definitive agreement is signed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” certain amounts reflected in the accompanying Unaudited Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, have been adjusted to classify the related assets and liabilities as a component of Other Current Assets and Other Current Liabilities for discontinued operations. In addition, the accompanying Unaudited Consolidated Income Statements and Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, have been adjusted to classify the results of the stores described above as discontinued operations.

2.	Stock Options

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all outstanding options, and based on their vesting schedules, the Company’s pro forma net income and pro forma earnings per share are as follows for the nine months ended September 30:

	2004	2003
Net income, as reported	$271.8	$400.1
Pro forma stock-based employee compensation cost, net of taxes	(12.7)	(10.2)

Pro forma net income	$259.1	$389.9

Basic earnings per share, as reported	$1.02	$1.42
Pro forma stock-based employee compensation cost	$(.05)	$(.04)
Pro forma basic earnings per share	$.97	$1.38

Diluted earnings per share, as reported	$.99	$1.39
Pro forma stock-based employee compensation cost	$(.05)	$(.04)
Pro forma diluted earnings per share	$.95	$1.35

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	Receivables, Net

     The components of receivables, net of allowance for doubtful accounts, are as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Contracts-in-transit and vehicle receivables	$360.7	$390.9
Trade receivables	97.6	95.1
Manufacturer receivables	170.0	175.3
Income taxes refundable	—	36.2
Other	81.2	79.8

	709.5	777.3
Less: Allowances	(14.8)	(15.4)

Receivables, net	$694.7	$761.9

     Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.

4.	Inventory and Vehicle Floorplan Payable

     The components of inventory are as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
New vehicles	$2,174.3	$2,453.7
Used vehicles	331.4	297.1
Parts, accessories and other	141.4	138.6

	$2,647.1	$2,889.4

     At September 30, 2004 and December 31, 2003, vehicle floorplan payable totaled $2.5 billion and $2.8 billion, respectively. Vehicle floorplan payable reflects amounts payable to finance the purchase of specific vehicle inventories at LIBOR-based rates of interest primarily with manufacturers’ captive finance subsidiaries, and is generally due within several days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables and contain certain financial and operational covenants. At September 30, 2004, the Company was in compliance with such covenants in all material respects. At September 30, 2004, aggregate capacity under the floorplan credit facilities was approximately $3.9 billion, of which $2.5 billion was outstanding.

5.	Restricted Assets and Reinsurance

     The Company has restricted assets primarily held in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses relating to its captive insurance subsidiaries.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     A summary of restricted assets is as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Restricted cash	$32.0	$40.3
Restricted investments	22.4	25.5

Total restricted assets	$54.4	$65.8

     At September 30, 2004 and December 31, 2003, current unearned premiums and loss reserves related to the Company’s reinsurance programs were included in Other Current Liabilities and long-term unearned premiums and loss reserves were included in Other Liabilities in the Unaudited Consolidated Balance Sheets as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Unearned premiums – current portion	$10.4	$17.6
Unearned premiums – long-term portion	11.7	19.6

Total unearned premiums	$22.1	$37.2

Loss reserves – current portion	$7.5	$11.7
Loss reserves – long-term portion	.1	.3

Total loss reserves	$7.6	$12.0

     Since January 1, 2003, the Company has not issued reinsurance for new and used vehicle warranties and credit insurance products. The remaining reserves pertaining to the Company’s reinsurance programs are expected to wind down over the next two years.

     At September 30, 2004, surety bonds, letters of credit and cash deposits totaled $101.5 million, including $73.7 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance.

6.	Intangible Assets, net

     Intangible assets, net, consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Goodwill	$3,061.1	$3,006.8
Franchise rights – indefinite-lived	203.1	142.4
Other intangibles	11.2	11.1

	3,275.4	3,160.3
Less: accumulated amortization	(271.8)	(270.9)

	$3,003.6	$2,889.4

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	Notes Payable and Long-term Debt

     Notes payable and long-term debt consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
$450.0 million, 9% senior unsecured notes, net of unamortized
discount of $3.6 million and $4.1 million, respectively	$446.4	$445.9
Revolving credit facilities	—	—
Mortgage facilities	321.2	329.7
Other debt	49.8	48.8

	817.4	824.4
Less: current maturities	(14.7)	(15.9)

Long-term debt, net of current maturities	$802.7	$808.5

     The Company has $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.

     The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowing capacity of up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2004 for another 364-day term to August 2005. A five-year facility, which expires in August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company’s stores, and are guaranteed by substantially all of the Company’s subsidiaries. There were no borrowings on these revolving credit facilities during the nine months ended September 30, 2004 and 2003. The Company does not currently provide cash collateral for outstanding letters of credit. The Company has negotiated a letter of credit line as part of its multi-year revolving credit facility. The amount available to be borrowed under the $300.0 million multi-year credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit, which totaled $73.7 million at September 30, 2004.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     At September 30, 2004, the Company had $321.2 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of the Company’s retail properties.

     The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum debt-to-cash flow ratio, minimum interest coverage and maximum debt-to-total capital ratio. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum interest coverage covenant, and the mortgage facilities contain both maximum debt-to-cash flow ratio and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At September 30, 2004, the Company was in compliance with the requirements of all such financial covenants.

     In the event of a downgrade in the Company’s debt credit ratings, none of the covenants described above would be impacted. In addition, availability under the revolving credit facilities described above would not be impacted should a downgrade in the senior secured debt credit ratings occur. The interest rate charged under the revolving credit facilities is impacted by the credit ratings of those facilities.

     Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	Shareholders’ Equity

     During the nine months ended September 30, 2004, the Company repurchased 11.6 million shares of its common stock for an aggregate purchase price of $190.8 million, leaving approximately $104.5 million available for share repurchases under the current program authorized by the Company’s Board of Directors. In October 2004, the Company’s Board of Directors authorized an additional $250.0 million share repurchase program. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities. During the nine months ended September 30, 2004 and 2003, proceeds from the exercise of stock options were $68.1 million and $101.9 million, respectively.

     In October 2004, the Company’s Board of Directors authorized the retirement of 20 million treasury shares, which will resume the status of authorized but unissued shares. This will have the effect of reducing treasury stock, which is a component of issued common stock. The Company’s outstanding common stock will not be impacted by the treasury share retirement. The Company’s common stock, additional paid-in capital and treasury stock accounts will be adjusted accordingly. There will be no impact to net shareholders’ equity.

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

     At September 30, 2004 and December 31, 2003 the amounts owed to the IRS as part of the above settlement total $85.6 million and $124.0 million, respectively, which includes interest from the filing date of the affected tax returns. During the three months ended September 30, 2004, the Company prepaid a portion of the IRS settlement totaling $42.6 million. The September 30, 2004 balance of $85.6 million and all of the December 31, 2003 balance are classified as long-term in the caption Deferred Income Taxes and Other Tax Liabilities. The Company recorded interest expense on the IRS tax settlement payable totaling $1.4 million and $3.1 million for the three months ended September 30, 2004 and 2003, respectively, and $4.2 million and $10.9 million for the nine months ended September 30, 2004 and 2003, respectively.

     As a matter of course, the Company is regularly audited by various taxing authorities and, from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law, and that it has adequately provided for these matters. Included in Other Current Liabilities at September 30, 2004 and December 31, 2003, are $305.1 million and $307.3 million, respectively, provided by the Company for these matters.

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

     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding used to
calculate basic earnings per share	265.6	275.4	267.4	281.6
Effect of dilutive options	5.0	11.2	5.8	7.0

Weighted-average common and common equivalent shares
used to calculate diluted earnings per share	270.6	286.6	273.2	288.6

     At September 30, 2004 and 2003, the Company had approximately 36.0 million and 44.5 million stock options outstanding, respectively, of which 9.6 million and 8.2 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

11.	Comprehensive Income

     Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$92.4	$108.8	$271.8	$400.1
Other comprehensive loss	(2.5)	(2.4)	(.5)	(9.0)

Comprehensive income	$89.9	$106.4	$271.3	$391.1

     The Company has a series of interest rate hedge instruments, consisting of a combination of swaps, and cap and floor options (collars) with a notional value of $800.0 million at September 30, 2004. The hedge instruments are designed to convert certain floating rate vehicle floorplan payable and mortgage facilities to fixed rates. The Company has $200.0 million in swaps, which started in 2004 and effectively lock in a rate of approximately 3.0%, and $600.0 million in collars that cap floating rates to a maximum rate no greater than 2.4%. All of the Company’s hedge instruments mature over the next two years. At September 30, 2004, net unrealized losses related to hedges included in other comprehensive loss were $3.6 million. As of September 30, 2004, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

12.	Acquisitions

     Businesses acquired through September 30, 2004 are included in the Unaudited Consolidated Financial Statements from the date of acquisition.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company acquired five automotive retail franchises and other related assets during the nine months ended September 30, 2004 and thirteen automotive retail franchises and other related assets during the nine months ended September 30, 2003. The Company paid $151.2 million and $45.7 million, respectively, in cash for these acquisitions. During the nine months ended September 30, 2004 and 2003, the Company also paid $3.1 million and $2.1 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

     Purchase price allocations for 2004 are tentative and subject to final adjustment due to their recent closing dates. Preliminary purchase price allocations for business combinations for the nine months ended September 30 were as follows:

	2004	2003
Property and equipment	$23.9	$11.7
Goodwill	57.8	6.8
Franchise rights — indefinite-lived	60.7	28.5
Working capital	8.8	(.5)
Other	—	(.8)

	151.2	45.7
Cash paid in deferred purchase price	3.1	2.1

Cash used in acquisitions, net of cash acquired	$154.3	$47.8

     The Company’s unaudited pro forma consolidated results of continuing operations, assuming acquisitions had occurred at January 1, 2003, are as follows for the nine months ended September 30:

	2004	2003
Revenue	$14,819.1	$14,748.9
Net income	$273.7	$408.7
Diluted earnings per share	$1.00	$1.42

     The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented. The nine months ended September 30, 2003 includes the income tax benefit from an IRS settlement of $127.5 million.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company and other defendants appealed the ruling to the Texas Supreme Court which, on March 26, 2004, declined to review the class certification. The defendants then petitioned the Texas Supreme Court to reconsider its denial of review of the class certification and that petition was denied on September 10, 2004. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. The Company and other defendants appealed the ruling to the Fifth Circuit Court of Appeals. On October 5, 2004, the Fifth Circuit Court of Appeals reversed the class certification order, remanding it back to the federal district court for further proceedings. The Company intends to vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these matters. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact the Company’s ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

     From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the store purchaser the subsidiaries’ interest in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform any material obligations under any such assigned leases or subleases. The Company estimates that lessee rental payment obligations during the remaining terms of such assigned leases or subleases are approximately $55 million at September 30, 2004. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform. Any potential obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s financial condition and cash flows.

     As further discussed in Note 5, Restricted Assets and Reinsurance, in the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14. Discontinued Operations

     During the nine months ended September 30, 2004, the Company had losses from discontinued operations totaling $7.1 million, primarily related to several stores that were sold or for which the Company has entered into a definitive agreement to sell. Generally, the sale of a store is completed within 60 to 90 days after a definitive agreement is signed. The accompanying Unaudited Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Selected income statement data for the Company’s discontinued operations is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Total revenue	$12.5	$42.9	$89.2	$129.5

Pre-tax loss from discontinued operations	$(1.1)	$(1.3)	$(3.6)	$(2.5)
Pre-tax loss on disposal from discontinued operations	(1.7)	—	(6.2)	—

	(2.8)	(1.3)	(9.8)	(2.5)
Benefit from income taxes	(.2)	(.6)	(2.7)	(1.0)

	(2.6)	(.7)	(7.1)	(1.5)
Loss from discontinued operations, net of income taxes related to ANC Rental settlement (see discussion below)	—	—	—	(12.3)

Loss from discontinued operations, net of income taxes	$(2.6)	$(.7)	$(7.1)	$(13.8)

     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities are as follows:

	September 30,	December 31,
	2004	2003
Inventory	$10.6	$29.9
Other current assets	3.4	5.3

Total current assets	14.0	35.2

Property and equipment, net	5.1	8.0
Goodwill	5.2	5.2

Total non-current assets	10.3	13.2

Total assets	$24.3	$48.4

Vehicle floorplan payable	$9.1	$29.1
Other current liabilities	1.7	.9

Total liabilities	$10.8	$30.0

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

     Following the sale, and pursuant to the Settlement Agreement, the Company continued to guarantee $29.5 million, and committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. On June 30, 2004, the Company was released from its $29.5 million guarantee obligation, and on August 11, 2004, the Company was released from its remaining surety bond guarantee obligation. This triggered an obligation under the Settlement Agreement for the Company to pay $20 million (one-half of the permanent reduction of the surety bond guarantee obligations), to a trust established for the benefit of the unsecured creditors in the bankruptcy, which payment was made on September 10, 2004. The Company had previously incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) for this liability, included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statements during 2003.

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

     Our parts and service departments provide reconditioning repair work for used vehicles acquired by the used vehicle department and minor preparatory work for new vehicles. The parts and service departments charge the new and used departments as if they were third parties in order to account for total activity performed by that department. We have determined that the revenue and related cost of sales of both new and used vehicles had not been reduced by the intracompany charge for such work. Commencing with the second quarter of 2004, we are making this adjustment and have revised amounts previously reported by reducing new and used vehicle revenue and cost of sales by the amount of the intracompany charge. The adjustments have no impact on total gross profit, operating income, income from continuing operations, net income, earnings per share, cash flows, or financial position for any period or their respective trends.

     The effect of the adjustments was to reduce both revenue and cost of sales for new vehicles by $21 million and $65 million for the three and nine months ended September 30, 2004, respectively, and for used vehicles by $49 million and $151 million for the same periods, respectively. For 2003, the adjustment reduced both revenue and cost of sales for new vehicles by $21 million and $61 million for the three and nine months ended September 30, 2003, respectively, and used vehicles by $50 million and $143 million for the same periods, respectively. Accordingly, our revenue-based performance metrics, such as revenue per vehicle, gross profit as a percent of revenue, and selling, general, and administrative expense as a percent of revenue, also have been revised. These revisions do not have a material impact on the amounts for any period or respective trends.

     Additionally, in order to maintain consistency and comparability between periods presented and in an effort to improve reporting consistency within our automotive retailing peer group, certain amounts have been reclassified from the previously reported financial statements to conform with the financial statement presentation of the current period. Finance and Insurance Revenue has been adjusted to include corporate volume incentives that were previously included in Other Revenue. Additionally, Used Vehicle Revenue and Cost of Sales have been adjusted to include the results of wholesale operations that were previously included in Other Revenue and Cost of Sales. There was no impact to total revenue or total gross profit as a result of these changes.

     During the nine months ended September 30, 2004, we had losses from discontinued operations totaling $7.1 million primarily related to several stores that were sold or for which we have entered into a definitive agreement to sell. Certain amounts reflected in the accompanying Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2004 and 2003, have been adjusted to classify the results of the stores described above as discontinued operations.

OVERVIEW

     AutoNation, Inc. is the largest automotive retailer in the United States. As of September 30, 2004, we owned and operated 360 new vehicle franchises primarily located in major metropolitan markets in 18 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.

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

     For the three months ended September 30, 2004 and 2003, we had net income of $92.4 million and $108.8 million, respectively. Net income from continuing operations for the three months ended September 30, 2004 and 2003 was $95.0 million and $109.5 million, respectively. Additionally, the results for the three months ended September 30, 2004, include a loss from discontinued operations totaling $2.6 million or $.01 per share, primarily due to store divestitures. A number of factors directly impacted our third-quarter earnings, including the four major hurricanes that caused store closings and substantial disruption of our business throughout Florida and the Southeast, and the challenging retail sales environment we continue to experience.

     For the nine months ended September 30, 2004 and 2003, we had net income of $271.8 million and $400.1 million, respectively, and diluted earnings per share of $.99 and $1.39, respectively. The nine months ended September 30, 2003 includes the income tax benefit from an IRS settlement of $127.5 million or $.44 per share. Additionally, the nine months ended September 30, 2003 was impacted by a loss from discontinued operations due to an agreement reached with ANC Rental and a charge for the cumulative effect of accounting change for manufacturer allowances, primarily related to floorplan assistance.

The following table details certain components of net income (in millions, except per share data):

	Net Income		Diluted Earnings Per Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income from continuing operations	$278.9	$428.5	$1.02	$1.48
Loss from discontinued operations, net of income taxes	(7.1)	(13.8)	$(.03)	$(.05)
Cumulative effect of accounting change, net of income taxes	—	(14.6)	—	$(.05)

Net income	$271.8	$400.1	$.99	$1.39

Reported Operating Data

     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per
vehicle data)	2004	2003	$ Variance	% Variance	2004	2003	$ Variance	% Variance
Revenue:
New vehicle	$3,176.6	$3,218.6	$(42.0)	(1.3)	$9,003.6	$8,826.9	$176.7	2.0
Used vehicle	1,098.8	1,117.7	(18.9)	(1.7)	3,312.2	3,295.6	16.6	.5
Parts and service	638.0	630.3	7.7	1.2	1,898.2	1,837.6	60.6	3.3
Finance and insurance	162.3	166.5	(4.2)	(2.5)	470.6	458.9	11.7	2.5
Other	21.7	9.5	12.2		68.1	30.9	37.2

Total revenue	$5,097.4	$5,142.6	$(45.2)	(.9)	$14,752.7	$14,449.9	$302.8	2.1

Gross profit:
New vehicle	$220.1	$229.0	$(8.9)	(3.9)	$633.8	$646.4	$(12.6)	(1.9)
Used vehicle	97.5	104.2	(6.7)	(6.4)	309.6	317.1	(7.5)	(2.4)
Parts and service	276.7	275.3	1.4	.5	831.3	802.1	29.2	3.6
Finance and insurance	162.3	166.5	(4.2)	(2.5)	470.6	458.9	11.7	2.5
Other	11.7	8.3	3.4		37.5	26.6	10.9

Total gross profit	768.3	783.3	(15.0)	(1.9)	2,282.8	2,251.1	31.7	1.4
Selling, general and administrative expenses	551.7	558.7	7.0	1.3	1,649.6	1,617.8	(31.8)	(2.0)
Depreciation	20.2	17.3	(2.9)		58.5	50.8	(7.7)
Amortization	.3	.3	—		.9	1.3	.4
Loan and lease underwriting income, net	—	(.1)	(.1)		—	(6.1)	(6.1)
Other losses (gains), net	1.0	(.1)	(1.1)		1.4	2.3	.9

Operating income	195.1	207.2	(12.1)	(5.8)	572.4	585.0	(12.6)	(2.2)
Floorplan interest expense	(21.4)	(15.2)	(6.2)	(40.8)	(60.1)	(53.7)	(6.4)	(11.9)
Other interest expense	(18.4)	(18.5)	.1	.5	(57.4)	(54.7)	(2.7)	(4.9)
Interest income	.9	.8	.1	12.5	2.3	2.8	(.5)	(17.9)
Other (expense) income, net	(1.9)	(1.3)	(.6)		(3.3)	5.0	(8.3)

Income from continuing operations before income taxes	$154.3	$173.0	$(18.7)	(10.8)	$453.9	$484.4	$(30.5)	(6.3)

Retail vehicle unit sales:
New vehicle	110,634	115,434	(4,800)	(4.2)	314,869	316,920	(2,051)	(.6)
Used vehicle	60,731	64,175	(3,444)	(5.4)	186,411	188,585	(2,174)	(1.2)

	171,365	179,609	(8,244)	(4.6)	501,280	505,505	(4,225)	(.8)

Revenue per vehicle retailed:
New vehicle	$28,713	$27,883	$830	3.0	$28,595	$27,852	$743	2.7
Used vehicle	$14,518	$14,146	$372	2.6	$14,476	$14,284	$192	1.3
Gross profit per vehicle retailed:
New vehicle	$1,989	$1,984	$5	.3	$2,013	$2,040	$(27)	(1.3)
Used vehicle	$1,622	$1,624	$(2)	(.1)	$1,654	$1,672	$(18)	(1.1)
Finance and insurance	$947	$927	$20	2.2	$939	$908	$31	3.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	% 2004	% 2003	% 2004	% 2003
Revenue mix percentages:
New vehicle	62.3	62.6	61.0	61.1
Used vehicle	21.6	21.7	22.5	22.8
Parts and services	12.5	12.3	12.9	12.7
Finance and insurance, net	3.2	3.2	3.2	3.2
Other	0.4	0.2	0.4	0.2

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	28.6	29.2	27.8	28.7
Used vehicle	12.7	13.3	13.6	14.1
Parts and Service	36.0	35.1	36.4	35.6
Finance and insurance	21.1	21.3	20.6	20.4
Other	1.6	1.1	1.6	1.2

	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.9	7.1	7.0	7.3
Used vehicle - retail	11.2	11.5	11.4	11.7
Parts and service	43.4	43.7	43.8	43.6
Total	15.1	15.2	15.5	15.6
Selling, general & administrative expenses	10.8	10.9	11.2	11.2
Operating income	3.8	4.0	3.9	4.0
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.8	71.3	72.3	71.9
Operating Income	25.4	26.5	25.1	26.0

	September 30,
	2004	2003

Days supply:
New vehicle (industry standard of selling days, including fleet)	53 days	53 days
Used vehicle (trailing 30 days)	41 days	38 days

     The following table details the net floorplan benefit consisting of floorplan assistance earned, a component of new vehicle gross profit, and floorplan interest expense ($ in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Variance	2004	2003	Variance
Floorplan assistance	$32.8	$29.3	$3.5	$90.6	$87.5	$3.1
Floorplan interest expense	(21.4)	(15.2)	(6.2)	(60.1)	(53.7)	(6.4)

Net floorplan benefit	$11.4	$14.1	$(2.7)	$30.5	$33.8	$(3.3)

Same Store Operating Data

     We have presented below our operating results for the three and nine months ended September 30, 2004 and 2003 on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

($ in millions, except per	Three Months Ended September 30,				Nine Months Ended September 30,
vehicle data)	2004	2003	$ Variance	% Variance	2004	2003	$ Variance	%Variance
Revenue:
New vehicle	$3,091.3	$3,207.0	$(115.7)	(3.6)	$8,786.0	$8,783.5	$2.5	—
Used vehicle	1,064.6	1,112.0	(47.4)	(4.3)	3,229.0	3,274.8	(45.8)	(1.4)
Parts and service	624.3	626.7	(2.4)	(.4)	1,863.0	1,824.5	38.5	2.1
Finance and insurance	159.8	166.1	(6.3)	(3.8)	464.1	457.1	7.0	1.5
Other	9.0	6.7	2.3		26.6	22.5	4.1

Total revenue	$4,949.0	$5,118.5	$(169.5)	(3.3)	$14,368.7	$14,362.4	$6.3	—

Gross profit:
New vehicle	$213.2	$228.2	$(15.0)	(6.6)	$616.8	$644.2	$(27.4)	(4.3)
Used vehicle	94.8	103.9	(9.1)	(8.8)	302.8	315.6	(12.8)	(4.1)
Parts and Service	270.1	273.8	(3.7)	(1.4)	814.1	796.5	17.6	2.2
Finance and insurance	159.8	166.1	(6.3)	(3.8)	464.1	457.1	7.0	1.5
Other	7.1	5.5	1.6		21.6	18.9	2.7

Total gross profit	$745.0	$777.5	$(32.5)	(4.2)	$2,219.4	$2,232.3	$(12.9)	(.6)

Retail vehicle unit sales:
New vehicle	108,371	115,043	(6,672)	(5.8)	308,925	315,365	(6,440)	(2.0)
Used vehicle	59,716	63,837	(4,121)	(6.5)	183,787	187,289	(3,502)	(1.9)

	168,087	178,880	(10,793)	(6.0)	492,712	502,654	(9,942)	(2.0)

Revenue per vehicle retailed:
New vehicle	$28,525	$27,877	$648	2.3	$28,441	$27,852	$589	2.1
Used vehicle	$14,376	$14,150	$226	1.6	$14,376	$14,295	$81	.6
Gross profit per vehicle retailed:
New vehicle	$1,967	$1,984	$(17)	(.9)	$1,997	$2,043	$(46)	(2.3)
Used vehicle	$1,619	$1,628	$(9)	(.6)	$1,652	$1,674	$(22)	(1.3)
Finance and insurance	$951	$929	$22	2.4	$942	$909	$33	3.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	% 2004	% 2003	% 2004	% 2003
Revenue mix percentages:
New vehicle	62.5	62.7	61.1	61.2
Used vehicle	21.5	21.7	22.5	22.8
Parts and service	12.6	12.2	13.0	12.7
Finance and insurance	3.2	3.2	3.2	3.2
Other	.2	.2	.2	.1

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	28.6	29.4	27.8	28.9
Used vehicle	12.7	13.4	13.6	14.1
Parts and service	36.3	35.2	36.7	35.7
Finance and insurance	21.4	21.4	20.9	20.5
Other	1.0	.6	1.0	.8

	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.9	7.1	7.0	7.3
Used vehicle	11.3	11.5	11.5	11.7
Parts and service	43.3	43.7	43.7	43.7
Total	15.1	15.2	15.4	15.5

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			Favorable/				Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance	2004	2003	(Unfavorable)	% Variance
Reported:
Revenue	$3,176.6	$3,218.6	$(42.0)	(1.3)	$9,003.6	$8,826.9	$176.7	2.0
Gross profit	$220.1	$229.0	$(8.9)	(3.9)	$633.8	$646.4	$(12.6)	(1.9)
Retail vehicle unit sales	110,634	115,434	(4,800)	(4.2)	314,869	316,920	(2,051)	(.6)
Revenue per vehicle retailed	$28,713	$27,883	$830	3.0	$28,595	$27,852	$743	2.7
Gross profit per vehicle retailed	$1,989	$1,984	$5	.3	$2,013	$2,040	$(27)	(1.3)
Days supply(industry standard of selling days, including fleet)	53 days	53 days

Same Store:
Revenue	$3,091.3	$3,207.0	$(115.7)	(3.6)	$8,786.0	$8,783.5	$2.5	—
Gross Profit	$213.2	$228.2	$(15.0)	(6.6)	$616.8	$644.2	$(27.4)	(4.3)
Retail vehicle unit sales	108,371	115,043	(6,672)	(5.8)	308,925	315,365	(6,440)	(2.0)
Revenue per vehicle retailed	$28,525	$27,877	$648	2.3	$28,441	$27,852	$589	2.1
Gross profit per vehicle retailed	$1,967	$1,984	$(17)	(.9)	$1,997	$2,043	$(46)	(2.3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	% 2004	% 2003	% 2004	% 2003
Reported:
Revenue mix percentage	62.3	62.6	61.0	61.1
Gross profit mix percentage	28.6	29.2	27.8	28.7
Gross profit as a percentage of revenue	6.9	7.1	7.0	7.3
Same Store:
Revenue mix percentage	62.5	62.7	61.1	61.2
Gross profit mix percentage	28.6	29.4	27.8	28.9
Gross profit as a percentage of revenue	6.9	7.1	7.0	7.3

     Reported new vehicle performance for the three and nine months ended September 30, 2004 benefited from the impact of acquisitions when compared to same store performance.

     Same store new vehicle revenue for the three months ended September 30, 2004 decreased compared to the same period in 2003. Although same store revenue per unit increased, it was offset by a decrease in same store volume. The average increase in same store revenue per unit retailed was attributable to a shift in mix to more expensive trucks and luxury vehicles. The decrease in same store volume is consistent with industry trends for our brand and market mix. Same store volume was also impacted by the four major hurricanes that caused store closings and substantial disruption of our business throughout Florida and the Southeast. Additionally, prior period volume includes increased new vehicle volume from our California stores during September 2003, which we believe resulted from an acceleration in demand in anticipation of the vehicle license fee increase that took effect on October 1, 2003 and was later rescinded. Same store gross profit per vehicle retailed remained relatively stable.

     Same store new vehicle revenue for the nine months ended September 30, 2004 remained relatively stable driven by a decrease in same store volume offset by an increase in same store revenue per unit retailed. Same store gross profit and gross profit as a percentage of revenue decreased during the nine months ended September 30, 2004 due to intense competition at the retail level and high inventory levels during the year. We anticipate the new vehicle market will remain intensely competitive for the remainder of 2004 and that the presidential election could negatively impact new vehicle sales in the fourth quarter.

At September 30, 2004, our new vehicle inventories were at $2.2 billion or 53 days supply, an improvement compared to new vehicle inventories of $2.8 billion or 75 days supply at June 30, 2004.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			Favorable/				Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance	2004	2003	(Unfavorable)	% Variance
Reported:
Retail revenue	$881.7	$907.8	$(26.1)	(2.9)	$2,698.4	$2,693.7	$4.7	.2
Wholesale revenue	217.1	209.9	7.2	3.4	613.8	601.9	11.9	2.0

Total revenue	$1,098.8	$1,117.7	$(18.9)	(1.7)	$3,312.2	$3,295.6	$16.6	.5

Retail gross profit	$98.5	$104.2	$(5.7)	(5.5)	$308.4	$315.4	$(7.0)	(2.2)
Wholesale gross profit	(1.0)	—	(1.0)		1.2	1.7	(.5)

Total gross profit	$97.5	$104.2	$(6.7)	(6.4)	$309.6	$317.1	$(7.5)	(2.4)

Retail vehicle unit sales	60,731	64,175	(3,444)	(5.4)	186,411	188,585	(2,174)	(1.2)
Revenue per vehicle retailed	$14,518	$14,146	$372	2.6	$14,476	$14,284	$192	1.3
Gross profit per vehicle retailed	$1,622	$1,624	$(2)	(.1)	$1,654	$1,672	$(18)	(1.1)
Days supply
(trailing 30 days)	41 days	38 days

Same Store:
Retail revenue	$858.5	$903.3	$(44.8)	(5.0)	$2,642.1	$2,677.3	$(35.2)	(1.3)
Wholesale revenue	206.1	208.7	(2.6)	(1.2)	586.9	597.5	(10.6)	(1.8)

Total revenue	$1,064.6	$1,112.0	$(47.4)	(4.3)	$3,229.0	$3,274.8	$(45.8)	(1.4)

Retail gross profit	$96.7	$103.9	$(7.2)	(6.9)	$303.6	$313.6	$(10.0)	(3.2)
Wholesale gross profit	(1.9)	—	(1.9)		(.8)	2.0	(2.8)

Gross profit	$94.8	$103.9	$(9.1)	(8.8)	$302.8	$315.6	$(12.8)	(4.1)

Retail vehicle unit sales	59,716	63,837	(4,121)	(6.5)	183,787	187,289	(3,502)	(1.9)
Revenue per vehicle retailed	$14,376	$14,150	$226	1.6	$14,376	$14,295	$81	.6
Gross profit per vehicle retailed	$1,619	$1,628	$(9)	(.6)	$1,652	$1,674	$(22)	(1.3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	% 2004	% 2003	% 2004	% 2003
Reported:
Revenue mix percentage	21.6	21.7	22.5	22.8
Gross profit mix percentage	12.7	13.3	13.6	14.1
Gross profit as a percentage of retail revenue	11.2	11.5	11.4	11.7
Same Store:
Revenue mix percentage	21.5	21.7	22.5	22.8
Gross profit mix percentage	12.7	13.4	13.6	14.1
Gross profit as a percentage of retail revenue	11.3	11.5	11.5	11.7

     Reported used vehicle performance for the three and nine months ended September 30, 2004 benefited from the impact of acquisitions when compared to same store performance.

     Same store used vehicle revenue for the three months ended September 30, 2004 decreased compared to the same period in 2003 as a result of lower same store volume partially offset by an increase in same store average revenue per unit. Consistent with the new vehicle volume decline, used vehicle volume was significantly impacted by lower store sales volume in part due to the effect of the four major hurricanes on our stores in Florida and the Southeast. Same store gross profit for the three months ended September 30, 2004 decreased slightly as a result of margin pressure from incentives being offered by new vehicle manufacturers. Same store gross profit as a percentage of revenue for the three months ended September 30, 2004 decreased 20 basis points to 11.3%.

     Same store used vehicle revenue for the nine months ended September 30, 2004 decreased as a result of lower same store volume partially offset by an increase in same store average revenue per unit. Same store gross profit decreased during the nine months ended September 30, 2004.

     Used vehicle inventories were at $331.4 million or 41 days supply. This level was higher than expected due to incentives offered by new vehicle manufacturers at the end of the third quarter. We will continue to focus on stocking the right mix of units through the use of our used vehicle management programs.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions, except per			Favorable/				Favorable/
vehicle data)	2004	2003	(Unfavorable)	% Variance	2004	2003	(Unfavorable)	% Variance
Reported:
Revenue	$638.0	$630.3	$7.7	1.2	$1,898.2	$1,837.6	$60.6	3.3
Gross profit	$276.7	$275.3	$1.4	.5	$831.3	$802.1	$29.2	3.6

Same Store:
Revenue	$624.3	$626.7	$(2.4)	(.4)	$1,863.0	$1,824.5	$38.5	2.1
Gross profit	$270.1	$273.8	$(3.7)	(1.4)	$814.1	$796.5	$17.6	2.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	% 2004	% 2003	% 2004	% 2003
Reported:
Revenue mix percentage	12.5	12.3	12.9	12.7
Gross profit mix percentage	36.0	35.1	36.4	35.6
Gross profit as a percentage of revenue	43.4	43.7	43.8	43.6
Same Store:
Revenue mix percentage	12.6	12.2	13.0	12.7
Gross profit mix percentage	36.3	35.2	36.7	35.7
Gross profit as a percentage of revenue	43.3	43.7	43.7	43.7

     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs. Reported parts and service revenue and gross profit for the three and nine months ended September 30, 2004 benefited from the impact of acquisitions when compared to same store performance. Same store parts and service revenue decreased slightly for the three months ended September 30, 2004. Same store parts and service gross profit decreased during the three months ended September 30, 2004 due to lower volume and reduced margins reflecting a shift in business mix. Parts and service was also impacted from the effect of the four major hurricanes on our stores in Florida and the Southeast. Year-to-date results benefited from an additional service day as compared to the same period in 2003, which contributed approximately $4 million of gross profit in the period.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			Favorable/				Favorable/
($ in millions, except per vehicle data)	2004	2003	(Unfavorable)	% Variance	2004	2003	(Unfavorable)	% Variance
Reported:
Revenue and gross profit	$162.3	$166.5	$(4.2)	(2.5)	$470.6	$458.9	$11.7	2.5
Gross profit per vehicle retailed	$947	$927	$20	2.2	$939	$908	$31	3.4

Same Store:
Revenue and gross profit	$159.8	$166.1	$(6.3)	(3.8)	$464.1	$457.1	$7.0	1.5
Gross profit per vehicle retailed	$951	$929	$22	2.4	$942	$909	$33	3.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	% 2004	% 2003	% 2004	% 2003
Reported:
Revenue mix percentage	3.2	3.2	3.2	3.2
Gross profit mix percentage	21.1	21.3	20.6	20.4
Same Store:
Revenue mix percentage	3.2	3.2	3.2	3.2
Gross profit mix percentage	21.4	21.4	20.9	20.5

     Reported finance and insurance revenue and gross profit for the three and nine months ended September 30, 2004 benefited from the impact of acquisitions when compared to same store performance. Same store finance and insurance revenue and gross profit decreased for the three months ended September 30, 2004 as lower sales volume offset increased gross profit per vehicle due to increased product penetration and increased retrospective commissions received on extended warranties. The lower sales volume was in part due to the effect of the four major hurricanes on our stores in Florida and the Southeast. For the nine months ended September 30, 2004, same store finance and insurance revenue increased as a result of increased product and preferred lender penetration. Lower interest rates have facilitated finance and insurance sales, but higher rates in the future may negatively impact finance and insurance revenue and gross profit.

Operating Expenses

Selling, General and Administrative Expenses

     During the three months ended September 30, 2004, selling, general and administrative expenses decreased $7.0 million or 1.3%. During the nine months ended September 30, 2004, selling, general and administrative expenses increased $31.8 million or 2.0%. As a percent of total gross profit, selling, general and administrative expenses increased 50 basis points and 40 basis points during the three and nine months ended September 30, 2004, respectively. Our cost structure was targeted for vehicle sales volumes that did not materialize during the year. We will continue to focus on cost-control and productivity improvements. We recently announced a new regional structure that is expected to produce an annual reduction in selling, general and administrative expenses of $30 million. Charges associated with the reorganization, primarily severance, totaled $2.4 million for the three months ended September 30, 2004 and are included in Other Losses in the Unaudited Consolidated Income Statement. We expect to incur additional charges of approximately $2 million in the fourth quarter of 2004 related to the reorganization.

Non-Operating Income (Expense)

Floorplan Interest Expense

     Floorplan interest expense was $21.4 million and $15.2 million for the three months ended September 30, 2004 and 2003, respectively, and $60.1 million and $53.7 million for the nine months ended September 30, 2004 and 2003, respectively. The increase is primarily the result of higher average inventory levels. For the three and nine months ended September 30, 2004, the income statement expense impact from interest rate hedges was $.6 million and $2.1 million, respectively. For the three and nine months ended September 30, 2003, the income statement expense impact from interest rate hedges was $.3 million for both periods. See discussion in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Other Interest Expense

     Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $18.4 million and $18.5 million for the three months ended September 30, 2004 and 2003, respectively, and $57.4 million and $54.7 million for the nine months ended September 30, 2004 and 2003, respectively. Other interest expense also includes interest related to the IRS settlement totaling $1.4 million and $3.1 million for the three months ended September 30, 2004 and 2003, respectively, and $4.2 million and $10.9 million for the nine months ended September 30, 2004 and 2003, respectively, and represents interest due under the agreement from the date of settlement. The increase in other interest expense, excluding amounts related to the IRS settlement, for the three months ended September 30, 2004, is primarily due to incremental debt.

Provision for (Benefit from) Income Taxes

     The effective income tax rate was 38.4% and 36.7% for the three months ended September 30, 2004 and 2003, respectively, and 38.6% and 11.5% for the nine months ended September 30, 2004 and 2003, respectively. Income taxes are provided based upon our anticipated annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters arising or resolved during the period.

     In March 2003, we entered into a settlement agreement with the IRS with respect to the tax treatment of certain transactions we entered into in 1997 and 1999. As a result of the settlement, during the first quarter of 2003, we recognized an income tax benefit of $127.5 million from the reduction of previously recorded tax liabilities. Excluding the impact of the IRS settlement, the effective income tax rate for 2003 was 38.5%. During the three months ended September 30, 2004, we prepaid a portion of the IRS settlement totaling $42.6 million. We continue to be under federal income tax audit for the years 1997 through 2001. See Note 9, Income Taxes, of the Notes to Unaudited Consolidated Financial Statements for further information.

     During the nine months ended September 30, 2004, we had net favorable adjustments relating to various tax adjustments and resolutions totaling approximately $1 million. During the nine months ended September 30, 2003, we had approximately $3 million in net favorable adjustments related to the resolution of various state income tax matters.

     Our effective tax rates in future periods may continue to be impacted by changes in our blended state income tax rates and adjustments for other tax matters. We expect our base tax rate to be approximately 39% once our open tax matters are resolved.

Financial Condition

     At September 30, 2004, we had $90.8 million of unrestricted cash and cash equivalents. We have two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowing capacity up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2004 for another 364-day term to August 2005. A five-year facility, which expires in August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of our stores, and are guaranteed by substantially all of our subsidiaries. There were no borrowings on these revolving credit facilities during the nine months ended September 30, 2004 and 2003. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit, which totaled $73.7 million at September 30, 2004. Due to insurance requirement changes, letters of credit outstanding are expected to be approximately $80 million at the end of 2004.

     At September 30, 2004, surety bonds, letters of credit and cash deposits totaled $101.5 million, including $73.7 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

     We also have $450.0 million of 9.0% senior unsecured notes due August 1, 2008. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

     In conjunction with the revolving credit facilities and senior unsecured notes offering, we received corporate credit ratings from rating agencies. During the second quarter of 2004, we received a credit upgrade to investment grade from Standard & Poor’s. Now the Company, our revolving credit facilities and senior unsecured notes carry investment grade ratings from Standard & Poor’s. Although Moody’s credit ratings remain unchanged at non-investment grade, they raised the ratings outlook to positive from stable for AutoNation, our revolving credit facilities and senior unsecured notes. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings. In the event of a downgrade in our credit rating, we would continue to have access to the revolving credit facilities, although potentially at higher rates of interest. Certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade.

     At September 30, 2004, we had $321.2 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of our stores’ retail properties.

     We finance our new vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of September 30, 2004, available aggregate capacity under the floorplan credit facilities was approximately $3.9 billion of which $2.5 billion was outstanding at September 30, 2004. We generally do not utilize floorplan facilities to finance our used vehicle inventory.

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

     During the nine months ended September 30, 2004, we repurchased 11.6 million shares of our common stock for an aggregate purchase price of $190.8 million, leaving $104.5 million available for share repurchases under Board-authorized programs at September 30, 2004. While we expect to continue repurchasing shares under these programs, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses. In October 2004, our Board of Directors authorized an additional $250.0 million share repurchase program and the retirement of 20 million treasury shares, which will resume the status of authorized but unissued shares. Future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes and credit agreements relating to our revolving credit facilities.

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

     Following the sale, and pursuant to the Settlement Agreement, we continued to guarantee $29.5 million, and committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. On June 30, 2004, we were released from our $29.5 million guarantee obligation, and on August 11, 2004, we were released from our remaining surety bond guarantee obligations. This triggered an obligation under the Settlement Agreement for us to pay $20 million (one-half of the permanent reduction of the surety bond guarantee obligations) to a trust established for the benefit of the unsecured creditors in the bankruptcy, which payment was made on September 10, 2004. We had previously incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) for this liability included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statements during 2003.

     As a matter of course, we are regularly audited by various tax authorities. From time to time, these audits result in proposed assessments. Other tax accruals totaled $305.1 million and $307.3 million at September 30, 2004 and December 31, 2003, respectively, and relate to various tax matters where the ultimate resolution may result in us owing additional tax payments. These matters are expected to be resolved within the next 6 to 12 months. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. See Note 9, Income Taxes of Notes to Unaudited Consolidated Financial Statements for additional discussion of income taxes, including the impact of our March 2003 settlement with the IRS.

Cash Flows

     Cash and cash equivalents decreased by $81.3 million and $142.1 million during the nine months ended September 30, 2004 and 2003, respectively. The major components of these changes are discussed below.

Cash Flows — Operating Activities

     Cash provided by operating activities was $313.0 million and $130.6 million during the nine months ended September 30, 2004 and 2003, respectively.

     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital, including changes in vehicle floorplan payable, which directly relates to new vehicle inventory. The net change in inventory and vehicle floorplan payable totaled $83.8 million of net cash used by operations for the nine months ended September 30, 2004, compared to $70.9 million provided during the nine months ended September 30, 2003. Additionally, we prepaid a portion of the IRS settlement totaling $42.6 million and $366.0 million during the nine months ended September 30, 2004 and 2003, respectively.

Cash Flows — Investing Activities

     Cash flows from investing activities consist primarily of cash used for capital additions and activity from acquisitions. Capital expenditures, excluding property lease buyouts, were $81.6 million and $75.3 million during the nine months ended September 30, 2004 and 2003, respectively. We project that 2004 full-year capital expenditures will be approximately $130 million, excluding acquisition-related spending and lease buyouts.

     Property operating lease buyouts were $77.7 million and $9.8 million for the nine months ended September 30, 2004 and 2003, respectively. We continue to analyze certain higher cost operating leases and evaluate alternatives in order to lower effective financing costs.

     Total cash used in business acquisitions, net of cash acquired, was $154.3 million and $47.8 million for the nine months ended September 30, 2004 and 2003, respectively. We acquired five automotive retail franchises and other related assets during the nine months ended September 30, 2004 and thirteen automotive retail franchises and other related assets during the nine months ended September 30, 2003. We expect that future acquisitions will primarily target single stores or store groups focused in key existing markets.

     For the nine months ended September 30, 2003, proceeds from the sale of a portion of an equity-method investment in LKQ Corporation, an auto parts recycling business totaled $21.8 million, resulting in a gain of $6.3 million.

Cash Flows — Financing Activities

     Cash flows from financing activities primarily include treasury stock purchases, proceeds from mortgage facilities and stock option exercises.

     During the nine months ended September 30, 2004 and 2003, we repurchased 11.6 million and 33.1 million shares of our common stock, respectively, for an aggregate price of $190.8 million and $465.2 million, respectively, under our Board-approved share repurchase programs. We project that 2004 combined spending on acquisitions and share repurchases will be approximately $400 million.

     During the nine months ended September 30, 2004 and 2003, proceeds from the exercise of stock options were $68.1 million and $101.9 million, respectively.

     Other cash used in financing activities totaled $9.3 million for the nine months ended September 30, 2003 and primarily included amounts paid in conjunction with interest rate hedge transactions entered into in 2003.

Liquidity

     We believe that our funds generated through future operations and availability of borrowings under our vehicle floorplan facilities, revolving credit facilities and mortgage facilities will be sufficient to fund our debt service and working capital requirements, payments due under the IRS settlement, payment of tax obligations, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions and share repurchases through cash flow from operations, revolving credit facilities and other financings. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At September 30, 2004, we have available cash and available capacity under our revolving credit and mortgage facilities totaling approximately $600 million, net of outstanding letters of credit.

     We will continue to evaluate the best use of our operating cash flow among capital expenditures, share repurchases, acquisitions and debt reduction, including possible limited repurchase of our senior unsecured notes and/or prepayments of our mortgage facilities. We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities restrict our ability to declare cash dividends.

Seasonality

     Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. Accordingly, we expect our revenue and operating results to be generally lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events, and by other factors unrelated to season, such as automotive manufacturer incentives programs and, particularly with respect to the fourth quarter of 2004, the presidential election.

New Accounting Pronouncements

     See Note 15, New Accounting Pronouncements of the Notes to Unaudited Consolidated Financial Statements.

Forward-Looking Statements

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by us or our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Our business and results of operations are dependent in large part on new vehicle sales levels in the United States and in our particular geographic markets and for the brands we represent, as well as the level of gross margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict. We believe that many factors affect industry-wide sales of new vehicles and retailers’ gross profit margins, including, among others, consumer confidence in the economy, the level of manufacturers’ excess production capacity, industry-wide inventory levels, the level of manufacturer pricing and incentives (and consumers’ reaction thereto), intense industry competition, interest rates and the level of personal discretionary spending.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

•	Our stores are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our store operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores in key markets on favorable terms or at all.

•	We are subject to interest rate risk in connection with our vehicle floorplan payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

•	Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. At September 30, 2004 and December 31, 2003, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $496.2 million and $494.7 million, respectively, and had a fair value of $564.8 million and $557.1 million, respectively. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions.

Interest Rate Risk

     At September 30, 2004 and December 31, 2003, we had variable rate vehicle floorplan payable totaling $2.5 billion and $2.8 billion, respectively. Based on these amounts at September 30, 2004 and December 31, 2003, a 100 basis point change in interest rates would result in an approximate $25.0 million and $28.0 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates. Net of floorplan assistance, at September 30, 2004 and December 31, 2003, a 100 basis point change in interest rates would result in an approximate $19.0 million and $23.4 million, respectively, change to our net inventory carrying costs.

     At September 30, 2004 and December 31, 2003, we had other variable rate debt outstanding totaling $321.2 million and $329.7 million, respectively, consisting of mortgage facilities. Based on the amounts outstanding at September 30, 2004 and December 31, 2003, a 100 basis point change in interest rates would result in an approximate $3.2 million and $3.3 million, respectively, change to interest expense.

Hedging Risk

     We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. We have a series of interest rate hedge transactions with a notional value of $800 million, consisting of a combination of swaps, and cap and floor options (collars). The hedge instruments are designed to convert certain floating rate vehicle floorplan payable and mortgage notes to fixed rate debt. We have $200 million in swaps, which started in 2004 and effectively lock in a rate of approximately 3.0%, and $600 million in collars that cap floating rates to a maximum rate no greater than 2.4%. All of our hedge instruments mature over the next two years. At September 30, 2004, net unrealized losses related to hedges included in other comprehensive loss were $3.6 million. As of September 30, 2004, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

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

     We continue to centralize certain key store level accounting and administrative activities in certain of our operating regions, which we expect to result in continued improvement of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Many of our Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. (This matter was previously discussed in the Legal Proceedings sections of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.) The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and we and other defendants appealed the ruling to the Texas Supreme Court which, on March 26, 2004, declined to review the class certification. The defendants then petitioned the Texas Supreme Court to reconsider its denial of review of the class certification and that petition was denied on September 10, 2004. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. We and other defendants appealed the ruling to the Fifth Circuit Court of Appeals. On October 5, 2004, the Fifth Circuit Court of Appeals reversed the class certification order, remanding it back to the federal district court for further proceedings. We intend to vigorously assert available defenses in connection with the TADA lawsuits. Further, we may have certain rights of indemnification with respect to certain aspects of these matters. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2004. See Note 8 of our Notes to Unaudited Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of	Maximum Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May Yet Be
	Of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Programs	Program (in millions)(1)(2)
July 1, 2004 to July 31, 2004	1,850,000	$15.68	1,850,000	$158.4
August 1, 2004 to August 31, 2004	1,800,000	$16.13	1,800,000	$129.4
September 1, 2004 to September 30, 2004	1,475,000	$16.87	1,475,000	$104.5

Total	5,125,000		5,125,000

(1) Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

(2) Shares repurchased under our stock repurchase program announced on May 14, 2003, which authorizes the Company to repurchase up to $500.0 million of shares. This program does not have an expiration date. Additionally, in October 2004, the Company’s Board of Directors authorized an additional $250.0 million share repurchase program.

ITEM 6. EXHIBITS

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

Date: October 28, 2004