Form 10-K
period 2004-12-31
AUTONATION INC /FL
filed 2005-02-24
CIK 350698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

      As of June 30, 2004, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3,100,000,000 based on the closing price of the common stock on The New York Stock Exchange on such date.

      As of February 18, 2005, the registrant had 265,673,261 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

INDEX

TO FORM 10-K

i

PART I

Item 1.	BUSINESS

Introduction

      AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2004, we owned and operated 358 new vehicle franchises from 281 stores located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 98% of the new vehicles that we sold in 2004, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.

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

Availability of Reports and Other Information

      Our corporate website is http://www.AutoNation.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission (the “Commission”). We also make available on our website copies of materials regarding our corporate governance policies and practices, including the AutoNation, Inc. Corporate Governance Guidelines, our company-wide Code of Business Ethics, our Code of Ethics for Senior Officers, our Code of Business Ethics for the Board of Directors, and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations Department, AutoNation, Inc., 110 S.E. 6th Street, Fort Lauderdale, Florida 33301. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

Business Strategy

      As a specialty retailer, our business model is focused on developing and maintaining long-term relationships with our customers. The foundation of our business model is operational excellence. We continue to pursue the following strategies to achieve our targeted level of operational excellence:

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

      A key component of our strategy is to maximize the return on investment generated by the use of the free cash flow that our business generates. We expect to use our free cash flow to make capital investments in our current business, to complete strategic dealership acquisitions in our key markets and to repurchase our common stock pursuant to our Board-authorized share repurchase program. Our capital allocation decisions will be based on such factors as the expected rate of return on our investment, the market price of our common stock, the potential impact on our capital structure and our ability and willingness to complete strategic dealership acquisitions in our key markets. We also divest non-core stores from time to time in order to improve our portfolio of stores and to generate sales proceeds that can be reinvested at a higher expected rate of return.

Deliver a Superior Customer Experience

      Our goal is to deliver a superior customer experience at our stores. Our efforts to improve our customers’ experiences at our stores include the following practices and initiatives in key areas of our business:

•	Improving Customer Service: The success of our stores depends in significant part on our ability to deliver positive experiences to our customers. We have developed and continue to implement standardized customer-friendly sales and service processes based on our stores’ demonstrated “best practices.” We expect these processes will continue to improve the sales and service experiences of our customers and position us to obtain significant repeat and referral business. Our commitment to providing an outstanding customer experience is reflected by our adoption during 2004 of the “AutoNation Pledge.” The pledge provides all of our customers with industry-leading disclosure relating to the finance and insurance sales process. We emphasize the importance of customer satisfaction to our key store personnel by basing a portion of their compensation on the quality of customer service they provide in connection with vehicle sales and service.

•	Increasing Parts and Service Sales: Our goal is to develop long-term relationships with our customers so that they rely on us for all of their vehicle service needs. Our key initiatives for our parts and service business are focused on optimizing our processes, pricing and promotion. We continue to implement across all of our stores standardized service processes and marketing communications, which are designed to ensure that we offer our existing and potential customers the complete range of vehicle maintenance and repair services. We expect our service processes and marketing communications to increase our customer-pay service and parts business. As a result of our significant scale, we believe we can communicate more frequently and more effectively with our customers, which we believe will set us apart from our competitors. Our efforts at optimizing our pricing are directed toward maintaining competitive pricing for commonly performed vehicle services and repairs for like-brand vehicles within each of our markets.

•	Increasing Finance, Insurance and Other Aftermarket Product Sales: We continue to improve our finance and insurance business by using our standardized best operating practices across our store network. As noted above, all of our customers are now presented with the “AutoNation Pledge,” which we believe improves our customers’ shopping experience for finance and insurance products at our stores. Additionally, our stores use our customer-friendly electronic finance and insurance menu, which is designed to ensure that we offer our customers the complete range of finance, insurance and other aftermarket products in a transparent manner. We offer our customers aftermarket products such as extended warranty contracts, maintenance programs, theft deterrent systems and various insurance products at competitive rates and prices. We also continue to focus on optimizing the mix of finance sources available for our customers’ convenience.

Leverage Our Significant Scale

      We continue to leverage our status as the largest automotive retailer in the United States to further improve our cost structure by obtaining significant cost savings in our business. The following practices and initiatives reflect our deep commitment to managing cost and leveraging our scale:

•	Managing Costs: We continue to aggressively manage our business and leverage our scale to reduce costs. In September 2004, we implemented a streamlined regional management structure that consolidated our ten districts into five regions, each led by a regional president. We believe our new regional management structure will generate improved operating efficiency and management effectiveness and capitalize on our infrastructure investments. We continue to focus on developing national vendor relationships to standardize our stores’ approach to purchasing certain equipment, supplies and services, and to improve our cost efficiencies. We also leverage our scale at the local-market level to generate cost savings. As an example, we realize cost efficiencies with respect to advertising and facilities maintenance that are generally not available to smaller retailers. We continue to centralize certain key store-level accounting and administrative activities in certain of our operating regions, which we expect will streamline our internal control over financial reporting, reduce our operating costs and improve our operating efficiency.

•	Managing New Vehicle Inventories: We continue to manage our new vehicle inventories to optimize our stores’ supply and mix of vehicle inventory. Through the use of our web-based planning and tracking system, in markets where our stores have critical mass in a particular line-make, we view new vehicle inventories at those same line-make stores in the aggregate and coordinate vehicle ordering and inventories across those stores. Our web-based planning and tracking system and new vehicle purchasing strategy enable us to manage our new vehicle inventory to achieve specific month-end unit inventory targets. We also are targeting our new vehicle inventory purchasing to our core, or most popular, model packages. We are focused on maintaining appropriate inventory levels, which we believe is important in light of high industry-wide new vehicle inventory levels (particularly the domestic brands) and the higher carrying costs associated with the higher interest rates experienced in 2004 and expected in 2005. We expect our inventory management to enable us to (1) respond to customer requests better than smaller independent retailers with more limited inventories and (2) maximize the availability of the most desirable products during seasonal peak periods of customer demand for vehicles.

•	Increasing Used Vehicle Sales and Managing Used Vehicle Inventories: Each of our stores offers a variety of used vehicles. We are leveraging our status as the largest automotive retailer in the United States to develop competitive advantages over our principal used vehicle competitors and to improve our used vehicle business. We believe that, as a result of being the largest automotive retailer in many of our key markets, we have the best access to the most desirable used vehicle inventory and are in a superior position to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which we believe are improving consumers’ attitudes toward used vehicles. We have implemented a web-based used vehicle inventory tool that enables our stores within each of our markets to optimize their used vehicle inventory supply, mix and pricing. We also are managing our used vehicle inventory to enable us to offer our customers a better selection of desirable lower-cost vehicles, which are often in high demand by consumers. Our used vehicle business strategy is focused on (1) using our customized vehicle inventory management system, which is our standardized approach to pricing, inventory mix and used vehicle asset management based on our established best practices, and (2) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size. We continue to utilize the Internet to improve our used vehicle operations by providing consumers an easy-to-navigate means to view on-line our large inventory of used vehicles.

Increase Productivity

      The following are examples of key initiatives we have implemented to increase productivity:

•	Managing Employee Productivity and Compensation: We continue to develop and implement at our stores standardized compensation guidelines and common element pay plans that take into account our sales volume and gross margin objectives, the vehicle brand and the size of the store. We continue to focus on better aligning the compensation of our employees with the performance of our stores to improve employee productivity and to increase the variability of our compensation expense.

•	Using Information Technology: We are leveraging information technology to enhance our customer relationships and increase productivity. We continue to use Compass, our proprietary web-based customer relationship management tool, across all of our stores. We have implemented Showroom Compass, as well as other customer relationship management tools, in all of our stores. We believe these tools enable us to promote and sell our vehicles and other products more effectively by allowing us to better understand our customer traffic flows and better manage our showroom sales processes and customer relationships. We have developed a company-wide customer database that contains information on our stores’ existing and potential customers. We believe our customer database enables us to implement more effectively our vehicle sales and service marketing programs. We expect Showroom Compass and our customer database and other tools to continue to empower us to implement our customer relationship strategy more effectively and improve our productivity.

•	Training Employees: One of our key initiatives to improve our productivity is our customized comprehensive training program for key store employees. We believe that having well-trained personnel is an essential requirement for implementing standardized operating practices and policies across all of our stores. Our training program educates our key store employees about their respective job roles and responsibilities and our standardized best practices in all of our areas of operation, including sales, finance and insurance and fixed operations. Our training program also emphasizes the importance of conducting our operations, including our finance and insurance sales operations, in accordance with applicable laws and regulations and our policies and ethical standards. As part of our training program, we conduct or engage third-party training services to conduct specialized technical training for certain of our store employees in areas such as finance and insurance and fixed operations. We also require all of our employees, from our senior management to our technicians, to participate in our Business Ethics Program, which includes web-based interactive training programs, live training workshops, written manuals and videos on specific topics. We expect our comprehensive training program to improve our productivity by ensuring that all of our employees consistently execute our business strategy and manage our daily operations in accordance with our best practices and policies, applicable laws and regulations and our high standards of business ethics.

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

      We have fourteen local brands in our key markets, including “Maroone” in South Florida; “John Elway” in Denver, Colorado; “AutoWay” in Tampa, Florida; “Bankston” in Dallas, Texas; “Courtesy” in Orlando, Florida; “Desert” in Las Vegas, Nevada; “Team” in Atlanta, Georgia; “Mike Shad” in Jacksonville, Florida; “Dobbs” in Memphis, Tennessee; “Fox” in Baltimore, Maryland; “Mullinax” in Cleveland, Ohio; “Appleway” in Spokane, Washington; “Champion” in South Texas; and “Power” in Southern California. The stores we operate under local retail brands as of December 31, 2004 accounted for approximately 61% of our total revenue during fiscal 2004.

Operations

      Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same franchise. Accordingly, we depend in large part on the automotive manufacturers and distributors to provide us with high-quality vehicles that consumers desire and to supply us with such vehicles at suitable quantities and prices and at the right times. Our operations, particularly our sales of new vehicles, are impacted by the sales incentive programs conducted by the automotive manufacturers to spur consumer demand for their vehicles. These sales incentive programs are often not announced in advance and therefore can be difficult to plan for when ordering inventory. We generally acquire used vehicles from customer trade-ins, at the termination of leases and, to a lesser extent, auctions and other sources. We generally recondition used vehicles acquired for retail sale at our stores’ service facilities and capitalize costs related thereto as used vehicle inventory. Used vehicles that we do not sell at our stores generally are sold at wholesale through auctions.

      We provide a wide variety of financial products and services to our customers in a convenient manner and at competitive prices. We arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, in exchange for a commission payable to us by the third-party lender. Commissions that we receive from these third-party lenders may be subject to chargeback, in full or in part, if loans that we arrange are defaulted on or prepaid or upon other specified circumstances. However, our exposure to loss in connection with arranging third-party financing generally is limited to the commissions that we receive. Since our mid-1999 exit from the vehicle lease underwriting business and our December 2001 exit from the retail auto loan underwriting business, we have not directly financed our customers’ vehicle leases or purchases.

      We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), credit insurance, lease “wear and tear” insurance and theft protection products, at competitive prices. The vehicle protection products that our stores currently offer to customers are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also may participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. Commissions that we receive from these third-party providers may be subject to chargebacks, in full or in part, if products that we sell, such as extended service contracts, are cancelled.

      Our stores also provide a wide range of vehicle maintenance and repair services, including warranty work that can be performed only at franchised dealerships and customer-pay service work. Additionally, we operate collision repair centers that provide paint and repair services in most of our key markets. We have developed relationships with national insurance companies that establish our stores and collision centers as preferred providers of collision repair services.

Sales and Marketing

      We retailed approximately 650,000 new and used vehicles through our stores in 2004. We sell a broad range of well-known vehicle makes within each of our key markets.

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

      We also have been able to use our significant scale to market our stores and vehicle inventory via the Internet. According to industry analysts, the majority of new car buyers nationwide consult the Internet for new car information, which is resulting in better-informed customers and a more efficient sales process. As part of our e-commerce marketing strategy, we are focused on (1) developing websites and an Internet sales process that appeal to on-line automobile shoppers; (2) obtaining high visibility on the Internet, whether through our own websites or through strategic partnerships and alliances with other e-commerce companies, including Microsoft’s MSN Autos, America Online, Edmunds, Kelley Blue Book, Yahoo! Autos and others; and (3) developing and maintaining a cost structure that permits us to operate efficiently. In addition, under the terms of our strategic alliances and partnerships with e-commerce companies, we have access to hundreds of thousands of customer leads, which increases our potential for new and used vehicle sales. We respond to and track such customer leads and sales with Compass, as well as other tools.

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

Regulations

Automotive and Other Laws and Regulations

      We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

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

      Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties and in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.

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

      Some of our stores are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment and/ or disposal facilities owned and operated by independent businesses. The remediation or clean-up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.

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

Competition

      We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile store managerial experience and strong retail locations and facilities. According to the National Automotive Dealers Association, Manheim Auctions and reports of various industry analysts, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships and approximately 50,000 independent used vehicle dealers. Several other public companies operate numerous automotive retail stores on a national or regional basis. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. Additionally, we are subject to competition in the automotive retailing business from private market buyers and sellers of used vehicles.

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

      We also are subject to competition from independent automobile service shops and service center chains. We believe that the principal competitive factors in the service and repair industry are price, location, the use of factory-approved replacement parts, expertise with the particular vehicle lines and customer service. In addition to competition for vehicle sales and service, we face competition from a broad range of financial institutions in our finance and insurance and after-market products businesses. We believe the principal competitive factors in these businesses are convenience, price, contract terms and the ability to finance vehicle protection and after-market products.

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

      The automotive retailing business in general is subject to substantial risk of property loss due to the significant concentration of property values at store locations. In our case in particular, our operations are concentrated in states and regions in which natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) may subject us to substantial risk of property loss and operational disruption. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of our various insurance programs, including property and casualty and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We estimate the ultimate costs of these retained insurance risks based on actuarial evaluation and historical claims experience, adjusted for current trends and changes in claims-handling procedures. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Employees

      As of December 31, 2004, we employed approximately 27,000 full time employees, approximately 450 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

Seasonality

      Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter weather conditions. Accordingly, we expect our revenue and operating results generally to be lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events, and other factors unrelated to season, such as changing economic conditions and vehicle manufacturer incentive programs.

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

Executive Officers of Autonation

      We provide below information regarding each of our executive officers.

Name	Age	Position

Mike Jackson	56	Chairman of the Board and Chief Executive Officer
Michael E. Maroone	51	President and Chief Operating Officer
Craig T. Monaghan	48	Senior Vice President and Chief Financial Officer
Jonathan P. Ferrando	39	Senior Vice President, General Counsel and Secretary
Kevin P. Westfall	49	Senior Vice President, Finance & Insurance and Fixed Operations

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

      Jonathan P. Ferrando has served as our Senior Vice President, General Counsel and Secretary since January 2000 and in September 2004 he also assumed responsibility for human resources. Mr. Ferrando joined our Company in July 1996 and served in various capacities within our company, including as Senior Vice President and General Counsel of our Automotive Retail Group from March 1998 until January 2000. Prior to joining our company, Mr. Ferrando was a corporate attorney with Skadden, Arps, Slate, Meagher & Flom from 1991 until 1996.

      Kevin P. Westfall has served as our Senior Vice President, Finance and Insurance and Fixed Operations since May 2003. From 2001 until May 2003, Mr. Westfall served as our Senior Vice President, Finance and Insurance. Previously, he served as President of our former wholly-owned captive finance company, AutoNation Financial Services, from 1997 through 2001. He is also the former President of BMW Financial Services for North America.

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

The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

      The automotive retailing industry historically has been subject to substantial cyclical variation characterized by periods of oversupply of new vehicles and weak consumer demand, although the impact on retailers has been mitigated in recent years by low interest rates and high manufacturer incentives. We believe that many factors affect industry-wide sales of new vehicles and retailers’ gross profit margins, including consumer confidence in the economy, the level of manufacturers’ excess production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Significant increases in interest rates, in particular, could significantly impact industry new vehicle sales due to the direct relationship between higher rates and higher monthly loan payments, a critical factor for many vehicle buyers. The length of consumer auto loans has increased recently and leasing of vehicles has decreased, which may result in customers deferring vehicle purchases in the future. We experienced downward pressure on our new vehicle gross profit margins during 2004, which we believe was largely due to manufacturers’ excess production capacity and significant competition in the industry. Our new vehicle sales may differ from industry sales, including due to particular economic conditions and other factors in the geographic markets in which we operate. A significant decrease in new vehicle sales levels in the United States (or in our particular geographic markets) during 2005 as compared to 2004, or a further decrease in new vehicle gross profit margins, could cause our actual earnings results to differ materially from our prior results and projected trends. Economic conditions and the other factors described above also may materially adversely impact our sales of used vehicles, finance and vehicle protection products, vehicle service and parts and repair services.

We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

      The major vehicle manufacturers have significant influence over the operations of our stores. The terms and conditions of our framework, franchise and related agreements and the manufacturers’ interests and objectives may, in certain circumstances, conflict with our interests and objectives. For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness and customer satisfaction, and can influence our ability to acquire additional stores, the naming and marketing of our stores, the operations of our e-commerce sites, our selection of store management, the condition of our store facilities, product stocking and advertising spending levels, and the level at which we capitalize our stores. From time to time, we are precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, sales effectiveness and customer satisfaction) until our performance improves in accordance with the agreements, subject to applicable state franchise laws. Manufacturers also have the right to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the financial condition, results of operations, cash flows and prospects of our stores in the market in which the franchise action is taken. The framework, franchise and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management or any unapproved transfer of franchise rights) subject to state laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our stores. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction and other performance requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows and prospects.

      In addition, some of our framework agreements give the manufacturer or distributor the right to acquire, at fair market value, our automotive stores franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our senior unsecured notes due August 2008 and the credit agreements for our two revolving credit facilities.

Our stores are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our store operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

      The success of our stores is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. The success of our stores is dependent on a vehicle manufacturer’s ability to produce and allocate to our stores an attractive, high quality and desirable product mix at the right time in order to satisfy customer demand. Additionally, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, advertising assistance and inventory financing assistance. Beyond funds paid directly to their franchisees, the manufacturers also from time to time have established various incentive programs designed to spur consumer demand for their vehicles, such as 0% financing offers. From time to time, manufacturers modify and discontinue these dealer assistance and consumer incentive programs, which could have a significant adverse effect on our consolidated results of operations and cash flows. The core brands of vehicles that we sell, representing approximately 98% of the new vehicles that we sold in 2004, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW. Any event that has a material adverse effect on our relationships with these vehicle manufacturers or the financial condition, credit ratings, management or designing, marketing, production or distribution capabilities of these manufacturers or others with whom we hold franchises, such as general economic downturns or recessions, increases in interest rates, labor strikes, supply shortages, adverse publicity, product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, may result in a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

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

      Many of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and we and the other dealership defendants appealed that ruling to the Texas Supreme Court, which on March 26, 2004 declined to review the class certification. The defendants petitioned the Texas Supreme Court to reconsider its denial of review of the class certification and that petition was denied on September 10, 2004. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. We and the other dealership defendants appealed the ruling to the Fifth Circuit Court of Appeals, which on October 5, 2004 reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, we and the plaintiffs in both the state and federal cases agreed to settlement terms in the respective cases. The settlements are contingent upon court approval and the hearing on that approval has not yet been scheduled. The estimated expense of the settlements is not a material amount and includes our stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, our stores would be permitted to continue to itemize and pass through to the customer the cost of the inventory tax. If the settlements are not approved, we would then vigorously assert available defenses in connection with the TADA lawsuits. Further, we may have certain rights of indemnification with respect to certain aspects of these lawsuits. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

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

      The automotive retailing industry, including our facilities and operations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, escheatment, money laundering, environmental, health and safety, wage-hour, anti-discrimination and other employment practices. Specifically with respect to the sale of finance, insurance and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environment, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our existing or acquired facilities in compliance therewith.

      Legislative or similar measures have recently been pursued in certain states in which we operate to limit the fees that dealerships may earn in connection with arranging financing for vehicle purchasers, to require disclosure to consumers of the fees that stores earn to arrange financing and to enact other additional regulations with respect to various aspects of our business, including with respect to the sale of used vehicles and finance and insurance products. Recent litigation against certain vehicle manufacturers’ captive finance subsidiaries alleging discriminatory lending practices has resulted in settlements, and may result in future settlements, that could reduce the fees earned by our stores in connection with the origination of consumer loans. The enactment of laws and regulations that impair or restrict our finance and insurance or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

Our ability to grow our business may be limited by our ability to acquire automotive stores in key markets on favorable terms or at all.

      The automotive retail industry is a mature industry. Accordingly, the growth of our automotive retail business since our inception has been primarily attributable to acquisitions of franchised automotive dealership groups. As described above, manufacturer approval of our proposed acquisitions generally is subject to our compliance with applicable performance standards (including with respect to matters such as sales volume, sales effectiveness and customer satisfaction) or established acquisition limits, particularly regional and local market limits. In addition, in the current environment, it has been difficult to identify dealership acquisitions in our core markets that meet our return on investment targets, including due to the acquisition price expectations of sellers, and there can be no assurance that we will be able to identify a significant number of acquisition targets that meet our targeted return thresholds in the future. As a result, we cannot assure you that we will be able to continue to acquire stores selling desirable automotive brands at desirable locations in our key markets or that any such acquisitions can be completed on favorable terms or at all. Acquisitions involve a number of risks, many of which are unpredictable and difficult to quantify or assess, including, among other matters, risks relating to known and unknown liabilities of the acquired business and projected operating performance.

We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

      The interest rates under our revolving credit facilities, mortgage facilities and certain of our floorplan notes payable all increased in 2004, and we anticipate that such rates will increase further in 2005. Although we expect increases in our interest rates under our floorplan notes payable to be partially offset by increases in floorplan assistance from the automotive manufacturers, we cannot assure you that a significant increase in interest rates would not have a material adverse effect on our business, financial condition, results of operations or cash flows. The net inventory carrying benefit that we have realized as a result of floorplan assistance received from the automotive manufacturers has decreased in recent years, and we expect additional net decreases in 2005.

Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

      The indenture relating to the 9% senior unsecured notes due August 2008 and the credit agreements relating to our two revolving credit facilities contain numerous financial and operating covenants that limit the discretion of our management with respect to various business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and repurchases of our shares) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Our revolving credit facilities also require us to meet certain financial ratios and tests that may require us to take action to reduce debt or act in a manner contrary to our business objectives. A failure by us to comply with the obligations contained in our revolving credit facilities or the indenture could result in an event of default under our revolving credit facilities or the indenture, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. If any debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our senior unsecured notes due August 2008 and the credit agreements for our two revolving credit facilities.

We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

      Goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. These impairment assessments may result in a material, non-cash write-down of goodwill or franchise values. An impairment would have a material adverse impact on our results of operations and shareholders’ equity.

Item 2.     PROPERTIES

      We lease our corporate headquarters facility in Fort Lauderdale, Florida pursuant to a lease expiring in 2010. As of February 2005, we also own or lease numerous facilities relating to our operations in 18 states. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

Item 3.     LEGAL PROCEEDINGS

      We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

      Many of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and we and the other dealership defendants appealed that ruling to the Texas Supreme Court, which on March 26, 2004 declined to review the class certification. The defendants petitioned the Texas Supreme Court to reconsider its denial of review of the class certification and that petition was denied on September 10, 2004. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. We and the other dealership defendants appealed the ruling to the Fifth Circuit Court of Appeals, which on October 5, 2004 reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, we and the plaintiffs in both the state and federal cases agreed to settlement terms in the respective cases. The settlements are contingent upon court approval and the hearing on that approval has not yet been scheduled. The estimated expense of the settlements is not a material amount and includes our stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, our stores would be permitted to continue to itemize and pass through to the customer the cost of the inventory tax. If the settlements are not approved, we would then vigorously assert available defenses in connection with the TADA lawsuits. Further, we may have certain rights of indemnifica-

tion with respect to certain aspects of these lawsuits. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

      Our common stock is traded on The New York Stock Exchange under the symbol “AN.” The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the consolidated transaction reporting system.

	High	Low

2004
Fourth Quarter	$19.33	$16.24
Third Quarter	17.22	15.15
Second Quarter	17.69	15.01
First Quarter	18.37	16.06
2003
Fourth Quarter	$19.00	$17.17
Third Quarter	19.19	15.36
Second Quarter	16.45	12.63
First Quarter	13.91	11.61

      On February 18, 2005, the closing price of our common stock was $19.74 per share as reported by the NYSE. As of February 18, 2005, there were approximately 3,000 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

      The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended December 31, 2004. See Note 10 of our Notes to Unaudited Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of	Maximum Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May Yet Be
	Of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Programs	Program (in millions)(1)(2)

October 1, 2004 to October 31, 2004	—	—	—	$354.5
November 1, 2004 to November 30, 2004	1,000,000	$17.90	1,000,000	$336.5
December 1, 2004 to December 31, 2004	1,500,000	$18.75	1,500,000	$308.4
Total	2,500,000		2,500,000

(1)	Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

(2)	Shares repurchased under our stock repurchase program announced on May 14, 2003, which authorizes the Company to repurchase up to $500.0 million of shares. This program does not have an expiration date. Additionally, in October 2004, the Company’s Board of Directors authorized an additional $250.0 million share repurchase program.

Item 6.     SELECTED FINANCIAL DATA

      You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In millions, except per share data)
Revenue	$19,424.7	$18,711.4	$18,701.5	$19,104.9	$19,892.0
Income from continuing operations before income taxes	$606.6	$605.8	$615.6	$388.1	$506.7
Net income	$433.6	$479.2	$381.6	$232.3	$329.9
Basic earnings (loss) per share:
Continuing operations	$1.49	$1.84	$1.20	$.71	$.88
Discontinued operations	$.14	$(.08)	—	$(.01)	$.04
Cumulative effect of accounting change	—	$(.05)	—	—	—
Net income	$1.63	$1.71	$1.20	$.70	$.91
Diluted earnings (loss) per share:
Continuing operations	$1.45	$1.80	$1.18	$.71	$.88
Discontinued operations	$.14	$(.07)	—	$(.01)	$.04
Cumulative effect of accounting change	—	(.05)	—	—	—
Net income	$1.59	$1.67	$1.19	$.69	$.91
Diluted weighted average common shares outstanding	272.5	287.0	321.5	335.2	361.4
Total assets	$8,698.9	$8,823.1	$8,502.7	$8,065.4	$8,867.3
Long-term debt, net of current maturities	$797.7	$808.5	$642.7	$647.3	$850.4
Shareholders’ equity	$4,263.1	$3,949.7	$3,910.2	$3,827.9	$3,842.5

      See Notes 10, 12, 13, 14, and 16 of Notes to Consolidated Financial Statements for discussion of shareholders’ equity, income taxes, earnings per share, discontinued operations, and acquisitions, respectively, and their effect on comparability of year-to-year data. See “Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters” for a discussion of our dividend policy.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

      Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented.

      Our parts and service departments provide reconditioning repair work for used vehicles acquired by the used vehicle department and minor preparatory work for new vehicles. The parts and service departments charge the new and used departments as if they were third parties in order to account for total activity performed by that department. In 2004, we determined that the revenue and related cost of sales of both new and used vehicles had not been reduced by the intracompany charge for such work. We revised amounts previously reported by reducing new and used vehicle revenue and cost of sales by the amount of the intracompany charge. The adjustments have no impact on total gross profit, operating income, income from continuing operations, net income, earnings per share, cash flows, or financial position for any period or their respective trends.

      The effect of the adjustments was to reduce both revenue and cost of sales for new vehicles by $84 million, $82 million, and $81 million for the years ended December 31, 2004, 2003, and 2002, respectively, and for used vehicles by $195 million, $191 million and $189 million for the same periods, respectively. Accordingly, our revenue-based performance metrics, such as revenue per vehicle, gross profit as a percent of revenue, and selling, general, and administrative expense as a percent of revenue, also have been revised. These revisions do not have a material impact on the amounts for any period or respective trends.

Overview

      AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2004, we owned and operated 358 new vehicle franchises from 281 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 98% of the new vehicles that we sold in 2004, are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.

      We operate in a single industry segment, automotive retailing. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, reducing operating expenses, leveraging our market brands and advertising, improving asset management and sharing and implementing best practices across all of our stores.

      The automotive retailing industry historically has been subject to substantial cyclical variation characterized by periods of oversupply of new vehicles and weak consumer demand although the impact on retailers has been mitigated in recent years by lower interest rates and higher manufacturer incentives. We believe that many factors affect industry-wide sales of new vehicles and retailers’ gross profit margins, including consumer confidence in the economy, the level of manufacturers’ excess production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring and the length of consumer loans on existing vehicles.

      During 2004, we experienced revenue growth in each of our business lines while leveraging our cost structure and reducing new and used vehicle inventory levels. The year ended December 31, 2004 was marked by a number of accomplishments, including the implementation of a streamlined operational structure, the successful transition from a low interest rate environment to a rising interest rate environment, especially in regard to inventories, and the launch of the “AutoNation Pledge.” The “AutoNation Pledge” is our commitment to provide our customers with disclosures relating to the finance and insurance sales process. In 2005, we anticipate that new vehicle sales will remain stable in the United States and continue to be highly competitive. However, the level of retail sales for 2005 is very difficult to predict.

      For the years ended December 31, 2004 and 2003, we had net income from continuing operations of $396.4 million and $515.2 million, respectively, and diluted earnings per share from continuing operations of $1.45 and $1.80, respectively. During 2004 and 2003, we recorded net income tax benefits in continuing operations totaling $25.8 million and $140.9 million (which includes $127.5 million recognized as a result of an Internal Revenue Service (“IRS”) settlement), respectively, primarily related to resolution of various income tax matters.

      During 2004, we had income from discontinued operations totaling $37.2 million, net of income taxes. In 2004, we recognized a $52.2 million gain included in discontinued operations related to the settlement of various income tax matters related to items previously reported in discontinued operations. We also recognized a loss totaling $13.9 million, net of income taxes, related to stores that were sold or for which we have entered into a definitive agreement to sell. Certain amounts reflected in the accompanying Consolidated Financial Statements for the years ended December 31, 2004, 2003, and 2002, have been adjusted to classify the results of the stores described above as discontinued operations. Additionally, 2003 was impacted by a loss from discontinued operations due to an agreement reached with ANC Rental and a charge for the cumulative effect of accounting change for manufacturer allowances, primarily related to floorplan assistance.

      During 2004, we acquired 14.1 million shares of our common stock for an aggregate purchase price of $236.8 million. As of February 18, 2005, we repurchased an additional .2 million shares of common stock for an aggregate purchase price of $4.0 million, leaving approximately $304.4 million available for share repurchases under the repurchase program authorized by our Board of Directors. Our revolving credit facilities and the indenture for our senior notes contain restrictions on our ability to make share repurchases. See further discussion under the heading “Financial Condition.” During 2004, 8.7 million shares of our common stock were issued upon the exercise of stock options resulting in proceeds of $94.2 million.

Critical Accounting Policies

      We prepare our Consolidated Financial Statements in conformity with generally accepted accounting principles which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual outcomes could differ from those estimates. Set forth below are the policies that we have identified as critical to our business operations and the understanding of our results of operations or that involve significant estimates. For detailed discussion of other significant accounting policies see Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements.

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

      Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of our intent to do so. Our principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. We generally expect our franchise agreements to survive for the foreseeable future, and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost. We believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives.

      Goodwill and intangibles with indefinite lives are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that intangible assets become impaired due to decreases in the fair market value of the related underlying business.

      We estimate the depreciable lives of our property, plant and equipment, including leasehold improvements, and review them for impairment when events or circumstances indicate that their carrying amounts may be impaired. We periodically evaluate the carrying value of assets held-for-sale to determine if, based on market conditions, the values of these assets should be adjusted. Although we believe our property, plant and equipment and assets held-for-sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

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

      Other — Additionally, significant estimates have been made by us in the accompanying Consolidated Financial Statements including allowances for doubtful accounts, and for accruals related to self-insurance programs, certain legal proceedings and estimated tax liabilities.

Reported Operating Data

	Years Ended December 31,

			2004 vs. 2003			2003 vs. 2002

			Variance			Variance
			Favorable/			Favorable/
	2004	2003	(Unfavorable)	% Variance	2002	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Revenue:
New vehicle	$11,891.6	$11,488.7	$402.9	3.5	$11,326.6	$162.1	1.4
Used vehicle	4,319.9	4,195.2	124.7	3.0	4,382.5	(187.3)	(4.3)
Parts and service	2,505.3	2,398.6	106.7	4.4	2,388.2	10.4	.4
Finance and insurance, net	618.5	589.9	28.6	4.8	548.2	41.7	7.6
Other	89.4	39.0	50.4		56.0	(17.0)

Total revenue	$19,424.7	$18,711.4	$713.3	3.8	$18,701.5	$9.9	.1

Gross profit:
New vehicle	$846.3	$838.9	$7.4	.9	$889.9	$(51.0)	(5.7)
Used vehicle	401.6	393.6	8.0	2.0	384.0	9.6	2.5
Parts and service	1,096.8	1,046.3	50.5	4.8	1,039.1	7.2	.7
Finance and insurance	618.5	589.9	28.6	4.8	548.2	41.7	7.6
Other	49.5	33.9	15.6		49.2	(15.3)

Total gross profit	3,012.7	2,902.6	110.1	3.8	2,910.4	(7.8)	(.3)

Selling, general & administrative expenses	2,158.7	2,096.9	(61.8)	(2.9)	2,132.4	35.5	1.7
Depreciation	81.9	67.7	(14.2)		65.5	(2.2)
Amortization	1.2	1.6	.4		2.4	.8
Other losses (gains)	4.0	10.0	6.0		(10.5)	(20.5)

Operating income	766.9	726.4	40.5	5.6	720.6	5.8	.8

Floorplan interest expense	(81.8)	(68.9)	(12.9)	(18.7)	(71.8)	2.9	4.0
Other interest expense	(76.9)	(71.8)	(5.1)	(7.1)	(50.5)	(21.3)	(42.2)
Interest income	3.5	3.4	.1	2.9	10.4	(7.0)	(67.3)
Other income (expense), net	(5.1)	16.7	(21.8)		6.9	9.8

Income from continuing operations before income taxes	$606.6	$605.8	$.8	.1	$615.6	$(9.8)	(1.6)

Retail vehicle unit sales:
New vehicle	410,621	406,675	3,946	1.0	415,787	(9,112)	(2.2)
Used vehicle	239,999	238,271	1,728	.7	239,564	(1,293)	(.5)

	650,620	644,946	5,674	.9	655,351	(10,405)	(1.6)

Revenue per vehicle retailed:
New vehicle	$28,960	$28,250	$710	2.5	$27,241	$1,009	3.7
Used vehicle	$14,667	$14,377	$290	2.0	$14,556	$(179)	(1.2)

Gross profit per vehicle retailed:
New vehicle	$2,061	$2,063	$(2)	(.1)	$2,140	$(77)	(3.6)
Used vehicle	$1,669	$1,642	$27	1.6	$1,633	$9	.6
Finance and insurance	$951	$915	$36	3.9	$836	$79	9.4

	Years Ended December 31,

	% 2004	% 2003	% 2002

Revenue mix percentages:
New vehicle	61.2	61.4	60.6
Used vehicle	22.2	22.4	23.4
Parts and service	12.9	12.8	12.8
Finance and insurance, net	3.2	3.2	2.9
Other	.5	.2	.3

Total	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	28.1	28.9	30.6
Used vehicle	13.3	13.6	13.2
Parts and service	36.4	36.0	35.7
Finance and insurance	20.5	20.3	18.8
Other	1.7	1.2	1.7

Total	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.3	7.9
Used vehicle	11.4	11.4	11.2
Parts and service	43.8	43.6	43.5
Total	15.5	15.5	15.6
Selling, general and administrative expenses	11.1	11.2	11.4
Operating income	3.9	3.9	3.9

Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.7	72.2	73.3
Operating income	25.5	25.0	24.8

	December 31,

	2004	2003

Days supply:
New vehicle (industry standard of selling days, including fleet)	53 days	71 days
Used vehicle (trailing 30 days)	37 days	43 days

      The following table details the net floorplan benefit consisting of floorplan assistance, a component of new vehicle gross profit, and floorplan interest expense.

	Years Ended December 31,

			Variance		Variance
	2004	2003	2004 vs. 2003	2002	2003 vs. 2002
($ in millions)
Floorplan assistance	$117.1	$113.7	$3.4	$123.7	$(10.0)
Floorplan interest expense	(81.8)	(68.9)	(12.9)	(71.8)	2.9

Net inventory carrying benefit	$35.3	$44.8	$(9.5)	$51.9	$(7.1)

Same Store Operating Data

      We have presented below our operating results on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of our ownership or operation.

	Years Ended December 31,

			Variance
			Favorable/
	2004	2003	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Revenue:
New vehicle	$11,580.0	$11,440.1	$139.9	1.2
Used vehicle	4,204.7	4,172.3	32.4	.8
Parts and service	2,455.2	2,383.4	71.8	3.0
Finance and insurance, net	609.2	587.6	21.6	3.7
Other	35.1	29.3	5.8

Total revenue	$18,884.2	$18,612.7	$271.5	1.5

Gross profit:
New vehicle	$821.8	$836.4	$(14.6)	(1.7)
Used vehicle	392.4	392.0	.4	.1
Parts and service	1,072.2	1,039.8	32.4	3.1
Finance and insurance	609.2	587.6	21.6	3.7
Other	28.9	24.8	4.1

Total gross profit	$2,924.5	$2,880.6	$43.9	1.5

Retail vehicle unit sales:
New vehicle	402,158	404,960	(2,802)	(.7)
Used vehicle	236,382	236,893	(511)	(.2)

	638,540	641,853	(3,313)	(.5)

Revenue per vehicle retailed:
New vehicle	$28,795	$28,250	$545	1.9
Used vehicle	$14,553	$14,386	$167	1.2

Gross profit per vehicle retailed:
New vehicle	$2,043	$2,065	$(22)	(1.1)
Used vehicle	$1,666	$1,643	$23	1.4
Finance and insurance	$954	$915	$39	4.3

	Years Ended December 31,

	% 2004	% 2003

Revenue mix percentages:
New vehicle	61.3	61.5
Used vehicle	22.3	22.4
Parts and service	13.0	12.8
Finance and insurance, net	3.2	3.2
Other	.2	.1

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	28.1	29.0
Used vehicle	13.4	13.6
Parts and service	36.7	36.1
Finance and insurance	20.8	20.4
Other	1.0	.9

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.3
Used vehicle	11.5	11.4
Parts and service	43.7	43.6
Total	15.5	15.5

New Vehicle

	Years Ended December 31,

			2004 vs. 2003			2003 vs. 2002

			Variance			Variance
			Favorable/			Favorable/
	2004	2003	(Unfavorable)	% Variance	2002	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Reported:
Revenue	$11,891.6	$11,488.7	$402.9	3.5	$11,326.6	$162.1	1.4
Gross profit	$846.3	$838.9	$7.4	.9	$889.9	$(51.0)	(5.7)
Retail vehicle unit sales	410,621	406,675	3,946	1.0	415,787	(9,112)	(2.2)
Revenue per vehicle retailed	$28,960	$28,250	$710	2.5	$27,241	$1,009	3.7
Gross profit per vehicle retailed	$2,061	$2,063	$(2)	(.1)	$2,140	$(77)	(3.6)
Gross profit as a percentage of revenue	7.1%	7.3%			7.9%
Days supply (industry standard of selling days, including fleet)	53 days	71 days

Same Store:
Revenue	$11,580.0	$11,440.1	$139.9	1.2
Gross profit	$821.8	$836.4	$(14.6)	(1.7)
Retail vehicle unit sales	402,158	404,960	(2,802)	(.7)
Revenue per vehicle retailed	$28,795	$28,250	$545	1.9
Gross profit per vehicle retailed	$2,043	$2,065	$(22)	(1.1)
Gross profit as a percentage of revenue	7.1%	7.3%

      Reported new vehicle performance for 2004 benefited from the impact of acquisitions when compared to same store performance.

      Same store new vehicle revenue for 2004 increased compared to 2003. Although same store revenue per unit increased, it was partially offset by a decrease in same store unit volume. The increase in same store average revenue per unit retailed was attributable to increased dealer incentives and a shift in mix to more expensive trucks and luxury vehicles. The decrease in same store unit volume is consistent with industry trends for our brand and market mix. The same store unit volume decrease was also due in part to the four major hurricanes that caused store closings and substantial disruption of our business throughout Florida and the Southeast during the third quarter of 2004. During the fourth quarter of 2004, we saw improvements in these markets driven by post-hurricane demand and a stronger local economy.

      Same store gross profit and gross profit as a percentage of revenue decreased during 2004 due to intense competition at the retail level and high average inventory levels during the year. At December 31, 2004, our new vehicle inventories were at $2.2 billion or 53 days supply, an improvement compared to new vehicle inventories of $2.4 billion or 71 days supply at December 31, 2003. This improvement was due to our continued focus on managing inventory levels and higher sales rates during December 2004, although industry inventory levels remain high. In 2005, we anticipate that new vehicle sales will remain stable in the United States and continue to be highly competitive. However, the level of retail sales for 2005 is very difficult to predict.

      New vehicle revenue for 2003 was relatively flat compared to 2002 as the average revenue per unit increase was offset by a decrease in unit volume. The average increase in revenue per unit was attributable to a shift in mix to more expensive trucks and luxury vehicles. The decrease in unit volume is primarily due to lower consumer demand in certain markets in which we operate and for certain brands sold by us. We experienced downward pressure on our new vehicle gross profit margins during 2003, which we believe was largely due to high inventory levels and intense competition in the industry.

      The net inventory carrying benefit (floorplan interest expense net of floorplan assistance from manufacturers) decreased in 2004 compared to 2003, primarily as a result of increased floorplan interest expense due to higher interest rates and higher average inventory levels during 2004. In 2005, we expect the net inventory carrying benefit to decrease due to higher interest rates partially offset by expected lower inventory levels.

Used Vehicle

	Years Ended December 31,

			2004 vs. 2003			2003 vs. 2002

			Variance			Variance
			Favorable/			Favorable/
	2004	2003	(Unfavorable)	% Variance	2002	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Reported:
Retail revenue	$3,520.1	$3,425.6	$94.5	2.8	$3,487.2	$(61.6)	(1.8)
Wholesale revenue	799.8	769.6	30.2	3.9	895.3	(125.7)	(14.0)

Total revenue	$4,319.9	$4,195.2	$124.7	3.0	$4,382.5	$(187.3)	(4.3)

Retail gross profit	$400.5	$391.2	$9.3	2.4	$391.1	$.1	—
Wholesale gross profit	1.1	2.4	(1.3)		(7.1)	9.5

Total gross profit	$401.6	$393.6	$8.0	2.0	$384.0	$9.6	2.5

Retail vehicle unit sales	239,999	238,271	1,728	.7	239,564	(1,293)	(.5)
Revenue per vehicle retailed	$14,667	$14,377	$290	2.0	$14,556	$(179)	(1.2)
Gross profit per vehicle retailed	$1,669	$1,642	$27	1.6	$1,633	$9	.6
Gross profit as a percentage of retail revenue	11.4%	11.4%			11.2%

Days supply (trailing 30 days)	37 days	43 days

Same Store:
Retail revenue	$3,440.1	$3,408.0	$32.1	.9
Wholesale revenue	764.6	764.3	.3

Total revenue	$4,204.7	$4,172.3	$32.4	.8

Retail gross profit	$393.9	$389.3	$4.6	1.2
Wholesale gross profit	(1.5)	2.7	(4.2)

Total gross profit	$392.4	$392.0	$.4	.1

Retail vehicle unit sales	236,382	236,893	(511)	(.2)
Revenue per vehicle retailed	$14,553	$14,386	$167	1.2
Gross profit per vehicle retailed	$1,666	$1,643	$23	1.4
Gross profit as a percentage of retail revenue	11.5%	11.4%

      Reported used vehicle performance for 2004 benefited from the impact of acquisitions when compared to same store performance.

      Same store used vehicle revenue for 2004 increased compared to 2003 as a result of an increase in same store average revenue per unit partially offset by a slight decrease in same store unit volume. The decline in used vehicle unit volume is in part due to strong manufacturer incentives for new vehicles. Used vehicle revenue was also impacted by decreased unit sales volume in part due to the effect of the four major hurricanes on our stores in Florida and the Southeast during the third quarter of 2004. During the fourth quarter of 2004, we saw improvements in these markets driven by post-hurricane demand and a stronger local economy. Same store gross profit for 2004 remained relatively unchanged compared to 2003. Same store gross profit as a percentage of revenue for 2004 increased 10 basis points to 11.5% as a result of an improved inventory mix and a strengthening used vehicle market toward the end of 2004.

      Used vehicle total revenue for 2003 decreased as compared to 2002 as a result of a decrease in wholesale revenue and lower used vehicle retail unit volume and revenue per vehicle retailed. Wholesale revenue decreased in 2003 compared to 2002 as a result of fewer trade-ins due to decreased new vehicle unit volume and improved management of our used vehicle inventory. The revenue per vehicle retailed decrease reflects lower prices as a function of our shift in inventory to lower cost units. Used vehicle total gross profit increased slightly in 2003 primarily due to increased wholesale gross profit, which was positively impacted by our used vehicle market strategy resulting in fewer vehicles being wholesaled.

      Used vehicle inventories were at $295.9 million or 37 days supply at December 31, 2004, which represents a 6 day improvement compared to 2003 driven by our continued focus on stocking a better mix of units through the use of our used vehicle management programs and a strengthening used vehicle market toward the end of 2004.

Parts and Service

	Years Ended December 31,

			2004 vs. 2003			2003 vs. 2002

			Variance			Variance
			Favorable/	%		Favorable/	%
	2004	2003	(Unfavorable)	Variance	2002	(Unfavorable)	Variance
($ in millions, except per vehicle data)
Reported:
Revenue	$2,505.3	$2,398.6	$106.7	4.4	$2,388.2	$10.4	.4
Gross profit	$1,096.8	$1,046.3	$50.5	4.8	$1,039.1	$7.2	.7
Gross profit as a percentage of revenue	43.8%	43.6%			43.5%

Same Store:
Revenue	$2,455.2	$2,383.4	$71.8	3.0
Gross profit	$1,072.2	$1,039.8	$32.4	3.1
Gross profit as a percentage of revenue	43.7%	43.6%

      Parts and service revenue is primarily derived from repair orders for service labor and related parts paid directly by customers or via reimbursement from manufacturers and others under warranties.

      Reported parts and service revenue and gross profit for 2004 benefited from the impact of acquisitions when compared to same store performance.

      Same store parts and service revenue and gross profit increased during 2004 due to increases in customer-paid work for parts and service, attributable to the continued implementation of our service drive process, maintenance menu and service marketing program, as well as optimization of our pricing models and training programs. Parts and service was also impacted by the effect of the four major hurricanes on our stores in Florida and the Southeast during the third quarter of 2004. During the fourth quarter of 2004, we saw improvements in these markets driven by post-hurricane demand and a stronger local economy. Results in 2004 benefited from an additional service day as compared to the same period in 2003.

      Total parts and service revenue and gross profit remained relatively flat in 2003 compared to 2002. This was driven by improved pricing on customer-paid work offset by decreases in warranty repair orders, wholesale parts and our collision repair business. Significant decreases in domestic warranty repair orders offset import and luxury increases realized in 2003.

Finance and Insurance

	Years Ended December 31,

			2004 vs. 2003			2003 vs. 2002

			Variance			Variance
			Favorable/	%		Favorable/	%
	2004	2003	(Unfavorable)	Variance	2002	(Unfavorable)	Variance
($ in millions, except per vehicle data)
Reported:
Revenue and gross profit	$618.5	$589.9	$28.6	4.8	$548.2	$41.7	7.6
Gross profit per vehicle retailed	$951	$915	$36	3.9	$836	$79	9.4

Same Store:
Revenue and gross profit	$609.2	$587.6	$21.6	3.7
Gross profit per vehicle retailed	$954	$915	$39	4.3

      Reported finance and insurance revenue and gross profit for 2004 benefited from the impact of acquisitions when compared to same store performance.

      Same store finance and insurance revenue and gross profit increased for 2004 due to increased vehicle revenue, product penetration and retrospective commissions received on extended warranties. Additionally, our improvement has been driven by our ongoing concentration on our fourth quartile stores and our transparent sales process that is supported by the “AutoNation Pledge.” The “AutoNation Pledge” is our commitment to provide our customers with disclosures relating to the finance and insurance sales process. Finance and insurance revenue and gross profit were also impacted by the effect of the four major hurricanes on our stores in Florida and the Southeast during the third quarter of 2004. During the fourth quarter of 2004, we saw improvements in these markets driven by post-hurricane demand and a stronger local economy. Substantially higher interest rates in the future may negatively impact finance and insurance revenue and gross profit.

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

Operating Expenses

     Selling, General and Administrative Expenses

      During 2004, selling, general and administrative expenses increased $61.8 million or 2.9%. As a percent of total gross profit, selling, general and administrative expenses decreased 50 basis points during 2004. Our cost structure was targeted for vehicle sales volumes and gross margins that did not materialize through the third quarter of 2004. During the fourth quarter, our results benefited from increased vehicle sales, as well as cost-control and productivity improvements. Throughout 2004, we have continued to leverage our cost structure, especially in the areas of compensation and, to a lesser extent, advertising and occupancy costs. Occupancy costs benefited from lease buy-outs completed in 2004. In September 2004, we announced a new streamlined regional structure that is expected to produce an annual reduction in selling, general and administrative expenses of $30 million through cost-control and productivity improvements. Charges associated with the reorganization, primarily severance, totaled $2.9 million for 2004 and are included in Other Losses in the Consolidated Income Statements. Additionally, we continue to centralize certain key store-level accounting and administrative activities in certain of our operating regions, which we expect will reduce our operating costs and improve our operating efficiency.

      In 2003, selling, general and administrative expenses decreased compared to 2002 as a result of our continued focus on cost-cutting and operational improvements, particularly in the areas of compensation and other selling, general and administrative expenses, partially offset by increases in advertising expenses.

     Other Losses (Gains)

      Other losses for 2003 were primarily the result of a real estate impairment charge totaling $17.6 million related to two underperforming franchised new vehicle stores which currently operate in converted used vehicle megastores. We also recognized an additional real estate impairment charge in 2003 totaling $9.9 million ($6.1 million, net of taxes) included in loss from Discontinued Operations related to an underperforming franchised new vehicle store which operated in a converted used vehicle megastore.

Non-Operating Income (Expense)

     Floorplan Interest Expense

      Floorplan interest expense was $81.8 million, $68.9 million and $71.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase is primarily the result of higher average inventory levels and higher interest rates during 2004.

      For the years ended December 31, 2004 and 2003, the income statement impact from interest rate hedges was additional expense of $2.9 million and $.6 million, respectively. There were no interest rate hedges in 2002. See discussion in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The decrease in floorplan interest expense in 2003 compared to 2002 is primarily the result of lower interest rates partially offset by higher average inventory levels.

     Other Interest Expense

      Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $76.9 million, $71.8 million and $50.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Other interest expense also includes interest related to the IRS settlement totaling $4.8 million and $12.1 million for the years ended December 31, 2004 and 2003, respectively, and represents interest due under the agreement from the date of the settlement. The increase in other interest expense for 2004 compared to 2003, excluding amounts related to the IRS settlement, is primarily due to higher average debt outstanding.

      During 2004, we repurchased $3.4 million (face value) of our 9.0% senior unsecured notes at an average price of 114.3% of face value or $3.9 million. The $.5 million premium we paid for this repurchase was recognized as Other Interest Expense in the accompanying 2004 Consolidated Income Statement.

      The increase in 2003 compared to 2002 is primarily due to higher average debt outstanding and increased amortization expense resulting from payments made by us in connection with the November 2002 amendment to our senior unsecured notes partially offset by lower interest rates. Additionally, as a result of completed capital expenditure projects, there was a lower amount of interest expense capitalized to construction in progress in 2003 compared to 2002.

     Interest Income

      Interest income for 2004 was virtually unchanged compared to 2003. The 2003 decrease compared to 2002 is primarily the result of lower average cash and investment balances combined with lower interest rates.

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

     Provision for Income Taxes

      Income taxes have been provided based upon our anticipated underlying annual effective income tax rate. The effective income tax rate was 34.7%, 15.0% and 38.3% for the years ended December 31, 2004, 2003 and 2002, respectively.

      In March 2003, we entered into a settlement agreement with the IRS with respect to the tax treatment of certain transactions we entered into in 1997 and 1999. As a result of the settlement, during 2003, we recognized an income tax benefit of $127.5 million from the reduction of previously recorded deferred tax liabilities. In 2003, we made a $366.0 million prepayment of the initial installment due March 2004, including interest. Additionally, in 2004, we prepaid the remaining balance due related to the IRS settlement totaling $128.9 million, including accrued interest.

      During 2004 and 2003, we recorded net income tax benefits in continuing operations totaling $25.8 million and $140.9 million (which includes $127.5 million recognized as a result of the IRS settlement discussed above), respectively, primarily related to the resolution of various income tax matters. We also recognized a $52.2 million gain included in Discontinued Operations related to the settlement of various income tax matters. Our underlying base effective tax rate for 2004 before adjustments was 39%.

      We substantially completed the federal income tax audit for the years 1997 through 2001 and a federal income tax audit for 2002 and 2003 was recently initiated by the IRS. We are routinely audited by the states in which we do business and remain under examination by various states for the tax years discussed above. We expect additional state and federal tax adjustments over the next eighteen months as we continue to work through various tax matters. Once we resolve our open tax matters, we expect our base effective tax rate to be approximately 39%.

      See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements for further information.

Financial Condition

      At December 31, 2004, we had $107.2 million of unrestricted cash and cash equivalents. We have two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowing capacity of up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2004 for another 364-day term to August 2005. A five-year facility, which expires in August 2006, provides borrowing capacity of up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of our stores, and are guaranteed by substantially all of our subsidiaries. There were no borrowings on these revolving credit facilities during 2004 and 2003. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. The amount available to be borrowed under the $300.0 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit, which totaled $77.0 million at December 31, 2004.

      In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2004, surety bonds, letters of credit and cash deposits totaled $107.1 million, including $77.0 million letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

      We also have $443.2 million of 9.0% senior unsecured notes due August 1, 2008. During 2004, we repurchased $3.4 million (face value) of senior unsecured notes at an average price of 114.3% of face value or $3.9 million. The $.5 million in premium we paid for this repurchase was recognized as Other Interest Expense in the accompanying 2004 Consolidated Income Statement. As of February 18, 2005, we repurchased an additional $3.8 million (face value) of senior unsecured notes at a price of 113.5% of face value or $4.4 million. The $.6 million in premium we paid for this repurchase will be recognized as Other Interest Expense in 2005. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

      Our revolving credit facilities, senior unsecured notes and mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases), to make investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require us to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage, and maximum balance sheet leverage. Over the life of the revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage and minimum interest coverage covenants. In the event that we were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should we be in violation of the financial covenants, we could be further limited in incurring certain additional indebtedness. Our revolving credit facilities, the indenture for our senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of ours. At December 31, 2004, we were in compliance with the requirements of all such financial covenants and do not anticipate any events of default.

      We maintain corporate credit ratings from rating agencies. During 2004, we received a credit upgrade to investment grade from Standard & Poor’s. Now the Company, our revolving credit facilities and senior unsecured notes carry investment grade ratings from Standard & Poor’s. Although Moody’s credit ratings are currently non-investment grade, they raised the ratings outlook to positive from stable for the Company, our revolving credit facilities and senior unsecured notes. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings. In the event of a downgrade in our credit rating, we would continue to have access to the revolving credit facilities, although potentially at higher rates of interest. Certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade.

      At December 31, 2004 we had $318.1 million outstanding under mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of our store properties.

      We finance our new vehicle inventory through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of December 31, 2004, aggregate capacity of the facilities to finance new vehicles was approximately $3.9 billion, of which $2.5 billion was outstanding at December 31, 2004. We generally do not utilize floorplan facilities to finance our used vehicle inventory.

      We sell and receive commissions on the following types of vehicle protection and other products: extended warranties, guaranteed auto protection, credit insurance, lease “wear and tear” insurance and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we primarily sell the products on a straight commission basis, however, we may sell the product, recognize commission and participate in future underwriting profit pursuant to retrospective commission arrangements. Through 2002, we assumed some of the underwriting risk through reinsurance agreements with our captive insurance subsidiaries. Since January 1, 2003, we have not reinsured any new extended warranties or credit insurance products. We maintain restricted cash in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to our captive insurance subsidiaries.

      During 2004, we repurchased 14.1 million shares of our common stock for an aggregate purchase price of $236.8 million. As of February 18, 2005, we repurchased an additional .2 million shares of common stock for an aggregate purchase price of $4.0 million, leaving $304.4 million authorized for share repurchases, including an additional $250.0 million share repurchase authorized by our Board of Directors in October 2004. Repurchases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. While we expect to continue repurchasing shares, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of our capital such as strategic store acquisitions and capital investments in our current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes and credit agreements relating to our two senior secured revolving credit facilities.

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

      Following the sale, and pursuant to the Settlement Agreement, we continued to guarantee $29.5 million, and committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. On June 30, 2004, we were released from our $29.5 million guarantee obligation, and on August 11, 2004, we were released from our remaining $10.5 million surety bond guarantee obligations. This triggered an obligation under the Settlement Agreement for us to pay $20 million (one-half of the permanent reduction of the surety bond guarantee obligations) to a trust established for the benefit of the unsecured creditors in the bankruptcy, which payment was made on September 10, 2004. We had previously incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) for this liability included in Loss from Discontinued Operations in the accompanying Consolidated Income Statements during 2003.

      As a matter of course, we are regularly audited by various tax authorities. From time to time, these audits result in proposed assessments. Other tax accruals totaled $181.3 million and $307.3 million at December 31, 2004 and 2003, respectively, and relate to various tax matters where the ultimate resolution may result in us owing additional tax payments. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. We substantially completed the federal income tax audit for the years 1997 through 2001 and a federal income tax audit for 2002 and 2003 was recently initiated by the IRS. We remain under examination by various states for the tax years discussed above. We expect additional state and federal tax adjustments over the next eighteen months as we continue to work through various tax matters. Once we resolve our open tax matters, we expect our base effective tax rate to be approximately 39%. See Note 12, Income Taxes, of Notes to Consolidated Financial Statements for additional discussion of income taxes.

     Cash Flows

      Cash and cash equivalents (decreased) increased by $(66.2) million, $(5.9) million and $46.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. The major components of these changes are discussed below.

     Cash Flows from Operating Activities

      Cash provided by operating activities was $441.8 million, $365.8 million and $627.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in vehicle floorplan payable, which directly relates to changes in new vehicle inventory. Additionally, we paid portions of the IRS settlement totaling $128.9 million and $366.0 million during 2004 and 2003, respectively, representing the entire balance of the amount due under the settlement.

      During 2004, we reclassified certain amounts in the 2003 and 2002 Consolidated Statements of Cash Flows from investing activities to operating activities, including certain items related to our former loan underwriting business, as a result of recent guidance issued by the Securities and Exchange Commission. In December 2001, we decided to exit the business of underwriting retail automobile loans for customers at our stores, which we determined was not a part of our core automotive retail business. In July 2003, we sold all of our finance receivables portfolio for proceeds totaling $52.4 million, resulting in no gain or loss on the transaction. Collections of installment loans receivable and other items related to the wind-down of this business totaled $27.0 million and $86.7 million for the years ended December 31, 2003 and 2002, respectively.

     Cash Flows from Investing Activities

      Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments and other transactions as further described below.

      Capital expenditures, excluding property operating lease buy-outs, were $133.2 million, $122.7 million and $162.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We expect 2005 capital expenditures of approximately $130 million, excluding any acquisition-related spending or lease buy-outs.

      Property operating lease buy-outs were $77.7 million, $9.8 million and $19.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. We continue to analyze certain of our higher cost operating leases and evaluate alternatives in order to lower the effective financing costs.

      Proceeds from the disposal of assets held-for-sale were $37.9 million, $23.1 million and $34.8 million during the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are primarily from the sales of megastores and other properties held-for-sale.

      Cash used in business acquisitions, net of cash acquired, was $197.9 million, $48.8 million and $166.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, the Company acquired eight automotive retail franchises and other related assets. Cash used in business acquisitions during 2004, 2003 and 2002 includes $3.3 million, $3.2 million and $8.1 million in deferred purchase price for certain prior year automotive retail acquisitions. See discussion in Note 16, Acquisitions, of Notes to Consolidated Financial Statements.

      In September 2002, one of our captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred our risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company. We transferred $66.6 million of restricted assets to the third-party insurance company in exchange for the assumption of the related insurance accruals. See Note 4, Restricted Assets and Reinsurance, of Notes to Consolidated Financial Statements for additional information.

      During 2003, we sold all of our interest in an equity-method investment in LKQ Corporation, an auto parts recycling business, for $38.3 million, resulting in a pre-tax gain of $16.5 million.

     Cash Flows from Financing Activities

      Cash flows from financing activities primarily include treasury stock purchases, proceeds from mortgage facilities and stock option exercises.

      We have repurchased approximately 14.1 million, 39.2 million and 30.7 million shares of our common stock during the years ended December 31, 2004, 2003 and 2002, respectively, for an aggregate price of $236.8 million, $575.2 million and $389.9 million, respectively, under our Board-approved share repurchase programs. Our 2005 target for combined spending on acquisitions and share repurchases is approximately $300 million.

      During the years ended December 31, 2003 and 2002, we drew amounts totaling $183.6 million and $7.3 million, respectively, under our mortgage facilities.

      During the years ended December 31, 2004, 2003 and 2002, proceeds from the exercises of stock options were $94.2 million, $118.1 million and $78.7 million, respectively.

      During 2004, we repurchased $3.4 million (face value) of our 9.0% senior unsecured notes at an average price of 114.3% of face value or $3.9 million.

      Other cash used in financing activities totaled $7.8 million in 2003 and primarily includes upfront premium amounts paid in conjunction with interest rate hedge transactions. In addition, other cash used in financing activities totaled $11.8 million in 2002 and includes amounts paid in November 2002 related to consents obtained from the holders of our $450.0 million of 9.0% senior unsecured notes to amend the indenture governing such notes and from the lenders to amend our revolving credit facilities, allowing us to repurchase additional shares of our common stock.

     Cash Flows from Discontinued Operations

      Cash used in discontinued operations was $21.1 million, $4.7 million and $8.4 million during 2004, 2003 and 2002, respectively. A portion of the cash used in 2004 and all of the cash used in 2003 and 2002 relates to payments made in conjunction with property leases assumed from ANC Rental.

Liquidity

      We believe that our funds generated through future operations and availability of borrowings under our vehicle floorplan facilities, revolving credit facilities and mortgage facilities will be sufficient to fund our debt service and working capital requirements, payment of tax obligations, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions, and share repurchases through cash flow from operations, revolving credit facilities, and other financings. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At December 31, 2004, we had available cash and available capacity under our revolving credit facilities and mortgage facilities totaling approximately $578 million, net of outstanding letters of credit.

      We will continue to evaluate the best use of our operating cash flow between capital expenditures, share repurchases, acquisitions and debt reduction, including possible limited repurchases of our senior unsecured notes and/or prepayments of our mortgage facilities. We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the credit agreements for our revolving credit facilities restrict our ability to declare cash dividends.

Contractual Payment Obligations

      The following table summarizes our payment obligations under certain contracts at December 31, 2004 (in millions):

	Payments Due by Period

		Less than			More than
	Total	one Year	1-3 Years	3-5 Years	5 Years

Vehicle floorplan payable (Note 3)*	$2,517.3	$2,517.3	$—	$—	$—
Notes payable and long-term debt (Note 8)*	812.6	14.9	68.6	593.7	135.4
Operating lease commitments (Note 9)*	494.0	60.1	99.8	77.4	256.7
Acquisition purchase price commitments	10.5	10.5	—	—	—
Purchase obligations	140.1	51.2	34.1	27.3	27.5

Total	$3,974.5	$2,654.0	$202.5	$698.4	$419.6

*	See Notes to Consolidated Financial Statements.

      In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2004, surety bonds, letters of credit and cash deposits totaled $107.1 million, including $77.0 million letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. Under the terms of the letter of credit line, the amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit.

      As further discussed under the heading “Financial Condition,” there are various tax matters where the ultimate resolution may result in us owing additional tax payments.

Seasonality

      Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for vehicles and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. Accordingly, we expect our revenue and operating results to be generally lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events, and by other factors unrelated to season, such as changing economic conditions and automotive manufacturer incentives programs.

New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” a revision of SFAS 123. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to June 30, 2005. We are evaluating the requirements of SFAS 123R. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 in Note 1 of the Notes to Consolidated Financial Statements.

      As of January 1, 2003, we adopted EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16, as it applies to us, addresses the recognition of certain manufacturer allowances and requires that manufacturer allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or costs incurred. The adoption of EITF 02-16 resulted in a cumulative effect of accounting change, net of $9.1 million of income tax, totaling $14.6 million to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost during 2003. The impact of this accounting change for the year ended December 31, 2003 was an increase of $3.3 million in Cost of Sales. On a comparable basis, the impact of this accounting change for the year ended December 31, 2002 would have been an increase of $4.7 million in Cost of Sales. Additionally, the adoption of EITF 02-16 impacted the accounting for certain manufacturers’ advertising allowances resulting in a reclassification that increased Selling, General and Administrative expenses and, correspondingly, reduced Cost of Sales by $18.6 million for the year ended December 31, 2003 to now reflect these allowances as a reduction of Cost of Sales. On a comparable basis, the reclassification to increase Selling, General and Administrative Expenses and to reduce Cost of Sales for the year ended December 31, 2002 would have been $19.5 million.

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

      In November 2003, the EITF reached a consensus on EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF 03-10 provides guidance on how to account for sales incentive arrangements provided by manufacturers to consumers and accepted by resellers. The provisions of EITF 03-10 apply to fiscal years beginning after November 25, 2003. The adoption of EITF 03-10 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent in large part on new vehicle sales levels in the United States and in our particular geographic markets and for the brands we represent, as well as the level of gross margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

•	Our stores are dependent on the programs and operations of vehicle manufacturers and, therefore, any changes to such programs and operations may adversely affect our store operations and, in turn, affect our business, results of operations, financial condition, cash flows and prospects.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores in key markets on favorable terms or at all.

•	We are subject to interest rate risk in connection with our vehicle floorplan payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

•	Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk exposure is increasing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. At December 31, 2004, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $494.5 million and had a fair value of $561.5 million. Interest rate derivatives may be used to hedge interest rate exposures when appropriate based upon market conditions.

Interest Rate Risk

      At December 31, 2004 and 2003, we had variable rate vehicle floorplan payable totaling $2.5 billion and $2.7 billion, respectively. Based on these amounts at December 31, 2004 and 2003, a 100 basis point change in interest rates would result in an approximate $25.2 million and $27.4 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates. Net of floorplan assistance, at December 31, 2004 and 2003, a 100 basis point change in interest rates would result in an approximate $20.8 million and $22.8 million, respectively, change to our net inventory carrying costs.

      At December 31, 2004 and 2003, we had other variable rate debt outstanding totaling $318.1 million and $329.7 million, respectively. Based on the amounts outstanding at December 31, 2004 and 2003, a 100 basis point change in interest rates would result in an approximate $3.2 million and $3.3 million change to interest expense, respectively.

Hedging Risk

      We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. We have a series of interest rate hedge transactions with a notional value of $800 million, consisting of a combination of swaps, and cap and floor options (collars). The hedge instruments are designed to convert certain floating rate vehicle floorplan payable and portions of our mortgage facilities to fixed rate debt. We have $200 million in swaps, which started in 2004 and effectively lock in a rate of approximately 3.0%, and $600 million in collars that cap floating rates to a maximum rate no greater than 2.4%. All of our hedge instruments mature over the next two years. At December 31, 2004 and 2003, net unrealized losses, net of income taxes, related to hedges included in Accumulated Other Comprehensive Loss were $1.5 million and $3.1 million, respectively. For the years ended December 31, 2004 and 2003, the income statement impact from interest rate hedges was an additional expense of $2.9 million and $.6 million, respectively. At December 31, 2004 and 2003, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. We had no outstanding derivatives during 2002.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AutoNation, Inc.:

      We have audited the 2004 and 2003 consolidated financial statements of AutoNation, Inc. and subsidiaries (the Company) as listed in the Index at Item 8. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Fort Lauderdale, Florida

February 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AutoNation, Inc.:

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A that AutoNation, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 and 2003 consolidated financial statements of the Company as listed in the Index at Item 8, and our report dated February 23, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Fort Lauderdale, Florida

February 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AutoNation, Inc.:

We have audited the accompanying consolidated statements of income, of shareholders’ equity and comprehensive income (loss) and of cash flows of AutoNation, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company’s results of operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 4, 2003

AUTONATION, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,
(In millions, except share and per share data)

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107.2	$173.4
Receivables, net	773.2	754.8
Inventory	2,640.5	2,849.2
Other current assets	156.8	260.7

Total Current Assets	3,677.7	4,038.1
RESTRICTED ASSETS	54.0	65.9
PROPERTY AND EQUIPMENT, NET	1,836.3	1,666.4
INTANGIBLE ASSETS, NET	2,976.2	2,877.4
OTHER ASSETS	154.7	175.3

Total Assets	$8,698.9	$8,823.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable	$2,517.3	$2,741.9
Accounts payable	180.7	173.9
Notes payable and current maturities of long-term obligations	14.9	15.9
Other current liabilities	698.3	877.6

Total Current Liabilities	3,411.2	3,809.3
LONG-TERM DEBT, NET OF CURRENT MATURITIES	797.7	808.5
DEFERRED INCOME TAXES AND OTHER TAX LIABILITIES	156.7	176.6
OTHER LIABILITIES	70.2	79.0
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 273,562,137 and 293,562,137 shares issued, respectively, including shares held in treasury	2.7	2.9
Additional paid-in capital	2,240.0	2,581.0
Retained earnings	2,176.0	1,742.4
Accumulated other comprehensive loss	(1.5)	(3.2)
Treasury stock, at cost; 9,300,007 and 23,848,974 shares held, respectively	(154.1)	(373.4)

Total Shareholders’ Equity	4,263.1	3,949.7

Total Liabilities and Shareholders’ Equity	$8,698.9	$8,823.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31,
(In millions, except per share data)

	2004	2003	2002

Revenue:
New vehicle	$11,891.6	$11,488.7	$11,326.6
Used vehicle	4,319.9	4,195.2	4,382.5
Parts and service	2,505.3	2,398.6	2,388.2
Finance and insurance	618.5	589.9	548.2
Other	89.4	39.0	56.0

TOTAL REVENUE	19,424.7	18,711.4	18,701.5

Cost of Sales:
New vehicle	11,045.3	10,649.8	10,436.7
Used vehicle	3,918.3	3,801.6	3,998.5
Parts and service	1,408.5	1,352.3	1,349.1
Other	39.9	5.1	6.8

TOTAL COST OF SALES	16,412.0	15,808.8	15,791.1

Gross Profit:
New vehicle	846.3	838.9	889.9
Used vehicle	401.6	393.6	384.0
Parts and service	1,096.8	1,046.3	1,039.1
Finance and insurance	618.5	589.9	548.2
Other	49.5	33.9	49.2

TOTAL GROSS PROFIT	3,012.7	2,902.6	2,910.4

Selling, general and administrative expenses	2,158.7	2,096.9	2,132.4
Depreciation	81.9	67.7	65.5
Amortization	1.2	1.6	2.4
Other losses (gains), net	4.0	10.0	(10.5)

OPERATING INCOME	766.9	726.4	720.6
Floorplan interest expense	(81.8)	(68.9)	(71.8)
Other interest expense	(76.9)	(71.8)	(50.5)
Interest income	3.5	3.4	10.4
Other income (expense), net	(5.1)	16.7	6.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	606.6	605.8	615.6
PROVISION FOR INCOME TAXES	210.2	90.6	235.5

NET INCOME FROM CONTINUING OPERATIONS	396.4	515.2	380.1
Income (loss) from discontinued operations, net of income taxes	37.2	(21.4)	1.5

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	433.6	493.8	381.6
Cumulative effect of accounting change, net of income taxes	—	(14.6)	—

NET INCOME	$433.6	$479.2	$381.6

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.49	$1.84	$1.20
Discontinued operations	$.14	$(.08)	—
Cumulative effect of accounting change	—	$(.05)	—
Net income	$1.63	$1.71	$1.20
Weighted average common shares outstanding	266.7	279.5	316.7
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.45	$1.80	$1.18
Discontinued operations	$.14	$(.07)	—
Cumulative effect of accounting change	—	$(.05)	—
Net income	$1.59	$1.67	$1.19
Weighted average common shares outstanding	272.5	287.0	321.5
COMMON SHARES OUTSTANDING, net of treasury stock	264.3	269.7	298.0

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2004, 2003 and 2002
(In millions, except share data)

					Accumulated
					Other
					Compre-
	Common Stock		Additional		hensive		Compre-
			Paid-in	Retained	Income	Treasury	hensive
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Income

BALANCE AT DECEMBER 31, 2001	476,472,730	$4.8	$4,674.0	$881.6	$1.6	$(1,734.1)

Comprehensive income:
Net income	—	—	—	381.6	—	—	$381.6
Other comprehensive income:
Adjustments to marketable securities and interest-only strip receivables	—	—	—	—	2.6	—	2.6

Comprehensive income	—	—	—	—	—	—	$384.2

Purchases of treasury stock	—	—	—	—	—	(389.9)
Treasury stock cancellation	(150,000,000)	(1.5)	(1,717.9)	—	—	1,719.4
Exercise of stock options and warrants, including income tax benefit of $9.6	7,032,595	—	88.3	—	—	—
Other	—	—	(.3)	—	—	—

BALANCE AT DECEMBER 31, 2002	333,505,325	3.3	3,044.1	1,263.2	4.2	(404.6)

Comprehensive income:
Net income	—	—	—	479.2	—	—	$479.2
Other comprehensive income:
Adjustments to cash flow hedges, restricted investments and interest-only strip receivables	—	—	—	—	(7.4)	—	(7.4)

Comprehensive income	—	—	—	—	—	—	$471.8

Purchases of treasury stock	—	—	—	—	—	(575.2)
Treasury stock cancellation	(50,000,000)	(.5)	(592.5)	—	—	593.0
Exercise of stock options and warrants, including income tax benefit of $24.1	10,056,812	.1	128.7	—	—	13.4
Other	—	—	.7	—	—	—

BALANCE AT DECEMBER 31, 2003	293,562,137	2.9	2,581.0	1,742.4	(3.2)	(373.4)

Comprehensive income:
Net income	—	—	—	433.6	—	—	$433.6
Other comprehensive income:
Adjustments to cash flow hedges and restricted investments	—	—	—	—	1.7	—	1.7

Comprehensive income	—	—	—	—	—	—	$435.3

Purchases of treasury stock	—	—	—	—	—	(236.8)
Treasury stock cancellation	(20,000,000)	(.2)	(318.2)	—	—	318.4
Exercise of stock options and warrants, including income tax benefit of $20.7	—	—	(22.8)	—	—	137.7

BALANCE AT DECEMBER 31, 2004	273,562,137	$2.7	$2,240.0	$2,176.0	$(1.5)	$(154.1)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
(In millions)

	2004	2003	2002

CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$433.6	$479.2	$381.6
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	14.6	—
Loss (gain) on discontinued operations	(37.2)	21.4	(1.5)
Depreciation	81.9	67.7	65.5
Amortization	1.2	1.6	2.4
Amortization of debt issue costs and discounts	6.6	6.0	5.0
Income taxes	89.3	(129.6)	26.9
Non-cash restructuring and impairment charges, net	—	25.3	1.4
Gain on sale of marketable securities, net	—	—	(6.0)
Gain on sale of investment in LKQ Corporation	—	(16.5)	—
Proceeds from sale of finance receivable portfolio	—	52.4	—
Collection of installment loan receivables and other related items	—	27.0	86.7
Other	4.7	(7.0)	(6.9)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	(17.1)	(71.6)	18.2
Inventory	211.3	(402.0)	(366.1)
Other assets	61.3	67.3	(4.2)
Vehicle floorplan payable	(226.2)	497.2	364.3
Accounts payable	6.9	13.8	14.6
IRS settlement payment	(128.9)	(366.0)	—
Other liabilities	(45.6)	85.0	45.6

	441.8	365.8	627.5

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buy-outs	(133.2)	(122.7)	(162.9)
Property operating lease buy-outs	(77.7)	(9.8)	(19.8)
Proceeds from sale of property and equipment	3.5	1.6	29.8
Proceeds from disposal of assets held-for-sale	37.9	23.1	34.8
Cash used in business acquisitions, net of cash acquired	(197.9)	(48.8)	(166.5)
Net change in restricted cash	13.2	58.1	(53.7)
Purchases of restricted investments	(17.8)	(26.9)	(61.3)
Proceeds from the sales of restricted investments	22.6	—	221.2
Proceeds from sale of investment in LKQ Corporation	—	38.3	—
Transfer of restricted assets related to reinsurance agreements	—	—	(66.6)
Cash received from business divestitures, net of cash relinquished	19.4	—	—
Other	(.5)	14.6	(0.2)

	(330.5)	(72.5)	(245.2)

CASH USED IN FINANCING ACTIVITIES:
Purchases of treasury stock	(236.8)	(575.2)	(389.9)
Proceeds from mortgage facilities	.2	183.6	7.3
Payments of mortgage facilities	(11.7)	(9.0)	(7.4)
Payments of notes payable and long-term debt	1.6	(4.2)	(3.9)
Proceeds from the exercises of stock options	94.2	118.1	78.7
Repurchases of senior unsecured notes	(3.9)	—	—
Other	—	(7.8)	(11.8)

	(156.4)	(294.5)	(327.0)

CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(45.1)	(1.2)	55.3
CASH USED IN DISCONTINUED OPERATIONS	(21.1)	(4.7)	(8.4)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66.2)	(5.9)	46.9
CASH AND CASH EQUIVALENTS at beginning of period	173.4	179.3	132.4

CASH AND CASH EQUIVALENTS at end of period	$107.2	$173.4	$179.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

      AutoNation, Inc. (the “Company”), through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2004, the Company owned and operated 358 new vehicle franchises from 281 stores located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.

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

      Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented. See Note 18, Supplemental Cash Flow Information, of Notes to Consolidated Financial Statements.

      The Company’s parts and service departments provide reconditioning repair work for used vehicles acquired by the used vehicle department and minor preparatory work for new vehicles. The parts and service departments charge the new and used departments as if they were third parties in order to account for total activity performed by that department. In 2004, the Company determined that the revenue and related cost of sales of both new and used vehicles had not been reduced by the intracompany charge for such work. The Company revised amounts previously reported by reducing new and used vehicle revenue and cost of sales by the amount of the intracompany charge. The adjustments have no impact on total gross profit, operating income, income from continuing operations, net income, earnings per share, cash flow, or financial positions for any period or their respective trends.

      The effect of the adjustments was to reduce both revenue and cost of sales for new vehicles by $84 million, $82 million, and $81 million for the years ended December 31, 2004, 2003, and 2002, respectively, and for used vehicles by $195 million, $191 million and $189 million for the same periods, respectively. These revisions do not have a material impact on the amounts for any period or respective trends.

      During the years ended December 31, 2004, 2003 and 2002, the Company had net income (losses) from discontinued operations totaling $37.2 million, $(21.4) million and $1.5 million, respectively. In 2004, the Company recognized a $52.2 million gain included in discontinued operations related to the settlement of various income tax matters related to items previously reported in discontinued operations. In 2004, the Company also recognized a loss totaling $13.9 million, net of income taxes, related to stores that were sold or for which the Company has entered a definitive agreement to sell. Generally, the sale of a store is completed within 60 to 90 days after a definitive agreement is signed. Accordingly, certain amounts reflected in the accompanying Consolidated Balance Sheets as of December 31, 2004 and 2003, have been adjusted to classify the related assets and liabilities as a component of Other Current Assets and Other Current Liabilities for discontinued operations. In addition, the accompanying Consolidated Income Statements and Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, have been adjusted to classify the results of the stores described above as discontinued operations.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company in the accompanying Consolidated Financial Statements include allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, and for accruals related to self-insurance programs, certain legal proceedings and estimated tax liabilities.

Cumulative Effect of Accounting Change

      As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16, as it applies to the Company, addresses the recognition of certain manufacturer allowances and requires that manufacturer allowances be treated as a reduction of inventory cost unless specifically identified as reimbursement for services or costs incurred. The adoption of EITF 02-16 resulted in a cumulative effect of accounting change, net of $9.1 million of income tax, totaling $14.6 million to reflect the deferral of certain allowances, primarily floorplan assistance, into inventory cost in 2003. The impact of this accounting change for the year ended December 31, 2003 was an increase of $3.3 million in Cost of Sales. On a comparable basis, the impact of this accounting change for the year ended December 31, 2002 would have been an increase of $4.7 million in Cost of Sales. Additionally, the adoption of EITF 02-16 impacted the accounting for certain manufacturers’ advertising allowances resulting in a reclassification that increased Selling, General and Administrative Expenses and, correspondingly, reduced Cost of Sales by $18.6 million for the year ended December 31, 2003 to reflect these allowances as a reduction of Cost of Sales. On a comparable basis, the reclassification to increase Selling, General and Administrative Expenses and to reduce Cost of Sales for the year ended December 31, 2002 would have been $19.5 million.

Inventory

      Inventory consists primarily of new and used vehicles held-for-sale valued using the specific identification method. Cost includes acquisition, reconditioning and transportation expenses. Parts and accessories are valued at lower of cost (first-in, first-out) or market.

Investments

      Investments, included in Other Assets in the accompanying Consolidated Balance Sheets, consist of marketable securities. Restricted investments, included in Restricted Assets, consist primarily of marketable corporate and government debt securities. Marketable securities include investments in debt and equity securities and are primarily classified as available for sale and are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Company’s Consolidated Balance Sheets. Other-than-temporary declines in investment values are recorded as a component of Other Income (Expense), Net in the Company’s Consolidated Income Statements. Fair value is estimated based on quoted market prices. Equity-method investments represent investments in 50% or less owned automotive-related businesses over which the Company has the ability to exercise significant influence. The Company records its initial equity-method investments at cost and subsequently adjusts the carrying amounts of the investments for the Company’s share of the earnings or losses of the investee after the acquisition date as a component of Other Income (Expense), Net in the Company’s Consolidated Income Statements. The Company continually assesses whether equity-method investments should be evaluated for possible impairment by use of an estimate of the related future undiscounted cash flows. The Company measures impairment losses based upon the amount by which the carrying amount of the investment exceeds the fair value.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the respective lease term, whichever is shorter. The estimated useful lives are: fifteen to forty years for buildings and improvements, three to ten years for equipment and seven to ten years for furniture and fixtures.

      The Company continually evaluates property and equipment, including leasehold improvements, to determine whether events and circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. Fair values generally are estimated using prices for similar assets and/or discounted cash flows.

Intangible Assets

      The Company accounts for acquisitions using the purchase method. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company’s intent to do so. Other intangibles with definite lives are amortized primarily over three to sixteen years using a straight-line method.

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

      The Company has completed impairment tests as of June 30, 2004 and 2003 for goodwill and intangibles with indefinite lives. The goodwill test includes determining the fair value of the Company’s single reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

      Other assets consist of various items, net of applicable amortization, including, among other items, service loaner and rental vehicle inventory which is not available for sale, property held-for-sale, notes receivable and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense using the effective interest method through maturity.

      At December 31, 2004 and 2003, the Company had $31.1 million and $59.3 million, respectively, of property held-for-sale.

      In 2003, the Company recognized a $27.5 million real estate impairment charge to write-down to fair value three underperforming franchised new vehicle stores. Of the charge, $17.6 million was included in Other Losses (Gains) related to two stores currently operating in converted used vehicle megastores. The remainder of the charge, $9.9 million (or $6.1 million, net of taxes), was included in Loss from Discontinued Operations in the 2003 Consolidated Income Statement related to a store that operated in converted used vehicle megastore which has been closed.

      In 2002, the Company decided to relocate a franchised new vehicle store located in a former megastore property and recognized an impairment on the property to be vacated of $9.5 million, which has been included in Other Losses (Gains) in the accompanying 2002 Consolidated Income Statement.

Other Current Liabilities

      Other Current Liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, finance and insurance chargeback liabilities, deferred revenue, accrued expenses, and customer deposits. Other Current Liabilities also includes other tax accruals, totaling $181.3 million and $307.3 million at December 31, 2004 and 2003, respectively. See Note 12, Income Taxes, of Notes to Consolidated Financial Statements for additional discussion of income taxes.

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

	2004	2003	2002

Net income, as reported	$433.6	$479.2	$381.6
Pro forma stock-based employee compensation cost, net of taxes	(11.8)	(17.4)	(19.3)

Pro forma net income	$421.8	$461.8	$362.3

Basic earnings per share, as reported	$1.63	$1.71	$1.20
Pro forma stock-based employee compensation cost	$(.04)	$(.06)	$(.06)
Pro forma basic earnings per share	$1.58	$1.65	$1.14

Diluted earnings per share, as reported	$1.59	$1.67	$1.19
Pro forma stock-based employee compensation cost	$(.04)	$(.06)	$(.06)
Pro forma diluted earnings per share	$1.55	$1.61	$1.13

Pro forma weighted average fair value of options granted	$7.20	$6.51	$4.78
Risk free interest rates	3.12- 3.93%	3.30- 3.83%	2.79- 3.55%
Expected dividend yield	—	—	—
Expected lives	5-7 years	5-7 years	5-7 years
Expected volatility	37%	40%	40%

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R (“SFAS”), “Share-Based Payment,” a revision of SFAS 123. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to June 30, 2005. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 above.

Derivative Financial Instruments

      The Company’s primary market risk exposure is increasing interest rates. Interest rate derivatives are used to adjust interest rate exposures when appropriate based on market conditions.

      The Company complies with Statement of Financial Accounting Standards Nos. 133, 137, 138 and 149 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. The Company recognizes gains or losses when the underlying transaction settles. All of the Company’s interest rate hedges are designated as cash flow hedges. The Company has a series of interest rate hedge transactions, with a notional value of $800.0 million, consisting of a combination of swaps, and cap and floor options (collars). The hedge instruments are designed to convert certain floating rate vehicle floorplan payable and portions of the Company’s mortgage facilities to fixed rate debt. The Company has $200 million in swaps, which started in 2004 and effectively lock in a rate of 3.0%, and $600 million in collars that cap floating rates to a maximum rate no greater than 2.4%. All of its hedge instruments mature over the next two years. At December 31, 2004 and 2003, net unrealized losses, net of

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes, related to hedges included in Accumulated Other Comprehensive Loss were $1.5 million and $3.1 million, respectively. For the years ended December 31, 2004 and 2003, the income statement impact from interest rate hedges was an additional expense of $2.9 million and $.6 million, respectively. At December 31, 2004 and 2003, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income. The Company had no outstanding derivative instruments during 2002.

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

      The Company sells and receives a commission, which is recognized upon sale, on the following types of insurance products: extended warranties, guaranteed auto protection (“GAP,” which covers the shortfall between loan balance and insurance payoff), credit insurance, lease “wear and tear” insurance and theft protection products. The Company may also participate in future underwriting profit, pursuant to retrospective commission arrangements, that would be recognized over the life of the policies. Certain commissions earned from the sales of insurance products are subject to chargebacks should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of F&I products is recorded in the period in which the related revenue is recognized. Chargeback liabilities were $65.9 million and $64.4 million at December 31, 2004 and 2003, respectively.

      Through 2002, the Company reinsured through its captive insurance subsidiaries a portion of the underwriting risk related to extended warranty and credit insurance products sold and administered by certain independent third parties. Revenue and related direct costs from these reinsurance transactions were deferred and recognized over the life of the policies. Since January 1, 2003, the Company has not reinsured any new extended warranty or credit insurance products.

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

Advertising

      The Company expenses the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers’ program, which is typically after the Company has incurred the corresponding advertising expenses. Advertising expense, net of allowances was $212.0 million, $206.9 million and $179.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Advertising allowances from manufacturers were $53.2 million, $56.2 million and $65.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” See Note 1, Summary of Significant Accounting Policies – Cumulative Effect of Accounting Change, for additional discussion.

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

2.	RECEIVABLES, NET

      The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2004	2003

Trade receivables	$100.7	$94.2
Manufacturer receivables	178.6	173.6
Other	81.1	79.1

	360.4	346.9
Less: Allowances	(7.0)	(6.9)

	353.4	340.0
Contracts-in-transit and vehicle receivables	376.7	378.6
Income taxes refundable	43.1	36.2

Receivables, net	$773.2	$754.8

      Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE

      The components of inventory at December 31 are as follows:

	2004	2003

New vehicles	$2,196.9	$2,418.9
Used vehicles	295.9	292.9
Parts, accessories and other	147.7	137.4

	$2,640.5	$2,849.2

      At December 31, 2004 and 2003, vehicle floorplan payable totaled $2.5 billion and $2.7 billion, respectively. Vehicle floorplan payable reflects amounts borrowed to finance the purchase of specific vehicle

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventories at LIBOR-based rates of interest (3.0% and 2.6% weighted average for 2004 and 2003, respectively), primarily with manufacturers’ captive finance subsidiaries, and is generally due within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables and contain certain financial and operational covenants. At December 31, 2004, the Company was in compliance with such covenants in all material respects. At December 31, 2004, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.9 billion, of which $2.5 billion was outstanding.

4.	RESTRICTED ASSETS AND REINSURANCE

      The Company has restricted assets primarily in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses relating to its captive insurance subsidiaries.

      A summary of restricted assets at December 31 is as follows:

	2004	2003

Restricted cash	$32.0	$40.3
Restricted investments	22.0	25.6

	$54.0	$65.9

      Sales of available-for-sale restricted investments are as follows:

	Years Ended December 31,

	2004	2003	2002

Proceeds from sales	$22.6	$—	$221.2
Gross realized gains	$.1	$—	$6.7
Gross realized losses	$(.1)	$—	$(.7)

      Since January 1, 2003, the Company has not issued reinsurance for new and used vehicle warranties and credit insurance products. The majority of the remaining accruals pertaining to the Company’s reinsurance programs are expected to wind down over the next two years.

      In September 2002, one of the Company’s captive insurance companies terminated a reinsurance agreement with a third-party insurance company and transferred its risk pertaining to certain extended warranty products under the reinsurance agreement back to such insurance company resulting in an $8.1 million gain, which has been included in Other (Gains) Losses in the accompanying 2002 Consolidated Income Statement. As a result of the transaction, the Company reduced its insurance accruals and liquidated related restricted assets, realizing a $3.1 million gain on the sale, which has been included in Other Income (Expense), Net in the accompanying 2002 Consolidated Income Statement. The Company transferred $66.6 million of restricted assets to the third-party insurance company in exchange for the assumption of the related insurance accruals. Additionally, in 2002, the Company converted its remaining restricted investments to restricted cash, realizing a $2.7 million gain on the sale.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2004 and 2003, current unearned premiums and loss accruals related to the Company’s reinsurance programs were included in Other Current Liabilities and long-term unearned premiums and loss accruals were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2004	2003

Unearned premiums — current portion	$12.6	$17.6
Unearned premiums — long-term portion	5.4	19.6

Total unearned premiums	$18.0	$37.2

Loss accruals — current portion	$6.4	$11.7
Loss accruals — long-term portion	.6	.3

Total loss accruals	$7.0	$12.0

      At December 31, 2004, surety bonds, letters of credit and cash deposits totaled $107.1 million, including $77.0 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letter of credit, and/ or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit.

5.	PROPERTY AND EQUIPMENT

      A summary of property and equipment at December 31 is as follows:

	2004	2003

Land	$711.1	$589.8
Buildings and improvements	1,133.3	1,043.0
Furniture, fixtures and equipment	407.2	371.0

	2,251.6	2,003.8
Less: accumulated depreciation and amortization	(415.3)	(337.4)

	$1,836.3	$1,666.4

      In 2003, the Company recognized a $17.6 million real estate impairment charge included in Other Losses (Gains) in the 2003 Consolidated Income Statement related to the write-down to fair value of two franchised underperforming new vehicle stores that currently operate in converted used vehicle megastores.

6.	INTANGIBLE ASSETS, NET

      Intangible assets, net, at December 31 consist of the following:

	2004	2003

Goodwill	$3,016.2	$2,994.8
Franchise rights — indefinite-lived	220.5	142.4
Other intangibles	11.6	11.1

	3,248.3	3,148.3
Less: accumulated amortization	(272.1)	(270.9)

	$2,976.2	$2,877.4

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INSURANCE

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

      At December 31, 2004 and 2003 current insurance accruals were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance accruals were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2004	2003

Insurance accruals — current portion	$29.3	$25.2
Insurance accruals — long-term portion	38.9	27.6

Total insurance accruals	$68.2	$52.8

8.	NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt at December 31 are as follows:

	2004	2003

9% senior unsecured notes, net of unamortized discount of $3.4 million and $4.1 million, respectively	$443.2	$445.9
Revolving credit facilities	—	—
Mortgage facilities	318.1	329.7
Other debt	51.3	48.8

	812.6	824.4
Less: current maturities	(14.9)	(15.9)

	$797.7	$808.5

      The Company has 9.0% senior unsecured notes due August 1, 2008 that were issued in August 2001 at a price of 98.731% of face value. During 2004, the Company repurchased $3.4 million (face value) of senior unsecured notes at an average price of 114.3% of face value or $3.9 million. The $.5 million premium for this repurchase was recognized as Other Interest Expense in the accompanying 2004 Consolidated Income Statement. As of February 18, 2005, the Company repurchased an additional $3.8 million (face value) of senior unsecured notes at a price of 113.5% of face value or $4.4 million. The $.6 million premium the Company paid for this repurchase will be recognized as Other Interest Expense in 2005. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.

      In November 2002, the Company obtained consents from the holders of the 9.0% senior unsecured notes due August 1, 2008 to amend the indenture governing such notes (the “Indenture”), and obtained consents from the lenders to amend its revolving credit facilities. The principal purpose of the amendments was to modify the restricted payments covenant under the Indenture and the revolving credit facilities to increase the Company’s share repurchase capacity by $400 million.

      The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowing capacity of up to $200.0 million at a LIBOR-based interest rate and was renewed in August 2004 for another 364-day term to August 2005. A five-year facility, which expires in August 2006, provides borrowing capacity of up to $300.0 million at a LIBOR-based interest

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of the Company’s stores, and are guaranteed by substantially all of its subsidiaries. There were no borrowings on these revolving credit facilities during 2004 and 2003. The Company has negotiated a letter of credit line as part of its multi-year revolving credit facility. The amount available to be borrowed under the $300.0 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit, which totaled $77.0 million at December 31, 2004.

      At December 31, 2004, the Company had an aggregate $318.1 million outstanding under mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have an aggregate capacity of $400.0 million. The facilities bear interest at a LIBOR-based interest rate (3.5% and 3.2% weighted average for 2004 and 2003, respectively) and are secured by mortgages on certain of the Company’s store properties.

      The Company’s revolving credit facilities, senior unsecured notes and the mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases), and make investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage, and maximum balance sheet leverage. Over the life of the $500 million revolving credit facility, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be further limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At December 31, 2004, the Company was in compliance with the requirements of all such financial covenants.

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

      During 2000, the Company entered into a sale-leaseback transaction involving its corporate headquarters facility that resulted in net proceeds of approximately $52.1 million. This transaction was accounted for as a financing, wherein the property remains on the books and continues to be depreciated. The Company has the option to renew the lease at the end of the ten-year lease term subject to certain conditions. The gain on this transaction has been deferred and will be recognized at the end of the lease term, including renewals. At December 31, 2004, the remaining obligation related to this transaction is included in Other Debt in the above table.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2004, aggregate maturities of notes payable and long-term debt, excluding vehicle floorplan payable, were as follows:

Year Ending December 31:
2005	$14.9
2006	48.1
2007	20.5
2008	540.6
2009	53.1
Thereafter	135.4

$812.6

9.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

      The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

      Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company and other defendants appealed the ruling to the Texas Supreme Court, which, on March 26, 2004, declined to review the class certification. The defendants then petitioned the Texas Supreme Court to reconsider its denial of review of the class certification and that petition was denied on September 10, 2004. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. The Company and other defendants appealed the ruling to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order, and remanded the case back to the federal district court for further proceedings. In February 2005, the Company and the plaintiffs in both the state and federal cases have agreed to settlement terms in the respective cases. The settlements are contingent upon court approval and the hearing on that approval has not yet been scheduled. The estimated expense of the settlements is not a material amount and includes our stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, the Company’s stores would continue to itemize and pass through to the customer the cost of the inventory tax. If the settlements are not approved, the Company would then vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these lawsuits. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact the Company’s ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or more of these matters could have a material adverse effect on its financial condition, results of operations and cash flows.

Lease Commitments

      The Company leases real property, equipment and software under various operating leases most of which have terms from one to twenty years.

      Expenses under real property, equipment and software leases were $62.8 million, $74.0 million and $72.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The leases require payment of real estate taxes, insurance and common area maintenance in addition to rent. Most of the leases contain renewal options and escalation clauses.

      Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2004 are as follows:

Year Ending December 31:
2005	$61.2
2006	54.0
2007	48.0
2008	43.7
2009	36.0
Thereafter	266.1

509.0
Less: sublease rentals	(15.0)

$494.0

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

      From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations during the remaining terms of these leases are approximately $60 million at December 31, 2004. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

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

      In October 2004 and October 2003, the Company’s Board of Directors extended the Company’s share repurchase program by authorizing the Company to acquire an additional $250.0 million and $500.0 million, respectively, of its common stock.

      A summary of yearly repurchase activity follows:

		Aggregate
		Purchase
Year Ended December 31:	Shares Repurchased	Price

2004	14.1	$236.8
2003	39.2	$575.2
2002	30.7	$389.9

      As of February 18, 2005, the Company repurchased an additional .2 million shares of common stock for an aggregate purchase price of $4.0 million, leaving $304.4 million available for share repurchases under the repurchase program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

      In 2004 and 2003, the Company’s Board of Directors authorized the retirement of 20 million and 50 million treasury shares, respectively, which assumed the status of authorized but unissued shares. This had the effect of reducing treasury stock and issued common stock, which includes treasury stock. The Company’s outstanding common stock, net of treasury stock, was not impacted by the treasury share retirements. The Company’s common stock, additional paid-in capital and treasury stock accounts have been adjusted accordingly. There was no impact to net shareholders’ equity.

      The Company has 5.0 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

      During 2004, 2003 and 2002, proceeds from the exercise of stock options were $94.2 million, $118.1 million and $78.7 million, respectively.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	STOCK OPTIONS

      The Company has various stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to or above the closing market price of the common stock on the trading day immediately prior to the date of grant. Generally, options granted will have a term of 10 years from the date of grant, and will vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date.

      A summary of stock option and warrant transactions is as follows for the years ended December 31:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	42.9	$13.71	53.5	$12.85	57.6	$12.72
Granted	2.8	$16.87	3.2	$16.49	6.0	$12.22
Exercised	(8.7)	$10.88	(10.9)	$10.82	(7.0)	$11.43
Canceled	(1.0)	$12.99	(2.9)	$11.71	(3.1)	$12.33

Options outstanding at end of year	36.0	$14.68	42.9	$13.71	53.5	$12.85

Options exercisable at end of year	28.5	$14.64	32.5	$14.14	36.8	$13.81
Options available for future grants	18.5		20.2		20.7

      The following table summarizes information about outstanding and exercisable stock options at December 31, 2004:

	Outstanding			Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise Price or		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Yrs.)	Price	Shares	Price

$ 3.78-$7.56	3.0	4.8	$6.82	3.0	$6.82
$ 7.57-$11.34	6.6	4.8	$10.53	5.4	$10.42
$11.35-$15.12	13.8	4.2	$12.97	11.9	$13.09
$15.13-$18.90	5.9	8.2	$16.81	1.5	$16.60
$18.91-$22.68	2.3	2.3	$20.17	2.3	$20.17
$22.69-$34.02	4.4	1.9	$25.83	4.4	$25.83

	36.0		$14.68	28.5	$14.64

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INCOME TAXES

      The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2004	2003	2002

Current:
Federal	$149.2	$125.5	$189.8
State	23.5	13.8	18.8
Federal and state deferred	63.3	92.2	24.6
Change in valuation allowance, net	.5	8.3	2.3
Adjustments and settlements, net	(26.3)	(149.2)	—

Provision for income taxes	$210.2	$90.6	$235.5

      A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate to the Company’s provision for income taxes from continuing operations for the years ended December 31 is as follows:

	2004	%	2003	%	2002	%

Provision for income taxes at statutory rate of 35%	$212.3	35.0	$212.0	35.0	$215.5	35.0
Non-deductible expenses	2.1	.3	1.6	.3	1.3	.2
State income taxes, net of federal benefit	21.6	3.6	18.5	3.0	18.3	3.0

	236.0	38.9	232.1	38.3	235.1	38.2
Change in valuation allowance, net	.5	.1	8.3	1.4	2.3	.4
Adjustments and settlements, net	(26.3)	(4.3)	(149.2)	(24.6)	—	—
Other, net	—	—	(.6)	(.1)	(1.9)	(.3)

Provision for income taxes	$210.2	34.7	$90.6	15.0	$235.5	38.3

      Deferred income tax asset and liability components at December 31 are as follows:

	2004	2003

Deferred income tax assets:
Inventory and receivable reserves	$(21.7)	$(25.0)
Warranty, chargeback and self-insurance liabilities	(37.6)	(42.0)
Other accrued liabilities	(34.1)	(41.0)
Loan and lease items	(2.5)	(20.6)
Other, net	(41.9)	(43.5)
Net operating losses — Federal & State	(19.2)	(22.2)

	(157.0)	(194.3)

Valuation allowances	15.6	17.0
Deferred income tax liabilities:
Long-lived assets (intangibles and property)	197.1	116.1
Inventory	9.2	11.2
Other, net	7.9	9.0

	214.2	136.3

Net deferred income tax (assets) liabilities	$72.8	$(41.0)

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2004 and 2003, net current deferred income tax assets of $83.8 million and $93.4 million, respectively, are classified as Other Current Assets in the accompanying Consolidated Balance Sheet.

      At December 31, 2004, the Company had available domestic federal and state net operating loss carry forwards of approximately $30.0 million ($19.2 million after-tax), which begin to expire in 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the purchase method of accounting.

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

      In 2003, the Company made a $366 million prepayment of the initial installment due March 2004, including interest. In 2004, the Company paid the remaining balance due related to the IRS settlement totaling $128.9 million, including accrued interest. The Company recorded interest expense on the IRS tax settlement payables totaling $4.8 million and $12.1 million for the years ended December 31, 2004 and 2003, respectively.

      During 2004 and 2003, the Company recorded net benefits to the provision for income taxes totaling $25.8 million and $140.9 million (which includes $127.5 million recognized as a result of an IRS settlement discussed above), respectively, primarily related to favorable tax adjustments and the resolution of various income tax matters. The Company also recognized a $52.2 million gain included in Discontinued Operations related to the settlement of various income tax matters. The Company substantially completed the federal income tax audit for the years 1997 through 2001 and a federal income tax audit for 2002 and 2003 was recently initiated by the IRS. The Company is routinely audited by the states in which it does business and remains under examination by various states for the tax years discussed above. The Company expects additional state and federal tax adjustments over the next eighteen months as it continues to work through various tax matters.

      As a matter of course, the Company is regularly audited by various taxing authorities. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. Included in Other Current Liabilities at December 31, 2004 and 2003 are $181.3 million and $307.3 million, respectively, provided by the Company for these matters.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EARNINGS PER SHARE

      The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

	2004	2003	2002

Weighted average shares outstanding used in calculating basic earnings per share	266.7	279.5	316.7
Effect of dilutive options and warrants	5.8	7.5	4.8

Weighted average common and common equivalent shares used in calculating diluted earnings per share	272.5	287.0	321.5

      As of December 31, 2004 the Company had employee stock options outstanding of 36.0 million of which 9.3 million have been excluded from the computation of diluted earnings per share since they are anti-dilutive. As of December 31, 2003 and 2002, outstanding employee stock options totaling 6.6 million and 18.8 million, respectively, have been excluded since they were anti-dilutive.

14.     DISCONTINUED OPERATIONS

      During 2004, 2003 and 2002, the Company had income (loss) from discontinued operations related to stores that were sold or for which the Company has entered into a definitive agreement to sell. Generally, the sale of a store is completed within 60 to 90 days after a definitive agreement is signed. The accompanying Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Also included in results from discontinued operations is a gain from an income tax adjustment related to items previously reported in discontinued operations. Selected income statement data for the Company’s discontinued operations is as follows:

	2004	2003	2002

Total revenue	$309.4	$397.6	$507.7

Pre-tax (loss) income from discontinued operations	$(10.1)	$(4.9)	$2.4
Pre-tax loss on disposal from discontinued operations	(7.5)	(9.9)	—

	(17.6)	(14.8)	2.4
Income tax (benefit) expense	(2.6)	(5.7)	.9

	(15.0)	(9.1)	1.5
Income tax adjustment (see Note 12)	52.2	—	—
Loss from discontinued operations, net income taxes, related to ANC Rental (see below)	—	(12.3)	—

Income (loss) from discontinued operations, net of income taxes	$37.2	$(21.4)	$1.5

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	December 31,	December 31,
	2004	2003

Inventory	$21.8	$70.1
Other current assets	3.5	11.3

Total current assets	25.3	81.4

Property and equipment, net	5.4	30.3
Goodwill	9.0	17.2
Other non-current assets	.5	.3

Total non-current assets	14.9	47.8

Total assets	$40.2	$129.2

Vehicle floorplan payable	$20.5	$68.1
Other current liabilities	4.0	5.1

Total liabilities	$24.5	$73.2

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

      Following the sale, and pursuant to the Settlement Agreement, the Company continued to guarantee $29.5 million, and committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. On June 30, 2004, the Company was released from its $29.5 million guarantee obligation, and on August 11, 2004, the Company was released from its remaining $10.5 million surety bond guarantee obligation. This triggered an obligation under the Settlement Agreement for the Company to pay $20 million (one-half of the permanent reduction of the surety bond guarantee obligation), to a trust established for the benefit of the unsecured creditors in the bankruptcy, which payment was made on September 10, 2004. The Company had previously incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) for this liability, included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statements during 2003.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	OTHER COMPREHENSIVE INCOME (LOSS)

      The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:

	2004			2003			2002

	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Unrealized gains (losses) on restricted investments, marketable securities, hedges and interest-only strips	$2.6	$(.9)	$1.7	$(12.0)	$4.6	$(7.4)	$10.3	$(3.8)	$6.5
Reclassification of realized losses (gains)	—	—	—	—	—	—	(6.0)	2.1	(3.9)

Other comprehensive income (loss)	$2.6	$(.9)	$1.7	$(12.0)	$4.6	$(7.4)	$4.3	$(1.7)	$2.6

      The accumulated other comprehensive loss in the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) of $1.5 million and $3.2 million at December 31, 2004 and 2003, respectively, consists primarily of unrealized losses on cash flow hedges. The accumulated other comprehensive gain of $4.2 million at December 31, 2002 includes unrealized gains on marketable securities and interest-only strips.

16.	ACQUISITIONS

      During 2004, 2003 and 2002, the Company acquired various automotive retail businesses. The Company paid approximately $194.6 million, $45.6 million and $158.4 million, respectively, in cash for these acquisitions. The Company also paid $3.3 million, $3.2 million and $8.1 million during 2004, 2003 and 2002, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. During 2004 and 2003, the Company acquired eight and thirteen automobile retail franchises and other related assets, respectively. At December 31, 2004 and 2003, the Company had accrued approximately $10.5 million and $6.8 million, respectively, of deferred purchase price due to former owners of acquired businesses, which is included in Other Current Liabilities.

      Purchase price allocations for 2004 are tentative and subject to final adjustment due to their closing date. Purchase price allocations for business combinations accounted for under the purchase method of accounting related to continuing operations for the years ended December 31 were as follows:

	2004	2003	2002

Property and equipment	$48.3	$11.6	$29.1
Goodwill	55.2	13.3	16.8
Working capital	12.8	(1.5)	14.5
Franchise rights — indefinite lived	78.1	22.7	97.4
Other intangibles subject to amortization	.4	—	.5
Debt assumed	—	—	—
Other assets (liabilities)	(.2)	(.5)	.1

	194.6	45.6	158.4
Cash paid in deferred purchase price	3.3	3.2	8.1

Cash used in business acquisitions, net of cash acquired	$197.9	$48.8	$166.5

      The Company anticipates that all of the goodwill recorded in 2004 and 2003 will be deductible for federal income tax purposes.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s unaudited pro forma consolidated results of continuing operations assuming 2004 and 2003 acquisitions had occurred at January 1, 2003 are as follows for the years ended December 31:

	2004	2003

Revenue	$19,593.6	$19,211.8
Net income	$437.4	$492.2
Diluted earnings per share	$1.61	$1.71

      The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

17.	RELATED PARTY TRANSACTIONS

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

      In connection with the Company’s spin-off of ANC Rental in June 2000, the Company entered into certain agreements and arrangements with ANC Rental. J.P. Bryan, a Company Director, and H. Wayne Huizenga, a former Company Director, were directors of ANC Rental from July 2000 until October 2003. ANC Rental agreed to buy automotive parts from the Company following the spin-off, and paid the Company approximately $3.0 million and $5.2 million, respectively, for parts purchases made during 2003 and 2002. See further information in Note 14, Discontinued Operations.

18.	CASH FLOW INFORMATION

      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.

      The Company made interest payments of approximately $152.4 million, $132.4 million, and $125.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, including interest on vehicle inventory financing. The Company made income tax payments of approximately $253.4 million, $471.5 million and $193.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The tax payments for 2004 and 2003 include prepayments of the IRS settlement totaling $128.9 million and $366 million, respectively, as further discussed in Note 12, Income Taxes, of Notes to Consolidated Financial Statements.

      During 2004, the Company reclassified certain amounts in the 2003 and 2002 Consolidated Statements of Cash Flows from investing activities to operating activities, including certain items related to its former loan underwriting business, as a result of recent guidance given by the Securities and Exchange Commission. In December 2001, the Company decided to exit the business of underwriting retail automobile loans for customers at its stores, which it determined was not a part of its core automotive retail business. In July 2003, the Company sold all of its finance receivables portfolio for proceeds totaling $52.4 million, resulting in no gain or loss on the transaction. Collections of installment loans receivable and other items related to the wind-down of this business totaled $27.0 million and $86.7 million for the years ended December 31, 2003 and 2002, respectively.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, trade and manufacturer receivables, other current assets, vehicle floorplan payable, accounts payable, other current liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

•	Fixed rate debt: The fair value of fixed rate debt is based on borrowing rates currently available to the Company for debt with similar terms and maturities. At December 31, 2004 and 2003, the carrying amounts of the Company’s fixed rate debt primarily consisting of amounts outstanding under the Company’s senior unsecured notes, totaled $494.5 million and $494.7 million, respectively, with a fair value of $561.5 million and $557.1 million, respectively.

20.	BUSINESS AND CREDIT CONCENTRATIONS

      The Company owns and operates franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. At December 31, 2004 and 2003, the Company had receivables from manufacturers or distributors of $178.6 million and $173.6 million, respectively.

      The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles.

      Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which the Company’s products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2004, the Company does not consider itself to have any significant non-manufacturer concentrations of credit risk.

21.	QUARTERLY INFORMATION (UNAUDITED)

      The Company’s operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter weather conditions. Accordingly, the Company expects revenue and operating results generally to be lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events, and by other factors unrelated to season, such as changing economic conditions and automotive manufacturer incentive programs.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2004 and 2003:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2004	$4,630.3	$4,915.8	$5,041.0	$4,837.6
	2003	$4,299.9	$4,888.9	$5,078.4	$4,444.2
Operating income(2)	2004	$182.5	$195.2	$195.8	$193.4
	2003	$170.2	$206.6	$207.0	$142.6
Income from continuing operations(3)	2004	$88.6	$96.0	$95.7	$116.1
	2003	$212.4	$106.6	$109.4	$86.8
Net income(3)	2004	$87.3	$92.1	$92.4	$161.8
	2003	$185.0	$106.3	$108.8	$79.1
Basic earnings per share from continuing operations(1)	2004	$.33	$.36	$.36	$.44
	2003	$.73	$.38	$.40	$.32
Diluted earnings per share from continuing operations(1)	2004	$.32	$.35	$.35	$.43
	2003	$.72	$.37	$.38	$.31

(1)	Quarterly basic and diluted earnings per share from continuing operations may not equal total earnings per share for the year as reported in the Consolidated Income Statements due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.

(2)	Fourth quarter 2003 operating income was impacted by a $17.6 million real estate impairment charge related to two underperforming new vehicle stores.

(3)	Fourth quarter 2003 income from continuing operations and net income were impacted by an after-tax $10.9 million real estate impairment charge related to two underperforming new vehicle stores, a $10.3 million benefit from income tax adjustments, and an after-tax $6.2 million gain on the sale of the Company’s remaining investment in LKQ Corporation.

(4)	Fourth quarter 2004 income from continuing operations and net income were impacted by a $24.6 million benefit from income tax adjustments.

     The following table sets forth, for the periods indicated, the high and low prices per share of the Company’s Common Stock as reported by the New York Stock Exchange:

	High	Low

2004
Fourth Quarter	$19.33	$16.24
Third Quarter	$17.22	$15.15
Second Quarter	$17.69	$15.01
First Quarter	$18.37	$16.06

2003
Fourth Quarter	$19.00	$17.17
Third Quarter	$19.19	$15.36
Second Quarter	$16.45	$12.63
First Quarter	$13.91	$11.61

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

Item 9A.     CONTROLS AND PROCEDURES

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

      We continue to centralize certain key store-level accounting and administrative activities in certain of our operating regions, which we expect will streamline our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.     OTHER INFORMATION

      None.

PART III

       The information required by Item 10 (other than the information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Part I of this Annual Report on Form 10-K), Item 11, Item 12 (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth below), Item 13 and Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides certain information, as of December 31, 2004, relating to the equity compensation plans under which options to acquire our common stock may be granted from time to time.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	35,955,748	$14.68	18,483,593
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total*	35,955,748	$14.68	18,483,593

*	Does not include options to purchase an aggregate of 24,432 shares, at a weighted-average exercise price of $4.42, granted under plans assumed in connection with acquisition transactions. We have not made, and will not make in the future, any grants of options under these plans assumed in connection with acquisition transactions.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements of the Company are set forth in Part II, Item 8.

(2)	Exhibits — See Exhibit Index included elsewhere in this document.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

AutoNation, Inc.

By:	/s/MICHAEL J. JACKSON

Michael J. Jackson
Chairman of the Board and
Chief Executive Officer

February 23, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. JACKSON Michael J. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2005

/s/ CRAIG T. MONAGHAN Craig T. Monaghan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2005

/s/ J. ALEXANDER MCALLISTER J. Alexander McAllister	Vice President — Corporate Controller (Principal Accounting Officer)	February 23, 2005

/s/ ROBERT J. BROWN Robert J. Brown	Director	February 23, 2005

/s/ J.P. BRYAN J.P. Bryan	Director	February 23, 2005

/s/ RICK L. BURDICK Rick L. Burdick	Director	February 23, 2005

/s/ WILLIAM C. CROWLEY William C. Crowley	Director	February 23, 2005

/s/ ALAN S. DAWES Alan S. Dawes	Director	February 23, 2005

Signature	Title	Date

/s/ EDWARD S. LAMPERT Edward S. Lampert	Director	February 23, 2005

/s/ IRENE B. ROSENFELD Irene B. Rosenfeld	Director	February 23, 2005

EXHIBIT INDEX

Exhibits	Description of Exhibits

2.1	Separation and Distribution Agreement dated June 30, 1998, between Republic Industries, Inc. (now known as AutoNation, Inc.) and Republic Services, Inc. (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.2	Amended and Restated Bylaws of AutoNation, Inc. (incorporated by reference to Exhibit 3.2 to AutoNation’s Current Report on Form 8-K dated December 8, 2000).
4.1	Indenture, dated as of August 10, 2001 (the “Indenture”), relating to the issuance of $450.0 million aggregate principal amount of senior unsecured notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (SEC 333-71098) filed on October 5, 2001).
4.2	Supplemental Indenture, dated as of April 30, 2003, amending the Indenture to include newly formed or acquired subsidiaries as guarantors thereunder (incorporated by reference to Exhibit 4.2 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.3	Supplemental Indenture, dated as of November 8, 2002 amending the Indenture to increase by $400.0 million the Company’s capacity to make restricted payments under the terms of the Indenture, including payments for the repurchase of its common stock (incorporated by reference to Exhibit 4.2 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.4	AutoNation is a party to certain long-term debt agreements where the amount involved does not exceed 10% of AutoNation’s total assets. AutoNation agrees to furnish a copy of any such agreements to the Commission upon request.
10.1	AutoNation, Inc. 1991 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.2	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.2 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.3	AutoNation Enterprises Incorporated Amended and Restated 1995 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.3 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.4	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.5	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.4 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.6	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.5 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.7	AutoNation, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit A to AutoNation’s Proxy Statement on Schedule 14A filed with the Commission on April 12, 2002).

Exhibits	Description of Exhibits

10.8	Employment Agreement dated December 30, 2004, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 3, 2005).
10.9	Letter Agreement dated March 26, 1999 between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 of AutoNation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.10	Employment Agreement dated May 14, 2003, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.11	Letter Agreement dated April 18, 2000 between AutoNation, Inc. and Craig T. Monaghan, Chief Financial Officer (incorporated by reference to Exhibit 10.6 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.12*	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock option plans.
10.13	Settlement and Release Agreement dated April 15, 2003 with ANC Rental Corporation and the Unsecured Creditors’ Committee appointed in connection with ANC’s bankruptcy (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 16, 2003).
10.14	Tax Indemnification and Allocation Agreement dated June 30, 1998 between Republic Industries, Inc. (now known as AutoNation, Inc.) and Republic Services, Inc. (incorporated by reference to Exhibit 10.4 to Republic Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of KPMG LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer

*	Filed herewith

** Furnished herewith

      Exhibits 10.1 through 10.12 are management contracts or compensatory plans, contracts or arrangements.