Form 10-Q
period 2005-03-31
AUTONATION INC /FL
filed 2005-04-29
CIK 350698

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     On April 25, 2005 the registrant had 262,684,188 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28.7	$107.5
Receivables, net	711.8	770.7
Inventory	2,856.5	2,623.5
Other current assets	154.3	201.5

Total Current Assets	3,751.3	3,703.2

PROPERTY AND EQUIPMENT, NET	1,819.0	1,820.3
INTANGIBLE ASSETS, NET	2,967.8	2,966.9
OTHER ASSETS	202.9	208.5

Total Assets	$8,741.0	$8,698.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable	$2,655.7	$2,501.1
Accounts payable	182.0	179.9
Notes payable and current maturities of long-term debt	14.3	14.9
Other current liabilities	650.2	715.1

Total Current Liabilities	3,502.2	3,411.0

LONG-TERM DEBT, NET OF CURRENT MATURITIES	672.1	797.7
DEFERRED INCOME TAXES	175.0	156.8
OTHER LIABILITIES	69.3	70.3
COMMITMENTS AND CONTINGENCIES (NOTE12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 273,562,137 shares issued for both periods, including shares held in treasury	2.7	2.7
Additional paid-in capital	2,230.0	2,240.0
Retained earnings	2,273.0	2,176.0
Accumulated other comprehensive income (loss)	1.2	(1.5)
Treasury stock, at cost; 10,826,015 and 9,300,007 shares held, respectively	(184.5)	(154.1)

Total Shareholders’ Equity	4,322.4	4,263.1

Total Liabilities and Shareholders’ Equity.	$8,741.0	$8,698.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED INCOME STATEMENTS
(In millions, except share data)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Revenue:
New vehicle	$2,705.8	$2,740.3
Used vehicle	1,091.6	1,075.3
Parts and service	653.9	618.4
Finance and insurance, net	147.9	148.3
Other	21.1	23.6

TOTAL REVENUE	4,620.3	4,605.9

Cost of Sales:
New vehicle	2,507.2	2,543.1
Used vehicle	976.2	970.0
Parts and service	370.8	347.9
Other	9.1	9.7

TOTAL COST OF SALES	3,863.3	3,870.7

Gross Profit:
New vehicle	198.6	197.2
Used vehicle	115.4	105.3
Parts and service	283.1	270.5
Finance and insurance	147.9	148.3
Other	12.0	13.9

TOTAL GROSS PROFIT	757.0	735.2

Selling, general and administrative expenses	537.2	532.4
Depreciation and amortization	20.5	18.7
Other losses, net	.1	1.8

OPERATING INCOME	199.2	182.3

Floorplan interest expense	(25.8)	(16.9)
Other interest expense	(17.6)	(19.3)
Other interest expense – senior note repurchases	(14.4)	—
Interest income	1.5	.7
Other expense, net	(1.0)	(.5)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	141.9	146.3
PROVISION FOR INCOME TAXES	53.6	57.8

NET INCOME FROM CONTINUING OPERATIONS	88.3	88.5

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	8.7	(1.2)

NET INCOME	$97.0	$87.3

BASIC EARNINGS PER SHARE:
Continuing operations	$.33	$.33
Discontinued operations	$.03	—
Net income	$.37	$.32

Weighted average common shares outstanding	264.5	269.3

DILUTED EARNINGS PER SHARE:
Continuing operations	$.33	$.32
Discontinued operations	$.03	—
Net income	$.36	$.32

Weighted average common shares outstanding	270.3	275.7

Common shares outstanding, net of treasury stock	262.7	267.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid-in	Retained	hensive	Treasury
	Shares	Amount	Capital	Earnings	(Loss) Gain	Stock	Total
BALANCE AT DECEMBER 31, 2004	273,562,137	$2.7	$2,240.0	$2,176.0	$(1.5)	$(154.1)	$4,263.1
Purchases of treasury stock	—	—	—	—	—	(70.9)	(70.9)
Exercise of stock options	—	—	(10.0)	—	—	40.5	30.5
Other comprehensive income (loss)	—	—	—	—	2.7	—	2.7

Net income	—	—	—	97.0	—	—	97.0

BALANCE AT MARCH 31, 2005	273,562,137	$2.7	$2,230.0	$2,273.0	$1.2	$(184.5)	$4,322.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$97.0	87.3
Adjustments to reconcile net income to net cash provided by operating activities:
Gain/(Loss) from discontinued operations	(8.7)	1.2
Depreciation and amortization	20.5	18.7
Amortization of debt issuance costs and discounts	1.8	1.7
Premium on bond repurchases	10.8	—
Income taxes	38.5	7.1
Other	.1	1.8
Changes in assets and liabilities, net of effects from business combinations:
Receivables	25.6	35.0
Inventory	(248.8)	(211.3)
Other assets	38.3	(0.1)
Vehicle floorplan payable	177.0	144.6
Accounts payable	2.1	(2.2)
Other liabilities	(46.2)	8.4

	108.0	92.2

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buyouts	(20.5)	(21.4)
Property operating lease buyouts	—	(77.7)
Proceeds from sale of property and equipment	3.1	.5
Cash used in business acquisitions, net of cash acquired	(2.1)	(87.9)
Cash received from business divestitures, net of cash relinquished	13.6	—
Other	4.2	4.3

	(1.7)	(182.2)

CASH USED IN FINANCING ACTIVITIES:
Purchases of treasury stock	(70.9)	(58.1)
Payment of mortgage facilities	(31.3)	(3.0)
Payments of notes payable and long-term debt	—	(.6)
Proceeds from the exercises of stock options	23.0	12.7
Repurchase of senior unsecured notes	(106.0)	—

	(185.2)	(49.0)

CASH USED IN CONTINUING OPERATIONS	(78.9)	(139.0)

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	.1	(.2)

DECREASE IN CASH AND CASH EQUIVALENTS	(78.8)	(139.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107.5	173.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28.7	$34.5

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)

1. Interim Financial Statements

     The accompanying Unaudited Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries (the “Company”); all significant intercompany accounts and transactions have been eliminated. The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. These Unaudited Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations of the Company for the periods presented.

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

     The effect of the adjustments was to reduce both revenue and cost of sales for new vehicles by $21 million for the three months ended March 31, 2004 and for used vehicles by $50 million for the same period. These revisions do not have a material impact on the amounts for any period or respective trends.

2. Stock Options

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all outstanding options, and based on their vesting

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

schedules, the Company’s pro forma net income and pro forma earnings per share are as follows for the three months ended March 31:

	2005	2004
Net income, as reported	$97.0	$87.3
Pro forma stock-based employee compensation cost, net of taxes	(3.1)	(4.7)

Pro forma net income	$93.9	$82.6

Basic earnings per share, as reported	$.37	$.32
Pro forma stock-based employee compensation cost	$(.01)	$(.02)
Pro forma basic earnings per share	$.36	$.31

Diluted earnings per share, as reported	$.36	$.32
Pro forma stock-based employee compensation cost	$(.01)	$(.02)
Pro forma diluted earnings per share	$.35	$.30

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005. The Company is evaluating the requirements of SFAS 123R and SAB 107. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 above.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. Receivables, Net

     The components of receivables, net of allowance for doubtful accounts, are as follows:

	MARCH 31,	DECEMBER 31,
	2005	2004
Trade receivables	$100.9	$100.3
Manufacturer receivables	162.2	177.7
Other	80.4	81.0

	343.5	359.0
Less: Allowances	(6.7)	(7.0)

	336.8	352.0
Contracts-in-transit and vehicle receivables	359.0	375.6
Income taxes refundable	16.0	43.1

Receivables, net	$711.8	$770.7

     Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.

4. Inventory and Vehicle Floorplan Payable

     The components of inventory are as follows:

	MARCH 31,	DECEMBER 31,
	2005	2004
New vehicles	$2,364.9	$2,181.8
Used vehicles	344.0	294.8
Parts, accessories and other	147.6	146.9

	$2,856.5	$2,623.5

     At March 31, 2005 and December 31, 2004, vehicle floorplan payable totaled $2.7 billion and $2.5 billion, respectively. Vehicle floorplan payable reflect amounts payable to finance the purchase of specific vehicle inventories at LIBOR-based rates of interest, primarily with manufacturers’ captive finance subsidiaries. Floorplan facilities are used to finance primarily new vehicle inventories and the amounts outstanding thereunder are generally due within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables and contain certain financial and operational covenants. At March 31, 2005, the Company was in compliance with such covenants in all material respects. At March 31, 2005, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.9 billion, of which $2.7 billion was outstanding.

5. Intangible Assets

     Intangible assets, net, consist of the following:

	MARCH 31,	DECEMBER 31,
	2005	2004
Goodwill	$3,007.7	$3,006.9
Franchise rights – indefinite-lived	221.0	220.5
Other intangibles	11.6	11.6

	3,240.3	3,239.0
Less: accumulated amortization	(272.5)	(272.1)

	$2,967.8	$2,966.9

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

6. Notes Payable and Long-Term Debt

     Notes payable and long-term debt consist of the following:

	MARCH 31,	DECEMBER 31,
	2005	2004
9.0% senior unsecured notes, net of unamortized discount of $2.5 million and $3.4 million, respectively	$348.9	$443.2
Revolving credit facilities	—	—
Mortgage facilities	286.8	318.1
Other debt	50.7	51.3

	686.4	812.6
Less: current maturities	(14.3)	(14.9)

Long-term debt, net of current maturities	$672.1	$797.7

     The Company has 9.0% senior unsecured notes outstanding due August 1, 2008. During the three months ended March 31, 2005, the Company repurchased $95.2 million (face value) of senior unsecured notes at an average price of 111.3% of face value or $106.0 million. The $10.8 million premium paid plus related deferred costs of $3.6 million were recognized as Other Interest Expense in the accompanying 2005 Unaudited Consolidated Income Statement. Through March 31, 2005, cumulative repurchases of senior unsecured notes, which began during the fourth quarter of 2004, totaled $98.6 million (face value). Repurchases of senior unsecured notes are subject to limitations contained in the credit agreements relating to the Company’s two revolving credit facilities. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.

     The Company has two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowings up to $200.0 million at a LIBOR-based interest rate and expires in August 2005. A five-year facility, which expires in August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries of the Company, which directly or indirectly own substantially all of the Company’s stores, and are guaranteed by substantially all of its subsidiaries. There were no borrowings on these revolving credit facilities during 2005 and 2004. The Company has negotiated a letter of credit line as part of its multi-year revolving credit facility. The amount available to be borrowed under the $300.0 million multi-year credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit, which totaled $79.5 million at March 31, 2005.

     During the three months ended March 31, 2005, the Company repaid $31.3 million of the outstanding balance under mortgage facilities, which includes a prepayment totaling $28.3 million. At March 31, 2005, the Company had $286.8 million outstanding under mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have a remaining commitment of $48.1 million available until June 25, 2005. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of the Company’s store properties.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company’s revolving credit facilities, senior unsecured notes and mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness or repay existing indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and share repurchases) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. The revolving credit facilities also require the Company to meet certain financial ratios and tests, including financial covenants requiring the maintenance of consolidated maximum cash flow leverage, minimum interest coverage and maximum balance sheet coverage. Over the life of the $500 million revolving credit facilities, certain of the financial covenants become more restrictive as prescribed by a predetermined schedule. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage ratio and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facilities or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facilities, the indenture for the Company’s senior unsecured notes and the mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At March 31, 2005, the Company was in compliance with the requirements of all such financial covenants.

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

7. Shareholders’ Equity

     During the three months ended March 31, 2005, the Company repurchased 3.7 million shares of its common stock in the open market for an aggregate purchase price of $70.9 million. Through April 25, 2005, the Company repurchased an additional .1 million shares of its common stock for an aggregate purchase price of $1.3 million, leaving approximately $236.2 million available for share repurchases under the current program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

     During the three months ended March 31, 2005 and 2004, proceeds from the exercise of stock options were $23.0 million and $12.7 million, respectively.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8. Income Taxes

     Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.

     During the three months ended March 31, 2005, the Company recorded net income tax benefits in the provision for income taxes totaling $1.4 million primarily related to the resolution of various income tax matters. During the three months ended March 31, 2004, income taxes were negatively impacted by $1.2 million in adjustments for other tax matters. The Company also recognized an $11.7 million gain included in Discontinued Operations for the three months ended March 31, 2005 related to the resolution of various income tax matters.

     The Company substantially completed the federal income tax audit for the years 1997 through 2001 and a federal income tax audit for 2002 and 2003 was recently initiated by the IRS. The Company is routinely audited by the states in which it does business and remains under examination by various states for the tax years discussed above. The Company expects additional state and federal tax adjustments over the next eighteen months as it continues to work through various tax matters. The Company believes that its tax positions comply with applicable tax law, and that it has adequately provided for these matters. Included in Other Current Liabilities at March 31, 2005 and December 31, 2004, are $168.2 million and $181.3 million, respectively, provided by the Company for these matters.

9. Earnings Per Share

     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are based on the combined weighted-average number of common shares and common share equivalents outstanding, which includes, where appropriate, the assumed exercise of dilutive options.

     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2005	2004
Weighted-average common shares outstanding used to calculate basic earnings per share	264.5	269.3
Effect of dilutive options	5.8	6.4

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	270.3	275.7

     At March 31, 2005 and 2004, the Company had approximately 33.6 million and 41.6 million stock options outstanding, respectively, of which 6.8 million and 9.6 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

10. Comprehensive Income

     Comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income	$97.0	$87.3
Other comprehensive gain (loss)	2.7	(3.6)

Comprehensive income	$99.7	$83.7

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     The Company has a series of interest rate hedge instruments, consisting of a combination of swaps, and cap and floor options (collars) with a notional value of $800.0 million at March 31, 2005. The hedge instruments are designed to convert certain floating rate vehicle floorplan payable and portions of the Company’s mortgage facilities to fixed rate debt. The Company has $200.0 million in swaps, which started in 2004 and effectively lock in a LIBOR-based rate of 3.0%, and $600 million in collars that cap floating rates to a maximum LIBOR-based rate no greater than 2.4%. The majority of the Company’s hedges mature between February 2006 and July 2006. For the three months ended March 31, 2005 and 2004, net unrealized gains (losses) related to hedges included in other comprehensive gain (loss) were $1.4 million and ($7.0) million, respectively. For the three months ended March 31, 2005 and 2004, the income statement impact from interest rate hedges was an additional expense of $.8 million and $.5 million, respectively. As of March 31, 2005, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

11. Acquisitions

     The Company acquired one automotive retail franchise and other related assets during the three months ended March 31, 2005 and three automotive retail franchises and other related assets during the three months ended March 31, 2004. During the three months ended March 31, 2005 and 2004, the Company paid $.5 million for indefinite-lived franchise rights and $84.8 million, respectively, in cash for acquisitions. During the three months ended March 31, 2005 and 2004, the Company also paid $1.6 million and $3.1 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.

     Purchase price allocations for business combinations for the three months ended March 31, 2004 were as follows:

Property and equipment	$17.1
Goodwill	22.6
Franchise rights — indefinite-lived	41.4
Other intangibles subject to amortization	.2
Working capital	3.5

84.8
Cash paid in deferred purchase price	3.1

Cash used in acquisitions, net of cash acquired	$87.9

     The Company’s unaudited pro forma consolidated results of continuing operations, assuming acquisitions had occurred at January 1, 2004, are as follows for the three months ended March 31:

	2005	2004
Revenue	$4,620.3	$4,693.2
Net income	$88.3	90.7
Diluted earnings per share	$.33	.33

     The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

12. Commitments and Contingencies

Legal Proceedings

     The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

     Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company and other defendants appealed the ruling to the Texas Supreme Court, which, on March 26, 2004, declined to review the class certification. The defendants then petitioned the Texas Supreme Court to reconsider its denial of review of the class certification and that petition was denied on September 10, 2004. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. The Company and other defendants appealed the ruling to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order, and remanded the case back to the federal district court for further proceedings. In February 2005, the Company and the plaintiffs in both the state and federal cases agreed to settlement terms in the respective cases. The settlements are contingent upon court approval and the hearing on that approval has not yet been scheduled. The estimated expense of the proposed settlements is not a material amount and includes the Company’s stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, the Company’s stores would continue to itemize and pass through to the customer the cost of the inventory tax. If the settlements are not approved, the Company would then vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these lawsuits. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact the Company’s ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

Other Matters

     The Company, acting through its subsidiaries, is the lessee under many real-estate leases that provide for the use by the Company’s subsidiaries of their respective store premises. Pursuant to these leases, the Company’s subsidiaries

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

generally agree to indemnify the lessor and other related parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, the Company enters into agreements with third parties in connection with the sale of assets or businesses in which it agrees to indemnify the purchaser or related parties from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, the Company enters into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.

     From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the store purchaser the subsidiaries’ interest in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform any material obligations under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of such assigned leases or subleases are currently approximately $70 million at March 31, 2005. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s financial condition and cash flows.

     As further discussed in Note 6, Notes Payable and Long-Term Debt, in the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance.

     In the ordinary course of business, the Company is subject to numerous state and federal laws and regulations, including automotive, environmental, health and safety and other laws and regulations. The Company does not anticipate that the costs of such compliance will have a material adverse effect on its business, consolidated results of operations, cash flows or financial condition, although such outcome is possible given the nature of the Company’s operations and the extensive legal and regulatory framework applicable to its business. The Company does not have any material known environmental commitments or contingencies.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13. Discontinued Operations

     Losses from discontinued operations are related to stores that were sold or for which the Company has entered into a definitive agreement to sell. Generally, the sale of a store is completed within 60 to 90 days after a definitive agreement is signed. The accompanying Unaudited Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Also included in results from discontinued operations is a gain from an income tax adjustment related to items previously reported in discontinued operations. Selected income statement data for the Company’s discontinued operations is as follows:

	Three months ended
	March 31,
	2005	2004
Total revenue	$28.4	$119.7

Pre-tax loss from discontinued operations	$(2.8)	$(2.0)
Pre-tax gain on disposal from discontinued operations	.9	—

	(1.9)	(2.0)

Income tax expense (benefit)	1.1	(.8)

	(3.0)	(1.2)

Income tax adjustment (see Note 8)	11.7	—

Income (loss) from discontinued operations, net of income taxes	$8.7	$(1.2)

     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	March 31,	December 31,
	2005	2004
Inventory	$13.0	$38.8
Other current assets	3.1	5.5

Total current assets	16.1	44.3

Property and equipment, net	9.9	21.5
Goodwill	11.3	18.4
Other assets	.4	.5

Total non-current assets	21.6	40.4

Total assets	$37.7	$84.7

Vehicle floorplan payable	$12.0	$36.7
Other current liabilities	1.4	5.5

Total liabilities	$13.4	$42.2

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

     The effect of the adjustments was to reduce both revenue and cost of sales for new vehicles by $21 million for the three months ended March 31, 2004 and for used vehicles by $50 million for the same period, respectively. Accordingly, our revenue-based performance metrics, such as revenue per vehicle, gross profit as a percent of revenue, and selling, general, and administrative expense as a percent of revenue, also have been revised. These revisions do not have a material impact on the amounts for any period or respective trends.

OVERVIEW

     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2005, we owned and operated 352 new vehicle franchises primarily located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.

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

     The automotive retailing industry historically has been subject to substantial cyclical variation characterized by periods of oversupply of new vehicles and weak consumer demand although the impact on retailers has been mitigated in recent years by historically low interest rates (which have recently been increasing and are expected to continue increasing) and high manufacturer incentives. We believe that many factors affect industry-wide sales of new vehicles and retailers’ gross profit margins, including consumer confidence in the economy, the level of manufacturers’ excess production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring and the length of consumer loans on existing vehicles.

     For the three months ended March 31, 2005 and 2004, we had net income from continuing operations of $88.3 million and $88.5 million, respectively, and diluted earnings per share of $.33 and $.32, respectively. The Company’s results were positively impacted by strong revenue growth in parts and service, gross margin increases in new and used vehicles and continued leverage of the Company’s cost structure. The results for the three months ended March 31, 2005 includes $8.7 million or $.03 per share after-tax ($14.4 million pre-tax) of premium and deferred costs recognized as Other Interest Expense related to the repurchase of $95.2 million (face value) of our 9% senior unsecured notes. Additionally, the results for the three months ended March 31, 2005 were impacted by higher floorplan interest expense primarily resulting from higher interest rates. The net inventory carrying benefit (floorplan interest expense net of floorplan assistance recognized from manufacturers) for the three months ended March 31, 2005 was $1.6 million, a decrease of $7.9 million compared to the same period in 2004. We expect to have similar negative trends for the remainder of 2005.

     During the three months ended March 31, 2005, we had income from discontinued operations totaling $8.7 million, net of income taxes. We recognized an $11.7 million gain included in discontinued operations primarily related to the resolution of various income tax matters. We also recognized a loss totaling $3.0 million, net of income taxes, related to stores that were sold or for which we have entered into a definitive agreement to sell. Certain amounts reflected in the accompanying Unaudited Consolidated Financial Statements for the three months ended March 31, 2005 have been adjusted to classify the results of the stores described above as discontinued operations.

     During the three months ended March 31, 2005, we acquired 3.7 million shares of our common stock in the open market for an aggregate purchase price of $70.9 million. Our revolving credit facilities and the indenture for our senior notes contain restrictions on our ability to make share repurchases. See further discussion under the heading “Financial Condition.” During the three months ended March 31, 2005, 2.2 million shares of our common stock were issued upon the exercise of stock options resulting in proceeds of $23.0 million.

Reported Operating Data

     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended March 31,
			Variance
			Favorable/
($ in millions, except per vehicle data)	2005	2004	(Unfavorable)	% Variance
Revenue:
New vehicle	$2,705.8	$2,740.3	$(34.5)	(1.3)
Used vehicle	1,091.6	1,075.3	16.3	1.5
Parts and service	653.9	618.4	35.5	5.7
Finance and insurance, net	147.9	148.3	(.4)	(.3)
Other	21.1	23.6	(2.5)

Total revenue	$4,620.3	$4,605.9	$14.4	.3

Gross profit:
New vehicle	$198.6	$197.2	$1.4	.7
Used vehicle	115.4	105.3	10.1	9.6
Parts and service	283.1	270.5	12.6	4.7
Finance and insurance	147.9	148.3	(.4)	(.3)
Other	12.0	13.9	(1.9)

Total gross profit	757.0	735.2	21.8	3.0

Selling, general and administrative expenses	537.2	532.4	(4.8)	(.9)
Depreciation and amortization	20.5	18.7	(1.8)
Other losses, net	.1	1.8	1.7

Operating income	199.2	182.3	16.9	9.3

Floorplan interest expense	(25.8)	(16.9)	(8.9)
Other interest expense	(17.6)	(19.3)	1.7
Other interest expense – senior note repurchases	(14.4)	—	(14.4)
Interest income	1.5	.7	.8

Other expense, net	(1.0)	(.5)	(.5)

Income from continuing operations before income taxes	$141.9	$146.3	$(4.4)	(3.0)

Retail vehicle unit sales:
New vehicle	92,342	95,572	(3,230)	(3.4)
Used vehicle	60,300	61,673	(1,373)	(2.2)

	152,642	157,245	(4,603)	(2.9)

Revenue per vehicle retailed:
New vehicle	$29,302	$28,673	$629	2.2
Used vehicle	$14,934	$14,408	$526	3.7

Gross profit per vehicle retailed:
New vehicle	$2,151	$2,063	$88	4.3
Used vehicle	$1,861	$1,696	$165	9.7
Finance and insurance	$969	$943	$26	2.8

	Three Months Ended March 31,
	% 2005	% 2004
Revenue mix percentages:
New vehicle	58.6	59.5
Used vehicle	23.6	23.3
Parts and service	14.2	13.4
Finance and insurance, net	3.2	3.2
Other	0.4	0.6

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	26.2	26.8
Used vehicle	15.2	14.3
Parts and service	37.4	36.8
Finance and insurance, net	19.5	20.2
Other	1.7	1.9

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	7.2
Used vehicle	12.5	11.8
Parts and service	43.3	43.7
Total	16.4	16.0
Selling, general and administrative expenses	11.6	11.6
Operating income	4.3	4.0

Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.0	72.4
Operating income	26.3	24.8

	March 31,
	2005	2004
Days supply:
New vehicle (industry standard of selling days, including fleet)	60 days	67 days

Used vehicle (trailing 30 days)	39 days	38 days

     The following table details net inventory carrying costs consisting of floorplan assistance earned, a component of new vehicle gross profit, and floorplan interest expense.

	Three Months Ended March 31,
	2005	2004	Variance
Floorplan assistance	$27.4	$26.4	$1.0
Floorplan interest expense	(25.8)	(16.9)	(8.9)

Net inventory carrying benefit	$1.6	$9.5	$(7.9)

Same Store Operating Data

     We have presented below our operating results on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

	Three Months Ended March 31,
			Variance
			Favorable/
($ in millions, except per vehicle data)	2005	2004	(Unfavorable)	% Variance
Revenue:
New vehicle	$2,644.5	$2,736.9	$(92.4)	(3.4)
Used vehicle	1,065.6	1,073.3	(7.7)	(0.7)
Parts and service	642.2	617.4	24.8	4.0
Finance and insurance, net	145.8	148.7	(2.9)	(2.0)
Other	8.3	8.7	(0.4)	(4.6)

Total revenue	$4,506.4	$4,585.0	$(78.6)	(1.7)

Gross profit:
New vehicle	$193.8	$197.2	$(3.4)	(1.7)
Used vehicle	113.2	105.2	8.0	7.6
Parts and service	277.4	270.0	7.4	2.7
Finance and insurance	145.8	148.7	(2.9)	(2.0)
Other	6.7	7.1	(0.4)	(5.6)

Total gross profit	$736.9	$728.2	$8.7	1.2

Retail vehicle unit sales:
New vehicle	90,809	95,429	(4,620)	(4.8)
Used vehicle	59,510	61,567	(2,057)	(3.3)

	150,319	156,996	(6,677)	(4.3)

Revenue per vehicle retailed:
New vehicle	$29,122	$28,680	$442	1.5
Used vehicle	$14,826	$14,414	$412	2.9

Gross profit per vehicle retailed:
New vehicle	$2,134	$2,066	$68	3.3
Used vehicle	$1,859	$1,697	$162	9.5
Finance and insurance	$970	$947	$23	2.4

	Three Months Ended March 31,
	% 2005	% 2004
Revenue mix percentages:
New vehicle	58.7	59.7
Used vehicle	23.6	23.4
Parts and service	14.3	13.5
Finance and insurance	3.2	3.2
Other	0.2	0.2

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	26.3	27.1
Used vehicle	15.4	14.4
Parts and service	37.6	37.1
Finance and insurance, net	19.8	20.4
Other	0.9	1.0

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	7.2
Used vehicle	12.5	11.8
Parts and service	43.2	43.7
Total	16.4	15.9

New Vehicle

	Three Months Ended March 31,
			Variance
($ in millions,			Favorable/
except per vehicle data)	2005	2004	(Unfavorable)	% Variance
Reported:
Revenue	$2,705.8	$2,740.3	$(34.5)	(1.3)
Gross profit	$198.6	$197.2	$1.4	.7
Retail vehicle unit sales	92,342	95,572	(3,230)	(3.4)
Revenue per vehicle retailed	$29,302	$28,673	$629	2.2
Gross profit per vehicle retailed	$2,151	$2,063	$88	4.3
Gross profit as a percentage of revenue	7.3%	7.2%
Days supply (industry standard of selling days, including fleet)	60 days	67 days

Same Store:
Revenue	$2,644.5	$2,736.9	$(92.4)	(3.4)
Gross profit	$193.8	$197.2	$(3.4)	(1.7)
Retail vehicle unit sales	90,809	95,429	(4,620)	(4.8)
Revenue per vehicle retailed	$29,122	$28,680	$442	1.5
Gross profit per vehicle retailed	$2,134	$2,066	$68	3.3
Gross profit as a percentage of revenue	7.3%	7.2%

     Reported new vehicle performance for the three months ended March 31, 2005 benefited from the impact of acquisitions and divestitures when compared to same store performance.

     Same store new vehicle revenue for the three months ended March 31, 2005 decreased compared to the same period in 2004. The decrease in same store volume was partially offset by a same store revenue per unit increase. Our same store unit volume decrease was greater than estimated retail industry trends for our brand and market mix. Same store revenue per vehicle retailed, gross profit per vehicle retailed and gross profit as a percentage of revenue increased as a result of our focus on pricing and profitability and management of inventory levels.

     At March 31, 2005, our new vehicle inventories were at $2.4 billion or 60 days compared to new vehicle inventories of $2.2 billion or 67 days supply at December 31, 2004. The decrease is due to our continued focus on managing inventory, although industry inventory levels remain high. For the remainder of 2005, we anticipate that new vehicle sales will remain stable in the United States and continue to be highly competitive. However, the level of retail sales for 2005 is very difficult to predict.

     The net inventory carrying benefit (floorplan interest expense net of floorplan assistance recognized from manufacturers) for full-year 2004 was $35.3 million. The net inventory benefit for the three months ended March 31, 2005 was $1.6 million, a decrease of $7.9 million compared to the same period in 2004, primarily as a result of increased floorplan interest expense due to higher interest rates. Due to higher interest rates partially offset by expected lower inventory levels, we expect to have similar negative trends for the remainder of 2005.

Used Vehicle

	Three Months Ended March 31,
			Variance
($ in millions,			Favorable/
except per vehicle data)	2005	2004	(Unfavorable)	% Variance
Reported:
Retail revenue	$900.5	$888.6	$11.9	1.3
Wholesale revenue	191.1	186.7	4.4	2.4

Total revenue	$1,091.6	$1,075.3	$16.3	1.5

Retail gross profit	$112.2	$104.6	$7.6	7.3
Wholesale gross profit	3.2	.7	2.5

Total gross profit	$115.4	$105.3	$10.1	9.6

Retail vehicle unit sales	60,300	61,673	(1,373)	(2.2)
Revenue per vehicle retailed	$14,934	$14,408	$526	3.7
Gross profit per vehicle retailed	$1,861	$1,696	$165	9.7
Gross profit as a percentage of retail revenue	12.5%	11.8%
Days supply (trailing 30 days)	39 days	38 days

Same Store:
Retail revenue	$882.3	$887.4	$(5.1)	(.6)
Wholesale revenue	183.3	185.9	(2.6)	(1.4)

Total revenue	$1,065.6	$1,073.3	$(7.7)	(.7)

Retail gross profit	$110.6	$104.5	$6.1	5.8
Wholesale gross profit	2.6	.7	1.9

Gross profit	$113.2	105.2	8.0	7.6

Retail vehicle unit sales	59,510	61,567	(2,057)	(3.3)
Revenue per vehicle retailed	$14,826	$14,414	$412	2.9
Gross profit per vehicle retailed	$1,859	$1,697	$162	9.5
Gross profit as a percentage of retail revenue	12.5%	11.8%

     Reported used vehicle performance for the three months ended March 31, 2005 benefited from the impact of acquisitions and divestitures when compared to same store performance.

     Same store used vehicle revenue for the three months ended March 31, 2005 decreased compared to the same period in 2004 as a result of lower same store volume partially offset by an increase in same store average revenue per unit. Same store gross profit and same store gross profit as a percentage of revenue for the three months ended March 31, 2005 increased as a result of better inventory management focused on stocking more profitable core models and strengthened used vehicle market prices.

     Used vehicle inventories were at $344.0 million or 39 days supply compared to $294.8 million or 38 days supply at March 31, 2004.

Parts and Service

	Three Months Ended March 31,
			Variance
($ in millions,			Favorable/
except per vehicle data)	2005	2004	(Unfavorable)	% Variance
Reported:
Revenue	$653.9	$618.4	$35.5	5.7
Gross profit	$283.1	$270.5	$12.6	4.7
Gross profit as a percentage of revenue	43.3%	43.7%

Same Store:
Revenue	$642.2	$617.4	$24.8	4.0
Gross profit	$277.4	$270.0	$7.4	2.7
Gross profit as a percentage of revenue	43.2%	43.7%

     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs. Reported parts and service revenue and gross profit for the three months ended March 31, 2005 benefited from the impact of acquisitions and divestitures when compared to same store performance.

     In spite of one less service day in the quarter compared to last year, same store parts and service revenue and gross profit increased for the three months ended March 31, 2005 due to increases in customer-paid and warranty work for parts and service. The improvements are attributable in part to our service drive process, maintenance menu and service marketing program, as well as our pricing models and training programs.

Finance and Insurance

	Three Months Ended March 31,
			Variance
($ in millions,			Favorable/
except per vehicle data)	2005	2004	(Unfavorable)	% Variance
Reported:
Revenue and gross profit	$147.9	$148.3	$(.4)	(.3)
Gross profit per vehicle retailed	$969	$943	$26	2.8

Same Store:
Revenue and gross profit	$145.8	$148.7	$(2.9)	(2.0)
Gross profit per vehicle retailed	$970	$947	$23	2.4

     Reported finance and insurance revenue and gross profit for the three months ended March 31, 2005 benefited from the impact of acquisitions and divestitures when compared to same store performance.

     Same store finance and insurance revenue and gross profit decreased for the three months ended March 31, 2005 as a result of lower sales volumes. Gross profit per vehicle retailed benefited from the strengthened used vehicle market prices and increased retrospective commissions received on extended service contracts. Improvements were also driven by our continued emphasis on training of store associates, particularly in fourth quartile stores. Substantially higher interest rates in the future may negatively impact finance and insurance revenue and gross profit.

Operating Expenses

Selling, General and Administrative Expenses

     During the three months ended March 31, 2005, selling, general and administrative expenses increased $4.8 million or .9%. As a percent of total gross profit, selling, general and administrative expenses improved to 71.0% as a result of our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses. In September 2004, we announced a new streamlined regional structure that is expected to produce an annual reduction in selling, general and administrative expenses of approximately $30 million through cost-control and productivity improvements. Additionally, we continue to centralize certain key store-level accounting and administrative activities in certain of our operating regions, which we expect will reduce our operating costs and improve our operating efficiency.

Non-Operating Income (Expense)

Floorplan Interest Expense

     Floorplan interest expense was $25.8 million and $16.9 million for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily the result of higher interest rates. For the three months ended March 31, 2005 and 2004, the income statement impact from interest rate hedges was an additional expense of $.8 million and $.5 million, respectively. See discussion in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Other Interest Expense

     Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $17.6 million and $19.3 million for the three months ended March 31, 2005 and 2004, respectively. Other interest expense in 2004 includes interest related to the IRS settlement totaling $1.2 million.

Other Interest Expense – Senior Note Repurchases

     During 2005, we repurchased $95.2 million (face value) of our 9.0% senior unsecured notes at an average price of 111.3% of face value or $106.0 million. The $10.8 million premium paid plus deferred costs of $3.6 million for this repurchase were recognized as Other Interest Expense in the accompanying 2005 Unaudited Consolidated Income Statement.

Provision for (Benefit from) Income Taxes

     The effective income tax rate was 37.8% and 39.5% for the three months ended March 31, 2005 and 2004, respectively. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters arising during the period.

     During the three months ended March 31, 2005, we recorded net income tax benefits in our provision for income taxes totaling $1.4 million primarily related to the resolution of various income tax matters. During the three months ended March 31, 2004, income taxes were negatively impacted by $1.2 million in adjustments for other tax matters. We also recognized an $11.7 million gain included in Discontinued Operations related to the resolution of various income tax matters.

     We substantially completed the federal income tax audit for the years 1997 through 2001 and a federal income tax audit for 2002 and 2003 was recently initiated by the IRS. We are routinely audited by the states in which we do business and remain under examination by various states for the tax years discussed above. We expect additional state and federal tax adjustments over the next eighteen months as we continue to work through various tax matters. Once we resolve our open tax matters, we expect our effective tax rate to be approximately 39%.

Financial Condition

     At March 31, 2005, we had $28.7 million of unrestricted cash and cash equivalents. We have two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility provides borrowing capacity up to $200.0 million at a LIBOR-based interest rate and expires in August 2005. A five-year facility, which expires August 2006, provides borrowing capacity up to $300.0 million at a LIBOR-based interest rate. These facilities are secured by a pledge of the capital stock of certain subsidiaries, which directly or indirectly own substantially all of our stores, and are guaranteed by substantially all of our subsidiaries. There were no borrowings on these revolving credit facilities during 2005 and 2004. We have negotiated a letter of credit line as part of our multi-year revolving credit facility. The amount available to be borrowed under the $300 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit which totaled $79.5 million at March 31, 2005.

     In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2005, surety bonds, letters of credit and cash deposits totaled $109.5 million, including $79.5 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

     We also have 9.0% senior unsecured notes due August 1, 2008. During the three months ended March 31, 2004, we repurchased $95.2 million (face value) of senior unsecured notes at an average price of 111.3% of face value or $106.0 million. The $10.8 million premium paid plus deferred costs of $3.6 million for this repurchase were recognized as Other Interest Expense in the accompanying 2005 Unaudited Consolidated Income Statement. Through March 31, 2005, cumulative repurchases of senior unsecured notes, which began during the fourth quarter of 2004, totaled $98.6 million (face value). Repurchases of senior unsecured notes are subject to limitations contained in the credit agreements relating to our two revolving credit facilities. The senior unsecured notes are guaranteed by substantially all of our subsidiaries.

     We maintain corporate credit ratings from rating agencies. The Company, our revolving credit facilities and senior unsecured notes carry investment grade ratings from Standard & Poor’s. Although Moody’s credit ratings are currently non-investment grade, it raised the ratings outlook in 2004 to positive from stable and affirmed its positive outlook during 2005 for the Company, our revolving credit facilities and senior unsecured notes. The revolving credit facilities and the senior unsecured notes have provisions linked to credit ratings. The interest rates for the revolving credit facilities are impacted by changes in credit ratings. In the event of a downgrade in our credit rating, we would continue to have access to the revolving credit facilities, although potentially at higher rates of interest. Certain covenants related to the senior unsecured notes would be eliminated with certain upgrades in ratings to investment grade.

     During the three months ended March 31, 2005, we repaid $31.3 million of the outstanding balance under mortgage facilities, which includes a prepayment totaling $28.3 million. At March 31, 2005, we had $286.8 million outstanding under two mortgage facilities with automotive manufacturers’ captive finance subsidiaries. The facilities have a remaining commitment of $48.1 million available until June 25, 2005. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of our stores properties.

     We finance our new vehicle inventories through secured financings, primarily floorplan facilities, with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of March 31, 2005, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.9 billion of which $2.7 billion was outstanding at March 31, 2005. We finance our used vehicle inventory primarily through cash flow from operations.

     We sell and receive commissions on the following types of vehicle protection and other products: extended service contracts, guaranteed auto protection, credit insurance, lease “wear and tear” insurance, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we primarily sell the products on a straight commission basis, however, we may sell the product, recognize commission and participate in future underwriting profit pursuant to retrospective commission arrangements. Through 2002, we assumed some of the underwriting risk through reinsurance agreements with our insurance subsidiaries. Since January 1, 2003, we have not reinsured any new extended warranties or credit insurance products. We maintain restricted cash in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to our captive insurance subsidiaries.

     During the three months ended March 31, 2005, we repurchased 3.7 million shares of our common stock in the open market for an aggregate purchase price of $70.9 million. Through April 25, 2005, we repurchased an additional .1 million shares of our common stock for an aggregate purchase price of $1.3 million, leaving $236.2 million available for share repurchases under our current Board authorization. While we expect to continue repurchasing shares, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes and credit agreements relating to our two revolving credit facilities.

     As a matter of course, we are regularly audited by various tax authorities. From time to time, these audits result in proposed assessments. Other tax accruals totaled $168.2 million and $181.3 million at March 31, 2005 and December 31, 2004, respectively, and relate to various tax matters where the ultimate resolution may result in us owing additional tax payments. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. We substantially completed the federal income tax audit for the years 1997 through 2001 and a federal income tax audit for 2002 and 2003 was recently initiated by the IRS. We remain under examination by various states for the tax years discussed above. We expect additional state and federal tax adjustments over the next eighteen months as we continue to work through various tax matters. Once we resolve our open tax matters, we expect our base effective tax rate to be approximately 39%. See Note 8, Income Taxes, of Notes to Unaudited Consolidated Financial Statements for additional discussion of income taxes.

Cash Flows

     Cash and cash equivalents decreased by $78.8 million and $139.2 million during the three months ended March 31, 2005 and 2004, respectively. The major components of these changes are discussed below.

Cash Flows — Operating Activities

     Cash provided by operating activities was $108.0 million and $92.2 million during the three months ended March 31, 2005 and 2004, respectively.

     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in vehicle floorplan payable which directly relates to new vehicle inventory.

Cash Flows — Investing Activities

     Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments and other transactions as further described below.

     Capital expenditures, excluding property lease buyouts, were $20.5 million and $21.4 million during the three months ended March 31, 2005 and 2004, respectively. We project that 2005 full-year capital expenditures will be approximately $130 million, excluding acquisition-related spending and opportunistic lease buy-outs.

     Property operating lease buy-outs were $77.7 million for the three months ended March 31, 2004. We continue to analyze certain higher cost operating leases and evaluate alternatives in order to lower effective financing costs.

     Total cash used in business acquisitions, net of cash acquired, was $2.1 million and $87.9 million for the three months ended March 31, 2005 and 2004, respectively. We acquired one automotive retail franchise and other related assets during the three months ended March 31, 2005 and three automotive retail franchises and other related assets during the three months ended March 31, 2004. Cash used in business acquisitions during the three months ended March 31, 2005 and 2004 includes $1.6 million and $3.1 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. We expect that future acquisitions will primarily target single stores or store groups focused in key existing markets.

Cash Flows — Financing Activities

     Cash flows from financing activities primarily include treasury stock purchases and stock option exercises.

     During the three months ended March 31, 2005 and 2004, we repurchased 3.7 million and 3.5 million shares of our common stock, respectively, for an aggregate price of $70.9 million and $58.1 million, respectively, under our Board-approved share repurchase programs. We project 2005 combined opportunistic spending on acquisitions and share repurchases of $300 million.

     During the three months ended March 31, 2005 and 2004, proceeds from the exercise of stock options were $23.0 million and $12.7 million, respectively.

     During 2005, we repurchased $95.2 million (face value) of our 9.0% senior unsecured notes at an average price of 111.3% of face value or $106.0 million.

     During 2005, we repaid $31.3 million of amounts outstanding under our mortgage facilities.

Liquidity

     We believe that our funds generated through future operations and availability of borrowings under our vehicle floorplan payable, revolving credit facilities and mortgage facilities will be sufficient to fund our debt service and working capital requirements, payment of tax obligations, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions, debt retirements and share repurchases through cash flow from operations, revolving credit facilities and other financings. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At March 31, 2005, we have available capacity under our revolving credit and mortgage facilities and available cash totaling approximately $500 million, net of outstanding letters of credit.

     We will continue to evaluate the best use of our operating cash flow among capital expenditures, share repurchases, acquisitions and debt reduction, including possible additional repurchases of our senior unsecured notes and/or prepayments of our mortgage facilities. We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the credit agreements for our two revolving credit facilities restrict our ability to declare cash dividends.

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

New Accounting Pronouncements

     See Note 2, Stock Options, of the Notes to Unaudited Consolidated Financial Statements.

Forward-Looking Statements

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by us or our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:

•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Our business and results of operations are dependent in large part on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

•	Our stores are dependent on the programs, financial condition and operations of vehicle manufacturers with whom we hold franchises. Any event that has a material adverse effect on these manufacturers or their financial condition, credit ratings, management or designing, marketing, production or distribution capabilities (such as increases in interest rates, poor product mix or unappealing vehicle design, among others) may adversely affect our store operations and, in turn, materially affect our business, results of operations, financial condition, cash flows and prospects.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores in key markets on favorable terms or at all.

•	We are subject to interest rate risk in connection with our vehicle floorplan payable, revolving credit facilities and mortgage facilities that could have a material adverse effect on our profitability.

•	Our revolving credit facilities and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. At March 31, 2005 and December 31, 2004, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $399.6 million and $494.5 million, respectively, and had a fair value of $436.8 million and $561.5 million, respectively. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions.

Interest Rate Risk

     At March 31, 2005 and December 31, 2004, we had variable rate vehicle floorplan payable totaling $2.7 billion and $2.5 billion, respectively. Based on these amounts at March 31, 2005 and December 31, 2004, a 100 basis point change in interest rates would result in an approximate $27.0 million and $25.0 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates. Net of floorplan assistance, at March 31, 2005 and December 31, 2004, a 100 basis point change in interest rates would result in an approximate $22.0 million and $21.0 million, respectively, change to our net inventory carrying costs.

     At March 31, 2005 and December 31, 2004, we had other variable rate debt outstanding totaling $286.8 million and $318.1 million, respectively, consisting of mortgage facilities. Based on the amounts outstanding at March 31, 2005 and December 31, 2004, a 100 basis point change in interest rates would result in an approximate $2.9 million and $3.2 million change to interest expense, respectively.

Hedging Risk

     We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income (loss). These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. We have a series of interest rate hedge instruments with a notional value of $800.0 million, consisting of a combination of swaps, and cap and floor options (collars). The instruments are designed to convert certain floating rate vehicle floorplan payable and mortgage notes to fixed rate debt. We have $200 million in swaps, which started in 2004 and effectively lock in a LIBOR-based rate of 3.0%, and $600 million in collars that cap floating rates to a maximum LIBOR-based rate no greater than 2.4%. All of our hedges mature between February 2006 and July 2006. For the three months ended March 31, 2005 and 2004, net unrealized gains (losses) related to hedges included in other comprehensive gain (loss) were $1.4 million and ($7.0) million, respectively. For the three months ended March 31, 2005 and 2004, the income statement impact from interest rate hedges was an additional expense of $.8 million and $.5 million, respectively. As of March 31, 2005, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

     Reference is made to our quantitative disclosures about market risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in timely alerting them as to material information relating to AutoNation (including our consolidated subsidiaries) required to be included in this Quarterly Report.

     We continue to centralize certain key store-level accounting and administrative activities in certain of our operating regions, which we expect will streamline our internal control over financial reporting. We have substantially completed this process in 22 of our 276 stores with another 66 stores in process as of March 31, 2005.

     There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2005. See Note 7 of our Notes to Unaudited Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of	Maximum Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May Yet Be
	Of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Programs	Programs (in millions)(1)(2)
January 1, 2005 to January 31, 2005	—	$—	—	$308.4

February 1, 2005 to February 28, 2005	450,000	$19.59	450,000	$299.6

March 1, 2005 to March 31, 2005	3,258,000	$19.06	3,258,000	$237.5

Total	3,708,000		3,708,000

(1)     Future share repurchases are subject to limitations contained in the indenture to the Company’s senior unsecured notes and credit agreements relating to its two revolving credit facilities.

(2)     The stock repurchase program that was announced on May 14, 2003, which authorizes the Company to repurchase up to $500.0 million of shares was completed on March 29, 2005. In October 2004, the Company’s Board of Directors authorized an additional $250.0 million share repurchase program. This program does not have an expiration date.

ITEM 6. EXHIBITS

     (a) Exhibits:

10.15	Amendment No. 1 dated March 25, 2005 to December 30, 2004 Employment Agreement with Michael J. Jackson (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed on March 31, 2005).

10.16	Amendment No. 1 dated March 25, 2005 to May 14, 2003 Employment Agreement with Michael E. Maroone (incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed on March 31, 2005).

10.17	AutoNation, Inc. Senior Executive Incentive Bonus Plan’s specific performance goals and target awards for 2005 (incorporated by reference to Item 1.01 of the Company’s Form 8-K filed on February 4, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.

By:	/s/ J. Alexander McAllister

J. Alexander McAllister Vice President and Corporate Controller
(DULY AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

Date: April 28, 2005