Form 10-Q
period 2005-06-30
AUTONATION INC /FL
filed 2005-07-29
CIK 350698

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐
     On July 25, 2005 the registrant had 261,335,712 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47.8	$107.7
Receivables, net	775.1	762.4
Inventory	2,623.6	2,588.7
Other current assets	199.0	274.6

Total Current Assets	3,645.5	3,733.4

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $443.7 and $406.9, respectively	1,830.1	1,803.1
INTANGIBLE ASSETS, NET	2,954.0	2,954.8
OTHER ASSETS	169.4	207.6

Total Assets	$8,599.0	$8,698.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable	$2,382.6	$2,470.0
Accounts payable	248.3	177.3
Notes payable and current maturities of long-term debt	14.5	14.9
Other current liabilities	549.4	748.8

Total Current Liabilities	3,194.8	3,411.0

LONG-TERM DEBT, NET OF CURRENT MATURITIES	662.8	797.7
DEFERRED INCOME TAXES	193.7	156.8
OTHER LIABILITIES	71.2	70.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 273,562,137 shares issued for both periods, including shares held in treasury	2.7	2.7
Additional paid-in capital	2,222.3	2,240.0
Retained earnings	2,467.8	2,176.0
Accumulated other comprehensive income (loss)	0.8	(1.5)
Treasury stock, at cost; 12,343,860 and 9,300,007 shares held, respectively	(217.1)	(154.1)

Total Shareholders’ Equity	4,476.5	4,263.1

Total Liabilities and Shareholders’ Equity	$8,599.0	$8,698.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(In millions, except share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

Revenue:
New vehicle	$3,052.0	$2,966.5	$5,736.6	$5,678.7
Used vehicle	1,143.7	1,082.0	2,224.4	2,145.1
Parts and service	658.3	611.4	1,303.7	1,222.0
Finance and insurance, net	160.8	154.2	307.6	301.4
Other	23.6	22.4	44.6	46.0

TOTAL REVENUE	5,038.4	4,836.5	9,616.9	9,393.2

Cost of Sales:
New vehicle	2,835.2	2,756.7	5,322.5	5,273.4
Used vehicle	1,035.9	980.2	2,002.0	1,938.8
Parts and service	370.6	340.6	736.2	683.8
Other	11.4	10.5	20.6	20.3

TOTAL COST OF SALES	4,253.1	4,088.0	8,081.3	7,916.3

Gross Profit:
New vehicle	216.8	209.8	414.1	405.3
Used vehicle	107.8	101.8	222.4	206.3
Parts and service	287.7	270.8	567.5	538.2
Finance and insurance	160.8	154.2	307.6	301.4
Other	12.2	11.9	24.0	25.7

TOTAL GROSS PROFIT	785.3	748.5	1,535.6	1,476.9

Selling, general and administrative expenses	555.9	534.9	1,086.1	1,060.6
Depreciation and amortization	20.5	19.5	40.8	38.0
Other losses (gains), net	(0.7)	(1.4)	(0.6)	0.4

OPERATING INCOME	209.6	195.5	409.3	377.9

Floorplan interest expense	(28.8)	(20.3)	(54.2)	(36.9)
Other interest expense	(15.4)	(19.7)	(33.0)	(39.0)
Other interest expense — senior note repurchases	(0.7)	—	(15.1)	—
Interest income	1.4	0.7	2.9	1.4
Other (expense) income, net	0.7	(1.0)	(0.2)	(1.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	166.8	155.2	309.7	302.0
PROVISION FOR INCOME TAXES	61.0	58.7	115.0	116.7

NET INCOME FROM CONTINUING OPERATIONS	105.8	96.5	194.7	185.3

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	89.0	(4.4)	97.1	(5.9)

NET INCOME	$194.8	$92.1	$291.8	$179.4

BASIC EARNINGS PER SHARE:
Continuing operations	$.40	$.36	$.74	$.69
Discontinued operations	$.34	$(.02)	$.37	$(.02)
Net income	$.74	$.34	$1.11	$.67
Weighted average common shares outstanding	262.3	267.2	263.4	268.2

DILUTED EARNINGS PER SHARE:
Continuing operations	$.40	$.35	$.72	$.68
Discontinued operations	$.33	$(.02)	$.36	$(.02)
Net income	$.73	$.34	$1.08	$.65
Weighted average common shares outstanding	267.8	273.2	269.0	274.5

Common shares outstanding, net of treasury stock	261.2	267.7	261.2	267.7
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid-in	Retained	hensive	Treasury
	Shares	Amount	Capital	Earnings	(Loss) Gain	Stock	Total

BALANCE AT DECEMBER 31, 2004	273,562,137	$2.7	$2,240.0	$2,176.0	$(1.5)	$(154.1)	$4,263.1
Purchases of treasury stock	—	—	—	—	—	(148.6)	(148.6)
Exercise of stock options	—	—	(17.7)	—	—	85.6	67.9
Other comprehensive income	—	—	—	—	2.3	—	2.3
Net income	—	—	—	291.8	—	—	291.8

BALANCE AT JUNE 30, 2005	273,562,137	$2.7	$2,222.3	$2,467.8	$.8	$(217.1)	$4,476.5

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$291.8	$179.4
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(97.1)	5.9
Depreciation and amortization	40.8	38.0
Amortization of debt issuance costs and discounts	3.3	3.4
Premium on bond repurchases	11.3	—
Income taxes	(8.8)	8.2
Other	(.7)	.8
Changes in assets and liabilities, net of effects from business combinations:
Receivables	(11.3)	40.8
Inventory	(65.1)	(424.8)
Other assets	52.0	21.8
Vehicle floorplan payable	(46.6)	356.3
Accounts payable	71.0	(10.8)
Other liabilities	(42.6)	(17.8)

	198.0	201.2

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buyouts	(57.3)	(54.4)
Property operating lease buyouts	(10.3)	(77.7)
Proceeds from sale of property and equipment	5.4	1.5
Cash used in business acquisitions, net of cash acquired	(8.0)	(154.4)
Cash received from business divestitures, net of cash relinquished	33.6	3.1
Proceeds from disposal of assets held for sale	10.3	18.4
Net change in restricted cash	23.9	10.1
Other	(13.6)	2.2

	(16.0)	(251.2)

CASH USED IN FINANCING ACTIVITIES:
Purchases of treasury stock	(148.6)	(107.9)
Payment of mortgage facilities	(34.1)	(5.6)
Payments of notes payable and long-term debt	(.6)	(.2)
Proceeds from the exercises of stock options	52.7	49.9
Repurchase of senior unsecured notes	(112.4)	—

	(243.0)	(63.8)

CASH USED IN CONTINUING OPERATIONS	(61.0)	(113.8)
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	1.1	(.4)

DECREASE IN CASH AND CASH EQUIVALENTS	(59.9)	(114.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107.7	174.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47.8	$60.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)
1. Interim Financial Statements
     AutoNation, Inc. (the “Company”), through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2005, the Company owned and operated 349 new vehicle franchises from 274 stores primarily located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.
     The accompanying Unaudited Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries; all significant intercompany accounts and transactions have been eliminated. The accompanying Unaudited Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. These Unaudited Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations of the Company for the periods presented.
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company in the accompanying Unaudited Consolidated Financial Statements include allowances for doubtful accounts, assumptions related to intangible and long-lived assets, and for accruals related to self-insurance programs, certain legal proceedings and estimated tax liabilities.
     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

	2005	2004
Net income, as reported	$291.8	$179.4
Pro forma stock-based employee compensation cost, net of taxes	(5.9)	(9.3)

Pro forma net income	$285.9	$170.1

Basic earnings per share, as reported	$1.11	$.67
Pro forma stock-based employee compensation cost	$(.02)	$(.03)
Pro forma basic earnings per share	$1.09	$.63

Diluted earnings per share, as reported	$1.08	$.65
Pro forma stock-based employee compensation cost	$(.02)	$(.03)
Pro forma diluted earnings per share	$1.06	$.62
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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3. Receivables, Net
     The components of receivables, net of allowance for doubtful accounts, are as follows:

	JUNE 30,	DECEMBER 31,
	2005	2004
Trade receivables	$103.4	$98.9
Manufacturer receivables	171.4	175.2
Other	88.6	80.2

	363.4	354.3
Less: Allowances	(7.3)	(6.6)

	356.1	347.7
Contracts-in-transit and vehicle receivables	410.0	371.6
Income taxes refundable	9.0	43.1

Receivables, net	$775.1	$762.4

     Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.
4. Inventory and Vehicle Floorplan Payable
     The components of inventory are as follows:

	JUNE 30,	DECEMBER 31,
	2005	2004

New vehicles	$2,115.3	$2,153.6
Used vehicles	362.6	291.2
Parts, accessories and other	145.7	143.9

Total inventory	$2,623.6	$2,588.7

     At June 30, 2005 and December 31, 2004, vehicle floorplan payable totaled $2.4 billion and $2.5 billion, respectively. Vehicle floorplan payable reflects amounts payable to finance the purchase of specific vehicle inventories at LIBOR-based rates of interest, primarily with manufacturers’ captive finance subsidiaries. Secured floorplan facilities are used to finance primarily new vehicle inventories and the amounts outstanding thereunder are generally due within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables and contain certain financial and operational covenants. At June 30, 2005, the Company was in compliance with such covenants in all material respects. At June 30, 2005, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.9 billion, of which $2.4 billion was outstanding.
5. Intangible Assets
     Intangible assets, net, consist of the following:

	JUNE 30,	DECEMBER 31,
	2005	2004

Goodwill	$2,994.2	$2,994.8
Franchise rights — indefinite-lived	221.0	220.5
Other intangibles	11.6	11.6

	3,226.8	3,226.9
Less: Accumulated amortization	(272.8)	(272.1)

Intangible assets, net	$2,954.0	$2,954.8

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The Company has completed impairment tests as of June 30, 2005 for goodwill and intangibles with indefinite lives. The goodwill test includes determining the estimated fair value of the Company’s single reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. The test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred.
6. Notes Payable and Long-Term Debt
     Notes payable and long-term debt consist of the following:

	JUNE 30,	DECEMBER 31,
	2005	2004

9.0% senior unsecured notes, net of unamortized discount of $2.3 million and $3.4 million, respectively	$343.2	$443.2
Revolving credit facilities	—	—
Mortgage facilities	284.0	318.1
Other debt	50.1	51.3

	677.3	812.6
Less: Current maturities	(14.5)	(14.9)

Long-term debt, net of current maturities	$662.8	$797.7

     The Company has 9.0% senior unsecured notes outstanding due August 1, 2008. During the six months ended June 30, 2005, the Company repurchased $101.1 million (face value) of senior unsecured notes at an average price of 111.1% of face value or $112.4 million. For the three and six months ended June 30, 2005, the premium paid for this repurchase was $.5 million and $11.3 million, respectively, plus related deferred financing costs of $.2 million and $3.8 million, respectively, which were recognized as Other Interest Expense in the accompanying 2005 Unaudited Consolidated Income Statements. Through June 30, 2005, cumulative repurchases of senior unsecured notes, which began during the fourth quarter of 2004, totaled $104.5 million (face value). The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.
     As of June 30, 2005, the Company had two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility, scheduled to expire in August 2005, provided borrowings up to $200.0 million at LIBOR- plus 125 basis points. A five-year facility, scheduled to expire in August 2006, provided borrowing capacity up to $300.0 million at LIBOR plus 225 basis points. There were no borrowings on these revolving credit facilities during 2005 and 2004. In July 2005, the Company terminated the existing credit facilities and entered into a new five-year revolving credit facility with an aggregate borrowing capacity of $600.0 million presently at a rate of interest of LIBOR plus 75 basis points. The interest rate charged for the revolving credit facility is impacted by the Company’s senior unsecured credit ratings. The facility is guaranteed by substantially all of the Company’s subsidiaries. The Company has negotiated a letter of credit sublimit as part of its revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit, which totaled $85.2 million at July 25, 2005.
     During the six months ended June 30, 2005, the Company repaid $34.1 million of the outstanding balance under mortgage facilities with automotive manufacturers’ captive finance subsidiaries, which includes a prepayment totaling $28.3 million. At June 30, 2005, the Company had $284.0 million outstanding under these mortgage facilities. The remaining available capacity under these mortgage facilities expired on June 25, 2005. The facilities bear interest at LIBOR plus 200 basis points and are secured by mortgages on certain of the Company’s store properties.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The Company’s senior unsecured notes, revolving credit facility and mortgage facilities contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness or repay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets and merge or consolidate with other entities. The indenture for the Company’s senior unsecured notes places significant restrictions on making certain payments (including dividends and share repurchases) and investments. The revolving credit facility also requires the Company to meet certain financial ratios including financial covenants requiring the maintenance of consolidated maximum cash flow leverage and maximum balance sheet coverage. In addition, the senior unsecured notes contain a minimum fixed charge coverage incurrence covenant, and the mortgage facilities contain both maximum cash flow leverage ratio and minimum interest coverage covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facility or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facility, the indenture for the Company’s senior unsecured notes and mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At June 30, 2005, the Company was in compliance with the requirements of all such financial covenants.
     In the event of a downgrade in the Company’s credit ratings, none of the covenants described above would be impacted. In addition, availability under the revolving credit facility described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur.
     Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.
7. Shareholders’ Equity
     During the six months ended June 30, 2005, the Company repurchased 7.6 million shares of its common stock in the open market for an aggregate purchase price of $148.6 million, leaving approximately $159.9 million available for share repurchases under the current program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture for the Company’s senior unsecured notes.
     During the six months ended June 30, 2005 and 2004, proceeds from the exercise of stock options were $52.7 million and $49.9 million, respectively.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8. Income Taxes
     Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.
     In 2005, the Company completed the federal income tax audit for the years 1997 through 2001. During the three and six months ended June 30, 2005, the Company recorded net income tax benefits in the provision for income taxes totaling $5.2 million and $6.6, respectively, primarily related to the resolution of various income tax matters. During the three and six months ended June 30, 2004, income taxes were positively impacted by $2.0 million and $.8 million, respectively, in adjustments for other tax matters. The Company also recognized a $95.7 million and $107.4 million gain included in Discontinued Operations for the three and six months ended June 30, 2005, respectively, related to the resolution of various income tax matters.
     A federal income tax audit for 2002 and 2003 was recently initiated by the IRS. The Company is routinely audited by the states in which it does business and remains under examination by various states for the tax years discussed above. The Company expects additional state and federal tax adjustments in the future as it continues to work through various tax matters. The Company believes that its tax positions comply with applicable tax law, and that it has adequately provided for these matters. Included in Other Current Liabilities at June 30, 2005 and December 31, 2004, are $60.4 million and $181.3 million, respectively, provided by the Company for these matters.
9. Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are based on the combined weighted-average number of common shares and common share equivalents outstanding, which includes, where appropriate, the assumed exercise of dilutive options.
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding used to calculate basic earnings per share	262.3	267.2	263.4	268.2
Effect of dilutive options	5.5	6.0	5.6	6.3

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	267.8	273.2	269.0	274.5

     At June 30, 2005 and 2004, the Company had approximately 31.0 million and 38.1 million stock options outstanding, respectively, of which 6.7 million and 9.6 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.
10. Comprehensive Income
     Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$194.8	$92.1	$291.8	$179.4
Other comprehensive gain (loss)	(.4)	5.6	2.3	2.0

Comprehensive income	$194.4	$97.7	$294.1	$181.4

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The Company has a series of interest rate hedge instruments, consisting of a combination of swaps, and cap and floor options (collars) with a notional value of $800.0 million at June 30, 2005. The hedge instruments are designed to convert certain floating rate vehicle floorplan payable and portions of the Company’s mortgage facilities to fixed rate debt. The Company has $200.0 million in swaps, which started in 2004 and effectively lock in a LIBOR-based rate of 3.0%, and $600.0 million in collars that cap floating rates to a maximum LIBOR-based rate no greater than 2.4%. The majority of the Company’s hedges mature between February 2006 and July 2006. For the six months ended June 30, 2005 and 2004, net unrealized gains (losses) related to hedges included in other comprehensive gain (loss) were $.9 million and ($.9) million, respectively. For the three months ended June 30, 2005 and 2004, the income statement impact from interest rate hedges was an additional expense of $.3 million and $.9 million, respectively. For the six months ended June 30, 2005 and 2004, the income statement impact from interest rate hedges was an additional expense of $1.1 million and $1.4 million, respectively. As of June 30, 2005, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.
11. Acquisitions
     The Company acquired one automotive retail franchise and other related assets during the six months ended June 30, 2005 and five automotive retail franchises and other related assets during the six months ended June 30, 2004. During the six months ended June 30, 2005 and 2004, the Company paid $.5 million and $151.3 million, respectively, in cash for indefinite-lived franchise rights and related operating assets. During the six months ended June 30, 2005 and 2004, the Company also paid $7.5 million and $3.1 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.
     Purchase price allocations for business combinations for the six months ended June 30, 2004 were as follows:

Property and equipment	$23.9
Goodwill	54.9
Franchise rights — indefinite-lived	63.2
Other intangibles subject to amortization	.2
Working capital	9.1

151.3
Cash paid in deferred purchase price	3.1

Cash used in acquisitions, net of cash acquired	$154.4

     The Company’s unaudited pro forma consolidated results of continuing operations, assuming acquisitions had occurred at January 1, 2004, are as follows for the six months ended June 30:

	2005	2004
Revenue	$9,616.9	$9,459.6
Net income	$291.8	$181.3
Diluted earnings per share	$1.08	$.66
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
     Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state action and the Company and other defendants appealed the ruling to the Texas Supreme Court, which, on March 26, 2004, declined to review the class certification. The defendants then petitioned the Texas Supreme Court to reconsider its denial of review of the class certification and that petition was denied on September 10, 2004. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. The Company and other defendants appealed the ruling to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order, and remanded the case back to the federal district court for further proceedings. In February 2005, the Company and the plaintiffs in both the state and federal cases agreed to settlement terms in the respective cases. The settlements are contingent upon court approval and the hearing on that approval has not yet been scheduled. The estimated expense of the proposed settlements is not a material amount and includes the Company’s stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, the Company’s stores would continue to itemize and pass through to the customer the cost of the inventory tax. If the settlements are not approved, the Company would then vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these lawsuits. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact the Company’s ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s future results of operations, financial condition and cash flows.
     In addition to the foregoing cases, the Company is also a party to numerous other legal proceedings that arose in the conduct of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial condition, results of operations or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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
     From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the store purchaser the subsidiaries’ interest in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform any material obligations under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of such assigned leases or subleases are currently approximately $75 million at June 30, 2005. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s financial condition and cash flows.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total revenue	$47.1	$170.0	$117.4	$338.8

Pre-tax loss from discontinued operations	$(2.3)	$(2.4)	$(6.0)	$(5.0)
Pre-tax loss on disposal from discontinued operations	(6.5)	(4.5)	(5.6)	(4.5)

	(8.8)	(6.9)	(11.6)	(9.5)

Income tax expense benefit	(2.1)	(2.5)	(1.3)	(3.6)

	(6.7)	(4.4)	(10.3)	(5.9)
Income tax adjustment (see Note 8)	95.7	—	107.4	—

Income (loss) from discontinued operations, net of income taxes	$89.0	$(4.4)	$97.1	$(5.9)

     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	June 30,	December 31,
	2005	2004

Inventory	$23.7	$73.6
Other current assets	23.4	14.4

Total current assets	47.1	88.0

Property and equipment, net	21.3	38.7
Goodwill	13.8	30.5
Other assets	.9	1.4

Total non-current assets	36.0	70.6

Total assets	$83.1	$158.6

Vehicle floorplan payable	$20.3	$67.8
Other current liabilities	5.2	11.3

Total liabilities	$25.5	$79.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2005, we owned and operated 349 new vehicle franchises from 274 stores primarily located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.
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
     During the three months ended June 30, 2005 and 2004, we had net income from continuing operations of $105.8 million and $96.5 million, respectively, and diluted earnings per share of $.40 and $.35, respectively. The Company’s results were positively impacted by revenue growth, gross margin increases, share repurchases and continued leverage of the Company’s cost structure. Additionally, we recognized a $5.2 million benefit during the three months ended June 30, 2005 related to the resolution of various tax matters. During the three months ended June 30, 2005, we had income from discontinued operations totaling $89.0 million, net of income taxes. We recognized a $95.7 million gain included in discontinued operations primarily related to the resolution of various income tax matters. We also recognized a loss of $6.7 million, net of income taxes, related to stores that were sold or for which we have entered a definitive agreement to sell. Certain amounts reflected in the accompanying Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2005 and 2004 have been adjusted to classify the results of the stores described above as discontinued operations.

     For the six months ended June 30, 2005 and 2004, we had net income from continuing operations of $194.7 million and $185.3 million, respectively, and diluted earnings per share of $.72 and $.68, respectively. The results for the six months ended June 30, 2005 include $9.1 million or $.03 per share after-tax ($15.1 million pre-tax) of premium and deferred costs recognized as Other Interest Expense related to the repurchase of $101.1 million (face value) of our 9% senior unsecured notes. Additionally, the results for the six months ended June 30, 2005 were impacted by higher floorplan interest expense primarily resulting from higher interest rates partially offset by lower average new vehicle inventory balances. The net inventory carrying benefit (floorplan interest expense net of floorplan assistance recognized from manufacturers) for the six months ended June 30, 2005 was $4.4 million, a decrease of $14.7 million compared to the same period in 2004. We expect to have similar negative trends for the remainder of 2005.
     During the six months ended June 30, 2005, we had income from discontinued operations totaling $97.1 million, net of income taxes, which includes a $107.4 million gain primarily related to the resolution of various income tax matters and a loss of $10.3 million, net of income taxes, related to stores that were sold or for which we have entered into a definitive agreement to sell.
     During the six months ended June 30, 2005, we acquired 7.6 million shares of our common stock in the open market for an aggregate purchase price of $148.6 million. The indenture for our senior notes contains restrictions on our ability to make share repurchases. See further discussion under the heading “Financial Condition.” During the six months ended June 30, 2005, 4.5 million shares of our common stock were issued upon the exercise of stock options resulting in proceeds of $52.7 million.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
($ in millions, except per			Favorable/				Favorable/
vehicle data)	2005	2004	(Unfavorable)	% Variance	2005	2004	(Unfavorable)	% Variance
Revenue:
New vehicle	$3,052.0	$2,966.5	$85.5	2.9	$5,736.6	$5,678.7	$57.9	1.0
Used vehicle	1,143.7	1,082.0	61.7	5.7	2,224.4	2,145.1	79.3	3.7
Parts and service	658.3	611.4	46.9	7.7	1,303.7	1,222.0	81.7	6.7
Finance and insurance, net	160.8	154.2	6.6	4.3	307.6	301.4	6.2	2.1
Other	23.6	22.4	1.2		44.6	46.0	(1.4)

Total revenue	$5,038.4	$4,836.5	$201.9	4.2	$9,616.9	$9,393.2	$223.7	2.4

Gross profit:
New vehicle	$216.8	$209.8	$7.0	3.3	$414.1	$405.3	$8.8	2.2
Used vehicle	107.8	101.8	6.0	5.9	222.4	206.3	16.1	7.8
Parts and service	287.7	270.8	16.9	6.2	567.5	538.2	29.3	5.4
Finance and insurance	160.8	154.2	6.6	4.3	307.6	301.4	6.2	2.1
Other	12.2	11.9	.3		24.0	25.7	(1.7)

Total gross profit	785.3	748.5	36.8	4.9	1,535.6	1,476.9	58.7	4.0

Selling, general and administrative expenses	555.9	534.9	(21.0)	(3.9)	1,086.1	1,060.6	(25.5)	(2.4)
Depreciation and amortization	20.5	19.5	(1.0)		40.8	38.0	(2.8)
Other losses (gains), net	(0.7)	(1.4)	(.7)		(0.6)	0.4	1.0

Operating income	209.6	195.5	14.1	7.2	409.3	377.9	31.4	8.3

Floorplan interest expense	(28.8)	(20.3)	(8.5)		(54.2)	(36.9)	(17.3)
Other interest expense	(15.4)	(19.7)	4.3		(33.0)	(39.0)	6.0
Other interest expense — senior note repurchases	(0.7)	—	(.7)		(15.1)	—	(15.1)
Interest income	1.4	.7	.7		2.9	1.4	1.5
Other (expense) income, net	0.7	(1.0)	1.7		(0.2)	(1.4)	1.2

Income from continuing operations before income taxes	$166.8	$155.2	$11.6	7.5	$309.7	$302.0	$7.7	2.5

Retail vehicle unit sales:
New vehicle	104,164	104,201	(37)	—	195,748	198,800	(3,052)	(1.5)
Used vehicle	60,554	60,472	82	.1	120,173	121,396	(1,223)	(1.0)

	164,718	164,673	45	—	315,921	320,196	(4,275)	(1.3)

Revenue per vehicle retailed:
New vehicle	$29,300	$28,469	$831	2.9	$29,306	$28,565	$741	2.6
Used vehicle	$15,185	$14,580	$605	4.1	$15,072	$14,506	$566	3.9

Gross profit per vehicle retailed:
New vehicle	$2,081	$2,013	$68	3.4	$2,115	$2,039	$76	3.7
Used vehicle	$1,772	$1,657	$115	6.9	$1,820	$1,680	$140	8.3
Finance and insurance	$976	$936	$40	4.3	$974	$941	$33	3.5

	Three Months Ended June 30,		Six Months Ended June 30,
	% 2005	% 2004	% 2005	%2004
Revenue mix percentages:
New vehicle	60.6	61.3	59.7	60.5
Used vehicle	22.7	22.4	23.1	22.8
Parts and services	13.1	12.6	13.6	13.0
Finance and insurance, net	3.2	3.2	3.2	3.2
Other	.4	.5	.4	.5

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	27.6	28.0	27.0	27.4
Used vehicle	13.7	13.6	14.5	14.0
Parts and service	36.6	36.2	37.0	36.4
Finance and insurance	20.5	20.6	20.0	20.4
Other	1.6	1.6	1.5	1.8

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.1	7.2	7.1
Used vehicle	11.7	11.4	12.1	11.6
Parts and service	43.7	44.3	43.5	44.0
Total	15.6	15.5	16.0	15.7
Selling, general and administrative expenses	11.0	11.1	11.3	11.3
Operating income	4.2	4.0	4.3	4.0

Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	70.8	71.5	70.7	71.8
Operating income	26.7	26.1	26.7	25.6

	June 30,
	2005	2004
Days supply:
New vehicle (industry standard of selling days, including fleet)	51 days	74 days
Used vehicle (trailing 30 days)	42 days	44 days
     The following table details net inventory carrying costs consisting of floorplan assistance earned, a component of new vehicle gross profit, and floorplan interest expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Variance	2005	2004	Variance
Floorplan assistance	$31.5	$29.9	$1.6	$58.6	$56.0	$2.6
Floorplan interest expense	(28.8)	(20.3)	(8.5)	(54.2)	(36.9)	(17.3)

Net inventory carrying benefit	$2.7	$9.6	$(6.9)	$4.4	$19.1	$(14.7)

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
($ in millions, except per			Favorable/				Favorable/
vehicle data)	2005	2004	(Unfavorable)	% Variance	2005	2004	(Unfavorable)	% Variance
Revenue:
New vehicle	$3,023.9	$2,965.9	$58.0	2.0	$5,648.5	$5,674.7	$(26.2)	(.5)
Used vehicle	1,133.1	1,080.7	52.4	4.8	2,188.6	2,141.9	46.7	2.2
Parts and service	652.6	611.2	41.4	6.8	1,286.4	1,220.8	65.6	5.4
Finance and insurance, net	159.9	154.1	5.8	3.8	304.7	301.7	3.0	1.0
Other	8.8	8.8	—	—	17.1	17.5	(.4)	(2.3)

Total revenue	$4,978.3	$4,820.7	$157.6	3.3	$9,445.3	$9,356.6	$88.7	.9

Gross profit:
New vehicle	$214.6	$209.8	$4.8	2.3	$407.2	$405.3	$1.9	.5
Used vehicle	106.5	100.7	5.8	5.8	218.8	205.1	13.7	6.7
Parts and service	284.8	270.7	14.1	5.2	558.9	537.7	21.2	3.9
Finance and insurance	159.9	154.1	5.8	3.8	304.7	301.7	3.0	1.0
Other	6.9	7.2	(.3)	(4.2)	13.5	14.3	(.8)	(5.6)

Total gross profit	$772.7	$742.5	$30.2	4.1	$1,503.1	$1,464.1	$39.0	2.7

Retail vehicle unit sales:
New vehicle	103,376	104,178	(802)	(.8)	193,487	198,634	(5,147)	(2.6)
Used vehicle	60,215	60,462	(247)	(.4)	119,090	121,280	(2,190)	(1.8)

Total	163,591	164,640	(1,049)	(.6)	312,577	319,914	(7,337)	(2.3)

Revenue per vehicle retailed:
New vehicle	$29,251	$28,470	$781	2.7	$29,193	$28,569	$624	2.2
Used vehicle	$15,152	$14,579	$573	3.9	$15,002	$14,509	$493	3.4

Gross profit per vehicle retailed:
New vehicle	$2,076	$2,014	$62	3.1	$2,105	$2,040	$65	3.2
Used vehicle	$1,772	$1,657	$115	6.9	$1,817	$1,680	$137	8.2
Finance and insurance	$977	$936	$41	4.4	$975	$943	$32	3.4

	Three Months Ended June 30,		Six Months Ended June 30,
	% 2005	% 2004	% 2005	% 2004
Revenue mix percentages:
New vehicle	60.7	61.5	59.8	60.6
Used vehicle	22.8	22.4	23.2	22.9
Parts and service	13.1	12.7	13.6	13.0
Finance and insurance, net	3.2	3.2	3.2	3.2
Other	.2	.2	.2	.3

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	27.8	28.3	27.1	27.7
Used vehicle	13.8	13.6	14.6	14.0
Parts and service	36.9	36.5	37.2	36.7
Finance and insurance	20.7	20.8	20.3	20.6
Other	.8	.8	.8	1.0

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.1	7.2	7.1
Used vehicle	11.7	11.4	12.1	11.6
Parts and service	43.6	44.3	43.4	44.0
Total	15.5	15.4	15.9	15.6

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
($ in millions,			Favorable/				Favorable/
except per vehicle data)	2005	2004	(Unfavorable)	% Variance	2005	2004	(Unfavorable)	% Variance
Reported:
Revenue	$3,052.0	$2,966.5	$85.5	2.9	$5,736.6	$5,678.7	$57.9	1.0
Gross profit	$216.8	$209.8	$7.0	3.3	$414.1	$405.3	$8.8	2.2
Retail vehicle unit sales	104,164	104,201	(37)	—	195,748	198,800	(3,052)	(1.5)
Revenue per vehicle retailed	$29,300	28,469	$831	2.9	$29,306	$28,565	741	2.6
Gross profit per vehicle retailed	$2,081	$2,013	$68	3.4	$2,115	$2,039	$76	3.7
Gross profit as a percentage of revenue	7.1%	7.1%			7.2%	7.1%
Days supply (industry standard of selling days, including fleet)	51 days	74 days

Same Store:
Revenue	$3,023.9	$2,965.9	$58.0	2.0	$5,648.5	$5,674.7	$(26.2)	(.5)
Gross profit	$214.6	$209.8	$4.8	2.3	$407.2	$405.3	$1.9	.5
Retail vehicle unit sales	103,376	104,178	(802)	(.8)	193,487	198,634	(5,147)	(2.6)
Revenue per vehicle retailed	$29,251	$28,470	$781	2.7	$29,193	$28,569	$624	2.2
Gross profit per vehicle retailed	$2,076	$2,014	$62	3.1	$2,105	$2,040	$65	3.2
Gross profit as a percentage of revenue	7.1%	7.1%			7.2%	7.1%

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Variance	2005	2004	Variance
Floorplan assistance	$31.5	$29.9	$1.6	$58.6	$56.0	$2.6
Floorplan interest expense	(28.8)	(20.3)	(8.5)	(54.2)	(36.9)	(17.3)

Net inventory carrying benefit	$2.7	$9.6	$(6.9)	$4.4	$19.1	$(14.7)

     Reported new vehicle performance for the three and six months ended June 30, 2005 benefited from the impact of acquisitions and divestitures when compared to same store performance.
     Same store new vehicle revenue for the three months ended June 30, 2005 increased compared to the same period in 2004 primarily as a result of a same store revenue per unit increase offset by a slight decrease in volume. Same store revenue per vehicle retailed and gross profit per vehicle retailed increased as a result of an increase in sales of more expensive cars, and our focus on pricing and profitability and management of inventory levels. Same store new vehicle revenue and gross profit for the six months ended June 30, 2005 remained relatively flat.
     At June 30, 2005, our new vehicle inventories were at $2.1 billion or 51 days supply compared to new vehicle inventories of $2.7 billion or 74 days supply at June 30, 2004. The decrease is due to our continued focus on managing inventory, although industry inventory levels remained high during the quarter. In June 2005, General Motors announced an “employee pricing for everyone” program in order to reduce its inventory levels. This was followed in July 2005 with similar programs introduced by Ford and Chrysler. We expect that these programs will reduce industry inventories by the fall of 2005 if manufacturers continue to show discipline and restraint with production. For the remainder of 2005, we anticipate that industry new vehicle sales will remain stable in the United States and continue to be highly competitive. However, the level of industry retail sales for 2005 is very difficult to predict.
     The net inventory carrying benefit (floorplan interest expense net of floorplan assistance recognized from manufacturers) for full-year 2004 was approximately $35 million. The net inventory benefit for the six months ended June 30, 2005 was $4.4 million, a decrease of $14.7 million compared to the same period in 2004, primarily as a result of increased floorplan interest expense due to higher interest rates. We expect to have similar negative trends for the remainder of 2005.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
($ in millions,			Favorable/				Favorable/
except per vehicle data)	2005	2004	(Unfavorable)	% Variance	2005	2004	(Unfavorable)	% Variance
Reported:
Retail revenue	$919.5	$881.7	$37.8	4.3	$1,811.3	$1,761.0	$50.3	2.9
Wholesale revenue	224.2	200.3	23.9	11.9	413.1	384.1	29.0	7.6

Total revenue	$1,143.7	$1,082.0	$61.7	5.7	$2,224.4	$2,145.1	$79.3	3.7

Retail gross profit	$107.3	$100.2	$7.1	7.1	$218.7	$203.9	$14.8	7.3
Wholesale gross profit	0.5	1.6	(1.1)		3.7	2.4	1.3

Total gross profit	$107.8	$101.8	$6.0	5.9	$222.4	$206.3	$16.1	7.8

Retail vehicle unit sales	60,554	60,472	82	.1	120,173	121,396	(1,223)	(1.0)
Revenue per vehicle retailed	$15,185	$14,580	$605	4.1	$15,072	$14,506	$566	3.9
Gross profit per vehicle retailed	$1,772	$1,657	$115	6.9	$1,820	$1,680	$140	8.3
Gross profit as a percentage of retail revenue	11.7%	11.4%			12.1%	11.6%

Days supply (trailing 30 days)	42 days	44 days

Same Store:
Retail revenue	$912.4	$881.5	$30.9	3.5	$1,786.6	$1,759.7	$26.9	1.5
Wholesale revenue	220.7	199.2	21.5	10.8	402.0	382.2	19.8	5.2

Total revenue	$1,133.1	$1,080.7	$52.4	4.8	$2,188.6	$2,141.9	$46.7	2.2

Retail gross profit	$106.7	$100.2	$6.5	6.5	$216.4	$203.8	$12.6	6.2
Wholesale gross profit	(0.2)	0.5	(0.7)		2.4	1.3	1.1

Gross profit	$106.5	$100.7	$5.8	5.8	$218.8	$205.1	$13.7	6.7

Retail vehicle unit sales	60,215	60,462	(247)	(0.4)	119,090	121,280	(2,190)	(1.8)
Revenue per vehicle retailed	$15,152	$14,579	$573	3.9	$15,002	$14,509	$493	3.4

Gross profit per vehicle retailed	$1,772	$1,657	$115	6.9	$1,817	$1,680	$137	8.2
Gross profit as a percentage of retail revenue	11.7%	11.4%			12.1%	11.6%
     Reported used vehicle performance for the three and six months ended June 30, 2005 benefited from the impact of acquisitions and divestitures when compared to same store performance.
     Same store used vehicle revenue for the three and six months ended June 30, 2005 increased compared to the same period in 2004 primarily as a result of an increase in same store average revenue per unit resulting from strengthened used vehicle market prices. Same store gross profit and same store gross profit as a percentage of revenue for the three and six months ended June 30, 2005 increased as a result of better inventory management focused on stocking more profitable core models.
     Used vehicle inventories were at $362.6 million or 42 days supply at June 30, 2005 compared to $347.1 million or 44 days supply at June 30, 2004.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
($ in millions,			Favorable/				Favorable/
except per vehicle data)	2005	2004	(Unfavorable)	% Variance	2005	2004	(Unfavorable)	% Variance
Reported:
Revenue	$658.3	$611.4	$46.9	7.7	$1,303.7	$1,222.0	$81.7	6.7
Gross profit	$287.7	$270.8	$16.9	6.2	$567.5	$538.2	$29.3	5.4
Gross profit as a percentage of revenue	43.7%	44.3%			43.5%	44.0%

Same Store:
Revenue	$652.6	$611.2	$41.4	6.8	$1,286.4	$1,220.8	$65.6	5.4
Gross profit	$284.8	$270.7	$14.1	5.2	$558.9	$537.7	$21.2	3.9
Gross profit as a percentage of revenue	43.6%	44.3%			43.4%	44.0%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.
     Reported parts and service revenue and gross profit for the three and six months ended June 30, 2005 benefited from the impact of acquisitions and divestitures when compared to same store performance.
     Same store parts and service revenue and gross profit increased for the three months ended June 30, 2005 due to increases in customer-paid and warranty work for parts and service as well as our parts wholesale business. In spite of one less service day in the current year compared to last year, same store parts and service revenue and gross profit increased for the six months ended June 30, 2005. The improvements are attributable in part to our service drive process, maintenance menu and service marketing program, as well as our pricing models and training programs.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
($ in millions,			Favorable/				Favorable/
except per vehicle data)	2005	2004	(Unfavorable)	% Variance	2005	2004	(Unfavorable)	% Variance
Reported:
Revenue and gross profit	$160.8	$154.2	$6.6	4.3	$307.6	$301.4	$6.2	2.1
Gross profit per vehicle retailed	$976	$936	$40	4.3	$974	$941	$33	3.5
Same Store:
Revenue and gross profit	$159.9	$154.1	$5.8	3.8	$304.7	$301.7	$3.0	1.0
Gross profit per vehicle retailed	$977	$936	$41	4.4	$975	$943	$32	3.4
     Reported finance and insurance revenue and gross profit for the three and six months ended June 30, 2005 benefited from the impact of acquisitions and divestitures when compared to same store performance.
     Same store finance and insurance revenue and gross profit increased for the three and six months ended June 30, 2005 as a result of increased new and used vehicle prices and increased retrospective commissions received on extended service contracts. Improvements were also driven by our continued emphasis on training of store associates, particularly in fourth quartile stores. Substantially higher interest rates in the future may negatively impact finance and insurance revenue and gross profit.

Operating Expenses
Selling, General and Administrative Expenses
     During the three and six months ended June 30, 2005, selling, general and administrative expenses increased $21.0 million and $25.5 million or 3.9% and 2.4%, respectively. As a percent of total gross profit, selling, general and administrative expenses improved to 70.8% and 70.7% for the three and six months ended June 30, 2005, respectively, due to our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses as a result of our streamlined regional structure. Additionally, we continue to centralize certain key store-level accounting and administrative activities in certain of our operating regions, which we expect will reduce our operating costs and improve our operating efficiency over time.
Non-Operating Income (Expense)
Floorplan Interest Expense
     Floorplan interest expense was $28.8 million and $20.3 million for the three months ended June 30, 2005 and 2004, respectively. Floorplan interest expense was $54.2 million and $36.9 million for the six months ended June 30, 2005 and 2004, respectively. The increase is primarily the result of higher interest rates partially offset by lower average new vehicle inventory levels. For the three months ended June 30, 2005 and 2004, the income statement impact from interest rate hedges was an additional expense of $.3 million and $.9 million, respectively. For the six months ended June 30, 2005 and 2004, the income statement impact from interest rate hedges was an additional expense of $1.1 million and $1.4 million, respectively. See discussion in Item 3, Quantitative and Qualitative Disclosures About Market Risk.
Other Interest Expense
     Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $15.4 million and $19.7 million for the three months ended June 30, 2005 and 2004, respectively, and $33.0 million and $39.0 million for the six months ended June 30, 2005 and 2004, respectively. The decrease is due to the repurchase of a portion of our senior unsecured notes and the retirement of certain mortgages. Other interest expense in 2004 includes interest related to the IRS settlement totaling $1.6 million and $2.8 million for the three and six months ended June 30, 2004.
Other Interest Expense — Senior Note Repurchases
     During 2005, we repurchased $101.1 million (face value) of our 9.0% senior unsecured notes at an average price of 111.1% of face value or $112.4 million. For the three and six months ended June 30, 2005, the premium paid for this repurchase was $.5 million and $11.3 million, respectively, plus related deferred costs of $.2 million and $3.8 million, respectively, which were recognized as Other Interest Expense in the accompanying 2005 Unaudited Consolidated Income Statements.
Provision for (Benefit from) Income Taxes
     The effective income tax rate was 36.6% and 37.8% for the three months ended June 30, 2005 and 2004, respectively, and 37.1% and 38.6% for the six months ended June 30, 2005 and 2004, respectively. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters arising during the period.
     In 2005, we completed the federal income tax audit for the years 1997 through 2001. During the three and six months ended June 30, 2005, we recorded net income tax benefits in our provision for income taxes totaling $5.2 million, and $6.6 million, respectively, primarily related to the resolution of various income tax matters. During the three and six months ended June 30, 2004, income taxes were positively impacted by $2.0 million and $.8 million, respectively, in adjustments for other tax matters. We also recognized a $95.7 million and $107.4 million gains included in Discontinued Operations for the three and six months ended June 30, 2005, respectively, related to the resolution of various income tax matters.

     A federal income tax audit for 2002 and 2003 was recently initiated by the IRS. We are routinely audited by the states in which we do business and remain under examination by various states for the tax years discussed above. We expect additional state and federal tax adjustments in the future as we continue to work through various tax matters. Once we resolve our open tax matters, we expect our effective tax rate to be approximately 39.8%.
Financial Condition
     At June 30, 2005, we had $36.2 million of unrestricted cash and cash equivalents. At June 30, 2005, we had two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. There were no borrowings on these revolving credit facilities during 2005 and 2004. In July 2005, we terminated the existing credit facilities and entered into a new five-year revolving credit facility with an aggregate borrowing capacity of $600.0 million with investment-grade terms, including lower credit spreads compared to the facilities it replaced. The facility is guaranteed by substantially all of our subsidiaries. We have negotiated a letter of credit sublimit as part of our multi-year revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit which totaled $85.2 million at July 25, 2005.
     In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2005, surety bonds, letters of credit and cash deposits totaled $116.2 million, including $82.8 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
     We also have 9.0% senior unsecured notes due August 1, 2008. During the six months ended June 30, 2004, we repurchased $101.1 million (face value) of senior unsecured notes at an average price of 111.1% of face value or $112.4 million. For the three and six months ended June 30, 2005, the premium paid for this repurchase was $.5 million and $11.3 million, respectively, plus related deferred financing costs of $.2 million and $3.8 million, respectively, which were recognized as Other Interest Expense in the accompanying 2005 Unaudited Consolidated Income Statements. Through June 30, 2005, cumulative repurchases of senior unsecured notes, which began during the fourth quarter of 2004, totaled $104.5 million (face value). The senior unsecured notes are guaranteed by substantially all of our subsidiaries.
     We maintain corporate credit ratings from rating agencies. The Company, our revolving credit facility and senior unsecured notes carry investment grade ratings from Standard & Poor’s. Our revolving credit facility and senior unsecured notes carry investment grade ratings from Fitch Ratings. Although Moody’s credit ratings are currently non-investment grade, it raised the ratings outlook in 2004 to positive from stable and affirmed its positive outlook during 2005 for the Company and the senior unsecured notes. The senior unsecured notes have provisions linked to credit ratings of our senior unsecured notes. The interest rate for the revolving credit facility is impacted by our senior unsecured credit ratings. In the event of a downgrade in our credit ratings, we would continue to have access to the revolving credit facility, although at higher rates of interest. Certain covenants in the senior unsecured note indenture would be eliminated with certain upgrades to investment grade of our senior unsecured notes.
     During the six months ended June 30, 2005, we repaid $34.1 million of the outstanding balance under mortgage facilities with automotive manufacturers’ captive finance subsidiaries, which includes a prepayment totaling $28.3 million. At June 30, 2005, we had $284.0 million outstanding under two mortgage facilities. Our remaining capacity under these mortgages expired on June 25, 2005. The facilities bear interest at LIBOR-based interest rates and are secured by mortgages on certain of our stores properties.

     We finance our new vehicle inventories through secured floorplan facilities, primarily with automotive manufacturers’ captive finance subsidiaries as well as independent financial institutions. As of June 30, 2005, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.9 billion of which $2.4 billion was outstanding at June 30, 2005. We finance our used vehicle inventory primarily through cash flow from operations.
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
     During the six months ended June 30, 2005, we repurchased 7.6 million shares of our common stock in the open market for an aggregate purchase price of $148.6 million, leaving $159.9 million available for share repurchases under our current Board authorization. While we expect to continue repurchasing shares, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses. Future share repurchases are also subject to limitations contained in the indenture for our senior unsecured notes.
     As a matter of course, we are regularly audited by various tax authorities. From time to time, these audits result in proposed assessments. Other tax accruals totaled $60.4 million and $181.3 million at June 30, 2005 and December 31, 2004, respectively, and relate to various tax matters where the ultimate resolution may result in us owing additional tax payments. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. We completed the federal income tax audit for the years 1997 through 2001 and a federal income tax audit for 2002 and 2003 was recently initiated by the IRS. We remain under examination by various states for the tax years discussed above. We expect additional state and federal tax adjustments in the future as we continue to work through various tax matters. Once we resolve our open tax matters, we expect our base effective tax rate to be approximately 39.8%. See Note 8, Income Taxes, of Notes to Unaudited Consolidated Financial Statements for additional discussion of income taxes.
Cash Flows
     Cash and cash equivalents decreased by $59.9 million and $114.2 million during the six months ended June 30, 2005 and 2004, respectively. The major components of these changes are discussed below.
Cash Flows — Operating Activities
     Cash provided by operating activities was $198.0 million and $201.2 million during the six months ended June 30, 2005 and 2004, respectively.
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

     Capital expenditures, excluding property lease buyouts, were $57.3 million and $54.4 million during the six months ended June 30, 2005 and 2004, respectively. We project that 2005 full-year capital expenditures will be approximately $130 million, excluding acquisition-related spending and opportunistic lease buy-outs.
     Property operating lease buy-outs were $10.3 million and $77.7 million for the six months ended June 30, 2005 and 2004, respectively. We continue to analyze certain higher cost operating leases and evaluate alternatives in order to lower effective financing costs.
     Total cash used in business acquisitions, net of cash acquired, was $8.0 million and $154.4 million for the six months ended June 30, 2005 and 2004, respectively. We acquired one automotive retail franchise and other related assets during the six months ended June 30, 2005 and five automotive retail franchises and other related assets during the six months ended June 30, 2004. Cash used in business acquisitions during the six months ended June 30, 2005 and 2004 includes $7.5 million and $3.1 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. We expect that future acquisitions will primarily target single stores or store groups focused in key existing markets.
Cash Flows — Financing Activities
     Cash flows from financing activities primarily include treasury stock purchases and stock option exercises.
     During the six months ended June 30, 2005 and 2004, we repurchased 7.6 million and 6.5 million shares of our common stock, respectively, for an aggregate price of $148.6 million and $107.9 million, respectively, under our Board-approved share repurchase programs. We are projecting 2005 combined spending on acquisitions and share repurchases of $300 million, depending upon market conditions. During the six months ended June 30, 2005 and 2004, proceeds to the Company from the exercise of stock options were $52.7 million and $49.9 million, respectively.
     During 2005, we repurchased $101.1 million (face value) of our 9.0% senior unsecured notes at an average price of 111.1% of face value or $112.4 million.
     During 2005, we repaid $34.1 million of amounts outstanding under our mortgage facilities, including a prepayment totaling $28.3 million.
Liquidity
     In July 2005, we terminated our existing credit facilities and entered into a new five-year revolving credit facility with an aggregate borrowing capacity of $600.0 million. We believe that our funds generated through future operations and availability of borrowings under our secured floorplan facilities (for new vehicles) and revolving credit facility will be sufficient to fund our debt service and working capital requirements, payment of tax obligations, commitments and contingencies and any seasonal operating requirements for the foreseeable future. We intend to finance capital expenditures, business acquisitions, debt retirements and share repurchases through cash flow from operations, our revolving credit facility and other financings. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At July 25, 2005, we have available capacity under our revolving credit facility and available cash totaling approximately $570 million, net of outstanding letters of credit.
     We will continue to evaluate the best use of our operating cash flow among capital expenditures, share repurchases, acquisitions and debt reduction, including possible additional repurchases of our senior unsecured notes and/or prepayments of our mortgage facilities. We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes restricts our ability to declare cash dividends.

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
New Accounting Pronouncements
     See Note 2, Stock Options, of the Notes to Unaudited Consolidated Financial Statements.
Forward-Looking Statements
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by us or our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
•	The automotive retailing industry is cyclical and is sensitive to changing economic conditions and various other factors. Our business and results of operations are dependent in large part on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

•	Our stores are dependent on the programs, financial condition and operations of vehicle manufacturers with whom we hold franchises. Any event that has a material adverse effect on these manufacturers or their financial condition, credit ratings, management or designing, marketing, production or distribution capabilities (such as increases in interest rates, poor product mix or unappealing vehicle design, among others) may adversely affect our store operations and, in turn, materially affect our business, results of operations, financial condition, cash flows and prospects.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores in key markets on favorable terms or at all.

•	We are subject to interest rate risk in connection with our vehicle floorplan payable, revolving credit facility and mortgage facilities that could have a material adverse effect on our profitability.

•	Our revolving credit facility and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We must test our intangibles for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. At June 30, 2005 and December 31, 2004, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $393.3 million and $494.5 million, respectively, and had a fair value of $429.1 million and $561.5 million, respectively. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions.
Interest Rate Risk
     At June 30, 2005 and December 31, 2004, we had variable rate vehicle floorplan payable totaling $2.4 billion and $2.5 billion, respectively. Based on these amounts at June 30, 2005 and December 31, 2004, a 100 basis point change in interest rates would result in an approximate $24.0 million and $25.0 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates. Net of floorplan assistance, at June 30, 2005 and December 31, 2004, a 100 basis point change in interest rates would result in an approximate $19.5 million and $20.5 million, respectively, change to our net inventory carrying costs.
     At June 30, 2005 and December 31, 2004, we had other variable rate debt outstanding totaling $284.0 million and $318.1 million, respectively, consisting of mortgage facilities. Based on the amounts outstanding at June 30, 2005 and December 31, 2004, a 100 basis point change in interest rates would result in an approximate $2.8 million and $3.2 million change to interest expense, respectively.
Hedging Risk
     We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income (loss). These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. We have a series of interest rate hedge instruments with a notional value of $800.0 million, consisting of a combination of swaps, and cap and floor options (collars). The instruments are designed to convert certain floating rate vehicle floorplan payable and mortgage notes to fixed rate debt. We have $200.0 million in swaps, which started in 2004 and effectively lock in a LIBOR-based rate of 3.0%, and $600.0 million in collars that cap floating rates to a maximum LIBOR-based rate no greater than 2.4%. All of our hedges mature between February 2006 and July 2006. For the six months ended June 30, 2005 and 2004, net unrealized gains (losses) related to hedges included in other comprehensive gain (loss) were $.9 million and ($.9) million, respectively. For the three months ended June 30, 2005 and 2004, the income statement impact from interest rate hedges was an additional expense of $.3 million and $.9 million, respectively. For the six months ended June 30, 2005 and 2004, the income statement impact from interest rate hedges was an additional expense of $1.1 million and $1.4 million, respectively. As of June 30, 2005, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.
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
     We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing certain key accounting processes. We have substantially implemented the core phase in 70 of our 274 stores as of June 30, 2005. In the final or “extended” phase, substantially all remaining store accounting functions are centralized to a shared resource center. As of June 30, 2005, we have implemented the extended phase at 22 of our 274 stores.
     There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2005. See Note 7 of our Notes to Unaudited Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of	Maximum Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May Yet Be
	Of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Programs	Programs (in millions)(1)(2)

April 1, 2005 to April 30, 2005	133,100	$18.01	133,100	235.1
May 1, 2005 to May 31, 2005	1,350,000	$19.46	1,350,000	208.8
June 1, 2005 to June 30, 2005	2,388,400	$20.50	2,388,400	159.9

Total	3,871,500		3,871,500

(1)	Future share repurchases are subject to limitations contained in the indenture for the Company’s senior unsecured notes.

(2)	In October 2004, the Company’s Board of Directors authorized an additional $250.0 million share repurchase program. This program does not have an expiration date.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s annual meeting of shareholders held on May 11, 2005, the shareholders of the Company voted on the following two matters:
1.	The election of seven directors, each for a term expiring at the next annual meeting or until their successors are duly elected and qualified;

2.	The ratification of the appointment of the Company’s independent registered public accounting firm for 2005.
     All of the director nominees were elected based on the following votes:

Director Nominee	Votes Cast For	Votes Withheld

Robert J. Brown	238,715,046	5,840,940
J.P. Bryan	238,703,731	5,852,255
Rick L. Burdick	190,994,209	53,561,777
William C. Crowley	242,943,804	1,612,182
Mike Jackson	241,514,153	3,041,833
Edward S. Lampert	242,890,331	1,665,655
Irene B. Rosenfeld	239,947,404	4,608,582
The appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2005 was ratified based on the following votes:

Votes Cast For	Votes Cast Against	Votes Abstained
239,223,572	4,237,757	1,094,657

ITEM 6. EXHIBITS
     (a) Exhibits:
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.
By:	/s/ J. Alexander McAllister
J. Alexander McAllister
Vice President and Corporate Controller (DULY AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

Date: July 28, 2005