Form 10-K
period 2005-12-31
AUTONATION INC /FL
filed 2006-03-03
CIK 350698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).
                          Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer  ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3.5 billion based on the closing price of the common stock on The New York Stock Exchange on such date.
      As of February 24, 2006, the registrant had 262,522,388 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III Portions of the Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

INDEX
TO FORM 10-K

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	70
PART III
Item 10.	Directors and Executive Officers of the Registrant	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions	71
Item 14.	Principal Accountant Fees and Services	71
PART IV
Item 15.	Exhibits and Financial Statement Schedules	71
Supplemental Indenture
Supplemental Indenture
Subsidiaries
Consent of KPMG LLP
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

PART I

ITEM 1.	BUSINESS
Introduction
      AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2005, we owned and operated 346 new vehicle franchises from 269 stores located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell, representing more than 90% of the new vehicles that we sold in 2005, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.
      We operate in a single operating and reporting segment, automotive retailing. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, reducing operating expenses, leveraging our market brands and advertising, improving asset management and driving common processes across all of our stores.
      We were incorporated in Delaware in 1991. Our common stock, par value $.01 per share, is listed on The New York Stock Exchange under the symbol “AN.” For information concerning our financial condition, results of operations and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business, operations, financial performance and cash flows that we describe below under “Risk Factors.”

Availability of Reports and Other Information
      Our corporate website is http://corp.AutoNation.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission (the “Commission”). We also make available on our website copies of materials regarding our corporate governance policies and practices, including the AutoNation, Inc. Corporate Governance Guidelines, our company-wide Code of Business Ethics, our Code of Ethics for Senior Officers, our Code of Business Ethics for the Board of Directors, and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations Department, AutoNation, Inc., 110 S.E. 6th Street, Fort Lauderdale, Florida 33301. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.
Business Strategy
      As a specialty retailer, our business model is focused on developing and maintaining satisfied customers. The foundation of our business model is operational excellence. We continue to pursue the following strategies to achieve our targeted level of operational excellence:

•	Deliver a positive customer experience at our stores

•	Leverage our significant scale to improve our operating efficiency

•	Increase our productivity

•	Build a powerful brand in each of our local markets

      Our strategies are supported by our use of information technology. We use the Internet to develop and acquire customer leads and referrals. By pursuing our strategies and leveraging information technology to enhance our customer relationships, we hope to convince potential customers who live or work in our markets that an educated vehicle buying decision cannot be made without considering our stores.
      A key component of our strategy is to maximize the return on investment generated by the use of cash flow that our business generates. We expect to use our cash flow to make capital investments in our current business, to complete strategic dealership acquisitions and to repurchase our common stock pursuant to our Board-authorized share repurchase program. Our capital allocation decisions will be based on such factors as the expected rate of return on our investment, the market price of our common stock, the potential impact on our capital structure and our ability to complete strategic dealership acquisitions that meet our return on investment target. We also divest non-core stores from time to time in order to improve our portfolio of stores and to generate sales proceeds that can be reinvested at a higher expected rate of return.

Deliver a Positive Customer Experience
      Our goal is to deliver a positive customer experience at our stores. Our efforts to improve our customers’ experience at our stores include the following practices and initiatives in key areas of our business:

•	Improving Customer Service: The success of our stores depends in significant part on our ability to deliver positive experiences to our customers. We have developed and continue to implement standardized customer-friendly sales and service processes. We expect these processes will continue to improve the sales and service experiences of our customers. We have developed and are implementing across our stores a customer-friendly sales menu designed to provide clear disclosure of purchase or lease transaction terms. We emphasize the importance of customer satisfaction to our key store personnel by basing a portion of their compensation on the quality of customer service they provide in connection with vehicle sales and service.

•	Increasing Parts and Service Sales: Our goal is that our customers will use us for all of their vehicle service needs. Our key initiatives for our parts and service business are focused on optimizing our processes, pricing and promotion. We have implemented across all of our stores standardized service processes and marketing communications, which are designed to ensure that we offer our existing and potential customers the complete range of vehicle maintenance and repair services. We expect our service processes and marketing communications to increase our customer-pay service and parts business. As a result of our significant scale, we believe we can communicate frequently and effectively with our customers. Our efforts at optimizing our pricing are directed toward maintaining competitive pricing for commonly performed vehicle services and repairs for like-brand vehicles within each of our markets.

•	Increasing Finance, Insurance and Other Aftermarket Product Sales: We continue to improve our finance and insurance business by using our standardized processes across our store network. Our customers are presented with the “AutoNation Pledge,” which provides clear disclosure relating to the finance and insurance sales process. We believe the pledge improves our customers’ shopping experience for finance and insurance products at our stores. Additionally, our stores use our customer-friendly electronic finance and insurance menu, which is designed to ensure that we offer our customers the complete range of finance, insurance and other aftermarket products in a transparent manner. We offer our customers aftermarket products such as extended warranty contracts, maintenance programs, theft deterrent systems and various insurance products at competitive rates and prices. We also continue to focus on optimizing the mix of finance sources available for our customers’ convenience.

Leverage Our Significant Scale
      We continue to leverage our status as the largest automotive retailer in the United States to further improve our cost structure by obtaining significant cost savings in our business. The following practices and initiatives reflect our commitment to leveraging our scale and managing cost:

•	Managing New Vehicle Inventories: We continue to manage our new vehicle inventories to optimize our stores’ supply and mix of new vehicle inventory. Through the use of our web-based planning and tracking system, in markets where our stores have critical mass in a particular brand, we view new vehicle inventories at those same brand stores in the aggregate and coordinate vehicle ordering and inventories across those stores. We believe our web-based planning and tracking system and new vehicle purchasing strategy enable us to better manage our new vehicle inventory to achieve specific month-end unit inventory targets. We also target our new vehicle inventory purchasing to our core, or most popular, model packages. We are focused on maintaining appropriate inventory levels, which we believe is important in light of the higher carrying costs associated with the higher interest rates that we experienced in 2005 and that we expect in 2006. We believe our inventory management enables us to (1) respond to customer requests better than smaller independent retailers with more limited inventories and (2) maximize the availability of the most desirable products during seasonal peak periods of customer demand for vehicles.

•	Increasing Used Vehicle Sales and Managing Used Vehicle Inventories: Each of our stores offers a variety of used vehicles. We believe that we have access to desirable used vehicle inventory and are in a position to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which we believe are improving consumers’ attitudes toward used vehicles. We use a web-based used vehicle inventory tool that enables our stores within each of our markets to optimize their used vehicle inventory supply, mix and pricing. We also are managing our used vehicle inventory to enable us to offer our customers a wide selection of desirable lower-cost vehicles, which are often in high demand by consumers. Our used vehicle business strategy is focused on (1) using our customized vehicle inventory management system, which is our standardized approach to pricing, inventory mix and used vehicle asset management based on our established common processes, and (2) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size.

•	Managing Costs: We continue to aggressively manage our business and leverage our scale to reduce costs. We continue to focus on developing national vendor relationships to standardize our stores’ approach to purchasing certain equipment, supplies, and services, and to improve our cost efficiencies. As an example, we realize cost efficiencies with respect to advertising and facilities maintenance that are generally not available to smaller retailers.

Increase Productivity
      The following are examples of key initiatives we have implemented to increase productivity:

•	Managing Employee Productivity and Compensation: We continue to develop and implement at our stores standardized compensation guidelines and common element pay plans that take into account our sales volume and gross margin objectives, the vehicle brand and the size of the store. We continue to focus on better aligning the compensation of our employees with the performance of our stores to improve employee productivity, reward and retain high-performing employees and to ensure appropriate variability of our compensation expense.

•	Using Information Technology: We are leveraging information technology to enhance our customer relationships and increase productivity. We continue to use a web-based customer relationship management tool across all of our stores. We believe this tool enables us to promote and sell our vehicles and other products more effectively by allowing us to better understand our customer traffic flows and better manage our showroom sales processes and customer relationships. We have developed a company-wide customer database that contains information on our stores’ existing and potential customers. We believe our customer database enables us to implement more effectively our vehicle sales and service marketing programs. We expect our customer database and other tools to continue to empower us to implement our customer relationship strategy more effectively and improve our productivity.

•	Training Employees: One of our key initiatives to improve our productivity is our customized comprehensive training program for key store employees. We believe that having well-trained personnel is an essential requirement for implementing standardized operating practices and policies across all of our stores. Our training program educates our key store employees about their respective job roles and responsibilities and our standardized common processes in all of our areas of operation, including sales, finance and insurance and fixed operations. Our training program also emphasizes the importance of conducting our operations, including our finance and insurance sales operations, in accordance with applicable laws and regulations and our policies and ethical standards. As part of our training program, we conduct specialized training for certain of our store employees in areas such as finance and insurance, fixed operations and sales. We also require all of our employees, from our senior management to our technicians, to participate in our Business Ethics Program, which includes web-based interactive training programs, live training workshops, written manuals and videos on specific topics. We also are launching the AutoNation General Manager University in 2006 to prepare our future general manager prospects to become well-rounded successful leaders of our stores. We expect our comprehensive training program to improve our productivity by ensuring that all of our employees consistently execute our business strategy and manage our daily operations in accordance with our common processes and policies, applicable laws and regulations and our high standards of business ethics.

Build Powerful Local-Market Brands
      In many of our key markets where we have significant market share, we are marketing our stores under a local retail brand. We continue to position these local retail brands to communicate to customers the key features that we believe differentiate our stores in our branded markets from our competitors, such as the large inventory available for customers, our extended evening and weekend service hours and the competitive pricing we offer for widely available services. We believe that by having our stores within each local market speak with one voice to the automobile-buying public, we can achieve marketing and advertising cost savings and efficiencies that generally are not available to many of our local competitors. We also believe that we can create strong retail brand awareness in our markets.
      We have fifteen local brands in our key markets, including “Maroone” in South Florida; “John Elway” in Denver, Colorado; “AutoWay” in Tampa, Florida; “Bankston” in Dallas, Texas; “Courtesy” in Orlando, Florida; “Desert” in Las Vegas, Nevada; “Team” in Atlanta, Georgia; “Mike Shad” in Jacksonville, Florida; “Dobbs” in Memphis, Tennessee; “Fox” in Baltimore, Maryland; “Mullinax” in Cleveland, Ohio; “Appleway” in Spokane, Washington; “Champion” in South Texas; “Power” in Southern California and Arizona; and “AutoWest” in Northern California. The stores we operate under local retail brands as of December 31, 2005 accounted for approximately 69% of our total revenue during fiscal 2005.
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

      We provide a wide variety of financial products and services to our customers in a convenient manner and at competitive prices. We arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, in exchange for a commission payable to us by the third-party lender. Commissions that we receive from these third-party lenders may be subject to chargeback, in full or in part, if loans that we arrange are defaulted on or prepaid or upon other specified circumstances. However, our exposure to loss in connection with arranging third-party financing generally is limited to the commissions that we receive. We do not directly finance our customers’ vehicle leases or purchases.
      We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), credit insurance, lease “wear and tear” insurance and theft protection products at competitive prices. The vehicle protection products that our stores currently offer to customers are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also may participate in future profit, if any, pursuant to a retrospective commission arrangement. Commissions that we receive from these third-party providers may be subject to chargebacks, in full or in part, if products that we sell, such as extended service contracts, are cancelled.
      Our stores also provide a wide range of vehicle maintenance, repair, paint and collision repair services, including warranty work that can be performed only at franchised dealerships and customer-pay service work.
Sales And Marketing
      We retailed approximately 627,000 new and used vehicles through our stores in 2005. We sell a broad range of well-known vehicle makes within each of our key markets.
      Our marketing efforts focus on mass marketing and targeted marketing in our local markets and are designed to build our business with a broad base of repeat, referral and new customers. We engage in marketing and advertising primarily through newspapers, radio, television, direct mail and outdoor billboards in our local markets. As we have consolidated our operations in certain of our key markets under one local retail brand name, we have been able to focus our efforts on building consumer awareness of the selected local retail brand name rather than on the individual legacy names under which our stores operated prior to their acquisition by us. We also continue to develop newspaper, television and radio advertising campaigns that we can modify for use in multiple local markets. We expect to continue to realize cost efficiencies with respect to advertising expenses that are not generally available to smaller retailers, due to our ability to obtain efficiencies in developing advertising campaigns and our ability to gain volume discounts and other concessions as we increase our presence within our key markets and operate our stores under a single retail brand name in our local markets.
      We also have been able to use our significant scale to market our stores and vehicle inventory via the Internet. According to industry analysts, the majority of new car buyers nationwide consult the Internet for new car information, which is resulting in better-informed customers and a more efficient sales process. As part of our e-commerce marketing strategy, we are focused on (1) developing websites and an Internet sales process that appeal to on-line automobile shoppers; (2) obtaining high visibility on the Internet through alliances with Internet search engines, such as Google, through our own websites, and through strategic partnerships and alliances with other e-commerce companies, including Microsoft’s MSN Autos, America Online, Edmunds, Kelley Blue Book, Yahoo! Autos and others; and (3) developing and maintaining a cost structure that permits us to operate efficiently. In addition, under the terms of our strategic alliances and partnerships with e-commerce companies, we have access to hundreds of thousands of customer leads, which increases our potential for new and used vehicle sales.
Agreements with Vehicle Manufacturers
      We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described in the following paragraph, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness and customer satisfaction), which, if we do not satisfy, adversely impact our ability to make further acquisitions of such manufacturer’s stores or could result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits (nationally, regionally and in local markets) on the number of stores that we may acquire of the particular manufacturer and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our board of directors during a specified time period, the acquisition of 20% or more of the voting stock of our company by another vehicle manufacturer or distributor or the acquisition of 50% or more of our voting stock by a person, entity or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our senior unsecured notes due 2008 or the credit agreement for our revolving credit facility.
      We operate each of our new vehicle stores under a franchise agreement with a vehicle manufacturer or distributor. The franchise agreements grant the franchised automotive store a non-exclusive right to sell the manufacturer or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our stores the right to use the manufacturer or distributor’s trademarks in connection with their operations, and they also impose numerous operational requirements and restrictions relating to inventory levels, working capital levels, the sales process, marketing and branding, showroom and service facilities and signage, personnel, changes in management and monthly financial reporting, among other things. The contractual terms of our stores’ franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases manufacturers have undertaken to renew such franchises upon expiration so long as the store is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Our stores’ franchise agreements provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes (including performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction). However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. From time to time, certain manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our stores. We generally work with these manufacturers to address the asserted performance issues. For a further discussion, please refer to the risk factor captioned “We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores” in the “Risk Factors” section of this document.
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
      Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws and other installment sales and leasing laws and regulations, some of which regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales and leasing. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.
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
Competition
      We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile store managerial experience and strong retail locations and facilities. According to the National Automotive Dealers Association, Manheim Auctions and reports of various industry analysts, the automotive retail industry is served by approximately 21,500 franchised automotive dealerships and approximately 45,000 independent used vehicle dealers. Several other public companies operate numerous automotive retail stores on a national or regional basis. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. Additionally, we are subject to competition in the automotive retailing business from private market buyers and sellers of used vehicles.
      In general, the vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a given vehicle brand may operate. Under most of our framework agreements with the vehicle manufacturers, our ability to acquire multiple dealers of a given brand within a particular market is limited. We are also restricted by various state franchise laws from relocating our stores or establishing new stores of a particular brand within any area that is served by another dealer of the same brand, and we generally need the manufacturer to approve the relocation or grant a new franchise in order to relocate or establish a store. However, to the extent that a market has multiple dealers of a particular brand, as most of our key markets do with respect to most vehicle brands we sell, we are subject to significant intra-brand competition.
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
Employees
      As of December 31, 2005, we employed approximately 27,000 full time employees, approximately 320 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.
Seasonality
      Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for vehicles and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. Accordingly, we expect our revenue and operating results generally to be lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events, and other factors unrelated to weather conditions, such as changing economic conditions and vehicle manufacturer incentive programs.
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
Executive Officers Of AutoNation
      We provide below information regarding each of our executive officers.

Name	Age	Position

Mike Jackson	57	Chairman of the Board and Chief Executive Officer
Michael E. Maroone	52	Director, President and Chief Operating Officer
Craig T. Monaghan	49	Executive Vice President and Chief Financial Officer
Jonathan P. Ferrando	40	Executive Vice President, General Counsel and Secretary
Kevin P. Westfall	50	Senior Vice President, Sales
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
      Michael E. Maroone has served as a director since July 2005 and as our President and Chief Operating Officer since August 1999. Following our acquisition of the Maroone Automotive Group in January 1997, Mr. Maroone served as President of our New Vehicle Dealer Division. In January 1998, Mr. Maroone was

named President of our Automotive Retail Group with responsibility for our new and used vehicle operations. Prior to joining our company, Mr. Maroone was President and Chief Executive Officer of the Maroone Automotive Group, one of the country’s largest privately-held automotive retail groups prior to its acquisition by us.
      Craig T. Monaghan has served as our Executive Vice President and Chief Financial Officer since March 2005 and as our Senior Vice President and Chief Financial Officer from May 2000 until March 2005. From June 1998 to May 2000, Mr. Monaghan was Chief Financial Officer of iVillage.com, a leading women’s network on the Internet. From 1991 until June 1998, Mr. Monaghan served in various executive capacities for Reader’s Digest Association, Inc., most recently as Vice President and Treasurer. Prior to joining Reader’s Digest, Mr. Monaghan worked in the finance groups of Bristol-Myers Squibb Company and General Motors Corporation.
      Jonathan P. Ferrando has served as our Executive Vice President, General Counsel and Secretary since March 2005. In September 2004, Mr. Ferrando assumed responsibility for our human resources and labor relations functions in addition to his role as General Counsel. Mr. Ferrando joined our Company in July 1996 and served in various capacities within our company, including as Senior Vice President, General Counsel and Secretary from January 2000 until March 2005 and as Senior Vice President and General Counsel of our Automotive Retail Group from March 1998 until January 2000. Prior to joining our Company, Mr. Ferrando was a corporate attorney with Skadden, Arps, Slate, Meagher & Flom from 1991 until 1996.
      Kevin P. Westfall has served as our Senior Vice President — Sales since October 2005 and as our Senior Vice President — Finance and Insurance and Fixed Operations from May 2003 until September 2005. From 2001 until May 2003, Mr. Westfall served as our Senior Vice President — Finance and Insurance. Previously, he served as President of our former wholly-owned captive finance company, AutoNation Financial Services, from 1997 through 2001. He is also the former President of BMW Financial Services for North America.

ITEM 1A.	RISK FACTORS
      Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.
      The success of our stores is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our stores an attractive, high quality and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, inventory financing assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts, to customers. Our stores perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and direct bill the manufacturer as opposed to invoicing the store customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our stores.
      The core brands of vehicles that we sell, representing more than 90% of the number of new vehicles that we sold in 2005, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW. In particular, our General Motors Corporation and Ford Motor Company stores represented over 37% of our new vehicle revenue in 2005. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer such as General Motors or Ford. In the event of a bankruptcy by a vehicle manufacturer, among other things: (i) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (ii) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (iii) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (iv) consumer demand for such manufacturer’s products could be materially adversely affected. These events may result in a partial or complete write-down of our goodwill, intangible franchise rights with respect to any terminated franchises, and/or receivables due from such manufacturers. In addition, vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our business, results of operations, financial condition, shareholders’ equity, cash flows and prospects.

The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.
      We believe that many factors affect industry-wide sales of new vehicles and retailers’ gross profit margins, including consumer confidence in the economy, the level of manufacturers’ excess production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Significant increases in interest rates, in particular, could significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between higher rates and higher monthly loan payments, a critical factor for many vehicle buyers. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, also could be impacted adversely by further significant increases in fuel prices, which rose dramatically during 2005. The length of consumer auto loans has increased recently and leasing of vehicles has decreased, which may result in customers deferring vehicle purchases in the future.
      Our new vehicle sales may differ from industry sales, including due to particular economic conditions and other factors in the geographic markets in which we operate. A significant decrease in new vehicle sales levels in the United States (or in our particular geographic markets) during 2006 as compared to 2005, or a decrease in new vehicle gross profit margins, could cause our actual earnings results to differ materially from our prior results and projected trends. Economic conditions and the other factors described above also may materially adversely impact our sales of used vehicles, finance and vehicle protection products, vehicle service and parts and repair services.

Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.
      Most vehicle manufacturers use incentive and marketing programs to spur consumer demand for their vehicles, such as 0% financing and manufacturer employee pricing offers. These sales incentive programs are often not announced in advance and therefore can be difficult to plan for when ordering inventory. In addition, certain manufacturers offer extended product warranties or free service programs to consumers. From time to time, manufacturers modify and discontinue these dealer assistance and consumer incentive and marketing programs, which could have a significant adverse effect on our new vehicle and aftermarket product sales, consolidated results of operations and cash flows.

Adverse weather events can disrupt our business.
      Our stores are concentrated in states and regions in the United States, including primarily Florida, Texas and California, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.
      Vehicle manufacturers and distributors with whom we hold franchises have significant influence over the operations of our stores. The terms and conditions of our framework, franchise and related agreements and the manufacturers’ interests and objectives may, in certain circumstances, conflict with our interests and objectives. For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness and customer satisfaction, and can influence our ability to acquire additional stores, the naming and marketing of our stores, the operations of our e-commerce sites, our selection of store management, the condition of our store facilities, product stocking and advertising spending levels, and the level at which we capitalize our stores. Manufacturers may also have certain rights to restrict our ability to provide guaranties of our operating companies, pledges of the capital stock of our subsidiaries and liens on their assets, which could adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels. From time to time, we are precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, sales effectiveness and customer satisfaction) until our performance improves in accordance with the agreements, subject to applicable state franchise laws.
      Manufacturers also have the right to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the financial condition, results of operations, cash flows and prospects of our stores in the market in which the franchise action is taken.
      Our framework, franchise and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management or any unapproved transfer of franchise rights), subject to state laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our stores. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction and other performance requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows and prospects.
      In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our senior unsecured notes due 2008 or the credit agreement for our revolving credit facility.

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
      Many of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. We and the other dealership defendants appealed the ruling to the Fifth Circuit Court of Appeals, which on October 5, 2004 reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, we and the plaintiffs in each of the cases agreed to settlement terms. The state settlement, which was approved preliminarily by the state court on December 27, 2005, is contingent upon final court approval, the hearing for which is currently scheduled for June 2006. The claims against us in federal court also would be settled contingent upon final approval in the state action. The estimated expense of the settlements is not a material amount and includes our stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, our stores would be permitted to continue to itemize and pass through to the customer the cost of the inventory tax. If the settlements are not finally approved, we would then vigorously assert available defenses in connection with the TADA lawsuits. Further, we may have certain rights of indemnification with respect to certain aspects of these lawsuits. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact our ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.
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
      The automotive retailing industry, including our facilities and operations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, escheatment, money laundering, environmental, health and safety, wage-hour, anti-discrimination and other employment practices. Specifically with respect to motor vehicle sales, retail installment sales, leasing, and the sale of finance, insurance and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environmental, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our existing or acquired facilities in compliance therewith.
      Legislative or similar measures have recently been enacted or pursued in certain states in which we operate to limit the fees that dealerships may earn in connection with arranging financing for vehicle purchasers, to require disclosure to consumers of the fees that stores earn to arrange financing and to enact other additional regulations with respect to various aspects of our business, including with respect to the sale of used vehicles and finance and insurance products. Recent litigation against certain vehicle manufacturers’ captive finance subsidiaries alleging discriminatory lending practices has resulted in settlements, and may result in future settlements, that could reduce the fees earned by our stores in connection with the origination of consumer loans. The enactment of laws and regulations that materially impair or restrict our finance and insurance or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

Our ability to grow our business may be limited by our ability to acquire automotive stores on favorable terms or at all.
      The automotive retail industry is a mature industry. Accordingly, the growth of our automotive retail business since our inception has been primarily attributable to acquisitions of franchised automotive dealership groups. As described above, manufacturer approval of our proposed acquisitions generally is subject to our compliance with applicable performance standards (including with respect to matters such as sales volume, sales effectiveness and customer satisfaction) or established acquisition limits, particularly regional and local market limits. In addition, in the current environment, it has been difficult to identify dealership acquisitions in our core markets that meet our return on investment targets. As a result, we cannot assure you that we will be able to acquire stores selling desirable automotive brands at desirable locations in our key markets or that any such acquisitions can be completed on favorable terms or at all. Acquisitions involve a number of risks, many of which are unpredictable and difficult to quantify or assess, including, among other matters, risks relating to known and unknown liabilities of the acquired business and projected operating performance.

We are subject to interest rate risk in connection with our vehicle floorplan payable, revolving credit facility and mortgage facility that could have a material adverse effect on our profitability.
      The LIBOR-based interest rates under our revolving credit facility, mortgage facility and certain of our floorplan notes payable all increased in 2005, and we anticipate that such rates will increase further in 2006. Our net inventory carrying benefit (floorplan interest expense net of floorplan assistance that we receive from automotive manufacturers) has decreased in recent years and we expect to have a net inventory carrying cost in 2006. We cannot assure you that a significant increase in interest rates would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our revolving credit facility and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.
      The indenture relating to the 9% senior unsecured notes due August 2008 and the credit agreement relating to our revolving credit facility contain numerous financial and operating covenants that limit the discretion of our management with respect to various business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and repurchases of our shares) and invest-

ments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Our revolving credit facility also requires us to meet certain financial ratios and tests that may require us to take action to reduce debt or act in a manner contrary to our business objectives. A failure by us to comply with the obligations contained in our revolving credit facility or the indenture could result in an event of default under our revolving credit facility or the indenture, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our senior unsecured notes due August 2008 or the credit agreement for our revolving credit facility.

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
      We lease our corporate headquarters facility in Fort Lauderdale, Florida pursuant to a lease expiring in 2010. As of February 2006, we also own or lease numerous facilities relating to our operations in the following 18 states: Alabama; Arizona; California; Colorado; Florida; Georgia; Idaho; Illinois; Maryland; Minnesota; North Carolina; Nevada; New York; Ohio; Tennessee; Texas; Virginia and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.	LEGAL PROCEEDINGS
      We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities.
      Many of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994 Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated) the state court certified two classes of consumers on whose behalf the action would proceed. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. We and the other dealership defendants appealed the ruling to the Fifth Circuit Court of Appeals, which on October 5, 2004 reversed the class certification order and remanded the case back to the federal district court for further proceedings. In February 2005, we and the plaintiffs in each of the cases agreed to settlement terms. The state settlement, which was approved preliminarily by the state court on December 27, 2005, is contingent upon final court approval, the hearing for which is currently scheduled for June 2006. The claims against us in federal court also would be settled contingent upon final approval in the state action. The estimated expense of the settlements is not a material amount and includes our stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, our stores would be permitted to continue to itemize and pass through to the customer the cost of the inventory tax. If the settlements are not finally approved, we would then vigorously assert available defenses in connection with the TADA lawsuits.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
      Our common stock is traded on The New York Stock Exchange under the symbol “AN.” The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the consolidated transaction reporting system.

	High	Low

2005
Fourth Quarter	$22.84	$18.44
Third Quarter	22.54	19.57
Second Quarter	21.69	17.91
First Quarter	20.05	18.35
2004
Fourth Quarter	$19.33	$16.24
Third Quarter	17.22	15.15
Second Quarter	17.69	15.01
First Quarter	18.37	16.06
      On February 24, 2006, the closing price of our common stock was $21.35 per share as reported by the NYSE. As of February 24, 2006, there were approximately 2,700 holders of record of our common stock.
      We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes restricts our ability to declare and pay cash dividends.
      Information about our equity compensation plans is set forth in Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities
      The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended December 31, 2005. See Note 9 of our Notes to Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of
			Shares Purchased as	Maximum Dollar Value of
	Total Number	Average	Part of Publicly	Shares That May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Program (in millions)(1)(2)

October 1, 2005 to October 31, 2005	—	—	—	$121.2
November 1, 2005 to November 30, 2005	1,000,000	$20.52	1,000,000	$100.7
December 1, 2005 to December 31, 2005	1,350,000	$21.75	1,350,000	$71.3

Total	2,350,000		2,350,000

(1)	Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes.

(2)	Shares were repurchased under our stock repurchase program approved by the Company’s Board of Directors in October 2004, which authorized the Company to repurchase up to $250.0 million of shares. This program does not have an expiration date.

ITEM 6.	SELECTED FINANCIAL DATA
      You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,

	2005	2004	2003	2002	2001
(In millions, except per share data)
Revenue	$19,253.4	$19,044.6	$18,280.1	$18,207.7	$18,526.6
Income from continuing operations before income taxes	$622.9	$607.8	$611.5	$611.2	$377.5
Net income	$496.5	$433.6	$479.2	$381.6	$232.3
Basic earnings (loss) per share:
Continuing operations	$1.51	$1.49	$1.86	$1.19	$.69
Discontinued operations	$.38	$.14	$(.09)	$.01	$—
Cumulative effect of accounting change	—	$—	$(.05)	—	—
Net income	$1.89	$1.63	$1.71	$1.20	$.70
Diluted earnings (loss) per share:
Continuing operations	$1.48	$1.46	$1.81	$1.17	$.69
Discontinued operations	$.38	$.13	$(.09)	$.01	$—
Cumulative effect of accounting change	—	—	$(.05)	—	—
Net income	$1.85	$1.59	$1.67	$1.19	$.69
Diluted weighted average common shares outstanding	268.0	272.5	287.0	321.5	335.2
Total assets	$8,824.5	$8,698.9	$8,823.1	$8,502.7	$8,065.4
Long-term debt, net of current maturities	$484.4	$797.7	$808.5	$642.7	$647.3
Shareholders’ equity	$4,669.5	$4,263.1	$3,949.7	$3,910.2	$3,827.9
      See Notes 9, 11, 12, 13, and 15 of Notes to Consolidated Financial Statements for discussion of shareholders’ equity, income taxes, earnings per share, discontinued operations, and acquisitions, respectively, and their effect on comparability of year-to-year data. See “Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters” for a discussion of our dividend policy.

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
      We have restated certain amounts in the 2004 and 2003 Consolidated Statements of Cash Flows from operating activities to financing activities to comply with Statement of Financial Accounting Standards (“SFAS”) 95, “Statement of Cash Flows” as a result of recent comments to us from the Securities and Exchange Commission. For the years ended December 31, 2004 and 2003, $(144.1) million (consisting of $(143.3) million in continuing operations and $(.8) million in discontinued operations) and $(121.2) million (consisting of $(121.3) million in continuing operations and $.1 million in discontinued operations), respectively, which were previously reported as operating activities are reported as a component of financing activities to reflect the net cash flow uses for floorplan facilities with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise (“non-trade lenders”). This change had the effect of increasing net cash from operating activities with the related offset in net cash from financing activities.
Overview
      AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2005, we owned and operated 346 new vehicle franchises from 269 dealerships located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell, representing more than 90% of the new vehicles that we sold in 2005, are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.
      We operate in a single industry segment, automotive retailing. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, reducing operating expenses, leveraging our market brands and advertising, improving asset management and sharing and implementing common processes across all of our stores.
      Historically, new vehicle sales have accounted for approximately 60% of our total revenue, but less than 30% of our total gross margin. Our parts and service and finance and insurance operations, while comprising less than 20% of total revenue, contribute approximately 60% of our gross margin. We believe that many factors affect industry-wide sales of new and used vehicles and finance and insurance products, and retailers’ gross profit margins, including consumer confidence in the economy, the level of manufacturers’ excess production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring and the length of consumer loans on existing vehicles. Our parts and service business is also impacted by these factors.
      In 2005, we had year-over-year overall same store gross profit growth driven by increases in used vehicles and parts and services. This was despite a challenging fourth quarter of 2005 which was impacted by the effects of Hurricane Wilma on our Florida stores and soft industry sales. Our performance is attributable to our emphasis on store processes, associate training and expense control.
      In 2006, we anticipate that industry-wide new vehicle sales will remain stable (nearly 17 million units) in the United States and continue to be highly competitive. However, the level of retail sales for 2006 is very difficult to predict.
      For the years ended December 31, 2005 and 2004, we had net income from continuing operations of $395.5 million and $397.1 million, respectively, and diluted earnings per share from continuing operations of $1.48 and $1.46, respectively. During 2005 and 2004, we recorded net income tax benefits in continuing operations totaling $14.5 million and $25.8 million, respectively, primarily related to resolution of various income tax matters. The results for 2005 include $10.6 million after-tax ($17.4 million pre-tax) of premium and deferred costs recognized as Other Interest Expense related to the repurchase of $123.1 million (face value) of our 9% senior unsecured notes. Additionally, the results for 2005 were impacted by higher floorplan interest expense primarily resulting from higher short-term LIBOR interest rates partially offset by lower average new vehicle inventory balances. The net inventory carrying benefit (floorplan interest expense net of floorplan assistance recognized from manufacturers) for 2005 was $3.7 million, a decrease of $31.2 million compared to 2004. We expect net floorplan costs to continue to increase in 2006 as we experience increased interest rates.
      During 2005 and 2004, we had income from discontinued operations totaling $101.0 million and $36.5 million, respectively, net of income taxes. In 2005 and 2004, we recognized gains totaling $110.0 million and $52.2 million, respectively, included in discontinued operations related to the settlement of various income tax matters related to items previously reported in discontinued operations. In 2005 and 2004, we also recognized losses totaling $9.0 million and $15.7 million, respectively, net of income taxes, related to stores that were sold or for which we had entered into a definitive sale agreement. Certain amounts reflected in the accompanying Consolidated Financial Statements for the years ended December 31, 2005, 2004, and 2003, have been adjusted to classify the results of the stores described above as discontinued operations.
      During 2005, we acquired 11.8 million shares of our common stock for an aggregate purchase price of $237.1 million leaving approximately $71.3 million available for share repurchases under the repurchase program authorized by our Board of Directors. The indenture for our senior notes contains restrictions on our ability to make share repurchases. See further discussion under the heading “Financial Condition.” During 2005, 9.8 million shares of our common stock were issued upon the exercise of stock options resulting in proceeds of $112.8 million.
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
      Intangible and Long-Lived Assets — Intangible and long-lived assets are a significant component of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Intangible assets consist primarily of the cost of acquired businesses in excess of the fair value of net assets acquired, using the purchase method of accounting.
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
      Revenue Recognition — Revenue consists of the sales of new and used vehicles and commissions from related finance and insurance products and sales of parts and services. We recognize revenue in the period in which products are sold or services are provided. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed and (ii) vehicle protection products sold. An estimated liability for chargebacks against revenue recognized from sales of finance and vehicle protection products is established during the period in which the related revenue is recognized. We may also participate in future profit, pursuant to retrospective commission arrangements, that would be recognized over the life of the policies. Rebates, holdbacks, floorplan assistance and certain other dealer credits received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later.
      Other — Additionally, significant estimates have been made by us in the accompanying Consolidated Financial Statements including allowances for doubtful accounts, and for accruals related to self-insurance programs, certain legal proceedings and estimated tax liabilities.

Reported Operating Data

	Years Ended December 31,

			2005 vs. 2004			2004 vs. 2003

			Variance			Variance
			Favorable/			Favorable/
	2005	2004	(Unfavorable)	% Variance	2003	(Unfavorable)	% Variance

($ in millions, except per vehicle data)
Revenue:
New vehicle	$11,532.2	$11,664.9	$(132.7)	(1.1)	$11,228.6	$436.3	3.9
Used vehicle	4,430.6	4,236.4	194.2	4.6	4,099.4	137.0	3.3
Parts and service	2,593.6	2,451.9	141.7	5.8	2,341.3	110.6	4.7
Finance and insurance, net	615.6	608.7	6.9	1.1	578.7	30.0	5.2
Other	81.4	82.7	(1.3)		32.1	50.6

Total revenue	$19,253.4	$19,044.6	$208.8	1.1	$18,280.1	$764.5	4.2

Gross profit:
New vehicle	$834.6	$833.3	$1.3	.2	$823.8	$9.5	1.2
Used vehicle	428.0	395.3	32.7	8.3	387.3	8.0	2.1
Parts and service	1,137.3	1,074.4	62.9	5.9	1,022.6	51.8	5.1
Finance and insurance	615.6	608.7	6.9	1.1	578.7	30.0	5.2
Other	48.2	47.3	.9		31.2	16.1

Total gross profit	3,063.7	2,959.0	104.7	3.5	2,843.6	115.4	4.1
Selling, general & administrative expenses	2,175.5	2,108.1	(67.4)	(3.2)	2,043.6	(64.5)	(3.2)
Depreciation and amortization	80.7	81.5	0.8		67.6	(13.9)
Other losses, net	0.5	4.0	3.5		2.9	(1.1)

Operating income	807.0	765.4	41.6	5.4	729.5	35.9	4.9
Floorplan interest expense	(110.7)	(79.1)	(31.6)		(66.5)	(12.6)
Other interest expense	(63.3)	(76.3)	13.0		(71.8)	(4.5)
Other interest expense — senior note repurchases	(17.4)	(.6)	(16.8)		—	(.6)
Interest income	7.5	3.5	4.0		3.3	.2
Other income (expense), net	(.2)	(5.1)	4.9		17.0	(22.1)

Income from continuing operations before income taxes	$622.9	$607.8	$15.1	2.5	$611.5	$(3.7)	(.6)

Retail vehicle unit sales:
New vehicle	391,698	402,303	(10,605)	(2.6)	396,854	5,449	1.4
Used vehicle	235,313	234,598	715	.3	232,512	2,086	.9

	627,011	636,901	(9,890)	(1.6)	629,366	7,535	1.2

Revenue per vehicle retailed:
New vehicle	$29,442	$28,995	$447	1.5	$28,294	$701	2.5
Used vehicle	$15,225	$14,715	$510	3.5	$14,413	$302	2.1
Gross profit per vehicle retailed:
New vehicle	$2,131	$2,071	$60	2.9	$2,076	$(5)	(.2)
Used vehicle	$1,809	$1,679	$130	7.7	$1,652	$27	1.6
Finance and insurance	$982	$956	$26	2.7	$919	$37	4.0

	Years Ended December 31,

	% 2005	% 2004	% 2003

Revenue mix percentages:
New vehicle	59.9	61.3	61.4
Used vehicle	23.0	22.2	22.4
Parts and service	13.5	12.9	12.8
Finance and insurance, net	3.2	3.2	3.2
Other	.4	.4	.2

Total	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	27.2	28.2	29.0
Used vehicle	14.0	13.4	13.6
Parts and service	37.1	36.3	36.0
Finance and insurance	20.1	20.6	20.4
Other	1.6	1.5	1.0

Total	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.2	7.1	7.3
Used vehicle	11.9	11.4	11.5
Parts and service	43.9	43.8	43.7
Total	15.9	15.5	15.6
Selling, general and administrative expenses	11.3	11.1	11.2
Operating income	4.2	4.0	4.0
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.0	71.2	71.9
Operating income	26.3	25.9	25.7

	December 31,

	2005	2004

Days supply:
New vehicle (industry standard of selling days, including fleet)	56 days	53 days
Used vehicle (trailing 30 days)	43 days	37 days
      The following table details the net floorplan benefit consisting of floorplan assistance, a component of new vehicle gross profit, and floorplan interest expense.

	Years Ended December 31,

			Variance		Variance
	2005	2004	2005 vs. 2004	2003	2004 vs. 2003
($ in millions)
Floorplan assistance	$114.4	$114.0	$.4	$110.5	$3.5
Floorplan interest expense	(110.7)	(79.1)	(31.6)	(66.5)	(12.6)

Net inventory carrying benefit	$3.7	$34.9	$(31.2)	$44.0	$(9.1)

Same Store Operating Data
      We have presented below our operating results on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of our ownership or operation.

	Years Ended December 31,

			Variance
			Favorable/
	2005	2004	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Revenue:
New vehicle	$11,417.1	$11,660.9	$(243.8)	(2.1)
Used vehicle	4,383.0	4,231.7	151.3	3.6
Parts and service	2,571.1	2,450.7	120.4	4.9
Finance and insurance, net	611.9	608.7	3.2	.5
Other	28.2	28.9	(.7)	(2.4)

Total revenue	$19,011.3	$18,980.9	$30.4	.2

Gross profit:
New vehicle	$825.3	$833.2	$(7.9)	(.9)
Used vehicle	422.6	392.2	30.4	7.8
Parts and service	1,126.2	1,073.8	52.4	4.9
Finance and insurance	611.9	608.7	3.2	.5
Other	27.4	26.7	0.7	2.6

Total gross profit	$3,013.4	$2,934.6	$78.8	2.7

Retail vehicle unit sales:
New vehicle	388,748	402,137	(13,389)	(3.3)
Used vehicle	233,887	234,486	(599)	(.3)

Total	622,635	636,623	(13,988)	(2.2)

Revenue per vehicle retailed:
New vehicle	$29,369	$28,997	$372	1.3
Used vehicle	$15,183	$14,717	$466	3.2
Gross profit per vehicle retailed:
New vehicle	$2,123	$2,072	$51	2.5
Used vehicle	$1,807	$1,678	$129	7.7
Finance and insurance	$983	$956	$27	2.8

	Years Ended
	December 31,

	% 2005	% 2004

Revenue mix percentages:
New vehicle	60.1	61.4
Used vehicle	23.1	22.3
Parts and service	13.5	12.9
Finance and insurance, net	3.2	3.2
Other	.1	.2

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	27.4	28.4
Used vehicle	14.0	13.4
Parts and service	37.4	36.6
Finance and insurance	20.3	20.7
Other	.9	.9

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.2	7.1
Used vehicle	11.9	11.4
Parts and service	43.8	43.8
Total	15.9	15.5

     New Vehicle

	Years Ended December 31,

			2005 vs. 2004			2004 vs. 2003

			Variance			Variance
			Favorable/			Favorable/
	2005	2004	(Unfavorable)	% Variance	2003	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Reported:
Revenue	$11,532.2	$11,664.9	$(132.7)	(1.1)	$11,228.6	$436.3	3.9
Gross profit	$834.6	$833.3	$1.3	.2	$823.8	$9.5	1.2
Retail vehicle unit sales	391,698	402,303	(10,605)	(2.6)	396,854	5,449	1.4
Revenue per vehicle retailed	$29,442	$28,995	$447	1.5	$28,294	$701	2.5
Gross profit per vehicle retailed	$2,131	$2,071	$60	2.9	$2,076	(5)	(.2)
Gross profit as a percentage of revenue	7.2	7.1			7.3
Days supply (industry standard of selling days, including fleet)	56 days	53 days
Same Store:
Revenue	$11,417.1	$11,660.9	$(243.8)	(2.1)
Gross profit	$825.3	$833.2	$(7.9)	(.9)
Retail vehicle unit sales	388,748	402,137	(13,389)	(3.3)
Revenue per vehicle retailed	$29,369	$28,997	$372	1.3
Gross profit per vehicle retailed	$2,123	$2,072	$51	2.5
Gross profit as a percentage of revenue	7.2%	7.1%
      The following table details the net floorplan benefit consisting of floorplan assistance, a component of new vehicle gross profit, and floorplan interest expense.

	Years Ended December 31,

			Variance		Variance
	2005	2004	2005 vs. 2004	2003	2004 vs. 2003
($ in millions)
Floorplan assistance	$114.4	$114.0	$.4	$110.5	$3.5
Floorplan interest expense	(110.7)	(79.1)	(31.6)	(66.5)	(12.6)

Net inventory carrying benefit	$3.7	$34.9	$(31.2)	$44.0	$(9.1)

      Reported new vehicle performance for 2005 benefited from the impact of acquisitions and divestitures when compared to same store performance.
      Same store new vehicle revenue for 2005 decreased compared to 2004 primarily as a result of a same store unit volume decrease partially offset by an increase in revenue per unit. In June 2005, General Motors announced an “employee pricing for everyone” program, which was followed in July 2005 with similar programs by Ford and Chrysler. Although these programs helped drive unit volume during 2005, a challenging United States auto retail environment and the effects of Hurricane Wilma on our Florida stores negatively impacted same store new vehicle unit volume during the fourth quarter of 2005. Despite higher gas prices, rising interest rates, and a shift in consumer preferences from trucks to crossover vehicles and cars, we expanded revenue per vehicle retailed and gross profit per vehicle retailed through our focus on pricing and profitability and management of our new vehicle inventory levels and a shift in mix from domestics to imports and luxury.
      New vehicle revenue for 2004 increased compared to 2003 driven by increases in revenue per unit and unit volume. The increase in average revenue per unit retailed was attributable to increased dealer incentives and a shift in mix to more expensive trucks and luxury vehicles. The increase in unit volume was attributable to the impact of acquisitions in 2004, partially offset by a decrease in same store unit volume consistent with industry trends for our brand and market mix in part due to the four major hurricanes that caused store closings and substantial disruption of our business throughout Florida and the Southeast during the third quarter of 2004. During the fourth quarter of 2004, we saw improvements in these markets driven by post-

hurricane demand and a stronger local economy. Gross profit and gross profit as a percentage of revenue decreased during 2004 due to intense competition at the retail level and high average inventory levels during the year.
      At December 31, 2005, our new vehicle inventories were at $2.2 billion or 56 days supply compared to new vehicle inventories of $2.1 billion or 53 days supply at December 31, 2004. In 2006, we anticipate that new vehicle sales in the United States will remain stable (nearly 17 million units) and continue to be highly competitive. However, the level of retail sales for 2006 is very difficult to predict.
      The net inventory carrying benefit (floorplan interest expense net of floorplan assistance from manufacturers) decreased in 2005 compared to 2004, primarily as a result of increased floorplan interest expense due to higher short-term LIBOR interest rates partially offset by lower average new vehicle inventory balances. We expect net floorplan costs to continue to increase in 2006 as we experience increased interest rates.

     Used Vehicle

	Years Ended December 31,

			2005 vs. 2004			2004 vs. 2003

			Variance			Variance
			Favorable/			Favorable/
	2005	2004	(Unfavorable)	% Variance	2003	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Reported:
Retail revenue	$3,582.6	$3,452.1	$130.5	3.8	$3,351.3	$100.8	3.0
Wholesale revenue	848.0	784.3	63.7	8.1	748.1	36.2	4.8

Total revenue	$4,430.6	$4,236.4	$194.2	4.6	$4,099.4	$137.0	3.3

Retail gross profit	$425.6	$393.8	$31.8	8.1	$384.1	$9.7	2.5
Wholesale gross profit	2.4	1.5	.9		3.2	(1.7)

Total gross profit	$428.0	$395.3	$32.7	8.3	$387.3	$8.0	2.1

Retail vehicle unit sales	235,313	234,598	715	.3	232,512	2,086	.9
Revenue per vehicle retailed	$15,225	$14,715	$510	3.5	$14,413	$302	2.1
Gross profit per vehicle retailed	$1,809	$1,679	$130	7.7	$1,652	$27	1.6
Gross profit as a percentage of retail revenue	11.9%	11.4%			11.5%
Days supply (trailing 30 days)	43 days	37 days
Same Store:
Retail revenue	$3,551.1	$3,450.9	$100.2	2.9
Wholesale revenue	831.9	780.8	51.1	6.5

Total revenue	$4,383.0	$4,231.7	$151.3	3.6

Retail gross profit	$422.7	$393.4	$29.3	7.4
Wholesale gross profit	(.1)	(1.2)	1.1

Total gross profit	$422.6	$392.2	$30.4	7.8

Retail vehicle unit sales	233,887	234,486	(599)	(.3)
Revenue per vehicle retailed	$15,183	$14,717	$466	3.2
Gross profit per vehicle retailed	$1,807	$1,678	$129	7.7
Gross profit as a percentage of retail revenue	11.9%	11.4%
      Reported used vehicle performance benefited from the impact of acquisitions and divestitures when compared to same store performance.
      Same store used vehicle revenue for 2005 increased compared to 2004 due to an increase in same store average revenue per vehicle retailed partially offset by a slight decrease in same store unit volume. The increase in same store average revenue per unit is the result of strengthened used vehicle market prices and the availability of quality used vehicles from trade-ins. Consistent with the new vehicle unit volume decline, used vehicle unit volume was impacted by lower same store sales unit volumes resulting from a challenging United States’ auto retail environment and the effects of Hurricane Wilma on our Florida stores during the fourth quarter of 2005. Same store gross profit and same store gross profit as a percentage of revenue increased as a result of better inventory management focused on optimizing used vehicle inventory supply, mix and pricing.
      Used vehicle revenue for 2004 increased compared to 2003 as a result of increases in average revenue per unit and volume. The increase in used vehicle unit volume is attributable to the impact of acquisitions in 2004 partially offset by same store unit volume declines in part due to strong manufacturer incentives for new vehicles and the effect of the four major hurricanes on our stores in Florida and the Southeast during the third quarter of 2004. During the fourth quarter of 2004, we saw improvements in these markets driven by post-hurricane demand and a stronger local economy. Gross profit for 2004 compared to 2003 increased due to acquisitions. Gross profit as a percentage of revenue for 2004 increased as a result of an improved inventory mix and a strengthening used vehicle market toward the end of 2004.
      Used vehicle inventories were at $329.3 million or 43 days supply at December 31, 2005 compared to $290.2 million or 37 days in 2004.

     Parts and Service

	Years Ended December 31,

			2005 vs. 2004			2004 vs. 2003

			Variance			Variance
			Favorable/			Favorable/
	2005	2004	(Unfavorable)	% Variance	2003	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Reported:
Revenue	$2,593.6	$2,451.9	$141.7	5.8	$2,341.3	$110.6	4.7
Gross profit	$1,137.3	$1,074.4	$62.9	5.9	$1,022.6	$51.8	5.1
Gross profit as a percentage of revenue	43.9%	43.8%			43.7%
Same Store:
Revenue	$2,571.1	$2,450.7	$120.4	4.9
Gross profit	$1,126.2	$1,073.8	$52.4	4.9
Gross profit as a percentage of revenue	43.8%	43.8%
      Parts and service revenue is primarily derived from repair orders for service labor and related parts paid directly by customers or via reimbursement from manufacturers and others under warranties.
      Reported parts and service revenue and gross profit benefited from the impact of acquisitions and divestitures when compared to same store performance.
      Despite one and a half less service days in the current year compared to prior year and the business disruption in our Florida stores due to the effects of Hurricane Wilma, same store parts and service revenue for 2005 increased compared to 2004 due to increases in customer-paid and warranty work as well as our parts wholesale business. Same store parts and service gross profit for 2005 increased compared to 2004 due to increases in customer-paid and warranty work. The improvements are attributable in part to our service drive process, maintenance menus and service marketing program, as well as the continued optimization of our pricing models and training programs.
      Parts and service revenue and gross profit increased during 2004 due to increases in customer-paid work for parts and service, attributable to the continued implementation of our service drive process, maintenance menu and service marketing program, as well as optimization of our pricing models and training programs. Parts and service was also impacted by the effect of the four major hurricanes on our stores in Florida and the Southeast during the third quarter of 2004. During the fourth quarter of 2004, we saw improvements in these markets driven by post-hurricane demand and a stronger local economy. Results in 2004 benefited from an additional service day as compared to 2003.

     Finance and Insurance

	Years Ended December 31,

			2005 vs. 2004			2004 vs. 2003

			Variance			Variance
			Favorable/			Favorable/
	2005	2004	(Unfavorable)	% Variance	2003	(Unfavorable)	% Variance
($ in millions, except per vehicle data)
Reported:
Revenue and gross profit	$615.6	$608.7	$6.9	1.1	$578.7	$30.0	5.2
Gross profit per vehicle retailed	$982	$956	$26	2.7	$919	$37	4.0
Same Store:
Revenue and gross profit	$611.9	$608.7	$3.2	.5
Gross profit per vehicle retailed	$983	$956	$27	2.8
      Reported finance and insurance revenue and gross profit benefited from the impact of acquisitions and divestitures when compared to same store performance.
      Same store finance and insurance revenue and gross profit increased slightly in 2005 compared to 2004. The improvement was driven by increased retrospective commissions received on extended service contracts partially offset by decreased new and used vehicle sales, which were caused in part due to the effects of Hurricane Wilma on our Florida stores. Improvements were also driven by our continued emphasis on training store associates. Substantially higher interest rates in the future may negatively impact finance and insurance revenue and gross profit.
      Finance and insurance revenue and gross profit increased for 2004 due to increased vehicle revenue, product penetration and retrospective commissions received on extended service contracts. Additionally, our improvement has been driven by our ongoing concentration on our underperforming stores and our transparent sales process that is supported by the “AutoNation Pledge.” The “AutoNation Pledge” is our commitment to provide our customers with disclosures relating to the finance and insurance sales process. Finance and insurance revenue and gross profit were also impacted by the effect of the four major hurricanes on our stores in Florida and the Southeast during the third quarter of 2004. During the fourth quarter of 2004, we saw improvements in these markets driven by post-hurricane demand and a stronger local economy.

Operating Expenses

Selling, General and Administrative Expenses
      During 2005 selling, general and administrative expenses increased $67.4 million or 3.2%. As a percent of total gross profit, selling, general and administrative expenses decreased 20 basis points in spite of property damage costs related to Hurricane Wilma which impacted our Florida stores during the fourth quarter of 2005. Improvements are due to our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses, partially offset by increased occupancy costs.
      As a percent of total gross profit, selling, general and administrative expenses decreased 70 basis points during 2004. Our cost structure was targeted for vehicle sales volumes and gross margins that did not materialize through the third quarter of 2004. During the fourth quarter, our results benefited from increased vehicle sales, as well as cost-control and productivity improvements. Throughout 2004, we continued to leverage our cost structure, especially in the areas of compensation and, to a lesser extent, advertising and occupancy costs. Occupancy costs benefited from lease buy-outs completed in 2004. Additionally, in September 2004, we announced a new streamlined regional structure.
Non-Operating Income (Expense)

Floorplan Interest Expense
      Floorplan interest expense was $110.7 million, $79.1 million and $66.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 compared to 2004 is primarily the result of higher short-term LIBOR interest rates partially offset by lower average new vehicle inventory levels. The increase in 2004 compared to 2003 is primarily the result of higher average inventory levels and higher interest rates.

Other Interest Expense
      Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding senior unsecured notes. Other interest expense was $63.3 million, $76.3 million and $71.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Other interest expense also includes interest related to the IRS settlement (as discussed in the “Provision for Income Taxes” section) totaling $4.8 million and $12.1 million for the years ended December 31, 2004 and 2003, respectively, which represents interest due under the agreement from the date of the settlement. The decrease in 2005 compared to 2004 of other interest expense is primarily due to the repurchase of a portion of our senior unsecured notes. The increase in other interest expense for 2004 compared to 2003, excluding amounts related to the IRS settlement, is primarily due to higher average debt outstanding.

Other Interest Expense — Senior Note Repurchases
      During 2005 and 2004, we repurchased $123.1 million and $3.4 million (face value) of our 9.0% senior unsecured notes at an average price of 110.5% and 114.3% of face value or $136.0 million and $3.9 million, respectively. The $12.9 million and $.5 million premium paid for this repurchase plus related deferred costs of $4.5 million and $.1 million, respectively, were recognized as Other Interest Expense- Senior Note Repurchases in the accompanying 2005 and 2004 Consolidated Income Statements.

Other Income (Expense), Net
      Other income in 2003 primarily relates to the sale of our interest in an equity-method investment in LKQ Corporation, an auto parts recycling business, for $38.3 million, resulting in a pre-tax gain of $16.5 million.

Provision for Income Taxes
      The effective income tax rate was 36.5%, 34.7%, and 15.2% for the years ended December 31, 2005, 2004 and 2003, respectively. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. In February 2006, we made estimated state tax and federal tax payments totaling approximately $100 million, primarily related to provisions for the third and fourth quarter of 2005.
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
      During 2005, 2004 and 2003, we recorded net income tax benefits in our provision for income taxes of $14.5 million, $25.8 million and $140.9 million (which includes $127.5 million recognized as a result of the IRS settlement discussed above), respectively, primarily related to the resolution of various income tax matters. In 2005 and 2004, we also recognized gains totaling $110.0 million and $52.2 million, respectively, included in Discontinued Operations related to the settlement of various income tax matters.
      A federal income tax audit for 2002 through 2004 is being conducted by the IRS. In addition, we are routinely audited by the states in which we do business and remain under examination by various states. We could experience additional state and federal tax adjustments in the future as we continue to work through various tax matters. Once we resolve our open tax matters, we expect our effective tax rate to be approximately 39.5%.
      See Note 11, Income Taxes, of the Notes to Consolidated Financial Statements for further information.
Financial Condition
      At December 31, 2005, we had $243.8 million of unrestricted cash and cash equivalents. Through July 14, 2005, we had two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. There were no borrowings on these revolving credit facilities during 2005 and 2004. On July 14, 2005, we terminated these credit facilities and entered into a new five-year revolving credit facility with an aggregate borrowing capacity of $600.0 million with investment-grade terms, including lower credit spreads compared to the facilities it replaced. The facility is guaranteed by substantially all of our subsidiaries. We have negotiated a letter of credit sub-limit as part of our revolving credit facility. The amount available to be borrowed under the $600.0 million multi-year revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $87.6 million at December 31, 2005.
      In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2005, surety bonds, letters of credit and cash deposits totaled $120.3 million, including $87.6 million in letters of credit. We are not required to provide cash collateral for outstanding letters of credit.
      We also have $321.7 million of outstanding 9.0% senior unsecured notes due August 1, 2008. During 2005, we repurchased $123.1 million (face value) of senior unsecured notes at an average price of 110.5% of face value or $136.0 million. For 2005, the premium paid for this repurchase was $12.9 million plus related deferred financing costs of $4.5 million, which was recognized as Other Interest Expense in the accompanying 2005 Consolidated Income Statement. Through December 31, 2005, cumulative repurchases of senior unsecured notes, which began during the fourth quarter of 2004, totaled $126.5 million (face value). The senior unsecured notes are guaranteed by substantially all of our subsidiaries.
      Our senior unsecured notes, revolving credit facility and mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or repay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets and merge or consolidate with other entities. The indenture for our senior unsecured notes places significant restrictions on our ability to make certain payments (including dividends and share repurchases) and investments. The revolving credit facility also requires that we meet certain financial ratios including financial covenants requiring the maintenance of a maximum consolidated cash flow leverage ratio and a maximum capitalization ratio. In addition, the senior unsecured notes contain a minimum fixed charge coverage ratio covenant, and the mortgage facility contains both maximum cash flow leverage ratio and minimum interest coverage ratio covenants. In the event that we were to default in the observance or performance of any of the financial covenants in the revolving credit facility or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should we be in violation of the financial covenants, we could be limited in incurring certain additional indebtedness. Our revolving credit facility, the indenture for our senior unsecured notes, vehicle floorplan payable facilities and mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. At December 31, 2005, we were in compliance with the requirements of all such financial covenants. The credit spread for the revolving credit facility is impacted by our senior unsecured credit ratings.
      During 2005, we repaid $164.4 million of the outstanding balance under mortgage facilities with certain automotive manufacturers’ captive finance subsidiaries, which includes prepayments totaling $154.0 million. At December 31, 2005, we had $153.7 million outstanding under a mortgage facility. The facility bears interest at LIBOR-based interest rates (5.2% and 3.5% weighted average for 2005 and 2004, respectively) and is secured by mortgages on certain of our stores properties.
      At December 31, 2005 and 2004, vehicle floorplan payable-trade totaled $2.4 billion for both years. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $104.0 million and $80.0 million, at December 31, 2005 and 2004, respectively, and represents amounts payable borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. All the Company’s floorplan facilities are at LIBOR-based rates of interest (4.8% and 3.0% weighted average for 2005 and 2004, respectively). Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain financial and operational covenants. At December 31, 2005, we were in compliance with such covenants in all material respects. At December 31, 2005, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.9 billion, of which $2.5 billion total was outstanding.
      We sell and receive commissions on the following types of vehicle protection and other products: extended warranties, guaranteed auto protection, credit insurance, lease “wear and tear” insurance and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party finance and vehicle protection product providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission and participate in future profit pursuant to retrospective commission arrangements. Through 2002, we assumed some of the underwriting risk through reinsurance agreements with our captive insurance subsidiaries. Since January 1, 2003, we have not reinsured any new extended warranties or credit insurance products. We maintain restricted cash in trust accounts in accordance with the terms and conditions of certain reinsurance agreements to secure the payments of outstanding losses and loss adjustment expenses related to our captive insurance subsidiaries.
      During 2005, we repurchased 11.8 million shares of our common stock in the open market for an aggregate purchase price of $237.1 million leaving $71.3 million authorized for share repurchases. Repur-

chases are made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Future share repurchases are also subject to limitations contained in the indenture relating to our senior unsecured notes.
      On June 30, 2000, we completed the tax-free spin-off of ANC Rental Corporation (“ANC Rental”), which operated our former rental business. In connection with the spin-off, we agreed to provide certain guarantees on behalf of ANC Rental. In 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2003, the bankruptcy court approved a settlement agreement among AutoNation, ANC Rental and the Committee of Unsecured Creditors in the bankruptcy.
      Pursuant to the Settlement Agreement, we continued to guarantee $29.5 million, and committed to guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the Rental Business until December 2006. In 2004, we were released from our $29.5 million guarantee obligation and our remaining $10.5 million surety bond guarantee obligations. This triggered an obligation under the Settlement Agreement for us to pay $20 million (one-half of the permanent reduction of the surety bond guarantee obligations) to a trust established for the benefit of the unsecured creditors in the bankruptcy, which payment was made in 2004. We had previously incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) for this liability included in Loss from Discontinued Operations in the accompanying Consolidated Income Statements during 2003.
      As a matter of course, we are regularly audited by various tax authorities. From time to time, these audits result in proposed assessments. Other tax accruals totaled $54.5 million and $181.3 million at December 31, 2005 and 2004, respectively, and relate to various tax matters where the ultimate resolution may result in us owing additional tax payments. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. We completed the federal income tax audit for the years 1997 through 2001 and a federal income tax audit for 2002 through 2004 is being conducted by the IRS. We remain under examination by various states. We could experience additional state and federal tax adjustments in the future as we continue to work through various tax matters. Once we resolve our open tax matters, we expect our base effective tax rate to be approximately 39.5%. See Note 11, Income Taxes, of Notes to Consolidated Financial Statements for additional discussion of income taxes.

Cash Flows
      Cash and cash equivalents increased (decreased) by $135.6 million, $(66.9) million and $(8.0) million during the years ended December 31, 2005, 2004 and 2003, respectively. The major components of these changes are discussed below. We have revised our 2004 and 2003 Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.
      We have restated certain amounts in the 2004 and 2003 Consolidated Statements of Cash Flows from operating activities to financing activities to comply with Statement of Financial Accounting Standards (“SFAS”) 95, “Statement of Cash Flows,” as a result of recent comments to us from the Securities and Exchange Commission. For the years ended December 31, 2004 and 2003, $(144.1) million (consisting of $(143.3) million in continuing operations and $(.8) million in discontinued operations) and $(121.2) million (consisting of $(121.3) million in continuing operations and $.1 million in discontinued operations), respectively, which were previously reported as operating activities are reported as a component of financing activities to reflect the net cash flow uses for floorplan facilities with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise (“non-trade lenders”). This change had the effect of increasing net cash from operating activities with the related offset in net cash from financing activities.

Cash Flows from Operating Activities
      Cash provided by operating activities was $579.9 million, $563.6 million and $481.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

      Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in vehicle floorplan payable-trade (vehicle floorplan payables with the automotive manufacturers’ captive finance subsidiary for the related franchise), which directly relates to changes in new vehicle inventory for those franchises. Additionally, we paid portions of the IRS settlement totaling $128.9 million and $366.0 million during 2004 and 2003, respectively, representing the entire balance of the amount due under the settlement.
      In December 2001, we decided to exit the business of underwriting retail automobile loans for customers at our stores, which we determined was not a part of our core automotive retail business. In July 2003, we sold all of our finance receivables portfolio for proceeds totaling $52.4 million, resulting in no gain or loss on the transaction. Collections of installment loans receivable and other items related to the wind-down of this business totaled $27.0 million for the year ended December 31, 2003.
      Cash used in discontinued operations was $4.3 million, $22.6 million and $1.2 million during 2005, 2004 and 2003, respectively. A portion of the cash used in 2005 and 2004 and all of the cash used in 2003 relates to payments made in conjunction with property leases assumed from ANC Rental.

Cash Flows from Investing Activities
      Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments and other transactions as further described below.
      Capital expenditures, excluding property operating lease buy-outs, were $131.5 million, $132.9 million and $122.4 million during the years ended December 31, 2005, 2004 and 2003, respectively. We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We expect 2006 capital expenditures of approximately $130 million, excluding any acquisition-related spending or lease buy-outs.
      Property operating lease buy-outs were $10.3 million, $77.7 million and $9.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. We continue to analyze certain of our higher cost operating leases and evaluate alternatives in order to lower the effective financing costs.
      Proceeds from the disposal of assets held for sale were $33.4 million, $37.9 million and $23.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are primarily from the sales of megastores and other properties held for sale.
      Cash used in business acquisitions, net of cash acquired, was $15.9 million, $197.9 million and $48.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, we acquired two automotive retail franchises and other related assets. Cash used in business acquisitions during 2005, 2004 and 2003 includes $9.9 million, $3.3 million and $3.2 million in deferred purchase price for certain prior year automotive retail acquisitions. See discussion in Note 15, Acquisitions, of Notes to Consolidated Financial Statements.
      During 2003, we sold all of our interest in an equity-method investment in LKQ Corporation, an auto parts recycling business, for $38.3 million, resulting in a pre-tax gain of $16.5 million.

Cash Flows from Financing Activities
      Cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity and changes in vehicle floorplan payable-non-trade.
      We have repurchased approximately 11.8 million, 14.1 million and 39.2 million shares of our common stock during the years ended December 31, 2005, 2004 and 2003, respectively, for an aggregate price of $237.1 million, $236.8 million, and $575.2 million, respectively, under our Board-approved share repurchase programs.

      During 2005, we repaid $164.4 million of amounts outstanding under our mortgage facilities, including prepayments totaling $154.0 million. During the year ended December 31, 2003, we drew amounts totaling $183.6 million under our mortgage facilities.
      Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling $24.0 million, $(143.3) million and $(121.3) million for the years ended December 31, 2005, 2004 and 2003, respectively.
      During the years ended December 31, 2005, 2004 and 2003, proceeds from the exercises of stock options were $112.8 million, $94.2 million and $118.1 million, respectively.
      During 2005 and 2004, we repurchased $123.1 million and $3.4 million (face value) of our 9.0% senior unsecured notes at an average price of 110.5% and 114.3% of face value or $136.0 million and $3.9 million, respectively.
      Other cash used in financing activities totaled $7.8 million in 2003 and primarily includes upfront premium amounts paid in conjunction with interest rate hedge transactions.
Liquidity
      In July 2005, we terminated our existing credit facilities with aggregate borrowing capacity of $500.0 million, and entered into a new five-year revolving credit facility with an aggregate borrowing capacity of $600.0 million. We believe that our funds generated through future operations and availability of borrowings under our secured floorplan facilities (for new vehicles) and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations, commitments and contingencies and meet any seasonal operating requirements for the foreseeable future. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At December 31, 2005, we have available capacity under our revolving credit facility and available cash totaling approximately $750 million, net of outstanding letters of credit.
      We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes restricts our ability to declare cash dividends.
Contractual Payment Obligations
      The following table summarizes our payment obligations under certain contracts at December 31, 2005 (in millions):

	Payments Due by Period

		Less Than			More Than
	Total	one Year	1-3 Years	3-5 Years	5 Years

Total vehicle floorplan payable (Note 3)*	$2,540.0	$2,540.0	$—	$—	$—
Notes payable and long-term debt (Note 7)*	525.0	40.6	425.8	58.6	—
Operating lease commitments (Note 8)*	470.5	57.7	100.2	74.7	237.9
Acquisition purchase price commitments	1.0	1.0	—	—	—
Purchase obligations	116.6	39.1	34.0	27.5	16.0

Total	$3,653.1	$2,678.4	$560.0	$160.8	$253.9

*	See Notes to Consolidated Financial Statements.
      In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2005, surety bonds, letters of credit and cash deposits totaled $120.3 million, including $87.6 million letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sub-limit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
      As further discussed under the heading “Financial Condition,” there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
      In March 2006, we acquired a Mercedes-Benz dealership in Pompano Beach, Florida. We also signed a separate agreement in January 2006 to acquire certain rights to establish a new Mercedes-Benz dealership in Palm Beach County, Florida.
Off Balance Sheet Arrangements
      We have no off balance sheet arrangements as of December 31, 2005 and 2004.
Seasonality
      Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for vehicles and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. Accordingly, we expect our revenue and operating results to be generally lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events, and by other factors unrelated to weather conditions, such as changing economic conditions and automotive manufacturer incentives programs.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, we will begin to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005 using the modified prospective method in the first quarter of 2006. We will continue using the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. Based on an estimate of unvested stock options that have been issued through December 31, 2005, and potential future option grants consistent with levels in 2005, we expect compensation expense during 2006 related to stock-based awards consistent with the pro forma disclosures under SFAS 123 for 2005.
      In December 2004, the FASB issued SFAS 151, “Inventory Costs”. SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a material impact on our consolidated financial statements.
      In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143.” This Interpretation clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling obligations are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is not expected to have a material effect on our consolidated financial statements.

      In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on issue EITF 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF 05-06 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term or that are acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured as of the date the leasehold improvements are purchased or the date of acquisition, as applicable. EITF 05-06 is effective the first reporting period beginning after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on our consolidated financial statements.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and is not expected to have a material impact on our consolidated financial statements.
Forward Looking Statements
      Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

•	The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	Our new vehicle sales are impacted by the consumer incentive programs of vehicle manufacturers.

•	Adverse weather events can disrupt our business.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores on favorable terms or at all.

•	We are subject to interest rate risk in connection with our vehicle floorplan payable, revolving credit facility and mortgage facility that could have a material adverse effect on our profitability.

•	Our revolving credit facility and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our primary market risk exposure is increasing interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt. At December 31, 2005 and 2004, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $371.3 million and $494.5 million, respectively, and had a fair value of $398.5 million and $561.5 million, respectively. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based upon market conditions.
Interest Rate Risk
      At December 31, 2005 and 2004, we had variable rate vehicle floorplan payable — trade and vehicle floorplan payable — non-trade totaling $2.5 billion for both years. Based on these amounts at December 31, 2005 and 2004, a 100 basis point change in interest rates would result in an approximate $25.4 million and $24.6 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance.
      At December 31, 2005 and 2004, we had other variable rate debt outstanding totaling $153.7 million and $318.1 million, respectively. Based on the amounts outstanding at December 31, 2005 and 2004, a 100 basis point change in interest rates would result in an approximate $1.5 million and $3.2 million change to interest expense, respectively.
Hedging Risk
      We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. We have a series of interest rate hedge transactions with a notional value of $800 million, consisting of a combination of swaps, and cap and floor options (collars). The hedge instruments are designed to convert certain floating rate vehicle floorplan payable and portions of our mortgage facilities to fixed rate debt. We have $200 million in swaps, which started in 2004 and effectively lock in a LIBOR-based rate of approximately 3.0%, and $600 million in collars that cap floating rates to a maximum LIBOR-based rate no greater than 2.4%. All of our hedge instruments mature between February 2006 and July 2006. At December 31, 2005 and 2004, net unrealized gains (losses), net of income taxes, related to hedges included in Accumulated Other Comprehensive Income (Loss) were $2.1 million and $(1.5) million, respectively. For the years ended December 31, 2005, 2004 and 2003, the income statement impact from interest rate hedges was an additional income (expense) of $.2 million, $(2.9) million and $(.6) million, respectively. At December 31, 2005 and 2004, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
      We have audited the 2005, 2004 and 2003 consolidated financial statements of AutoNation, Inc. and subsidiaries (the Company) as listed in the Index at Item 8. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
      As discussed in Note 1 of the Notes to the consolidated financial statements, the consolidated statements of cash flows for the years ended December 31, 2004 and 2003 have been restated.
/s/ KPMG LLP
March 2, 2006
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A that AutoNation, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005, 2004 and 2003 consolidated financial statements of the Company as listed in the Index at Item 8, and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
March 2, 2006
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243.8	$108.2
Receivables, net	795.7	760.0
Inventory	2,682.7	2,576.0
Other current assets	158.2	304.2

Total Current Assets	3,880.4	3,748.4
PROPERTY AND EQUIPMENT, NET	1,832.3	1,796.2
INTANGIBLE ASSETS, NET	2,957.1	2,946.7
OTHER ASSETS	154.7	207.6

Total Assets	$8,824.5	$8,698.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$2,436.0	$2,378.0
Vehicle floorplan payable — non-trade	104.0	80.0
Accounts payable	214.4	176.9
Notes payable and current maturities of long-term obligations	40.6	14.9
Other current liabilities	617.1	761.2

Total Current Liabilities	3,412.1	3,411.0
LONG-TERM DEBT, NET OF CURRENT MATURITIES	484.4	797.7
DEFERRED INCOME TAXES	186.2	156.8
OTHER LIABILITIES	72.3	70.3
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 273,562,137 shares issued in both periods, including shares held in treasury	2.7	2.7
Additional paid-in capital	2,201.0	2,240.0
Retained earnings	2,672.5	2,176.0
Accumulated other comprehensive income (loss)	1.8	(1.5)
Treasury stock, at cost; 11,329,650 and 9,300,007 shares held, respectively	(208.5)	(154.1)

Total Shareholders’ Equity	4,669.5	4,263.1

Total Liabilities and Shareholders’ Equity	$8,824.5	$8,698.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31,
(In millions, except per share data)

	2005	2004	2003

Revenue:
New vehicle	$11,532.2	$11,664.9	$11,228.6
Used vehicle	4,430.6	4,236.4	4,099.4
Parts and service	2,593.6	2,451.9	2,341.3
Finance and insurance, net	615.6	608.7	578.7
Other	81.4	82.7	32.1

TOTAL REVENUE	19,253.4	19,044.6	18,280.1

Cost of Sales:
New vehicle	10,697.6	10,831.6	10,404.8
Used vehicle	4,002.6	3,841.1	3,712.1
Parts and service	1,456.3	1,377.5	1,318.7
Other	33.2	35.4	.9

TOTAL COST OF SALES	16,189.7	16,085.6	15,436.5

Gross Profit:
New vehicle	834.6	833.3	823.8
Used vehicle	428.0	395.3	387.3
Parts and service	1,137.3	1,074.4	1,022.6
Finance and insurance	615.6	608.7	578.7
Other	48.2	47.3	31.2

TOTAL GROSS PROFIT	3,063.7	2,959.0	2,843.6

Selling, general and administrative expenses	2,175.5	2,108.1	2,043.6
Depreciation and amortization	80.7	81.5	67.6
Other losses, net	0.5	4.0	2.9

OPERATING INCOME	807.0	765.4	729.5
Floorplan interest expense	(110.7)	(79.1)	(66.5)
Other interest expense	(63.3)	(76.3)	(71.8)
Other interest expense — senior note repurchases	(17.4)	(.6)	—
Interest income	7.5	3.5	3.3
Other income (expense), net	(.2)	(5.1)	17.0

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	622.9	607.8	611.5
PROVISION FOR INCOME TAXES	227.4	210.7	92.8

NET INCOME FROM CONTINUING OPERATIONS	395.5	397.1	518.7
Income (loss) from discontinued operations, net of income taxes	101.0	36.5	(24.9)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	496.5	433.6	493.8
Cumulative effect of accounting change, net of income taxes	—	—	(14.6)

NET INCOME	$496.5	$433.6	$479.2

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.51	$1.49	$1.86
Discontinued operations	$.38	$.14	(.09)
Cumulative effect of accounting change	—	$—	(.05)
Net income	$1.89	$1.63	$1.71
Weighted average common shares outstanding	262.7	266.7	279.5
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.48	$1.46	$1.81
Discontinued operations	$.38	$.13	$(.09)
Cumulative effect of accounting change	$—	$—	$(.05)
Net income	$1.85	$1.59	$1.67
Weighted average common shares outstanding	268.0	272.5	287.0
COMMON SHARES OUTSTANDING, net of treasury stock	262.2	264.3	269.7
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(In millions, except share data)

					Accumulated
					Other
					Compre-
	Common Stock		Additional		hensive		Compre-
			Paid-In	Retained	Income	Treasury	hensive
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Income

BALANCE AT DECEMBER 31, 2002	333,505,325	3.3	3,044.1	1,263.2	4.2	(404.6)

Comprehensive income:
Net income	—	—	—	479.2	—	—	$479.2
Other comprehensive income (loss):
Unrealized losses on cash flow hedges, restricted investments, marketable securities and interest-only strip receivables	—	—	—	—	(7.4)	—	(7.4)

Comprehensive income	—	—	—	—	—	—	$471.8

Purchases of treasury stock	—	—	—	—	—	(575.2)
Treasury stock cancellation	(50,000,000)	(.5)	(592.5)	—	—	593.0
Exercise of stock options, including income tax benefit of $24.1	10,056,812	.1	128.7	—	—	13.4
Other	—	—	.7	—	—	—

BALANCE AT DECEMBER 31, 2003	293,562,137	2.9	2,581.0	1,742.4	(3.2)	(373.4)

Comprehensive income:
Net income	—	—	—	433.6	—	—	$433.6
Other comprehensive income:
Unrealized gains on cash flow hedges, restricted investments and marketable securities	—	—	—	—	1.7	—	1.7

Comprehensive income	—	—	—	—	—	—	$435.3

Purchases of treasury stock		—	—	—	—	(236.8)
Treasury stock cancellation	(20,000,000)	(.2)	(318.2)	—	—	318.4
Exercise of stock options, including income tax benefit of $20.7	—	—	(22.8)	—	—	137.7

BALANCE AT DECEMBER 31, 2004	273,562,137	$2.7	$2,240.0	$2,176.0	$(1.5)	$(154.1)

Comprehensive income:
Net income	—	—	—	496.5	—	—	$496.5
Other comprehensive income:
Unrealized gains on cash flow hedges, restricted investments and marketable securities	—	—	—	—	3.3	—	3.3

Comprehensive income	—	—	—	—	—	—	$499.8

Purchases of treasury stock	—	—	—	—	—	(237.1)
Exercise of stock options, including income tax benefit of $30.9	—	—	(39.0)	—	—	182.7

BALANCE AT DECEMBER 31, 2005	273,562,137	$2.7	$2,201.0	$2,672.5	$1.8	$(208.5)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2005	2004	2003

		(Restated	(Restated
		and	and
		Revised)*	Revised)*
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$496.5	$433.6	$479.2
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	14.6
Loss (gain) on discontinued operations	(101.0)	(36.5)	24.9
Depreciation and amortization	80.7	81.5	67.6
Amortization of debt issue costs and discounts	7.7	6.6	6.0
Interest expense on bond repurchase	12.9	.5	—
Income taxes	196.9	160.7	(40.5)
Non-cash restructuring and impairment charges, net	(.2)	—	25.3
Gain on sale of investment in LKQ Corporation	—	—	(16.5)
Proceeds from sale of finance receivable portfolio	—	—	52.4
Collection of installment loan receivables and other related items	—	—	27.0
Other	(.2)	4.8	3.0
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	(78.8)	(10.1)	(10.1)
Inventory	(101.4)	230.0	(388.3)
Other assets	32.0	(10.7)	12.7
Vehicle floorplan payable — trade, net	52.0	(85.8)	607.1
Accounts payable	37.5	6.1	13.8
IRS settlement payment	—	(128.9)	(366.0)
Other liabilities	(50.4)	(65.6)	(29.7)

Net cash provided by continuing operations	584.2	586.2	482.5
Net cash used in discontinued operations	(4.3)	(22.6)	(1.2)

Net cash provided by operating activities	579.9	563.6	481.3

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buy-outs	(131.5)	(132.9)	(122.4)
Property operating lease buy-outs	(10.3)	(77.7)	(9.8)
Proceeds from sale of property and equipment	.5	2.9	1.5
Proceeds from disposal of assets held for sale	33.4	37.9	23.1
Cash used in business acquisitions, net of cash acquired	(15.9)	(197.9)	(48.8)
Net change in restricted cash	31.0	13.2	58.1
Purchases of restricted investments	(23.9)	(17.8)	(26.9)
Proceeds from the sales of restricted investments	13.4	22.6	—
Proceeds from sale of investment in LKQ Corporation	—	—	38.3
Cash received from business divestitures, net of cash relinquished	55.0	19.4	—
Other	(.3)	(.5)	14.3

Net cash used in continuing operations	(48.6)	(330.8)	(72.6)
Net cash provided by (used in) discontinued operations	6.6	.8	(1.0)

Net cash used in investing activities	(42.0)	(330.0)	(73.6)

CASH USED IN FINANCING ACTIVITIES:
Purchases of treasury stock	(237.1)	(236.8)	(575.2)
Net proceeds (payments) of vehicle floor plan payable — non-trade	24.0	(143.3)	(121.3)
Proceeds from mortgage facilities	—	.2	183.6
Payments of mortgage facilities	(164.4)	(11.7)	(9.0)
Repurchase of senior unsecured notes	(136.0)	(3.9)	—
Proceeds (payments) of notes payable and long-term debt	(1.3)	1.6	(4.2)
Proceeds from the exercises of stock options	112.8	94.2	118.1
Other	—	—	(7.8)

Net cash used in continuing operations	(402.0)	(299.7)	(415.8)
Net cash provided by (used in) discontinued operations	(.3)	(.8)	.1

Net cash used in financing activities	(402.3)	(300.5)	(415.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135.6	(66.9)	(8.0)
CASH AND CASH EQUIVALENTS at beginning of period	108.2	175.1	183.1

CASH AND CASH EQUIVALENTS at end of period	$243.8	$108.2	$175.1

*	See Note 1 to the Consolidated Financial Statements
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
      AutoNation, Inc. (the “Company”), through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2005, the Company owned and operated 346 new vehicle franchises from 269 stores located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.

Basis of Presentation
      The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. All of the Company’s automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. The Company operates in a single industry segment, automotive retailing. The Company sells new and used vehicles, vehicle maintenance and repair services, vehicle parts, and financing and insurance products. All intercompany accounts and transactions have been eliminated.
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

Restatement and Revision
      The Company has restated certain amounts in the 2004 and 2003 Consolidated Statements of Cash Flows from operating activities to financing activities to comply with Statement of Financial Accounting Standards (“SFAS”) 95, “Statement of Cash Flows,” as a result of recent comments to the Company from the Securities and Exchange Commission. Amounts that were previously reported as operating activities have been restated as a component of financing activities to reflect the net cash flow uses for floorplan facilities with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise (“non-trade lenders”). This change had the effect of increasing net cash from operating activities with the related offset in net cash from financing activities.
      Additionally, the Company has revised its 2004 and 2003 Consolidated Statements of Cash Flows as a result of recent guidance given by the Securities and Exchange Commission to separately disclose the operating, investing and financing cash flows attributable to the Company’s discontinued operations. The Company had previously reported these amounts on a combined basis.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the effects of the restatement and revision is as follows:

	For the Years Ended
	December 31,

	2004	2003

Net cash provided by operating activities as previously reported	$441.8	$365.8
Restatement of vehicle floorplan notes payable — non-trade:
Continuing operations	143.3	121.3
Discontinued operations	.8	(.1)
Revision of discontinued operations	(22.3)	(5.7)

Restated and revised net cash provided by operating activities	$563.6	$481.3

Net cash used in investing activities as previously reported	$(330.5)	$(72.5)
Revision of discontinued operations	.5	(1.1)

Revised net cash used in investing activities	$(330.0)	$(73.6)

Net cash used in financing activities as previously reported	$(156.4)	$(294.5)
Restatement of vehicle floorplan notes payable — non-trade:
Continuing operations	(143.3)	(121.3)
Discontinued operations	(.8)	.1

Restated and revised net cash used in financing activities	$(300.5)	$(415.7)

	For the Year Ended			For the Year Ended
	December 31, 2004			December 31, 2003

	As			As
	Previously		As	Previously		As
	Reported		Restated	Reported		Restated

Vehicle floorplan payable	$(226.2	)*	—	$497.2	*	—
Vehicle floorplan payable — trade, net	$—		(85.8)	$—		607.1
Net payments of vehicle floorplan payable — non-trade	$—		(143.3)	$—		(121.3)
Vehicle floorplan payable — non-trade (discontinued operations)	$—		(.8)	$—		.1

*	Includes $3.7 million and $11.3 million of discontinued operations for the years ended December 31, 2004 and 2003, respectively.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Inventory
      Inventory consists primarily of new and used vehicles held for sale valued using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories and transportation expenses. Parts and accessories are valued at the lower of cost (first-in, first-out) or market.
      In December 2004, the FASB issued SFAS 151, “Inventory Costs”, SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements.

Investments
      Investments, included in Other Assets in the accompanying Consolidated Balance Sheets, consist of marketable securities. Restricted investments, included in Other Assets, consist primarily of marketable corporate and government debt securities. Marketable securities include investments in debt and equity securities and are primarily classified as available for sale and are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Company’s Consolidated Balance Sheets. Other-than-temporary declines in investment values are recorded as a component of Other Income (Expense), Net in the Company’s Consolidated Income Statements. Fair value is estimated based on quoted market prices.

Property and Equipment, net
      Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Losses (Gains), Net in the Consolidated Income Statements.
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
      In March 2005, the FASB issued Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligation — an Interpretation of FASB Statement No. 143.” This interpretation clarifies the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
timing of liability recognition for legal obligations association with an asset retirement when the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

Intangible Assets, net
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
      The Company has completed impairment tests as of June 30, 2005 and 2004 for goodwill and intangibles with indefinite lives. The goodwill test includes determining the fair value of the Company’s single reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. The test for intangibles with indefinite lives requires the comparisons of estimated fair value to its carrying value by store. No impairment charges resulted from the required impairment tests. Goodwill and intangibles with indefinite lives will be tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred.

Other Assets
      Other assets consist of various items, net of applicable amortization, including, among other items, service loaner and rental vehicle inventory, net, which is not available for sale, property held for sale, notes receivable, restricted assets and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense using the effective interest method through maturity.
      At December 31, 2005 and 2004, the Company had $22.0 million and $31.1 million, respectively, of property held for sale.
      In 2003, the Company recognized a $27.5 million real estate impairment charge to write-down to fair value three underperforming franchised new vehicle stores. Of the charge, $10.4 million was included in Other Losses related to a store currently operating in a converted used vehicle megastore. The remainder of the charge, $17.1 million (or $10.5 million, net of taxes), was included in Loss from Discontinued Operations in the 2003 Consolidated Income Statement related to two stores that operated in converted used vehicle megastores which have been since closed.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities
      Other Current Liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, finance and insurance chargeback liabilities, deferred revenue, accrued expenses, and customer deposits. Other Current Liabilities also includes other tax accruals, totaling $54.5 million and $181.3 million at December 31, 2005 and 2004, respectively. See Note 11, Income Taxes, of Notes to Consolidated Financial Statements for additional discussion of income taxes.

Stock Options
      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options is generally not recognized in determining net income. Had compensation cost for the Company’s stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted, the Company’s pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31:

	2005	2004	2003

Net income, as reported	$496.5	$433.6	$479.2
Pro forma stock-based employee compensation cost, net of taxes	(10.4)	(11.8)	(17.4)

Pro forma net income	$486.1	$421.8	$461.8

Basic earnings per share, as reported	$1.89	$1.63	$1.71
Pro forma stock-based employee compensation cost	$(.04)	$(.04)	$(.06)
Pro forma basic earnings per share	$1.85	$1.58	$1.65

Diluted earnings per share, as reported	$1.85	$1.59	$1.67
Pro forma stock-based employee compensation cost	$(.04)	$(.04)	$(.06)
Pro forma diluted earnings per share	$1.81	$1.55	$1.61

Pro forma weighted average fair value of options granted	$7.74	$7.20	$6.51
Risk free interest rates	3.69- 4.10%	3.12- 3.93%	3.30- 3.83%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	33%	37%	40%
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement and related guidance, the Company will begin to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005 using the modified prospective method in the first quarter of 2006. The Company will continue using the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company expects compensation expense during 2006 related to stock based awards consistent with the pro forma disclosures under SFAS 123 above for 2005.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments
      The Company’s primary market risk exposure is increasing interest rates. Interest rate derivatives are used to hedge a portion of the Company’s variable rate debt when appropriate based on market conditions.
      The Company recognizes all derivative instruments on the balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). These deferred gains and losses are recognized in income or expense in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. The Company recognizes gains or losses when the underlying transaction settles. All of the Company’s interest rate hedges are designated as cash flow hedges. The Company has a series of interest rate hedge transactions, with a notional value of $800.0 million, consisting of a combination of swaps, and cap and floor options (collars). The hedge instruments are designed to convert certain floating rate vehicle floorplan payable and portions of the Company’s mortgage facility to fixed rate debt. The Company has $200 million in swaps, which started in 2004 and effectively lock in a rate of 3.0%, and $600 million in collars that cap floating rates to a maximum LIBOR-based rate no greater than 2.4%. All of its hedge instruments mature between February 2006 and July 2006. At December 31, 2005 and 2004, net unrealized losses, net of income taxes, related to hedges included in Accumulated Other Comprehensive Income (Loss) were $2.1 million and $(1.5) million, respectively. For the years ended December 31, 2005, 2004 and 2003, the income statement impact from interest rate hedges was an additional income (expense) of $.2 million, $(2.9) million, and $(.6) million, respectively. At December 31, 2005 and 2004, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

Revenue Recognition
      Revenue consists of sales of new and used vehicles and related finance and insurance (“F&I”) products, sales of parts and services and sales of other products. As further described below, the Company recognizes revenue in the period in which products are sold or services are provided. The Company recognizes vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by the Company for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed and (ii) vehicle protection products sold. Rebates, holdbacks, floorplan assistance and certain other dealer credits received directly from manufacturers are recorded as a reduction of the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later.
      The Company sells and receives a commission, which is recognized upon sale, on the following types of insurance products: extended warranties, guaranteed auto protection (“GAP,” which covers the shortfall between loan balance and insurance payoff), credit insurance, lease “wear and tear” insurance and theft protection products. The Company may also participate in future profit, pursuant to retrospective commission arrangements, that would be recognized over the life of the policies. Certain commissions earned from the sales of insurance products are subject to chargebacks should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of F&I products is recorded in the period in which the related revenue is recognized. Chargeback liabilities were $67.7 million and $65.8 million at December 31, 2005 and 2004, respectively.
      Through 2002, the Company reinsured through its captive insurance subsidiaries a portion of the underwriting risk related to extended warranty and credit insurance products sold and administered by certain independent third parties. Revenue and related direct costs from these reinsurance transactions were deferred

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Advertising
      The Company expenses the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers’ program, which is typically after the Company has incurred the corresponding advertising expenses. Advertising expense, net of allowances was $214.0 million, $210.1 million and $174.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Advertising allowances from manufacturers were $46.1 million, $51.5 million and $54.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

2.	RECEIVABLES, NET
      The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2005	2004

Trade receivables	$96.5	$98.6
Manufacturer receivables	177.7	174.4
Other	98.0	80.0

	372.2	353.0
Less: Allowances	(7.0)	(6.6)

	365.2	346.4
Contracts-in-transit and vehicle receivables	430.5	370.5
Income taxes refundable	—	43.1

Receivables, net	$795.7	$760.0

      Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
      The components of inventory at December 31 are as follows:

	2005	2004

New vehicles	$2,201.0	$2,142.5
Used vehicles	329.3	290.2
Parts, accessories and other	152.4	143.3

	$2,682.7	$2,576.0

      At December 31, 2005 and 2004, vehicle floorplan payable-trade totaled $2.4 billion for both years. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $104.0 million and $80.0 million, at December 31, 2005 and 2004, respectively, and represents amounts borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan-non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.
      All the Company’s floorplan facilities are at LIBOR-based rates of interest (4.8% and 3.0% weighted average for 2005 and 2004, respectively). Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. The Company’s manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain financial and operational covenants. At December 31, 2005, the Company was in compliance with such covenants in all material respects. At December 31, 2005, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.9 billion, of which $2.5 billion total was outstanding.

4.	PROPERTY AND EQUIPMENT, NET
      A summary of property and equipment, net, at December 31 is as follows:

	2005	2004

Land	$755.5	$693.4
Buildings and improvements	1,111.9	1,106.9
Furniture, fixtures and equipment	438.6	402.0

	2,306.0	2,202.3
Less: accumulated depreciation and amortization	(473.7)	(406.1)

	$1,832.3	$1,796.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INTANGIBLE ASSETS, NET
      Intangible assets, net, at December 31 consist of the following:

	2005	2004

Goodwill	$2,994.9	$2,986.7
Franchise rights — indefinite-lived	224.4	220.5
Other intangibles	6.2	11.6

	3,225.5	3,218.8
Less: accumulated amortization	(268.4)	(272.1)

	$2,957.1	$2,946.7

      Goodwill and franchise rights-indefinite-lived are not amortized. Goodwill was amortized until January 1, 2002 when the Company adopted provisions of SFAS 142, “Goodwill and Other Intangible Assets.” Other intangibles with definite lives are amortized primarily over three to sixteen years using a straight-line method.

6.	INSURANCE
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
      At December 31, 2005 and 2004 current insurance accruals were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance accruals were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2005	2004

Insurance accruals — current portion	$43.2	$29.3
Insurance accruals — long-term portion	44.4	38.9

Total insurance accruals	$87.6	$68.2

7.	NOTES PAYABLE AND LONG-TERM DEBT
      Notes payable and long-term debt at December 31 are as follows:

	2005	2004

9% senior unsecured notes, net of unamortized discount of $1.8 million and $3.4 million, respectively	$321.7	$443.2
Revolving credit facilities	—	—
Mortgage facilities	153.7	318.1
Other debt	49.6	51.3

	525.0	812.6
Less: current maturities	(40.6)	(14.9)

	$484.4	$797.7

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has 9.0% senior unsecured notes outstanding due August 1, 2008. During 2005 and 2004, the Company repurchased $123.1 million and $3.4 million (face value) of senior unsecured notes at an average price of 110.5% and 114.3% of face value or $136.0 million and $3.9 million, respectively. The $12.9 million and the $.5 million in premium the Company paid for this repurchase plus related deferred costs of $4.5 million and $.1 million, respectively, were recognized as Other Interest Expense in the accompanying 2005 and 2004 Consolidated Income Statements. The senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries.
      Through July 14, 2005, the Company had two revolving credit facilities with an aggregate borrowing capacity of $500.0 million. A 364-day revolving credit facility, which was scheduled to expire in August 2005, provided borrowing capacity up to $200.0 million at LIBOR-plus 125 basis points. A five-year facility, which was scheduled to expire in August 2006, provided borrowing capacity up to $300.0 million at LIBOR plus 225 basis points. There were no borrowings on these revolving credit facilities during 2005 and 2004. On July 14, 2005, the Company terminated the credit facilities and entered into a new five-year revolving credit facility with an aggregate borrowing capacity of $600.0 million presently at a rate of interest of LIBOR plus 75 basis points. The credit spread charged for the revolving credit facility is impacted by the Company’s senior unsecured credit ratings. The facility is guaranteed by substantially all of the Company’s subsidiaries. The Company has negotiated a letter of credit sublimit as part of its revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $87.6 million at December 31, 2005.
      During 2005, the Company repaid $164.4 million of the outstanding balance under mortgage facilities with certain automotive manufacturers’ captive finance subsidiaries, which includes prepayments totaling $154.0 million. At December 31, 2005, the Company had $153.7 million outstanding under a mortgage facility with various maturities through 2008. The facility bears interest at LIBOR-based interest rates (5.2% and 3.5% weighted average for 2005 and 2004, respectively) and is secured by mortgages on certain of the Company’s store properties.
      The Company’s senior unsecured notes, revolving credit facility and mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness or repay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets and merge or consolidate with other entities. The indenture for the Company’s senior unsecured notes places significant restrictions on the Company’s ability to make certain payments (including dividends and share repurchases) and investments. The revolving credit facility also requires the Company to meet certain financial ratios including financial covenants requiring the maintenance of a maximum consolidated cash flow leverage ratio and a maximum capitalization ratio. In addition, the senior unsecured notes contain a minimum fixed charge coverage ratio covenant, and the mortgage facility contains both maximum cash flow leverage ratio and minimum interest coverage ratio covenants. In the event that the Company were to default in the observance or performance of any of the financial covenants in the revolving credit facility or mortgage facilities and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facility and declare all outstanding obligations under such facility immediately payable. Under the senior unsecured notes, should the Company be in violation of the financial covenants, it could be limited in incurring certain additional indebtedness. The Company’s revolving credit facility, the indenture for the Company’s senior unsecured notes, vehicle floorplan payable facilities and mortgage facilities have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. At December 31, 2005, the Company was in compliance with the requirements of all such financial covenants.
      In the event of a downgrade in the Company’s credit ratings, none of the covenants described above would be impacted. In addition, availability under the revolving credit facility described above would not be impacted should

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2000, the Company entered into a sale-leaseback transaction involving its corporate headquarters facility that resulted in net proceeds of approximately $52.1 million. This transaction was accounted for as a financing, wherein the property remains on the books and continues to be depreciated. The Company has the option to renew the lease at the end of the ten-year lease term subject to certain conditions. The gain on this transaction has been deferred and will be recognized at the end of the lease term, including renewals. At December 31, 2005 and 2004, the remaining obligation related to this transaction of $44.9 million and $46.6 million, respectively, is included in Other Debt in the above table.
      At December 31, 2005, aggregate maturities of notes payable and long-term debt, excluding vehicle floorplan payable, were as follows:

Year Ending December 31:
2006	$40.6
2007	13.0
2008	412.8
2009	21.9
2010	36.7

$525.0

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings
      The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.
      Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. The Company and other defendants appealed the ruling to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order, and remanded the case back to the federal district court for further proceedings. In February 2005, the Company and the plaintiffs in each of the cases agreed to settlement terms. The state settlement, which was approved preliminarily by the state court on December 27, 2005, is contingent upon final court approval, the hearing for which is currently scheduled for June 2006. The claims against the Company in federal court also would be settled contingent upon final approval in the state action. The estimated expense of the settlements is not a material amount and includes the Company’s stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, the Company’s stores would be permitted to continue to itemize and pass through to the customer the cost of the inventory tax. If the settlements are not finally approved, the Company would then vigorously

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these lawsuits. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact the Company’s ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s business, results of operations, financial condition, cash flows and prospects.
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
      Expenses under real property, equipment and software leases were $64.0 million, $60.8 million and $71.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The leases require payment of real estate taxes, insurance and common area maintenance in addition to rent. Most of the leases contain renewal options and escalation clauses.
      Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2005 are as follows:

Year Ending December 31:
2006	$61.6
2007	53.3
2008	49.4
2009	41.5
2010	35.4
Thereafter	246.2

487.4
Less: sublease rentals	(16.9)

$470.5

      In September 2005, the EITF reached a consensus on issue EITF 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF 05-06 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term or that are acquired in the business combination should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonable assured as of the date the leasehold improvements are purchased or the date of acquisition, as applicable. EITF 05-06 is effective the first reporting period beginning after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s consolidated financial statements.
      In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and is not expected to have a material impact on the Company’s consolidated financial statements.

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
      From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $70 million at December 31, 2005. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.
      At December 31, 2005, surety bonds, letters of credit and cash deposits totaled $120.3 million, including $87.6 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letter of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SHAREHOLDERS’ EQUITY
      A summary of yearly repurchase activity follows:

		Aggregate
Year Ended December 31:	Shares Repurchased	Purchase Price

2005	11.8	$237.1
2004	14.1	$236.8
2003	39.2	$575.2
      As of December 31, 2005, the Company has $71.3 million available for share repurchases under the repurchase program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes.
      In 2004 and 2003, the Company’s Board of Directors authorized the retirement of 20 million and 50 million treasury shares, respectively, which assumed the status of authorized but unissued shares. This had the effect of reducing treasury stock and issued common stock, which includes treasury stock. The Company’s outstanding common stock, net of treasury stock, was not impacted by the treasury share retirements. The Company’s common stock, additional paid-in capital and treasury stock accounts have been adjusted accordingly. There was no impact to shareholders’ equity.
      The Company has 5.0 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.
      During 2005, 2004 and 2003, proceeds from the exercise of stock options were $112.8 million, $94.2 million and $118.1 million, respectively.

10.	STOCK OPTIONS
      The Company has various stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Options granted under the plans are non-qualified and are granted at a price equal to or above the closing market price of the common stock on the trading day immediately prior to the date of grant. Generally, options granted will have a term of 10 years from the date of grant, and will vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. A summary of stock option transactions is as follows for the years ended December 31:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	36.0	$14.68	42.9	$13.71	53.5	$12.85
Granted	2.6	$21.40	2.8	$16.87	3.2	$16.49
Exercised	(9.8)	$11.55	(8.7)	$10.88	(10.9)	$10.82
Canceled	(.8)	$15.36	(1.0)	$12.99	(2.9)	$11.71

Options outstanding at end of year	28.0	$16.39	36.0	$14.68	42.9	13.71

Options exercisable at end of year	22.0	$15.91	28.5	$14.64	32.5	$14.14
Options available for future grants	15.7		18.5		20.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about outstanding and exercisable stock options at December 31, 2005:

	Outstanding

				Exercisable

		Weighted-
		Average	Weighted-	Weighted-Average
		Remaining	Average	Exercise
		Contractual	Exercise
Exercise Price or Range of Exercise Prices	Shares	Life (Yrs.)	Price	Shares	Price

$ 3.78 - $ 5.66	.1	1.0	$4.14	.1	$4.14
$ 5.67 - $ 7.56	1.9	3.7	$6.87	1.9	$6.87
$ 7.57 - $11.34	3.0	4.6	$10.96	2.9	$10.96
$11.35 - $15.12	9.4	3.3	$13.17	8.6	$13.26
$15.13 - $18.90	4.4	7.7	$16.91	1.7	$16.98
$18.91 - $22.68	4.9	5.6	$20.83	2.5	$20.15
$22.69 - $34.02	4.3	.9	$25.82	4.3	$25.82

	28.0		$16.39	22.0	$15.91

11.	INCOME TAXES
      The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2005	2004	2003

Current:
Federal	$179.9	$149.6	$125.0
State	31.6	23.6	13.7
Federal and state deferred	30.4	63.3	95.0
Change in valuation allowance, net	2.1	.5	8.3
Adjustments and settlements, net	(16.6)	(26.3)	(149.2)

Provision for income taxes	$227.4	$210.7	$92.8

      A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate to the Company’s provision for income taxes from continuing operations for the years ended December 31 is as follows:

	2005	%	2004	%	2003	%

Provision for income taxes at statutory rate of 35%	$218.0	35.0	$212.7	35.0	$214.0	35.0
Non-deductible expenses	2.3	.4	2.1	.3	1.6	.3
State income taxes, net of federal benefit	21.6	3.5	21.7	3.6	18.7	3.1

	241.9	38.9	236.5	38.9	234.3	38.4
Change in valuation allowance, net	2.1	.3	.5	.1	8.3	1.4
Adjustments and settlements, net	(16.6)	(2.7)	(26.3)	(4.3)	(149.2)	(24.4)
Other, net	—	—	—	—	(.6)	(.2)

Provision for income taxes	$227.4	36.5	$210.7	34.7	$92.8	15.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income tax asset and liability components at December 31 are as follows:

	2005	2004

Deferred income tax assets:
Inventory	$(8.9)	$(6.2)
Receivables reserves	(5.4)	(5.5)
Warranty, chargeback and self-insurance liabilities	(57.1)	(37.6)
Other accrued liabilities	(28.3)	(35.9)
Other, net	(22.6)	(42.6)
Loss carryforwards — Federal & State	(20.2)	(19.2)

	(142.5)	(147.0)

Valuation allowances	14.8	15.6
Deferred income tax liabilities:
Long-lived assets (intangibles and property)	232.4	197.1
Other, net	5.1	7.1

	237.5	204.2

Net deferred income tax (assets) liabilities	$109.8	$72.8

      At December 31, 2005 and 2004, net current deferred income tax assets of $76.4 million and $83.8 million, respectively, are classified as Other Current Assets in the accompanying Consolidated Balance Sheet.
      At December 31, 2005, the Company had available gross domestic state net operating loss carryforwards and capital loss carryforwards totaling approximately $520 million (representing a deferred tax asset of $20.2 million), which expire from 2006 through 2026. At December 31, 2005, the Company had $14.8 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the purchase method of accounting.
      In March 2003, the Company entered into a settlement agreement with the IRS with respect to the tax treatment of certain transactions the Company entered into in 1997 and 1999. Under the agreement, the Company agreed to pay the IRS net aggregate payments of approximately $470 million, which included an initial net payment of approximately $350 million due in March 2004 and three subsequent net payments of approximately $40 million each due March 2005, 2006, and 2007, respectively. As a result of the settlement, the Company recognized an income tax benefit of $127.5 million from the reduction of previously recorded tax liabilities.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2005, 2004 and 2003, the Company recorded net benefits to the provision for income taxes totaling $14.5 million, $25.8 million and $140.9 million (which includes $127.5 million recognized as a result of an IRS settlement discussed above), respectively, primarily related to the resolution of various income tax matters. The Company also recognized a $110.0 million and $52.2 million gain included in Discontinued Operations in 2005 and 2004, respectively, related to the settlement of various income tax matters. The Company completed the federal income tax audit for the years 1997 though 2001 and a federal income tax audit for 2002 through 2004 is being conducted by the IRS. In addition, the Company is routinely audited by the states in which it does business and remains under examination by various states for the tax years discussed above. The Company could experience additional state and federal tax adjustments over the next eighteen months as it continues to work through various tax matters.
      As a matter of course, the Company is regularly audited by various taxing authorities. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. Included in Other Current Liabilities at December 31, 2005 and 2004 are $54.5 million and $181.3 million, respectively, provided by the Company for these matters.

12.	EARNINGS PER SHARE
      The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

	2005	2004	2003

Weighted average shares outstanding used in calculating basic earnings per share	262.7	266.7	279.5
Effect of dilutive options	5.3	5.8	7.5

Weighted average common and common equivalent shares used in calculating diluted earnings per share	268.0	272.5	287.0

      As of December 31, 2005 the Company had employee stock options outstanding of 28.0 million of which 7.2 million have been excluded from the computation of diluted earnings per share since they are anti-dilutive. As of December 31, 2004 and 2003, outstanding employee stock options totaling 9.3 million and 6.6 million, respectively, have been excluded since they were anti-dilutive.

13.	DISCONTINUED OPERATIONS
      Discontinued operations are related to stores that were sold or for which the Company has entered into a definitive sale agreement. Generally, the sale of a store is completed within 60 to 90 days after the date of a definitive sale agreement. The accompanying Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Also included in results from discontinued operations is a gain from an income tax adjustment related to items previously reported in

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discontinued operations. Selected income statement data for the Company’s discontinued operations is as follows:

	2005	2004	2003

Total revenue	$214.6	$689.5	$829.1

Pre-tax loss from discontinued operations	$(11.8)	$(11.3)	$(3.4)
Pre-tax loss on disposal from discontinued operations	(6.3)	(7.5)	(17.1)

	(18.1)	(18.8)	(20.5)
Income tax benefit	(9.1)	(3.1)	(7.9)

	(9.0)	(15.7)	(12.6)
Income tax adjustment (see Note 11)	110.0	52.2	—
Loss from discontinued operations, net income taxes, related to ANC Rental (see below)	—	—	(12.3)

Income (loss) from discontinued operations, net of income taxes	$101.0	$36.5	$(24.9)

      A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	December 31,	December 31,
	2005	2004

Inventory	$11.4	$86.3
Other current assets	11.8	16.0
Property and equipment, net	17.5	45.6
Goodwill	6.5	38.6
Other non-current assets	.7	1.4

Total assets	$47.9	$187.9

Vehicle floorplan payable-trade	$9.8	$78.6
Vehicle floorplan payable-non-trade	—	1.2
Other current liabilities	3.9	12.2

Total liabilities	$13.7	$92.0

      Responsibility for the Company’s vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.
      On June 30, 2000, the Company completed the tax-free spin-off of ANC Rental Corporation (“ANC Rental”), which operated its former rental business. In connection with the spin-off, the Company agreed to provide certain guarantees on behalf of ANC Rental. In 2001, ANC Rental filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2003, the bankruptcy court approved a settlement agreement among AutoNation, ANC Rental and the Committee of Unsecured Creditors in the bankruptcy.
      Pursuant to the Settlement Agreement, the Company continued to guarantee $29.5 million, and committed guarantee up to an additional $10.5 million, in surety bonds supporting obligations of the rental business until December 2006. In 2004, the Company was released from its $29.5 million guarantee obligation and its remaining $10.5 million surety bond guarantee obligation. This triggered an obligation under the Settlement Agreement for the Company to pay $20 million (one-half of the permanent reduction of the surety bond guarantee obligation), to a trust established for the benefit of the unsecured creditors in the bankruptcy,

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which payment was made in 2004. The Company had previously incurred a pre-tax charge of $20.0 million ($12.3 million after-tax) for this liability, included in Loss from Discontinued Operations in the accompanying Unaudited Consolidated Income Statements during 2003.

14.	OTHER COMPREHENSIVE INCOME (LOSS)
      The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:

	2005			2004			2003

	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Unrealized gains (losses) on cash flow hedges, restricted investments, marketable securities, and interest-only strip receivables	$5.0	$(1.7)	$3.3	$2.6	$(.9)	$1.7	$(12.0)	$4.6	$(7.4)
      The accumulated other comprehensive loss in the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) of $1.8 million, $(1.5) million and $(3.2) million at December 31, 2005, 2004 and 2003, respectively, consists primarily of unrealized losses on cash flow hedges.

15.	ACQUISITIONS
      The Company acquired various automotive retail franchises and related assets during the years ended December 31, 2005, 2004 and 2003. The Company paid approximately $6.0 million, $194.6 million and $45.6 million, respectively, in cash during 2005, 2004 and 2003 for automotive retail acquisitions. The Company also paid $9.9 million, $3.3 million and $3.2 million during 2005, 2004 and 2003, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. During 2005 and 2004, the Company acquired two and eight automobile retail franchises and other related assets, respectively. At December 31, 2005 and 2004, the Company had accrued approximately $1.0 million and $10.5 million, respectively, of deferred purchase price due to former owners of acquired businesses, which is included in Other Current Liabilities.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Purchase price allocations for 2005 are tentative and subject to final adjustment due to their closing date. Purchase price allocations for business combinations accounted for under the purchase method of accounting related to continuing operations for the years ended December 31 were as follows:

	2005	2004	2003

Inventory	$6.5	$51.5	$33.3
Property and equipment	.1	48.3	11.6
Goodwill	2.5	55.2	13.3
Franchise rights — indefinite lived	3.9	78.1	22.7
Other intangibles subject to amortization	—	.4	—
Working capital	(.5)	(2.1)	(4.1)
Vehicle floorplan payable-trade	(6.5)	(33.6)	(28.0)
Vehicle floorplan payable-non-trade	—	(3.0)	(2.7)
Other liabilities	—	(.2)	(.5)

	6.0	194.6	45.6
Cash paid in deferred purchase price	9.9	3.3	3.2

Cash used in business acquisitions, net of cash acquired	$15.9	$197.9	$48.8

      Responsibility for the vehicle floorplan payable is assumed by the Company in acquisition transactions. Typically, the Company refinances the vehicle floorplan payable in which case the initial refinancing is accounted for as a vehicle floorplan payable-non-trade. The Company anticipates that all of the goodwill recorded in 2005 and 2004 will be deductible for federal income tax purposes.
      The Company’s unaudited pro forma consolidated results of continuing operations assuming 2005 and 2004 acquisitions had occurred at January 1, 2004 are as follows for the years ended December 31:

	2005	2004

Revenue	$19,265.0	$19,236.8
Net income	$496.9	$438.6
Diluted earnings per share	$1.85	$1.61
      The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.
      In March 2006, the Company acquired a Mercedes-Benz dealership in Pompano Beach, Florida. The Company also signed a separate agreement in January 2006 to acquire certain rights to establish a new Mercedes-Benz dealership in Palm Beach County, Florida.

16.	RELATED PARTY TRANSACTIONS
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the Company’s spin-off of ANC Rental in June 2000, the Company entered into certain agreements and arrangements with ANC Rental. J.P. Bryan, a Company Director, and H. Wayne Huizenga, a former Company Director, were directors of ANC Rental from July 2000 until October 2003. ANC Rental agreed to buy automotive parts from the Company following the spin-off, and paid the Company approximately $3.0 million for parts purchases made during 2003. See further information in Note 13, Discontinued Operations.

17.	CASH FLOW INFORMATION
      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.
      The Company made interest payments of approximately $187.2 million, $152.4 million, and $132.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, including interest on vehicle inventory financing. The Company made income tax payments of approximately $43.4 million, $253.4 million and $471.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The tax payments for 2004 include prepayments of the IRS settlement totaling $128.9 million as further discussed in Note 11, Income Taxes, of Notes to Consolidated Financial Statements. In February 2006, the Company made estimated state tax and federal tax payments totaling approximately $100 million, primarily related to provisions for the third and fourth quarter of 2005.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, trade and manufacturer receivables, other current assets, vehicle floorplan payable, accounts payable, other current liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

•	Fixed rate debt: The fair value of fixed rate debt is based on borrowing rates currently available to the Company for debt with similar terms and maturities. At December 31, 2005 and 2004, the carrying amounts of the Company’s fixed rate debt primarily consisting of amounts outstanding under the Company’s senior unsecured notes, totaled $371.3 million and $494.5 million, respectively, with a fair value of $398.5 million and $561.5 million, respectively.

19.	BUSINESS AND CREDIT CONCENTRATIONS
      The Company owns and operates franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. At December 31, 2005 and 2004, the Company had receivables from manufacturers or

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
distributors of $177.7 million and $174.4 million, respectively. Additionally, a large portion of the Company’s Contracts-in-Transit included in Accounts Receivable are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to the Company’s new and used vehicle customers.
      The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Additionally, the Company finances its new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing.
      Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which the Company’s products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2005, the Company does not consider itself to have any significant non-manufacturer concentrations of credit risk.

20.	QUARTERLY INFORMATION (UNAUDITED)
      The Company’s operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter weather conditions. Accordingly, the Company expects revenue and operating results generally to be lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events, and by other factors unrelated to weather conditions, such as changing economic conditions and automotive manufacturer incentive programs.
      The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2005 and 2004:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2005	$4,561.2	$5,018.9	$5,188.0	$4,485.3
	2004	$4,536.8	$4,816.0	$4,940.7	$4,751.1
Operating income	2005	$199.6	$209.7	$219.6	$178.1
	2004	$182.0	$195.2	$195.2	$193.0
Income from continuing operations(2)	2005	$88.9	$106.0	$120.2	$80.4
	2004	$88.6	$96.4	$95.7	$116.4
Net income(2)(3)	2005	$97.0	$194.8	$129.4	$75.3
	2004	$87.3	$92.1	$92.4	$161.8
Basic earnings per share from continuing operations(1)	2005	$.34	$.40	$.46	$.31
	2004	$.33	$.36	$.36	$.44
Diluted earnings per share from continuing operations(1)	2005	$.33	$.40	$.45	$.30
	2004	$.32	$.35	$.35	$.43

(1)	Quarterly basic and diluted earnings per share from continuing operations may not equal total earnings per share for the year as reported in the Consolidated Income Statements due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Fourth quarter 2004 income from continuing operations and net income were impacted by a $24.6 million benefit from income tax adjustments.

(3)	Second quarter 2005 net income was impacted by a $95.7 million gain included in discontinued operations related to the resolution of various income tax matters.
      The following table sets forth, for the periods indicated, the high and low prices per share of the Company’s Common Stock as reported by the New York Stock Exchange:

	High	Low

2005
Fourth Quarter	$22.84	$18.44
Third Quarter	$22.54	$19.57
Second Quarter	$21.69	$17.91
First Quarter	$20.05	$18.35
2004
Fourth Quarter	$19.33	$16.24
Third Quarter	$17.22	$15.15
Second Quarter	$17.69	$15.01
First Quarter	$18.37	$16.06

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
      There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations and certain accounts receivable). We have substantially implemented the core phase in 106 of our 269 stores as of December 31, 2005.
      In addition, we considered the restatement of our Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003 to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” as disclosed in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements of this Form 10-K, and concluded that such restatement does not represent a material weakness in our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION
      None.

PART III
      The information required by Item 10 (other than the information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Part I of this Annual Report on Form 10-K), Item 11, Item 12 (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth below), Item 13 and Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
EQUITY COMPENSATION PLAN INFORMATION
      The following table provides certain information, as of December 31, 2005, relating to the equity compensation plans under which options to acquire our common stock may be granted from time to time.

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	27,968,912	$16.39	15,722,428
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total*	27,968,912	$16.39	15,722,428

*	Does not include options to purchase an aggregate of 24,432 shares, at a weighted-average exercise price of $14.68, granted under plans assumed in connection with acquisition transactions. We have not made, and will not make in the future, any grants of options under these plans assumed in connection with acquisition transactions.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
March 2, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Jackson Michael J. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2006

/s/ Craig T. Monaghan Craig T. Monaghan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2006

/s/ J. Alexander McAllister J. Alexander McAllister	Vice President — Corporate Controller (Principal Accounting Officer)	March 2, 2006

/s/ Robert J. Brown Robert J. Brown	Director	March 2, 2006

/s/ J.P. Bryan J.P. Bryan	Director	March 2, 2006

/s/ Rick L. Burdick Rick L. Burdick	Director	March 2, 2006

/s/ William C. Crowley William C. Crowley	Director	March 2, 2006

/s/ Edward S. Lampert Edward S. Lampert	Director	March 2, 2006

/s/ Michael E. Maroone Michael E. Maroone	Director	March 2, 2006

/s/ Irene B. Rosenfeld Irene B. Rosenfeld	Director	March 2, 2006

EXHIBIT INDEX

Exhibits		Description of Exhibits

3.1		Third Amended and Restated Certificate of Incorporation of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2		Amended and Restated Bylaws of AutoNation, Inc. (incorporated by reference to Exhibit 3.2 to AutoNation’s Current Report on Form 8-K dated December 8, 2000).

4.1		Indenture, dated as of August 10, 2001 (the “Indenture”), relating to the issuance of $450.0 million aggregate principal amount of senior unsecured notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (SEC 333-71098) filed on October 5, 2001).

4.2		Supplemental Indenture, dated as of April 30, 2002, amending the Indenture to update the list of the Company’s subsidiaries as guarantors thereunder (incorporated by reference to Exhibit 4.2 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.3		Supplemental Indenture, dated as of November 8, 2002 amending the Indenture to increase by $400.0 million the Company’s capacity to make restricted payments under the terms of the Indenture, including payments for the repurchase of its common stock (incorporated by reference to Exhibit 4.2 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2002).

4	.4*	Supplemental Indenture, dated as of March 29, 2004, amending the Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.

4	.5*	Supplemental Indenture, dated as of November 3, 2005, amending the Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.

4.6		Five Year Credit Agreement dated July 14, 2005 relating to a $600 million unsecured bank line of credit (incorporated by reference to Exhibit 10.15 of the AutoNation’s Form 8-K filed on July 14, 2005).

4.7		AutoNation is a party to certain long-term debt agreements where the amount involved does not exceed 10% of AutoNation’s total assets. AutoNation agrees to furnish a copy of any such agreements to the Commission upon request.

10.1		AutoNation, Inc. 1991 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.2		AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.2 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.3		AutoNation Enterprises Incorporated Amended and Restated 1995 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.3 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.4		AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5		AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.4 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.6		AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.5 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7		AutoNation, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit A to AutoNation’s Proxy Statement on Schedule 14A filed with the Commission on April 12, 2002).

10.8		AutoNation, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to AutoNation’s Form 8-K filed on November 23, 2005)

10.9		Employment Agreement dated December 30, 2004, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 3, 2005).

Exhibits		Description of Exhibits

10.10		Amendment No. 1 dated March 25, 2005 to December 30, 2004 Employment Agreement with Michael J. Jackson (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on March 31, 2005).

10.11		Letter Agreement dated March 26, 1999 between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 of AutoNation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.12		Employment Agreement dated July 27, 2005, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 to AutoNation’s Form 8-K filed on July 27, 2005).

10.13		Letter Agreement dated April 18, 2000 between AutoNation, Inc. and Craig T. Monaghan, Chief Financial Officer (incorporated by reference to Exhibit 10.6 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.14		Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock option plans (incorporated by reference to Exhibit 10.12 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15		Settlement and Release Agreement dated April 15, 2003 with ANC Rental Corporation and the Unsecured Creditors’ Committee appointed in connection with ANC’s bankruptcy (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 16, 2003).

21	.1*	Subsidiaries of AutoNation, Inc.

23	.1*	Consent of KPMG LLP

31	.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer

31	.2*	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer

32	.1**	Section 1350 Certification of Principal Executive Officer

32	.2**	Section 1350 Certification of Principal Financial Officer

*	Filed herewith

**	Furnished herewith
      Exhibits 10.1 through 10.14 are management contracts or compensatory plans, contracts or arrangements.