Form 10-Q
period 2006-03-31
AUTONATION INC /FL
filed 2006-04-28
CIK 350698

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From __________________ to _____________
COMMISSION FILE NUMBER: 1-13107
AUTONATION, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	73-1105145 (IRS EMPLOYER IDENTIFICATION NO.)

110 S.E. 6TH STREET FT. LAUDERDALE, FLORIDA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	33301 (ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 769-6000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     On April 26, 2006 the registrant had 214,945,830 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$256.6	$244.9
Receivables, net	684.4	788.3
Inventory	2,673.6	2,637.8
Other current assets	210.3	244.0

Total Current Assets	3,824.9	3,915.0

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $489.4 and $464.4, respectively	1,816.1	1,807.5
INTANGIBLE ASSETS, NET	3,012.3	2,947.7
OTHER ASSETS	157.6	154.3

Total Assets	$8,810.9	$8,824.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$2,268.5	$2,393.5
Vehicle floorplan payable — non-trade	107.8	104.0
Accounts payable	246.1	212.1
Notes payable and current maturities of long-term obligations	40.5	40.6
Other current liabilities	592.2	662.0

Total Current Liabilities	3,255.1	3,412.2

LONG-TERM DEBT, NET OF CURRENT MATURITIES	483.1	484.4
DEFERRED INCOME TAXES	197.9	186.2
OTHER LIABILITIES	76.5	72.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 273,562,137 shares issued for both periods, including shares held in treasury	2.7	2.7
Additional paid-in capital	2,202.8	2,201.0
Retained earnings	2,759.7	2,672.5
Accumulated other comprehensive income	.1	1.8
Treasury stock, at cost; 9,065,398 and 11,329,650 shares held, respectively	(167.0)	(208.5)

Total Shareholders’ Equity	4,798.3	4,669.5

Total Liabilities and Shareholders’ Equity	$8,810.9	$8,824.5

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED INCOME STATEMENTS
(In millions, except share data)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Revenue:
New vehicle	$2,691.3	$2,640.2
Used vehicle	1,144.1	1,065.2
Parts and service	667.4	635.3
Finance and insurance, net	152.4	144.7
Other	18.8	19.5

TOTAL REVENUE	4,674.0	4,504.9

Cost of Sales:
New vehicle	2,491.1	2,445.4
Used vehicle	1,029.4	952.3
Parts and service	374.2	360.0
Other	7.7	8.1

TOTAL COST OF SALES	3,902.4	3,765.8

Gross Profit:
New vehicle	200.2	194.8
Used vehicle	114.7	112.9
Parts and service	293.2	275.3
Finance and insurance	152.4	144.7
Other	11.1	11.4

TOTAL GROSS PROFIT	771.6	739.1

Selling, general and administrative expenses	548.6	519.5
Depreciation and amortization	19.8	19.9
Other expenses	—	.1

OPERATING INCOME	203.2	199.6

Floorplan interest expense	(32.5)	(24.7)
Other interest expense	(12.0)	(17.6)
Other interest expense — senior note repurchases	—	(14.4)
Interest income	3.5	1.5
Other expense, net	—	(0.9)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	162.2	143.5
PROVISION FOR INCOME TAXES	64.4	54.2

NET INCOME FROM CONTINUING OPERATIONS	97.8	89.3

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(10.6)	7.7

NET INCOME	$87.2	$97.0

BASIC EARNINGS PER SHARE:
Continuing operations	$.37	$.34
Discontinued operations	$(.04)	$.03
Net income	$.33	$.37

Weighted average common shares outstanding	262.8	264.5

DILUTED EARNINGS PER SHARE:
Continuing operations	$.37	$.33
Discontinued operations	$(.04)	$.03
Net income	$.33	$.36

Weighted average common shares outstanding	267.4	270.3

COMMON SHARES OUTSTANDING, net of treasury stock	264.5	262.7
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
	Common Stock		Additional		Compre-
			Paid-in	Retained	hensive	Treasury
	Shares	Amount	Capital	Earnings	Gain (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2005	273,562,137	$2.7	$2,201.0	$2,672.5	$1.8	$(208.5)	$4,669.5
Exercise of stock options	—	—	(2.7)	—	—	41.5	38.8
Stock option expense	—	—	4.5	—	—	—	4.5
Other comprehensive loss	—	—	—	—	(1.7)	—	(1.7)
Net income	—	—	—	87.2	—	—	87.2

BALANCE AT MARCH 31, 2006	273,562,137	$2.7	$2,202.8	$2,759.7	$.1	$(167.0)	$4,798.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
		(Restated*)
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$87.2	$97.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from discontinued operations	10.6	(7.7)
Depreciation and amortization	19.8	19.8
Amortization of debt issue costs and discounts	1.0	1.8
Stock option expense	4.5	—
Interest expense on bond repurchase	—	10.8
Income taxes	57.4	49.6
Other	.1	—
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	108.9	32.5
Inventory	(15.8)	(238.1)
Other assets	(6.1)	17.9
Vehicle floorplan payable-trade, net	(125.0)	151.8
Accounts payable	33.8	3.5
Other liabilities	(93.5)	(36.6)

Net cash provided by continuing operations	82.9	102.3
Net cash used in discontinued operations	(.2)	(1.0)

Net cash provided by operating activities	82.7	101.3

CASH USED IN INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buyouts	(19.9)	(20.4)
Proceeds from sale of property and equipment	.5	3.1
Cash used in business acquisitions, net of cash acquired	(67.4)	(2.1)
Net change in restricted cash	(.4)	3.4
Purchases of restricted investments	(3.4)	(1.1)
Proceeds from the sale of restricted investments	4.8	1.8
Cash received from business divestitures, net of cash relinquished	2.6	13.6
Other	(.1)	—

Net cash used in continuing operations	(83.3)	(1.7)
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(83.3)	(1.7)

AUTONATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Continued

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
		(Restated*)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	—	(70.9)
Net proceeds (payments) of vehicle floorplan — non-trade	(24.4)	7.7
Payment of mortgage facilities	(1.4)	(31.3)
Payments of notes payable and long-term debt	(.7)	—
Proceeds from the exercises of stock options	32.3	23.0
Tax benefit from stock options	6.7	—
Repurchases of 9% senior unsecured notes	—	(106.0)
Other	(.2)	—

Net cash provided by (used in) continuing operations	12.3	(177.5)
Net cash used in discontinued operations	—	(.2)

Net cash provided by (used in) financing activities	12.3	(177.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11.7	(78.1)
CASH AND CASH EQUIVALENTS at beginning of period	244.9	109.2

CASH AND CASH EQUIVALENTS at end of period	$256.6	$31.1

* See Note 1 to the Unaudited Consolidated Financial Statements
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)
1. Interim Financial Statements
Business and Basis of Presentation
     AutoNation, Inc. (the “Company”), through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2006, the Company owned and operated 345 new vehicle franchises from 268 stores primarily located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.
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
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company in the accompanying Unaudited Consolidated Financial Statements include allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible and long-lived assets, and accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities and estimated losses from disposals of discontinued operations and certain assumptions related to stock option compensation.
     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.
Restatement and Revision
     The Company has restated certain amounts in the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2005 from operating activities to financing activities to comply with Statement of Financial Accounting Standards (“SFAS”) 95, “Statement of Cash Flows,” as a result of comments to the Company from the SEC, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Amounts that were previously reported as operating activities have been restated as a component of financing activities to reflect the net cash flow uses for floorplan facilities with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise (“non-trade lenders”). This change had the effect of increasing net cash from operating activities with the related offset in net cash from financing activities.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Additionally, the Company has revised its Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2005 as a result of guidance given by the SEC to separately disclose the operating, investing and financing cash flows attributable to the Company’s discontinued operations. The Company had previously reported these amounts on a combined basis.
     A summary of the effects of the restatement and revision for the three months ended March 31, 2005 is as follows:

Net cash provided by operating activities as previously reported	$108.0
Revision of discontinued operations	1.0
Restatement of vehicle floorplan payable – non-trade:	—
Continuing operations	(7.7)
Discontinued operations	—

Restated and revised net cash provided by operating activities	$101.3

Net cash used in investing activities as previously reported	$(1.7)
Revision of discontinued operations	—

Revised net cash used in investing activities	$(1.7)

Net cash used in financing activities as previously reported	$(185.2)
Restatement of vehicle floorplan payable — non-trade:
Continuing operations	7.7
Discontinued operations	(.2)

Restated net cash used in financing activities	$(177.7)

	As
	Previously		As
	Reported		Restated
Vehicle floorplan payable	$177.0	*	$—
Vehicle floorplan payable — trade, net	$—		$151.8
Net proceeds of vehicle floorplan payable — non-trade	$—		$7.7
Vehicle floorplan payable — non-trade (discontinued operations)	$—		$(.2)
     * Includes $17.7 million of discontinued operations for the three months ended March 31, 2005.
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have an effect on the Company’s unaudited consolidated financial statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2. Stock Options
     The Company has various stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Upon exercise, shares of common stock are issued from the Company’s treasury stock. Options granted under the plans are non-qualified and are granted at a price equal to or above the closing price of the common stock on the trading day immediately prior to the date of grant. Generally, options have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date.
     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005.
     As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the Company’s unaudited consolidated financial statements for prior periods have not been restated to reflect the adoption of SFAS 123R.
     For the three months ended March 31, 2006, the Company recognized $4.5 million pre-tax ($2.7 million after-tax) of non-cash compensation expense (included in Selling, General and Administrative expense in the 2006 Unaudited Consolidated Income Statement) attributable to stock options granted or vested subsequent to December 31, 2005. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. The following is a summary of the assumptions used:

Risk-free interest rate	2.99%-4.26%
Expected dividend yield	—
Expected term	5-6 years
Expected volatility	32%-40%
     The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility and other factors impacting the Company, including its recent debt and equity tender offers discussed in Note 6 of the Notes to Unaudited Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of stock option transactions is as follows for the three months ended March 31, 2006:

		Weighted-
		Average	Weighted-	Aggregate
	Shares	Exercise	Average Remaining	Intrinsic
	(in	Price	Contractual Term	Value
	millions)	(per share)	(Years)	(in millions)
Options outstanding at beginning of period	28.0	$16.39
Granted	.1	$21.73
Exercised	(2.3)	$14.25
Forfeited	—	$—
Expired	—	$—

Options outstanding at end of period	25.8	$16.58	4.2	$133.3

Options exercisable at end of period	19.9	$16.11	2.9	$112.3
Options available for future grants	15.7
     The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2006 was $8.37 per share. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $17.5 million.
     A summary of nonvested stock option transactions is as follows for the three months ended March 31, 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(in millions)	(per share)
Nonvested at beginning of period	6.0	$6.67
Granted	—	$—
Vested	—	$—
Forfeited	(.1)	$6.53

Nonvested at end of period	5.9	$6.67

     As of March 31, 2006, there was $34.6 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a period of four years.
     Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in our unaudited consolidated statements of cash flows. In accordance with SFAS 123R, commencing January 1, 2006, excess tax benefits from the exercise of stock options are reported as financing cash flows.
     Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The Company’s pro forma net income and pro forma earnings per share were as follows for the three months ended March 31, 2005:

Net income, as reported	$97.0
Pro forma stock-based employee compensation cost, net of taxes	(2.8)

Pro forma net income	$94.2

Basic earnings per share, as reported	$.37
Pro forma stock-based employee compensation cost	$(.01)
Pro forma basic earnings per share	$.36

Diluted earnings per share, as reported	$.36
Pro forma stock-based employee compensation cost	$(.01)
Pro forma diluted earnings per share	$.35
3. Receivables, Net
     The components of receivables, net of allowance for doubtful accounts, are as follows:

	MARCH 31,	DECEMBER 31,
	2006	2005
Trade receivables	$95.2	$95.7
Manufacturer receivables	166.3	175.7
Other	89.6	97.4

	351.1	368.8
Less: Allowances	(6.3)	(6.7)

	344.8	362.1
Contracts-in-transit and vehicle receivables	339.6	426.2

Receivables, net	$684.4	$788.3

     Contracts in transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.
4. Inventory and Vehicle Floorplan Payable
     The components of inventory are as follows:

	MARCH 31,	DECEMBER 31,
	2006	2005
New vehicles	$2,135.9	$2,162.3
Used vehicles	385.6	325.0
Parts, accessories and other	152.1	150.5

	$2,673.6	$2,637.8

     At March 31, 2006 and December 31, 2005, vehicle floorplan payable-trade totaled $2.3 billion and $2.4 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade totaled $107.8 million and $104.0 million, at March 31, 2006 and

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
December 31, 2005, respectively, and represents amounts borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan-non-trade are reported as financing cash flows in the accompanying Unaudited Consolidated Statements of Cash Flows.
     All the Company’s floorplan facilities are at LIBOR-based rates of interest (5.8% and 4.2% weighted average for the three months ended March 31, 2006 and 2005, respectively). Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. The Company’s manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain financial and operating covenants. At March 31, 2006, the Company was in compliance with such covenants in all material respects. At March 31, 2006, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.9 billion, of which $2.4 billion total was outstanding.
     In December 2004, the FASB issued SFAS 151, “Inventory Costs”. SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s unaudited consolidated financial statements.
5. Intangible Assets
     Intangible assets, net, consist of the following:

	MARCH 31,	DECEMBER 31,
	2006	2005
Goodwill	$3,005.5	$2,985.5
Franchise rights — indefinite-lived	268.9	224.4
Other intangibles	6.4	6.2

	3,280.8	3,216.1
Less: accumulated amortization	(268.5)	(268.4)

	$3,012.3	$2,947.7

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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6. Notes Payable and Long-term Debt
     Notes payable and long-term debt consist of the following:

	MARCH 31,	DECEMBER 31,
	2006	2005
9% senior unsecured notes, net of unamortized discount of $1.7 million and $1.8 million, respectively	$321.8	$321.7
Revolving credit facility	—	—
Mortgage facility	152.3	153.7
Other debt	49.5	49.6

	523.6	525.0
Less: current maturities	(40.5)	(40.6)

Long-term debt, net of current maturities	$483.1	$484.4

     At March 31, 2006, the Company had $321.8 million of 9.0% senior unsecured notes, net of unamortized discount, due August 1, 2008. As discussed below, in April 2006 the Company purchased $309.4 million aggregate principal amount of the 9% senior notes pursuant to a tender offer and consent solicitation commenced on March 10, 2006. The 9% senior unsecured notes are guaranteed by substantially all of the Company’s subsidiaries. As of April 12, 2006, covenants related to the 9% senior unsecured notes were substantially eliminated as a result of the successfully completed consent solicitation. Approximately $14.1 million aggregate principal amount of 9% senior unsecured notes was not tendered for purchase and, accordingly, remains outstanding after completion of the transaction.
     At March 31, 2006, the Company had a credit agreement for a revolving credit facility with an aggregate borrowing capacity of $600.0 million. The credit spread charged for the revolving credit facility is impacted by the Company’s senior unsecured credit ratings. The facility is guaranteed by substantially all of the Company’s subsidiaries. The Company has negotiated a letter of credit sublimit as part of its revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $134.5 million at March 31, 2006.
     At March 31, 2006, the Company had $152.3 million outstanding under a mortgage facility with various maturities through 2008. The facility bears interest at LIBOR-based interest rates (5.9% and 4.6% weighted average for the three months ended March 31, 2006 and 2005, respectively) and is secured by mortgages on certain of the Company’s store properties.
     The Company’s revolving credit facility and mortgage facility contain, and, until the consummation of the Company’s debt tender offer and consent solicitation in April 2006, the 9% senior unsecured notes contained, numerous customary financial and operating covenants that place significant restrictions on the Company. At March 31, 2006, the Company was in compliance with the requirements of all such covenants.
     In April 2006, the Company sold $300.0 million of 7% senior unsecured notes due April 15, 2014 and $300.0 million of floating rate senior unsecured notes due April 15, 2013, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by the Company on or after April 15, 2008 at 103% of principal, on or after April 15, 2009 at 102% of principal, on or after April 15, 2010 at 101% of principal and on or after April 15, 2011 at 100% of principal. The 7% senior unsecured notes may be redeemed by the Company on or after April 15, 2009 at 105.25% of

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
principal, on or after April 15, 2010 at 103.5% of principal, on or after April 15, 2011 at 101.75% of principal and on or after April 15, 2012 at 100% of principal.
     In connection with the issuance of the new senior notes, the Company amended its existing credit agreement to provide: (1) a $650 million revolving credit facility that provides for various interest rates on borrowings, generally LIBOR plus 1.0%, and (2) a $600.0 million term loan that bears interest at a rate equal to LIBOR plus 1.25%. The amended credit agreement, which includes the new term loan, terminates on July 14, 2010.
     The proceeds of the new senior notes and term loan borrowings, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of the Company’s common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to the Company’s equity tender offer that commenced on March 10, 2006, (2) purchase $309.4 million aggregate principal of the Company’s 9% senior unsecured notes for an aggregate total consideration and accrued and unpaid interest of $339.8 million pursuant to the Company’s debt tender offer and consent solicitation that commenced on March 10, 2006, and (3) pay related financing costs. Approximately $24.8 million of tender premium related to the Company’s debt tender offer will be expensed in the second quarter of 2006 as well as other related fees.
     The Company’s new senior notes, amended credit agreement and mortgage facility contain numerous customary financial and operating covenants that place restrictions on the Company, including the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets and merge or consolidate with other entities. The indenture for the Company’s new senior notes restricts the Company’s ability to make payments in connection with share repurchases, dividends, debt retirement, investments and similar matters to a cumulative aggregate amount that does not exceed $500 million plus 50% of the Company’s cumulative consolidated net income (as defined in the indenture), subject to certain exceptions and conditions set forth in the indenture. The amended credit agreement requires the Company to meet certain financial ratios, including financial covenants requiring the maintenance of a maximum consolidated cash flow leverage ratio (2.75 times) and a maximum capitalization ratio (65%). In addition, the indenture for the new senior notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage. In the event that the Company were to default in the observance or performance of any of the financial covenants in the amended credit agreement or mortgage facility and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facilities and declare all outstanding obligations under such facilities immediately payable. The Company’s amended credit agreement, the indenture for the Company’s new senior notes, vehicle floorplan payable facilities and mortgage facility have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. In connection with the issuance of the new senior notes, the Company is required to complete an exchange offer pursuant to which the Company will file a registration statement with the SEC and offer to exchange the senior notes for new notes that are not subject to certain transfer restrictions. As of April 24, 2006, the Company was in compliance with the requirements of all such financial covenants.
     The Company’s senior notes and borrowings under the amended credit agreement are guaranteed by substantially all of the Company’s subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In the event of a downgrade in the Company’s credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur. Certain covenants in the indenture for the new senior notes would be eliminated with an upgrade of our new senior notes to investment grade by either Standard & Poor’s or Moody’s Investors Service.
7. Shareholders’ Equity
     As a result of the transactions discussed in Note 6 of the Notes to Unaudited Consolidated Financial Statements, the Company’s share repurchase program was temporarily suspended and it made no repurchases of its common stock during the first quarter of 2006. At March 31, 2006, the Company has approximately $71.3 million available for share repurchases under the current program authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s new senior notes.
     During the three months ended March 31, 2006 and 2005, proceeds from the exercise of stock options were $32.3 million and $23.0 million, respectively.
8. Income Taxes
     Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.
     During the three months ended March 31, 2005, the Company recognized an $11.7 million gain included in Discontinued Operations for the three months ended March 31, 2005, related to the resolution of various income tax matters.
     As a matter of course, various taxing authorities, including the IRS, regularly audit the Company. Currently, the IRS is auditing the tax years from 2002 to 2004. These audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. Included in Other Current Liabilities at March 31, 2006 and December 31, 2005 are $55.2 million and $54.5 million, respectively, provided by the Company for these matters.
9. Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are based on the combined weighted-average number of common shares and common share equivalents outstanding, which includes, where appropriate, the assumed exercise of dilutive options.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2006	2005
Weighted-average common shares outstanding used to calculate basic earnings per share	262.8	264.5
Effect of dilutive options	4.6	5.8

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	267.4	270.3

     As discussed in Note 6 to the Notes to Unaudited Consolidated Financial Statements, in April 2006 the Company purchased 50 million shares of its common stock pursuant to an equity tender offer.
     At March 31, 2006 and 2005, the Company had approximately 25.8 million and 33.6 million stock options outstanding, respectively, of which 4.3 million and 6.8 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.
10. Comprehensive Income
     Comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income	$87.2	$97.0
Other comprehensive gain (loss)	(1.7)	2.7

Comprehensive income	$85.5	$99.7

     At March 31, 2006, the Company had interest rate hedge instruments with a total notional value of $150.0 million, consisting of a swap, and a cap and floor option (collar). The instruments, which mature through July 2006, are designed to convert certain floating rate vehicle floorplan payable and mortgage notes to fixed rate debt. During the three months ended March 31, 2006, the Company had $650.0 million of interest rate hedge instruments mature, consisting of $150.0 million in swaps, which effectively locked in a LIBOR-based rate of 3.0%, and $500.0 million in collars that capped floating rates to a maximum LIBOR-based rate no greater than 2.4%. For the three months ended March 31, 2006 and 2005, net unrealized gains related to hedges included in other comprehensive gain (loss) were $.5 million and $1.4 million, respectively. For the three months ended March 31, 2006 and 2005, the income statement impact from interest rate hedges was an additional expense of $1.3 million and $.8 million, respectively. As of March 31, 2006, the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11. Acquisitions
     The Company acquired one automotive retail franchise and other related assets during each three-month period ended March 31, 2006 and 2005. Additionally, the Company also signed a separate agreement in January 2006 to acquire certain rights to establish a new Mercedes-Benz dealership. During the three months ended March 31, 2005, the Company paid $.5 million for indefinite-lived franchise rights in cash for acquisitions. During the three months ended March 31, 2005, the Company also paid $1.6 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.
     Purchase price allocations for business combinations for the three months ended March 31, 2006 are tentative and subject to final adjustment. Purchase price allocations for the three months ended March 31, 2006 were as follows:

Accounts receivable	$5.0
Inventory	20.0
Property and equipment	5.7
Other assets	7.9
Goodwill	17.1
Franchise rights – indefinite-lived	44.5
Other intangibles subject to amortization	.2
Vehicle floorplan payable – non-trade	(28.2)
Other liabilities	(4.8)

67.4
Cash paid in deferred purchase price	—

Cash used in acquisitions, net of cash acquired	$67.4

     Responsibility for vehicle floorplan payable is assumed by the Company in acquisition transactions. Typically, the Company refinances the vehicle floorplan payable in which case the initial refinancing is accounted for as a vehicle floorplan payable-non-trade.
     The Company’s unaudited pro forma consolidated results of continuing operations, assuming acquisitions had occurred at January 1, 2005, are as follows for the three months ended March 31:

	2006	2005
Revenue	$4,708.4	$4,562.3
Net income	$88.7	$99.5
Diluted earnings per share	$.33	$.37
     The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12. Commitments and Contingencies
Legal Proceedings
     The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.
     Many of the Company’s Texas store subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that since January 1994, Texas dealers have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In April 2002, in two actions (which have been consolidated), the state court certified two classes of consumers on whose behalf the action would proceed. In the federal antitrust case, in March 2003, the federal court conditionally certified a class of consumers. The Company and other defendants appealed the ruling to the Fifth Circuit Court of Appeals, which on October 5, 2004, reversed the class certification order, and remanded the case back to the federal district court for further proceedings. In February 2005, the Company and the plaintiffs in each of the cases agreed to settlement terms. The state settlement, which was approved preliminarily by the state court on December 27, 2005, is contingent upon final court approval, the hearing for which is currently scheduled for June 2006. The claims against the Company in federal court also would be settled contingent upon final approval in the state action. The estimated expense of the settlements is not a material amount and includes the Company’s stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, the Company’s stores would be permitted to continue to itemize and pass through to the customer the cost of the inventory tax. If the settlements are not finally approved, the Company would then vigorously assert available defenses in connection with the TADA lawsuits. Further, the Company may have certain rights of indemnification with respect to certain aspects of these lawsuits. However, an adverse resolution of the TADA lawsuits could result in the payment of significant costs and damages and negatively impact the Company’s ability to itemize and pass through to the customer the cost of the tax in the future, which could have a material adverse effect on the Company’s business, results of operations, financial condition, cash flows and prospects.
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
     From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $70 million at March 31, 2006. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.
     At March 31, 2006, surety bonds, letters of credit and cash deposits totaled $167.0 million, including $134.5 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and did not have a material impact on the Company’s unaudited consolidated financial statements.
13. Discontinued Operations
     Discontinued operations are related to stores that were sold or for which the Company has entered into a sale agreement. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement. The accompanying Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Also included in results from discontinued operations for the three months ended March 31, 2005 is a gain from an income tax adjustment related to items previously reported in discontinued operations. Selected income statement data for the Company’s discontinued operations is as follows:

	Three months ended
	March 31,
	2006	2005
Total revenue	$51.0	$143.8

Pre-tax loss from discontinued operations	$(2.8)	$(4.3)
Pre-tax (loss) gain on disposal from discontinued operations	(8.6)	.9

	(11.4)	(3.4)
Income tax (benefit) expense	(.8)	.6

	(10.6)	(4.0)
Income tax adjustment (see Note 8)	—	11.7

Income (loss) from discontinued operations, net of income taxes	$(10.6)	$7.7

     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	March 31,	December 31,
	2006	2005
Inventory	$42.8	$56.3
Other current assets	14.1	18.3
Property and equipment, net	27.0	42.3
Goodwill	11.9	15.9
Other non-current assets	.3	1.0

Total assets	$96.1	$133.8

Vehicle floorplan payable — trade	$38.9	$52.3
Other current liabilities	8.9	9.4

Total liabilities	$47.8	$61.7

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
     We have restated certain amounts in the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2005 from operating activities to financing activities to comply with Statement of Financial Accounting Standards (“SFAS”) 95, “Statement of Cash Flows,” as a result of comments to us from the Securities and Exchange Commission, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Amounts that were previously reported as operating activities have been restated as a component of financing activities to reflect the net cash flow uses for floorplan facilities with lenders other than the corresponding automotive manufacturers’ captive finance subsidiaries for that franchise (“non-trade lenders”). This change had the effect of increasing net cash from operating activities with the related offset in net cash from financing activities.
OVERVIEW
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2006, we owned and operated 345 new vehicle franchises from 268 stores primarily located in major metropolitan markets in 17 states, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.
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
     Historically, new vehicle sales have accounted for approximately 60% of our total revenue, but less than 30% of our total gross profit. Our parts and service and finance and insurance operations, while comprising less than 20% of total revenue, contribute approximately 60% of our gross profit. We believe that many factors affect industry-wide sales of new and used vehicles and finance and insurance products, and retailers’ gross profit margins, including consumer confidence in the economy, the level of manufacturers’ excess production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring and the length of consumer loans on existing vehicles. Our parts and service business is also impacted by many of these factors.

     For the three months ended March 31, 2006 and 2005, we had net income from continuing operations of $97.8 million and $89.3 million, respectively, and diluted earnings per share of $.37 and $.33, respectively. The results for the three months ended March 31, 2006 were impacted by higher floorplan interest expense primarily resulting from higher short-term LIBOR interest rates and additional non-cash compensation expense related to the implementation of SFAS 123R for stock options. The results for the three months ended March 31, 2005 includes $8.7 million or $.03 per share after-tax ($14.4 million pre-tax) of premium and deferred costs recognized as Other Interest Expense related to the repurchase of $95.2 million (face value) of our 9% senior unsecured notes.
     During the three months ended March 31, 2006 and 2005, we had a (loss)/income from discontinued operations totaling $(10.6) million and $7.7 million, respectively, net of income taxes. For the three months ended March 31, 2005, we recognized an $11.7 million gain included in discontinued operations primarily related to the resolution of various income tax matters. Certain amounts reflected in the accompanying Unaudited Consolidated Financial Statements for the three months ended March 31, 2006 and 2005, have been adjusted to classify the results of the stores described above as discontinued operations.
     During the three months ended March 31, 2006, 2.3 million shares of our common stock were issued upon the exercise of stock options resulting in proceeds of $32.3 million.
     In April 2006, we sold $300.0 million of 7% senior unsecured notes due April 15, 2014 and $300.0 million of floating rate senior unsecured notes due April 15, 2013, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us on or after April 15, 2008 at 103% of principal, on or after April 15, 2009 at 102% of principal, on or after April 15, 2010 at 101% of principal and on or after April 15, 2011 at 100% of principal. The 7% senior unsecured notes may be redeemed by the Company on or after April 15, 2009 at 105.25% of principal, on or after April 15, 2010 at 103.5% of principal, on or after April 15, 2011 at 101.75% of principal and on or after April 15, 2012 at 100% of principal.
     In connection with the issuance of the new senior unsecured notes, we amended our existing credit agreement to provide: (1) a $650 million revolving credit facility that provides for various interest rates on borrowings including, generally LIBOR plus 1.0%, and (2) a $600.0 million term loan that bears interest at a rate equal to LIBOR plus 1.25%. The amended credit agreement, which includes the new term loan, terminates on July 14, 2010.
     The proceeds of the new senior notes and term loan borrowings, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer that commenced on March 10, 2006, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration and accrued and unpaid interest of $339.8 million pursuant to our debt tender offer and consent solicitation that commenced on March 10, 2006, and (3) pay related financing costs. Approximately $24.8 million of tender premium related to our debt tender offer will be expensed in the second quarter of 2006 as well as other related fees.
     As a result of the above transaction, our share repurchase program was temporarily suspended and we had no repurchases of our common stock during the first quarter of 2006.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended March 31.
			Variance
			Favorable/
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	%Variance
Revenue:
New vehicle	$2,691.3	$2,640.2	$51.1	1.9
Used vehicle	1,144.1	1,065.2	78.9	7.4
Parts and service	667.4	635.3	32.1	5.1
Finance and insurance, net	152.4	144.7	7.7	5.3
Other	18.8	19.5	(.7)

Total revenue	$4,674.0	$4,504.9	$169.1	3.8

Gross profit:
New vehicle	$200.2	$194.8	$5.4	2.8
Used vehicle	114.7	112.9	1.8	1.6
Parts and service	293.2	275.3	17.9	6.5
Finance and insurance	152.4	144.7	7.7	5.3
Other	11.1	11.4	(.3)

Total gross profit	771.6	739.1	32.5	4.4

Selling, general and administrative expenses	548.6	519.5	(29.1)	(5.6)
Depreciation and amortization	19.8	19.9	.1
Other expenses	—	.1	.1

Operating income	203.2	199.6	3.6	1.8

Floorplan interest expense	(32.5)	(24.7)	(7.8)
Other interest expense	(12.0)	(17.6)	5.6
Other interest expense — senior note repurchases	—	(14.4)	14.4
Interest income	3.5	1.5	2.0
Other expense, net	—	(.9)	.9

Income from continuing operations before income taxes	$162.2	$143.5	$18.7	13.0

Retail vehicle unit sales:
New vehicle	89,279	89,955	(676)	(.8)
Used vehicle	58,091	58,624	(533)	(.9)

	147,370	148,579	(1,209)	(.8)

Revenue per vehicle retailed:
New vehicle	$30,145	$29,350	$795	2.7
Used vehicle	$15,937	$14,989	$948	6.3

Gross profit per vehicle retailed:
New vehicle	$2,242	$2,166	$76	3.5
Used vehicle	$1,931	$1,873	$58	3.1
Finance and insurance	$1,034	$974	$60	6.2

	Three Months Ended March 31,
	% 2006	% 2005
Revenue mix percentages:
New vehicle	57.6	58.6
Used vehicle	24.5	23.6
Parts and service	14.3	14.1
Finance and insurance, net	3.3	3.2
Other	.3	.5

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	25.9	26.4
Used vehicle	14.9	15.3
Parts and service	38.0	37.2
Finance and insurance, net	19.8	19.6
Other	1.4	1.5

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.4	7.4
Used vehicle	12.1	12.5
Parts and service	43.9	43.3
Total	16.5	16.4
Selling, general and administrative expenses	11.7	11.5
Operating income	4.3	4.4

Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.1	70.3
Operating income	26.3	27.0

	March 31,
	2006	2005
Days supply:
New vehicle (industry standard of selling days, including fleet)	55 days	61 days
Used vehicle (trailing 30 days)	41 days	39 days
     The following table details net inventory carrying costs consisting of floorplan assistance earned, a component of new vehicle gross profit, and floorplan interest expense.

	Three Months Ended March 31,
	2006	2005	Variance
Floorplan assistance	$27.1	$26.4	$.7
Floorplan interest expense	(32.5)	(24.7)	(7.8)

Net inventory carrying (expense) benefit	$(5.4)	$1.7	$(7.1)

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

	Three Months Ended March 31,
			Variance
			Favorable/
($in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance
Revenue:
New vehicle	$2,678.0	$2,640.2	$37.8	1.4
Used vehicle	1,139.3	1,064.5	74.8	7.0
Parts and service	663.7	635.3	28.4	4.5
Finance and insurance, net	152.1	144.3	7.8	5.4
Other	7.1	7.0	.1	1.4

Total revenue	$4,640.2	$4,491.3	$148.9	3.3

Gross profit:
New vehicle	$198.9	$194.8	$4.1	2.1
Used vehicle	113.9	112.2	1.7	1.5
Parts and service	290.8	275.3	15.5	5.6
Finance and insurance	152.1	144.3	7.8	5.4
Other	6.6	6.2	.4	6.5

Total gross profit	$762.3	$732.8	$29.5	4.0

Retail vehicle unit sales:
New vehicle	89,063	89,955	(892)	(1.0)
Used vehicle	58,025	58,624	(599)	(1.0)

	147,088	148,579	(1,491)	(1.0)

Revenue per vehicle retailed:
New vehicle	$30,069	$29,350	$719	2.4
Used vehicle	$15,905	$14,987	$918	6.1

Gross profit per vehicle retailed:
New vehicle	$2,233	$2,166	$67	3.1
Used vehicle	$1,930	$1,871	$59	3.2
Finance and insurance	$1,034	$971	$63	6.5

	Three Months Ended March 31,
	% 2006	% 2005
Revenue mix percentages:
New vehicle	57.7	58.8
Used vehicle	24.6	23.7
Parts and service	14.3	14.1
Finance and insurance	3.3	3.2
Other	.1	.2

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	26.1	26.6
Used vehicle	14.9	15.3
Parts and service	38.1	37.6
Finance and insurance, net .	20.0	19.7
Other	.9	.8

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.4	7.4
Used vehicle	12.1	12.5
Parts and service	43.8	43.3
Total	16.4	16.3

New Vehicle

	Three Months Ended March 31,
			Variance
			Favorable/
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance
Reported:
Revenue	$2,691.3	$2,640.2	$51.1	1.9
Gross profit	$200.2	$194.8	$5.4	2.8
Retail vehicle unit sales	89,279	89,955	(676)	(.8)
Revenue per vehicle retailed	$30,145	$29,350	$795	2.7
Gross profit per vehicle retailed	$2,242	$2,166	$76	3.5
Gross profit as a percentage of revenue	7.4%	7.4%
Days supply (industry standard of selling days, including fleet)	55 days	61 days

Same Store:
Revenue	$2,678.0	$2,640.2	$37.8	1.4
Gross profit	$198.9	$194.8	$4.1	2.1
Retail vehicle unit sales	89,063	89,955	(892)	(1.0)
Revenue per vehicle retailed	$30,069	$29,350	$719	2.4
Gross profit per vehicle retailed	$2,233	$2,166	$67	3.1
Gross profit as a percentage of revenue	7.4%	7.4%
     The following table details net inventory carrying costs consisting of floorplan assistance earned, a component of new vehicle gross profit, and floorplan interest expense.

	Three Months Ended March 31,
	2006	2005	Variance
Floorplan assistance	$27.1	$26.4	$.7
Floorplan interest expense	(32.5)	(24.7)	(7.8)

Net inventory carrying (expense) benefit	$(5.4)	$1.7	$(7.1)

     Reported new vehicle performance for the three months ended March 31, 2006 benefited from the impact of acquisitions when compared to same store performance.
     Same store new vehicle revenue for the three months ended March 31, 2006 increased compared to the same period in 2005 as a result of an increase in same store revenue per unit partially offset by a decrease in same store unit volume. The average increase in same store revenue per unit retailed was attributable to a shift in mix to more expensive premium luxury vehicles. The decrease in same store volume is consistent with industry trends for our brand and market mix. Same store gross profit per vehicle retailed and gross profit as a percentage of revenue increased as a result of the shift in sales mix to more premium luxury brands and our management of inventory levels.
     At March 31, 2006, our new vehicle inventories were at $2.1 billion or 55 days compared to new vehicle inventories of $2.2 billion or 55 days supply at December 31, 2005. For the remainder of 2006, we anticipate that new vehicle sales will remain stable in the United States and continue to be highly competitive. However, the level of retail sales for 2006 is very difficult to predict.
     The net inventory carrying benefit (floorplan interest expense net of floorplan assistance from manufacturers) for the three months ended March 31, 2006 decreased $7.1 million compared to the three months ended March 31, 2005, primarily as a result of increased floorplan interest expense due to higher short-term LIBOR interest rates. For the remainder of 2006, we expect to have similar negative impacts due to higher interest rates.

Used Vehicle

	Three Months Ended March 31,
			Variance
			Favorable/
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance
Reported:
Retail revenue	$925.8	$878.7	$47.1	5.4
Wholesale revenue	218.3	186.5	31.8	17.1

Total revenue	$1,144.1	$1,065.2	$78.9	7.4

Retail gross profit	$112.2	$109.8	$2.4	2.2
Wholesale gross profit	2.5	3.1	(.6)

Total gross profit	$114.7	$112.9	$1.8	1.6

Retail vehicle unit sales	58,091	58,624	(533)	(.9)
Revenue per vehicle retailed	$15,937	$14,989	$948	6.3
Gross profit per vehicle retailed	$1,931	$1,873	$58	3.1
Gross profit as a percentage of retail revenue	12.1%	12.5%
Days supply (trailing 30 days)	41 days	39 days

Same Store:
Retail revenue	$922.9	$878.6	$44.3	5.0
Wholesale revenue	216.4	185.9	30.5	16.4

Total revenue	$1,139.3	$1,064.5	$74.8	7.0

Retail gross profit	$112.0	$109.7	$2.3	2.1
Wholesale gross profit	1.9	2.5	(.6)

Gross profit	$113.9	112.2	1.7	1.5

Retail vehicle unit sales	58,025	58,624	(599)	(1.0)
Revenue per vehicle retailed	$15,905	$14,987	$918	6.1
Gross profit per vehicle retailed	$1,930	$1,871	$59	3.2
Gross profit as a percentage of retail revenue	12.1%	12.5%
     Reported used vehicle performance for the three months ended March 31, 2006 benefited from the impact of acquisitions when compared to same store performance.
     Same store used vehicle revenue for the three months ended March 31, 2006 increased compared to the same period in 2005 as a result of increased same store average revenue per unit partially offset by lower same store volume. Same store revenue and gross profit for the three months ended March 31, 2006 increased as a result of strengthened used vehicle market prices and our continued focus on inventory management emphasizing the stocking of more profitable core models.
     Used vehicle inventories were at $385.6 million or 41 days supply at March 31, 2006 compared to $325.0 million or 39 days supply at March 31, 2005.

Parts and Service

	Three Months Ended March 31,
			Variance
			Favorable/
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance
Reported:
Revenue	$667.4	$635.3	$32.1	5.1
Gross profit	$293.2	$275.3	$17.9	6.5
Gross profit as a percentage of revenue	43.9%	43.3%

Same Store:
Revenue	$663.7	$635.3	$28.4	4.5
Gross profit	$290.8	$275.3	$15.5	5.6
Gross profit as a percentage of revenue	43.8%	43.3%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs. Reported parts and service revenue and gross profit for the three months ended March 31, 2006 benefited from the impact of acquisitions when compared to same store performance.
     Same store parts and service revenue and same store parts and service gross profit increased during the three months ended March 31, 2006 due to increases in customer-paid work for parts and service. The improvements are attributable to our service drive process, maintenance menu and service marketing program, as well as our pricing models and training programs.

Finance and Insurance

	Three Months Ended March 31,
			Variance
			Favorable/
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance
Reported:
Revenue and gross profit	$152.4	$144.7	$7.7	5.3
Gross profit per vehicle retailed	$1,034	$974	$60	6.2

Same Store:
Revenue and gross profit	$152.1	$144.3	$7.8	5.4
Gross profit per vehicle retailed	$1,034	$971	$63	6.5
     Reported finance and insurance revenue and gross profit for the three months ended March 31, 2006 benefited from the impact of acquisitions when compared to same store performance.
     Same store finance and insurance revenue and gross profit increased for the three months ended March 31, 2006 as a result of higher new and used revenue. Gross profit per vehicle retailed benefited from the strengthened used vehicle market and increased retrospective commissions received on extended service contracts. Improvements were also driven by our continued emphasis on training and certification of store associates, particularly in fourth quartile stores. Substantially higher interest rates in the future may negatively impact finance and insurance revenue and gross profit.

Operating Expenses
Selling, General and Administrative Expenses
     During the three months ended March 31, 2006, selling, general and administrative expenses increased $29.1 million or 5.6%. As a percent of total gross profit, selling, general and administrative expenses increased to 71.1 basis points primarily due to $4.5 million of non-cash compensation expense recorded during the three months ended March 31, 2006 related to the implementation of SFAS 123R for stock options.
Non-Operating Income (Expense)
Floorplan Interest Expense
     Floorplan interest expense was $32.5 million and $24.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily the result of higher short-term LIBOR interest rates.
Other Interest Expense
     Other interest expense was incurred primarily on borrowings under mortgage facilities and outstanding 9% senior unsecured notes. Other interest expense was $12.0 million and $17.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in other interest expense in 2006 compared to 2005 is primarily due to the repurchase of a portion of our 9% senior unsecured notes in 2005 and prepayments of mortgage facilities during 2005.
Other Interest Expense — Senior Note Repurchases
     During the three months ended March 31, 2005, we repurchased $95.2 million (face value) of our 9% senior unsecured notes at an average price of 111.3% of face value or $106.0 million. The $10.8 million premium paid plus deferred costs of $3.6 million for this repurchase were recognized as Other Interest Expense in the accompanying 2005 Unaudited Consolidated Income Statement.
Provision for (Benefit from) Income Taxes
     The effective income tax rate was 39.7% and 37.8% for the three months ended March 31, 2006 and 2005, respectively. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
     During the three months ended March 31, 2005, we recognized an $11.7 million gain included in Discontinued Operations related to the resolution of various income tax matters.
     As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, the IRS is auditing the tax years from 2002 to 2004. These audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. Included in Other Current Liabilities at March 31, 2006 and December 31, 2005 are $55.2 million and $54.5 million, respectively, provided by us for these matters. Once we resolve our open tax matters, we expect our base effective tax rate to be approximately 39.5%.
     See Note 8, Income Taxes of Notes to Unaudited Consolidated Financial Statements for additional discussion of income taxes.

Financial Condition
     At March 31, 2006, we had $256.6 million of unrestricted cash and cash equivalents. At March 31, 2006, we had a revolving credit facility with an aggregate borrowing capacity of $600.0 million. The credit spread charged for the revolving credit facility is impacted by our senior unsecured credit ratings. The facility is guaranteed by substantially all of our subsidiaries. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $134.5 million at March 31, 2006.
     In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2006, surety bonds, letters of credit and cash deposits totaled $167.0 million, including $134.5 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
     At March 31, 2006, we also had 9.0% senior unsecured notes due August 1, 2008. The 9% senior unsecured notes are guaranteed by substantially all of our subsidiaries.
     At March 31, 2006, we had $152.3 million outstanding under a mortgage facility with an automotive manufacturers’ captive finance subsidiary. The facility bears interest at LIBOR-based interest rates and is secured by mortgages on certain of our stores properties.
     In April 2006, we sold $300.0 million of 7% senior unsecured notes due April 15, 2014 and $300.0 million of floating rate senior unsecured notes due April 15, 2013, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us on or after April 15, 2008 at 103% of principal, on or after April 15, 2009 at 102% of principal, on or after April 15, 2010 at 101% of principal and on or after April 15, 2011 at 100% of principal. The 7% senior unsecured notes may be redeemed by the Company on or after April 15, 2009 at 105.25% of principal, on or after April 15, 2010 at 103.5% of principal, on or after April 15, 2011 at 101.75% of principal and on or after April 15, 2012 at 100% of principal.
     In connection with the issuance of the new senior unsecured notes, we amended our existing credit agreement to provide: (1) a $650 million revolving credit facility that provides for various interest rates on borrowings, generally LIBOR plus 1.0%, and (2) a $600.0 million term loan that bears interest at a rate equal to LIBOR plus 1.25%. The amended credit agreement, which includes the new term loan, terminates on July 14, 2010.
     The proceeds of the new senior notes and term loan borrowings, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer that commenced on March 10, 2006, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration and accrued and unpaid interest of $339.8 million pursuant to our debt tender offer and consent solicitation that commenced on March 10, 2006, and (3) pay related financing costs. Approximately $24.8 million of tender premium related to our debt tender offer will be expensed in the second quarter of 2006 as well as other related fees.
     As a result of the above transaction, our share repurchase program was temporarily suspended and we had no repurchases of our common stock during the first quarter of 2006. At March 31, 2006, there is $71.3 million available for share repurchases under our current Board authorization. While we expect to continue repurchasing shares in the future, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses. Future share repurchases are also subject to limitations contained in the indenture relating to our 7% senior unsecured notes and floating rate senior unsecured notes.

     At March 31, 2006 and December 31, 2005, vehicle floorplan payable-trade totaled $2.3 billion and $2.4 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $107.8 million and $104.0 million, at March 31, 2006 and December 31, 2005, respectively, and represents amounts payable borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. All our floorplan facilities are at one-month LIBOR-based rates of interest. Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding there under are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain financial and operating covenants. At March 31, 2006, we were in compliance with such covenants in all material respects. At March 31, 2006, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.9 billion, of which $2.4 billion total was outstanding.
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
Cash Flows
     Cash and cash equivalents increased (decreased) by $11.7 million and $(78.1) million during the three months ended March 31, 2006 and 2005, respectively. The major components of these changes are discussed below. We have revised our 2005 Unaudited Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.
     We have restated certain amounts in the 2005 Unaudited Consolidated Statements of Cash Flows from operating activities to financing activities to comply with Statement of Financial Accounting Standards (“SFAS”) 95, “Statement of Cash Flows,” as a result of recent comments to us from the Securities and Exchange Commission. For the three months ended March 31, 2005 amounts which were previously reported as operating activities are reported as a component of financing activities to reflect the net cash flow uses for floorplan facilities with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise (“non-trade lenders”). This change had the effect of increasing net cash from operating activities with the related offset in net cash from financing activities.

Cash Flows — Operating Activities
     Cash provided by operating activities was $82.7 million and $101.3 million during the three months ended March 31, 2006 and 2005, respectively.
     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in vehicle floorplan payable-trade (vehicle floorplan payables with the automotive manufacturers’ captive finance subsidiary for the related franchise), which directly relates to changes in new vehicle inventory for those franchises.
     In February 2006, we made estimated state tax and federal tax payments totaling approximately $100 million, primarily related to provisions for the third and fourth quarter of 2005, payment for which had been deferred as allowed for filers impacted by hurricanes in 2005.
     Cash used in discontinued operations was $.2 million and $1.0 million during the three months ended March 31, 2006 and 2005, respectively.
Cash Flows — Investing Activities
     Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments and other transactions as further described below.
     Capital expenditures, excluding property lease buyouts, were $19.9 million and $20.4 million during the three months ended March 31, 2006 and 2005, respectively. We project that 2006 full-year capital expenditures will be approximately $130 million, excluding acquisition-related spending and lease buy-outs.
     Total cash used in business acquisitions, net of cash acquired, was $67.4 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. We acquired one automotive retail franchise and other related assets during the three months ended March 31, 2006. Additionally, we also signed a separate agreement in January 2006 to acquire certain rights to establish a new Mercedes-Benz dealership. Cash used in business acquisitions during the three months ended March 31, 2005 includes $1.6 million in deferred purchase price for certain prior year automotive retail acquisitions.

Cash Flows — Financing Activities
     Cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity and changes in vehicle floorplan payable-non-trade.
     As a result of the financing transaction discussed in “Financial Conditions”, we temporarily suspended our common stock repurchase program and had no repurchases during the three months ended March 31, 2006. During the three months ended March 31, 2005, we repurchased 3.7 million shares of our common stock for an aggregate price of $70.9 million under our Board-approved share repurchase programs. Excluding share repurchases totaling $1.15 billion pursuant to our equity tender offer, we project that 2006 combined spending on acquisitions and share repurchases will be approximately $300-400 million.
     During the three months ended March 31, 2006 and 2005, proceeds from the exercise of stock options were $32.3 million and $23.0 million, respectively.
     During 2005, we repurchased $95.2 million (face value) of our 9.0% senior unsecured notes at an average price of 111.3% of face value or $106.0 million.
     During 2005, we repaid $31.3 million of amounts outstanding under our mortgage facilities.
Liquidity
     We believe that our funds generated through future operations and availability of borrowings under our secured floorplan facilities (for new vehicles) and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations, commitments and contingencies and meet any seasonal operating requirements for the foreseeable future. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At March 31, 2006, capacity under our revolving credit facility and available cash totaled $720 million, net of outstanding letters of credit. At March 31, 2006, pro forma capacity under our revolving credit facility and available cash, assuming completion of the equity and debt tender offers and related financing transactions discussed under the heading “Financial Condition”, would have totaled approximately $400 million, net of outstanding letters of credit.
     We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our new senior notes restricts our ability to declare cash dividends.
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

New Accounting Pronouncements
     See Notes 1, 2, 4 and 12 of the Notes to Unaudited Consolidated Financial Statements.
Forward-Looking Statements
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by us or our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

•	The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	Our new vehicle sales are impacted by the consumer incentive programs of vehicle manufacturers.

•	Natural disasters and other adverse weather events can disrupt our business.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores on favorable terms or at all.

•	We are subject to interest rate risk in connection with our vehicle floorplan payable, amended credit agreement, floating rate senior unsecured notes and mortgage facility that could have a material adverse effect on our profitability.

•	Our amended credit agreement and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure is changing interest rates. At March 31, 2006 and December 31, 2005, fixed rate debt, primarily consisting of amounts outstanding under 9% senior unsecured notes, totaled $371.3 million, and had a fair value of $399.4 million and $398.5 million, respectively. Interest rate derivatives may be used to adjust interest rate exposures when appropriate, based upon market conditions.
Interest Rate Risk
     At March 31, 2006 and December 31, 2005, we had total variable rate vehicle floorplan payable totaling $2.4 billion and $2.5 billion, respectively. Based on these amounts at March 31, 2006 and December 31, 2005, a 100 basis point change in interest rates would result in an approximate $23.8 million and $25.0 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
     At March 31, 2006 and December 31, 2005, we had other variable rate debt outstanding totaling $152.3 million and $153.7 million, respectively, consisting of a mortgage facility. Based on the amounts outstanding at March 31, 2006 and December 31, 2005, a 100 basis point change in interest rates would result in an approximate $1.5 million change to interest expense.
     In April 2006, we sold $300.0 million of 7% senior unsecured notes due April 15, 2014 and $300.0 million of floating rate senior unsecured notes due April 15, 2013. As described in Note 6 of the Notes to Unaudited Consolidated Financial Statements, the proceeds of the senior notes offering, together with $80.0 million of borrowings under our revolving credit facility, $600.0 million of borrowings under our new term loan facility and cash on hand, were used to, among other things, purchase $309.4 million aggregate principal amount of our 9% senior unsecured notes due 2008 pursuant to a debt tender offer commenced on March 10, 2006. On a pro forma basis, assuming completion of the debt tender offer and related financings on March 31, 2006 and excluding our vehicle floorplan payable, we would have had $1.1 billion of variable rate debt outstanding (consisting of $600.0 million of term loan borrowings, $300.0 million of floating rate senior notes due 2013, $152.3 million of mortgage facility borrowings and $80.0 million of revolving credit facility borrowings). On a pro forma basis, a 100 basis point change in interest rates would result in an approximate $11.3 million change to interest expense.
Hedging Risk
     We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income (loss). These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. All of our interest rate hedges are designated as cash flow hedges. At March 31, 2006, we have interest rate hedge instruments with a total notional value of $150.0 million, consisting of a swap, and a cap and floor option (collar). The instruments, which mature through July 2006, are designed to convert certain floating rate vehicle floorplan payable and mortgage notes to fixed rate debt. During the three months ended March 31, 2006, we had $650.0 million of interest rate hedge instruments mature, consisting of $150.0 million in swaps, which effectively locked in a LIBOR-based rate of 3.0%, and $500.0 million in collars that capped floating rates to a maximum LIBOR-based rate no greater than 2.4%. For the three months ended March 31, 2006 and 2005, net unrealized gains related to hedges included in other comprehensive gain (loss) were $.5 million and $1.4 million, respectively. For the three months ended March 31, 2006 and 2005, the income statement impact from interest rate hedges was an additional expense of $1.3 million and $.8 million, respectively. As of March 31, 2006, our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.
     Reference is made to our quantitative disclosures about market risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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
     However, we continue to centralize certain key store-level accounting and administrative activities in certain of our operating regions, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the stores and centralizing in a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations and certain accounts receive). We have substantially implemented the core phase in 118 of our 268 stores as of March 31, 2006.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     In connection with the tender offer to purchase 50 million shares of our common stock that we commenced on March 10, 2006, we also commenced on March 10, 2006 a solicitation of consents from holders of our outstanding $323.5 million of 9% Senior Notes, inclusive of unamortized discount, due August 1, 2008 (the “Notes”) to amend the indenture relating to the Notes. We received the consents from holders of $309.4 million (or 95.6%) of our outstanding notes by March 24, 2006 to effect the proposed amendment. The proposed amendment to the indenture, which eliminates substantially all of the covenants and events of default contained in the indenture, became effective on April 12, 2006.
ITEM 6. EXHIBITS
     (a) Exhibits:

4.1	Indenture, dated April 12, 2006, relating to the issuance of $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 28, 2006).

10.1	First Amendment, dated April 12, 2006, to Five-Year Credit Agreement dated July 14, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 28, 2006).

10.2	Letter Agreement, dated March 6, 2006, regarding agreement by ESL Investments, Inc. and certain affiliated entities to tender all of their AutoNation shares in the Company’s cash tender offer to purchase up to 50 million shares of its common stock (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 7, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.
By:	/s/ J. Alexander McAllister
J. Alexander McAllister
Vice President and Corporate Controller (DULY AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

Date: April 27, 2006