Form 10-Q
period 2006-09-30
AUTONATION INC /FL
filed 2006-10-27
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     On October 23, 2006 the registrant had 207,758,435 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29.7	$245.4
Receivables, net	713.1	779.5
Inventory	2,363.8	2,601.8
Other current assets	177.6	311.8

Total Current Assets	3,284.2	3,938.5

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $521.2 and $459.8, respectively	1,897.4	1,786.1
GOODWILL, NET	2,740.3	2,717.9
OTHER INTANGIBLE ASSETS, NET	286.0	228.0
OTHER ASSETS	172.5	154.0

Total Assets	$8,380.4	$8,824.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$2,034.6	$2,361.7
Vehicle floorplan payable — non-trade	86.4	102.2
Accounts payable	222.7	209.8
Notes payable and current maturities of long-term obligations	39.8	40.6
Other current liabilities	585.3	697.9

Total Current Liabilities	2,968.8	3,412.2

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,462.1	484.4
DEFERRED INCOME TAXES	209.6	186.2
OTHER LIABILITIES	79.5	72.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 273,562,149 and 273,562,137 shares issued, respectively, including shares held in treasury	2.7	2.7
Additional paid-in capital	2,196.1	2,201.0
Retained earnings	2,914.2	2,672.5
Accumulated other comprehensive income (loss)	(.3)	1.8
Treasury stock, at cost; 65,828,804 and 11,329,650 shares held, respectively	(1,452.3)	(208.5)

Total Shareholders’ Equity	3,660.4	4,669.5

Total Liabilities and Shareholders’ Equity	$8,380.4	$8,824.5

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
New vehicle	$2,942.5	$3,087.8	$8,540.8	$8,677.5
Used vehicle	1,180.7	1,144.8	3,507.2	3,314.4
Parts and service	656.2	653.5	1,976.1	1,916.9
Finance and insurance, net	165.5	164.1	487.1	465.0
Other	16.6	20.8	56.4	62.8

TOTAL REVENUE	4,961.5	5,071.0	14,567.6	14,436.6

Cost of Sales:
New vehicle	2,727.1	2,864.9	7,913.1	8,048.5
Used vehicle	1,077.3	1,038.3	3,184.8	2,990.9
Parts and service	367.3	369.3	1,104.4	1,083.1
Other	7.3	9.5	24.0	28.5

TOTAL COST OF SALES	4,179.0	4,282.0	12,226.3	12,151.0

Gross Profit:
New vehicle	215.4	222.9	627.7	629.0
Used vehicle	103.4	106.5	322.4	323.5
Parts and service	288.9	284.2	871.7	833.8
Finance and insurance	165.5	164.1	487.1	465.0
Other	9.3	11.3	32.4	34.3

TOTAL GROSS PROFIT	782.5	789.0	2,341.3	2,285.6

Selling, general and administrative expenses	557.6	549.3	1,660.3	1,598.2
Depreciation and amortization	21.3	19.2	61.9	58.7
Other expenses (income)	(.4)	1.2	(.3)	.7

Operating income	204.0	219.3	619.4	628.0
Floorplan interest expense	(37.2)	(24.1)	(106.2)	(75.9)
Other interest expense	(27.2)	(15.9)	(64.4)	(48.9)
Other interest expense – senior note repurchases	—	—	(34.5)	(15.1)
Interest income	.9	1.5	7.6	4.4
Other income, net	.5	.1	1.2	(.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	141.0	180.9	423.1	492.4
PROVISION FOR INCOME TAXES	55.6	60.3	166.1	175.9

NET INCOME FROM CONTINUING OPERATIONS	85.4	120.6	257.0	316.5

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(3.6)	8.7	(15.3)	104.7

NET INCOME	$81.8	$129.3	$241.7	421.2

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$.40	$.46	$1.11	$1.20
Discontinued operations	$(.02)	$.03	$(.07)	$.40
Net income	$.39	$.49	$1.05	$1.60

Weighted average common shares outstanding	210.9	261.6	231.2	263.5

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$.40	$.45	$1.09	$1.18
Discontinued operations	$(.02)	$.03	$(.07)	$.39
Net income	$.38	$.48	$1.03	$1.57

Weighted average common shares outstanding	215.0	267.2	235.0	269.1

COMMON SHARES OUTSTANDING, net of treasury stock	207.7	261.4	207.7	261.4
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid-in	Retained	hensive	Treasury
	Shares	Amount	Capital	Earnings	Gain (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2005	273,562,137	$2.7	$2,201.0	$2,672.5	$1.8	$(208.5)	$4,669.5
Exercise of stock options	—	—	(17.0)	—	—	93.5	76.5
Stock option expense	—	—	11.9	—	—	—	11.9
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
Other	12	—	.2	—	—	—	.2
Purchases of treasury stock	—	—	—	—	—	(1,337.3)	(1,337.3)
Net income	—	—	—	241.7	—	—	241.7

BALANCE AT SEPTEMBER 30, 2006	273,562,149	$2.7	$2,196.1	$2,914.2	$(.3)	$(1,452.3)	$3,660.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months ended
	September 30,
	2006	2005
		(Restated*)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$241.7	$421.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	15.3	(104.7)
Depreciation and amortization	61.9	58.7
Amortization of debt issue costs and discounts	2.8	5.5
Stock option expense	11.9	—
Interest expense on senior note repurchase	34.5	11.3
Income taxes	150.9	153.8
Other	(.6)	.5
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	106.5	104.1
Inventory	273.1	369.3
Other assets	(18.0)	(10.6)
Vehicle floorplan payable-trade, net	(327.1)	(493.4)
Accounts payable	12.5	31.1
Other liabilities	(191.7)	(120.2)

Net cash provided by continuing operations	373.7	426.6
Net cash provided by (used in) discontinued operations	.1	(2.1)

Net cash provided by operating activities	373.8	424.5

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buyouts	(136.9)	(91.5)
Property operating lease buy-outs	—	(10.3)
Proceeds from sale of property and equipment	.7	32.3
Proceeds from assets held for sale	—	20.6
Cash used in business acquisitions, net of cash acquired	(88.5)	(13.4)
Net change in restricted cash	(2.0)	28.7
Purchases of restricted investments	(4.9)	(22.3)
Proceeds from the sale of restricted investments	9.8	6.1
Cash received from business divestitures, net of cash relinquished	19.0	47.4
Other	(.6)	(.5)

Net cash used in continuing operations	(203.4)	(2.9)
Net cash used in discontinued operations	(.2)	(.2)

Net cash used in investing activities	(203.6)	(3.1)

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30
	2006	2005
		(Restated*)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(1,337.3)	(187.2)
Proceeds from senior unsecured notes issued	600.0	—
Proceeds from term loan	600.0	—
Proceeds from revolving credit facility	329.0	—
Payments of revolving credit facility	(238.0)	—
Net proceeds (payments) of vehicle floorplan – non-trade	(56.6)	8.9
Payment of mortgage facilities	(4.2)	(36.8)
Payments of notes payable and long-term debt	(2.8)	(1.2)
Proceeds from the exercises of stock options	62.1	76.7
Tax benefit from stock options	14.4	—
Repurchases of 9% senior unsecured notes	(334.2)	(112.4)
Other	(16.6)	—

Net cash used in continuing operations	(384.2)	(252.0)
Net cash provided by (used in) discontinued operations	(1.7)	.3

Net cash used in financing activities	(385.9)	(251.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(215.7)	169.7
CASH AND CASH EQUIVALENTS at beginning of period	245.4	110.3

CASH AND CASH EQUIVALENTS at end of period	$29.7	$280.0

*	See Note 1 to the Unaudited Condensed Consolidated Financial Statements
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)
1. Interim Financial Statements
Business and Basis of Presentation
     AutoNation, Inc. (the “Company”), through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2006, the Company owned and operated 335 new vehicle franchises from 261 stores primarily located in major metropolitan markets in 16 states, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries; all significant intercompany accounts and transactions have been eliminated. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the financial position and the results of operations of the Company for the periods presented.
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company in the accompanying Unaudited Condensed Consolidated Financial Statements include allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible, long-lived assets and accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations and certain assumptions related to stock option compensation.
     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.
Restatement and Revision
     The Company has restated certain amounts in the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 from operating activities to financing activities to comply with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” as a result of comments to the Company from the SEC, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Amounts that were previously reported as operating activities have been restated as a component of financing activities to reflect the net cash flows for floorplan facilities with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise (“non-trade lenders”.)

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Additionally, the Company has revised its Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 as a result of guidance given by the SEC to separately disclose the operating, investing and financing cash flows attributable to the Company’s discontinued operations. The Company had previously reported these amounts on a combined basis.
     A summary of the effects of the restatement and revision for the nine months ended September 30, 2005 is as follows:

Net cash provided by operating activities as previously reported	$433.1
Revision of discontinued operations	.6
Restatement of vehicle floorplan payable – non-trade:
Continuing operations	(8.9)
Discontinued operations	(.3)

Restated and revised net cash provided by operating activities	$424.5

Net cash used in investing activities as previously reported	$(3.3)
Revision of discontinued operations	.2

Revised net cash used in investing activities	$(3.1)

Net cash used in financing activities as previously reported	$(260.9)
Restatement of vehicle floorplan payable – non-trade:
Continuing operations	8.9
Discontinued operations	.3

Restated net cash used in financing activities	$(251.7)

	As
	Previously	As
	Reported	Restated
Vehicle floorplan payable	$(471.0) *	$—
Vehicle floorplan payable – trade, net	$—	$(493.4)
Net proceeds of vehicle floorplan payable–non-trade	$—	$8.9
Vehicle floorplan payable – non-trade (discontinued operations)	$—	$.3

*	Includes $13.2 million of discontinued operations for the nine months ended September 30, 2005.
New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on the Company’s Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The standard requires companies to recognize the funded status (plan obligations less the fair value of plan assets) of pension and other postretirement benefit plans on their balance sheets, effective for fiscal years ending after December 15, 2006. The statement will also require fiscal year-end measurements of plan assets and benefit obligations, effective for fiscal years ending after December 15, 2008. SFAS No. 158 will have no effect on the Company’s Consolidated Financial Statements, as the Company does not maintain defined benefit pension or other postretirement plans.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB No. 108 is effective for any report for an interim period of the first fiscal year ending after November 16, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on its Consolidated Financial Statements.
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. In March 2005, the SEC issued SAB No. 107 regarding its interpretation of SFAS No. 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005. As of January 1, 2006, the Company adopted SFAS No. 123R and related interpretive guidance issued by the FASB and SEC using the modified prospective transition method. Accordingly, the Company’s Unaudited Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table summarizes the impact to compensation expense (included in Selling, General and Administrative expenses in the 2006 Unaudited Condensed Consolidated Income Statement) attributable to stock options granted or vested subsequent to December 31, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Pre-tax compensation expense	$3.2	$—	$11.9	$—

After-tax compensation expense	$1.9	$—	$7.2	$—

     The Company used the Black-Scholes valuation model to determine compensation expense and amortized compensation expense over the requisite service period of the grants on a straight-line basis. The following is a summary of the assumptions used:

Risk-free interest rate	2.99%- 5.16%
Expected dividend yield	—
Expected term	5-6 years
Expected volatility	32%-40%
     The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility and other factors impacting the Company, including its recent debt and equity tender offers discussed in Notes 6 and 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of stock option transactions is as follows for the nine months ended September 30, 2006:

		Weighted-
		Average	Weighted-	Aggregate
		Exercise	Average Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
	(millions)	(per share)	(Years)	(in millions)
Options outstanding at beginning of period	28.0	$16.39
Granted	2.1	$20.21
Exercised	(4.6)	$13.51
Forfeited	(.4)	$18.86
Expired	(.8)	$23.37

Options outstanding at end of period	24.3	$16.98	4.2	$95.1

Options exercisable at end of period	19.2	$16.31	3.0	$88.2
Options available for future grants	14.1
     The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $8.27 and $7.77, per share, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $37.9 million and $56.2 million, respectively.
     A summary of non-vested stock option transactions is as follows for the nine months ended September 30, 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(in millions)	(per share)
Nonvested at beginning of period	6.0	$6.67
Granted	1.9	$8.24
Vested	(2.4)	$6.22
Forfeited	(.4)	$6.92

Nonvested at end of period	5.1	$7.44

     As of September 30, 2006, there was $33.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of four years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $14.7 million.
     Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, commencing January 1, 2006, excess tax benefits from the exercise of stock options of $14.4 million are reported as financing cash flows.
     Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The Company’s pro forma net income and pro forma earnings per share that would have been reported if the fair value based method had been applied to all awards were as follows for the nine months ended September 30, 2005:

Net income, as reported	$421.2
Pro forma stock-based employee compensation cost, net of taxes	(7.2)

Pro forma net income	$414.0

Basic earnings per share, as reported	$1.60
Pro forma stock-based employee compensation cost	$(.03)
Pro forma basic earnings per share	$1.57
Diluted earnings per share, as reported	$1.57
Pro forma stock-based employee compensation cost	$(.03)
Pro forma diluted earnings per share	$1.54

Risk-free interest rate	2.99% - 4.84%
Expected dividend yield	—
Expected term	5 years
Expected volatility	33% - 40%
3. Receivables, Net
     The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30,	December 31,
	2006	2005
Trade receivables	$92.2	$94.6
Manufacturer receivables	151.7	173.4
Other	102.6	97.1

	346.5	365.1
Less: Allowances	(7.0)	(6.7)

	339.5	358.4
Contracts-in-transit and vehicle receivables	339.1	421.1
Income taxes receivable	34.5	—

Receivables, net	$713.1	$779.5

     Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.
4. Inventory and Vehicle Floorplan Payable
     The components of inventory are as follows:

	September 30,	December 31,
	2006	2005
New vehicles	$1,869.9	$2,133.0
Used vehicles	342.3	320.6
Parts, accessories and other	151.6	148.2

	$2,363.8	$2,601.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     At September 30, 2006 and December 31, 2005, vehicle floorplan payable-trade totaled $2.0 billion and $2.4 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade totaled $86.4 million and $102.2 million at September 30, 2006 and December 31, 2005, respectively, and represents amounts borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
     The Company’s floorplan facilities are at LIBOR-based rates of interest (6.1% and 4.4% weighted average for the nine months ended September 30, 2006 and 2005, respectively). Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. The Company’s manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain financial and operating covenants. At September 30, 2006, the Company was in compliance with such covenants in all material respects. At September 30, 2006, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $4.0 billion, of which $2.1 billion total was outstanding.
     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company’s Unaudited Condensed Consolidated Financial Statements.
5. Goodwill and Intangible Assets
     Intangible assets, net, consist of the following:

	September 30 ,	December 31,
	2006	2005
Goodwill	$3,006.1	$2,983.7
Franchise rights — indefinite-lived	282.6	224.4
Other intangibles	6.4	6.2

	3,295.1	3,214.3
Less: accumulated amortization	(268.8)	(268.4)

	$3,026.3	$2,945.9

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6. Notes Payable and Long-term Debt
     Notes payable and long-term debt consist of the following:

	September 30,	December 31,
	2006	2005
Floating rate senior unsecured notes	$300.0	$—
7% senior unsecured notes	300.0	—
Term loan	600.0	—
9% senior unsecured notes, net of unamortized discount of $1.8 million at December 31, 2005	14.1	321.7
Revolving credit facility	91.0	—
Mortgage facility	149.5	153.7
Other debt	47.3	49.6

	1,501.9	525.0
Less: current maturities	(39.8)	(40.6)

Long-term debt, net of current maturities	$1,462.1	$484.4

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
     In connection with the issuance of the new senior notes, the Company amended its existing credit agreement to provide: (1) a $675.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 1.0%, and (2) a $600.0 million term loan that bears interest at a rate equal to LIBOR plus 1.25%. The amended credit agreement, which includes the new term loan, terminates on July 14, 2010, and is guaranteed by substantially all of the Company’s subsidiaries. The credit spread charged for the revolving credit facility is impacted by the Company’s senior unsecured credit ratings. The Company has negotiated a letter of credit sublimit as part of its revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $136.5 million at September 30, 2006.
     The proceeds of the new senior notes and term loan borrowings, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of the Company’s common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to the Company’s equity tender offer, (2) purchase $309.4 million aggregate principal of the Company’s 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to the Company’s debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium and other financing costs related to the Company’s debt tender offer was expensed during the nine months ended September 30, 2006.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     At September 30, 2006, the Company had $149.5 million outstanding under a mortgage facility with various maturities through 2008. The facility bears interest at LIBOR-based interest rates (6.3% and 5.5% weighted average for the nine months ended September 30, 2006 and 2005, respectively) and is secured by mortgages on certain of the Company’s Toyota store properties.
     The Company’s new senior notes, amended credit agreement and mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets and merge or consolidate with other entities. The indenture for the Company’s new senior notes restricts the Company’s ability to make payments in connection with share repurchases, dividends, debt retirement, investments and similar matters to a cumulative aggregate amount that is limited to $500 million plus 50% of the Company’s cumulative consolidated net income (as defined in the indenture), subject to certain exceptions and conditions set forth in the indenture. The amended credit agreement requires the Company to meet certain financial ratios, including financial covenants, as defined, requiring the maintenance of a maximum consolidated cash flow leverage ratio, as defined, (2.75 times) and a maximum capitalization ratio (65%), as defined. In addition, the indenture for the new senior notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage. In the event that the Company were to default in the observance or performance of any of the financial covenants in the amended credit agreement or mortgage facility and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facilities and declare all outstanding obligations under such facilities immediately payable. The Company’s amended credit agreement, the indenture for the Company’s new senior notes, vehicle floorplan payable facilities and mortgage facility have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. In connection with the issuance of the new senior notes, the Company is currently conducting, and expects to complete in November 2006, an exchange offer registered with the SEC pursuant to which the senior notes will be exchanged for substantially similar new notes that are not subject to certain transfer restrictions. As of September 30, 2006, the Company was in compliance with the requirements of all applicable financial and operating covenants.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
7. Shareholders’ Equity
     As a result of the transactions discussed in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Company’s share repurchase program was temporarily suspended and it made no repurchases of its common stock during the first quarter of 2006. In April 2006, the Company purchased 50 million shares of its common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to the Company’s equity tender offer. After completion of the equity tender offer, the Company repurchased an additional 9.1 million shares of its common stock for a purchase price of $185.7 million during the six months ended September 30, 2006. There is approximately $135.6 million available for share repurchases authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s new senior notes.
     During the nine months ended September 30, 2006 and 2005, proceeds from the exercise of stock options were $62.1 million and $76.7 million, respectively.
     In October 2006, the Company’s Board of Directors authorized the retirement of 50 million treasury shares, which will assume the status of authorized but unissued shares. This will have the effect of reducing treasury stock and issued common stock, which includes treasury stock. The Company’s outstanding common stock, net of treasury stock, will not be impacted by the treasury share retirements. The Company’s common stock, additional paid-in capital and treasury stock accounts will be adjusted accordingly. There will not be an impact to total shareholders’ equity.
8. Income Taxes
     Income taxes provided are based upon the Company’s anticipated annual effective income tax rate.
     During the three and nine months ended September 30, 2005, the Company recorded net income tax benefits in the provision for income taxes totaling $9.4 million and $16.2 million, respectively, primarily related to the resolution of various income tax matters. During the three and nine months ended September 30, 2005, the Company recognized a $3.0 million and $110.4 million gain, respectively, included in Discontinued Operations, related to the resolution of various income tax matters.
     As a matter of course, various taxing authorities, including the IRS, regularly audit the Company. Currently, the IRS is auditing the tax years from 2002 to 2004. These audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. Included in Other Current Liabilities at September 30, 2006 and December 31, 2005 are $58.3 million and $54.5 million, respectively, provided by the Company for these matters.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (EITF 06-3), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements as the Company’s policy is to exclude all such taxes from revenue.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.
9. Earnings Per Share
     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are based on the combined weighted-average number of common shares and common share equivalents outstanding, which includes, where appropriate, the assumed exercise of dilutive options.
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding used to calculate basic earnings per share	210.9	261.6	231.2	263.5
Effect of dilutive options	4.1	5.6	3.8	5.6

Weighted-average common and common equivalent shares used to calculate diluted earnings per share	215.0	267.2	235.0	269.1

     As discussed in Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements, in April 2006 the Company purchased 50 million shares of its common stock pursuant to an equity tender offer.
     At September 30, 2006 and 2005, the Company had approximately 24.3 million and 31.4 million stock options outstanding, respectively, of which 8.4 million and 7.4 million, respectively, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10. Comprehensive Income
     Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$81.8	$129.3	$241.7	$421.2
Other comprehensive gain (loss)	(1.1)	.7	(2.1)	3.0

Comprehensive income	$80.7	$130.0	$239.6	$424.2

     The Company had an interest rate hedge instrument (swap) with a total notional value of $50.0 million, which matured in July 2006. This instrument was designed to convert certain floating rate vehicle floorplan payable and mortgage notes to fixed rate debt. During the nine months ended September 30, 2006, the Company had $800.0 million of interest rate hedge instruments mature, consisting of $200.0 million in swaps, which effectively locked in a LIBOR-based rate of 3.0%, and $600.0 million in collars that capped floating rates to a maximum LIBOR-based rate no greater than 2.4%. For the nine months ended September 30, 2005, net unrealized gains related to hedges included in other comprehensive gain (loss) were $1.8 million. For the nine months ended September 30, 2006 and 2005, the income statement impact from interest rate hedges was an additional income (expense) of $1.8 million and $(.9) million, respectively.
11. Acquisitions
     The Company acquired four automotive retail franchises and other related assets during the nine months ended September 30, 2006 and two automotive retail franchises and other related assets during the nine months ended September 30, 2005. Additionally, the Company also signed a separate agreement in January 2006 to acquire certain rights to establish a new Mercedes-Benz dealership. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     Purchase price allocations for business combinations for the nine months ended September 30, 2006 are tentative and subject to final adjustment. Preliminary purchase price allocations for the nine months ended September 30, 2006 are as follows:

Accounts receivable	$5.6
Inventory	35.2
Property and equipment	6.7
Other assets	7.9
Goodwill	19.2
Franchise rights — indefinite-lived	58.3
Other intangibles subject to amortization	.2
Vehicle floorplan payable–non-trade	(40.8)
Other liabilities	(4.0)

88.3
Cash paid in deferred purchase price	.2

Cash used in acquisitions, net of cash acquired	$88.5

     During the nine months ended September 30, 2005, the Company paid $5.9 million in cash for indefinite-lived franchise rights and $7.5 million in cash for the deferred purchase price for certain prior year automotive retail acquisitions.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Responsibility for the vehicle floorplan payable is assumed by the Company in acquisition transactions. Typically, the Company refinances the vehicle floorplan payable in which case the initial refinancing is accounted for as a vehicle floorplan payable-non-trade.
     The Company’s unaudited pro forma consolidated results of continuing operations, assuming acquisitions had occurred at January 1, 2005, are as follows for the nine months ended September 30:

	2006	2005
Revenue	$14,651.5	$14,635.2
Net income	$243.6	$429.5
Diluted earnings per share	$1.04	$1.60
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
     Many of the Company’s Texas dealership subsidiaries had been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that, since January 1994, Texas dealers deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In February 2005, the Company and the plaintiffs in all three of the cases agreed to settlement terms. The state court granted final approval of the settlement on August 14, 2006. The Company has been dismissed from the state court actions and is currently going through the procedures to obtain a dismissal from the federal action. The anticipated expense of the settlement is not material and includes the Company’s stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances and paying attorneys’ fees and certain costs. Under the terms of the settlement, the Company’s stores are permitted to continue to itemize and pass through to the customer the cost of the vehicle inventory tax.
     In addition to the foregoing lawsuits, the Company is also a party to numerous other legal proceedings that arose in the conduct of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on its financial condition, results of operations and cash flows.

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
     From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $70 million at September 30, 2006. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.
     At September 30, 2006, surety bonds, letters of credit and cash deposits totaled $170.1 million, including $136.5 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
13. Discontinued Operations
     Discontinued operations are related to stores that were sold or for which the Company has entered into a sale agreement. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement. The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Also included in results from discontinued operations for the nine months ended September 30, 2005 is a gain from an income tax adjustment related to items previously reported in discontinued operations. Selected income statement data for the Company’s discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2006	2005	2006	2005
Total revenue	$54.8	$160.5	$230.9	$535.0

Pre-tax loss from discontinued operations	$(1.9)	$(4.5)	$(8.0)	$(12.3)
Pre-tax gain (loss) on disposal from discontinued operations	(2.2)	2.3	(12.4)	(3.3)

	(4.1)	(2.2)	(20.4)	(15.6)
Income tax benefit	(.5)	(7.9)	(5.1)	(9.9)

	(3.6)	5.7	(15.3)	(5.7)
Income tax adjustment (see Note 8)	—	3.0	—	110.4

Income (loss) from discontinued operations, net of income taxes	$(3.6)	$8.7	$(15.3)	$104.7

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	September 30,	December 31,
	2006	2005
Inventory	$26.5	$92.3
Other current assets	12.5	26.7
Property and equipment, net	12.1	63.7
Goodwill	6.2	17.7
Other non-current assets	.3	1.3

Total assets	$57.6	$201.7

Vehicle floorplan payable — trade	$21.8	$84.1
Vehicle floorplan payable – non-trade	.2	1.9
Other current liabilities	.4	14.4

Total liabilities	$22.4	$100.4

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
     We have restated certain amounts in the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 from operating activities to financing activities to comply with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” as a result of comments to us from the Securities and Exchange Commission, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Amounts that were previously reported as operating activities have been restated as a component of financing activities to reflect the net cash flows for floorplan facilities with lenders other than the corresponding automotive manufacturers’ captive finance subsidiaries for that franchise (“non-trade lenders”).
OVERVIEW
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2006, we owned and operated 335 new vehicle franchises from 261 stores primarily located in major metropolitan markets in 16 states, predominantly in the Sunbelt Region of the United States. Our stores, which we believe include some of the most recognizable and well-known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.
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
     Historically, new vehicle sales have accounted for approximately 60% of our total revenue, but less than 30% of our total gross profit. Our parts and service and finance and insurance operations, while comprising less than 20% of total revenue, contribute approximately 60% of our gross profit. We believe that many factors affect industry-wide sales of new and used vehicles and finance and insurance products, and retailers’ gross profit margins, including consumer confidence in the economy, inflation, recession or economic downturn, the level of manufacturers’ excess production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring and the length of consumer loans on existing vehicles. Our parts and service business is also impacted by many of these factors.

     For the three months ended September 30, 2006 and 2005, we had net income from continuing operations of $85.4 million and $120.6 million, respectively, and diluted earnings per share of $.40 and $.45, respectively. Total revenue and gross profit decreased in the third quarter of 2006 compared to the same period in 2005, primarily as a result of decreased same store new vehicle sales volumes with respect to domestic brands and in our California business. This volume decrease is consistent with industry unit sales declines in the U.S. and California. Additionally, prior year employee discounts programs offered by domestic manufacturers resulted in adverse year-over-year comparisons.
     For the nine months ended September 30, 2006 and 2005, we had net income from continuing operations of $257.0 million and $316.5 million, respectively, and diluted earnings per share of $1.09 and $1.18, respectively. The results for the first nine months of 2006 include $34.5 million of premium and deferred financing costs recognized as Interest Expense related to the repurchase of our 9% senior unsecured notes.
     The results for 2006 were impacted by lower weighted average common shares outstanding and higher interest expense resulting from our equity tender offer and related financing, higher floorplan interest expense primarily resulting from higher short-term LIBOR interest rates and higher inventory levels, and additional non-cash compensation expense related to the implementation of SFAS No. 123R for stock options.
     In April 2006 we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer. We repurchased an additional 9.1 million shares of our common stock for a purchase price of $185.7 million during the six months ended September 30, 2006. There is approximately $135.6 million available for share repurchases authorized by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our new senior notes.
     During the three months ended September 30, 2006 and 2005, we had a (loss)/income from discontinued operations (generally related to stores that were sold or for which we have entered into a sale agreement) totaling $(3.6) million and $8.7 million, respectively, net of income taxes. For the nine months ended September 30, 2006 and 2005, we had a (loss)/income from discontinued operations totaling $(15.3) million and $104.7 million, respectively, net of income taxes. For the three and nine months ended September 30, 2005, we recognized gains of $3.0 million and $110.4 million, respectively, included in discontinued operations primarily related to the resolution of various income tax matters. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 and 2005, have been adjusted to classify the results of these stores as discontinued operations.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions, except per			Favorable/				Favorable/
vehicle data)	2006	2005	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance
Revenue:
New vehicle	$2,942.5	$3,087.8	$(145.3)	(4.7)	$8,540.8	$8,677.5	$(136.7)	(1.6)
Used vehicle	1,180.7	1,144.8	35.9	3.1	3,507.2	3,314.4	192.8	5.8
Parts and service	656.2	653.5	2.7	.4	1,976.1	1,916.9	59.2	3.1
Finance and insurance, net	165.5	164.1	1.4	.9	487.1	465.0	22.1	4.8
Other	16.6	20.8	(4.2)		56.4	62.8	(6.4)

Total revenue	$4,961.5	$5,071.0	$(109.5)	(2.2)	$14,567.6	$14,436.6	$131.0	.9

Gross profit:
New vehicle	$215.4	$222.9	$(7.5)	(3.4)	$627.7	$629.0	$(1.3)	(.2)
Used vehicle	103.4	106.5	(3.1)	(2.9)	322.4	323.5	(1.1)	(.3)
Parts and service	288.9	284.2	4.7	1.7	871.7	833.8	37.9	4.5
Finance and insurance	165.5	164.1	1.4	.9	487.1	465.0	22.1	4.8
Other	9.3	11.3	(2.0)		32.4	34.3	(1.9)

Total gross profit	782.5	789.0	(6.5)	(.8)	2,341.3	2,285.6	55.7	2.4

Selling, general and administrative expenses	557.6	549.3	(8.3)	(1.5)	1,660.3	1,598.2	(62.1)	(3.9)
Depreciation and amortization	21.3	19.2	(2.1)		61.9	58.7	(3.2)
Other expenses (income)	(.4)	1.2	1.6		(.3)	.7	1.0

Operating income	204.0	219.3	(15.3)	(7.0)	619.4	628.0	(8.6)	(1.4)

Floorplan interest expense	(37.2)	(24.1)	(13.1)		(106.2)	(75.9)	(30.3)
Other interest expense	(27.2)	(15.9)	(11.3)		(64.4)	(48.9)	(15.5)
Other interest expense – senior note repurchases	—	—	—		(34.5)	(15.1)	(19.4)
Interest income	.9	1.5	(.6)		7.6	4.4	3.2
Other income, net	.5	.1	.4		1.2	(.1)	1.3

Income from continuing operations before income taxes	$141.0	$180.9	$(39.9)	(22.1)	$423.1	$492.4	$(69.3)	(14.1)

Retail vehicle unit sales:
New vehicle	99,390	107,578	(8,188)	(7.6)	286,396	298,022	(11,626)	(3.9)
Used vehicle	59,822	60,574	(752)	(1.2)	176,388	177,371	(983)	(.6)

	159,212	168,152	(8,940)	(5.3)	462,784	475,393	(12,609)	(2.7)

Revenue per vehicle retailed:
New vehicle	$29,606	$28,703	$903	3.1	$29,822	$29,117	$705	2.4
Used vehicle	$15,844	$15,082	$762	5.1	$15,995	$15,103	$892	5.9

Gross profit per vehicle retailed:
New vehicle	$2,167	$2,072	$95	4.6	$2,192	$2,111	$81	3.8
Used vehicle	$1,764	$1,781	$(17)	(1.0)	$1,826	$1,811	$15	.8
Finance and insurance	$1,039	$976	$63	6.5	$1,053	$978	$75	7.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	% 2006	% 2005	% 2006	% 2005
Revenue mix percentages:
New vehicle	59.3	60.9	58.6	60.1
Used vehicle	23.8	22.6	24.1	23.0
Parts and service	13.2	12.9	13.6	13.3
Finance and insurance, net	3.3	3.2	3.3	3.2
Other	.4	.4	.4	.4

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	27.5	28.3	26.8	27.5
Used vehicle	13.2	13.5	13.8	14.2
Parts and service	36.9	36.0	37.2	36.5
Finance and insurance	21.2	20.8	20.8	20.3
Other	1.2	1.4	1.4	1.5

	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	7.2	7.3	7.2
Used vehicle — retail	11.1	11.8	11.4	12.0
Parts and service	44.0	43.5	44.1	43.5
Total	15.8	15.6	16.1	15.8
Selling, general and administrative expenses	11.2	10.8	11.4	11.1
Operating income	4.1	4.3	4.3	4.4
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.3	69.6	70.9	69.9
Operating income	26.1	27.8	26.5	27.5

	September 30,
	2006	2005
Days supply:
New vehicle (industry standard of selling days, including fleet)	51 days	43 days
Used vehicle (trailing 30 days)	38 days	41 days
     The following table details net inventory carrying costs consisting of floorplan assistance earned, a component of new vehicle gross profit, and floorplan interest expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Variance	2006	2005	Variance
Floorplan assistance	$28.4	$29.5	$(1.1)	$85.4	$86.1	$(.7)
Floorplan interest expense	(37.2)	(24.1)	(13.1)	(106.2)	(75.9)	(30.3)

Net inventory carrying benefit (cost)	$(8.8)	$5.4	$(14.2)	$(20.8)	$10.2	$(31.0)

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions, except per			Favorable/				Favorable/
vehicle data)	2006	2005	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance
Revenue:
New vehicle	$2,918.8	$3,087.7	$(168.9)	(5.5)	$8,474.7	$8,677.5	$(202.8)	(2.3)
Used vehicle	1,170.1	1,144.2	25.9	2.3	3,478.3	3,312.4	165.9	5.0
Parts and service	649.6	653.6	(4.0)	(.6)	1,957.8	1,916.9	40.9	2.1
Finance and insurance, net	165.4	164.2	1.2	.7	486.1	464.6	21.5	4.6
Other	6.5	6.4	.1	1.6	21.6	21.1	.5	2.4

Total revenue	$4,910.4	$5,056.1	$(145.7)	(2.9)	$14,418.5	$14,392.5	$26.0	.2

Gross profit:
New vehicle	$213.2	$222.9	$(9.7)	(4.4)	$621.4	$629.0	$(7.6)	(1.2)
Used vehicle	102.3	105.7	(3.4)	(3.2)	319.2	321.4	(2.2)	(.7)
Parts and service	285.2	284.2	1.0	.4	861.1	833.9	27.2	3.3
Finance and insurance	165.4	164.2	1.2	.7	486.1	464.6	21.5	4.6
Other	6.1	6.5	(.4)	(6.2)	19.2	19.1	.1	.5

Total gross profit	$772.2	$783.5	$(11.3)	(1.4)	$2,307.0	$2,268.0	$39.0	1.7

Retail vehicle unit sales:
New vehicle	98,982	107,578	(8,596)	(8.0)	285,312	298,022	(12,710)	(4.3)
Used vehicle	59,691	60,574	(883)	(1.5)	176,024	177,371	(1,347)	(.8)

Total	158,673	168,152	(9,479)	(5.6)	461,336	475,393	(14,057)	(3.0)

Revenue per vehicle retailed:
New vehicle	$29,488	$28,702	$786	2.7	$29,703	$29,117	$586	2.0
Used vehicle	$15,790	$15,084	$706	4.7	$15,940	$15,103	$837	5.5

Gross profit per vehicle retailed:
New vehicle	$2,154	$2,072	$82	4.0	$2,178	$2,111	$67	3.2
Used vehicle	$1,757	$1,781	$(24)	(1.3)	$1,820	$1,810	$10	.6
Finance and insurance	$1,042	$976	$66	6.8	$1,054	$977	$77	7.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	% 2006	% 2005	% 2006	% 2005
Revenue mix percentages:
New vehicle	59.4	61.1	58.8	60.3
Used vehicle	23.8	22.6	24.1	23.0
Parts and service	13.2	12.9	13.6	13.3
Finance and insurance, net	3.4	3.2	3.4	3.2
Other	.2	.2	.1	.2

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	27.6	28.4	26.9	27.7
Used vehicle	13.2	13.5	13.8	14.2
Parts and service	36.9	36.3	37.3	36.8
Finance and insurance	21.4	21.0	21.1	20.5
Other	.9	.8	.9	.8

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	7.2	7.3	7.2
Used vehicle — retail	11.1	11.8	11.4	12.0
Parts and service	43.9	43.5	44.0	43.5
Total	15.7	15.5	16.0	15.8

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions,			Variance				Variance
except per vehicle data)			Favorable/				Favorable/
	2006	2005	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance
Reported:
Revenue	$2,942.5	$3,087.8	$(145.3)	(4.7)	$8,540.8	$8,677.5	$(136.7)	(1.6)
Gross profit	$215.4	$222.9	$(7.5)	(3.4)	$627.7	$629.0	$(1.3)	(.2)
Retail vehicle unit sales	99,390	107,578	(8,188)	(7.6)	286,396	298,022	(11,626)	(3.9)
Revenue per vehicle retailed	$29,606	$28,703	$903	3.1	$29,822	$29,117	$705	2.4
Gross profit per vehicle retailed	$2,167	2,072	$95	4.6	$2,192	$2,111	$81	3.8
Gross profit as a percentage of revenue	7.3%	7.2%			7.3%	7.2%
Days supply (industry standard of selling days, including fleet)	51 days	43 days
Same Store:
Revenue	$2,918.8	$3,087.7	$(168.9)	(5.5)	$8,474.7	$8,677.5	$(202.8)	(2.3)
Gross profit	$213.2	$222.9	$(9.7)	(4.4)	$621.4	$629.0	$(7.6)	(1.2)
Retail vehicle unit sales	98,982	107,578	(8,596)	(8.0)	285,312	298,022	(12,710)	(4.3)
Revenue per vehicle retailed	$29,488	$28,702	$786	2.7	$29,703	$29,117	$586	2.0
Gross profit per vehicle retailed	$2,154	$2,072	$82	4.0	$2,178	$2,111	$67	3.2
Gross profit as a percentage of revenue	7.3%	7.2%			7.3%	7.2%
     The following table details net inventory carrying costs consisting of floorplan assistance earned, a component of new vehicle gross profit and floorplan interest expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Variance	2006	2005	Variance
Floorplan assistance	$28.4	$29.5	$(1.1)	$85.4	$86.1	$(.7)
Floorplan interest expense	(37.2)	(24.1)	(13.1)	(106.2)	(75.9)	(30.3)

Net inventory carrying benefit (cost)	$(8.8)	$5.4	$(14.2)	$(20.8)	$10.2	$(31.0)

     Reported new vehicle performance for the three and nine months ended September 30, 2006 benefited from the impact of acquisitions when compared to same store performance.
     Same store new vehicle revenue for the three and nine months ended September 30, 2006 decreased compared to the same periods in 2005 primarily as a result of a decrease in same store unit volume with respect to domestic brands and in our California business, which is consistent with industry trends. In the third quarter, industry new vehicle retail unit sales declined 11% in the U.S. and were down 16% in California according to CNW Marketing Research, Inc. Our new vehicle retail unit sales were down 8% in total and 12% in California, which represents approximately 20% of our new vehicle business. In all our markets, we are seeing continued declines in our domestic new vehicle business. In the three months ended September 30, 2006, we saw a significant decline in non-luxury truck sales, offset in part by stronger car sales, which we believe is consistent with industry trends. We believe these results reflect consumers’ reduced preference for trucks, due in large part to economic issues that included softness in construction and higher gas prices. In June 2005, General Motors announced an “employee pricing for everyone” program, which was followed in July 2005 with similar programs introduced by Ford and Chrysler. These programs, which helped drive increases in sales volume during the three and nine months ended September 30, 2005, concluded in October 2005, resulting in an adverse year-over-year comparison to same store unit volumes in 2006.
     Same store gross profit per vehicle retailed and gross profit as a percentage of revenue increased as a result of the shift in our sales mix to more premium luxury brands.
     At September 30, 2006, our new vehicle inventories were at $1.9 billion or 51 days compared to new vehicle inventories of $2.1 billion or 55 days supply at December 31, 2005. We anticipate that new vehicle sales will remain highly competitive, and we expect to see continued industry sales declines for domestic vehicle brands. We expect that 2006 full-year industry new vehicle sales will be between 16.7 to 16.8 million units.
     The net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers) for the three and nine months ended September 30, 2006 was $8.8 million and $20.8 million, respectively, an increase of $14.2 million and $31.0 million, respectively, compared to the same periods in 2005, primarily as a result of higher short-term LIBOR interest rates and increased inventory levels.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions,			Favorable/				Favorable/
except per vehicle data)	2006	2005	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance
Reported:
Retail revenue	$947.8	$913.6	$34.2	3.7	$2,821.3	$2,678.9	$142.4	5.3
Wholesale revenue	232.9	231.2	1.7	.7	685.9	635.5	50.4	7.9

Total revenue	$1,180.7	$1,144.8	$35.9	3.1	$3,507.2	$3,314.4	$192.8	5.8

Retail gross profit	$105.5	$107.9	$(2.4)	(2.2)	$322.0	$321.2	$.8	.2
Wholesale gross profit	(2.1)	(1.4)	(.7)		.4	2.3	(1.9)

Total gross profit	$103.4	$106.5	$(3.1)	(2.9)	$322.4	$323.5	$(1.1)	(.3)

Retail vehicle unit sales	59,822	60,574	(752)	(1.2)	176,388	177,371	(983)	(.6)
Revenue per vehicle retailed	$15,844	$15,082	$762	5.1	$15,995	$15,103	$892	5.9
Gross profit per vehicle retailed	$1,764	$1,781	$(17)	(1.0)	$1,826	$1,811	$15	.8
Gross profit as a percentage of retail revenue	11.1%	11.8%			11.4%	12.0%
Days supply (trailing 30 days)	38 days	41 days

Same Store:
Retail revenue	$942.5	$913.7	$28.8	3.2	$2,805.8	$2,678.9	$126.9	4.7
Wholesale revenue	227.6	230.5	(2.9)	(1.3)	672.5	633.5	39.0	6.2

Total revenue	$1,170.1	$1,144.2	$25.9	2.3	$3,478.3	$3,312.4	$165.9	5.0

Retail gross profit	$104.9	$107.9	$(3.0)	(2.8)	$320.3	$321.1	$(.8)	(.2)
Wholesale gross profit	(2.6)	(2.2)	(.4)		(1.1)	.3	(1.4)

Gross profit	$102.3	$105.7	$(3.4)	(3.2)	$319.2	$321.4	$(2.2)	(.7)

Retail vehicle unit sales	59,691	60,574	(883)	(1.5)	176,024	177,371	(1,347)	(.8)
Revenue per vehicle retailed	$15,790	$15,084	$706	4.7	$15,940	$15,103	$837	5.5
Gross profit per vehicle retailed	$1,757	$1,781	$(24)	(1.3)	$1,820	$1,810	$10	.6
Gross profit as a percentage of retail revenue	11.1%	11.8%			11.4%	12.0%
     Reported used vehicle performance for the three and nine months ended September 30, 2006 benefited from the impact of acquisitions when compared to same store performance.
     Same store retail used vehicle revenue for the three and nine months ended September 30, 2006 increased compared to the same periods in 2005 primarily as a result of increased same store average revenue per unit retailed, partially offset by decreased sales volume. Same store revenue per vehicle retailed for the three and nine months ended September 30, 2006 increased due to strengthened used vehicle market prices. Same store retail gross profit per vehicle for the three months ended September 30, 2006 decreased as a result of a challenging retail environment during the quarter, particularly in California.
     Used vehicle inventories were at $342.3 million or 38 days supply at September 30, 2006 compared to $320.6 million or 42 days supply at December 31, 2005.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions,			Favorable/				Favorable/
except per vehicle data)	2006	2005	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance
Reported:
Revenue	$656.2	$653.5	$2.7	.4	$1,976.1	$1,916.9	$59.2	3.1
Gross profit	$288.9	$284.2	$4.7	1.7	$871.7	$833.8	$37.9	4.5
Gross profit as a percentage of revenue	44.0%	43.5%			44.1%	43.5%

Same Store:
Revenue	$649.6	$653.6	$(4.0)	(.6)	$1,957.8	$1,916.9	$40.9	2.1
Gross profit	$285.2	$284.2	1.0	.4	$861.1	$833.9	$27.2	3.3
Gross profit as a percentage of revenue	43.9%	43.5%			44.0%	43.5%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs. Reported parts and service revenue and gross profit for the three and nine months ended September 30, 2006 benefited from the impact of acquisitions when compared to same store performance.
     Same store parts and service revenue and gross profit remained relatively unchanged during the three months ended September 30, 2006. Same store parts and service revenue and gross profit increased during the nine months ended September 30, 2006 due to increases in customer-paid work for parts and service partially offset by a decrease in warranty business. Warranty declines were driven in part by improved overall vehicle quality. The improvements are attributable to our service drive process, maintenance menu and service marketing program, as well as our pricing models and training programs.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions,			Favorable/				Favorable/
except per vehicle data)	2006	2005	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance
Reported:
Revenue and gross profit	$165.5	$164.1	$1.4	.9	$487.1	$465.0	$22.1	4.8
Gross profit per vehicle retailed	$1,039	$976	$63	6.5	$1,053	$978	$75	7.7

Same Store:
Revenue and gross profit	$165.4	$164.2	$1.2	.7	$486.1	$464.6	$21.5	4.6
Gross profit per vehicle retailed	$1,042	$976	$66	6.8	$1,054	$977	$77	7.9
     Reported finance and insurance revenue and gross profit for the three and nine months ended September 30, 2006 benefited from the impact of acquisitions when compared to same store performance.
     Same store finance and insurance revenue and gross profit and gross profit per vehicle retailed benefited from higher new and used vehicle prices, increased premium luxury revenue per vehicle retailed and increased retrospective commissions received on extended service contracts. Improvements were also driven by our continued emphasis on training and certification of store associates, particularly in third and fourth quartile stores, and on maximizing our preferred lender relationships.

Operating Expenses
Selling, General and Administrative Expenses
     During the three months ended September 30, 2006, selling, general and administrative expenses increased $8.3 million or 1.5%. As a percentage of total gross profit, selling, general and administrative expenses increased to 71.3% for the three months ended September 30, 2006 compared to 69.6% for the same period in 2005, primarily due to a decrease in total vehicle gross profit. Additionally, the current period reflects $3.2 million of non-cash compensation expense related to the implementation of SFAS No. 123R for stock options.
     During the nine months ended September 30, 2006, selling, general and administrative expenses increased $62.1 million or 3.9% in part due to an increase in total gross profit. As a percentage of total gross profit, selling, general and administrative expenses increased to 70.9% for the nine months ended September 30, 2006 compared to 69.9% for the same period in 2005. Additionally, we had $11.9 million of non-cash compensation expense related to the implementation of SFAS No. 123R for stock options during the nine months ended September 30, 2006.
Non-Operating Income (Expense)
Floorplan Interest Expense
     Floorplan interest expense was $37.2 million and $24.1 million for the three months ended September 30, 2006 and 2005, respectively. Floorplan interest expense was $106.2 million and $75.9 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in 2006 compared to 2005 is primarily the result of higher short-term LIBOR interest rates and increased inventory levels.
Other Interest Expense
     Other interest expense was incurred primarily on borrowings under our term loan, mortgage facilities, revolving credit facility and outstanding senior unsecured notes. Other interest expense was $27.2 million and $15.9 million for the three months ended September 30, 2006 and 2005, respectively, and $64.4 million and $48.9 million for the nine months ended September 30, 2006 and 2005, respectively.
     The increase in other interest expense in 2006 compared to 2005 is primarily due to additional debt incurred in connection with our tender offer partially offset by the repurchase of our 9% senior unsecured notes and prepayments of mortgage facilities during 2005.
Other Interest Expense – Senior Note Repurchases
     In April 2006, we purchased $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to our debt tender offer and consent solicitation. Approximately $34.5 million of tender premium and other financing costs related to our debt tender offer was expensed during the nine months ended September 30, 2006.
     During the nine months ended September 30, 2005, we repurchased $101.1 million (face value) of our 9% senior unsecured notes at an average price of 111.1% of face value or $112.4 million. The $11.3 million premium paid plus deferred financing costs of $3.8 million for this repurchase were recognized as Other Interest Expense in the accompanying 2005 Unaudited Condensed Consolidated Income Statement.
Provision for (Benefit from) Income Taxes
     The effective income tax rate was 39.4% and 33.3% for the three months ended September 30, 2006 and 2005, respectively and 39.3% and 35.7% for the nine months ended September 30, 2006 and 2005, respectively. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
     During the three and nine months ended September 30, 2005, we recorded net income tax benefits in our provision for income taxes totaling $9.4 million, and $16.2 million, respectively, primarily related to the resolution of various income tax matters. We also recognized a $3.0 million and $110.4 million gain included in Discontinued Operations for the three and nine months ended September 30, 2005, respectively, related to the resolution of various income tax matters. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, the IRS is auditing the tax years from 2002 to 2004. These audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. Included in Other Current Liabilities at September 30, 2006 and December 31, 2005 are $58.3 million and $54.5 million, respectively, provided by us for these matters. We expect our base effective tax rate to be approximately 39.5% on an ongoing basis.
     See Note 8, Income Taxes of Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of income taxes.
Financial Condition
     At September 30, 2006, we had $29.7 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2006, surety bonds, letters of credit and cash deposits totaled $170.1 million, including $136.5 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
     At September 30, 2006, we also had $14.1 million of 9.0% senior unsecured notes due August 1, 2008. The 9% senior unsecured notes are guaranteed by substantially all of our subsidiaries.
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
     In connection with the issuance of the new senior unsecured notes, we amended our existing credit agreement to provide: (1) a $675 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 1.0%, and (2) a $600.0 million term loan that bears interest at a rate equal to LIBOR plus 1.25%. The amended credit agreement, which includes the new term loan, terminates on July 14, 2010 and is guaranteed by substantially all the Company’s subsidiaries. The credit spread charged for the revolving credit facility is impacted by our senior unsecured credit ratings. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $136.5 million at September 30, 2006.
     The proceeds of the new senior notes and term loan borrowings, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to our debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium related to our debt tender offer and other financing costs was expensed during the nine months ended September 30, 2006.
     At September 30, 2006, we had $149.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The facility bears interest at LIBOR-based interest rates and is secured by mortgages on certain of our store properties.
     We had no repurchases of our common stock during the first quarter of 2006. In April 2006, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer. After the completion of the equity tender offer, we repurchased an additional 9.1 million shares of our common stock for a purchase price of $185.7 million during the six months ended September 30, 2006. There is approximately $135.6 million available for share repurchases authorized by our Board of Directors.
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
     At September 30, 2006 and December 31, 2005, vehicle floorplan payable-trade totaled $2.0 billion and $2.4 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $86.4 million and $102.2 million, at September 30, 2006 and December 31, 2005, respectively, and represents amounts payable borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. All our floorplan facilities are at one-month LIBOR-based rates of interest. Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain financial and operating covenants. At September 30, 2006, we were in compliance with such covenants in all material respects. At September 30, 2006, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $4.0 billion, of which $2.1 billion total was outstanding.
Cash Flows
     Cash and cash equivalents decreased by $215.7 million during the nine months ended September 30, 2006 and increased by $169.7 million during the nine months ended September 30, 2005. The major components of these changes are discussed below. We have revised our 2005 Unaudited Condensed Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.
     We have restated certain amounts in the 2005 Unaudited Condensed Consolidated Statements of Cash Flows from operating activities to financing activities to comply with SFAS No. 95, as a result of recent comments to us from the SEC. For the nine months ended September 30, 2005 amounts, which were previously reported as operating activities, are reported as a component of financing activities to reflect the net cash flows for floorplan facilities with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise (“non-trade lenders”).
Cash Flows — Operating Activities
     Cash provided by operating activities was $373.8 million and $424.5 million during the nine months ended September 30, 2006 and 2005, respectively.
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
     Capital expenditures, excluding property lease buyouts, were $136.9 million and $91.5 million during the nine months ended September 30, 2006 and 2005, respectively. During the third quarter of 2006, we spent approximately $30 million on land purchases for future operating sites, which is included in the $136.9 million of capital expenditures for the nine months ended September 30, 2006 above. We project that 2006 full year capital expenditures will be approximately $130 million, excluding acquisition related spending, property lease buyouts, and land purchases for future operating sites.
     Total cash used in business acquisitions, net of cash acquired, was $88.5 million and $13.4 million for the nine months ended September 30, 2006 and 2005, respectively. We acquired four automotive retail franchises and other related assets during the nine months ended September 30, 2006. Additionally, we also signed a separate agreement in January 2006 to acquire certain rights to establish a new Mercedes-Benz dealership. Cash used in business acquisitions during the nine months ended September 30, 2006 and 2005 includes $.2 million and $7.5 million, respectively, in deferred purchase price for certain prior year automotive retail acquisitions.
Cash Flows — Financing Activities
     Cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity and changes in vehicle floorplan payable-non-trade.
     In April 2006, we sold $300.0 million of floating rate senior unsecured notes due April 15, 2013 and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. In connection with the issuance of the new senior notes, we amended our existing credit agreement to provide: (1) a $675.0 million revolving credit facility for which the Company had net borrowings of $91.0 million during the nine months ended September 30, 2006 and (2) a $600.0 million term loan.
     The proceeds of the new unsecured senior notes and term loan borrowings, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million ($334.2 million of principal and tender premium and $5.6 million of accrued interest) pursuant to our debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium ($24.8 million) and other debt financing costs ($9.7 million) related to our debt tender offer was expensed during the nine months ended September 30, 2006.
     During the nine months ended September 30, 2005, we repurchased $101.1 million (face value) of our 9.0% senior unsecured notes at an average price of 111.1% of face value or $112.4 million.
     As discussed above, in April 2006, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer. We repurchased an additional 9.1 million shares of our common stock for a purchase price of $185.7 million during the six months ended September 30, 2006. During the nine months ended September 30, 2005, we repurchased 9.4 million shares of our common stock for an aggregate price of $187.2 million under our Board-approved share repurchases programs. Excluding share repurchases totaling $1.15 billion pursuant to our equity tender offer, we project that 2006 combined spending on acquisitions and share repurchases will be approximately $300 to $400 million.
     During the nine months ended September 30, 2006 and 2005, proceeds from the exercise of stock options were $62.1 million and $76.7 million, respectively.
     During the nine months ended September 30, 2005, we repaid $36.8 million of amounts outstanding under our mortgage facilities.
Liquidity
     We believe that our funds generated through future operations and availability of borrowings under our secured floorplan facilities (for new vehicles) and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations, commitments and contingencies and meet any seasonal operating requirements for the foreseeable future. We do not foresee any difficulty in continuing to comply with covenants of our various financing facilities. At September 30, 2006, unused availability under our revolving credit facility totaled $447.5 million, net of outstanding letters of credit.
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

New Accounting Pronouncements
     See Notes 1, 2, 4, 8 and 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by us or our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.
•	The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.
•	Our new vehicle sales are impacted by the consumer incentive programs of vehicle manufacturers.
•	Adverse weather events can disrupt our business.
•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.
•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.
•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.
•	Our ability to grow our business may be limited by our ability to acquire automotive stores on favorable terms or at all.

•	We are subject to interest rate risk in connection with our vehicle floorplan payable, revolving credit facility, floating rate senior unsecured notes and mortgage facility that could have a material adverse effect on our profitability.
•	Our revolving credit facility, mortgage facility and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.
•	We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure is changing interest rates. At September 30, 2006 and December 31, 2005, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $361.4 million and $371.3 million, respectively, and had a fair value of $362.1 million and $398.5 million, respectively. Interest rate derivatives may be used to adjust interest rate exposures when appropriate based upon market conditions.
Interest Rate Risk
     At September 30, 2006 and December 31, 2005, we had total variable rate vehicle floorplan payable totaling $2.1 billion and $2.5 billion, respectively. Based on these amounts at September 30, 2006 and December 31, 2005, a 100 basis point change in interest rates would result in an approximate $21.2 million and $24.6 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
     At September 30, 2006 and December 31, 2005, we had other variable rate debt outstanding totaling $1.1 billion and $153.7 million, respectively. Based on the amounts outstanding at September 30, 2006, a 100 basis point change in interest rates would result in an approximate $11.4 million and $1.5 million, respectively, change to interest expense.
Hedging Risk
     We have utilized interest rate derivatives to hedge portions of our variable rate debt. All of these instruments were designated as cash flow hedges. During the nine months ended September 30, 2006, we had $800.0 million of interest rate hedge instruments mature, consisting of $200.0 million in swaps, which effectively locked in a LIBOR-based rate of 3.0%, and $600.0 million in collars that capped floating rates to a maximum LIBOR-based rate no greater than 2.4%. We hold no derivative contracts as of September 30, 2006.
     We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of other comprehensive income (loss). These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. For the nine months ended September 30, 2005, net unrealized gains related to hedges included in other comprehensive gain (loss) was $1.8 million. For the nine months ended September 30, 2006 and 2005, the income statement impact from interest rate hedges was an additional income (expense) of $1.8 million and $(.9) million, respectively.
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
     However, we continue to centralize certain key store-level accounting and administrative activities in our operating regions, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the stores and centralizing in a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations and certain accounts receivable). We have substantially implemented the core phase in 139 of our 261 stores as of September 30, 2006.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Many of our Texas dealership subsidiaries had been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. (This matter was previously discussed in the Legal Proceedings section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.) The three actions allege that, since January 1994, Texas dealers deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In February 2005, we and the plaintiffs in all three of the cases agreed to settlement terms. The state court granted final approval of the settlement on August 14, 2006. We have been dismissed from the state court actions and are currently going through the procedures to obtain a dismissal from the federal action. The anticipated expense of the settlement is not material and includes our stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances and paying attorneys’ fees and certain costs. Under the terms of the settlement, our stores are permitted to continue to itemize and pass through to the customer the cost of the vehicle inventory tax.
ITEM 1A. RISK FACTORS
     There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2006. See Note 7 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of	Maximum Dollar Value of
	Total Number	Average	Shares Purchased as	Shares That May Yet Be
	Of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Programs	Programs (in millions)(1)(2)
July 1, 2006 to July 31, 2006	75,000	$19.86	75,000	252.8

August 1, 2006 to August 31, 2006	3,925,000	$19.55	3,925,000	176.1

September 1, 2006 to September 30, 2006	2,000,000	$20.23	2,000,000	135.6

Total	6,000,000		6,000,000

(1)	Future share repurchases are subject to limitations contained in the indenture for the Company’s senior unsecured notes.

(2)	In June 2006, the Company’s Board of Directors authorized an additional $250.0 million share repurchase program. This program does not have an expiration date.

ITEM 6. EXHIBITS
     (a) Exhibits:
10.1*	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.
By:	/s/ J. Alexander McAllister
J. Alexander McAllister
Vice President – Corporate Controller and Interim Chief Financial Officer (DULY AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

Date: October 26, 2006