Form 10-K
period 2006-12-31
AUTONATION INC /FL
filed 2007-02-28
CIK 350698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3.3 billion based on the closing price of the common stock on The New York Stock Exchange on such date.

As of February 23, 2007, the registrant had 209,075,307 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

INDEX
TO FORM 10-K

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	69
Item 9B.	Other Information	69

PART III
Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	69
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions and Director Independence	69
Item 14.	Principal Accountant Fees and Services	69

PART IV
Item 15.	Exhibits and Financial Statement Schedules	69
Ex-4.6 Supplemental Indenture
Ex-10.4 Amended and Restated 1997 Employee Stock Option Plan
Ex-10.5 Amended and Restated 1998 Employee Stock Option Plan
Ex-10.17 2007 Non-Employee Director Stock Option Plan
Ex-10.18 Senior Executive Incentive Bonus Plan
Ex-21.1 Subsidiaries of AutoNation, Inc.
Ex-23.1 Consent of KPMG LLP
Ex-31.1 Section 302 Certification of PEO
Ex-31.2 Section 302 Certification of PFO
Ex-32.1 Section 906 Certification of PEO
Ex-32.2 Section 906 Certification of PFO

PART I

ITEM 1.	BUSINESS

Introduction

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2006, we owned and operated 331 new vehicle franchises from 257 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe are some of the most recognizable and well-known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell, representing more than 90% of the new vehicles that we sold in 2006, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW.

We operate in a single operating and reporting segment, automotive retailing. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, driving common processes and increasing productivity across all of our stores.

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

Business Strategy

As a specialty retailer, our business model is focused on developing and maintaining satisfied relationships with our customers. The foundation of our business model is operational excellence. We pursue the following strategies to achieve our targeted level of operational excellence:

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

Deliver a Positive Customer Experience

Our goal is to deliver a positive customer experience at our stores. Our efforts to improve our customers’ experience at our stores include the following practices and initiatives in key areas of our business:

•	Improving Customer Service: The success of our stores depends in significant part on our ability to deliver positive experiences to our customers. We have developed and implemented standardized customer-friendly sales and service processes. We believe these processes improve the sales and service experiences of our customers. We have developed and are implementing across our stores a customer-friendly sales menu designed to provide clear disclosure of purchase or lease transaction terms. We emphasize the importance of customer satisfaction to our key store personnel by basing a portion of their compensation on the quality of customer service they provide in connection with vehicle sales and service.

•	Increasing Parts and Service Sales: Our goal is that our customers will use us for all of their vehicle service needs. Our key initiatives for our parts and service business are focused on optimizing our processes, pricing and promotion. We have implemented across all of our stores standardized service processes and marketing communications, which are designed to ensure that we offer our existing and potential customers the complete range of vehicle maintenance and repair services. We expect our service processes and marketing communications to increase our customer-pay service and parts business. As a result of our significant scale, we believe we can communicate frequently and effectively with our customers. Our efforts at optimizing our pricing are directed toward maintaining competitive pricing for commonly performed vehicle services and repairs for like-brand vehicles within each of our markets.

•	Increasing Finance, Insurance and Other Aftermarket Product Sales: We continue to improve our finance and insurance business by using our standardized best common processes across our store network. Our customers are presented with the “AutoNation Pledge,” which provides clear disclosure relating to the finance and insurance sales process. We believe the pledge improves our customers’ shopping experience for finance and insurance products at our stores. Additionally, our stores use our customer-friendly finance and insurance menu, which is designed to ensure that we offer our customers the complete range of finance, insurance, protection and other aftermarket products in a transparent manner. We offer our customers aftermarket products such as extended warranty contracts, maintenance programs, theft deterrent systems and various insurance products at competitive rates and prices. We also continue to focus on optimizing the mix of finance sources available for our customers’ convenience.

Leverage Our Significant Scale

We leverage our scale as the largest automotive retailer in the United States to further improve our cost structure by obtaining significant cost savings in our business. The following practices and initiatives reflect our commitment to leveraging our scale and managing cost:

•	Managing New Vehicle Inventories: We manage our new vehicle inventories to optimize our stores’ supply and mix of vehicle inventory. Through the use of our web-based planning and tracking system, in markets where our stores have critical mass in a particular brand, we view new vehicle inventories at those same brand stores in the aggregate and coordinate vehicle ordering and inventories across those stores. We continue to improve our web-based planning and tracking system and new vehicle purchasing strategy to enable us to better manage our new vehicle inventory to achieve specific unit inventory targets. We also target our new vehicle inventory purchasing to our core, or most popular, model packages. We are focused on maintaining appropriate inventory levels, which we believe is important in light of the higher carrying costs associated with higher interest rates. We believe our inventory management enables us to (1) respond to customer requests better than smaller independent retailers with more limited inventories and (2) maximize the availability of the most desirable products during seasonal peak periods of customer demand for vehicles.

•	Increasing Used Vehicle Sales and Managing Used Vehicle Inventories: Each of our stores offers a variety of used vehicles. We believe that we have access to desirable used vehicle inventory and are in a position to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which we believe are improving consumers’ attitudes toward used vehicles. We use a web-based used vehicle inventory tool that enables our stores within each of our markets to optimize their used vehicle inventory supply, mix and pricing. We also are managing our used vehicle inventory to enable us to offer our customers a wide selection of desirable lower-cost vehicles, which are often in high demand by consumers. Our used vehicle business strategy is focused on (1) using our customized vehicle inventory management system, which is our standardized approach to pricing, inventory mix and used vehicle asset management based on our established common processes, and (2) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size.

•	Managing Costs: We manage our business and leverage our scale to reduce costs. We continue to focus on developing national vendor relationships to standardize our stores’ approach to purchasing certain equipment, supplies, and services, and to improve our cost efficiencies. As an example, we realize cost efficiencies with respect to advertising and facilities maintenance that are generally not available to smaller retailers.

Increase Productivity

The following are examples of key initiatives we have implemented to increase productivity:

•	Managing Employee Productivity and Compensation: We continue to develop and implement at our stores standardized compensation guidelines and common element pay plans that take into account our sales volume, customer satisfaction and gross margin objectives, the vehicle brand and the size of the store. We continue to focus on better aligning the compensation of our employees with the performance of our stores to improve employee productivity, reward and retain high-performing employees and to ensure appropriate variability of our compensation expense.

•	Using Information Technology: We are leveraging information technology to enhance our customer relationships and increase productivity. We use a web-based customer relationship management tool across all of our stores. We believe this tool enables us to promote and sell our vehicles and other products more effectively by allowing us to better understand our customer traffic flows and better manage our showroom sales processes and customer relationships. We have developed a company-wide customer database that contains information on our stores’ existing and potential customers. We believe our customer database enables us to implement more effectively our vehicle sales and service marketing programs. We expect our customer database and other tools to empower us to implement our customer relationship strategy more effectively and improve our productivity.

•	Training Employees: One of our key initiatives to improve our productivity is our customized comprehensive training program for key store employees. We believe that having well-trained personnel is an essential requirement for implementing standardized operating practices and policies across all of our stores. Our training program educates our key store employees about their respective job roles and responsibilities and our standardized common processes in all of our areas of operation, including sales, finance and insurance and parts and service. Our training program also emphasizes the importance of conducting our operations, including our finance and insurance sales operations, in accordance with applicable laws and regulations and our policies and ethical standards. As part of our training program, we conduct specialized training for certain of our store employees in areas such as finance and insurance, fixed operations and sales. We also require all of our employees, from our senior management to our technicians, to participate in our Business Ethics Program, which includes web-based interactive training programs, live training workshops, written manuals and videos on specific topics. We also launched the AutoNation General Manager University in 2006 to prepare our future general manager prospects to become well-rounded successful leaders of our stores. We expect our comprehensive training program to improve our productivity by ensuring that all of our employees consistently execute our business strategy and manage our daily operations in accordance with our common processes and policies, applicable laws and regulations and our high standards of business ethics.

Build Powerful Local-Market Brands

In many of our key markets where we have significant presence, we are marketing our stores under a local retail brand. We continue to position these local retail brands to communicate to customers the key features that we believe differentiate our stores in our branded markets from our competitors, such as the large inventory available for customers, our extended evening and weekend service hours and the competitive pricing we offer for widely available services. We believe that by having our stores within each local market speak with one voice to the automobile-buying public, we can achieve marketing and advertising cost savings and efficiencies that generally are not available to many of our local competitors. We also believe that we can create strong retail brand awareness in our markets.

We have fifteen local brands in our key markets, including “Maroone” in South Florida; “GO” in Denver, Colorado; “AutoWay” in Tampa, Florida; “Bankston” in Dallas, Texas; “Courtesy” in Orlando, Florida; “Desert” in Las Vegas, Nevada; “Team” in Atlanta, Georgia; “Mike Shad” in Jacksonville, Florida; “Dobbs” in Memphis, Tennessee; “Fox” in Baltimore, Maryland; “Mullinax” in Cleveland, Ohio; “Appleway” in Spokane, Washington; “Champion” in South Texas; “Power” in Southern California and Arizona; and “AutoWest” in Northern California. The stores we operate under local retail brands as of December 31, 2006 accounted for approximately 62% of our total revenue during fiscal 2006.

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

We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), credit insurance, lease “wear and tear” insurance and theft protection products at competitive prices. The vehicle protection products that our stores currently offer to customers are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also participate in future underwriting profit pursuant to a retrospective commission arrangement. Commissions that we receive from these third-party providers may be subject to chargebacks, in full or in part, if products that we sell, such as extended service contracts, are cancelled.

Our stores also provide a wide range of vehicle maintenance, repair, paint and collision repair services, including warranty work that can be performed only at franchised dealerships and customer-pay service work.

Sales And Marketing

We retailed approximately 600,000 new and used vehicles through our stores in 2006. We sell a broad range of well-known vehicle makes within each of our markets.

Our marketing efforts focus on mass marketing and targeted marketing in our local markets and are designed to build our business with a broad base of repeat, referral and new customers. We engage in marketing and advertising primarily through newspapers, radio, television, direct mail and outdoor billboards in our local markets. As we have consolidated our operations in certain of our key markets under one local retail brand name, we have been able to focus our efforts on building consumer awareness of the selected local retail brand name rather than on the individual legacy names under which our stores operated prior to their acquisition by us. We also continue to develop newspaper, television and radio advertising campaigns that we can modify for use in multiple local markets. We realize cost efficiencies with respect to advertising expenses that are not generally available to smaller retailers, due to our ability to obtain efficiencies in developing advertising campaigns and our ability to gain volume discounts and other concessions as we increase our presence within our key markets and operate our stores under a single retail brand name in our local markets.

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

Agreements with Vehicle Manufacturers

We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described in the following paragraph, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness and customer satisfaction), which, if we do not satisfy, adversely impact our ability to make further acquisitions of such manufacturer’s stores or could result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits (nationally, regionally and in local markets) on the number of stores that we may acquire of the particular manufacturer and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our board of directors during a specified time period, the acquisition of 20% or more of the voting stock of our company by another vehicle manufacturer or distributor or the acquisition of 50% or more of our voting stock by a person, entity or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our $300 million aggregate principal amount of floating rate senior notes due 2013 and $300 million aggregate principal amount of 7% senior notes due 2014 (collectively referred to herein as the “new senior unsecured notes”) or the amended credit agreement for our revolving credit facility and term loan facility.

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

The automotive retailing business is also subject to substantial risk of property loss due to the significant concentration of property values at store locations. In our case in particular, our operations are concentrated in states and regions in which natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) may subject us to substantial risk of property loss and operational disruption. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of our various insurance programs, including property and casualty, workers’ compensation and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We estimate the ultimate costs of these retained insurance risks based on actuarial evaluation and historical claims experience, adjusted for current trends and changes in claims-handling procedures. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Employees

As of December 31, 2006, we employed approximately 26,000 full time employees, approximately 300 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

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

Executive Officers Of AutoNation

We provide below information regarding each of our executive officers.

Name	Age	Position

Mike Jackson	58	Chairman of the Board and Chief Executive Officer
Michael E. Maroone	53	Director, President and Chief Operating Officer
Michael J. Short	45	Executive Vice President and Chief Financial Officer
Jonathan P. Ferrando	41	Executive Vice President, General Counsel and Secretary
Kevin P. Westfall	51	Senior Vice President, Sales

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

Michael J. Short has served as our Executive Vice President and Chief Financial Officer since January 2007. From 2000 to January 2007, Mr. Short served as Executive Vice President and Chief Financial Officer of Universal City Development Partners, Ltd. (dba Universal Orlando) (“Universal Orlando”). From 2005 until January 2007, he also served as Treasurer and Chief Financial Officer of Universal City Florida Holding Co. I, the limited partner of Universal Orlando, and Universal City Florida Holding Co. II, the general partner of Universal Orlando. From 1991 to 2000, Mr. Short held various finance positions at Universal Orlando, Joseph E. Seagram & Sons, Inc. and IBM Corporation. Prior to that, he was a helicopter pilot and tactics instructor for the United States Navy, based out of Norfolk, Virginia.

Jonathan P. Ferrando has served as our Executive Vice President, General Counsel and Secretary since March 2005. Prior thereto, he served as Senior Vice President, General Counsel and Secretary from January 2000 until March 2005. In September 2004, Mr. Ferrando assumed responsibility for our human resources and labor relations functions in addition to his role as General Counsel. Mr. Ferrando joined our Company in July 1996 and served in various capacities within our company, including as Senior Vice President and General Counsel of our Automotive Retail Group from March 1998 until January 2000. Prior to joining our company, Mr. Ferrando was a corporate attorney with Skadden, Arps, Slate, Meagher & Flom from 1991 until 1996.

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

The core brands of vehicles that we sell, representing more than 90% of the number of new vehicles that we sold in 2006, are manufactured by Ford, General Motors, DaimlerChrysler, Toyota, Nissan, Honda and BMW. In particular, our General Motors Corporation and Ford Motor Company stores represented over 33% of our new vehicle revenue in 2006. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer such as General Motors or Ford. In the event of such a bankruptcy, among other things, (i) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (ii) we may not be able to collect some or all of our significant receivables that are due from such manufacturers and we may be subject to preference claims relating to payments made by manufacturers prior to bankruptcy, (iii) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with the manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (iv) consumer demand for their products could be materially adversely affected. These events may result in a partial or complete write-down of our goodwill, intangible franchise rights with respect to any terminated franchises, and/or receivables due from such manufacturers and adversely impact our results of operations. In addition, vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, changes in governmental laws and regulations, including a significant increase in the U.S. mandated corporate average fuel economy standards that could materially adversely impact our sales and profitability, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer. Our business, results of operations, financial condition, shareholders’ equity, cash flows and prospects could be materially adversely affected as a result of any event that has a material adverse effect on the vehicle manufacturers or distributors who are our primary franchisors.

The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

We believe that many factors affect sales of new vehicles and retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, inflation, recession or economic slowdown, consumer confidence, housing markets, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Increases in interest rates could significantly impact industry new vehicle sales and vehicle affordability, including due to the direct relationship between higher rates and higher monthly loan payments, a critical factor for many vehicle buyers, and the impact higher rates can have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, also could be impacted adversely by significant increases in fuel prices. Additionally, in 2006, the housing market experienced a significant decline, particularly in California and Florida. A continued decline in the housing market, particularly in the geographic regions in which we operate, could materially adversely impact our sales.

Our new vehicle sales may differ from industry sales, including due to particular economic conditions and other factors in the geographic markets in which we operate. A significant decrease in new vehicle sales levels in the United States (or in our particular geographic markets) in the future, or a decrease in new vehicle gross profit margins, could cause our actual earnings results to differ materially from our prior results and projected trends. Economic conditions and the other factors described above also may materially adversely impact our sales of used vehicles, finance and vehicle protection products, vehicle service and parts and repair services.

Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.

Most vehicle manufacturers from time to time have established various incentive and marketing programs designed to spur consumer demand for their vehicles. In addition, certain manufacturers offer extended product warranties or free service programs to consumers. From time to time, manufacturers modify and discontinue these dealer assistance and consumer incentive and marketing programs, which could have a significant adverse effect on our new vehicle and aftermarket product sales, consolidated results of operations and cash flows.

Natural disasters and adverse weather events can disrupt our business.

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

Vehicle manufacturers and distributors with whom we hold franchises have significant influence over the operations of our stores. The terms and conditions of our framework, franchise and related agreements and the manufacturers’ interests and objectives may, in certain circumstances, conflict with our interests and objectives. For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness and customer satisfaction, and can influence our ability to acquire additional stores, the naming and marketing of our stores, the operations of our e-commerce sites, our selection of store management, the condition of our store facilities, product stocking and advertising spending levels, and the level at which we capitalize our stores. Manufacturers may also have certain rights to restrict our ability to provide guaranties of our operating companies, pledges of the capital stock of our subsidiaries and liens on our assets, which could adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels. From time to time, we are precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, sales effectiveness and customer satisfaction) until our performance improves in accordance with the agreements, subject to applicable state franchise laws.

Manufacturers also have the right to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the financial condition, results of operations, cash flows and prospects of our stores in the market in which the franchise action is taken.

Our framework, franchise and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management or any unapproved transfer of franchise rights or impairment of financial standing or failure to meet capital requirements), subject to state laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements at a limited number of our stores. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction and other performance requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows and prospects.

In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our new senior unsecured notes or the amended credit agreement for our revolving credit facility and term loan facility.

We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow and prospects.

Our operations, including, without limitation, our sales of finance, insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

The automotive retailing industry, including our facilities and operations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, escheatment, money laundering, environmental, health and safety, wage-hour, anti-discrimination and other employment practices. Specifically with respect to motor vehicle sales, retail installment sales, leasing, and the sale of finance, insurance and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil or criminal sanctions. The violation of other laws and regulations to which we are subject also can result in administrative, civil or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state and local regulation of health, safety, environmental, zoning and land use regulations, and we may need to spend additional time, effort and money to keep our existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do, or will be able to satisfy them.

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

We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facility, term loan facility, mortgage facility and floating rate senior unsecured notes that could have a material adverse effect on our profitability.

Most of our debt, including our floor plan notes, is subject to variable interest rates. The variable interest rates under our revolving credit facility, term loan facility, mortgage facility, floating rate senior unsecured notes and certain of our floorplan notes payable all increased in 2006. Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise. In addition, our net inventory carrying cost (floorplan interest expense net of floorplan assistance that we receive from automotive manufacturers) may increase due to changes in interest rates, inventory levels and manufacturer assistance. We cannot assure you that a significant increase in interest rates would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our revolving credit facility, term loan facility, mortgage facility and the indenture relating to our new senior unsecured notes contain certain restrictions on our ability to conduct our business.

The indenture relating to our new senior unsecured notes and the amended credit agreement relating to our revolving credit facility and term loan facility contain numerous financial and operating covenants that limit the discretion of our management with respect to various business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and repurchases of our shares) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Our amended credit agreement also requires us to meet certain financial ratios and tests that may require us to take action to reduce debt or act in a manner contrary to our business objectives. A failure by us to comply with the obligations contained in our amended credit agreement or the indenture relating to our new senior unsecured notes could result in an event of default under our amended credit agreement or the indentures, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our new senior unsecured notes or the amended credit agreement for our revolving credit facility and term loan facility.

Our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We may still be able to incur more debt, intensifying these risks.

As of December 31, 2006, we had approximately $1.6 billion of total indebtedness (including amounts outstanding under our mortgage facility and capital leases but excluding floorplan financing), and our subsidiaries also had $2.3 billion of floorplan financing. In addition, we had the ability to borrow $413 million additional indebtedness under our revolving credit facility. Our substantial indebtedness could have important consequences. For example:

•	we may have difficulty satisfying our debt service obligations and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisitions and other general corporate activities;

•	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate activities;

•	covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business;

•	we may be placed at a competitive disadvantage against any less leveraged competitors; and

•	our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our debt service obligations. Subject to restrictions in the indenture governing our new senior unsecured notes and in the amended credit agreement governing our revolving credit facility and term loan facility, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness.

Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

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

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters facility in Fort Lauderdale, Florida pursuant to a lease expiring in 2010. As of February 2007, we also own or lease numerous facilities relating to our operations in the following 17 states: Alabama; Arizona; California; Colorado; Florida; Georgia; Idaho; Illinois; Maryland; Minnesota; North Carolina; Nevada; Ohio; Tennessee; Texas; Virginia and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions and actions brought by governmental authorities. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow and prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

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

	High	Low

2006
Fourth Quarter	$21.52	$19.43
Third Quarter	21.68	18.95
Second Quarter	22.94	20.56
First Quarter	22.90	20.54
2005
Fourth Quarter	$22.84	$18.44
Third Quarter	22.54	19.57
Second Quarter	21.69	17.91
First Quarter	20.05	18.35

On February 23, 2007, the closing price of our common stock was $22.73 per share as reported by the NYSE. As of February 23, 2007, there were approximately 2,400 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our new senior unsecured notes and the amended credit agreement for our revolving credit facility and term loan facility restrict our ability to declare and pay cash dividends.

Information about our equity compensation plans is set forth in Item 12 of this Form 10-K.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended December 31, 2006. See Note 9 of our Notes to Unaudited Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of
			Shares Purchased as	Maximum Dollar Value of
	Total Number	Average	Part of Publicly	Shares That May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Program (in millions)(1)(2)

October 1, 2006 to October 31, 2006	50,000	$20.05	50,000	$134.6
November 1, 2006 to November 30, 2006	1,050,000	$20.26	1,050,000	$113.3
December 1, 2006 to December 31, 2006	1,000,000	$20.92	1,000,000	$92.4
Total	2,100,000		2,100,000

(1)	Future share repurchases are subject to limitations contained in the indentures relating to the Company’s new senior unsecured notes and amended credit agreement relating to its revolving credit facility.

(2)	Shares are repurchased under our stock repurchase program approved by the Company’s Board of Directors in June 2006, which authorized the Company to repurchase up to $250.0 million of shares. This program does not have an expiration date.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2001 through December 31, 2006 with the performance of: (i) the Standard & Poor’s 500 Stock Index and (ii) the Standard & Poor’s Specialty Stores Index. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume investments of $100 in our stock and each index on December 31, 2001.

Cumulative Total Return

	12/01	12/02	12/03	12/04	12/05	12/06

AutoNation Inc.	100.00	101.87	148.99	155.80	176.24	172.91
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
S&P Specialty Stores	100.00	88.89	119.69	125.92	148.72	180.78

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data)	2006	2005	2004	2003	2002

Revenue	$18,988.6	$18,729.5	$18,400.5	$17,602.7	$17,498.5
Income from continuing operations before income taxes	$542.1	$625.2	$601.3	$600.8	$601.1
Net income	$316.9	$496.5	$433.6	$479.2	$381.6
Basic earnings (loss) per share:
Continuing operations	$1.47	$1.51	$1.47	$1.83	$1.17
Discontinued operations	$(.06)	$.38	$.15	$(.12)	$.03
Cumulative effect of accounting change(1)	—	—	—	$(.05)	—
Net income	$1.41	$1.89	$1.63	$1.71	$1.20
Weighted average common shares outstanding	225.2	262.7	266.7	279.5	316.7
Diluted earnings (loss) per share:
Continuing operations	$1.45	$1.48	$1.44	$1.78	$1.15
Discontinued operations	$(.06)	$.37	$.15	$(.11)	$.03
Cumulative effect of accounting change(1)	—	—	—	$(.05)	—
Net income	$1.38	$1.85	$1.59	$1.67	$1.19
Weighted average common shares outstanding	229.3	268.0	272.5	287.0	321.5
Total assets	$8,607.0	$8,824.5	$8,698.9	$8,823.1	$8,502.7
Long-term debt, net of current maturities	$1,557.9	$484.4	$797.7	$808.5	$642.7
Shareholders’ equity	$3,712.7	$4,669.5	$4,263.1	$3,949.7	$3,910.2

(1)	During 2003, we recorded a $14.6 million ($9.1 million after-tax) cumulative effect of accounting change to reflect the deferral of certain manufacturer allowances, primarily floorplan assistance, into inventory cost upon the adoption of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, as of January 1, 2003.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2006, we owned and operated 331 new vehicle franchises from 257 dealerships located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell, representing more than 90% of the new vehicles that we sold in 2006, are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.

We operate in a single operating and reporting segment, automotive retailing. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, driving common processes and increasing productivity across all of our stores.

New vehicle sales account for approximately 60% of our total revenue, but less than 30% of our total gross margin. Our parts and service and finance and insurance operations, while comprising less than 20% of total revenue, contribute approximately 60% of our gross margin. We believe that many factors affect sales of new vehicles and retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, inflation, recession or economic slowdown, consumer confidence, housing markets, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Increases in interest rates could significantly impact industry new vehicle sales and vehicle affordability, due to the direct relationship between higher rates and higher monthly loan payments, a critical factor for many vehicle buyers, and the impact higher rates can have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, also could be impacted adversely by significant increases in fuel prices.

The automotive retail environment was challenging in 2006 compared to 2005 especially in California and Florida where the housing markets experienced a significant decline. In 2006, we saw continued declines in our domestic new vehicle business and a continued revenue shift in our brand mix from domestic brands to volume import and premium luxury brands. Additionally, we saw a significant decline in non-luxury truck sales, which we believe is attributable to economic issues. For 2007, we anticipate that the automotive retail market will remain challenging and that full-year industry new vehicle sales will decline to the low-16 million unit level. However, the level of retail sales for 2007 is very difficult to predict.

For the years ended December 31, 2006 and 2005, we had net income from continuing operations of $331.4 million and $396.9 million, respectively, and diluted earnings per share from continuing operations of $1.45 and $1.48, respectively. Our 2006 results were positively impacted by increased gross profits in parts and service and finance and insurance, offset by lower used vehicle gross profit, higher floorplan and other interest expense and $15.2 million ($9.3 million after-tax) of stock option expense related to the implementation of Statement of

Financial Accounting Standard No. 123 (revised 2004), “Share- Based Payment” (“SFAS No. 123R”). The results for 2006 and 2005 also include $34.5 million and $17.4 million, respectively, of premium and deferred financing costs recognized as Interest Expense related to the repurchase of our 9% senior unsecured notes. The effect on earnings per share of higher other interest expense was more than offset by the 19% reduction in shares outstanding due to the 50 million share equity tender offer completed in April 2006. Additionally, during 2005 we recorded net tax benefits in continuing operations totaling $14.5 million.

In April 2006, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer. We repurchased an additional 11.2 million shares of our common stock for a purchase price of $228.9 million during the remainder of 2006, for a total of 61.2 million shares repurchased for an aggregate purchase price of $1.38 billion in 2006. There is approximately $92.4 million available for share repurchases authorized by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our new senior notes. See further discussion under the heading “Financial Condition.” During 2006, 5.7 million shares of our common stock were issued upon the exercise of stock options, resulting in proceeds of $75.7 million.

During the years ended December 31, 2006 and 2005, we had a (loss)/income from discontinued operations totaling $(14.5) million and $99.6 million, respectively, net of income taxes. For the year ended December 31, 2005, we recognized income of $110.0 million included in discontinued operations primarily related to the resolution of various income tax matters. Certain amounts reflected in the accompanying Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004, have been adjusted to classify as discontinued operations the results of stores that were sold, that we have entered into an agreement to sell, or for which the Company otherwise deems a proposed sales transaction to be probable with no material changes expected.

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

Goodwill, Other Intangible Assets and Long-Lived Assets — Goodwill, other intangible assets and long-lived assets are significant components of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur.

Goodwill consists of the cost of acquired businesses in excess of the fair value of net assets acquired, using the purchase method of accounting. Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of our intent to do so. Our principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. We generally expect our franchise agreements to survive for the foreseeable future, and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost. We believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives.

Goodwill and franchise rights assets are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that goodwill, franchise rights assets or other intangible assets become impaired due to decreases in the fair value of the related underlying business.

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

Revenue Recognition — Revenue consists of the sales of new and used vehicles and commissions from related finance and insurance products and sales of parts and services. We recognize revenue in the period in which products are sold or services are provided. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed and (ii) vehicle protection products sold. An estimated liability for chargebacks against revenue recognized from sales of finance and vehicle protection products is established during the period in which the related revenue is recognized. We primarily sell these products on a straight commission basis; however we also participate in future underwriting profit on certain extended service contracts pursuant to retrospective commission arrangements, which are recognized as earned over the life of the contracts. Rebates, holdbacks, floorplan assistance and certain other dealer credits received from manufacturers are recorded as offsets to the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later.

Other — Additionally, significant estimates have been made by us in the accompanying Consolidated Financial Statements including allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance, insurance and other protection products, certain assumptions related to goodwill and other intangible long-lived assets and accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations and certain assumptions related to determining stock option compensation.

Reported Operating Data

	Years Ended December 31,
			2006 vs. 2005			2005 vs. 2004
			Variance			Variance
			Favorable /			Favorable /
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance	2004	(Unfavorable)	% Variance

Revenue:
New vehicle	$11,163.0	$11,224.0	$(61.0)	(.5)	$11,258.0	$(34.0)	(.3)
Used vehicle	4,518.1	4,315.0	203.1	4.7	4,102.6	212.4	5.2
Parts and service	2,600.4	2,508.5	91.9	3.7	2,366.9	141.6	6.0
Finance and insurance, net	634.3	601.0	33.3	5.5	590.8	10.2	1.7
Other	72.8	81.0	(8.2)		82.2	(1.2)

Total revenue	$18,988.6	$18,729.5	$259.1	1.4	$18,400.5	$329.0	1.8

Gross profit:
New vehicle	$817.2	$816.7	$.5	.1	$809.3	$7.4	.9
Used vehicle	409.1	418.8	(9.7)	(2.3)	384.1	34.7	9.0
Parts and service	1,141.4	1,100.0	41.4	3.8	1,036.7	63.3	6.1
Finance and insurance	634.3	601.0	33.3	5.5	590.8	10.2	1.7
Other	42.4	47.6	(5.2)		46.6	1.0

Total gross profit	3,044.4	2,984.1	60.3	2.0	2,867.5	116.6	4.1
Selling, general & administrative expenses	2,165.0	2,100.9	(64.1)	(3.1)	2,029.8	(71.1)	(3.5)
Depreciation and amortization	82.9	78.4	(4.5)		79.2	.8
Other expenses (income), net	(.1)	.8	.9		4.0	3.2

Operating income	796.6	804.0	(7.4)	(.9)	754.5	49.5	6.6
Floorplan interest expense	(142.0)	(105.5)	(36.5)		(74.7)	(30.8)
Other interest expense	(90.9)	(63.3)	(27.6)		(76.3)	13.0
Other interest expense — senior note repurchases	(34.5)	(17.4)	(17.1)		(.6)	(16.8)
Interest income	8.3	7.5	.8		3.5	4.0
Other gains (losses), net	4.6	(.1)	4.7		(5.1)	5.0

Income from continuing operations before income taxes	$542.1	$625.2	$(83.1)	(13.3)	$601.3	$23.9	4.0

Retail vehicle unit sales:
New vehicle	369,567	381,082	(11,515)	(3.0)	388,297	(7,215)	(1.9)
Used vehicle	225,609	228,528	(2,919)	(1.3)	226,271	2,257	1.0

	595,176	609,610	(14,434)	(2.4)	614,568	(4,958)	(.8)

Revenue per vehicle retailed:
New vehicle	$30,206	$29,453	$753	2.6	$28,993	$460	1.6
Used vehicle	$16,051	$15,262	$789	5.2	$14,755	$507	3.4
Gross profit per vehicle retailed:
New vehicle	$2,211	$2,143	$68	3.2	$2,084	$59	2.8
Used vehicle	$1,816	$1,820	$(4)	(.2)	$1,689	$131	7.8
Finance and insurance	$1,066	$986	$80	8.1	$961	$25	2.6

	Years Ended December 31,
	% 2006	% 2005	% 2004

Revenue mix percentages:
New vehicle	58.8	59.9	61.2
Used vehicle	23.8	23.0	22.3
Parts and service	13.7	13.4	12.9
Finance and insurance, net	3.3	3.2	3.2
Other	.4	.5	.4

Total	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	26.8	27.4	28.2
Used vehicle	13.4	14.0	13.4
Parts and service	37.5	36.9	36.2
Finance and insurance	20.8	20.1	20.6
Other	1.5	1.6	1.6

Total	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	7.3	7.2
Used vehicle — retail	11.3	11.9	11.4
Parts and service	43.9	43.9	43.8
Total	16.0	15.9	15.6
Selling, general and administrative expenses	11.4	11.2	11.0
Operating income	4.2	4.3	4.1
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.1	70.4	70.8
Operating income	26.2	26.9	26.3

	December 31,
	2006	2005

Days supply:
New vehicle (industry standard of selling days, including fleet)	52 days	55 days
Used vehicle (trailing 30 days)	42 days	42 days

The following table details net inventory carrying benefit (cost), consisting of floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
			Variance		Variance
($ in millions)	2006	2005	2006 vs. 2005	2004	2005 vs. 2004

Floorplan assistance	$111.6	$109.8	$1.8	$108.7	$1.1
Floorplan interest expense	(142.0)	(105.5)	(36.5)	(74.7)	(30.8)

Net inventory carrying benefit (cost)	$(30.4)	$4.3	$(34.7)	$34.0	$(29.7)

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of our ownership or operation.

	Years Ended December 31,
			Variance
			Favorable /
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance

Revenue:
New vehicle	$11,050.5	$11,224.0	$(173.5)	(1.5)
Used vehicle	4,472.1	4,312.3	159.8	3.7
Parts and service	2,572.7	2,508.5	64.2	2.6
Finance and insurance, net	632.3	600.5	31.8	5.3
Other	27.6	28.2	(.6)

Total revenue	$18,755.2	$18,673.5	$81.7	.4

Gross profit:
New vehicle	$806.6	$816.7	$(10.1)	(1.2)
Used vehicle	404.6	416.2	(11.6)	(2.8)
Parts and service	1,126.8	1,099.9	26.9	2.4
Finance and insurance	632.3	600.5	31.8	5.3
Other	25.5	27.1	(1.6)

Total gross profit	$2,995.8	$2,960.4	$35.4	1.2

Retail vehicle unit sales:
New vehicle	367,665	381,082	(13,417)	(3.5)
Used vehicle	224,980	228,528	(3,548)	(1.6)

Total	592,645	609,610	(16,965)	(2.8)

Revenue per vehicle retailed:
New vehicle	$30,056	$29,453	$603	2.0
Used vehicle	$15,981	$15,262	$719	4.7
Gross profit per vehicle retailed:
New vehicle	$2,194	$2,143	$51	2.4
Used vehicle	$1,810	$1,820	$(10)	(.5)
Finance and insurance	$1,067	$985	$82	8.3

	Years Ended December 31,
	% 2006	% 2005

Revenue mix percentages:
New vehicle	58.9	60.1
Used vehicle	23.8	23.1
Parts and service	13.7	13.4
Finance and insurance, net	3.4	3.2
Other	.2	.2

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	26.9	27.6
Used vehicle	13.5	14.1
Parts and service	37.6	37.2
Finance and insurance	21.1	20.3
Other	.9	.8

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	7.3
Used vehicle — retail	11.3	11.9
Parts and service	43.8	43.8
Total	16.0	15.9

New Vehicle

	Years Ended December 31,
			2006 vs. 2005			2005 vs. 2004
			Variance			Variance
			Favorable /			Favorable /
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance	2004	(Unfavorable)	% Variance

Reported:
Revenue	$11,163.0	$11,224.0	$(61.0)	(.5)	$11,258.0	$(34.0)	(.3)
Gross profit	$817.2	$816.7	$.5	.1	$809.3	$7.4	.9
Retail vehicle unit sales	369,567	381,082	(11,515)	(3.0)	388,297	(7,215)	(1.9)
Revenue per vehicle retailed	$30,206	$29,453	$753	2.6	$28,993	$460	1.6
Gross profit per vehicle retailed	$2,211	$2,143	$68	3.2	$2,084	$59	2.8
Gross profit as a percentage of revenue	7.3%	7.3%			7.2%
Days supply (industry standard of selling days, including fleet)	52 days	55 days
Same Store:
Revenue	$11,050.5	$11,224.0	$(173.5)	(1.5)
Gross profit	$806.6	$816.7	$(10.1)	(1.2)
Retail vehicle unit sales	367,665	381,082	(13,417)	(3.5)
Revenue per vehicle retailed	$30,056	$29,453	$603	2.0
Gross profit per vehicle retailed	$2,194	$2,143	$51	2.4
Gross profit as a percentage of revenue	7.3%	7.3%

The following table details net inventory carrying benefit (cost), consisting of floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
			Variance		Variance
($ in millions)	2006	2005	2006 vs. 2005	2004	2005 vs. 2004

Floorplan assistance	$111.6	$109.8	$1.8	$108.7	$1.1
Floorplan interest expense	(142.0)	(105.5)	(36.5)	(74.7)	(30.8)

Net inventory carrying benefit (cost)	$(30.4)	$4.3	$(34.7)	$34.0	$(29.7)

Reported new vehicle performance for 2006 benefited from the impact of acquisitions when compared to same store performance.

Same store new vehicle revenue for 2006 decreased compared to 2005 primarily as a result of a decrease in same store unit volume, particularly in our California and Florida businesses, which is consistent with industry trends in a challenging automotive retail environment. In all our markets, we are seeing continued declines in our domestic new vehicle business, which we expect to continue in 2007. However, the level of retail sales for 2007 is very difficult to predict. In 2006, we saw a significant decline in non-luxury truck sales, offset in part by stronger car sales, which we believe is consistent with industry trends. We believe these results reflect consumers’ reduced preference for trucks, due in large part to economic issues that included a significant decline in the California and Florida housing markets, higher interest rates and higher gas prices during portions of 2006. In 2006, we saw a continued revenue shift in our brand mix from domestic brands to volume import and premium luxury brands. In June 2005, General Motors announced an “employee pricing for everyone” program, which was followed in July 2005 with similar programs introduced by Ford and Chrysler. These programs, which concluded in October 2005, helped drive increases in sales volume during 2005 that were partially offset by a challenging United States retail market and the effects of Hurricane Wilma on our Florida stores during the fourth quarter of 2005.

Same store gross profit per vehicle retailed increased as a result of the shift in our sales mix to more imports, including premium luxury brands. Gross profit as a percentage of revenue remained constant in 2006 compared to 2005.

New vehicle revenue for 2005 decreased compared to 2004 primarily as a result of a unit volume decrease partially offset by an increase in revenue per unit. In June 2005, General Motors announced an “employee pricing for everyone” program, which was followed in July 2005 with similar programs by Ford and Chrysler. Although these programs helped drive unit volume during 2005, a challenging United States automotive retail environment and the effects of Hurricane Wilma on our Florida stores negatively impacted new vehicle unit volume during the fourth quarter of 2005. Despite higher gas prices, rising interest rates, and a shift in consumer preferences from trucks to crossover vehicles and cars, we expanded revenue per vehicle retailed and gross profit per vehicle retailed through our focus on pricing and profitability and management of our new vehicle inventory levels and a shift in mix from domestics to imports and luxury.

At December 31, 2006, our new vehicle inventories were at $1.9 billion or 52 days supply compared to new vehicle inventories of $2.1 billion or 55 days supply at December 31, 2005.

The net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers) increased in 2006 compared to 2005, primarily as a result of increased floorplan interest expense due to higher short-term LIBOR interest rates.

Used Vehicle

	Years Ended December 31,
			2006 vs. 2005			2005 vs. 2004
			Variance			Variance
			Favorable /			Favorable /
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance	2004	(Unfavorable)	% Variance

Reported:
Retail revenue	$3,621.2	$3,487.9	$133.3	3.8	$3,338.6	$149.3	4.5
Wholesale revenue	896.9	827.1	69.8	8.4	764.0	63.1	8.3

Total revenue	$4,518.1	$4,315.0	$203.1	4.7	$4,102.6	$212.4	5.2
Retail gross profit	$409.8	$415.9	$(6.1)	(1.5)	$382.2	$33.7	8.8
Wholesale gross profit	(0.7)	2.9	(3.6)		1.9	1.0

Total gross profit	$409.1	$418.8	$(9.7)	(2.3)	$384.1	$34.7	9.0
Retail vehicle unit sales	225,609	228,528	(2,919)	(1.3)	226,271	2,257	1.0
Revenue per vehicle retailed	$16,051	$15,262	$789	5.2	$14,755	$507	3.4
Gross profit per vehicle retailed	$1,816	$1,820	$(4)	(.2)	$1,689	$131	7.8
Gross profit as a percentage of retail revenue	11.3%	11.9%			11.4%
Days supply (trailing 30 days)	42 days	42 days
Same Store:
Retail revenue	$3,595.4	$3,487.8	$107.6	3.1
Wholesale revenue	876.7	824.5	52.2	6.3

Total revenue	$4,472.1	$4,312.3	$159.8	3.7

Retail gross profit	$407.3	$415.9	$(8.6)	(2.1)
Wholesale gross profit	(2.7)	.3	(3.0)

Total gross profit	$404.6	$416.2	$(11.6)	(2.8)

Retail vehicle unit sales	224,980	228,528	(3,548)	(1.6)
Revenue per vehicle retailed	$15,981	$15,262	$719	4.7
Gross profit per vehicle retailed	$1,810	$1,820	$(10)	(.5)
Gross profit as a percentage of retail revenue	11.3%	11.9%

Reported used vehicle performance benefited from the impact of acquisitions when compared to same store performance.

Same store retail used vehicle revenue for 2006 increased compared to 2005 primarily as a result of increased same store average revenue per unit retailed, partially offset by decreased sales volume. Same store revenue per vehicle retailed for 2006 increased due to a shift in our retail used vehicle sales mix to import luxury vehicles. Same store unit volumes and retail gross profit per vehicle for 2006 decreased as a result of a challenging automotive retail environment.

Used vehicle revenue for 2005 increased compared to 2004 due to an increase in average revenue per vehicle retailed partially offset by a slight decrease in unit volume. The increase in same store average revenue per unit is the result of strengthened used vehicle market prices and the availability of quality used vehicles from trade-ins. Consistent with the new vehicle unit volume decline, used vehicle unit volume was impacted by lower sales unit volumes resulting from a challenging United States’ automotive retail environment and the effects of Hurricane Wilma on our Florida stores during the fourth quarter of 2005. Gross profit and gross profit as a percentage of revenue increased as a result of better inventory management focused on optimizing used vehicle inventory supply, mix and pricing.

Used vehicle inventories were at $306.0 million or 42 days supply at December 31, 2006 compared to $318.8 million or 42 days in 2005.

Parts and Service

	Years Ended December 31,
			2006 vs. 2005			2005 vs. 2004
			Variance			Variance
			Favorable /			Favorable /
($ in millions)	2006	2005	(Unfavorable)	% Variance	2004	(Unfavorable)	% Variance

Reported:
Revenue	$2,600.4	$2,508.5	$91.9	3.7	$2,366.9	$141.6	6.0
Gross profit	$1,141.4	$1,100.0	$41.4	3.8	$1,036.7	$63.3	6.1
Gross profit as a percentage of revenue	43.9%	43.9%			43.8%
Same Store:
Revenue	$2,572.7	$2,508.5	$64.2	2.6
Gross profit	$1,126.8	$1,099.9	$26.9	2.4
Gross profit as a percentage of revenue	43.8%	43.8%

Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs. Reported parts and service revenue and gross profit benefited from the impact of acquisitions when compared to same store performance.

Same store parts and service revenue and gross profit increased during 2006 compared to 2005 due to increases in customer-paid work for parts and service and wholesale parts, partially offset by a decrease in warranty business. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs. The improvements to customer-paid are attributable to our service drive process, maintenance menu and service marketing program, as well as our pricing models and training programs. Additionally, during 2006 we experienced an increase in parts and service revenues and gross profit related to volume imports and premium luxury vehicles, compared to flat revenues and a decrease in gross margin related to parts and service for domestic vehicles.

Despite the business disruption in our Florida stores due to the effects of Hurricane Wilma, parts and service revenue for 2005 increased compared to 2004 due to increases in customer-paid and warranty work as well as our parts wholesale business. Parts and service gross profit for 2005 increased compared to 2004 due to increases in customer-paid and warranty work. The improvements are attributable in part to our service drive process, maintenance menus and service marketing program, as well as the continued optimization of our pricing models and training programs.

Finance and Insurance

	Years Ended December 31,
			2006 vs. 2005			2005 vs. 2004
			Variance			Variance
			Favorable /			Favorable /
($ in millions, except per vehicle data)	2006	2005	(Unfavorable)	% Variance	2004	(Unfavorable)	% Variance

Reported:
Revenue and gross profit	$634.3	$601.0	$33.3	5.5	$590.8	$10.2	1.7
Gross profit per vehicle retailed	$1,066	$986	$80	8.1	$961	$25	2.6
Same Store:
Revenue and gross profit	$632.3	$600.5	$31.8	5.3
Gross profit per vehicle retailed	$1,067	$985	$82	8.3

Reported finance and insurance revenue and gross profit benefited from the impact of acquisitions when compared to same store performance.

During 2006, same store finance and insurance revenue and gross profit benefited from increased retrospective commissions received on extended service contracts, as well as higher new and used vehicle prices and increased premium luxury revenue per vehicle retailed. Improvements were also driven by our continued emphasis on training and certification of store associates, particularly in third and fourth quartile stores, and on maximizing our preferred lender relationships.

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

Operating Expenses

Selling, General and Administrative Expenses

During 2006, selling, general and administrative expenses increased $64.1 million, or 3.1%. As a percentage of total gross profit, selling, general and administrative expenses increased to 71.1% in 2006 from 70.4% in 2005. Increases in selling, general and administrative expenses in 2006 compared to 2005 are due to an increase in compensation expense, including $15.2 million of non-cash compensation expense related to the adoption of SFAS No. 123R for stock options during 2006 and increased advertising expenses, resulting from a decrease in advertising program participation reimbursed by manufacturers and an increase in non-reimbursed advertising. In 2005, selling, general and administrative expenses included property damage costs related to Hurricane Wilma.

During 2005, selling, general and administrative expenses increased $71.1 million or 3.5%. As a percent of total gross profit, selling, general and administrative expenses decreased 40 basis points in spite of property damage costs related to Hurricane Wilma which impacted our Florida stores during the fourth quarter of 2005. Improvements are due to our continued efforts to leverage our cost structure, particularly in the areas of compensation and other selling, general and administrative expenses, partially offset by increased occupancy costs.

Non-Operating Income (Expense)

Floorplan Interest Expense

Floorplan interest expense was $142.0 million, $105.5 million and $74.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 compared to 2005 is primarily the result of higher short-term LIBOR interest rates. The increase in 2005 compared to 2004 is primarily the result of higher short-term LIBOR interest rates partially offset by lower average new vehicle inventory levels.

Other Interest Expense

Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facilities, revolving credit facility and outstanding senior unsecured notes. Other interest expense was $90.9 million, $63.3 million and $76.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in other interest expense in 2006 compared to 2005 is primarily due to additional debt incurred in connection with our equity tender offer in April 2006, partially offset by the repurchase of our 9% senior unsecured notes and repayments of mortgage facilities during 2006 and 2005. We expect to continue to have higher year over year interest expense during the early part of 2007.

The decrease in 2005 compared to 2004 of other interest expense is primarily due to the repurchase of a portion of our 9% senior unsecured notes. Other interest expense also includes interest related to the IRS settlement totaling $4.8 million for the year ended December 31, 2004 which represents interest due under the agreement from the date of the settlement.

Other Interest Expense — Senior Note Repurchases

In April 2006, we purchased $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to our debt tender offer and consent solicitation. Approximately $34.5 million of tender premium and other financing costs related to our debt tender offer was expensed as Other Interest Expense — Senior Note Repurchases in the accompanying 2006 Consolidated Income Statement.

During 2005 and 2004, we repurchased $123.1 million and $3.4 million (face value) of our 9.0% senior unsecured notes at an average price of 110.5% and 114.3% of face value or $136.0 million and $3.9 million, respectively. The premium paid and financing costs of $17.4 million and $.6 million, respectively, were recognized as Other Interest Expense — Senior Note Repurchases in the accompanying 2005 and 2004 Consolidated Income Statements.

Provision for Income Taxes

The effective income tax rate was 38.9%, 36.5% and 34.7% for the years ended December 31, 2006, 2005 and 2004, respectively. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

During 2005 and 2004, we recorded net income tax benefits in our provision for income taxes of $14.5 million and $25.8 million, respectively, primarily related to the resolution of various income tax matters. In 2005 and 2004, we also recognized income of $110.0 million and $52.2 million, respectively, included in Discontinued Operations related to the settlement of various income tax matters.

As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, the IRS is auditing the tax years from 2002 to 2004. These audits may result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. Included in Other Current Liabilities at December 31, 2006 and 2005 are $58.7 million and $54.5 million, respectively, provided by us for these matters. We expect our effective tax rate to be in the low to mid-39% range on an ongoing basis, excluding the impact of any potential tax adjustments in the future.

See Note 11, Income Taxes, of the Notes to Consolidated Financial Statements for further information.

Financial Condition

At December 31, 2006, we had $52.2 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2006, surety bonds, letters of credit and cash deposits totaled $124.9 million, including $92.3 million in letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

At December 31, 2006, we also had $14.1 million of 9.0% senior unsecured notes due August 1, 2008. The 9% senior unsecured notes are guaranteed by substantially all of our subsidiaries.

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

In connection with the issuance of the new senior unsecured notes, we amended our existing credit agreement to provide: (1) a $675.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus .80%, and (2) a $600.0 million term loan facility that bears interest at a rate equal to LIBOR plus 1.25%. In December 2006, the borrowing capacity of the revolving credit facility increased to $700.0 million under the amended credit agreement. The amended credit agreement, which includes the new term loan facility, terminates on July 14, 2010 and is guaranteed by substantially all our subsidiaries. The credit spread charged for the revolving credit facility is impacted by our senior unsecured credit ratings. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $92.3 million at December 31, 2006. We had borrowings outstanding under the revolving credit facility of $195.0 million at December 31, 2006, leaving $412.7 million of borrowing capacity at December 31, 2006.

The proceeds of the new senior unsecured notes and term loan facility, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to our debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium related to our debt tender offer and other financing costs was expensed during 2006.

During 2006, we repaid $37.7 million of the outstanding balance under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. At December 31, 2006, we had $116.0 million outstanding under this mortgage facility, which bears interest at LIBOR-based interest rates and is secured by mortgages on certain of our stores properties.

We had no repurchases of our common stock during the first quarter of 2006. In April 2006, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer. After the completion of the equity tender offer, we repurchased an additional 11.2 million shares of our common stock for a purchase price of $228.9 million during the remainder of 2006, for a total of 61.2 million shares repurchased for an aggregate purchase price of $1.38 billion in 2006. There is approximately $92.4 million available for share repurchases authorized by our Board of Directors as of December 31, 2006.

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

Our new senior notes, amended credit agreement and mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us. See Note 7, Notes Payable and Long-Term Debt, of the Notes to the Consolidated Financial Statements for further information. As of December 31, 2006, we were in compliance with the requirements of all applicable financial and operating covenants.

In the event of a downgrade in our credit ratings, none of the covenants described in Note 7 of the Notes to the Consolidated Financial Statements would be impacted. In addition, availability under the revolving credit facility described above would not be impacted should a downgrade in the senior unsecured credit ratings occur. Certain covenants in the indenture for the new senior notes would be eliminated with certain upgrades of the new senior notes to investment grade by either Standard and Poor’s or Moody’s Investor Service.

At December 31, 2006 and 2005, vehicle floorplan payable-trade totaled $2.0 billion and $2.3 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $233.9 million and $102.2 million, at December 31, 2006 and 2005, respectively, and represents amounts payable borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. All the floorplan facilities are at LIBOR-based rates of interest. Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain operational covenants. At December 31, 2006, we were in compliance with such covenants in all material respects. At December 31, 2006, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.6 billion, of which $2.3 billion total was outstanding.

Cash Flows

Cash and cash equivalents increased (decreased) by $(193.5) million, $134.9 million and $(68.5) million during the years ended December 31, 2006, 2005 and 2004, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash provided by operating activities was $299.1 million, $579.8 million and $562.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in vehicle floorplan payable-trade (vehicle floorplan payables with the automotive manufacturers’ captive finance subsidiary for the related franchise), which directly relates to changes in new vehicle inventory for those franchises. On November 30, 2006, General Motors (“GM”) completed the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. GMAC will remain the exclusive provider of GM-sponsored auto finance programs and is expected to continue to provide GM dealers and their customers with the same financial products and services under the same arrangements with us as before the sale. However, as a result of this sale, we have treated new vehicles financed after the change in GMAC ownership control (totaling $139.3 million at December 31, 2006) as vehicle floorplan-non-trade with related changes as financing cash flows. Vehicles financed by GMAC prior to this transaction (totaling $281.2 million at December 31, 2006) continue to be classified as floorplan-trade with related changes as operating cash flows.

During 2007, as we sell the vehicles financed by GMAC, the repayment of the $281.2 million classified as floorplan-trade at December 31, 2006 will be reflected as a use of cash flows from operating activities. Vehicle purchases financed through GMAC in 2007 will be classified as floorplan-non-trade and reflected as sources of cash flows from financing activities. Payments to GMAC for purchases classified as floorplan-non-trade will be reflected as uses of cash flows from financing activities.

In 2006, we made estimated state tax and federal tax payments totaling $278.3 million, including approximately $100 million related to provisions for the third and fourth quarter of 2005, payment for which had been deferred as allowed for filers impacted by hurricanes in 2004. In March 2003, we entered into a settlement agreement with the IRS with respect to the tax treatment of certain transactions we entered into in 1997 and 1999. In 2004, we prepaid the remaining balance due related to the IRS settlement totaling $128.9 million, including accrued interest. Cash used in discontinued operations was $4.5 million, $3.3 million and $23.4 million during 2006, 2005 and 2004, respectively. A portion of the cash used in 2006, 2005 and 2004 relates to payments made in conjunction with property leases assumed from ANC Rental.

Cash Flows from Investing Activities

Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments and other transactions as further described below.

Capital expenditures, excluding property operating lease buy-outs, were $170.2 million, $130.9 million and $132.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, we spent $30.0 million on land purchases for future operating sites, which is included in the 2006 capital expenditures. We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We expect 2007 capital expenditures of approximately $140.0 million, excluding any acquisition-related spending, land purchased for future sites or lease buy-outs.

Property operating lease buy-outs were $5.9 million, $10.3 million and $77.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. We continue to analyze certain of our higher cost operating leases and evaluate alternatives in order to lower the effective financing costs.

Proceeds from the disposal of property held for sale were $6.5 million, $33.4 million and $37.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are primarily from the sales of stores and other properties held for sale. Cash received from business divestitures, net of cash relinquished, totaled $24.0 million, $55.0 million and $19.4 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Cash used in business acquisitions, net of cash acquired, was $166.7 million, $15.9 million and $197.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006 and 2005, we acquired five and two automotive retail franchises and other related assets, respectively. Cash used in business acquisitions during 2006, 2005 and 2004 includes $.2 million, $9.9 million and $3.3 million in deferred purchase price for certain prior year automotive retail acquisitions. See discussion in Note 15, Acquisitions, of Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity and changes in vehicle floorplan payable-non-trade.

In April 2006, we sold $300.0 million of floating rate senior unsecured notes due April 15, 2013 and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. In connection with the issuance of the new senior notes, we amended our existing credit agreement to provide: (1) a $675.0 million revolving credit facility for which we had net borrowings of $195.0 million during 2006 and (2) a $600.0 million term loan facility. In December 2006, the borrowing capacity of the revolving credit facility increased to $700.0 million under the amended credit agreement.

The proceeds of the new senior unsecured notes and term loan facility, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million ($334.2 million of principal and tender premium and $5.6 million of accrued interest) pursuant to our debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium ($24.8 million) and other deferred financing costs ($9.7 million) related to our debt tender offer was expensed during 2006.

During 2005 and 2004, we repurchased $123.1 million and $3.4 million (face value) of our 9.0% senior unsecured notes at an average price of 110.5% and 114.3% of face value or $136.0 million and $3.9 million, respectively.

As discussed above, in April 2006, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer. We repurchased an additional 11.2 million shares of our common stock for a purchase price of $228.9 million during 2006, for a total of 61.2 million shares repurchased for an aggregate purchase price of $1.38 billion in 2006. During 2005 and 2004, we repurchased 11.8 million and 14.1 million shares of our common stock for an aggregate price of $237.1 million and $236.8 million, respectively, under our Board-approved share repurchases programs.

During 2006, 2005 and 2004, proceeds from the exercise of stock options were $75.7 million, $112.8 million and $94.2 million, respectively.

During the years ended December 31, 2006 and 2005, we repaid $37.7 million and $164.4 million, respectively of amounts outstanding under our mortgage facilities, including prepayments of $154.0 million in 2005.

Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling $96.9 million, $24.4 million and $(143.1) million for the years ended December 31, 2006, 2005 and 2004, respectively. A portion of the 2006 change in vehicle floorplan payable-non-trade relates to the reclassification of GMAC-financed vehicles from floor plan-trade to floorplan-non-trade, as a result of GM’s sale of a majority stake in GMAC, effective November 30, 2006, as described above and in Note 3 to the Notes to the Consolidated Financial Statements.

Liquidity

We believe that our funds generated through future operations and availability of borrowings under our secured floorplan facilities (for new vehicles) and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations, commitments and contingencies and meet any seasonal operating requirements for the foreseeable future. We expect to remain in compliance with the covenants of our various financing agreements. At December 31, 2006, unused availability under our revolving credit facility totaled $412.7 million.

We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our new senior notes restricts our ability to declare cash dividends.

Contractual Payment Obligations

The following table summarizes our payment obligations under certain contracts at December 31, 2006 (in millions):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Total vehicle floorplan payable (Note 3)*	$2,265.0	$2,265.0	$—	$—	$—
Notes payable and long-term debt (Note 7)*	1,571.5	13.6	125.9	832.0	600.0
Interest payments**	162.7	22.6	44.0	42.7	53.4
Operating lease commitments (Note 8)*	504.7	60.7	102.4	78.1	263.5
Acquisition purchase price commitments	4.2	4.2	—	—	—
Purchase obligations	148.3	69.1	44.3	34.8	.1

Total	$4,656.4	$2,435.2	$316.6	$987.6	$917.0

*	See Notes to Consolidated Financial Statements.

**	Represents scheduled interest payments on fixed rate senior unsecured notes. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2006, surety bonds, letters of credit and cash deposits totaled $124.9 million, including $92.3 million letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sub-limit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.

As further discussed under the heading “Provision for Income Taxes,” there are various tax matters where the ultimate resolution may result in us owing additional tax payments.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2006 and 2005.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS No. 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after December 15, 2006. As of January 1, 2006, we adopted SFAS No. 123R and related interpretive guidance issued by the FASB and the SEC using the modified prospective transition method. Accordingly, our Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and did not have a material impact on our Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (EITF 06-3), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in our Consolidated Financial Statements as our policy is to exclude all such taxes from revenue.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 and do not expect the adoption of FIN 48 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB No. 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our Consolidated Financial Statements.

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

•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

•	The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.

•	Natural disasters and adverse weather events can disrupt our business.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores on favorable terms or at all.

•	We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facility, term loan facility, mortgage facility and floating rate senior unsecured notes that could have a material adverse effect on our profitability.

•	Our revolving credit facility, term loan facility, mortgage facility and the indentures relating to our new senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	Our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We may still be able to incur more debt, intensifying these risks.

•	Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is increasing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of the Company’s variable rate debt when appropriate based on market conditions. At December 31, 2006 and 2005, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $360.5 million and $371.3 million, respectively, and had a fair value of $363.4 million and $398.5 million, respectively. Interest rate derivatives may be used to adjust interest rate exposures when appropriate based upon market conditions.

Interest Rate Risk

At December 31, 2006 and 2005, we had variable rate vehicle floorplan payable totaling $2.3 billion and $2.4 billion, respectively. Based on these amounts at December 31, 2006 and 2005, a 100 basis point change in interest rates would result in an approximate $22.7 million and $24.5 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

At December 31, 2006 and 2005, we had other variable rate debt outstanding totaling $1.2 billion and $153.7 million, respectively. Based on the amounts outstanding at December 31, 2006 and 2005, a 100 basis point change in interest rates would result in an approximate $12.1 million and $1.5 million change to interest expense, respectively.

Hedging Risk

We have utilized interest rate derivatives to hedge portions of our variable rate debt. All of these instruments were designated as cash flow hedges. During 2006, we had $800.0 million of interest rate hedge instruments mature, consisting of $200.0 million in swaps, which effectively locked in a LIBOR-based rate of 3.0%, and $600.0 million in collars that capped floating rates to a maximum LIBOR-based rate no greater than 2.4%. We held no derivative contracts as of December 31, 2006.

We reflect the current fair value of all derivatives on our balance sheet. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. At December 31, 2005, net unrealized gains related to hedges included in Accumulated Other Comprehensive Gain (Loss), was $2.1 million. For 2006 and 2005, the income statement impact from interest rate hedges was an additional income of $1.8 million and $.2 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AutoNation, Inc.:

We have audited the consolidated financial statements of AutoNation, Inc. and subsidiaries (the Company) as listed in the Index at Item 8. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

February 27, 2007
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AutoNation, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A, that AutoNation, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as listed in the Index at Item 8, and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 27, 2007
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52.2	$245.7
Receivables, net	813.7	775.0
Inventory	2,361.4	2,584.6
Other current assets	158.5	334.8

Total Current Assets	3,385.8	3,940.1
PROPERTY AND EQUIPMENT, NET	1,929.6	1,785.9
GOODWILL, NET	2,799.7	2,716.5
OTHER INTANGIBLE ASSETS, NET	317.2	228.1
OTHER ASSETS	174.7	153.9

Total Assets	$8,607.0	$8,824.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$2,031.1	$2,343.5
Vehicle floorplan payable — non-trade	233.9	102.2
Accounts payable	212.4	209.1
Notes payable and current maturities of long-term obligations	13.6	40.6
Other current liabilities	539.5	716.8

Total Current Liabilities	3,030.5	3,412.2
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,557.9	484.4
DEFERRED INCOME TAXES	225.4	186.2
OTHER LIABILITIES	80.5	72.2
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 223,562,149 and 273,562,137 shares issued, respectively, including shares held in treasury	2.2	2.7
Additional paid-in capital	1,092.0	2,201.0
Retained earnings	2,989.4	2,672.5
Accumulated other comprehensive income (loss)	(.4)	1.8
Treasury stock, at cost; 16,809,630 and 11,329,650 shares held, respectively	(370.5)	(208.5)

Total Shareholders’ Equity	3,712.7	4,669.5

Total Liabilities and Shareholders’ Equity	$8,607.0	$8,824.5

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31,
(In millions, except per share data)

	2006	2005	2004

Revenue:
New vehicle	$11,163.0	$11,224.0	$11,258.0
Used vehicle	4,518.1	4,315.0	4,102.6
Parts and service	2,600.4	2,508.5	2,366.9
Finance and insurance, net	634.3	601.0	590.8
Other	72.8	81.0	82.2

TOTAL REVENUE	18,988.6	18,729.5	18,400.5

Cost of Sales:
New vehicle	10,345.8	10,407.3	10,448.7
Used vehicle	4,109.0	3,896.2	3,718.5
Parts and service	1,459.0	1,408.5	1,330.2
Other	30.4	33.4	35.6

TOTAL COST OF SALES	15,944.2	15,745.4	15,533.0

Gross Profit:
New vehicle	817.2	816.7	809.3
Used vehicle	409.1	418.8	384.1
Parts and service	1,141.4	1,100.0	1,036.7
Finance and insurance	634.3	601.0	590.8
Other	42.4	47.6	46.6

TOTAL GROSS PROFIT	3,044.4	2,984.1	2,867.5

Selling, general & administrative expenses	2,165.0	2,100.9	2,029.8
Depreciation and amortization	82.9	78.4	79.2
Other expenses (income), net	(.1)	.8	4.0

OPERATING INCOME	796.6	804.0	754.5
Floorplan interest expense	(142.0)	(105.5)	(74.7)
Other interest expense	(90.9)	(63.3)	(76.3)
Other interest expense — senior note repurchases	(34.5)	(17.4)	(.6)
Interest income	8.3	7.5	3.5
Other gains (losses), net	4.6	(.1)	(5.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	542.1	625.2	601.3
PROVISION FOR INCOME TAXES	210.7	228.3	208.4

NET INCOME FROM CONTINUING OPERATIONS	331.4	396.9	392.9
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(14.5)	99.6	40.7

NET INCOME	$316.9	$496.5	$433.6

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.47	$1.51	$1.47
Discontinued operations	$(.06)	$.38	$.15
Net income	$1.41	$1.89	$1.63
Weighted average common shares outstanding	225.2	262.7	266.7
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.45	$1.48	$1.44
Discontinued operations	$(.06)	$.37	$.15
Net income	$1.38	$1.85	$1.59
Weighted average common shares outstanding	229.3	268.0	272.5
COMMON SHARES OUTSTANDING, net of treasury stock	206.8	262.2	264.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(In millions, except share data)

					Accumulated
					Other
					Compre-
			Additional		hensive		Compre-
	Common Stock		Paid-In	Retained	Income	Treasury	hensive
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Income

BALANCE AT DECEMBER 31, 2003	293,562,137	$2.9	$2,581.0	$1,742.4	$(3.2)	$(373.4)

Comprehensive income:
Net income	—	—	—	433.6	—	—	$433.6
Other comprehensive income:
Unrealized gains on cash flow hedges, restricted investments and marketable securities	—	—	—	—	1.7	—	1.7

Comprehensive income	—	—	—	—	—	—	$435.3

Purchases of treasury stock	—	—	—	—	—	(236.8)
Treasury stock cancellation	(20,000,000)	(.2)	(318.2)	—	—	318.4
Exercise of stock options, including income tax benefit of $20.7	—	—	(22.8)	—	—	137.7

BALANCE AT DECEMBER 31, 2004	273,562,137	2.7	2,240.0	2,176.0	(1.5)	(154.1)

Comprehensive income:
Net income	—	—	—	496.5	—	—	$496.5
Other comprehensive income:
Unrealized gains on cash flow hedges, restricted investments and marketable securities	—	—	—	—	3.3	—	3.3

Comprehensive income	—	—	—	—	—	—	$499.8

Purchases of treasury stock	—	—	—	—	—	(237.1)
Exercise of stock options, including income tax benefit of $30.9	—	—	(39.0)	—	—	182.7

BALANCE AT DECEMBER 31, 2005	273,562,137	2.7	2,201.0	2,672.5	1.8	(208.5)

Comprehensive income:
Net income	—	—	—	316.9	—	—	$316.9
Other comprehensive income:
Unrealized losses on cash flow hedges, restricted investments and marketable securities	—	—	—	—	(2.2)	—	(2.2)

Comprehensive income	—	—	—	—	—	—	$314.7

Purchases of treasury stock	—	—	—	—	—	(1,380.6)
Treasury stock cancellation	(50,000,000)	(.5)	(1,100.0)	—	—	1,100.5
Other	12	—	.2	—	—	—
Stock option expense	—	—	15.2	—	—	—
Exercise of stock options, including income tax benefit of $18.0	—	—	(24.4)	—	—	118.1

BALANCE AT DECEMBER 31, 2006	223,562,149	$2.2	$1,092.0	$2,989.4	$(.4)	$(370.5)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2006	2005	2004

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$316.9	$496.5	$433.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) on discontinued operations	14.5	(99.6)	(40.7)
Depreciation and amortization	82.9	78.4	79.2
Amortization of debt issue costs and discounts	3.7	7.7	6.6
Stock option expense	15.2	—	—
Interest expense on senior note repurchase	34.5	12.9	.5
Income taxes	206.4	196.9	160.7
Other	(3.7)	(.2)	4.7
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	(4.2)	(80.2)	(10.8)
Inventory	268.5	(125.4)	217.1
Other assets	(14.0)	42.4	(8.8)
Vehicle floorplan payable-trade, net	(325.8)	77.9	(74.6)
Accounts payable	2.9	36.9	5.9
IRS settlement payment	—	—	(128.9)
Other liabilities	(294.2)	(61.1)	(59.1)

Net cash provided by continuing operations	303.6	583.1	585.4
Net cash provided by (used in) discontinued operations	(4.5)	(3.3)	(23.4)

Net cash provided by operating activities	299.1	579.8	562.0

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buy-outs	(170.2)	(130.9)	(132.4)
Property operating lease buy-outs	(5.9)	(10.3)	(77.7)
Proceeds from the sale of property and equipment	1.4	.6	2.8
Proceeds from the disposal of property held for sale	6.5	33.4	37.9
Cash used in business acquisitions, net of cash acquired	(166.7)	(15.9)	(197.9)
Net change in restricted cash	(3.9)	31.0	13.2
Purchases of restricted investments	(6.5)	(23.9)	(17.8)
Proceeds from the sales of restricted investments	13.4	13.4	22.6
Cash received from business divestitures, net of cash relinquished	24.0	55.0	19.4
Other	(.1)	(.2)	(.5)

Net cash used in continuing operations	(308.0)	(47.8)	(330.4)
Net cash provided by (used in) discontinued operations	(.6)	6.0	.4

Net cash used in investing activities	(308.6)	(41.8)	(330.0)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(1,380.6)	(237.1)	(236.8)
Proceeds from senior unsecured notes issued	600.0	—	—
Proceeds from term loan facility	600.0	—	—
Proceeds from revolving credit facility	1,039.0	—	—
Payment of revolving credit facility	(844.0)	—	—
Repurchase of 9% senior unsecured notes	(334.2)	(136.0)	(3.9)
Net proceeds (payments) of vehicle floor plan-non-trade	96.9	24.4	(143.1)
Payments of mortgage facilities	(37.7)	(164.4)	(11.7)
Proceeds (payments) of notes payable and long-term debt	(3.4)	(1.3)	1.6
Proceeds from the exercise of stock options	75.7	112.8	94.2
Tax benefit from stock options	18.0	—	—
Other	(16.6)	—	.2

Net cash used in continuing operations	(186.9)	(401.6)	(299.5)
Net cash provided by (used in) discontinued operations	2.9	(1.5)	(1.0)

Net cash used in financing activities	(184.0)	(403.1)	(300.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(193.5)	134.9	(68.5)
CASH AND CASH EQUIVALENTS at beginning of period	245.7	110.8	179.3

CASH AND CASH EQUIVALENTS at end of period	$52.2	$245.7	$110.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

AutoNation, Inc. (the “Company”), through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2006, the Company owned and operated 331 new vehicle franchises from 257 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company in the accompanying Consolidated Financial Statements include allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to intangible long-lived assets and accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations and certain assumptions related to determining stock option compensation.

Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented.

Inventory

Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories and transportation expenses. Parts and accessories are valued at the lower of cost (first-in, first-out) or market.

Investments

Investments in marketable securities are included in Other Assets in the accompanying Consolidated Balance Sheets and relate to the Company’s insurance programs. Restricted investments, included in Other Assets, consist primarily of marketable corporate and government debt securities. Marketable securities include investments in debt and equity securities and are primarily classified as available for sale. Investments in debt securities include investment grade corporate bonds, government securities and other instruments with maturities ranging from 2007 to 2036. Marketable securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Company’s Consolidated Balance Sheets. Other-than-temporary declines in investment values are recorded as a component of Other Income (Expense), Net in the Company’s Consolidated Income Statements. Fair value is estimated based on quoted market prices.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, net

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Expenses (Income), Net in the Consolidated Income Statements.

Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The estimated useful lives are: five to forty years for buildings and improvements, and three to ten years for furniture, fixtures and equipment.

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

Goodwill and Other Intangible Assets, net

The Company accounts for acquisitions using the purchase method of accounting. Goodwill consists of the cost of acquired businesses in excess of the fair value of the net assets acquired. Additionally, other intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the Company’s intent to do so.

The Company’s principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. The Company generally expects its franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipates routine renewals of the agreements without substantial cost. The contractual terms of the Company’s franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases manufacturers have undertaken to renew such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. However, in general, the states in which the Company operates have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult for a manufacturer to terminate, or not renew, a franchise under these franchise laws, which were designed to protect dealers. In addition, in the Company’s experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. Accordingly, the Company believes that its franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives. Other intangibles are amortized using a straight-line method over their useful lives, generally ranging from three to sixteen years.

The Company has completed impairment tests as of June 30, 2006 and 2005 for goodwill and franchise rights assets. The goodwill test includes determining the fair value of the Company’s single reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. The test for franchise rights assets requires the comparisons of estimated fair value to its carrying value by store. No impairment charges resulted from the required impairment tests. Goodwill and franchise rights assets are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

Other assets consist of various items, net of applicable amortization, including, among other items, service loaner and rental vehicle inventory, net, investments in marketable securities, property held for sale, notes receivable, restricted assets and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense using the effective interest method through maturity.

At December 31, 2006 and 2005, the Company had $18.7 million and $22.0 million, respectively, of property held for sale.

Other Current Liabilities

Other Current Liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, finance and insurance chargeback liabilities, deferred revenue, accrued expenses, and customer deposits. Other Current Liabilities also includes other tax accruals, totaling $58.7 million and $54.5 million at December 31, 2006 and 2005, respectively. See Note 11, Income Taxes, of Notes to Consolidated Financial Statements for additional discussion of income taxes.

Employee Savings Plan

The Company offers a 401(k) plan to all of its employees and provides a matching contribution to certain employees that participate. The matching contribution expensed by the Company totaled $5.3 million, $5.8 million and $11.0 million in 2006, 2005 and 2004, respectively.

In 2005, the Company established a deferred compensation plan (the “Plan”) to provide certain employees with the opportunity to accumulate assets for retirement on a tax-deferred basis commencing in 2006. Participants in the Plan are allowed to defer a portion of their compensation and are 100% vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. The Company provides a matching contribution to participants in the Plan and may also make discretionary contributions. The total contributions expensed by the Company totaled $3.3 million in 2006. Matching contributions vest over two years from the effective date of the employer’s matching contribution and discretionary contributions vest three years after the effective date of the discretionary contribution. Certain participants in the Plan are not eligible for matching contributions to the Company’s 401(k) plan. The balances due to participants in the Plan were $10.2 million as of December 31, 2006, and are included in Other Liabilities in the accompanying Consolidated Balance Sheet.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS No. 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005. As of January 1, 2006, the Company adopted SFAS No. 123R and related interpretive guidance issued by the FASB and the SEC using the modified prospective transition method. Under the modified prospective transition method, SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. Accordingly, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

Prior to January 1, 2006, the Company applied APB 25 in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed. The Company’s pro forma net income and pro forma earnings per share that would have been reported if the fair value method had been applied to all awards were as follows for 2005 and 2004:

	2005	2004

Net income, as reported	$496.5	$433.6
Pro forma stock-based compensation cost, net of taxes	(9.3)	(10.5)

Pro forma net income	$487.2	$423.1

Basic earnings per share, as reported	$1.89	$1.63
Pro forma stock-based compensation cost	$(.04)	$(.04)
Pro forma basic earnings per share	$1.85	$1.59
Diluted earnings per share, as reported	$1.85	$1.59
Pro forma stock-based compensation cost	$(.03)	$(.04)
Pro forma diluted earnings per share	$1.82	$1.55
Risk-free interest rate	3.69-4.10%	3.12-3.93%
Expected dividend yield	—	—
Expected term	5 years	5 years
Expected volatility	33%	37%

Derivative Financial Instruments

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

During 2006, the Company had $800.0 million of interest rate hedge instruments (cash flow hedges) mature, consisting of $200.0 million in swaps, which effectively locked in a LIBOR-based rate of 3.0%, and $600 million in collars that capped floating rates to a maximum LIBOR-based rate no greater than 2.4%. The Company held no derivative contracts as of December 31, 2006.

At December 31, 2005 and 2004, net unrealized losses, net of income taxes, related to hedges included in Accumulated Other Comprehensive Income (Loss) were $2.1 million and $(1.5) million, respectively. For the years ended December 31, 2006, 2005 and 2004, the income statement impact from interest rate hedges was an additional income (expense) of $1.8 million, $.2 million and $(2.9) million, respectively. At December 31, 2005 and 2004, all of the Company’s derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company sells and receives a commission, which is recognized upon sale, on the following types of products: extended warranties, guaranteed auto protection (“GAP,” which covers the shortfall between loan balance and insurance payoff), credit insurance, lease “wear and tear” insurance and theft protection products. The products the Company offers include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to the Company’s arrangements with these third-party providers, it primarily sells the products on a straight commission basis; however, it may sell the product, recognize commission and participate in future profit pursuant to retrospective commission arrangements, which are recognized as earned over the life of the policies. Certain commissions earned from the sales of finance, insurance and other protection products are subject to chargebacks should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of F&I products is recorded in the period in which the related revenue is recognized. Chargeback liabilities were $70.1 million and $67.7 million at December 31, 2006 and 2005, respectively.

Advertising

The Company expenses the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers’ program, which is typically after the Company has incurred the corresponding advertising expenses. Advertising expense, net of allowances was $221.7 million, $206.2 million and $202.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Advertising allowances from manufacturers were $34.2 million, $43.1 million and $47.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of dilutive options.

New Accounting Pronouncements

As of January 1, 2006, the Company adopted SFAS No. 123R and related interpretive guidance. See “Stock Options” section of Note 1 of Notes to the Consolidated Financial Statements for additional discussion.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (EITF 06-3), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s Consolidated Financial Statements as the Company’s policy is to exclude all such taxes from revenue.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 and does not expect the adoption of FIN 48 will have a material impact on its Consolidated Financial Statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB No. 108 is effective for the Company for the fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s Consolidated Financial Statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2006	2005

Trade receivables	$91.2	$94.5
Manufacturer receivables	161.4	172.4
Other	102.8	96.5

	355.4	363.4
Less: Allowances	(6.1)	(6.6)

	349.3	356.8
Contracts-in-transit and vehicle receivables	435.5	418.2
Income tax refundable (See Note 11)	28.9	—

Receivables, net	$813.7	$775.0

Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory at December 31 are as follows:

	2006	2005

New vehicles	$1,902.0	$2,118.2
Used vehicles	306.0	318.8
Parts, accessories and other	153.4	147.6

	$2,361.4	$2,584.6

At December 31, 2006 and 2005, vehicle floorplan payable-trade totaled $2.0 billion and $2.3 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade totaled $233.9 million and $102.2 million, at December 31, 2006 and 2005, respectively, and represents amounts borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. On November 30, 2006, General Motors (“GM”) completed the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. GMAC will remain the exclusive provider of GM-sponsored auto finance programs and is expected to continue to provide GM dealers and their customers with the same financial products and services under the same arrangements with the Company as before the sale. As a result of this sale, the Company has treated new vehicles financed after the change in GMAC ownership control (totaling $139.3 million at December 31, 2006) as vehicle floorplan-non-trade. Vehicles financed by GMAC prior to this transaction (totaling $281.2 million at December 31, 2006) continue to be classified as floorplan-trade. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan-non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.

All Company floorplan facilities, which utilize LIBOR-based interest rates, averaged 6.2% and 4.6% for 2006 and 2005, respectively. Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. The Company’s manufacturer agreements generally require that the manufacturer have the ability to draft against

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain operational covenants. At December 31, 2006, the Company was in compliance with such covenants in all material respects. At December 31, 2006, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.6 billion, of which $2.3 billion total was outstanding.

4.  PROPERTY AND EQUIPMENT, NET

A summary of property and equipment, net, at December 31 is as follows:

	2006	2005

Land	$842.2	$737.6
Buildings and improvements	1,165.1	1,082.1
Furniture, fixtures and equipment	462.5	425.4

	2,469.8	2,245.1
Less: accumulated depreciation and amortization	(540.2)	(459.2)

	$1,929.6	$1,785.9

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, at December 31 consist of the following:

	2006	2005

Goodwill	$3,065.5	$2,982.3
Less: accumulated amortization	(265.8)	(265.8)

Goodwill, net	2,799.7	2,716.5

Franchise rights — indefinite-lived	312.4	224.4
Other intangibles	7.9	6.2

	320.3	230.6
Less: accumulated amortization	(3.1)	(2.5)

Other intangible assets, net	$317.2	$228.1

Goodwill and franchise rights-indefinite-lived are not amortized. Goodwill was amortized until January 1, 2002 when the Company adopted provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Other intangibles are amortized primarily over three to sixteen years using a straight-line method.

6.	INSURANCE

Under self-insurance programs, the Company retains various levels of aggregate loss limits, per claim deductibles and claims handling expenses as part of its various insurance programs, including property and casualty, employee medical benefits and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third party insurance carriers. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005 current insurance accruals were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance accruals were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2006	2005

Insurance accruals — current portion	$41.2	$43.2
Insurance accruals — long-term portion	47.1	44.4

Total insurance accruals	$88.3	$87.6

7.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt at December 31 are as follows:

	2006	2005

Floating rate senior unsecured notes	$300.0	$—
7% senior unsecured notes	300.0	—
Term loan facility	600.0	—
Revolving credit facility	195.0	—
9% senior unsecured notes, net of unamortized discount of $1.8 million at December 31, 2005	14.1	321.7
Mortgage facility	116.0	153.7
Other debt	46.4	49.6

	1,571.5	525.0
Less: current maturities	(13.6)	(40.6)

Long-term debt, net of current maturities	$1,557.9	$484.4

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

In connection with the issuance of the new senior unsecured notes, the Company amended its existing credit agreement to provide: (1) a $675.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus .80%, and (2) a $600.0 million term loan facility that bears interest at a rate equal to LIBOR plus 1.25%. In December 2006, the borrowing capacity of the revolving credit facility was increased to $700.0 million under the amended credit agreement. The amended credit agreement, which includes the new term loan facility, terminates on July 14, 2010, and is guaranteed by substantially all of the Company’s subsidiaries. The credit spread charged for the revolving credit facility is impacted by the Company’s senior unsecured credit ratings. The Company has negotiated a letter of credit sublimit as part of its revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $92.3 million at December 31, 2006.

The proceeds of the new senior unsecured notes and term loan facility, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of the Company’s common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to the Company’s equity tender offer, (2) purchase $309.4 million aggregate principal of the Company’s 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to the Company’s debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium and other financing costs related to the Company’s debt tender offer was expensed during 2006.

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

During 2005 and 2004, the Company repurchased $123.1 million and $3.4 million (face value) of its 9.0% senior unsecured notes at an average price of 110.5% and 114.3% of face value or $136.0 million and $3.9 million, respectively. The premium paid and financing costs of $17.4 million and $.6 million, respectively, were recognized as Other Interest Expense — Senior Note Repurchases in the accompanying 2005 and 2004 Consolidated Income Statements.

At December 31, 2006, the Company had $116.0 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The facility, which utilizes LIBOR-based interest rates, averaged 6.4% and 5.2% for 2006 and 2005, respectively. The mortgage facility is secured by mortgages on certain of the Company’s store properties.

The Company’s new senior unsecured notes, amended credit agreement and mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets and merge or consolidate with other entities. The indenture for the Company’s new senior unsecured notes restricts the Company’s ability to make payments in connection with share repurchases, dividends, debt retirement, investments and similar matters to a cumulative aggregate amount that is limited to $500 million plus 50% of the Company’s cumulative consolidated net income (as defined in the indenture), subject to certain exceptions and conditions set forth in the indenture. The amended credit agreement requires the Company to meet certain financial ratios, including financial covenants, as defined, requiring the maintenance of a maximum consolidated cash flow leverage ratio, as defined, (2.75 times) and a maximum capitalization ratio (65%), as defined. In addition, the indenture for the new senior unsecured notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage. In the event that the Company were to default in the observance or performance of any of the financial covenants in the amended credit agreement or mortgage facility and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facilities and declare all outstanding obligations under such facilities immediately payable. The Company’s amended credit agreement, the indenture for the Company’s new senior unsecured notes, vehicle floorplan payable facilities and mortgage facility have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. In connection with the issuance of the new senior unsecured notes, in November 2006, the Company completed an exchange offer registered with the SEC pursuant to which the senior unsecured notes were exchanged for substantially similar new notes that are not subject to certain transfer restrictions. As of December 31, 2006, the Company was in compliance with the requirements of all applicable financial and operating covenants.

The Company’s senior unsecured notes and borrowings under the amended credit agreement are guaranteed by substantially all of the Company’s subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event of a downgrade in the Company’s credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur. Certain covenants in the indenture for the new senior unsecured notes would be eliminated with an upgrade of the Company’s new senior unsecured notes to investment grade by either Standard & Poor’s or Moody’s Investors Services.

During 2000, the Company entered into a sale-leaseback transaction involving its corporate headquarters facility that resulted in net proceeds of approximately $52.1 million. This transaction was accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The Company has the option to renew the lease at the end of the ten-year lease term subject to certain conditions. The gain on this transaction has been deferred and will be recognized at the end of the lease term, including renewals. At December 31, 2006 and 2005, the remaining obligation related to this transaction of $42.8 million and $44.9 million, respectively, is included in Other Debt in the above table.

At December 31, 2006, aggregate maturities of notes payable and long-term debt, excluding vehicle floorplan payable, were as follows:

Year Ending December 31:
2007	$13.6
2008	104.0
2009	21.9
2010	830.6
2011	1.4
Thereafter	600.0

$1,571.5

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business, including litigation with customers, employment related lawsuits, class actions, purported class actions and actions brought by governmental authorities.

Many of the Company’s Texas dealership subsidiaries had been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and approximately 700 new vehicle stores in Texas that are members of the TADA. The three actions allege that, since January 1994, Texas dealers deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws as well. In February 2005, the Company and the plaintiffs in all three of the cases agreed to settlement terms. The state court granted final approval of the settlement on August 14, 2006. The Company has been dismissed from the state court actions and the federal court action. The anticipated expense of the settlement is not material and includes the Company’s stores issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances and paying attorneys’ fees and certain costs. Under the terms of the settlement, the Company’s stores are permitted to continue to itemize and pass through to the customer the cost of the vehicle inventory tax.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company leases real property, equipment and software under various operating leases most of which have terms from one to twenty years. The Company accounts for leases under SFAS No. 13, “Accounting for Leases”, and other related authoritative literature.

Expenses under real property, equipment and software leases were $60.7 million, $59.8 million and $56.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The leases require payment of real estate taxes, insurance and common area maintenance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property, equipment and software leases with initial terms in excess of one year at December 31, 2006 are as follows:

Year Ending December 31:
2007	$60.7
2008	54.7
2009	47.7
2010	41.2
2011	36.9
Thereafter	263.5

504.7
Less: sublease rentals	(14.0)

$490.7

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

From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these leases are approximately $80 million at December 31, 2006. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

At December 31, 2006, surety bonds, letters of credit and cash deposits totaled $124.9 million, including $92.3 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit.

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

9.	SHAREHOLDERS’ EQUITY

A summary of yearly repurchase activity follows:

	Shares	Aggregate
Year Ended December 31:	Repurchased	Purchase Price

2006	61.2	$1,380.6
2005	11.8	$237.1
2004	14.1	$236.8

As discussed in Note 7 to the Notes to the Consolidated Financial Statements, the Company purchased 50 million shares of its common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to an equity tender offer in April 2006. After the completion of the equity tender offer, the Company repurchased an additional 11.2 million shares of its common stock for a purchase price of $228.9 million during the remainder of 2006, for a total of 61.2 million shares repurchased for an aggregate purchase price of $1.38 billion in 2006. There is approximately $92.4 million available for share repurchases authorized by the Company’s Board of Directors as of December 31, 2006. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes.

In 2006 and 2004, the Company’s Board of Directors authorized the retirement of 50 million and 20 million treasury shares, respectively, which assumed the status of authorized but unissued shares. This had the effect of reducing treasury stock and issued common stock, which includes treasury stock. The Company’s outstanding common stock, net of treasury stock, was not impacted by the treasury share retirements. The Company’s common stock, additional paid-in capital and treasury stock accounts have been adjusted accordingly. There was no impact to shareholders’ equity.

The Company has 5 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

During 2006, 2005 and 2004, proceeds from the exercise of stock options were $75.7 million, $112.8 million and $94.2 million, respectively.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCK OPTIONS

During 2006, the Company recorded $15.2 million ($9.3 million on an after-tax basis) of compensation expense (included in Selling, General and Administrative Expenses in the 2006 Consolidated Income Statement) attributable to stock options granted or vested subsequent to December 31, 2005.

The Company uses the Black-Scholes valuation model to determine compensation expense and amortizes compensation expense over the requisite service period of the grants on a straight-line basis. The following table summarizes the assumptions used:

Risk-free interest rate	2.99% - 5.16%
Expected dividend yield	—
Expected term	4 – 7 years
Expected volatility	32% – 40%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility and other factors impacting the Company, including the debt and equity tender offers discussed in Notes 7 and 9 to the Notes to the Consolidated Financial Statements.

The following table summarizes stock option activity during 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in millions)	Price	(Years)	(in millions)

Options outstanding at beginning of year	28.0	$16.39
Granted	2.2	$20.20
Exercised	(5.7)	$13.24
Forfeited	(.6)	$18.91
Expired	(1.4)	$24.14

Options outstanding at end of year	22.5	$17.01	4.1	$97.0

Options exercisable at end of year	17.5	$16.27	2.8	$88.4
Options available for future grants	14.2

The weighted average grant-date fair value of stock options granted during 2006, 2005 and 2004 was $8.21, $7.74 and $5.88, respectively. The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $47.5 million, $84.9 million and $54.0 million, respectively.

A summary of non-vested stock option transactions is as follows for 2006:

		Weighted-Average
	Shares	Granted-Date Fair
	(in millions)	Value (per share)

Nonvested at beginning of period	6.0	$6.67
Granted	2.0	$8.18
Vested	(2.4)	$6.23
Forfeited	(.6)	$6.98

Nonvested at end of period	5.0	$7.44

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, there was $27.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of four years. The total fair value of shares vested during 2006 was $14.7 million.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of common stock options as operating cash flows in the Company’s Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, tax benefits from the exercise of stock options of $18.0 million are reported as financing cash flows in 2006.

11.	INCOME TAXES

The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2006	2005	2004

Current:
Federal	$165.7	$180.7	$147.3
State	26.9	31.7	23.6
Federal and state deferred	19.7	30.4	63.3
Change in valuation allowance, net	(2.3)	2.1	.5
Adjustments and settlements, net	.7	(16.6)	(26.3)

Provision for income taxes	$210.7	$228.3	$208.4

A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate to the Company’s provision for income taxes from continuing operations for the years ended December 31 is as follows:

	2006	%	2005	%	2004	%

Provision for income taxes at statutory rate of 35%	$189.7	35.0	$218.8	35.0	$210.5	35.0
Non-deductible expenses	3.2	.6	2.3	.4	2.1	.4
State income taxes, net of federal benefit	19.4	3.6	21.7	3.5	21.6	3.6

	212.3	39.2	242.8	38.9	234.2	39.0
Change in valuation allowance, net	(2.3)	(.4)	2.1	.3	.5	.1
Adjustments and settlements, net	.7	.1	(16.6)	(2.7)	(26.3)	(4.4)

Provision for income taxes	$210.7	38.9	$228.3	36.5	$208.4	34.7

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax asset and liability components at December 31 are as follows:

	2006	2005

Deferred income tax assets:
Inventory	$(8.3)	$(8.9)
Receivable reserves	(5.6)	(5.4)
Warranty, chargeback and self-insurance liabilities	(58.0)	(57.1)
Other accrued liabilities	(31.0)	(28.3)
Other, net	(31.4)	(22.6)
Loss carryforwards — Federal and State	(17.2)	(20.2)

	(151.5)	(142.5)

Valuation allowances	12.3	14.8
Deferred income tax liabilities:
Long-lived assets (intangibles and property)	283.7	232.4
Other, net	6.1	5.1

	289.8	237.5

Net deferred income tax (assets) liabilities	$150.6	$109.8

At December 31, 2006 and 2005, current deferred income tax assets of $74.8 million and $76.4 million, respectively, are classified as Other Current Assets in the accompanying Consolidated Balance Sheets.

At December 31, 2006, income taxes refundable included in Accounts Receivable totaled $28.9 million. At December 31, 2005, income taxes payable included in Other Current Liabilities totaled $88.5 million.

At December 31, 2006, the Company had $6.6 million of federal capital loss carryforwards in addition to gross domestic state net operating loss carryforwards and capital loss carryforwards totaling approximately $334.7 million (representing a deferred tax asset of $17.2 million), which expire from 2007 through 2027. At December 31, 2006, the Company had $12.3 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the purchase method of accounting.

In March 2003, the Company entered into a settlement agreement with the IRS with respect to the tax treatment of certain transactions the Company entered into in 1997 and 1999. In 2004, the Company paid the remaining balance due related to the IRS settlement totaling $128.9 million, including accrued interest.

During 2005 and 2004, the Company recorded net income tax benefits to the provision for income taxes totaling $14.5 million and $25.8 million, respectively, primarily related to the resolution of various income tax matters. The Company also recognized income of $110.0 million and $52.2 million included in Discontinued Operations in 2005 and 2004, respectively, related to the settlement of various income tax matters.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities at December 31, 2006 and 2005 are $58.7 million and $54.5 million, respectively, provided by the Company for these matters.

12.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

	2006	2005	2004

Weighted average shares outstanding used to calculate basic earnings per share	225.2	262.7	266.7
Effect of dilutive options	4.1	5.3	5.8

Weighted average common and common equivalent shares used to calculate diluted earnings per share	229.3	268.0	272.5

As discussed in Note 7 of the Notes to Consolidated Financial Statements, in April 2006 the Company repurchased 50 million shares of its common stock pursuant to an equity tender offer. As of December 31, 2006, the Company had employee stock options outstanding of 22.5 million of which 5.5 million have been excluded from the computation of diluted earnings per share since they are anti-dilutive. As of December 31, 2005 and 2004, outstanding employee stock options totaling 7.2 million and 9.3 million, respectively, have been excluded since they were anti-dilutive.

13.	DISCONTINUED OPERATIONS

Discontinued operations are related to stores that were sold, that the Company has entered into an agreement to sell, or for which the Company otherwise deems a proposed sales transaction to be probable, with no material changes expected. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement. The accompanying Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Also included in results from discontinued operations in 2005 and 2004 is income from an income tax adjustment related to items previously reported in discontinued operations. Selected income statement data for the Company’s discontinued operations is as follows:

	2006	2005	2004

Total revenue	$325.8	$738.5	$1,333.6

Pre-tax loss from discontinued operations	$(10.4)	$(14.2)	$(4.8)
Pre-tax loss on disposal of discontinued operations	(6.6)	(6.3)	(7.5)

	(17.0)	(20.5)	(12.3)
Income tax benefit	(2.5)	(10.1)	(0.8)

	(14.5)	(10.4)	(11.5)
Income tax adjustment (see Note 11)	—	110.0	52.2

Income (loss) from discontinued operations, net of income taxes	$(14.5)	$99.6	$40.7

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	December 31,	December 31,
	2006	2005

Inventory	$21.3	$109.5
Other current assets	7.5	30.8
Property and equipment, net	4.0	63.9
Goodwill	4.0	19.1
Other non-current assets	.2	1.3

Total assets	$37.0	$224.6

Vehicle floorplan payable-trade	$14.7	$102.3
Vehicle floorplan payable-non-trade	4.8	1.9
Other current liabilities	6.2	16.2

Total liabilities	$25.7	$120.4

Responsibility for the Company’s vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

14.	OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:

	2006			2005			2004
	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Unrealized gains (losses) on cash flow hedges, restricted investments and marketable securities	$(3.6)	$1.4	$(2.2)	$5.0	$(1.7)	$3.3	$2.6	$(.9)	$1.7

The accumulated other comprehensive loss in the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) is $(.4) million, $1.8 million and $(1.5) million at December 31, 2006, 2005 and 2004, respectively.

15.	ACQUISITIONS

The Company acquired various automotive retail franchises and related assets during the years ended December 31, 2006, 2005 and 2004. The Company paid approximately $166.5 million, $6.0 million and $194.6 million, respectively, in cash during 2006, 2005 and 2004 for automotive retail acquisitions. The Company also paid $.2 million, $9.9 million and $3.3 million during 2006, 2005 and 2004, respectively, in deferred purchase price for certain prior year automotive retail acquisitions. During 2006, 2005 and 2004, the Company acquired five, two and eight automobile retail franchises and other related assets, respectively. At December 31, 2006 and 2005, the Company had accrued approximately $4.2 million and $1.0 million, respectively, of deferred purchase price due to former owners of acquired businesses, which is included in Other Current Liabilities.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase price allocations for 2006 are tentative and subject to final adjustment due to their closing date. Purchase price allocations for business combinations accounted for under the purchase method of accounting related to continuing operations for the years ended December 31 were as follows:

	2006	2005	2004

Accounts receivable	$5.6	$—	$1.4
Inventory	45.3	6.5	51.5
Property and equipment	7.1	.1	48.3
Goodwill	81.3	2.5	55.2
Franchise rights — indefinite lived	88.0	3.9	78.1
Other intangibles subject to amortization	1.7	—	.4
Other assets	11.5	.1	10.5
Vehicle floorplan payable-trade	(13.4)	(6.5)	(33.6)
Vehicle floorplan payable-non-trade	(34.8)	—	(3.0)
Other liabilities	(25.8)	(.6)	(14.2)

	166.5	6.0	194.6
Cash paid in deferred purchase price	.2	9.9	3.3

Cash used in business acquisitions, net of cash acquired	$166.7	$15.9	$197.9

Responsibility for the vehicle floorplan payable is assumed by the Company in acquisition transactions. Typically, the Company refinances the vehicle floorplan payable, in which case the initial refinancing is accounted for as a vehicle floorplan payable-non-trade. The Company anticipates that all of the goodwill recorded in 2006, 2005 and 2004 will be deductible for federal income tax purposes.

The Company’s unaudited pro forma consolidated results of continuing operations assuming 2006 and 2005 acquisitions had occurred at January 1, 2005 are as follows for the years ended December 31:

	2006	2005

Revenue	$19,160.4	$19,084.0
Net income	$320.5	$504.4
Diluted earnings per share	$1.40	$1.88

The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of each period presented.

16.	RELATED PARTY TRANSACTIONS

It is the Company’s policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to the Company than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party. There were no material transactions with related parties in the years ended December 31, 2006, 2005 or 2004.

17.	CASH FLOW INFORMATION

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company made interest payments of approximately $240.6 million, $187.2 million and $152.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, including interest on vehicle inventory financing. The Company made income tax payments of approximately $278.3 million, $43.4 million and $253.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The tax payments for 2004 include prepayments of the IRS settlement totaling $128.9 million as further discussed in Note 11, Income Taxes, of Notes to Consolidated Financial Statements. In February 2006, the Company made estimated state tax and federal tax payments totaling approximately $100 million, primarily related to provisions for the third and fourth quarter of 2005.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, trade and manufacturer receivables, other current assets, vehicle floorplan payable, accounts payable, other current liabilities and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

•	Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Company’s Consolidated Balance Sheets. At December 31, 2006 and 2005, the carrying amount and fair value of the Company’s investments in marketable securities totaled $27.3 million and $33.5 million, respectively.

•	Fixed rate debt: The fair value of fixed rate debt is based on borrowing rates currently available to the Company for debt with similar terms and maturities. At December 31, 2006 and 2005, the carrying amounts of the Company’s fixed rate debt primarily consisting of amounts outstanding under the Company’s senior unsecured notes, totaled $360.5 million and $371.3 million, respectively, with a fair value of $363.4 million and $398.5 million, respectively.

19.	BUSINESS AND CREDIT CONCENTRATIONS

The Company owns and operates franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. At December 31, 2006 and 2005, the Company had receivables from manufacturers or distributors of $161.4 million and $172.4 million, respectively. Additionally, a large portion of the Company’s Contracts-in-Transit included in Accounts Receivable are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to the Company’s new and used vehicle customers.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which the Company’s products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2006, the Company does not consider itself to have any significant non-manufacturer concentrations of credit risk.

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

The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2006 and 2005:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2006	$4,611.9	$4,959.1	$4,944.5	$4,473.1
	2005	$4,430.6	$4,878.6	$5,041.9	$4,378.4
Gross profit	2006	$761.1	$792.3	$780.3	$710.7
	2005	$726.5	$762.5	$785.2	$709.9
Operating income	2006	$202.5	$212.5	$204.2	$177.4
	2005	$197.7	$209.3	$218.3	$178.7
Income from continuing operations	2006	$162.4	$119.7	$141.5	$118.5
	2005	$142.2	$168.0	$180.0	$135.0
Net income(2)	2006	$87.2	$72.7	$81.8	$75.2
	2005	$97.0	$194.8	$129.4	$75.3
Basic earnings per share from continuing operations(1)(3)	2006	$.37	$.33	$.41	$.36
	2005	$.33	$.41	$.46	$.31
Diluted earnings per share from continuing operations(1)(3)	2006	$.37	$.33	$.40	$.35
	2005	$.33	$.40	$.45	$.31

(1)	Quarterly basic and diluted earnings per share from continuing operations may not equal total earnings per share for the year as reported in the Consolidated Income Statements due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.

(2)	Second quarter 2005 net income was impacted by a $95.7 million gain included in discontinued operations related to the resolution of various income tax matters.

(3)	Second, third and fourth quarter 2006 basic and diluted earnings per share from continuing operations were impacted by lower weighted average common shares outstanding resulting from the Company’s repurchase of common shares of stock. See Note 9 to Notes to Consolidated Financial Statements for additional information.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, for the periods indicated, the high and low prices per share of the Company’s Common Stock as reported by the New York Stock Exchange:

	High	Low

2006
Fourth Quarter	$21.52	$19.43
Third Quarter	$21.68	$18.95
Second Quarter	$22.94	$20.56
First Quarter	$22.90	$20.54
2005
Fourth Quarter	$22.84	$18.44
Third Quarter	$22.54	$19.57
Second Quarter	$21.69	$17.91
First Quarter	$20.05	$18.35

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations and certain accounts receivable). We have substantially implemented the core phase in 146 of our 257 stores as of December 31, 2006.

There was no change in our internal control over financial reporting during our last fiscal quarter identified in connection with the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm contained herein.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Item 10 (other than the information required by Item 401 of Regulation S-K with respect to our executive officers, which is set forth under Part I of this Annual Report on Form 10-K), Item 11, Item 12 Item 13 and Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which we will file no later than 120 days after December 31, 2006, and this information is incorporated herein by reference.

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

February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Jackson Michael J. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2007

/s/ Michael J. Short Michael J. Short	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/s/ J. Alexander McAllister J. Alexander McAllister	Vice President — Corporate Controller (Principal Accounting Officer)	February 27, 2007

/s/ Robert J. Brown Robert J. Brown	Director	February 27, 2007

/s/ Rick L. Burdick Rick L. Burdick	Director	February 27, 2007

/s/ William C. Crowley William C. Crowley	Director	February 27, 2007

/s/ Kim C. Goodman Kim C. Goodman	Director	February 27, 2007

/s/ Robert R. Grusky Robert R. Grusky	Director	February 27, 2007

/s/ Edward S. Lampert Edward S. Lampert	Director	February 27, 2007

Signature	Title	Date

/s/ Michael E. Maroone Michael E. Maroone	Director	February 27, 2007

/s/ Carlos A. Migoya Carlos A. Migoya	Director	February 27, 2007

/s/ Irene B. Rosenfeld Irene B. Rosenfeld	Director	February 27, 2007

EXHIBIT INDEX

Exhibits	Description of Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.2	Amended and Restated Bylaws of AutoNation, Inc. (incorporated by reference to Exhibit 3.2 to AutoNation’s Current Report on Form 8-K dated December 8, 2000).
4.1	Indenture, dated as of August 10, 2001 (the “Indenture”), relating to the issuance of $450.0 million aggregate principal amount of senior unsecured notes due 2008 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 (SEC 333-71098) filed on October 5, 2001).
4.2	Supplemental Indenture, dated as of November 8, 2002 amending the Indenture to increase by $400.0 million the Company’s capacity to make restricted payments under the terms of the Indenture, including payments for the repurchase of its common stock (incorporated by reference to Exhibit 4.2 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.3	Supplemental Indenture, dated as of April 30, 2002, amending the Indenture to update the list of the Company’s subsidiaries as guarantors thereunder. (incorporated by reference to Exhibit 4.2 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.4	Supplemental Indenture, dated as of March 29, 2004, amending the Indenture to update the list of the Company’s subsidiaries as guarantors thereunder (incorporated by reference to Exhibit 4.4 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.5	Supplemental Indenture, dated as of November 3, 2005, amending the Indenture to update the list of the Company’s subsidiaries as guarantors thereunder (incorporated by reference to Exhibit 4.5 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2005).
4.6*	Supplemental Indenture, dated as of April 5, 2006, amending the Indenture to remove substantially all of the restrictive covenants contained therein.
4.7	Indenture, dated April 12, 2006 (the “2006 Indenture”), relating to the issuance of $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014 (incorporated by reference to Exhibit 4.1 of AutoNation’s Form 8-K filed on April 28, 2006).
4.8	Supplemental Indenture, dated as of August 17, 2006, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder (incorporated by reference to Exhibit 4.7 of AutoNation’s Registration Statement on Form S-4 filed on August 29, 2006).
4.9	Form of floating rate senior unsecured notes due 2013 (included in Exhibit 4.7).
4.10	Form of 7% senior unsecured notes due 2014 (included in Exhibit 4.7).
4.11	First Amendment, dated April 12, 2006, to Five-year Credit Agreement dated July 14, 2005 (the “Credit Agreement”) amending and restating the Credit Agreement (incorporated by reference to Exhibit 10.1 of AutoNation’s Form 8-K filed on April 28, 2006).
4.12	Registration Rights Agreement dated April 12, 2006 between AutoNation, the Guarantors named therein and the Initial Purchasers named therein, relating to the $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014 (incorporated by reference to Exhibit 4.7 of AutoNation’s Registration Statement on Form S-4 filed on August 29, 2006).
4.13	AutoNation is a party to certain long-term debt agreements where the amount involved does not exceed 10% of AutoNation’s total assets. AutoNation agrees to furnish a copy of any such agreements to the Commission upon request.
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.2 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.2	AutoNation Enterprises Incorporated Amended and Restated 1995 Employee Stock Option Plan, as amended to date (incorporated by reference to Exhibit 10.3 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.3	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibits	Description of Exhibits

10.4*	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.
10.5*	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.
10.6	AutoNation, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit A to AutoNation’s Proxy Statement on Schedule 14A filed with the Commission on April 12, 2002).
10.7	AutoNation, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to AutoNation’s Form 8-K filed on November 23, 2005).
10.8	Employment Agreement dated December 30, 2004, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 3, 2005).
10.9	Amendment No. 1 dated March 25, 2005 to December 30, 2004 Employment Agreement with Michael J. Jackson (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on March 31, 2005).
10.10	Letter Agreement dated March 26, 1999 between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 of AutoNation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.11	Employment Agreement dated July 27, 2005, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.1 to AutoNation’s Form 8-K filed on July 27, 2005).
10.12	Letter Agreement dated April 18, 2000 between AutoNation, Inc. and Craig T. Monaghan, former Chief Financial Officer (incorporated by reference to Exhibit 10.6 to AutoNation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.13	Employment Letter dated December 27, 2006 between AutoNation, Inc. and Michael J. Short, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.1 to AutoNation’s Form 8-K filed on January 5, 2006).
10.14	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock option plans (incorporated by reference to Exhibit 10.12 to AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.15	Letter Agreement, dated March 6, 2006, regarding agreement by ESL Investments, Inc. and certain affiliated entities to tender all of their AutoNation shares in AutoNation’s cash tender offer to purchase up to 50 million shares of common stock (incorporated by reference to Exhibit 10.1 of AutoNation’s Form 8-K filed on March 7, 2006).
10.16	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 of AutoNation’s Annual Report on Form 10-Q for the quarter ended September 30, 2006 filed on October 27, 2006).
10.17*	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (adopted by AutoNation’s Board of Directors on February 5, 2007).
10.18*	AutoNation, Inc. Senior Executive Incentive Bonus Plan (adopted by AutoNation’s Board of Directors on February 5, 2007).
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer

*	Filed herewith

**	Furnished herewith

Exhibits 10.1 through 10.18 are management contracts or compensatory plans, contracts or arrangements.