Form 10-Q
period 2007-03-31
AUTONATION INC /FL
filed 2007-04-27
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ______________ to _______________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     On April 23, 2007 the registrant had 209,843,647 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42.8	$52.3
Receivables, net	658.4	807.9
Inventory	2,258.2	2,335.0
Other current assets	187.4	224.8

Total Current Assets	3,146.8	3,420.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $557.0 and $533.8, respectively	1,935.8	1,910.2
GOODWILL, NET	2,786.9	2,785.2
OTHER INTANGIBLE ASSETS, NET	316.7	317.2
OTHER ASSETS	179.7	174.4

Total Assets	$8,365.9	$8,607.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$1,735.2	$2,010.7
Vehicle floorplan payable — non-trade	313.5	230.8
Accounts payable	243.3	210.3
Notes payable and current maturities of long-term obligations	20.1	13.6
Other current liabilities	506.1	565.1

Total Current Liabilities	2,818.2	3,030.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,354.4	1,557.9
DEFERRED INCOME TAXES	208.7	225.4
OTHER LIABILITIES	153.9	80.5
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 223,562,149 shares issued in each period including shares held in treasury	2.2	2.2
Additional paid-in capital	1,068.4	1,092.0
Retained earnings (Note 6)	3,065.0	2,989.4
Accumulated other comprehensive income (loss)	(.2)	(.4)
Treasury stock, at cost; 13,820,289 and 16,809,630 shares held, respectively	(304.7)	(370.5)

Total Shareholders’ Equity	3,830.7	3,712.7

Total Liabilities and Shareholders’ Equity	$8,365.9	$8,607.0

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
New vehicle	$2,473.9	$2,638.4
Used vehicle	1,095.1	1,119.0
Parts and service	660.0	645.3
Finance and insurance, net	149.1	149.6
Other	17.2	18.8

TOTAL REVENUE	4,395.3	4,571.1

Cost of Sales:
New vehicle	2,294.0	2,441.4
Used vehicle	989.8	1,006.3
Parts and service	371.8	361.3
Other	6.6	7.8

TOTAL COST OF SALES	3,662.2	3,816.8

Gross Profit:
New vehicle	179.9	197.0
Used vehicle	105.3	112.7
Parts and service	288.2	284.0
Finance and insurance	149.1	149.6
Other	10.6	11.0

TOTAL GROSS PROFIT	733.1	754.3

Selling, general & administrative expenses	524.4	532.7
Depreciation and amortization	21.3	19.4

OPERATING INCOME	187.4	202.2
Floorplan interest expense	(32.8)	(31.2)
Other interest expense	(26.5)	(12.0)
Interest income	.9	3.5
Other gains, net	.2	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	129.2	162.5
PROVISION FOR INCOME TAXES	46.3	64.5

NET INCOME FROM CONTINUING OPERATIONS	82.9	98.0
Loss from discontinued operations, net of income taxes	(5.3)	(10.8)

NET INCOME	$77.6	$87.2

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$.40	$.37
Discontinued operations	$(.03)	$(.04)
Net income	$.37	$.33
Weighted average common shares outstanding	208.1	262.8
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$.39	$.37
Discontinued operations	$(.03)	$(.04)
Net income	$.37	$.33
Weighted average common shares outstanding	210.7	267.4
COMMON SHARES OUTSTANDING, net of treasury stock	209.7	264.5
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
			Additional		Compre-
	Common Stock		Paid-In	Retained	hensive	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2006	223,562,149	$2.2	$1,092.0	$2,989.4	$(.4)	$(370.5)	$3,712.7
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48 — Note 6)	—	—	—	(2.0)	—	—	(2.0)
Exercise of stock options, including income tax benefit of $13.4 million	—	—	(26.6)	—	—	116.1	89.5
Stock option expense	—	—	3.0	—	—	—	3.0
Other comprehensive income	—	—	—	—	.2	—	.2
Purchases of treasury stock	—	—	—	—	—	(50.3)	(50.3)
Net income	—	—	—	77.6	—	—	77.6

BALANCE AT MARCH 31, 2007	223,562,149	$2.2	$1,068.4	$3,065.0	$(.2)	$(304.7)	$3,830.7

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2007	2006
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$77.6	$87.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5.3	10.8
Depreciation and amortization	21.3	19.4
Amortization of debt issue costs and discounts	.9	1.0
Stock option expense	3.0	4.5
Income taxes	35.1	57.4
Other	—	.1
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	120.5	102.8
Inventory	76.8	(12.5)
Other assets	(4.3)	(10.3)
Vehicle floorplan payable, trade — net	(272.0)	(122.1)
Accounts payable	33.0	35.1
Other liabilities	4.6	(91.9)

Net cash provided by continuing operations	101.8	81.5
Net cash provided by discontinued operations	4.9	1.9

Net cash provided by operating activities	106.7	83.4

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(42.4)	(19.8)
Proceeds from the sale of property and equipment	—	.5
Cash used in business acquisitions, net of cash acquired	—	(67.4)
Net change in restricted cash	3.6	(.4)
Purchases of restricted investments	(5.3)	(3.4)
Proceeds from the sales of restricted investments	3.2	4.8
Cash received from business divestitures, net of cash relinquished	10.1	2.6
Other	(.2)	(.2)

Net cash used in continuing operations	(31.0)	(83.3)
Net cash used in discontinued operations	(.8)	(.1)

Net cash used in investing activities	(31.8)	(83.4)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(50.3)	—
Proceeds from revolving credit facility	80.0	—
Payment of revolving credit facility	(275.0)	—
Net proceeds (payments) of vehicle floor plan — non-trade	79.2	(23.0)
Payments of mortgage facilities	(1.1)	(1.4)
Payments of notes payable and long-term debt	(1.4)	(.7)
Proceeds from the exercise of stock options	76.1	32.3
Tax benefit from stock options	13.4	6.7
Other	(.1)	(.2)

Net cash provided by (used in) continuing operations	(79.2)	13.7
Net cash used in discontinued operations	(5.2)	(1.5)

Net cash provided by (used in) financing activities	(84.4)	12.2

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9.5)	12.2
CASH AND CASH EQUIVALENTS at beginning of period	52.3	245.9

CASH AND CASH EQUIVALENTS at end of period	$42.8	$258.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data.)
1. Interim Financial Statements
Business and Basis of Presentation
     AutoNation, Inc. (the “Company”), through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2007, the Company owned and operated 327 new vehicle franchises from 254 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.
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
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by the Company in the accompanying Unaudited Condensed Consolidated Financial Statements include allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to goodwill and other intangible, long-lived assets and accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations and certain assumptions related to stock option compensation.
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
New Accounting Pronouncements
     As of January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). See Note 6, Income Taxes, of Notes to Unaudited Condensed Consolidated Financial Statements for discussion.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159, if elected, on its Consolidated Financial Statements.
2. Receivables, Net
     The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31,	December 31,
	2007	2006
Trade receivables	$91.4	$89.1
Manufacturer receivables	131.2	160.2
Other	80.4	102.6

	303.0	351.9
Less: Allowances	(6.1)	(6.4)

	296.9	345.5
Contracts-in-transit and vehicle receivables	361.5	433.5
Income tax refundable (See Note 6)	—	28.9

Receivables, net	$658.4	$807.9

     Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.
3. Inventory and Vehicle Floorplan Payable
     The components of inventory are as follows:

	March 31,	December 31,
	2007	2006
New vehicles	$1,765.2	$1,880.6
Used vehicles	344.0	303.8
Parts, accessories and other	149.0	150.6

	$2,258.2	$2,335.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     At March 31, 2007 and December 31, 2006, vehicle floorplan payable-trade totaled $1.7 billion and $2.0 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade totaled $313.5 million and $230.8 million at March 31, 2007 and December 31, 2006, respectively, and represents amounts borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. On November 30, 2006, General Motors (“GM”) completed the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. GMAC will remain the exclusive provider of GM-sponsored auto finance programs and is expected to continue to provide GM dealers and their customers with the same financial products and services which were in place with the Company before the sale. As a result of this sale, the Company has treated new vehicles financed after the change in GMAC control (totaling $219.2 million and $136.2 million at March 31, 2007 and December 31, 2006, respectively) as vehicle floorplan non-trade. Vehicles financed by GMAC prior to this transaction continue to be classified as vehicle floorplan-trade. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
     The Company’s floorplan facilities, which utilize LIBOR-based interest rates, averaged 6.3% and 5.8% for the three months ended March 31, 2007 and 2006, respectively. Floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. The Company’s manufacturer agreements generally require the manufacturer to have the ability to draft against the floorplan facilities so the floorplan lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain operational covenants. At March 31, 2007, the Company was in compliance with such covenants in all material respects. At March 31, 2007, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.6 billion, of which $2.0 billion total was outstanding.
4. Goodwill and Intangible Assets
     Intangible assets, net, consist of the following:

	March 31,	December 31,
	2007	2006
Goodwill	$3,052.7	$3,051.0
Less: accumulated amortization	(265.8)	(265.8)

Goodwill, net	$2,786.9	$2,785.2

Franchise rights — indefinite-lived	$312.5	$312.4
Other intangibles	7.9	7.9

	320.4	320.3
Less: accumulated amortization	(3.7)	(3.1)

Other intangibles, net	$316.7	$317.2

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
5. Notes Payable and Long-term Debt
     Notes payable and long-term debt consist of the following:

	March 31,	December 31,
	2007	2006
Floating rate senior unsecured notes	$300.0	$300.0
7% senior unsecured notes	300.0	300.0
Term loan facility	600.0	600.0
Revolving credit facility	—	195.0
9% senior unsecured notes	14.1	14.1
Mortgage facility	114.9	116.0
Other debt	45.5	46.4

	1,374.5	1,571.5
Less: current maturities	(20.1)	(13.6)

Long-term debt, net of current maturities	$1,354.4	$1,557.9

     The Company has $300.0 million of floating rate senior unsecured notes due April 15, 2013 and $300.0 million of 7% senior unsecured notes due April 15, 2014 (“Senior Notes”), in each case at par, which are guaranteed by substantially all of the Company’s subsidiaries. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by the Company on or after April 15, 2008 at 103% of principal, on or after April 15, 2009 at 102% of principal, on or after April 15, 2010 at 101% of principal and on or after April 15, 2011 at 100% of principal. The 7% senior unsecured notes may be redeemed by the Company on or after April 15, 2009 at 105.25% of principal, on or after April 15, 2010 at 103.5% of principal, on or after April 15, 2011 at 101.75% of principal and on or after April 15, 2012 at 100% of principal.
     The Company has a credit agreement that provides for: (1) a $700.0 million revolving credit facility with interest rates on borrowings generally at LIBOR plus .80%, and (2) a $600.0 million term loan facility that bears interest at a rate equal to LIBOR plus 1.25%. The credit agreement terminates on July 14, 2010, and is guaranteed by substantially all of the Company’s subsidiaries. The credit spread charged for the revolving credit facility is impacted by the Company’s senior unsecured credit ratings. The Company has negotiated a letter of credit sublimit as part of its revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $91.0 million at March 31, 2007.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The Company also has $14.1 million of 9% senior unsecured notes, due August 1, 2008 at par, which are guaranteed by substantially all of the Company’s subsidiaries. As of April 12, 2006, covenants related to the 9% senior unsecured notes were substantially eliminated as a result of a consent solicitation. The remaining aggregate principal amount of 9% senior unsecured notes was not tendered for purchase and, accordingly, remains outstanding.
     At March 31, 2007, the Company had $114.9 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The facility, which utilizes LIBOR-based interest rates, averaged 6.7% and 5.9% for the three months ended March 31, 2007 and 2006, respectively. The mortgage facility is secured by mortgages on certain of the Company’s store properties.
     The Company’s Senior Notes, credit agreement and mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets and merge or consolidate with other entities. The indenture for the Company’s Senior Notes restricts the Company’s ability to make payments in connection with share repurchases, dividends, debt retirement, investments and similar matters to a cumulative aggregate amount that is limited to $500 million plus 50% of the Company’s cumulative consolidated net income (as defined in the indenture), subject to certain exceptions and conditions set forth in the indenture. The credit agreement requires the Company to meet certain financial ratios, including financial covenants, as defined, requiring the maintenance of a maximum consolidated cash flow leverage ratio, as defined, (2.75 times) and a maximum capitalization ratio (65%), as defined. In addition, the indenture for the Senior Notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage. In the event that the Company were to default in the observance or performance of any of the financial covenants in the credit agreement or mortgage facility and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facilities and declare all outstanding obligations under such facilities immediately payable. The Company’s credit agreement, the indenture for the Company’s Senior Notes, vehicle floorplan payable facilities and mortgage facility have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. As of March 31, 2007, the Company was in compliance with the requirements of all applicable financial and operating covenants.
     The Company’s senior notes and borrowings under the credit agreement are guaranteed by substantially all of the Company’s subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.
     In the event of a downgrade in the Company’s credit ratings, none of the covenants described above would be impacted. In addition, availability under the credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur. Certain covenants in the indenture for the Senior Notes would be eliminated with an upgrade of the Company’s Senior Notes to investment grade by either Standard & Poor’s or Moody’s Investors Service.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6. Income Taxes
     At March 31, 2007, income taxes payable included in Other Current Liabilities totaled $11.3 million. At December 31, 2006, income taxes refundable included in Accounts Receivable totaled $28.9 million.
     The Company files income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit the Company. Currently, the IRS is auditing the tax years from 2002 to 2004. These audits may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. Generally, the Company is no longer subject to income tax examinations by tax authorities for tax years beginning before 2002 in most major taxing jurisdictions.
     The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $2.0 million (net of tax effect) in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     As of January 1, 2007, the Company had $84.8 million of unrecognized tax benefits, of which $58.2 million (net of tax effect) could ultimately reduce the Company’s effective tax rate.
     During the twelve months beginning April 1, 2007, the Company expects to reduce its unrecognized tax benefits by less than $1.0 million (net of tax effect) as a result of settlements reached with certain state tax authorities and/or the expiration of certain statutes of limitations. During the quarter ended March 31, 2007, the Company recognized a $5.1 million benefit (net of tax effect) related to the resolution of certain tax matters and other adjustments.
     It is the Company’s continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. The Company recognized $0.8 million (net of tax effect) of interest and no penalties as provision for income taxes in the Unaudited Condensed Consolidated Income Statements during the three months ended March 31, 2007.
7. Shareholders’ Equity
     The Company repurchased 2.3 million shares of its common stock for an aggregate purchase price of $50.3 million (average purchase price per share of $21.88) during the three months ended March 31, 2007, leaving approximately $42.1 million available for share repurchases authorized by the Company’s Board of Directors as of March 31, 2007. In April 2007, the Company’s Board of Directors authorized an additional $500.0 million share repurchase program. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s Senior Notes. The Company made no repurchases of its common stock during the first quarter of 2006.
     During the three months ended March 31, 2007 and 2006, the Company issued 5.3 million and 2.3 million shares of common stock in connection with the exercise of stock options, the proceeds from which were $76.1 million (average per share $14.40) and $32.3 (average per share $14.25) million, respectively.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8. Earnings (Loss) Per Share
     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are based on the combined weighted-average number of common shares and common share equivalents outstanding, which includes, where appropriate, the assumed exercise of dilutive options.
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average shares outstanding used in calculating basic earnings per share	208.1	262.8
Effect of dilutive options	2.6	4.6

Weighted average common and common equivalent shares used in calculating diluted earnings per share	210.7	267.4

     In April 2006, the Company purchased 50 million shares of its common stock pursuant to an equity tender offer.
     At March 31, 2007 and 2006, the Company had approximately 14.1 million and 25.8 million stock options outstanding, respectively.
9. Stock Options
     The Company has various stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Upon exercise, shares of common stock are issued from the Company’s treasury stock. Options granted under the plans are non-qualified and are granted at a price equal to or above the closing price of the common stock on the trading day immediately prior to the date of grant. Generally, employee stock options have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. Director stock options have a term of 10 years from the date of grant and vest immediately upon grant.
     The following table summarizes the impact to compensation expense (included in Selling, General and Administrative expenses in the 2006 Unaudited Condensed Consolidated Income Statement) attributable to stock options granted or vested subsequent to December 31, 2005:

	Three Months
	Ended March 31,
	2007	2006
Pre-tax expense	$3.0	$4.5
After-tax expense	$1.9	$2.7

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of stock option activity is as follows for the three months ended March 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in millions)	Price	(Years)	(in millions)
Options outstanding at beginning of period	22.5	$17.01
Granted	.2	$21.56
Exercised	(5.3)	$14.40
Forfeited	(.1)	$19.52
Expired	(3.2)	$25.81

Options outstanding at end of period	14.1	$16.02	5.8	$73.5

Options exercisable at end of period	9.0	$13.94	4.3	$65.7
Options available for future grants	14.0
     In February 2007, the Company’s Board of Directors approved a new director stock option plan for its non-employee directors. The new plan replaces the Company’s 1995 non-employee director stock option plan, which has terminated (except with respect to previously granted stock options). The new plan, under which options to purchase up to 2.0 million shares of common stock may be granted, is subject to stockholder approval at the Company’s annual meeting of stockholders to be held in May 2007. Under the plan, an aggregate 176,768 options will automatically be granted to non-employee directors on the date the plan is approved by stockholders. In future years, annual automatic grants of 20,000 options to each non-employee director will be made on the first business day of each calendar year that the plan is in effect.
     The total intrinsic value (which equals the spread between the market value of the stock and the exercise price) of stock options exercised was $41.1 million and $17.5 million during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $28.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of four years.
10. Comprehensive Income
     Comprehensive income (loss) is as follows:

	Three Months
	Ended March 31,
	2007	2006
Net Income	$77.6	$87.2
Other comprehensive gain (loss)	.2	(1.7)

Comprehensive income	$77.8	$85.5

11. Acquisitions
     The Company did not acquire any automotive retail franchises during the three months ended March 31, 2007. The Company acquired one automotive retail franchise and other related assets during the three months ended March 31, 2006. Additionally, the Company also signed a separate agreement in January 2006 to acquire certain rights to establish a new Mercedes-Benz dealership. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $93 million at March 31, 2007. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     At March 31, 2007, surety bonds, letters of credit and cash deposits totaled $122.3 million, including $91.0 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit.
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
13. Discontinued Operations
     Discontinued operations are related to stores that were sold, that the Company has entered into an agreement to sell or for which the Company otherwise deems a proposed sales transaction to be probable, with no material changes expected. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement. The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Selected income statement data for the Company’s discontinued operations is as follows:

	Three Months Ended March 31,
	2007	2006
Total revenue	$54.8	$153.9

Pre-tax loss from discontinued operations	$(1.6)	$(3.2)
Pre-tax loss on disposal of discontinued operations	(1.5)	(8.6)

	(3.1)	(11.8)
Income tax (benefit) expense	2.2	(1.0)

Loss from discontinued operations, net of income taxes	$(5.3)	$(10.8)

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	March 31,	December 31,
	2007	2006
Inventory	$26.7	$47.7
Other current assets	8.4	13.5
Property and equipment, net	16.6	23.5
Goodwill	14.0	18.5
Other non-current assets	.2	.3

Total assets	$65.9	$103.5

Vehicle floorplan payable-trade	$19.6	$34.8
Vehicle floorplan payable-non-trade	2.6	7.8
Other current liabilities	7.3	10.7

Total liabilities	$29.5	$53.3

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
OVERVIEW
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2007, we owned and operated 327 new vehicle franchises from 254 dealerships located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.
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
     For the three months ended March 31, 2007, new vehicle sales accounted for approximately 55% of our total revenue, but less than 25% of our total gross margin. Our parts and service and finance and insurance operations, while comprising less than 20% of total revenue for the three months ended March 31, 2007, contributed approximately 60% of our gross margin for the same period. We believe that many factors affect sales of new vehicles and retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, inflation, recession or economic slowdown, consumer confidence, housing markets, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, employment/unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Increases in interest rates could significantly impact industry new vehicle sales and vehicle affordability, due to the direct relationship between higher rates and higher monthly loan payments, a critical factor for many vehicle buyers, and the impact higher rates can have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, also could be impacted adversely by significant increases in fuel prices.

     For the three months ended March 31, 2007 and 2006, we had net income from continuing operations of $82.9 million and $98.0 million, respectively, and diluted earnings per share of $.39 and $.37, respectively. First quarter 2007 results were positively affected by the accretive impact of share repurchases, including the $1.15 billion April 2006 share buyback, and certain tax adjustments, substantially offset by a decline in new vehicle sales especially in California and Florida, driven in part by weakness in the housing market and higher interest rates. The first quarter of 2007 was also impacted by increased new vehicle and finance and insurance revenue per vehicle sold and the impact of 2006 acquisitions. To the extent that we continue to see a soft housing market and higher interest rates, we anticipate that our sales trends will be adversely impacted. For 2007, we anticipate that the automotive retail market will remain challenging.
     We repurchased 2.3 million shares of our common stock for an aggregate purchase price of $50.3 million (average purchase price per share of $21.88) during the three months ended March 31, 2007. There was approximately $42.1 million available for share repurchases authorized by our Board of Directors as of March 31, 2007. In April 2007, our Board of Directors authorized an additional $500.0 million share repurchase program. Future share repurchases are subject to limitations contained in the indenture relating to our senior notes. See further discussion under the heading “Financial Condition.” During the three months ended March 31, 2007, 5.3 million shares of our common stock were issued upon the exercise of stock options, resulting in proceeds of $76.1 million (average per share of $14.40).
     For the three months ended March 31, 2007 and 2006, we had a loss from discontinued operations totaling $5.3 million and $10.8 million, respectively, net of income taxes. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2007 and 2006, have been adjusted to classify the results of these stores as discontinued operations.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)
	Three Months Ended March 31,
			Variance
			Favorable/	%
	2007	2006	(Unfavorable)	Variance
Revenue:
New vehicle	$2,473.9	$2,638.4	$(164.5)	(6.2)
Used vehicle	1,095.1	1,119.0	(23.9)	(2.1)
Parts and service	660.0	645.3	14.7	2.3
Finance and insurance, net	149.1	149.6	(.5)	(.3)
Other	17.2	18.8	(1.6)

Total revenue	$4,395.3	$4,571.1	$(175.8)	(3.8)

Gross profit:
New vehicle	$179.9	$197.0	$(17.1)	(8.7)
Used vehicle	105.3	112.7	(7.4)	(6.6)
Parts and service	288.2	284.0	4.2	1.5
Finance and insurance	149.1	149.6	(.5)	(.3)
Other	10.6	11.0	(.4)

Total gross profit	733.1	754.3	(21.2)	(2.8)
Selling, general & administrative expenses	524.4	532.7	8.3	1.6
Depreciation and amortization	21.3	19.4	(1.9)

Operating income	187.4	202.2	(14.8)	(7.3)
Floorplan interest expense	(32.8)	(31.2)	(1.6)
Other interest expense	(26.5)	(12.0)	(14.5)
Interest income	.9	3.5	(2.6)
Other gains, net	.2	—	.2

Income from continuing operations before income taxes	$129.2	$162.5	$(33.3)	(20.5)

Retail vehicle unit sales:
New vehicle	79,894	87,464	(7,570)	(8.7)
Used vehicle	54,500	56,676	(2,176)	(3.8)

	134,394	144,140	(9,746)	(6.8)

Revenue per vehicle retailed:
New vehicle	$30,965	$30,166	$799	2.6
Used vehicle	$16,251	$15,961	$290	1.8
Gross profit per vehicle retailed:
New vehicle	$2,252	$2,252	$—	—
Used vehicle	$1,881	$1,944	$(63)	(3.2)
Finance and insurance	$1,109	$1,038	$71	6.8

	Three Months Ended
	March 31,
	2007	2006
Revenue mix percentages:
New vehicle	56.3	57.7
Used vehicle	24.9	24.5
Parts and service	15.0	14.1
Finance and insurance, net	3.4	3.3
Other	.4	.4

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	24.5	26.1
Used vehicle	14.4	14.9
Parts and service	39.3	37.7
Finance and insurance	20.3	19.8
Other	1.5	1.5

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	7.5
Used vehicle — retail	11.6	12.2
Parts and service	43.7	44.0
Total	16.7	16.5
Selling, general and administrative expenses	11.9	11.7
Operating income	4.3	4.4
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.5	70.6
Operating income	25.6	26.8

	March 31,
	2007	2006
Days supply:
New vehicle (industry standard of selling days, including fleet)	52 days	54 days
Used vehicle (trailing 30 days)	38 days	41 days
     The following table details net inventory carrying cost, consisting of floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
	2007	2006	Variance
($ in millions)
Floorplan assistance	$24.9	$26.2	$(1.3)
Floorplan interest expense	(32.8)	(31.2)	(1.6)

Net inventory carrying cost	$(7.9)	$(5.0)	$(2.9)

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

($ in millions, except per vehicle data)
	Three Months Ended March 31,
			Variance
			Favorable/	%
	2007	2006	(Unfavorable)	Variance
Revenue:
New vehicle	$2,436.3	$2,638.4	$(202.1)	(7.7)
Used vehicle	1,078.0	1,118.4	(40.4)	(3.6)
Parts and service	649.5	645.3	4.2	.7
Finance and insurance, net	149.1	149.6	(.5)	(.3)
Other	7.0	7.2	(.2)

Total revenue	$4,319.9	$4,558.9	$(239.0)	(5.2)

Gross profit:
New vehicle	$176.5	$197.0	$(20.5)	(10.4)
Used vehicle	103.8	112.2	(8.4)	(7.5)
Parts and service	282.7	283.3	(.6)	(.2)
Finance and insurance	149.1	149.6	(.5)	(.3)
Other	6.7	6.5	.2

Total gross profit	718.8	748.6	(29.8)	(4.0)

Retail vehicle unit sales:
New vehicle	79,156	87,464	(8,308)	(9.5)
Used vehicle	54,189	56,676	(2,487)	(4.4)

	133,345	144,140	(10,795)	(7.5)

Revenue per vehicle retailed:
New vehicle	$30,778	$30,166	$612	2.0
Used vehicle	$16,156	$15,961	$195	1.2
Gross profit per vehicle retailed:
New vehicle	$2,230	$2,252	$(22)	(1.0)
Used vehicle	$1,877	$1,944	$(67)	(3.4)
Finance and insurance	$1,118	$1,038	$80	7.7

	Three Months Ended
	March 31,
	% 2007	% 2006
Revenue mix percentages:
New vehicle	56.4	57.9
Used vehicle	25.0	24.5
Parts and service	15.0	14.2
Finance and insurance, net	3.5	3.3
Other	.1	.1

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	24.6	26.3
Used vehicle	14.4	15.0
Parts and service	39.3	37.8
Finance and insurance	20.7	20.0
Other	1.0	.9

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.2	7.5
Used vehicle — retail	11.6	12.2
Parts and service	43.5	43.9
Total	16.6	16.4

New Vehicle

($ in millions, except per vehicle data)
	Three Months Ended March 31,
			Variance
			Favorable/	%
	2007	2006	(Unfavorable)	Variance
Reported:
Revenue	$2,473.9	$2,638.4	$(164.5)	(6.2)
Gross profit	$179.9	$197.0	$(17.1)	(8.7)
Retail vehicle unit sales	79,894	87,464	(7,570)	(8.7)
Revenue per vehicle retailed	$30,965	$30,166	$799	2.6
Gross profit per vehicle retailed	$2,252	$2,252	$—	—
Gross profit as a percentage of revenue	7.3%	7.5%
Days supply (industry standard of selling days, including fleet)	52 days	54 days
Same Store:
Revenue	$2,436.3	$2,638.4	$(202.1)	(7.7)
Gross profit	$176.5	$197.0	$(20.5)	(10.4)
Retail vehicle unit sales	79,156	87,464	(8,308)	(9.5)
Revenue per vehicle retailed	$30,778	$30,166	$612	2.0
Gross profit per vehicle retailed	$2,230	$2,252	$(22)	(1.0)
Gross profit as a percentage of revenue	7.2%	7.5%
     The following table details net inventory carrying cost, consisting of floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
	2007	2006	Variance
($ in millions)
Floorplan assistance	$24.9	$26.2	$(1.3)
Floorplan interest expense	(32.8)	(31.2)	(1.6)

Net inventory carrying cost	$(7.9)	$(5.0)	$(2.9)

     Reported new vehicle performance for the three months ended March 31, 2007 benefited from the impact of 2006 acquisitions when compared to same store performance.
     Same store new vehicle revenue for the three months ended March 31, 2007 decreased compared to the same period in 2006 primarily as a result of a decrease in same store unit volume, particularly in California and Florida, driven in part by weakness in the housing market and higher interest rates. To the extent that we continue to see a soft housing market and higher interest rates, we anticipate that our sales trends will be adversely impacted. Additionally, we continued to see a decline in sales of domestic brands in our markets, which we expect to continue. Volume decreases were partially offset by an increase in same store average revenue per unit retailed, primarily as a result of the continued shift in our brand mix from domestic brands to volume import and premium luxury brands.

     Same store gross profit per vehicle retailed and gross profit as a percentage of revenue decreased as a result of a challenging retail environment, partially offset by the shift in our sales mix to more premium luxury brands.
     At March 31, 2007, our new vehicle inventories were at $1.8 billion or 52 days compared to new vehicle inventories of $1.9 billion or 51 days supply at December 31, 2006.
     The net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers) for the three months ended March 31, 2007 was $7.9 million, an increase of $2.9 million compared to the same period in 2006.

Used Vehicle

($ in millions, except per vehicle data)
	Three Months Ended March 31,
			Variance
			Favorable/	%
	2007	2006	(Unfavorable)	Variance
Reported:
Retail revenue	$885.7	$904.6	$(18.9)	(2.1)
Wholesale revenue	209.4	214.4	(5.0)	(2.3)

Total revenue	$1,095.1	$1,119.0	$(23.9)	(2.1)

Retail gross profit	$102.5	$110.2	$(7.7)	(7.0)
Wholesale gross profit	2.8	2.5	0.3

Total gross profit	$105.3	$112.7	$(7.4)	(6.6)

Retail vehicle unit sales	54,500	56,676	(2,176)	(3.8)
Revenue per vehicle retailed	$16,251	$15,961	$290	1.8
Gross profit per vehicle retailed	$1,881	$1,944	$(63)	(3.2)
Gross profit as a percentage of revenue	11.6%	12.2%
Days supply (trailing 30 days)	38 days	41 days
Same Store:
Retail revenue	$875.5	$904.6	$(29.1)	(3.2)
Wholesale revenue	202.5	213.8	(11.3)	(5.3)

Total revenue	$1,078.0	$1,118.4	$(40.4)	(3.6)

Retail gross profit	$101.7	$110.2	$(8.5)	(7.7)
Wholesale gross profit	2.1	2.0	.1

Total gross profit	$103.8	$112.2	$(8.4)	(7.5)

Retail vehicle unit sales	54,189	56,676	(2,487)	(4.4)
Revenue per vehicle retailed	$16,156	$15,961	$195	1.2
Gross profit per vehicle retailed	$1,877	$1,944	$(67)	(3.4)
Gross profit as a percentage of revenue	11.6%	12.2%
     Reported used vehicle performance for the three months ended March 31, 2007 benefited from the impact of 2006 acquisitions when compared to same store performance.
     Same store retail used vehicle revenue for the three months ended March 31, 2007 decreased compared to the same period in 2006 primarily as a result of a decrease in same store unit volume, partially offset by an increase in same store average revenue per unit retailed. Same store unit volume decreased as a result of a challenging retail environment, particularly in Florida. To the extent that we continue to see a soft housing market and higher interest rates, we anticipate that our sales trends will be adversely impacted. We also saw a decrease in used vehicle sales volumes in our domestic brand stores in our markets. Same store revenue per vehicle retailed for the three months ended March 31, 2007 increased due to a shift in our sales mix to import luxury vehicles. Same store retail gross profit per vehicle retailed for the three months ended March 31, 2007 decreased primarily as a result of an increase in the average cost of our used vehicle inventory.
     Used vehicle inventories were at $344.0 million or 38 days supply at March 31, 2007 compared to $303.8 million or 42 days supply at December 31, 2006.

Parts and Service

($ in millions, except per vehicle data)	Three Months Ended March 31,
			Variance
			Favorable/
	2007	2006	(Unfavorable)	% Variance
Reported:
Revenue	$660.0	$645.3	$14.7	2.3
Gross profit	$288.2	$284.0	$4.2	1.5
Gross profit as a percentage of revenue	43.7%	44.0%
Same Store:
Revenue	$649.5	$645.3	$4.2	.7
Gross profit	$282.7	$283.3	$(.6)	(.2)
Gross profit as a percentage of revenue	43.5%	43.9%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs. Reported parts and service revenue and gross profit for the three months ended March 31, 2007 benefited from the impact of 2006 acquisitions when compared to same store performance.
     Same store parts and service revenue and gross profit remained relatively unchanged during the three months ended March 31, 2007. Same store parts and service revenue increased during the three months ended March 31, 2007 due to increases in customer-paid work for parts and service and wholesale parts sales, partially offset by a decrease in warranty business. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs and lower vehicle sales volume. Same store parts and service gross profit and gross profit as a percentage of revenue decreased during the three months ended March 31, 2007, primarily as a result of the increase in lower-margin wholesale parts sales.

Finance and Insurance

($ in millions, except per vehicle data)
	Three Months Ended March 31,
			Variance
			Favorable/	%
	2007	2006	(Unfavorable)	Variance
Reported:
Revenue and gross profit	$149.1	$149.6	$(.5)	(.3)
Gross profit per vehicle retailed	$1,109	$1,038	$71	6.8
Same Store:
Revenue and gross profit	$149.1	$149.6	$(.5)	(.3)
Gross profit per vehicle retailed	$1,118	$1,038	$80	7.7
     Reported and same store finance and insurance revenue and gross profit remained relatively unchanged. Reported and same store finance and insurance gross profit per vehicle retailed benefited from higher new and used vehicle prices and an increase in finance and insurance product sales per customer. Improvements were also driven by our continued emphasis on training and certification of store associates, particularly in third and fourth quartile stores and on maximizing our preferred lender relationships.

Operating Expenses
Selling, General and Administrative Expenses
     During the three months ended March 31, 2007, selling, general and administrative expenses decreased $8.3 million or 1.6%. As a percentage of total gross profit, selling, general and administrative expenses increased to 71.5% for the three months ended March 31, 2007 compared to 70.6% for the same period in 2006, primarily due to a de-leveraging of our cost structure, attributable to the decrease in total vehicle gross profit.
Non-Operating Income (Expense)
Floorplan Interest Expense
     Floorplan interest expense was $32.8 million and $31.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase in 2007 compared to 2006 is primarily the result of higher short-term LIBOR interest rates, partially offset by lower inventory levels.
Other Interest Expense
     Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility and outstanding senior unsecured notes. Other interest expense was $26.5 million and $12.0 million for the three months ended March 31, 2007 and 2006, respectively.
     The increase in other interest expense in 2007 compared to 2006 is primarily due to additional debt incurred in connection with our April 2006 share buyback, which was accretive to earnings per share, partially offset by the repurchase of our 9% senior unsecured notes and repayments of mortgage facilities during 2006.
Provision for (Benefit from) Income Taxes
     The effective income tax rate was 35.8% and 39.7% for the three months ended March 31, 2007 and 2006, respectively. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
     See Note 6, Income Taxes of Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of income taxes, including the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes”.

Financial Condition
     At March 31, 2007, we had $42.8 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2007, surety bonds, letters of credit and cash deposits totaled $122.3 million, including $91.0 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
     We have $300.0 million of floating rate senior unsecured notes due April 15, 2013 and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par, which are guaranteed by substantially all of our subsidiaries (the “Senior Notes”). The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly.
     We have a credit agreement that provides for: (1) a $700 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.8%, and (2) a $600.0 million term loan facility that bears interest at a rate equal to LIBOR plus 1.25%. The credit agreement terminates on July 14, 2010 and is guaranteed by substantially all the Company’s subsidiaries. The credit spread charged for the revolving credit facility is impacted by our senior unsecured credit ratings. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $91.0 million at March 31, 2007.
     At March 31, 2007, we also had $14.1 million of 9.0% senior unsecured notes due August 1, 2008 at par, which are guaranteed by substantially all of our subsidiaries.
     At March 31, 2007, we had $114.9 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The facility, which utilizes LIBOR-based interest rates, averaged 6.7% and 5.9% for the three months ended March 31, 2007 and 2006, respectively. The mortgage facility is secured by mortgages on certain of our store properties.
     During the first quarter of 2007, we repurchased 2.3 million shares of our common stock for an aggregate purchase price of $50.3 million (average purchase price per share of $21.88). There was approximately $42.1 million available for share repurchases authorized by our Board of Directors as of March 31, 2007. We had no repurchases of our common stock during the first quarter of 2006.
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

     At March 31, 2007 and December 31, 2006, vehicle floorplan payable-trade totaled $1.7 billion and $2.0 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $313.5 million and $230.8 million, at March 31, 2007 and December 31, 2006, respectively, and represents amounts payable borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. Our floorplan facilities are at LIBOR-based rates of interest. Floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our manufacturer agreements generally require the manufacturer to have the ability to draft against the floorplan facilities so the floorplan lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain operational covenants. At March 31, 2007, we were in compliance with such covenants in all material respects. At March 31, 2007, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.6 billion, of which $2.0 billion total was outstanding.
Cash Flows
     Cash and cash equivalents decreased by $9.5 million during the three months ended March 31, 2007 and increased by $12.2 million during the three months ended March 31, 2006. The major components of these changes are discussed below.
Cash Flows — Operating Activities
     Cash provided by operating activities was $106.7 million and $83.4 million during the three months ended March 31, 2007 and 2006, respectively.
     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in vehicle floorplan payable-trade (vehicle floorplan payables with the automotive manufacturers’ captive finance subsidiary for the related franchise), which directly relates to changes in new vehicle inventory for those franchises. On November 30, 2006, General Motors (“GM”) completed the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. GMAC will remain the exclusive provider of GM-sponsored auto finance programs and is expected to continue to provide GM dealers and their customers with the same financial products and services which were in place with us before the sale. However, as a result of this sale, we have treated new vehicles financed after this change in GMAC ownership control (totaling $219.2 million and $136.2 million at March 31, 2007 and December 31, 2006, respectively) as vehicle floorplan non-trade, with related changes as financing cash flows. Vehicles financed by GMAC prior to this transaction (totaling $111.8 million at March 31, 2007) continue to be classified as floorplan-trade with related changes as operating cash flows.
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

     Capital expenditures were $42.4 million and $19.8 million during the three months ended March 31, 2007 and 2006, respectively. We project that 2007 full year capital expenditures will be approximately $140.0 million, excluding acquisition related spending, lease buyouts, and land purchases for future sites.
     Total cash used in business acquisitions, net of cash acquired, was $67.4 million for the three months ended March 31, 2006, when we acquired one automotive retail franchise and related assets. We did not acquire any automotive retail franchises during the three months ended March 31, 2007.
Cash Flows — Financing Activities
     Cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity and changes in vehicle floorplan payable-non-trade.
     We repurchased 2.3 million shares of our common stock for an aggregate purchase price of $50.3 million during the three months ended March 31, 2007 (average purchase price per share of $21.88). There was approximately $42.1 million available for share repurchases authorized by the Company’s Board of Directors as of March 31, 2007. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s Senior Notes. We made no repurchases of our common stock during the first quarter of 2006.
     During the three months ended March 31, 2007 and 2006, proceeds from the exercise of stock options were $76.1 million (average per share of $14.40) and $32.3 million (average per share of $14.25), respectively.
     During the three months ended March 31, 2007, we repaid the $195.0 million outstanding under our revolving credit facility as of December 31, 2006. During the three months ended March 31, 2007 and 2006, we also repaid $1.1 million and $1.4 million, respectively, of amounts outstanding under our mortgage facilities.
     Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling $79.2 million and $(23.0) million for the three months ended March 31, 2007 and 2006, respectively. A portion of the change in vehicle floorplan payable-non-trade in the three months ended March 31, 2007 relates to the reclassification of GMAC-financed vehicles from floorplan-trade to floorplan-non-trade, as a result of GM’s sale of a majority stake in GMAC, effective November 30, 2006, as described above and in Note 3 to the Notes to the Unaudited Condensed Consolidated Financial Statements.
Liquidity
     We believe that our funds generated through future operations and availability of borrowings under our secured floorplan facilities (for new vehicles) and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations, commitments and contingencies and meet any seasonal operating requirements for the foreseeable future. We expect to remain in compliance with covenants of our various financing agreements. At March 31, 2007, unused availability under our revolving credit facility totaled $609.0 million.
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
New Accounting Pronouncements
     See Notes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein in this Form 10-Q, as well as other written or oral statements made from time to time by us or our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:
•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.
•	The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.
•	Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.
•	Natural disasters and adverse weather events can disrupt our business.
•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows and prospects, including our ability to acquire additional stores.
•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws, regulation and scrutiny. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results and prospects could suffer.
•	Our ability to grow our business may be limited by our ability to acquire automotive stores on favorable terms or at all.
•	We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facility, term loan facility, mortgage facility and floating rate senior unsecured notes that could have a material adverse effect on our profitability.
•	Our revolving credit facility, term loan facility, mortgage facility and the indenture relating to our new senior unsecured notes contain certain restrictions on our ability to conduct our business.
•	Our substantial indebtedness could adversely affect our financial conditions and operations and prevent us from fulfilling our debt service obligations. We may still be able to incur more debt, intensifying these risks.
•	Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and to our subsequent filings with the SEC for additional discussion of the foregoing risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure is changing LIBOR-based interest rates. At March 31, 2007 and December 31, 2006, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $359.6 million and $360.5 million, respectively, and had a fair value of $362.8 million and $363.4 million, respectively. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions.
Interest Rate Risk
     At March 31, 2007 and December 31, 2006, we had total variable rate vehicle floorplan payable totaling $2.0 billion and $2.2 billion, respectively. Based on these amounts at March 31, 2007 and December 31, 2006, a 100 basis point change in interest rates would result in an approximate $20.5 million and $22.4 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
     At March 31, 2007 and December 31, 2006, we had other variable rate debt outstanding totaling $1.0 billion and $1.2 billion, respectively. Based on the amounts outstanding at March 31, 2007 and December 31, 2006, a 100 basis point change in interest rates would result in an approximate $10.1 million and $12.1 million, respectively, change to interest expense.
     Reference is made to our quantitative disclosures about market risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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
     However, we continue to centralize certain key store-level accounting and administrative activities in our operating regions, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the stores and centralizing in a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations and certain accounts receivable). We have substantially implemented the core phase in 155 of our 254 stores as of March 31, 2007.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2007. See Note 7 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our stock repurchase programs.

				Maximum Dollar
	Total	Avg.	Total Number of	Value of Shares That
	Number of	Price	Shares Purchased as	May Yet Be Purchased
	Shares	Paid Per	Part of Publicly	Under The Programs
Period	Purchased	Share	Announced Programs	(in millions)(1)(2)
January 1, 2007 to January 31, 2007	—	$—	—	$92.4
February 1, 2007 to February 28, 2007	700,000	$22.63	700,000	$76.6
March 1, 2007 to March 31, 2007	1,600,000	$21.55	1,600,000	$42.1

	2,300,000		2,300,000

(1)	Future share repurchases are subject to limitations contained in the indenture for the Company’s senior unsecured notes and amended credit agreement relating to its revolving credit facility.

(2)	Shares are repurchased under our stock repurchase program approved by the Company’s Board of Directors, which in June 2006 authorized the Company to repurchase up to $250.0 million of shares. This program does not have an expiration date. In April 2007, the Company’s Board of Directors authorized an additional $500.0 million share repurchase program, which does not have an expiration date.

ITEM 6. EXHIBITS
     (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.
By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President — Corporate Controller (DULY AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

Date: April 26, 2007