Form 10-Q
period 2007-06-30
AUTONATION INC /FL
filed 2007-07-27
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     On July 23, 2007 the registrant had 202,064,138 outstanding shares of common stock, par value $.01 per share.

AUTONATION, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31.2	$52.6
Receivables, net	672.6	805.0
Inventory	2,346.6	2,320.3
Other current assets	177.6	252.0

Total Current Assets	3,228.0	3,429.9

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $574.7 million and $532.1 million, respectively	1,946.1	1,904.7
GOODWILL, NET	2,783.0	2,780.8
OTHER INTANGIBLE ASSETS, NET	315.6	317.2
OTHER ASSETS	179.7	174.4

Total Assets	$8,452.4	$8,607.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$1,643.8	$1,999.4
Vehicle floorplan payable — non-trade	456.0	228.9
Accounts payable	231.3	209.7
Notes payable and current maturities of long-term obligations	66.0	13.6
Other current liabilities	492.0	578.9

Total Current Liabilities	2,889.1	3,030.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,462.6	1,557.9
DEFERRED INCOME TAXES	203.2	225.4
OTHER LIABILITIES	159.4	80.5
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share; 1,500,000,000 shares authorized; 223,562,149 shares issued in each period including shares held in treasury	2.2	2.2
Additional paid-in capital	1,068.5	1,092.0
Retained earnings (Note 6)	3,142.3	2,989.4
Accumulated other comprehensive income (loss)	(.3)	(.4)
Treasury stock, at cost; 21,638,304 and 16,809,630 shares held, respectively	(474.6)	(370.5)

Total Shareholders’ Equity	3,738.1	3,712.7

Total Liabilities and Shareholders’ Equity	$8,452.4	$8,607.0

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
New vehicle	$2,631.5	$2,884.9	$5,094.7	$5,513.8
Used vehicle	1,104.5	1,171.3	2,193.1	2,282.8
Parts and service	653.8	648.2	1,310.4	1,289.9
Finance and insurance, net	152.3	167.6	300.6	316.4
Other	17.2	20.7	34.3	39.5

TOTAL REVENUE	4,559.3	4,892.7	8,933.1	9,442.4

Cost of Sales:
New vehicle	2,450.1	2,674.2	4,734.1	5,106.9
Used vehicle	1,010.2	1,067.8	1,994.1	2,067.4
Parts and service	366.8	360.5	736.9	720.0
Other	6.5	8.9	13.1	16.7

TOTAL COST OF SALES	3,833.6	4,111.4	7,478.2	7,911.0

Gross Profit:
New vehicle	181.4	210.7	360.6	406.9
Used vehicle	94.3	103.5	199.0	215.4
Parts and service	287.0	287.7	573.5	569.9
Finance and insurance	152.3	167.6	300.6	316.4
Other	10.7	11.8	21.2	22.8

TOTAL GROSS PROFIT	725.7	781.3	1,454.9	1,531.4

Selling, general and administration expenses	517.7	548.4	1,038.9	1,077.5
Depreciation and amortization	21.6	20.7	42.8	40.0
Other expenses, net	1.6	.2	1.6	.2

OPERATING INCOME	184.8	212.0	371.6	413.7
Floorplan interest expense	(33.5)	(36.1)	(66.0)	(67.0)
Other interest expense	(26.5)	(25.2)	(53.0)	(37.2)
Other interest expense — Sr. Note Repurchases	—	(34.5)	—	(34.5)
Interest income	.9	3.1	1.8	6.6
Other gains, net	.8	.7	1.0	.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	126.5	120.0	255.4	282.3
PROVISION FOR INCOME TAXES	47.2	46.1	93.4	110.6

NET INCOME FROM CONTINUING OPERATIONS	79.3	73.9	162.0	171.7
Loss from discontinued operations, net of income taxes	(2.0)	(1.2)	(7.1)	(11.8)

NET INCOME	$77.3	$72.7	$154.9	$159.9

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$.38	$.34	$.78	$.71
Discontinued operations	$(.01)	$(.01)	$(.03)	$(.05)
Net income	$.37	$.33	$.75	$.66
Weighted average common shares outstanding	206.8	220.4	207.4	241.5
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$.38	$.33	$.77	$.70
Discontinued operations	$(.01)	$(.01)	$(.03)	$(.05)
Net income	$.37	$.32	$.74	$.65
Weighted average common shares outstanding	208.6	225.2	209.7	246.5
COMMON SHARES OUTSTANDING, net of treasury stock	201.9	213.0	201.9	213.0
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2006	223,562,149	$2.2	$1,092.0	$2,989.4	$(.4)	$(370.5)	$3,712.7
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48 — Note 6)	—	—	—	(2.0)	—	—	(2.0)
Exercise of stock options, including income tax benefit of $15.7 million	—	—	(31.5)	—	—	135.8	104.3
Stock option expense	—	—	8.0	—	—	—	8.0
Other comprehensive income	—	—	—	—	.1	—	.1
Purchases of treasury stock	—	—	—	—	—	(239.9)	(239.9)
Net income	—	—	—	154.9	—	—	154.9

BALANCE AT JUNE 30, 2007	223,562,149	$2.2	$1,068.5	$3,142.3	$(.3)	$(474.6)	$3,738.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2007	2006
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$154.9	$159.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	7.1	11.8
Depreciation and amortization	42.8	40.0
Amortization of debt issue costs and discounts	1.7	2.0
Stock option expense	8.0	8.7
Interest expense on bond repurchase	—	34.5
Income taxes	79.4	95.9
Other	.1	(.3)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	124.3	92.9
Inventory	(24.8)	(148.3)
Other assets	(13.6)	(15.5)
Vehicle floorplan payable, trade — net	(357.0)	39.3
Accounts payable	21.6	17.0
Other liabilities	(75.3)	(184.8)

Net cash provided by (used in) continuing operations	(30.8)	153.1
Net cash provided by discontinued operations	1.1	—

Net cash provided by (used in) operating activities	(29.7)	153.1

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(79.2)	(48.9)
Proceeds from the sale of property and equipment	2.0	.6
Proceeds from assets held for sale	2.6	—
Cash used in business acquisitions, net of cash acquired	(.8)	(67.4)
Net change in restricted cash	1.5	(1.1)
Purchases of restricted investments	(8.8)	(5.5)
Proceeds from the sale of restricted investments	9.2	8.1
Cash received from business divestitures, net of cash relinquished	36.1	16.3
Other	(.2)	(.3)

Net cash used in continuing operations	(37.6)	(98.2)
Net cash used in discontinued operations	(.8)	(.3)

Net cash used in investing activities	(38.4)	(98.5)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Continued

	Six Months Ended
	June 30,
	2007	2006
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(239.9)	(1,218.6)
Proceeds from senior unsecured notes issued	—	600.0
Proceeds from term loan	—	600.0
Proceeds from revolving credit facility	436.0	318.0
Payment of revolving credit facility	(475.0)	(238.0)
Net proceeds (payments) of vehicle floor plan — non-trade	227.0	(34.1)
Payments of mortgage facilities	(2.2)	(2.8)
Payments of notes payable and long-term debt	(2.1)	(1.6)
Proceeds from the exercise of stock options	88.6	51.6
Tax benefit from stock options	15.7	12.8
Repurchases of 9% senior unsecured notes	—	(334.2)
Other	.1	(16.1)

Net cash provided by (used in) continuing operations	48.2	(263.0)
Net cash used in discontinued operations	(1.5)	(.8)

Net cash provided by (used in) financing activities	46.7	(263.8)

DECREASE IN CASH AND CASH EQUIVALENTS	(21.4)	(209.2)
CASH AND CASH EQUIVALENTS at beginning of period	52.6	246.4

CASH AND CASH EQUIVALENTS at end of period	$31.2	$37.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data.)
1. Interim Financial Statements
Business and Basis of Presentation
     AutoNation, Inc. (the “Company”), through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2007, the Company owned and operated 321 new vehicle franchises from 249 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. The Company offers a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products and other aftermarket products. The Company also arranges financing for vehicle purchases through third-party finance sources.
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
2. Receivables, Net
     The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30,	December 31,
	2007	2006
Trade receivables	$89.1	$88.8
Manufacturer receivables	138.3	159.4
Other	84.6	102.3

	312.0	350.5
Less: Allowances	(4.8)	(6.3)

	307.2	344.2
Contracts-in-transit and vehicle receivables	344.6	431.9
Income tax refundable (See Note 6)	20.8	28.9

Receivables, net	$672.6	$805.0

     Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by the Company’s customers.
3. Inventory and Vehicle Floorplan Payable
     The components of inventory are as follows:

	June 30,	December 31,
	2007	2006
New vehicles	$1,830.0	$1,868.5
Used vehicles	372.6	301.9
Parts, accessories and other	144.0	149.9

	$2,346.6	$2,320.3

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     At June 30, 2007 and December 31, 2006, vehicle floorplan payable-trade totaled $1.6 billion and $2.0 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade totaled $456.0 million and $228.9 million at June 30, 2007 and December 31, 2006, respectively, and represents amounts borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. On November 30, 2006, General Motors (“GM”) completed the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. GMAC will remain the exclusive provider of GM-sponsored auto finance programs and is expected to continue to provide GM dealers and their customers with the same financial products and services which were in place with the Company before the sale. As a result of this sale, the Company has treated new vehicles financed after the change in GMAC control (totaling $389.0 million and $134.3 million at June 30, 2007 and December 31, 2006, respectively) as vehicle floorplan non-trade. Vehicles financed by GMAC prior to this transaction continue to be classified as vehicle floorplan-trade. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
     The Company’s floorplan facilities, which utilize LIBOR-based interest rates, averaged 6.3% and 5.9% for the six months ended June 30, 2007 and 2006, respectively. Floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. The Company’s manufacturer agreements generally require the manufacturer to have the ability to draft against the floorplan facilities so the floorplan lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain operational covenants. At June 30, 2007, the Company was in compliance with such covenants in all material respects. At June 30, 2007, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.6 billion, of which $2.1 billion total was outstanding.
4. Goodwill and Intangible Assets
     Goodwill and intangible assets, net, consist of the following:

	June 30,	December 31,
	2007	2006
Goodwill	$3,048.8	$3,046.6
Less: accumulated amortization	(265.8)	(265.8)

Goodwill, net	$2,783.0	$2,780.8

Franchise rights — indefinite-lived	$311.6	$312.4
Other intangibles	7.9	7.9

	319.5	320.3
Less: accumulated amortization	(3.9)	(3.1)

Other intangibles, net	$315.6	$317.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Goodwill and intangibles with indefinite lives are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that an impairment may have occurred. The Company completed its annual impairment tests as of June 30, 2007 for goodwill and intangibles with indefinite lives. The goodwill test includes determining the estimated fair value of the Company’s single reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. No goodwill impairment charges resulted from the required goodwill impairment test. The Company’s principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. The test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. The Company recorded $1.0 million ($.6 million, net of tax) of impairment charges related to rights under a Jaguar store’s franchise agreement to reduce the carrying value of that store’s franchise agreement to estimated fair value. The decline in the fair value of rights under this store’s franchise agreement reflects the negative impact of historical performance of the store since the Company’s acquisition of it, as well as the Company’s expectations for the store’s future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. This non-cash impairment charge is classified as other expenses, net in the accompanying Unaudited Condensed Consolidated Income Statement.
5. Notes Payable and Long-term Debt
     Notes payable and long-term debt consist of the following:

	June 30,	December 31,
	2007	2006
Floating rate senior unsecured notes	$300.0	$300.0
7% senior unsecured notes	300.0	300.0
Term loan facility	600.0	600.0
Revolving credit facility	156.0	195.0
9% senior unsecured notes	14.1	14.1
Mortgage facility	113.8	116.0
Other debt	44.7	46.4

	1,528.6	1,571.5
Less: current maturities	(66.0)	(13.6)

Long-term debt, net of current maturities	$1,462.6	$1,557.9

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In connection with the issuance of the new senior unsecured notes, the Company amended its existing credit agreement in April 2006 to provide: (1) a $675.0 million revolving credit facility that provided for various interest rates on borrowings generally at LIBOR plus .80%, and (2) a $600.0 million term loan facility that provided for interest at a rate equal to LIBOR plus 1.25%. In December 2006, the borrowing capacity of the revolving credit facility was increased to $700.0 million under the amended credit agreement. The amended credit agreement, which includes the new term loan facility, was set to terminate on July 14, 2010, and is guaranteed by substantially all of the Company’s subsidiaries.
     The credit spread charged for the revolving credit facility is impacted by the Company’s senior unsecured credit ratings. The Company has negotiated a letter of credit sublimit as part of its revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $91.0 million at June 30, 2007.
     In April 2006, the proceeds of the new senior unsecured notes and term loan facility, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of the Company’s common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to the Company’s equity tender offer, (2) purchase $309.4 million aggregate principal of the Company’s 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to the Company’s debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium and other financing costs related to the Company’s debt tender offer was expensed during the six months ended June 30, 2006.
     In July 2007, the Company completed a second amendment of the credit agreement. Under the terms of the second amendment, the interest rate on the term loan facility decreased from LIBOR plus 1.25% to LIBOR plus .875% and the interest rate on the revolving credit facility decreased from LIBOR plus .80% to LIBOR plus .725%. The credit spread charged for the revolving credit facility will continue to be based upon the Company’s senior unsecured credit ratings. Additionally, the credit agreement termination date was extended to July 2012 and certain other terms and conditions were modified as a result of this amendment.
     At June 30, 2007, the Company also had $14.1 million of 9% senior unsecured notes, due August 1, 2008 at par, which are guaranteed by substantially all of the Company’s subsidiaries. As discussed above, in April 2006 the Company purchased $309.4 million aggregate principal amount of the 9% senior notes. As of April 12, 2006, covenants related to the 9% senior unsecured notes were substantially eliminated as a result of the successful completion of the consent solicitation. The remaining aggregate principal amount of 9% senior unsecured notes was not tendered for purchase and, accordingly, remains outstanding.
     At June 30, 2007, the Company had $113.8 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The facility, which utilizes LIBOR-based interest rates, averaged 6.7% and 6.1% for the six months ended June 30, 2007 and 2006, respectively. The mortgage facility is secured by mortgages on certain of the Company’s store properties.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The Company’s new senior unsecured notes, credit agreement and mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on the Company, including the Company’s ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets and merge or consolidate with other entities. The indenture for the Company’s new senior unsecured notes restricts the Company’s ability to make payments in connection with share repurchases, dividends, debt retirement, investments and similar matters to a cumulative aggregate amount that is limited to $500 million plus 50% of the Company’s cumulative consolidated net income (as defined in the indenture), subject to certain exceptions and conditions set forth in the indenture. As of June 30, 2007, the credit agreement requires the Company to meet certain financial ratios, including financial covenants, as defined, requiring the maintenance of a maximum consolidated cash flow leverage ratio (2.75 times), as defined, and a maximum capitalization ratio (65%), as defined. The July 2007 amendment to the credit agreement resulted in a revision to the consolidated cash flow leverage ratio (to 3.0 times) through September 30, 2009, after which it will revert to 2.75 times. In addition, the indenture for the new senior unsecured notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.
     In the event that the Company were to default in the observance or performance of any of the financial covenants in the credit agreement or mortgage facility and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facilities and declare all outstanding obligations under such facilities immediately payable. The Company’s credit agreement, the indenture for the Company’s senior unsecured notes, vehicle floorplan payable facilities and mortgage facility have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the Company. As of June 30, 2007, the Company was in compliance with the requirements of all applicable financial and operating covenants.
     The Company’s senior unsecured notes and borrowings under the credit agreement are guaranteed by substantially all of the Company’s subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.
     In the event of a downgrade in the Company’s credit ratings, none of the covenants described above would be impacted. In addition, availability under the credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur. Certain covenants in the indenture for the senior unsecured notes would be eliminated with an upgrade of the Company’s senior unsecured notes to investment grade by either Standard & Poor’s or Moody’s Investors Service.
6. Income Taxes
     At June 30, 2007, and December 31, 2006, income taxes refundable included in Accounts Receivable totaled $20.8 million and $28.9 million, respectively.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     As of June 30, 2007, the Company had $74.1 million of unrecognized tax benefits, of which $51.7 million (net of tax effect) could ultimately reduce the Company’s effective tax rate.
     During the twelve months beginning July 1, 2007, the Company expects to reduce its unrecognized tax benefits by less than $1.0 million (net of tax effect) as a result of settlements reached with certain state tax authorities and/or the expiration of certain statutes of limitations. During the six months ended June 30, 2007, the Company recognized $8.6 million (net of tax effect) related to the resolution of certain tax matters, changes in certain state tax laws and other adjustments.
     It is the Company’s continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. The Company recognized $1.7 million (net of tax effect) of interest and no penalties as provision for income taxes in the Unaudited Condensed Consolidated Income Statements during the six months ended June 30, 2007.
7. Shareholders’ Equity
     In April 2007, the Company’s Board of Directors authorized an additional $500.0 million share repurchase program. The Company repurchased 11.0 million shares of its common stock for an aggregate purchase price of $239.9 million (average purchase price per share of $21.77) during the six months ended June 30, 2007. As of June 30, 2007, there was approximately $352.5 million available for share repurchases authorized by the Company’s Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes.
     During the six months ended June 30, 2007 and 2006, the Company issued 6.2 million and 3.8 million shares of common stock in connection with the exercise of stock options, the proceeds from which were $88.6 million (average per share $14.31) and $51.6 million (average per share $13.41), respectively.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average shares outstanding used in calculating basic earnings per share	206.8	220.4	207.4	241.5
Effect of dilutive options	1.8	4.8	2.3	5.0

Weighted average common and common equivalent shares used in calculating diluted earnings per share	208.6	225.2	209.7	246.5

     In April 2006, the Company purchased 50 million shares of its common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to the equity tender offer discussed in Note 5 to the Notes to the Unaudited Condensed Consolidated Financial Statements.
     At June 30, 2007 and 2006, the Company had approximately 13.2 million and 23.8 million stock options outstanding, respectively.
9. Stock Options
     The Company has stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of the Company. Upon exercise, shares of common stock are issued from the Company’s treasury stock. Options granted under the plans are non-qualified and are granted at a price equal to or above the closing price of the common stock on the trading day immediately prior to the date of grant. Generally, employee stock options have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. Director stock options have a term of 10 years from the date of grant and vest immediately upon grant.
     The following table summarizes the impact to compensation expense (included in Selling, General and Administrative expenses in the 2007 and 2006 Unaudited Condensed Consolidated Income Statement) attributable to stock options granted or vested subsequent to December 31, 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Pre-tax expense	$5.0	$4.2	$8.0	$8.7
After-tax expense	$3.1	$2.6	$5.1	$5.3

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of stock option activity is as follows for the six months ended June 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in millions)	Price	(Years)	(in millions)
Options outstanding at beginning of period	22.5	$17.01
Granted	.4	$21.19
Exercised	(6.2)	$14.31
Forfeited	(.2)	$19.45
Expired	(3.3)	$25.76

Options outstanding at end of period	13.2	$16.17	5.8	$82.5

Options exercisable at end of period	8.0	$13.92	4.3	$68.5
Options available for future grants	15.9
     In February 2007, the Company’s Board of Directors approved a new director stock option plan for its non-employee directors. The new plan replaces the Company’s 1995 non-employee director stock option plan, which has terminated (except with respect to previously granted stock options). The new plan, under which options to purchase up to 2.0 million shares of common stock may be granted, was approved at the Company’s annual meeting of stockholders held in May 2007. Under the plan, an aggregate of 176,768 options were granted to non-employee directors on the date the plan was approved by stockholders. In future years, annual automatic grants of 20,000 options to each non-employee director will be made on the first business day of each calendar year that the plan is in effect.
     The total intrinsic value (which equals the spread between the market value of the stock and the exercise price) of stock options exercised was $48.0 million and $33.6 million during the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $24.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of four years.
10. Comprehensive Income
     Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$77.3	$72.7	$154.9	$159.9
Other comprehensive gain (loss)	(.1)	(.7)	.1	(1.0)

Comprehensive income	$77.2	$72.0	$155.0	$158.9

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11. Acquisitions
     The Company acquired one automotive retail franchise and other related assets during each of the six months ended June 30, 2007 and 2006. Additionally, the Company also signed a separate agreement in January 2006 to acquire certain rights to establish a new Mercedes-Benz dealership. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     During the six months ended June 30, 2007 and 2006, the Company paid $.8 million and $67.2 million, respectively, for acquisitions. Additionally, during the six months ended June 30, 2006, the Company paid $.2 million in cash for the deferred purchase price for certain prior year automotive retail acquisitions. Purchase price allocations for business combinations for the six months ended June 30, 2007 are tentative and subject to final adjustment.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     From time to time, primarily in connection with dispositions of automotive stores, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases are approximately $89 million at June 30, 2007. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease, although the Company presently has no reason to believe that it or its subsidiaries will be called on to so perform and such obligations cannot be quantified at this time. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition and cash flows.
     At June 30, 2007, surety bonds, letters of credit and cash deposits totaled $121.9 million, including $91.0 million of letters of credit. In the ordinary course of business, the Company is required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of the Company’s performance. The Company does not currently provide cash collateral for outstanding letters of credit.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue	$52.2	$164.5	$128.5	$339.8

Pre-tax loss from discontinued operations	$(2.0)	$(3.5)	$(3.3)	$(6.4)
Pre-tax loss on disposal of discontinued operations	(0.3)	(1.6)	(1.8)	(10.2)

	(2.3)	(5.1)	(5.1)	(16.6)
Income tax expense (benefit)	(0.3)	(3.9)	2.0	(4.8)

Loss from discontinued operations, net of income taxes	$(2.0)	$(1.2)	$(7.1)	$(11.8)

     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	June 30,	December 31,
	2007	2006
Inventory	$22.5	$62.4
Other current assets	7.9	16.3
Property and equipment, net	9.8	29.0
Goodwill	7.2	22.9
Other non-current assets	.2	.3

Total assets	$47.6	$130.9

Vehicle floorplan payable-trade	$10.9	$46.6
Vehicle floorplan payable-non-trade	8.3	9.8
Other current liabilities	6.6	12.3

Total liabilities	$25.8	$68.7

     Responsibility for the Company’s vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.
14. Subsequent Event
     As indicated in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, the Company completed a second amendment of its credit agreement in July 2007.

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
OVERVIEW
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2007, we owned and operated 321 new vehicle franchises from 249 dealerships located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell are manufactured by Ford, General Motors, Daimler Chrysler, Toyota, Nissan, Honda and BMW.
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
     For the six months ended June 30, 2007, new vehicle sales accounted for approximately 57% of our total revenue, but approximately 25% of our total gross margin. Our parts and service and finance and insurance operations, while comprising approximately 18% of total revenue for the six months ended June 30, 2007, contributed approximately 60% of our gross margin for the same period. We believe that many factors affect sales of new vehicles and retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, inflation, recession or economic slowdown, consumer confidence, housing markets, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, fuel prices, credit availability, employment/unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Increases in interest rates could significantly impact industry new vehicle sales and vehicle affordability, due to the direct relationship between higher rates and higher monthly loan payments, a critical factor for many vehicle buyers, and the impact higher rates can have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, also could be impacted adversely by significant increases in fuel prices.

     For the three months ended June 30, 2007 and 2006, we had net income from continuing operations of $79.3 million and $73.9 million, respectively, and diluted earnings per share of $.38 and $.33, respectively. For the six months ended June 30, 2007 and 2006, we had net income from continuing operations of $162.0 million and $171.7 million, respectively, and diluted earnings per share of $.77 and $.70, respectively. Results for the three and six months ended June 30, 2006 reflect $34.5 million (approximately $21 million, net of tax) of premium and deferred financing costs recognized as Interest Expense related to the repurchase of our 9% senior unsecured notes in April 2006.
     Results for the first three and six months of 2007 were adversely impacted by a decline in new vehicle sales especially in California and Florida, driven in part by continued weakness in the housing market largely due to higher interest rates. Results for the three and six months ended June 30, 2007 were favorably impacted by increased new vehicle and finance and insurance revenue per vehicle sold, the impact of 2006 acquisitions, certain tax adjustments and, for the first six months of 2007, the accretive impact of share repurchases, including the $1.15 billion April 2006 share buyback.
     To the extent that we continue to see weakness in the housing market, we anticipate that our sales trends will be adversely impacted. For 2007, we anticipate that the automotive retail market will remain challenging.
     In April 2007, our Board of Directors authorized an additional $500.0 million share repurchase program. We repurchased 11.0 million shares of our common stock for an aggregate purchase price of $239.9 million (average purchase price per share of $21.77) during the six months ended June 30, 2007. There was approximately $352.5 million available for share repurchases authorized by our Board of Directors as of June 30, 2007. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes. See further discussion under the heading “Financial Condition.” During the six months ended June 30, 2007, 6.2 million shares of our common stock were issued upon the exercise of stock options, resulting in proceeds of $88.6 million (average per share of $14.31).
     For the three months ended June 30, 2007 and 2006, we had a loss from discontinued operations totaling $2.0 million and $1.2 million, respectively, net of income taxes. For the six months ended June 30, 2007 and 2006, we had a loss from discontinued operations totaling $7.1 million and $11.8 million, respectively, net of income taxes. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007 and 2006, have been adjusted to classify the results of these stores as discontinued operations.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
($ in millions, except per			Favorable/	%			Favorable/	%
vehicle data)	2007	2006	(Unfavorable)	Variance	2007	2006	(Unfavorable)	Variance
Revenue:
New vehicle	$2,631.5	$2,884.9	$(253.4)	(8.8)	$5,094.7	$5,513.8	$(419.1)	(7.6)
Used vehicle	1,104.5	1,171.3	(66.8)	(5.7)	2,193.1	2,282.8	(89.7)	(3.9)
Parts and service	653.8	648.2	5.6	.9	1,310.4	1,289.9	20.5	1.6
Finance and insurance, net	152.3	167.6	(15.3)	(9.1)	300.6	316.4	(15.8)	(5.0)
Other	17.2	20.7	(3.5)		34.3	39.5	(5.2)

Total revenue	$4,559.3	$4,892.7	$(333.4)	(6.8)	$8,933.1	$9,442.4	$(509.3)	(5.4)

Gross profit:
New vehicle	$181.4	$210.7	$(29.3)	(13.9)	$360.6	$406.9	$(46.3)	(11.4)
Used vehicle	94.3	103.5	(9.2)	(8.9)	199.0	215.4	(16.4)	(7.6)
Parts and service	287.0	287.7	(.7)	(.2)	573.5	569.9	3.6	.6
Finance and insurance	152.3	167.6	(15.3)	(9.1)	300.6	316.4	(15.8)	(5.0)
Other	10.7	11.8	(1.1)		21.2	22.8	(1.6)

Total gross profit	725.7	781.3	(55.6)	(7.1)	1,454.9	1,531.4	(76.5)	(5.0)
Selling, general and administrative expenses	517.7	548.4	30.7	5.6	1,038.9	1,077.5	38.6	3.6
Depreciation and amortization	21.6	20.7	(.9)		42.8	40.0	(2.8)
Other expenses, net	1.6	.2	(1.4)		1.6	.2	(1.4)

Operating income	184.8	212.0	(27.2)	(12.8)	371.6	413.7	(42.1)	(10.2)
Floorplan interest expense	(33.5)	(36.1)	2.6		(66.0)	(67.0)	1.0
Other interest expense	(26.5)	(25.2)	(1.3)		(53.0)	(37.2)	(15.8)
Other interest expense - senior note repurchases	—	(34.5)	34.5		—	(34.5)	34.5
Interest income	.9	3.1	(2.2)		1.8	6.6	(4.8)
Other gains, net	.8	.7	.1		1.0	.7	.3

Income from continuing operations before income taxes	$126.5	$120.0	$6.5	5.4	$255.4	$282.3	$(26.9)	(9.5)

Retail vehicle unit sales:
New vehicle	85,768	96,932	(11,164)	(11.5)	165,279	184,045	(18,766)	(10.2)
Used vehicle	53,011	57,781	(4,770)	(8.3)	107,111	114,004	(6,893)	(6.0)

	138,779	154,713	(15,934)	(10.3)	272,390	298,049	(25,659)	(8.6)

Revenue per vehicle retailed:
New vehicle	$30,682	$29,762	$920	3.1	$30,825	$29,959	$866	2.9
Used vehicle	$16,602	$16,232	$370	2.3	$16,434	$16,107	$327	2.0
Gross profit per vehicle retailed:
New vehicle	$2,115	$2,174	$(59)	(2.7)	$2,182	$2,211	$(29)	(1.3)
Used vehicle	$1,766	$1,786	$(20)	(1.1)	$1,825	$1,864	$(39)	(2.1)
Finance and insurance	$1,097	$1,083	$14	1.3	$1,104	$1,062	$42	4.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	% 2007	% 2006	% 2007	% 2006
Revenue mix percentages:
New vehicle	57.7	59.0	57.0	58.4
Used vehicle	24.2	23.9	24.6	24.2
Parts and service	14.3	13.2	14.7	13.7
Finance and insurance, net	3.3	3.4	3.4	3.4
Other	.5	.5	.3	.3

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	25.0	27.0	24.8	26.6
Used vehicle	13.0	13.2	13.7	14.1
Parts and service	39.5	36.8	39.4	37.2
Finance and insurance	21.0	21.5	20.7	20.7
Other	1.5	1.5	1.4	1.4

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.9	7.3	7.1	7.4
Used vehicle — retail	10.6	11.0	11.1	11.6
Parts and service	43.9	44.4	43.8	44.2
Total	15.9	16.0	16.3	16.2
Selling, general and administrative expenses	11.4	11.2	11.6	11.4
Operating income	4.1	4.3	4.2	4.4
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.3	70.2	71.4	70.4
Operating income	25.5	27.1	25.5	27.0

	June 30,	June 30,
	2007	2006
Days supply:
New vehicle (industry standard of selling days, including fleet)	56 days	60 days
Used vehicle (trailing 30 days)	44 days	43 days
     The following table details net inventory carrying cost, consisting of floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Variance	2007	2006	Variance
($ in millions)
Floorplan assistance	$24.8	$29.3	$(4.5)	$49.5	$55.4	$(5.9)
Floorplan interest expense	(33.5)	(36.1)	2.6	(66.0)	(67.0)	1.0

Net inventory carrying cost	$(8.7)	$(6.8)	$(1.9)	$(16.5)	$(11.6)	$(4.9)

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. Same store operating results include the results of stores for identical months in both years included in the comparison, starting with the first month of ownership or operation.

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
($ in millions, except per			Favorable/	%			Favorable/	%
vehicle data)	2007	2006	(Unfavorable)	Variance	2007	2006	(Unfavorable)	Variance
Revenue:
New vehicle	$2,610.1	$2,884.9	$(274.8)	(9.5)	$5,038.4	$5,513.8	$(475.4)	(8.6)
Used vehicle	1,096.7	1,170.6	(73.9)	(6.3)	2,169.3	2,281.6	(112.3)	(4.9)
Parts and service	647.3	648.2	(.9)	(.1)	1,293.7	1,289.9	3.8	.3
Finance and insurance, net	152.7	167.9	(15.2)	(9.1)	301.2	316.7	(15.5)	(4.9)
Other	6.6	8.4	(1.8)		13.5	15.5	(2.0)

Total revenue	$4,513.4	$4,880.0	$(366.6)	(7.5)	$8,816.1	$9,417.5	$(601.4)	(6.4)

Gross profit:
New vehicle	$179.5	$210.7	$(31.2)	(14.8)	$355.5	$406.9	$(51.4)	(12.6)
Used vehicle	93.4	102.9	(9.5)	(9.2)	196.6	214.2	(17.6)	(8.2)
Parts and service	283.4	287.1	(3.7)	(1.3)	564.5	568.7	(4.2)	(.7)
Finance and insurance	152.7	167.9	(15.2)	(9.1)	301.2	316.7	(15.5)	(4.9)
Other	6.9	6.7	.2		13.6	13.3	.3

Total gross profit	715.9	775.3	(59.4)	(7.7)	1,431.4	1,519.8	(88.4)	(5.8)

Retail vehicle unit sales:
New vehicle	85,372	96,932	(11,560)	(11.9)	164,282	184,045	(19,763)	(10.7)
Used vehicle	52,875	57,781	(4,906)	(8.5)	106,736	114,004	(7,268)	(6.4)

	138,247	154,713	(16,466)	(10.6)	271,018	298,049	(27,031)	(9.1)

Revenue per vehicle retailed:
New vehicle	$30,573	$29,762	$811	2.7	$30,669	$29,959	$710	2.4
Used vehicle	$16,554	$16,232	$322	2.0	$16,360	$16,108	$252	1.6
Gross profit per vehicle retailed:
New vehicle	$2,103	$2,174	$(71)	(3.3)	$2,164	$2,211	$(47)	(2.1)
Used vehicle	$1,765	$1,788	$(23)	(1.3)	$1,820	$1,865	$(45)	(2.4)
Finance and insurance	$1,105	$1,085	$20	1.8	$1,111	$1,063	$48	4.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	% 2007	% 2006	% 2007	% 2006
Revenue mix percentages:
New vehicle	57.8	59.1	57.1	58.5
Used vehicle	24.3	24.0	24.6	24.2
Parts and service	14.3	13.3	14.7	13.7
Finance and insurance, net	3.4	3.4	3.4	3.4
Other	.2	.2	.2	.2

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	25.1	27.2	24.8	26.8
Used vehicle	13.0	13.3	13.7	14.1
Parts and service	39.6	37.0	39.4	37.4
Finance and insurance	21.3	21.7	21.0	20.8
Other	1.0	.8	1.1	.9

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.9	7.3	7.1	7.4
Used vehicle — retail	10.7	11.0	11.1	11.6
Parts and service	43.8	44.3	43.6	44.1
Total	15.9	15.9	16.2	16.1

New Vehicle

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2007	2006	(Unfavorable)	Variance	2007	2006	(Unfavorable)	Variance
Reported:
Revenue	$2,631.5	$2,884.9	$(253.4)	(8.8)	$5,094.7	$5,513.8	$(419.1)	(7.6)
Gross profit	$181.4	$210.7	$(29.3)	(13.9)	$360.6	$406.9	$(46.3)	(11.4)
Retail vehicle unit sales	85,768	96,932	(11,164)	(11.5)	165,279	184,045	(18,766)	(10.2)
Revenue per vehicle retailed	$30,682	$29,762	$920	3.1	$30,825	$29,959	$866	2.9
Gross profit per vehicle retailed	$2,115	$2,174	$(59)	(2.7)	$2,182	$2,211	$(29)	(1.3)
Gross profit as a percentage of revenue	6.9%	7.3%			7.1%	7.4%
Days supply (industry standard of selling days, including fleet)	56 days	60 days
Same Store:
Revenue	$2,610.1	$2,884.9	$(274.8)	(9.5)	$5,038.4	$5,513.8	$(475.4)	(8.6)
Gross profit	$179.5	$210.7	$(31.2)	(14.8)	$355.5	$406.9	$(51.4)	(12.6)
Retail vehicle unit sales	85,372	96,932	(11,560)	(11.9)	164,282	184,045	(19,763)	(10.7)
Revenue per vehicle retailed	$30,573	$29,762	$811	2.7	$30,669	$29,959	$710	2.4
Gross profit per vehicle retailed	$2,103	$2,174	$(71)	(3.3)	$2,164	$2,211	$(47)	(2.1)
Gross profit as a percentage of revenue	6.9%	7.3%			7.1%	7.4%
     The following table details net inventory carrying cost, consisting of floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Variance	2007	2006	Variance
($ in millions)
Floorplan assistance	$24.8	$29.3	$(4.5)	$49.5	$55.4	$(5.9)
Floorplan interest expense	(33.5)	(36.1)	2.6	(66.0)	(67.0)	1.0

Net inventory carrying cost	$(8.7)	$(6.8)	$(1.9)	$(16.5)	$(11.6)	$(4.9)

     Reported new vehicle performance for the three and six months ended June 30, 2007 benefited from the impact of acquisitions when compared to same store performance.
     Same store new vehicle revenue for the three and six months ended June 30, 2007 decreased compared to the same period in 2006 primarily as a result of a decrease in same store unit volume, particularly in California and Florida, driven in part by continued weakness in the housing market. To the extent that we continue to see weakness in the housing market, we anticipate that our sales trends will be adversely impacted. Additionally, we continued to see a decline in sales of domestic brands in our markets, which we expect to continue. These volume decreases were partially offset by an increase in same store average revenue per unit retailed, primarily as a result of the continued shift in our brand mix to premium luxury brands.

     Same store gross profit per vehicle retailed and gross profit as a percentage of revenue decreased as a result of a challenging retail environment, partially offset by the shift in our sales mix to more premium luxury brands.
     At June 30, 2007, our new vehicle inventories were at $1.8 billion or 56 days compared to new vehicle inventories of $1.9 billion or 51 days supply at December 31, 2006 and $2.2 billion or 60 days at June 30, 2006.
     The net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers) for the three and six months ended June 30, 2007 was $8.7 million and $16.5 million, respectively, an increase of $1.9 million and $4.9 million, respectively, compared to the same periods in 2006.

Used Vehicle

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2007	2006	(Unfavorable)	Variance	2007	2006	(Unfavorable)	Variance
Reported:

Retail revenue	$880.1	$937.9	$(57.8)	(6.2)	$1,760.3	$1,836.3	$(76.0)	(4.1)
Wholesale revenue	224.4	233.4	(9.0)	(3.9)	432.8	446.5	(13.7)	(3.1)

Total revenue	$1,104.5	$1,171.3	$(66.8)	(5.7)	$2,193.1	$2,282.8	$(89.7)	(3.9)

Retail gross profit	$93.6	$103.2	$(9.6)	(9.3)	$195.5	$212.5	$(17.0)	(8.0)
Wholesale gross profit	0.7	0.3	0.4		3.5	2.9	0.6

Total gross profit	$94.3	$103.5	$(9.2)	(8.9)	$199.0	$215.4	$(16.4)	(7.6)

Retail vehicle unit sales	53,011	57,781	(4,770)	(8.3)	107,111	114,004	(6,893)	(6.0)
Revenue per vehicle retailed	$16,602	$16,232	$370	2.3	$16,434	$16,107	$327	2.0
Gross profit per vehicle retailed	$1,766	$1,786	$(20)	(1.1)	$1,825	$1,864	$(39)	(2.1)
Gross profit as a percentage of revenue	10.6%	11.0%			11.1%	11.6%
Days supply (trailing 30 days)	44 days	43 days

Same Store:
Retail revenue	$875.3	$937.9	$(62.6)	(6.7)	$1,746.2	$1,836.4	$(90.2)	(4.9)
Wholesale revenue	221.4	232.7	(11.3)	(4.9)	423.1	445.2	(22.1)	(5.0)

Total revenue	$1,096.7	$1,170.6	$(73.9)	(6.3)	$2,169.3	$2,281.6	$(112.3)	(4.9)

Retail gross profit	$93.3	$103.3	$(10.0)	(9.7)	$194.3	$212.6	$(18.3)	(8.6)
Wholesale gross profit	.1	(.4)	.5		2.3	1.6	.7

Total gross profit	$93.4	$102.9	$(9.5)	(9.2)	$196.6	$214.2	$(17.6)	(8.2)

Retail vehicle unit sales	52,875	57,781	(4,906)	(8.5)	106,736	114,004	(7,268)	(6.4)
Revenue per vehicle retailed	$16,554	$16,232	$322	2.0	$16,360	$16,108	$252	1.6
Gross profit per vehicle retailed	$1,765	$1,788	$(23)	(1.3)	$1,820	$1,865	$(45)	(2.4)
Gross profit as a percentage of revenue	10.7%	11.0%			11.1%	11.6%
     Reported used vehicle performance for the three and six months ended June 30, 2007 benefited from the impact of acquisitions when compared to same store performance.
     Same store retail used vehicle revenue for the three and six months ended June 30, 2007 decreased compared to the same period in 2006 primarily as a result of a decrease in same store unit volume, partially offset by an increase in same store average revenue per unit retailed. Same store unit volume decreased as a result of a challenging retail environment, particularly in Florida. To the extent that we continue to see weakness in the housing market, we anticipate that our sales trends will be adversely impacted. We also saw a decrease in used vehicle sales volumes in our domestic brand stores in our markets. Same store revenue per vehicle retailed for the three and six months ended June 30, 2007 increased due to a shift in our sales mix to import luxury vehicles. Same store retail gross profit per vehicle retailed for the three and six months ended June 30, 2007 decreased primarily as a result of an increase in the average cost of our used vehicle inventory.
     Used vehicle inventories were at $372.6 million or 44 days supply at June 30, 2007 compared to $301.9 million or 42 days supply at December 31, 2006 and $372.9 million or 43 days at June 30, 2006.

Parts and Service

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2007	2006	(Unfavorable)	Variance	2007	2006	(Unfavorable)	Variance
Reported:
Revenue	$653.8	$648.2	$5.6	.9	$1,310.4	$1,289.9	$20.5	1.6
Gross profit	$287.0	$287.7	$(0.7)	(.2)	$573.5	$569.9	$3.6	.6
Gross profit as a percentage of revenue	43.9%	44.4%			43.8%	44.2%

Same Store:
Revenue	$647.3	$648.2	$(0.9)	(.1)	$1,293.7	$1,289.9	$3.8	.3
Gross profit	$283.4	$287.1	$(3.7)	(1.3)	$564.5	$568.7	$(4.2)	(.7)
Gross profit as a percentage of revenue	43.8%	44.3%			43.6%	44.1%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs. Reported parts and service revenue and gross profit for the three and six months ended June 30, 2007 benefited from the impact of acquisitions when compared to same store performance.
     Same store parts and service revenue decreased slightly in the three months ended June 30, 2007 due primarily to a decrease in warranty business, partially offset by increases in customer-paid work for parts and service and wholesale parts sales. Same store parts and service revenue increased during the six months ended June 30, 2007 due to increases in customer-paid work for parts and service and wholesale parts sales, partially offset by a decrease in warranty business. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs and lower vehicle sales volume.
     Same store parts and service gross profit and gross profit as a percentage of revenue decreased during the three and six months ended June 30, 2007, primarily as a result of the greater percentage of revenue from lower-margin wholesale parts sales.

Finance and Insurance

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2007	2006	(Unfavorable)	Variance	2007	2006	(Unfavorable)	Variance
Reported:
Revenue and gross profit	$152.3	$167.6	$(15.3)	(9.1)	$300.6	$316.4	$(15.8)	(5.0)
Gross profit per vehicle retailed	$1,097	$1,083	$14	1.3	$1,104	$1,062	$42	4.0
Same Store:
Revenue and gross profit	$152.7	$167.9	$(15.2)	(9.1)	$301.2	$316.7	$(15.5)	(4.9)
Gross profit per vehicle retailed	$1,105	$1,085	$20	1.8	$1,111	$1,063	$48	4.5
     Reported and same store finance and insurance revenue and gross profit decreased during the three and six months ended June 30, 2007, primarily as a result of the adverse impact of lower new and used sales volumes. Reported and same store finance and insurance revenue and gross profit per vehicle retailed benefited from higher new and used vehicle prices and an increase in finance and insurance product sales per customer. Improvements were also driven by our continued emphasis on training and certification of store associates, particularly in third and fourth quartile stores and on maximizing our preferred lender relationships.

Operating Expenses
Selling, General and Administrative Expenses
     During the three months ended June 30, 2007, selling, general and administrative expenses decreased $30.7 million or 5.6%. During the six months ended June 30, 2007, selling, general and administrative expenses decreased $38.6 million or 3.6%. As a percentage of total gross profit, selling, general and administrative expenses increased to 71.3% for the three months ended June 30, 2007 from 70.2% for the three months ended June 30, 2006. Selling, general and administrative expenses as a percentage of total gross profit increased to 71.4% for the six months ended June 30, 2007 from 70.4% for the six months ended June 30, 2006. These increases are primarily due to a de-leveraging of our cost structure, attributable to the decrease in total vehicle gross profit.
Non-Operating Income (Expense)
Floorplan Interest Expense
     Floorplan interest expense was $33.5 million and $36.1 million for the three months ended June 30, 2007 and 2006, respectively. Floorplan interest expense was $66.0 million and $67.0 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in 2007 compared to 2006 is primarily the result of lower inventory levels, partially offset by higher interest rates.
Other Interest Expense
     Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility and outstanding senior unsecured notes. Other interest expense was $26.5 million and $25.2 million for the three months ended June 30, 2007 and 2006, respectively. Other interest expense was $53.0 million and $37.2 million for the six months ended June 30, 2007 and 2006, respectively.
     The increase in other interest expense in the first six months of 2007 compared to 2006 is primarily due to additional debt incurred in connection with our April 2006 share buyback, which was accretive to earnings per share, partially offset by the repurchase of our 9% senior unsecured notes and repayments of mortgage facilities during 2006.
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
Provision for (Benefit from) Income Taxes
     Our effective income tax rate was 37.3% and 38.4% for the three months ended June 30, 2007 and 2006, respectively, and 36.6% and 39.2% for the six months ended June 30, 2007 and 2006, respectively. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

     As of June 30, 2007, the Company had $74.1 million of unrecognized tax benefits recorded in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). As a result of the high level of uncertainty regarding the timing of cash flows related to these unrecognized benefits, the settlement periods and amounts cannot be determined. See Note 6, Income Taxes of Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion of income taxes, including the adoption of FIN 48.
Financial Condition
     At June 30, 2007, we had $31.2 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2007, surety bonds, letters of credit and cash deposits totaled $121.9 million, including $91.0 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
     In connection with the issuance of the new senior unsecured notes, we amended our existing credit agreement in April 2006 to provide: (1) a $675.0 million revolving credit facility that provided for various interest rates on borrowings generally at LIBOR plus .80%, and (2) a $600.0 million term loan facility that provided for interest at a rate equal to LIBOR plus 1.25%. In December 2006, the borrowing capacity of the revolving credit facility was increased to $700.0 million under the amended credit agreement. The amended credit agreement, which includes the new term loan facility, was set to terminate on July 14, 2010, and is guaranteed by substantially all of our subsidiaries.
     The credit spread charged for the revolving credit facility is impacted by our senior unsecured credit ratings. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $91.0 million at June 30, 2007.
     In April 2006, the proceeds of the new senior unsecured notes and term loan facility, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to our debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium and other financing costs related to our debt tender offer was expensed during the six months ended June 30, 2006.

     In July 2007, we completed a second amendment of the credit agreement. Under the terms of the second amendment, the interest rate on the term loan facility decreased from LIBOR plus 1.25% to LIBOR plus .875% and the interest rate on the revolving credit facility decreased from LIBOR plus .80% to LIBOR plus .725%. The credit spread charged for the revolving credit facility will continue to be based upon our senior unsecured credit ratings. Additionally, the credit agreement termination date was extended to July 2012 and certain other terms and conditions were modified as a result of this amendment.
     At June 30, 2007, we also had $14.1 million of 9% senior unsecured notes due August 1, 2008 at par, which are guaranteed by substantially all of our subsidiaries.
     At June 30, 2007, we had $113.8 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The facility, which utilizes LIBOR-based interest rates, averaged 6.7% and 6.1% for the six months ended June 30, 2007 and 2006, respectively. The mortgage facility is secured by mortgages on certain of our store properties.
     During the first six months of 2007, we repurchased 11.0 million shares of our common stock for an aggregate purchase price of $239.9 million (average purchase price per share of $21.77). There was approximately $352.5 million available for share repurchases authorized by our Board of Directors as of June 30, 2007.
     Future share repurchases are subject to limitations contained in the indenture relating to our new senior unsecured notes. While we expect to continue repurchasing shares in the future, the decision to make additional share repurchases will be based on such factors as the market price of our common stock, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses.
     At June 30, 2007 and December 31, 2006, vehicle floorplan payable-trade totaled $1.6 billion and $2.0 billion, respectively. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $456.0 million and $228.9 million, at June 30, 2007 and December 31, 2006, respectively, and represents amounts payable borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. Our floorplan facilities are at LIBOR-based rates of interest. Floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our manufacturer agreements generally require the manufacturer to have the ability to draft against the floorplan facilities so the floorplan lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain operational covenants. At June 30, 2007, we were in compliance with such covenants in all material respects. At June 30, 2007, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.6 billion, of which $2.1 billion total was outstanding.
Cash Flows
     Cash and cash equivalents decreased by $21.4 million during the six months ended June 30, 2007 and decreased by $209.2 million during the six months ended June 30, 2006. The major components of these changes are discussed below.

Cash Flows — Operating Activities
     Cash provided by (used in) operating activities was $(29.7) million and $153.1 million during the six months ended June 30, 2007 and 2006, respectively.
     Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital including changes in vehicle floorplan payable-trade (vehicle floorplan payables with the automotive manufacturers’ captive finance subsidiary for the related franchise), which directly relates to changes in new vehicle inventory for those franchises. On November 30, 2006, General Motors (“GM”) completed the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. GMAC will remain the exclusive provider of GM-sponsored auto finance programs and is expected to continue to provide GM dealers and their customers with the same financial products and services which were in place with us before the sale. However, as a result of this sale, we have treated new vehicles financed after this change in GMAC ownership control (totaling $389.0 million and $134.3 million at June 30, 2007 and December 31, 2006, respectively) as vehicle floorplan non-trade, with related changes as financing cash flows. Vehicles financed by GMAC prior to this transaction (totaling $35.0 million at June 30, 2007) continue to be classified as floorplan-trade with related changes as operating cash flows.
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
     Capital expenditures were $79.2 million and $48.9 million during the six months ended June 30, 2007 and 2006, respectively. We project that 2007 full year capital expenditures will be approximately $140.0 million, excluding acquisition related spending, lease buyouts, and land purchases for future sites.
     Total cash used in business acquisitions, net of cash acquired, was $.8 million and $67.2 million for the six months ended June 30, 2007 and 2006, respectively, when we acquired one automotive retail franchise and related assets in each period. Additionally, during the six months ended June 30, 2006, we paid $.2 million in cash for the deferred purchase price for certain prior year automotive retail acquisitions.
Cash Flows — Financing Activities
     Cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity and changes in vehicle floorplan payable-non-trade.
     We repurchased 11.0 million shares of our common stock for an aggregate purchase price of $239.9 million during the six months ended June 30, 2007 (average purchase price per share of $21.77). There was approximately $352.5 million available for share repurchases authorized by the Company’s Board of Directors as of June 30, 2007. Future share repurchases are subject to limitations contained in the indenture relating to the Company’s senior unsecured notes.
     During the six months ended June 30, 2007 and 2006, proceeds from the exercise of stock options were $88.6 million (average per share of $14.31) and $51.6 million (average per share of $13.41), respectively.

     In April 2006, we sold $300.0 million of floating rate senior unsecured notes due April 15, 2013 and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. In connection with the issuance of the new senior unsecured notes, we amended our existing credit agreement to provide: (1) a $675 million revolving credit facility and (2) a $600.0 million term loan. In December 2006, the borrowing capacity of the revolving credit facility was increased to $700.0 million under the amended credit agreement.
     The proceeds of the new senior unsecured notes and term loan borrowings, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for aggregate total consideration of $339.8 million ($334.2 million of principal and tender premium and $5.6 million of accrued interest) pursuant to our debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium ($24.8 million) and other debt financing costs ($9.7 million) related to our debt tender offer was expensed during the three months ended June 30, 2006. During the six months ended June 30, 2006, we repurchased 3.1 million additional shares of our common stock for a purchase price of $67.0 million.
     During the six months ended June 30, 2007, we borrowed $436 million and repaid $475 million outstanding under our revolving credit facility, for net repayments of $39 million. During the six months ended June 30, 2007 and 2006, we also repaid $2.2 million and $2.8 million, respectively, of amounts outstanding under our mortgage facilities.
     Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling $227.0 million and $(34.1) million for the six months ended June 30, 2007 and 2006, respectively. A portion of the change in vehicle floorplan payable-non-trade in the six months ended June 30, 2007 relates to the reclassification of GMAC-financed vehicles from floorplan-trade to floorplan-non-trade, as a result of GM’s sale of a majority stake in GMAC, effective November 30, 2006, as described above and in Note 3 to the Notes to the Unaudited Condensed Consolidated Financial Statements.
Liquidity
     We believe that our funds generated through future operations and availability of borrowings under our secured floorplan facilities (for new vehicles) and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations, commitments and contingencies and meet any seasonal operating requirements for the foreseeable future. We expect to remain in compliance with covenants of our various financing agreements. At June 30, 2007, unused availability under our revolving credit facility totaled $453.0 million.
     We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our new senior unsecured notes restricts our ability to declare cash dividends.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure is changing LIBOR-based interest rates. At June 30, 2007 and December 31, 2006, fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $358.8 million and $360.5 million, respectively, and had a fair value of $355.5 million and $363.4 million, respectively. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions.
Interest Rate Risk
     At June 30, 2007 and December 31, 2006, we had total variable rate vehicle floorplan payable totaling $2.1 billion and $2.2 billion, respectively. Based on these amounts at June 30, 2007 and December 31, 2006, a 100 basis point change in interest rates would result in an approximate $21.0 million and $22.3 million, respectively, change to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
     At both June 30, 2007 and December 31, 2006, we had other variable rate debt outstanding totaling $1.2 billion. Based on the amounts outstanding at June 30, 2007 and December 31, 2006, a 100 basis point change in interest rates would result in an approximate $11.7 million and $12.1 million, respectively, change to interest expense.
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
     We continue to centralize certain key store-level accounting and administrative activities in our operating regions, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the stores and centralizing in a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations and certain accounts receivable). We have substantially implemented the core phase in 161 of our 249 stores as of June 30, 2007.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2007. See Note 7 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number
			of Shares
			Purchased as	Maximum Dollar
	Total	Avg.	Part of	Value of Shares That
	Number of	Price	Publicly	May Yet Be Purchased
	Shares	Paid Per	Announced	Under The Programs
Period	Purchased	Share	Programs	(in millions)(1)(2)
April 1, 2007 to April 30, 2007	100,000	$20.61	100,000	$540.0

May 1, 2007 to May 31, 2007	5,165,000	$21.23	5,165,000	$430.4

June 1, 2007 to June 30, 2007	3,458,600	$22.53	3,458,600	$352.5

	8,723,600		8,723,600

(1)	Future share repurchases are subject to limitations contained in the indenture for the Company’s senior unsecured notes.

(2)	Shares are repurchased under our stock repurchase program approved by the Company’s Board of Directors, which in June 2006 authorized the Company to repurchase up to $250.0 million of shares. During the quarter ended June 30, 2007, the repurchases under this program were completed. In April 2007, the Company’s Board of Directors authorized an additional $500.0 million share repurchase program, which does not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s annual meeting of shareholders held on May 9, 2007, the shareholders of the Company voted on the following matters:
1.	The election of eight directors, each for a term expiring at the next Annual Meeting or until their successors are duly elected and qualified.

2.	The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for 2007.

3.	The adoption of the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.

4.	The adoption of the AutoNation, Inc. Senior Executive Incentive Bonus Plan.

5.	The adoption of a stockholder proposal asking our Board of Directors to amend AutoNation’s bylaws to provide holders of at least 10% of our outstanding common stock the right to call a special meeting.
     All of the director nominees were elected based on the following votes:

Director Nominee	Votes Cast For	Votes Withheld
Robert J. Brown	195,559,659	1,773,268
Rick L. Burdick	188,076,169	9,256,758
William C. Crowley	189,400,001	7,932,926
Kim C. Goodman	196,375,542	957,385
Robert R. Grusky	196,374,675	958,252
Mike Jackson	194,072,066	3,260,861
Michael E. Maroone	195,054,125	2,278,802
Carlos A. Migoya	196,374,676	958,251
     The appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2007 was ratified based on the following votes:

Votes Cast For	Votes Cast Against	Votes Abstained
195,301,172	1,320,801	710,954
     The adoption of the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan was approved based on the following votes:

Votes Cast For	Votes Cast Against	Votes Abstained
156,415,126	17,053,866	889,369
     The adoption of the AutoNation, Inc. Senior Executive Bonus Plan was approved based on the following votes:

Votes Cast For	Votes Cast Against	Votes Abstained
191,075,637	5,393,278	864,012

     The adoption of the stockholder proposal asking our Board of Directors to amend AutoNation’s bylaws to provide holders of at least 10% of our outstanding common stock the right to call a special meeting was not approved based on the following votes:

Votes Cast For	Votes Cast Against	Votes Abstained	Broker Non-Votes
57,921,195	115,497,195	939,971	22,974,566
ITEM 6. EXHIBITS
     (a) Exhibits:

10.1	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (adopted by AutoNation’s Board of Directors on February 5, 2007 and stockholders on May 9, 2007) (incorporated by reference to Exhibit 10.17 of AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 27, 2007)

10.2	AutoNation, Inc. 2007 Senior Executive Bonus Plan (adopted by AutoNation’s Board of Directors on February 5, 2007 and stockholders on May 9, 2007) (incorporated by reference to Exhibit 10.18 of AutoNation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 27, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
Exhibits 10.1 and 10.2 are management contracts or compensatory plans, contracts or arrangements.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, AutoNation, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.
By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President — Corporate Controller (DULY AUTHORIZED OFFICER AND PRINCIPAL ACCOUNTING OFFICER)

     Date: July 26, 2007