Form 10-K
period 2007-12-31
AUTONATION INC /FL
filed 2008-02-28
CIK 350698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-13107
AutoNation, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1105145
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

110 S.E. 6TH STREET, FORT LAUDERDALE, FLORIDA	33301 (Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

As of June 29, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3.4 billion based on the closing price of the common stock on The New York Stock Exchange on such date.

As of February 26, 2008, the registrant had 180,018,415 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

INDEX

TO FORM 10-K

PART I

ITEM 1.  BUSINESS

Introduction

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2007, we owned and operated 322 new vehicle franchises from 244 dealerships located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe are some of the most recognizable and well-known in our key markets, sell 38 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold in 2007, are manufactured by Toyota, Ford, General Motors, Honda, Nissan, Chrysler, Daimler, and BMW.

We operate in a single operating and reporting segment, automotive retailing. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products, and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, implementing standardized processes, and increasing productivity across all of our stores.

We were incorporated in Delaware in 1991. Our common stock, par value $.01 per share, is listed on The New York Stock Exchange under the symbol “AN.” For information concerning our financial condition, results of operations, and related financial data, you should review the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business, operations, financial performance, and cash flows that we describe below under “Risk Factors.”

For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

Availability of Reports and Other Information

Our corporate website is located at http://corp.AutoNation.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission (the “Commission”). We also make available on our website copies of materials regarding our corporate governance policies and practices, including the AutoNation, Inc. Corporate Governance Guidelines, our company-wide Code of Business Ethics, our Code of Ethics for Senior Officers, our Code of Business Ethics for the Board of Directors, and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations Department, AutoNation, Inc., 110 S.E. 6th Street, Fort Lauderdale, Florida 33301. In addition, the Commission’s website is located at http://www.sec.gov. The Commission makes available on this website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

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

Our strategies are supported by our use of information technology. We use the Internet to develop and acquire customer leads and referrals, and we leverage information technology to enhance our customer relationships.

A key component of our strategy is to maximize the return on investment generated by the use of cash flow that our business generates. We expect to use our cash flow to make capital investments in our current business, to complete dealership acquisitions, and to repurchase our common stock pursuant to our Board-authorized share repurchase programs. Our capital allocation decisions will be based on such factors as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our return on investment target, and limitations set forth in our debt agreements. We also divest non-core stores in order to improve our portfolio of stores in furtherance of our brand portfolio strategy as described in the next paragraph and also to generate sales proceeds that can be reinvested at a higher expected rate of return.

As part of our business strategy, our acquisition and divestiture program has been and is designed to improve our store brand portfolio by diversifying our store mix more towards volume import and premium luxury brands. In 1999, approximately 60% of our new vehicle revenue was attributable to our domestic franchises (consisting of General Motors, Ford, and Chrysler franchises), while approximately 40% was attributable to import and premium luxury franchises. In 2007, approximately 65% of our new vehicle revenue was generated by import and premium luxury franchises and approximately 35% was generated by domestic franchises. For the foreseeable future, we intend to continue focusing on improving our brand portfolio by increasing our mix of higher volume import and premium luxury stores.

Deliver a Positive Customer Experience

Our goal is to deliver a positive customer experience at our stores. Our efforts to improve our customers’ experience at our stores include the following practices and initiatives in key areas of our business:

•	Improving Customer Service: The success of our stores depends in significant part on our ability to deliver positive experiences to our customers. We have developed and implemented standardized customer-friendly sales and service processes, including a customer-friendly sales menu designed to provide clear disclosure of purchase or lease transaction terms. We believe these processes improve the sales and service experiences of our customers. We emphasize the importance of customer satisfaction to our key store personnel by basing a portion of their compensation on the quality of customer service they provide in connection with vehicle sales and service.

•	Increasing Parts and Service Sales: Our goal is that our customers will use us for all of their vehicle service needs. Our key initiatives for our parts and service business are focused on optimizing our processes, pricing, and promotion. We have implemented across all of our stores standardized service processes and marketing communications, which are designed to ensure that we offer our existing and potential customers the complete range of vehicle maintenance and repair services. Our service processes and marketing communications are focused on increasing our customer-pay service and parts business. As a result of our significant scale, we believe we can communicate frequently and effectively with our customers. We optimize our pricing to maintain a competitive offering for commonly performed vehicle services and repairs for like-brand vehicles within each of our markets.

•	Increasing Finance, Insurance and Other Aftermarket Product Sales: We continue to improve our finance and insurance business by using our standardized processes across our store network. Our customers are presented with the “AutoNation Pledge,” which provides clear disclosure relating to the finance and insurance sales process, and with a customer-friendly finance and insurance menu, which is designed to ensure that we offer our customers the complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We believe the combination of our pledge and our menu improves our customers’ shopping experience for finance and insurance products at our stores. We offer our customers aftermarket products such as extended service contracts, maintenance programs, theft deterrent systems and various insurance products. We continue to focus on optimizing the mix of finance sources available for our customers’ convenience.

Leverage Our Significant Scale

We leverage our scale as the largest automotive retailer in the United States to further improve our cost structure by obtaining significant cost savings in our business. The following practices and initiatives reflect our commitment to leveraging our scale and managing cost:

•	Managing New Vehicle Inventories: We manage our new vehicle inventories to optimize our stores’ supply and mix of vehicle inventory. Through the use of our planning and tracking systems in markets where our stores have critical mass in a particular brand, we view new vehicle inventories at those same brand stores in the aggregate and coordinate vehicle ordering and inventories across those stores. We manage our new vehicle inventory to achieve specific days supply targets. We also target our new vehicle inventory purchasing to our core, or most popular, model packages. We are focused on maintaining appropriate inventory levels in order to minimize carrying costs. We believe our inventory management enables us to (1) respond to customer requests better than independent retailers in the markets where we have a critical mass in a particular brand, (2) minimize carrying costs by maintaining lower days supply, and (3) better plan and forecast inventory levels.

•	Increasing Used Vehicle Sales and Managing Used Vehicle Inventories: Each of our stores offers a variety of used vehicles. We believe that we have access to desirable used vehicle inventory and are in a position to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which we believe are improving consumers’ attitudes toward used vehicles. Our used vehicle business strategy is focused on (1) utilizing our web-based vehicle inventory management system to leverage our local market inventory and optimize our supply, mix, and pricing, (2) managing our used vehicle inventory to enable us to offer our customers a wide selection of desirable lower-cost vehicles, which are often in high demand by consumers, and (3) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size. We have deployed used vehicle specialists in each of our key markets to assist us in executing our strategy.

•	Managing Costs: We actively manage our business and leverage our scale to reduce costs. We continue to focus on developing national vendor relationships to standardize our stores’ approach to purchasing certain equipment, supplies, and services, and to improve our cost efficiencies. As an example, we realize cost efficiencies with respect to advertising and facilities maintenance that are generally not available to smaller retailers.

Increase Productivity

The following are examples of key initiatives we have implemented to increase productivity:

•	Managing Employee Productivity and Compensation: We continue to enhance standardized compensation guidelines and common element pay plans at our stores. These guidelines and pay plans take into account our sales volume, customer satisfaction, gross margin objectives, vehicle brand, and the size of the store. Our goals are to improve employee productivity, to reward and retain high-performing employees, and to ensure appropriate variability of our compensation expense.

•	Using Information Technology: We are leveraging information technology to enhance our customer relationships and increase productivity. We use a web-based customer relationship management tool across all of our stores. We believe this tool enables us to promote and sell our vehicles and other products more effectively by allowing us to better understand our customer traffic flows and better manage our showroom sales processes and customer relationships. We have developed a company-wide customer database that contains information on our stores’ existing and potential customers. We believe our customer database enables us to implement more effectively our vehicle sales and service marketing programs. We expect our customer database and other tools to empower us to implement our customer relationship strategy more effectively and improve our productivity.

•	Training Employees: One of our key initiatives to improve our productivity is our customized comprehensive training program for key store employees. We believe that having well-trained personnel is an essential requirement for implementing standardized operating practices and policies across all of our stores. Our training program educates our key store employees about their respective job roles and responsibilities and our standardized processes in all of our areas of operation, including sales, finance and insurance, and parts and service. Our training program also emphasizes the importance of conducting our operations, including our finance and insurance sales operations, in accordance with applicable laws and regulations and our policies and ethical standards. As part of our training program, we conduct specialized training for certain of our store employees in areas such as finance and insurance, fixed operations, and sales. We also require all of our employees, from our senior management to our technicians, to participate in our Business Ethics Program, which includes web-based interactive training programs, live training workshops, written manuals, and videos on specific topics. We also run the AutoNation General Manager University to prepare our future general manager prospects to become well-rounded successful leaders of our stores. We expect our comprehensive training program to improve our productivity by ensuring that all of our employees consistently execute our business strategy and manage our daily operations in accordance with our common processes and policies, applicable laws and regulations, and our high standards of business ethics.

Build Powerful Local-Market Brands

In many of our key markets where we have significant presence, we are marketing our non-premium luxury stores under a local retail brand. We continue to position these local retail brands to communicate to customers the key features that we believe differentiate our stores in our branded markets from our competitors, such as the large inventory available for customers, our sales, service, and finance and insurance standardized processes, and the competitive pricing we offer for widely available services. We believe that by having our stores within each local market speak with one voice to the automobile-buying public, we can achieve marketing and advertising cost savings and efficiencies that generally are not available to many of our local competitors. We also believe that we can create strong retail brand awareness in our markets.

We have fifteen local brands in our key markets, including “Maroone” in South Florida; “GO” in Denver, Colorado; “AutoWay” in Tampa, Florida; “Bankston” in Dallas, Texas; “Courtesy” in Orlando, Florida; “Desert” in Las Vegas, Nevada; “Team” in Atlanta, Georgia; “Mike Shad” in Jacksonville, Florida; “Dobbs” in Memphis, Tennessee; “Fox” in Baltimore, Maryland; “Mullinax” in Cleveland, Ohio; “Appleway” in Spokane, Washington; “Champion” in South Texas; “Power” in Southern California and Arizona; and “AutoWest” in Northern California. The stores we operate under local retail brands as of December 31, 2007, accounted for approximately 61% of our total revenue during fiscal 2007.

Operations

Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same franchise. Accordingly, we depend in large part on the automotive manufacturers and distributors to provide us with high-quality vehicles that customers desire and to supply us with such vehicles at suitable quantities and prices and at the right times. Our operations, particularly our sales of new vehicles, are impacted by the sales incentive programs conducted by the automotive manufacturers to spur consumer demand for their vehicles. These sales incentive programs are often not announced in advance and therefore can be difficult to plan for when ordering inventory. We generally acquire used vehicles from customer trade-ins, auctions, lease terminations, and other sources. We generally recondition used vehicles acquired for retail sale at our stores’ service facilities and capitalize costs related thereto as used vehicle inventory. Used vehicles that we do not sell at our stores generally are sold at wholesale through auctions.

We offer a wide variety of financial products and services to our customers. We arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, in exchange for a commission payable to us. Commissions that we receive may be subject to chargeback, in full or in part, if loans that we arrange default or are prepaid or upon other specified circumstances. However, our exposure to loss in connection with these financing arrangements generally is limited to the commissions that we receive. We do not directly finance our customers’ vehicle leases or purchases.

We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The vehicle protection products that our stores currently offer to customers are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements. Commissions that we receive from these third-party providers may be subject to chargebacks, in full or in part, if products that we sell, such as extended service contracts, are cancelled.

Our stores also provide a wide range of vehicle maintenance, repair, paint, and collision repair services, including warranty work that can be performed only at franchised dealerships and customer-pay service work.

Sales and Marketing

We retailed approximately 540,000 new and used vehicles through our stores in 2007. We sell a broad range of well-known vehicle brands within each of our markets.

Our marketing efforts focus on mass marketing and targeted marketing in our local markets and are designed to build our business with a broad base of repeat, referral, and new customers. We engage in marketing and advertising primarily through newspapers, radio, television, direct mail, and outdoor billboards in our local markets. As we have consolidated our operations in certain of our key markets under one local retail brand name, we have been able to focus our efforts on building consumer awareness of the selected local retail brand name rather than on the individual legacy names under which many of our stores operated prior to their acquisition by us. We also continue to develop newspaper, television, and radio advertising campaigns that we can modify for use in multiple local markets. We realize cost efficiencies with respect to advertising expenses that are not generally available to smaller retailers due to our ability to obtain efficiencies in developing advertising campaigns and our ability to gain volume discounts and other concessions as we increase our presence within our key markets and operate our non-premium luxury stores under a single retail brand name in our local markets.

We also have been able to use our significant scale to market our stores and vehicle inventory via the Internet. According to industry analysts, the majority of new car buyers nationwide consult the Internet for new car information, which is resulting in better-informed customers and a more efficient sales process. As part of our e-commerce marketing strategy, we are focused on (1) developing websites and an Internet sales process that appeal to on-line automobile shoppers, (2) obtaining high visibility on the Internet through alliances with Internet search engines, such as Google, through our own websites, and through strategic partnerships and alliances with e-commerce companies, and (3) developing and maintaining a cost structure that permits us to operate efficiently.

Agreements with Vehicle Manufacturers

We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described in the following paragraph, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction), which, if we do not satisfy, adversely impact our ability to make further acquisitions of such manufacturer’s stores or could result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits (nationally, regionally, and in local markets) on the number of stores that we may acquire of the particular manufacturer and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our board of directors during a specified time period, the acquisition of 20% or more of the voting stock of our company by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity, or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our $300 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300 million aggregate principal amount of 7% senior unsecured notes due 2014 (collectively referred to herein as the “senior unsecured notes”) or the amended credit agreement for our revolving credit facility and term loan facility.

We operate each of our new vehicle stores under a franchise agreement with a vehicle manufacturer or distributor. The franchise agreements grant the franchised automotive store a non-exclusive right to sell the manufacturer or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our stores the right to use the manufacturer or distributor’s trademarks in connection with their operations, and they also impose numerous operational requirements and restrictions relating to inventory levels, working capital levels, the sales process, marketing and branding, showroom and service facilities and signage, personnel, changes in management, and monthly financial reporting, among other things. The contractual terms of our stores’ franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases manufacturers have undertaken to renew such franchises upon expiration so long as the store is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Our stores’ franchise agreements provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes (including performance deficiencies in such areas as sales volume, sales effectiveness, and customer satisfaction). However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. From time to time, certain manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. We generally work with these manufacturers to address the asserted performance issues. For additional information, please refer to the risk factor captioned “We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores” in the “Risk Factors” section of this document.

Regulations

Automotive and Other Laws and Regulations

We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising, and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination, and other employment practices laws.

Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws, and other installment sales and leasing laws and regulations, some of which regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales and leasing. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges.

Environmental, Health, and Safety Laws and Regulations

Our operations involve the use, handling, storage, and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. Consequently, our business is subject to a complex variety of federal, state, and local requirements that regulate the environment and public health and safety.

Most of our stores utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading, and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act, and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from operations, such as auto body painting, may be subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.

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

We incur significant costs to comply with applicable environmental, health, and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health, and safety regulatory framework. We do not have any material known environmental commitments or contingencies.

Competition

We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price, and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile store managerial experience and strong retail locations and facilities. According to the National Automotive Dealers Association, Manheim Auctions, and reports of various industry analysts, the automotive retail industry is served by approximately 21,200 franchised automotive dealerships and approximately 43,000 independent used vehicle dealers. We face competition from several other public companies that operate numerous automotive retail stores on a national or regional basis and from private market buyers and sellers of used vehicles. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. Additionally, we compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.

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

We also are subject to competition from independent automobile service shops and service center chains. We believe that the principal competitive factors in the service and repair industry are price, location, the use of factory-approved replacement parts, expertise with the particular vehicle lines, and customer service. In addition to competition for vehicle sales and service, we face competition from a broad range of financial institutions in our finance and insurance and aftermarket products businesses. We believe the principal competitive factors in these businesses are product selection, convenience, price, contract terms, and the ability to finance vehicle protection and aftermarket products.

Insurance And Bonding

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers, or other third parties for personal injury or property damage occurring in the course of our operations. We could also be subject to fines and civil and criminal penalties in connection with alleged violations of federal and state laws or regulatory requirements.

The automotive retailing business is also subject to substantial risk of property loss due to the significant concentration of property values at store locations. In our case in particular, our operations are concentrated in states and regions in which natural disasters and severe weather events (such as hurricanes, earthquakes, fires, landslides, and hail storms) may subject us to substantial risk of property loss and operational disruption. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, workers’ compensation, and employee medical benefits. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We estimate the ultimate costs of these retained insurance risks based on actuarial evaluation and historical claims experience, adjusted for current trends and changes in claims-handling procedures. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require that we secure certain of our obligations for deductible reimbursements with collateral. Our collateral requirements are set by the insurance companies and, to date, have been satisfied by posting surety bonds, letters of credit, and/or cash deposits. Our collateral requirements may change from time to time based on, among other things, our claims experience. We include additional details about our collateral requirements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this document, as well as in the Notes to our Consolidated Financial Statements.

Employees

As of December 31, 2007, we employed approximately 25,000 full time employees, approximately 230 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

Seasonality

Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for vehicles and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. Accordingly, we expect our revenue and operating results generally to be lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events and other factors unrelated to weather conditions, such as changing economic conditions and vehicle manufacturer incentive programs.

Trademarks

We own a number of registered service marks and trademarks, including, among other marks, AutoNation  and AutoNation®. Pursuant to agreements with vehicle manufacturers, we have the right to use and display manufacturers’ trademarks, logos, and designs at our stores and in our advertising and promotional materials, subject to certain restrictions. We also have licenses pursuant to various agreements with third parties authorizing the use and display of the marks and/or logos of such third parties, subject to certain restrictions. The current registrations of our service marks and trademarks in the United States and foreign countries are effective for varying periods of time, which we may renew periodically, provided that we comply with all applicable laws.

Executive Officers of AutoNation

We provide below information regarding each of our executive officers.

Name	Age	Position

Mike Jackson	59	Chairman of the Board and Chief Executive Officer
Michael E. Maroone	54	Director, President and Chief Operating Officer
Michael J. Short	46	Executive Vice President and Chief Financial Officer
Jonathan P. Ferrando	42	Executive Vice President, General Counsel and Secretary
Kevin P. Westfall	52	Senior Vice President, Sales

Mike Jackson has served as our Chairman of the Board since January 2003, and as our Chief Executive Officer and Director since September 1999. From October 1998 until September 1999, Mr. Jackson served as

Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated eleven automotive dealership franchises, including Mercedes-Benz and other brands of automobiles.

Michael E. Maroone has served as a director since July 2005 and as our President and Chief Operating Officer since August 1999. Following our acquisition of the Maroone Automotive Group in January 1997, Mr. Maroone served as President of our New Vehicle Dealer Division. In January 1998, Mr. Maroone was named President of our Automotive Retail Group with responsibility for our new and used vehicle operations. Prior to joining AutoNation, Mr. Maroone was President and Chief Executive Officer of the Maroone Automotive Group, one of the country’s largest privately-held automotive retail groups prior to its acquisition by us.

Michael J. Short has served as our Executive Vice President and Chief Financial Officer since January 2007. From 2000 to January 2007, Mr. Short served as Executive Vice President and Chief Financial Officer of Universal City Development Partners, Ltd. (dba Universal Orlando) (“Universal Orlando”). From 2005 until January 2007, he also served as Treasurer and Chief Financial Officer of Universal City Florida Holding Co. I, the limited partner of Universal Orlando, and Universal City Florida Holding Co. II, the general partner of Universal Orlando. From 1991 to 2000, Mr. Short held various finance positions at Universal Orlando, Joseph E. Seagram & Sons, Inc., and IBM Corporation. Prior to that, he was a helicopter pilot and tactics instructor for the United States Navy, based out of Norfolk, Virginia.

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

Kevin P. Westfall has served as our Senior Vice President — Sales since October 2005. He served as our Senior Vice President — Finance and Insurance and Fixed Operations from May 2003 until September 2005. From 2001 until May 2003, Mr. Westfall served as our Senior Vice President — Finance and Insurance. Previously, he served as President of our former wholly-owned captive finance company, AutoNation Financial Services, from 1997 through 2001. He is also the former President of BMW Financial Services for North America.

ITEM 1A.  RISK FACTORS

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, inflation, recession or economic slowdown, consumer confidence, housing markets, fuel prices, credit availability, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, employment/unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates could significantly impact industry new vehicle sales and vehicle affordability, due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates can have on customers’ borrowing capacity and disposable income. If there is a decline in the availability of credit, particularly in the sub-prime lending market, the ability of certain consumers to purchase vehicles could be limited, resulting in a decline in sales or profits. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, also could be impacted by fuel prices and the level of construction activity. In 2006 and 2007, new vehicle sales in the United States experienced a significant decline, driven in part by significant weakness in the housing market, particularly in California and Florida. In 2007, approximately 50% of our new vehicle revenue was generated by our stores in California and Florida. Continued weakness or a lengthy downturn in the housing market could materially adversely impact our sales.

Our new vehicle sales may differ from industry sales, due to particular economic conditions and other factors in the geographic markets in which we operate. We expect new vehicle sales in the United States to decrease in 2008. A significant decrease in new vehicle sales levels in the United States (or in our particular geographic markets) in the future, or a decrease in new vehicle gross profit margins, could cause our actual earnings results to differ materially from our prior results and projected trends. Economic conditions and the other factors described above also may materially adversely impact our sales of used vehicles, finance and vehicle protection products, vehicle service, and parts and repair services.

We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

The success of our stores is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our stores an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, inventory financing assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts, to customers. Our stores perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and direct bill the manufacturer as opposed to invoicing the store customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our stores.

The core brands of vehicles that we sell are manufactured by Toyota, Ford, General Motors, Honda, Nissan, Chrysler, Daimler, and BMW. In particular, our Ford Motor Company and General Motors Corporation

stores represented over 27% of our new vehicle revenue in 2007. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer such as Ford or General Motors. In the event of such a bankruptcy, among other things, (i) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (ii) we may not be able to collect some or all of our significant receivables that are due from such manufacturers and we may be subject to preference claims relating to payments made by manufacturers prior to bankruptcy, (iii) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with the manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (iv) consumer demand for their products could be materially adversely affected. These events may result in a partial or complete write-down of our goodwill, intangible franchise rights with respect to any terminated franchises, and/or receivables due from such manufacturers and adversely impact our results of operations. In addition, vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, or other adverse events. Vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially as a result of legislation passed in 2007. California and other states, in an effort to reduce greenhouse gases, have enacted, or proposed to enact, automotive emissions standards through legislation or regulations that, pending the outcome of certain legal challenges and/or federal legislative or regulatory action, could significantly increase fuel economy requirements in those states. Significant increases in fuel economy requirements or automotive emissions standards could materially adversely affect the ability of the manufacturers to produce and for us to sell, at affordable prices, the vehicles in demand by consumers, particularly larger vehicles, which represent a significant portion of our business. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our new desired vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer. Our business, results of operations, financial condition, shareholders’ equity, cash flows, and prospects could be materially adversely affected as a result of any event that has a material adverse effect on the vehicle manufacturers or distributors who are our primary franchisors.

Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.

Most vehicle manufacturers from time to time have established various incentive and marketing programs designed to spur consumer demand for their vehicles. In addition, certain manufacturers offer extended product warranties or free service programs to consumers. From time to time, manufacturers modify and discontinue these dealer assistance and consumer incentive and marketing programs, which could have a significant adverse effect on our new vehicle and aftermarket product sales, consolidated results of operations, and cash flows.

Natural disasters and adverse weather events can disrupt our business.

Our stores are concentrated in states and regions in the United States, including primarily Florida, Texas, and California, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, landslides, and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition, and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have, subject to certain deductibles, limitations, and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores.

Vehicle manufacturers and distributors with whom we hold franchises have significant influence over the operations of our stores. The terms and conditions of our framework, franchise, and related agreements and the manufacturers’ interests and objectives may, in certain circumstances, conflict with our interests and objectives. For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness, and customer satisfaction, and can influence our ability to acquire additional stores, the naming and marketing of our stores, the operations of our e-commerce sites, our selection of store management, the condition of our store facilities, product stocking and advertising spending levels, and the level at which we capitalize our stores. Manufacturers may also have certain rights to restrict our ability to provide guaranties of our operating companies, pledges of the capital stock of our subsidiaries, and liens on our assets, which could adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels. From time to time, we are precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction) until our performance improves in accordance with the agreements, subject to applicable state franchise laws.

Manufacturers also have the right to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the financial condition, results of operations, cash flows, and prospects of our stores in the market in which the franchise action is taken.

Our framework, franchise, and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management, or any unapproved transfer of franchise rights or impairment of financial standing or failure to meet capital requirements), subject to applicable state franchise laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. Additionally, our framework agreements contain restrictions regarding a change in control, which may be outside of our control. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction performance, and other requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows, and prospects. Furthermore, we rely on the protection of state franchise laws in the states in which we operate and if those laws are repealed or weakened, our framework and related agreements may become more susceptible to termination, non-renewal, or renegotiation.

In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our senior unsecured notes or the amended credit agreement for our revolving credit facility and term loan facility.

We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.

We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.

Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws and regulations. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

The automotive retailing industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance, and vehicle protection products, licensing, consumer protection, consumer privacy, escheatment, money laundering, environmental, vehicle emissions and fuel economy, health and safety, wage-hour, anti-discrimination, and other employment practices. Specifically with respect to motor vehicle sales, retail installment sales, leasing, and the sale of finance, insurance, and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do, or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

Legislative or similar measures have recently been enacted or pursued in certain states in which we operate to limit the fees that dealerships may earn in connection with arranging financing for vehicle purchasers, to require disclosure to consumers of the fees that stores earn to arrange financing, and to enact other additional regulations with respect to various aspects of our business, including with respect to the sale of used vehicles and finance and insurance products. Recent litigation against certain vehicle manufacturers’ captive finance subsidiaries alleging discriminatory lending practices has resulted in settlements, and may result in future settlements, that could reduce the fees earned by our stores in connection with the origination of consumer loans. The enactment of laws and regulations that materially impair or restrict our finance and insurance or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

Goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. The risk of impairment losses may increase to the extent our market capitalization and earnings decline. Impairment losses may result in a material, non-cash write-down of goodwill or franchise values. Furthermore, impairment losses could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our results of operations and shareholders’ equity.

Our ability to grow our business may be limited by our ability to acquire automotive stores on favorable terms or at all.

The automotive retail industry is a mature industry. Accordingly, the growth of our automotive retail business since our inception has been primarily attributable to acquisitions of franchised automotive dealership groups. As described above, manufacturer approval of our proposed acquisitions generally is subject to our compliance with applicable performance standards (including with respect to matters such as sales volume, sales effectiveness, and customer satisfaction) or established acquisition limits, particularly regional and local market limits. In addition, in the current environment, it has been difficult to identify dealership acquisitions in our core markets that meet our return on investment targets. As a result, we cannot assure you that we will be able to acquire stores selling desirable automotive brands at desirable locations in our key markets or that any such acquisitions can be completed on favorable terms or at all. Acquisitions involve a number of risks, many of which are unpredictable and difficult to quantify or assess, including, among other matters, risks relating to known and unknown liabilities of the acquired business and projected operating performance.

We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facility, term loan facility, and floating rate senior unsecured notes that could have a material adverse effect on our profitability.

Most of our debt, including our floorplan notes, is subject to variable interest rates. The variable interest rates under our revolving credit facility, term loan facility, mortgage facility (variable interest rate through November 20, 2007, fixed interest rate thereafter), floating rate senior unsecured notes, and certain of our floorplan notes payable all increased in 2006 and 2007. Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise. In addition, our net inventory carrying cost (floorplan interest expense net of floorplan assistance that we receive from automotive manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. We cannot assure you that a significant increase in interest rates would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our revolving credit facility, term loan facility, mortgage facility, and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

The indenture relating to our senior unsecured notes and the amended credit agreement relating to our revolving credit facility and term loan facility contain numerous financial and operating covenants that limit the discretion of our management with respect to various business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and repurchases of our shares) and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Our amended credit agreement also requires us to meet certain financial ratios and tests that may require us to take action to reduce debt or act in a manner contrary to our business objectives. A failure by us to comply with the obligations contained in our amended credit agreement or the indenture relating to our senior unsecured notes could result in an event of default under our amended credit agreement or the indenture, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our senior unsecured notes or the amended credit agreement for our revolving credit facility and term loan facility.

Our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We may still be able to incur more debt, intensifying these risks.

As of December 31, 2007, we had approximately $1.8 billion of total indebtedness (including amounts outstanding under our mortgage facility and capital leases but excluding floorplan financing), and our subsidiaries also had $2.2 billion of floorplan financing. In addition, we had the ability to borrow $361.2 million additional indebtedness under our revolving credit facility. Our substantial indebtedness could have important consequences. For example:

•	We may have difficulty satisfying our debt service obligations and, if we fail to comply with these requirements, an event of default could result;

•	We may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisitions, and other general corporate activities;

•	Covenants relating to our indebtedness may limit our ability to obtain financing for working capital, capital expenditures, acquisitions, and other general corporate activities;

•	Covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	We may be more vulnerable to the impact of economic downturns and adverse developments in our business;

•	We may be placed at a competitive disadvantage against any less leveraged competitors;

•	Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise; and

•	Our future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our debt service obligations. Subject to restrictions in the indenture governing our senior unsecured notes and in the amended credit agreement governing our revolving credit facility and term loan facility, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness.

Our largest stockholder, as a result of its voting ownership, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.

ESL Investments, Inc., together with its investment affiliates (collectively, “ESL”), beneficially owns approximately 35% of the outstanding shares of our common stock (as of February 26, 2008). As a result, ESL may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. William C. Crowley, one of our directors, is the President and Chief Operating Officer of ESL Investments, Inc. In the future, ESL may acquire or sell shares of common stock and thereby increase or decrease its ownership stake in us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring in 2010. As of February 2008, we also own or lease numerous facilities relating to our operations in the following 15 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

Our common stock is traded on The New York Stock Exchange under the symbol “AN.” The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low

2007
Fourth Quarter	$18.62	$14.65
Third Quarter	$22.72	$17.03
Second Quarter	$22.86	$20.21
First Quarter	$23.19	$20.65
2006
Fourth Quarter	$21.52	$19.43
Third Quarter	$21.68	$18.95
Second Quarter	$22.94	$20.56
First Quarter	$22.90	$20.54

As of February 22, 2008, there were approximately 2,265 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes and the amended credit agreement for our revolving credit facility and term loan facility restrict our ability to declare and pay cash dividends.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended December 31, 2007. See Note 9, Shareholders’ Equity, of the Notes to Consolidated Financial Statements for additional information regarding our stock repurchase programs.

			Total Number of
			Shares Purchased as	Maximum Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Programs(2)	Programs (In millions)(2)(3)

October 1, 2007 to October 31, 2007	100,000	$17.76	100,000	$259.8
November 1, 2007 to November 30, 2007	2,382,000	$16.62	2,382,000	$220.2
December 1, 2007 to December 31, 2007	1,500,000	$15.65	1,500,000	$196.7

Total	3,982,000		3,982,000

(1)	No shares were repurchased other than through our publicly announced repurchase programs during the fourth quarter of our fiscal year ended December 31, 2007.

(2)	On April 25, 2007, our Board of Directors approved a stock repurchase program (referred to as the “April 2007 Program”), which authorized AutoNation to repurchase up to $500 million in shares of our common stock. 678,875 of the shares repurchased in October and November 2007 were repurchased under the April 2007 Program. We have repurchased the entire amount authorized under the April 2007 Program. On October 23, 2007, our Board of Directors approved a new stock repurchase program (referred to as the “October 2007 Program”), which authorized AutoNation to repurchase up to $250 million in shares of our common stock. 3,303,125 of the shares repurchased in November and December 2007 were repurchased under the October 2007 Program. The October 2007 Program does not have an expiration date.

(3)	Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes. As of January 1, 2008, we had approximately $30 million available for share repurchases and other restricted payments that are subject to these limitations. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations. For further information, see Note 7, Notes Payable and Long-Term Debt, of the Notes to Consolidated Financial Statements.

Stock Performance Graph

The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2002 through December 31, 2007 with the performance of: (i) the Standard & Poor’s (S&P) 500 Index and (ii) the S&P Specialty Stores Index (currently comprised of Office Depot, Inc., OfficeMax Incorporated, Staples, Inc., and Tiffany & Co.). We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2002 in each of our common stock, the S&P 500 Index, and the S&P Specialty Stores Index, and that any dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among AutoNation Inc., The S&P 500 Index
And The S&P Specialty Stores Index

	12/02	12/03	12/04	12/05	12/06	12/07
AutoNation Inc.	100.00	146.26	152.95	173.01	169.75	124.68
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P Specialty Stores	100.00	134.66	141.66	167.31	203.39	149.29

The graph and table above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of AutoNation, Inc. under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
(In millions, except per share data)

Revenue	$17,691.5	$18,626.5	$18,310.3	$17,915.7	$17,110.0
Income from continuing operations before income taxes	$459.3	$541.2	$618.3	$590.1	$587.1
Net income	$278.7	$316.9	$496.5	$433.6	$479.2
Basic earnings (loss) per share:
Continuing operations	$1.45	$1.47	$1.49	$1.45	$1.80
Discontinued operations	$(.05)	$(.06)	$.40	$.18	$(.04)
Cumulative effect of accounting change(1)	—	—	—	$—	$(.05)
Net income	$1.41	$1.41	$1.89	$1.63	$1.71
Weighted average common shares outstanding	198.3	225.2	262.7	266.7	279.5
Diluted earnings (loss) per share:
Continuing operations	$1.44	$1.44	$1.46	$1.41	$1.75
Discontinued operations	$(.05)	$(.06)	$.39	$.18	$(.03)
Cumulative effect of accounting change(1)	—	—	—	$—	$(.05)
Net income	$1.39	$1.38	$1.85	$1.59	$1.67
Weighted average common shares outstanding	200.0	229.3	268.0	272.5	287.0
Total assets	$8,479.6	$8,601.4	$8,824.5	$8,698.9	$8,823.1
Long-term debt, net of current maturities	$1,751.9	$1,557.9	$484.4	$797.7	$808.5
Shareholders’ equity	$3,473.5	$3,712.7	$4,669.5	$4,263.1	$3,949.7

(1)	During 2003, we recorded a $14.6 million ($9.1 million after-tax) cumulative effect of accounting change to reflect the deferral of certain manufacturer allowances, primarily floorplan assistance, into inventory cost upon the adoption of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” as of January 1, 2003.

See the Notes to Consolidated Financial Statements for discussion of Note 9, Shareholders’ Equity, Note 11, Income Taxes, Note 12, Earnings Per Share, Note 13, Discontinued Operations, and Note 15, Acquisitions, and the effect on comparability of year-to-year data. See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a discussion of our dividend policy.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2007, we owned and operated 322 new vehicle franchises from 244 dealerships located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 38 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold in 2007, are manufactured by Toyota, Ford, General Motors, Honda, Nissan, Chrysler, Daimler, and BMW.

We operate in a single operating and reporting segment, automotive retailing. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products, and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, implementing standardized processes, and increasing productivity across all of our stores.

For the year ended December 31, 2007, new vehicle sales account for approximately 58% of our total revenue, but approximately 25% of our total gross margin. Our parts and service and finance and insurance operations, while comprising approximately 18% of total revenue, contribute approximately 61% of our gross margin. We believe that many factors affect sales of new vehicles and retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, inflation, recession or economic slowdown, consumer confidence, housing markets, fuel prices, credit availability, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, employment/unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates could significantly impact industry new vehicle sales and vehicle affordability, due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates can have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, also are impacted by fuel prices.

The automotive retail environment was challenging in 2007, especially in California and Florida, where the housing markets experienced a significant decline. For 2008, we anticipate that the automotive retail market will remain challenging and that full-year industry new vehicle sales will decline from the low-16 million unit level in 2007 to the mid-15 million unit level. However, actual sales may materially differ.

We had net income from continuing operations of $288.0 million in 2007 and $330.8 million in 2006 and diluted earnings per share from continuing operations of $1.44 in 2007 and 2006. The 2007 results included favorable tax adjustments of $12.0 million, or $.06 per share. The 2006 results included pre-tax charges of $34.5 million, or $.09 per share, for the debt tender premium and other financing costs relating to our April 2006 recapitalization.

Our Board of Directors authorized a $500.0 million share repurchase program in April 2007 and an additional $250.0 million share repurchase program in October 2007. We repurchased 33.2 million shares of our common stock for an aggregate purchase price of $645.7 million (average purchase price per share of $19.43) during the year ended December 31, 2007. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes. As of January 1, 2008, we had approximately $30 million available for share repurchases and other restricted payments that are subject to these limitations. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations. For further information, see “Liquidity and Capital Resources” and Note 7, Notes Payable and Long-Term Debt, of the Notes to Consolidated Financial Statements. During 2007, 6.8 million shares of our common stock were issued upon exercise of stock options, resulting in proceeds of $96.6 million (average price per share of $14.12).

We had a loss from discontinued operations totaling $9.3 million in 2007 and $13.9 million in 2006, net of income taxes. Certain amounts reflected in the accompanying Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005, have been adjusted to reclassify as discontinued operations the results of stores that were sold, that we have entered into an agreement to sell, or for which we otherwise deem a proposed sales transaction to be probable with no material changes expected.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Consolidated Financial Statements. Set forth below are the policies and estimates that we have identified as critical to our business operations and an understanding of our results of operations, based on the high degree of judgment or complexity in their application.

Goodwill, Other Intangible Assets, and Long-Lived Assets — Goodwill, other intangible assets, and long-lived assets are significant components of our Consolidated Balance Sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur.

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

Goodwill and franchise rights assets are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that goodwill, franchise rights assets, or other intangible assets become impaired due to decreases in the fair value of the related underlying business.

The risk of goodwill and franchise rights impairment losses may increase to the extent that our market capitalization and earnings decline. A sustained decrease in our market capitalization, or a negative long-term performance outlook, could cause the carrying value of our reporting unit to exceed its fair value, which may result in an impairment loss. Impairment losses could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our results of operations and financial condition.

We estimate the depreciable lives of our property, plant, and equipment, including leasehold improvements, and review them for impairment when events or circumstances indicate that their carrying amounts may be impaired. We periodically evaluate the carrying value of assets held for sale to determine if, based on market conditions, the values of these assets should be adjusted. Although we believe our property, plant, and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Revenue Recognition/Reserves for Finance and Insurance Chargebacks  — Revenue consists of the sales of new and used vehicles, commissions from related finance and insurance products, sales of parts and services, and sales of other products. We recognize revenue in the period in which products are sold or services are provided. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered, and payment has been received or financing has been arranged. Rebates, holdbacks, floorplan assistance, and certain other dealer credits received from manufacturers are recorded as a reduction of the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later.

Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed and (ii) vehicle protection products sold. We primarily sell these products on a straight commission basis; however we also participate in future underwriting profit on certain extended service contracts pursuant to retrospective commission arrangements, which are recognized as earned.

We may be charged back for unearned financing, insurance, or vehicle protection product commissions in the event of early termination of the contracts by customers (“chargebacks”). Revenues from these fees are recorded at the time of the sale of the vehicles net of an estimated liability for chargebacks. Our estimate of chargebacks is based primarily on our historical chargeback experience, and is influenced by increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings and payoffs before maturity, and other factors.

Income Taxes — Accounting for our income taxes requires significant judgment in the evaluation of our uncertain tax positions and in the calculation of our provision for income taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

Although we believe we have adequately reserved for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our reserves in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Our future effective tax rates could be affected by changes in our deferred tax assets or liabilities, the valuation of our uncertain tax positions, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Other — Additionally, significant estimates have been made by us in the accompanying Consolidated Financial Statements including allowances for doubtful accounts, accruals related to self-insurance programs, certain legal proceedings, estimated losses from disposals of discontinued operations, and certain assumptions related to determining stock option compensation.

Reported Operating Data

	Years Ended December 31,
			2007 vs. 2006			2006 vs. 2005
			Variance			Variance
			Favorable/	%		Favorable/	%
	2007	2006	(Unfavorable)	Variance	2005	(Unfavorable)	Variance
($ in millions, except per vehicle data)

Revenue:
New vehicle	$10,195.6	$10,985.0	$(789.4)	(7.2)	$10,995.8	$(10.8)	(0.1)
Used vehicle	4,241.2	4,413.3	(172.1)	(3.9)	4,206.2	207.1	4.9
Parts and service	2,592.7	2,532.6	60.1	2.4	2,439.0	93.6	3.8
Finance and insurance, net	593.7	623.1	(29.4)	(4.7)	588.5	34.6	5.9
Other	68.3	72.5	(4.2)		80.8	(8.3)

Total revenue	$17,691.5	$18,626.5	$(935.0)	(5.0)	$18,310.3	$316.2	1.7

Gross profit:
New vehicle	$720.0	$805.2	$(85.2)	(10.6)	$801.9	$3.3	0.4
Used vehicle	358.9	400.4	(41.5)	(10.4)	407.8	(7.4)	(1.8)
Parts and service	1,132.2	1,113.0	19.2	1.7	1,070.2	42.8	4.0
Finance and insurance	593.7	623.1	(29.4)	(4.7)	588.5	34.6	5.9
Other	39.6	41.1	(1.5)		46.3	(5.2)

Total gross profit	2,844.4	2,982.8	(138.4)	(4.6)	2,914.7	68.1	2.3
Selling, general & administrative expenses	2,046.2	2,109.9	63.7	3.0	2,043.4	(66.5)	(3.3)
Depreciation and amortization	91.7	81.4	(10.3)		76.9	(4.5)
Other expenses (income), net	1.7	(0.2)	(1.9)		0.5	0.7

Operating income	704.8	791.7	(86.9)	(11.0)	793.9	(2.2)	(0.3)
Floorplan interest expense	(133.1)	(138.2)	5.1		(102.3)	(35.9)
Other interest expense	(114.3)	(90.9)	(23.4)		(63.3)	(27.6)
Other interest expense — senior note repurchases	—	(34.5)	34.5		(17.4)	(17.1)
Interest income	3.4	8.3	(4.9)		7.5	0.8
Other gains (losses), net	(1.5)	4.8	(6.3)		(0.1)	4.9

Income from continuing operations before income taxes	$459.3	$541.2	$(81.9)	(15.1)	$618.3	$(77.1)	(12.5)

Retail vehicle unit sales:
New vehicle	328,963	362,895	(33,932)	(9.4)	372,508	(9,613)	(2.6)
Used vehicle	206,140	219,271	(13,131)	(6.0)	221,640	(2,369)	(1.1)

	535,103	582,166	(47,063)	(8.1)	594,148	(11,982)	(2.0)

Revenue per vehicle retailed:
New vehicle	$30,993	$30,270	$723	2.4	$29,518	$752	2.5
Used vehicle	$16,440	$16,107	$333	2.1	$15,326	$781	5.1
Gross profit per vehicle retailed:
New vehicle	$2,189	$2,219	$(30)	(1.4)	$2,153	$66	3.1
Used vehicle	$1,741	$1,826	$(85)	(4.7)	$1,825	$1.0	0.1
Finance and insurance	$1,110	$1,070	$40	3.7	$990	$80	8.1

	Years Ended December 31,
	% 2007	% 2006	% 2005

Revenue mix percentages:
New vehicle	57.6	59.0	60.1
Used vehicle	24.0	23.7	23.0
Parts and service	14.7	13.6	13.3
Finance and insurance, net	3.4	3.3	3.2
Other	0.3	0.4	0.4

Total	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	25.3	27.0	27.5
Used vehicle	12.6	13.4	14.0
Parts and service	39.8	37.3	36.7
Finance and insurance	20.9	20.9	20.2
Other	1.4	1.4	1.6

Total	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.3	7.3
Used vehicle — retail	10.6	11.3	11.9
Parts and service	43.7	43.9	43.9
Total	16.1	16.0	15.9
Selling, general and administrative expenses	11.6	11.3	11.2
Operating income	4.0	4.3	4.3
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.9	70.7	70.1
Operating income	24.8	26.5	27.2

	December 31,
	2007	2006

Days supply:
New vehicle (industry standard of selling days, including fleet)	53 days	51 days
Used vehicle (trailing 30 days)	44 days	42 days

The following table details net inventory carrying benefit (cost), consisting of floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
			Variance 2007		Variance 2006
	2007	2006	vs. 2006	2005	vs. 2005
($ in millions)

Floorplan assistance	$100.0	$108.8	$(8.8)	$106.6	$2.2
Floorplan interest expense	(133.1)	(138.2)	5.1	(102.3)	(35.9)

Net inventory carrying benefit (cost)	$(33.1)	$(29.4)	$(3.7)	$4.3	$(33.7)

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us. For example, the results for a dealership acquired in February 2006 would be included only in our same store comparison of 2007 to 2006, not in our same store comparison of 2006 to 2005. Results for a dealership that we classified as a discontinued operation in October 2007 would be removed entirely from our same store comparison of 2007 to 2006. Therefore, the amounts presented in the year 2006 column that is being compared to the year 2007 column may differ from the amounts presented in the year 2006 column that is being compared to the year 2005 column.

	Years Ended December 31,				Years Ended December 31,
			Variance				Variance
			Favorable/				Favorable/
	2007	2006	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance
($ in millions, except per vehicle data)

Revenue:
New vehicle	$10,107.7	$10,985.0	$(877.3)	(8.0)	$11,050.5	$11,224.0	$(173.5)	(1.5)
Used vehicle	4,205.7	4,410.9	(205.2)	(4.7)	4,472.1	4,312.3	159.8	3.7
Parts and service	2,563.9	2,532.5	31.4	1.2	2,572.7	2,508.5	64.2	2.6
Finance and insurance, net	596.5	624.6	(28.1)	(4.5)	632.3	600.5	31.8	5.3
Other	25.1	27.8	(2.7)		27.6	28.2	(0.6)

Total revenue	$17,498.9	$18,580.8	$(1,081.9)	(5.8)	$18,755.2	$18,673.5	$81.7	0.4

Gross profit:
New vehicle	$712.6	$805.2	$(92.6)	(11.5)	$806.6	$816.7	$(10.1)	(1.2)
Used vehicle	355.2	398.2	(43.0)	(10.8)	404.6	416.2	(11.6)	(2.8)
Parts and service	1,116.4	1,111.7	4.7	0.4	1,126.8	1,099.9	26.9	2.4
Finance and insurance	596.5	624.6	(28.1)	(4.5)	632.3	600.5	31.8	5.3
Other	25.7	24.5	1.2		25.5	27.1	(1.6)

Total gross profit	$2,806.4	$2,964.2	$(157.8)	(5.3)	$2,995.8	$2,960.4	$35.4	1.2

Retail vehicle unit sales:
New vehicle	327,372	362,895	(35,523)	(9.8)	367,665	381,082	(13,417)	(3.5)
Used vehicle	205,490	219,271	(13,781)	(6.3)	224,980	228,528	(3,548)	(1.6)

Total	532,862	582,166	(49,304)	(8.5)	592,645	609,610	(16,965)	(2.8)

Revenue per vehicle retailed:
New vehicle	$30,875	$30,270	$605	2.0	$30,056	$29,453	$603	2.0
Used vehicle	$16,387	$16,107	$280	1.7	$15,981	$15,262	$719	4.7
Gross profit per vehicle retailed:
New vehicle	$2,177	$2,219	$(42)	(1.9)	$2,194	$2,143	$51	2.4
Used vehicle	$1,739	$1,827	$(88)	(4.8)	$1,810	$1,820	$(10)	(0.5)
Finance and insurance	$1,119	$1,073	$46	4.3	$1,067	$985	$82	8.3

	Years Ended December		Years Ended December
	%2007	%2006	%2006	%2005

Revenue mix percentages:
New vehicle	57.8	59.1	58.9	60.1
Used vehicle	24.0	23.7	23.8	23.1
Parts and service	14.7	13.6	13.7	13.4
Finance and insurance, net	3.4	3.4	3.4	3.2
Other	0.1	0.2	0.2	0.2

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	25.4	27.2	26.9	27.6
Used vehicle	12.7	13.4	13.5	14.1
Parts and service	39.8	37.5	37.6	37.2
Finance and insurance	21.3	21.1	21.1	20.3
Other	0.8	0.8	0.9	0.8

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	7.3	7.3	7.3
Used vehicle — retail	10.6	11.3	11.3	11.9
Parts and service	43.5	43.9	43.8	43.8
Total	16.0	16.0	16.0	15.9

New Vehicle

	Years Ended December 31,
			2007 vs. 2006			2006 vs. 2005
			Variance			Variance
			Favorable/	%		Favorable/	%
	2007	2006	(Unfavorable)	Variance	2005	(Unfavorable)	Variance
($ in millions, except per vehicle data)

Reported:
Revenue	$10,195.6	$10,985.0	$(789.4)	(7.2)	$10,995.8	$(10.8)	(0.1)
Gross profit	$720.0	$805.2	$(85.2)	(10.6)	$801.9	$3.3	0.4
Retail vehicle unit sales	328,963	362,895	(33,932)	(9.4)	372,508	(9,613)	(2.6)
Revenue per vehicle retailed	$30,993	$30,270	$723	2.4	$29,518	$752	2.5
Gross profit per vehicle retailed	$2,189	$2,219	$(30)	(1.4)	$2,153	$66	3.1
Gross profit as a percentage of revenue	7.1%	7.3%			7.3%
Days supply (industry standard of selling days, including fleet)	53 days	51 days

	Years Ended December 31,
			2007 vs. 2006				2006 vs. 2005
			Variance				Variance
			Favorable/	%			Favorable/	%
	2007	2006	(Unfavorable)	Variance	2006	2005	(Unfavorable)	Variance

Same Store:
Revenue	$10,107.7	$10,985.0	$(877.3)	(8.0)	$11,050.5	$11,224.0	$(173.5)	(1.5)
Gross profit	$712.6	$805.2	$(92.6)	(11.5)	$806.6	$816.7	$(10.1)	(1.2)
Retail vehicle unit sales	327,372	362,895	(35,523)	(9.8)	367,665	381,082	(13,417)	(3.5)
Revenue per vehicle retailed	$30,875	$30,270	$605	2.0	$30,056	$29,453	$603	2.0
Gross profit per vehicle retailed	$2,177	$2,219	$(42)	(1.9)	$2,194	$2,143	$51	2.4
Gross profit as a percentage of revenue	7.1%	7.3%			7.3%	7.3%

Reported new vehicle performance during 2007 benefited from the impact of acquisitions when compared to same store performance.

Same store new vehicle revenue decreased $877.3 million or 8.0% during 2007, as compared to 2006, primarily as a result of a challenging automotive retail environment, which resulted in decreased same store unit volume, particularly in California and Florida. We believe these results were driven in part by continued weakness in the housing market. These volume decreases were partially offset by an increase in same store average revenue per unit retailed, primarily as a result of the continued shift in our brand mix to premium luxury brands, as well as higher average prices for domestic vehicles. To the extent that we continue to see weakness in the housing market, we anticipate that the automotive retail market will remain challenging in 2008. We also expect the declines in our domestic brands to continue in 2008. Additionally, the potential tightening in the automotive retail credit market may adversely impact our vehicle sales, while the reduction in interest rates is expected to have a positive impact. As a result of these conditions, we believe that full year industry new vehicle sales will decline from the low-16 million unit level in 2007 to the mid-15 million unit level in 2008. However, actual sales may materially differ.

Same store new vehicle revenue decreased $173.5 million or 1.5% during 2006, as compared to 2005, primarily as a result of a decrease in same store unit volume, particularly in our California and Florida businesses, which was consistent with industry trends in a challenging automotive retail environment. In 2006, we saw a significant decline in non-luxury truck sales, offset in part by stronger car sales. We believe these results reflected consumers’ reduced preference for trucks, due in large part to economic issues that included a significant decline in the California and Florida housing markets, higher interest rates, and higher gas prices during portions of 2006. In 2006, we saw a continued revenue shift in our brand mix from domestic brands to volume import and premium luxury brands. In June 2005, General Motors announced an “employee pricing for everyone” program, which was followed in July 2005 with similar programs introduced by Ford and Chrysler. These programs, which concluded in October 2005, helped drive increases in sales volume during

2005 that were partially offset by a challenging United States retail market and the effects of Hurricane Wilma on our Florida stores during the fourth quarter of 2005.

Same store gross profit per vehicle retailed decreased 1.9% during 2007, as compared to 2006, primarily as a result of a competitive retail environment resulting in pricing pressures across all brand product lines, partially offset by the shift in our sales mix to more premium luxury brands. Same store gross profit per vehicle retailed increased 2.4% during 2006, as compared to 2005, primarily as a result of the shift in our sales mix to more imports, including premium luxury brands.

Our new vehicle inventories were $1.9 billion or 53 days supply at December 31, 2007, as compared to new vehicle inventories of $1.9 billion or 51 days supply at December 31, 2006.

The following table details net inventory carrying benefit (cost), consisting of floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
			Variance 2007		Variance 2006
	2007	2006	vs. 2006	2005	vs. 2005
($ in millions)

Floorplan assistance	$100.0	$108.8	$(8.8)	$106.6	$2.2
Floorplan interest expense	(133.1)	(138.2)	5.1	(102.3)	(35.9)

Net inventory carrying benefit (cost)	$(33.1)	$(29.4)	$(3.7)	$4.3	$(33.7)

The net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers) increased in 2007, as compared to 2006, primarily as a result of a decrease in floorplan assistance due to lower new vehicle sales, partially offset by a decrease in floorplan interest expense due to lower new inventory levels. In 2008, we anticipate lower net inventory carrying cost due to lower floorplan interest rates, partially offset by decreases in floorplan assistance.

The net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers) increased in 2006, as compared to 2005, primarily as a result of increased floorplan interest expense due to higher short-term LIBOR interest rates.

Used Vehicle

	Years Ended December 31,
			2007 vs. 2006			2006 vs. 2005
			Variance			Variance
			Favorable/			Favorable/
	2007	2006	(Unfavorable)	% Variance	2005	(Unfavorable)	% Variance
($ in millions, except per vehicle data)

Reported:
Retail revenue	$3,389.0	$3,531.7	$(142.7)	(4.0)	$3,396.8	$134.9	4.0
Wholesale revenue	852.2	881.6	(29.4)	(3.3)	809.4	72.2	8.9

Total revenue	$4,241.2	$4,413.3	$(172.1)	(3.9)	$4,206.2	$207.1	4.9

Retail gross profit	$358.8	$400.4	$(41.6)	(10.4)	$404.6	$(4.2)	(1.0)
Wholesale gross profit	0.1	—	0.1		3.2	(3.2)

Total gross profit	$358.9	$400.4	$(41.5)	(10.4)	$407.8	$(7.4)	(1.8)

Retail vehicle unit sales	206,140	219,271	(13,131)	(6.0)	221,640	(2,369)	(1.1)
Revenue per vehicle retailed	$16,440	$16,107	$333	2.1	$15,326	$781	5.1
Gross profit per vehicle retailed	$1,741	$1,826	$(85)	(4.7)	$1,825	$1	0.1
Gross profit as a percentage of retail revenue	10.6%	11.3%			11.9%
Days supply (trailing 30 days)	44 days	42 days

	Years Ended December 31,
			2007 vs. 2006				2006 vs. 2005
			Variance				Variance
			Favorable/				Favorable/
	2007	2006	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance

Same Store:
Retail revenue	$3,367.4	$3,531.7	$(164.3)	(4.7)	$3,595.4	$3,487.8	$107.6	3.1
Wholesale revenue	838.3	879.2	(40.9)	(4.7)	876.7	824.5	52.2	6.3

Total revenue	$4,205.7	$4,410.9	$(205.2)	(4.7)	$4,472.1	$4,312.3	$159.8	3.7

Retail gross profit	$357.3	$400.5	$(43.2)	(10.8)	$407.3	$415.9	$(8.6)	(2.1)
Wholesale gross profit	(2.1)	(2.3)	0.2		(2.7)	0.3	(3.0)

Total gross profit	$355.2	$398.2	$(43.0)	(10.8)	$404.6	$416.2	$(11.6)	(2.8)

Retail vehicle unit sales	205,490	219,271	(13,781)	(6.3)	224,980	228,528	(3,548)	(1.6)
Revenue per vehicle retailed	$16,387	$16,107	$280	1.7	$15,981	$15,262	$719	4.7
Gross profit per vehicle retailed	$1,739	$1,827	$(88)	(4.8)	$1,810	$1,820	$(10)	(0.5)
Gross profit as a percentage of retail revenue	10.6%	11.3%			11.3%	11.9%

Reported used vehicle performance during 2007 benefited from the impact of acquisitions when compared to same store performance.

Same store retail used vehicle revenue decreased $164.3 million or 4.7% during 2007, as compared to 2006, primarily as a result of a decrease in same store unit volume, partially offset by an increase in same store average revenue per unit retailed. Same store unit volume decreased as a result of a challenging retail environment, particularly in California and Florida. We also saw a decrease in used vehicle sales volumes in our domestic brand stores in our markets, driven in part by a decrease in trade-in volume associated with new vehicle sales. Same store revenue per vehicle retailed during 2007 increased 1.7% as compared to 2006, due to a shift in our sales mix toward premium luxury stores. To the extent that we continue to see weakness in the housing market, we anticipate that the automotive retail market will remain challenging in 2008. Additionally, the potential tightening in the automotive retail credit market may adversely impact our vehicle sales, while the reduction in interest rates is expected to have a positive impact.

Same store retail used vehicle revenue increased $107.6 million or 3.1% during 2006, as compared to 2005, primarily as a result of increased same store average revenue per unit retailed, partially offset by decreased sales volume. Same store revenue per vehicle retailed during 2006 increased 4.7%, as compared to 2005, due to a shift in our retail used vehicle sales mix to import luxury vehicles.

Same store gross profit per vehicle retailed decreased 4.8% during 2007, as compared to 2006, primarily as a result of an increase in the average cost of our used vehicle inventory combined with the competitive retail market environment. Same store gross profit per vehicle retailed decreased 0.5% during 2006, as compared to 2005, primarily as a result of a challenging automotive retail environment.

Used vehicle inventories were $313.1 million or 44 days supply at December 31, 2007, compared to $299.9 million or 42 days at December 31, 2006.

Parts and Service

	Years Ended December 31,
			2007 vs. 2006			2006 vs. 2005
			Variance			Variance
			Favorable/			Favorable/
	2007	2006	(Unfavorable)	% Variance	2005	(Unfavorable)	% Variance
($ in millions)

Reported:
Revenue	$2,592.7	$2,532.6	$60.1	2.4	$2,439.0	$93.6	3.8
Gross profit	$1,132.2	$1,113.0	$19.2	1.7	$1,070.2	$42.8	4.0
Gross profit as a percentage of revenue	43.7%	43.9%			43.9%

	Years Ended December 31,
			2007 vs. 2006				2006 vs. 2005
			Variance				Variance
			Favorable/				Favorable/
	2007	2006	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance

Same Store:
Revenue	$2,563.9	$2,532.5	$31.4	1.2	$2,572.7	$2,508.5	$64.2	2.6
Gross profit	$1,116.4	$1,111.7	$4.7	0.4	$1,126.8	$1,099.9	$26.9	2.4
Gross profit as a percentage of revenue	43.5%	43.9%			43.8%	43.8%

Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs. Reported parts and service revenue and gross profit during 2007 benefited from the impact of acquisitions when compared to same store performance.

Same store parts and service revenue increased $31.4 million or 1.2% during 2007, as compared to 2006, primarily due to a $39.3 million increase in customer-paid revenue for parts and service, a $19.1 million increase in wholesale parts revenue, and smaller increases in other parts and service revenues, such as service work outsourced to third-parties and retail parts sales. Partially offsetting these increases was a $27.4 million decrease in warranty revenue and a $7.7 million decrease in revenues associated with the preparation of vehicles for sales. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty, prepaid service programs and lower vehicles sales volume. The improvements to customer-paid business are attributable to our service drive process, maintenance menu, and service marketing program, as well as our pricing models and training programs. Additionally, during 2007 we experienced a 6.5% increase in parts and service revenues and a 5.2% increase in gross profit related to volume imports and premium luxury vehicles, compared to 1.1% decrease in revenues and a 2.4% decrease in gross profit related to parts and service for domestic vehicles.

Same store parts and service revenue increased $64.2 million or 2.6% during 2006, as compared to 2005, primarily due to a $38.7 million increase in customer-paid revenue for parts and service, a $17.7 million increase in wholesale parts revenue, a $10.4 million increase in revenues associated with the preparation of vehicles for sale, and smaller increases in other parts and service revenues, such as service work outsourced to third-parties and retail parts sales. Partially offsetting these increases was a $23.5 million decrease in warranty revenue. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs. The improvements to customer-paid business are attributable to our service drive process, maintenance menu, and service marketing program, as well as our pricing models and training programs. Additionally, during 2006 we experienced a 5.1% increase in parts and service revenues and a 6.1% increase in gross profit related to volume imports and premium luxury vehicles, compared to flat revenues and a 1.2% decrease in gross profit related to parts and service for domestic vehicles.

Same store parts and service gross profit increased $4.7 million or 0.4% during 2007, as compared to 2006, primarily as a result of the greater percentage of gross profit from customer-paid business for parts and service. Same store parts and service gross profit increased $26.9 million or 2.4% during 2006, as compared to 2005, primarily related to increased volume of imports and premium luxury vehicles.

Finance and Insurance

	Years Ended December 31,
			2007 vs. 2006			2006 vs. 2005
			Variance			Variance
			Favorable/			Favorable/
	2007	2006	(Unfavorable)	% Variance	2005	(Unfavorable)	% Variance
($ in millions, except per vehicle data)

Reported:
Revenue and gross profit	$593.7	$623.1	$(29.4)	(4.7)	$588.5	$34.6	5.9
Gross profit per vehicle retailed	$1,110	$1,070	$40	3.7	$990	$80	8.1

	Years Ended December 31,
			2007 vs. 2006				2006 vs. 2005
			Variance				Variance
			Favorable/				Favorable/
	2007	2006	(Unfavorable)	% Variance	2006	2005	(Unfavorable)	% Variance

Same Store:
Revenue and gross profit	$596.5	$624.6	$(28.1)	(4.5)	$632.3	$600.5	$31.8	5.3
Gross profit per vehicle retailed	$1,119	$1,073	$46	4.3	$1,067	$985	$82	8.3

Same store finance and insurance revenue and gross profit decreased $28.1 million or 4.5% during 2007, as compared to 2006, due to lower new and used sales volumes partially offset by an increase in finance and insurance revenue and gross profit per vehicle retailed. Increased same store finance and insurance revenue and gross profit per vehicle retailed was driven by an increase in finance and insurance products sold per customer and our continued emphasis on training and certification of store associates, particularly in third and fourth quartile stores, and on maximizing our preferred lender relationships. Same store finance and insurance revenue and gross profit per vehicle retailed was impacted by a decrease in retrospective commissions received on extended service contracts of $1.4 million in 2007.

Same store finance and insurance revenue and gross profit increased $31.8 million or 5.3% during 2006, as compared to 2005, primarily due to the benefit from a $12.3 million increase in retrospective commissions received on extended service contracts, as well as higher new and used vehicle prices and increased premium luxury revenue per vehicle retailed. Improvements were also driven by our continued emphasis on training and certification of store associates, particularly in third and fourth quartile stores, and on maximizing our preferred lender relationships.

Operating Expenses

Selling, General, and Administrative Expenses

During 2007, selling, general, and administrative expenses decreased $63.7 million or 3.0%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 71.9% in 2007 from 70.7% in 2006 resulting from deleveraging of our cost structure due to the decline in vehicles sales. Selling, general, and administrative expenses in 2007, as compared to 2006, decreased due to a $58.8 million decrease in compensation expense and an $8.3 million decrease in gross advertising expenditures, partially offset by a $3.7 million decrease in advertising reimbursements from manufacturers.

During 2006, selling, general, and administrative expenses increased $66.5 million or 3.3%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 70.7% in 2006 from 70.1% in 2005. Increases in selling, general, and administrative expenses in 2006, compared to 2005, are primarily due to a $49.8 million increase in compensation expense, including $15.2 million of non-cash compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” for stock options during 2006. Additionally, advertising expenses increased $16.0 million, resulting from a $7.4 million increase in gross advertising expenditures and an $8.6 million decrease in advertising reimbursements from manufacturer. In 2005, selling, general, and administrative expenses included $10.5 million of property damage costs related to Hurricane Wilma.

Non-Operating Income (Expenses)

Floorplan Interest Expense

Floorplan interest expense was $133.1 million in 2007, $138.2 million in 2006, and $102.3 million in 2005. The decrease in 2007, as compared to 2006, is primarily the result of lower inventory levels, partially offset by higher short-term LIBOR interest rates during 2007. The increase in 2006, as compared to 2005, is primarily the result of higher short-term LIBOR interest rates. In 2008, we anticipate lower floorplan interest rates resulting from lower short-term LIBOR interest rates.

Other Interest Expense

Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility, and outstanding senior unsecured notes. Other interest expense was $114.3 million in 2007, $90.9 million in 2006, and $63.3 million in 2005. The increase in other interest expense in 2007, as compared to 2006, is primarily due to a $21.8 million increase in interest expense related to the $1.15 billion of additional debt incurred in connection with our April 2006 equity tender offer and a $6.2 million increase in interest expense related to our revolving credit facility, primarily as a result of increased borrowings in 2007. Partially offsetting these increases was an $8.7 million reduction in interest expense resulting from the repurchase of our 9% senior unsecured notes and repayments of mortgage facilities. Additionally, during 2007 we incurred $2.6 million of expenses in connection with the modifications to our term loan, revolving credit facilities, and our mortgage facility.

The increase in other interest expense in 2006, as compared to 2005, is primarily due to a $61.6 million increase in interest expense related to the $1.15 billion of additional debt incurred in connection with our April 2006 equity tender offer, partially offset by a $32.4 million reduction in interest expense resulting from the repurchase of our 9% senior unsecured notes and repayments of mortgage facilities during 2006 and 2005.

Other Interest Expense — Senior Note Repurchases

In April 2006, we purchased $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to our debt tender offer and consent solicitation. Approximately $34.5 million of tender premium and other financing costs related to our debt tender offer was expensed as Other Interest Expense — Senior Note Repurchases in the accompanying Consolidated Income Statements.

During 2005, we repurchased $123.1 million (face value) of our 9% senior unsecured notes at an average price of 110.5% of face value or $136.0 million. The premium paid and financing costs of $17.4 million were recognized as Other Interest Expense — Senior Note Repurchases in the accompanying Consolidated Income Statements.

Provision for Income Taxes

Our effective income tax rate was 37.3% in 2007, 38.9% in 2006, and 36.5% in 2005. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. We expect our underlying tax rate to be approximately 40% on an ongoing basis, excluding the impact of any potential tax adjustments in the future.

As of December 31, 2007, we had unrecognized tax benefits recorded in accordance with FIN 48. See Note 11, Income Taxes, of the Notes to Consolidated Financial Statements for additional discussion.

During the twelve months beginning January 1, 2008, it is reasonably possible that we will reduce unrecognized tax benefits by approximately $35 million to $39 million (net of tax effect) primarily as a result of the expiration of certain statutes of limitations.

During 2007, we recorded net income tax benefits in our provision for income taxes of $12.0 million related to the resolution of various income tax matters, changes in certain state tax laws, and other adjustments.

During 2006, we made estimated state tax and federal tax payments totaling $278.3 million, including approximately $100 million related to provisions for the third and fourth quarter of 2005, payment for which had been deferred as allowed for filers impacted by hurricanes in 2005.

During 2005, we recorded net income tax benefits in our provision for income taxes of $14.5 million, primarily related to the resolution of various income tax matters. We also recognized income of $110.0 million in 2005, included in discontinued operations related to the settlement of various income tax matters.

Liquidity and Capital Resources

We believe that our funds generated through future operations and availability of borrowings under our secured floorplan facilities (for new vehicles) and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. We expect to remain in compliance with the covenants of our various financing agreements. At December 31, 2007, unused availability under our revolving credit facility was $361.2 million.

At December 31, 2007, we had $32.8 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2007, surety bonds, letters of credit, and cash deposits totaled $111.6 million, including $78.8 million in letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

See the table at the beginning of Note 7, Notes Payable and Long-Term Debt, of the Notes to Consolidated Financial Statements for the amounts of our notes payable and long-term debt as of December 31, 2007 and 2006.

Senior Unsecured Notes and Credit Agreement

In April 2006, we sold $300.0 million of floating rate senior unsecured notes due April 15, 2013, and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us on or after April 15, 2008, at a premium. The 7% senior unsecured notes may also be redeemed by us on or after April 15, 2009, at a premium.

In April 2006, we also completed the first amendment to our credit agreement to provide: (1) a $675.0 million revolving credit facility that provided for various interest rates on borrowings generally at LIBOR plus 0.80%, and (2) a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 1.25%. In December 2006, the borrowing capacity of the revolving credit facility was increased to $700.0 million under the amended credit agreement.

The proceeds of the senior unsecured notes and term loan facility, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to our debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium and other financing costs related to our debt tender offer was expensed during 2006.

We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $78.8 million at December 31, 2007. We had borrowings outstanding under the revolving credit facility of $260.0 million at December 31, 2007, leaving $361.2 million of borrowing capacity at December 31, 2007.

In July 2007, we completed a second amendment of the credit agreement. Under the terms of the second amendment, the interest rate on the term loan facility decreased from LIBOR plus 1.25% to LIBOR plus 0.875% and the interest rate on the revolving credit facility decreased from LIBOR plus 0.80% to LIBOR plus 0.725%. Additionally, the credit agreement termination date was extended from July 14, 2010, to July 18, 2012, and certain other terms and conditions were modified as a result of this amendment. We incurred $1.6 million of expenses in connection with this modification during 2007, which are included as a component of Other Interest Expense in the accompanying Consolidated Income Statements.

The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings. On November 29, 2007, Standard and Poor’s Rating Services revised its outlook for AutoNation to negative from stable, indicating concerns that our results in 2008 could be pressured by lower vehicle sales, particularly in our California and Florida markets. Credit ratings could be lowered if new vehicle demand worsens significantly, threatening our earnings and cash flow, or if we increase our financial leverage through acquisitions or share repurchases. The outlook could be revised back to stable if market demand returns in the near term or if we demonstrate our ability to maintain reasonable profitability, cash flow, and leverage measures despite the ongoing revenue pressures.

Other Debt

At December 31, 2007, we had $14.1 million of 9% senior unsecured notes due August 1, 2008. The 9% senior unsecured notes are guaranteed by substantially all of our subsidiaries.

At December 31, 2007, we had $239.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. In connection with this refinancing, in 2007 we received net proceeds of approximately $126.4 million and recorded $1.0 million of expenses, which are included as a component of Other Interest Expense in the accompanying Consolidated Income Statements. Prior to this refinancing, the facility utilized short-term LIBOR-based interest rates. The facility’s interest rates averaged 6.54% for 2007 and 6.40% for 2006.

Vehicle floorplan payable-trade totaled $1.7 billion at December 31, 2007, and $2.0 billion at December 31, 2006. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $459.9 million at December 31, 2007, and $221.4 million at December 31, 2006, and represents amounts payable borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. All the floorplan facilities are at one-month LIBOR-based rates of interest. Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory.

Share Repurchases and Dividends

During 2007, we repurchased 33.2 million shares of our common stock for an aggregate purchase price of $645.7 million (average purchase price per share of $19.43). There was $196.7 million available for share repurchases authorized by our Board of Directors as of December 31, 2007.

Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes issued in April 2006. As of January 1, 2008, we had approximately $30 million available for share repurchases and other restricted payments that are subject to these limitations. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations. While we expect to continue repurchasing shares in the future, the decision to make additional share repurchases will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure, and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt.

We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes issued in April 2006 restricts our ability to declare cash dividends.

Restrictions and Covenants

Our senior unsecured notes issued in April 2006, amended credit agreement, and mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us. These covenants may limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate activity. See Note 7 for further information. As of December 31, 2007, we were in compliance with the requirements of all applicable financial and operating covenants.

In the event of a downgrade in our credit ratings, none of the covenants described in Note 7 would be impacted. In addition, availability under the revolving credit facility described above would not be impacted should a downgrade in the senior unsecured credit ratings occur. Certain covenants in the indenture for the senior unsecured notes issued in April 2006 would be eliminated with certain upgrades of the senior unsecured notes to investment grade by either Standard and Poor’s or Moody’s Investor Service.

The floorplan facilities described above contain certain operational covenants. At December 31, 2007, we were in compliance with such covenants in all material respects. At December 31, 2007, aggregate capacity under the floorplan credit facilities to finance new vehicles was $3.6 billion, of which $2.2 billion total was outstanding.

Cash Flows

Cash and cash equivalents decreased by $20.0 million during 2007, decreased by $194.0 million during 2006, and increased by $134.6 million during 2005. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Net cash provided by operating activities during 2007 was $206.9 million, as compared to $302.7 million in 2006, and $579.6 million in 2005.

Net cash provided by operating activities during 2007 was primarily affected by a change in the classification of borrowings from a floorplan lender, a reduction in tax payments, and a reduction in earnings, as further discussed below.

On November 30, 2006, General Motors (“GM”) completed the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. As a result of this sale, we have classified new borrowings from GMAC subsequent to this transaction as vehicle floorplan payable-non-trade, with related changes reflected as financing cash flows. Accordingly, net floorplan borrowings from GMAC since this transaction (totaling $231.5 million for 2007) are reflected as cash provided by financing activities, while repayments in 2007 of amounts due to GMAC prior to this transaction continue to be reflected as cash used by operating activities.

Partially offsetting the GMAC reclassification was a $130.4 million reduction in tax payments during 2007, as compared to 2006. A portion of this reduction pertains to estimated federal tax payments totaling approximately $100 million that we made in 2006, related to estimated taxes for the third and fourth quarter of 2005, payment for which had been deferred as allowed for filers affected by hurricanes in 2005.

The reduction in cash provided by operating activities also reflects lower earnings in 2007, as compared to 2006. Additionally, cash provided by operating activities was favorably impacted in 2006 by a $34.5 million adjustment to net income to reflect tender premium and other financing costs related to our April 2006 debt tender offer as a financing activity.

Cash provided by operating activities decreased in 2006, as compared to 2005, primarily as a result of the federal tax payments totaling approximately $100 million made in 2006 that were related to estimated taxes for the third and fourth quarter of 2005, as discussed above. Additionally, cash provided by operating activities also reflects lower earnings in 2006 as compared to 2005.

Cash Flows from Investing Activities

Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments, and other transactions as further described below.

Capital expenditures, excluding property operating lease buy-outs, were $157.9 million during 2007, as compared to $169.7 million in 2006, and $130.6 million in 2005. We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We expect 2008 capital expenditures of approximately $110 million, excluding any acquisition-related spending, land purchased for future sites, or lease buy-outs, net of asset sales.

Property operating lease buy-outs were $2.3 million during 2007, as compared to $5.9 million in 2006, and $10.3 million in 2005. We continue to analyze certain higher cost operating leases and evaluate alternatives in order to lower the effective financing costs.

Proceeds from the disposal of property held for sale were $8.8 million in 2007, $6.5 million in 2006, and $33.4 million in 2005. These amounts are primarily from the sales of stores and other properties held for sale. Cash received from business divestitures, net of cash relinquished, totaled $55.1 million in 2007, $24.0 million in 2006, and $55.0 million in 2005.

Cash used in business acquisitions, net of cash acquired, was $6.7 million in 2007, $166.7 million in 2006, and $15.9 million in 2005. During 2007, we acquired ten automotive retail franchises and other related assets as compared to five in 2006 and two in 2005. Cash used in business acquisitions included deferred purchase price for certain prior year automotive retail acquisitions of $0.2 million in 2006 and $9.9 million in 2005. See discussion in Note 15, Acquisitions, of the Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade.

We repurchased 33.2 million shares of our common stock for an aggregate purchase price of $645.7 million during 2007 (average purchase price of $19.43), including repurchases for which settlement occurred subsequent to December 31, 2007.

During 2007, proceeds from the exercise of stock options were $96.6 million (average price per share of $14.12), as compared to $75.7 million in 2006 (average price per share of $13.24), and $112.8 million in 2005 (average price per share of $11.55).

During 2007, we refinanced our mortgage facility and received net proceeds of $126.4 million and paid $1.0 million of expenses.

We repaid $4.0 million during 2007, $37.7 million in 2006, and $164.4 million in 2005 of amounts outstanding under our mortgage facilities, including prepayments of $154.0 million in 2005.

Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling $219.8 million in 2007, $87.3 million in 2006, and $23.6 million in 2005. A portion of the change in vehicle floorplan payable-non-trade in 2007 and 2006 relates to the reclassification of GMAC-financed vehicles from vehicle floorplan payable-trade to vehicle floorplan payable-non-trade, as a result of GM’s sale of a majority stake in GMAC, effective November 30, 2006, as described above and in Note 3, Inventory and Vehicle Floorplan Payable, of the Notes to Consolidated Financial Statements.

In April 2006, we sold $300.0 million of floating rate senior unsecured notes due April 15, 2013, and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. In connection with the issuance of the April 2006 senior unsecured notes, we amended our existing credit agreement to provide: (1) a $675.0 million revolving credit facility for which we had net borrowings of $260.0 million during 2007 and (2) a $600.0 million term loan facility. In December 2006, the borrowing capacity of the revolving credit facility increased to $700.0 million under the amended credit agreement.

The proceeds of the senior unsecured notes issued in April 2006 and term loan facility, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million ($334.2 million of principal and tender premium and $5.6 million of accrued interest) pursuant to our debt tender offer and consent solicitation, and (3) pay related financing costs. During 2006, we expensed $34.5 million of tender premium ($24.8 million) and other deferred financing costs ($9.7 million) related to our debt tender offer. In 2005, we repurchased $123.1 million (face value) of our 9% senior unsecured notes at an average price of 110.5% (or $136.0 million) of face value.

As discussed above, in April 2006, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer. We repurchased an additional 11.2 million shares of our common stock for a purchase price of $228.9 million during 2006, for a total of 61.2 million shares repurchased for an aggregate purchase price of $1.38 billion in 2006. During 2005, we repurchased 11.8 million shares of our common stock for an aggregate price of $237.1 million, under our Board-approved share repurchases programs.

Contractual Payment Obligations

The following table summarizes our payment obligations under certain contracts at December 31, 2007:

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
(In millions)

Vehicle floorplan payable (Note 3)*	$2,181.8	$2,181.8	$—	$—	$—
Notes payable and long-term debt (Note 7)*	1,775.8	23.9	65.3	876.5	810.1
Interest payments **	227.7	36.8	69.0	67.2	54.7
Operating lease commitments (Note 8)***	665.2	60.6	105.8	90.7	408.1
Acquisition purchase price commitments	30.0	30.0	—	—	—
FIN 48 unrecognized tax benefits, net (Note 11)*	52.1	39.0	—	—	13.1
Purchase obligations	154.8	72.4	56.5	25.8	0.1

Total	$5,087.4	$2,444.5	$296.6	$1,060.2	$1,286.1

*	See Notes to Consolidated Financial Statements.

**	Represents scheduled interest payments on fixed rate senior unsecured notes. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

***	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2007, these charges totaled approximately $50 million. See Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2007, surety bonds, letters of credit, and cash deposits totaled $111.6 million, including $78.8 million letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sub-limit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.

As further discussed under the heading “Provision for Income Taxes,” there are various tax matters where the ultimate resolution may result in us owing additional tax payments.

Off Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Seasonality

Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for vehicles and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. Accordingly, we expect our revenue and operating results generally to be lower in our first and fourth quarters as compared to our second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events and by other factors unrelated to weather conditions, such as changing economic conditions and automotive manufacturer incentive programs.

New Accounting Pronouncements

See Note 1 and Note 11 to our Consolidated Financial Statements.

Forward Looking Statements

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

•	Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.

•	Natural disasters and adverse weather events can disrupt our business.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws and regulations. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

•	Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores on favorable terms or at all.

•	We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facility, term loan facility, and floating rate senior unsecured notes that could have a material adverse effect on our profitability.

•	Our revolving credit facility, term loan facility, mortgage facility, and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	Our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We may still be able to incur more debt, intensifying these risks.

•	Our largest stockholder, as a result of its voting ownership, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is increasing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At December 31, 2007, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $595.2 million and had a fair value of $578.9 million. At December 31, 2006, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes, totaled $360.5 million and had a fair value of $363.4 million.

Interest Rate Risk

We had $2.2 billion of variable rate vehicle floorplan payables at December 31, 2007 and 2006. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $21.8 million in 2007 and $22.1 million in 2006 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $1.2 billion of other variable rate debt outstanding at December 31, 2007 and 2006. Based on the amounts outstanding at year-end, a 100 basis point change in interest rates would result in an approximate change to interest expense of $11.8 million in 2007 and $12.1 million in 2006.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. Also, as discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment.

Also we have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 27, 2008
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AutoNation, Inc.:

We have audited AutoNation Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as listed in the Index at Item 8, and our report dated February 27, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 27, 2008
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32.8	$52.8
Receivables, net	714.1	795.0
Inventory	2,325.7	2,305.0
Other current assets	165.8	295.6

Total Current Assets	3,238.4	3,448.4
PROPERTY AND EQUIPMENT, NET	1,986.6	1,893.8
GOODWILL, NET	2,757.4	2,767.5
OTHER INTANGIBLE ASSETS, NET	319.9	317.2
OTHER ASSETS	177.3	174.5

Total Assets	$8,479.6	$8,601.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$1,721.9	$1,992.2
Vehicle floorplan payable — non-trade	459.9	221.4
Accounts payable	211.5	208.3
Notes payable and current maturities of long-term obligations	23.9	13.6
Other current liabilities	484.6	579.1

Total Current Liabilities	2,901.8	3,014.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,751.9	1,557.9
DEFERRED INCOME TAXES	220.7	225.4
OTHER LIABILITIES	131.7	90.8
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 and 223,562,149 shares issued, respectively, including shares held in treasury	1.9	2.2
Additional paid-in capital	461.0	1,092.0
Retained earnings	3,266.1	2,989.4
Accumulated other comprehensive loss	(0.2)	(0.4)
Treasury stock, at cost; 13,205,583 and 16,809,630 shares held, respectively	(255.3)	(370.5)

Total Shareholders’ Equity	3,473.5	3,712.7

Total Liabilities and Shareholders’ Equity	$8,479.6	$8,601.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31,
(In millions, except per share data)

	2007	2006	2005

Revenue:
New vehicle	$10,195.6	$10,985.0	$10,995.8
Used vehicle	4,241.2	4,413.3	4,206.2
Parts and service	2,592.7	2,532.6	2,439.0
Finance and insurance, net	593.7	623.1	588.5
Other	68.3	72.5	80.8

TOTAL REVENUE	17,691.5	18,626.5	18,310.3

Cost of Sales:
New vehicle	9,475.6	10,179.8	10,193.9
Used vehicle	3,882.3	4,012.9	3,798.4
Parts and service	1,460.5	1,419.6	1,368.8
Other	28.7	31.4	34.5

TOTAL COST OF SALES	14,847.1	15,643.7	15,395.6

Gross Profit:
New vehicle	720.0	805.2	801.9
Used vehicle	358.9	400.4	407.8
Parts and service	1,132.2	1,113.0	1,070.2
Finance and insurance	593.7	623.1	588.5
Other	39.6	41.1	46.3

TOTAL GROSS PROFIT	2,844.4	2,982.8	2,914.7

Selling, general & administrative expenses	2,046.2	2,109.9	2,043.4
Depreciation and amortization	91.7	81.4	76.9
Other expenses (income), net	1.7	(0.2)	0.5

OPERATING INCOME	704.8	791.7	793.9
Floorplan interest expense	(133.1)	(138.2)	(102.3)
Other interest expense	(114.3)	(90.9)	(63.3)
Other interest expense — senior note repurchases	—	(34.5)	(17.4)
Interest income	3.4	8.3	7.5
Other gains (losses), net	(1.5)	4.8	(0.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	459.3	541.2	618.3
PROVISION FOR INCOME TAXES	171.3	210.4	225.7

NET INCOME FROM CONTINUING OPERATIONS	288.0	330.8	392.6
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(9.3)	(13.9)	103.9

NET INCOME	$278.7	$316.9	$496.5

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.45	$1.47	$1.49
Discontinued operations	$(.05)	$(.06)	$.40
Net income	$1.41	$1.41	$1.89
Weighted average common shares outstanding	198.3	225.2	262.7
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.44	$1.44	$1.46
Discontinued operations	$(.05)	$(.06)	$.39
Net income	$1.39	$1.38	$1.85
Weighted average common shares outstanding	200.0	229.3	268.0
COMMON SHARES OUTSTANDING, net of treasury stock	180.4	206.8	262.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

For the Years Ended December 31, 2007, 2006, and 2005
(In millions, except share data)

			Additional		Accumulated Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Income

BALANCE AT DECEMBER 31, 2004	273,562,137	$2.7	$2,240.0	$2,176.0	$(1.5)	$(154.1)

Comprehensive income:
Net income	—	—	—	496.5	—	—	$496.5
Other comprehensive income:
Unrealized gains on cash flow hedges, restricted investments and marketable securities	—	—	—	—	3.3	—	3.3

Comprehensive income	—	—	—	—	—	—	$499.8

Purchases of treasury stock	—	—	—	—	—	(237.1)
Exercise of stock options, including income tax benefit of $30.9	—	—	(39.0)	—	—	182.7

BALANCE AT DECEMBER 31, 2005	273,562,137	2.7	2,201.0	2,672.5	1.8	(208.5)

Comprehensive income:
Net income	—	—	—	316.9	—	—	$316.9
Other comprehensive income:
Unrealized losses on cash flow hedges, restricted investments and marketable securities	—	—	—	—	(2.2)	—	(2.2)

Comprehensive income	—	—	—	—	—	—	$314.7

Purchases of treasury stock	—	—	—	—	—	(1,380.6)
Treasury stock cancellation	(50,000,000)	(0.5)	(1,100.0)	—	—	1,100.5
Other	12	—	0.2	—	—	—
Stock option expense	—	—	15.2	—	—	—
Exercise of stock options, including income tax benefit of $18.0	—	—	(24.4)	—	—	118.1

BALANCE AT DECEMBER 31, 2006	223,562,149	2.2	1,092.0	2,989.4	(0.4)	(370.5)

Comprehensive income:
Net income	—	—	—	278.7	—	—	$278.7
Other comprehensive income:
Unrealized gains on restricted investments and marketable securities	—	—	—	—	0.2	—	0.2

Comprehensive income	—	—	—	—	—	—	$278.9

Purchases of treasury stock	—	—	—	—	—	(645.7)
Treasury stock cancellation	(30,000,000)	(0.3)	(611.7)	—	—	612.0
Stock option expense	—	—	15.3	—	—	—
Exercise of stock options, including income tax benefit of $17.7	—	—	(34.6)	—	—	148.9
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48-Note 11)	—	—	—	(2.0)	—	—

BALANCE AT DECEMBER 31, 2007	193,562,149	$1.9	$461.0	$3,266.1	$(0.2)	$(255.3)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2007	2006	2005

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$278.7	$316.9	$496.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) on discontinued operations	9.3	13.9	(103.9)
Depreciation and amortization	91.7	81.4	76.9
Amortization of debt issue costs and discounts	4.3	3.7	7.7
Stock option expense	15.3	15.2	—
Interest expense on senior note repurchase	—	34.5	12.9
Deferred income tax provision	10.6	17.4	32.5
Other	5.4	(3.7)	(0.4)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	83.6	(30.4)	(37.2)
Inventory	(0.7)	259.3	(130.8)
Other assets	(27.2)	(3.5)	45.2
Vehicle floorplan payable-trade, net	(270.3)	(305.3)	82.1
Accounts payable	3.1	3.3	37.5
Other liabilities	(2.8)	(90.1)	64.4

Net cash provided by continuing operations	201.0	312.6	583.4
Net cash provided by (used in) discountinued operations	5.9	(9.9)	(3.8)

Net cash provided by operating activities	206.9	302.7	579.6

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment, excluding property operating lease buy-outs	(157.9)	(169.7)	(130.6)
Property operating lease buy-outs	(2.3)	(5.9)	(10.3)
Proceeds from the sale of property and equipment	3.5	1.4	0.6
Proceeds from the disposal of property held for sale	8.8	6.5	33.4
Cash used in business acquisitions, net of cash acquired	(6.7)	(166.7)	(15.9)
Net change in restricted cash	(1.3)	(3.9)	31.0
Purchases of restricted investments	(13.7)	(6.5)	(23.9)
Proceeds from the sales of restricted investments	22.8	13.4	13.4
Cash received from business divestitures, net of cash relinquished	55.1	24.0	55.0
Other	(0.2)	(0.1)	(0.2)

Net cash used in continuing operations	(91.9)	(307.5)	(47.5)
Net cash provided by (used in) discontinued operations	1.4	(1.1)	5.7

Net cash used in investing activities	(90.5)	(308.6)	(41.8)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(644.2)	(1,380.6)	(237.1)
Proceeds from senior unsecured notes issued	—	600.0	—
Proceeds from term loan facility	—	600.0	—
Proceeds from revolving credit facility	1,323.0	1,039.0	—
Payment of revolving credit facility	(1,258.0)	(844.0)	—
Repurchase of 9% senior unsecured notes	—	(334.2)	(136.0)
Net proceeds of vehicle floor plan — non-trade	219.8	87.3	23.6
Proceeds from mortgage facilities	126.4	—	—
Payments of mortgage facilities	(4.0)	(37.7)	(164.4)
Payments of notes payable and long-term debt	(3.6)	(3.4)	(1.3)
Proceeds from the exercise of stock options	96.6	75.7	112.8
Tax benefit from stock options	17.7	18.0	—
Other	(1.0)	(16.6)	—

Net cash used in continuing operations	(127.3)	(196.5)	(402.4)
Net cash provided by (used in) discontinued operations	(9.1)	8.4	(0.8)

Net cash used in financing activities	(136.4)	(188.1)	(403.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20.0)	(194.0)	134.6
CASH AND CASH EQUIVALENTS at beginning of period	52.8	246.8	112.2

CASH AND CASH EQUIVALENTS at end of period	$32.8	$52.8	$246.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share dara)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2007, we owned and operated 322 new vehicle franchises from 244 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products, and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. All of our automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. We operate in a single industry segment, automotive retailing. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made by AutoNation in the accompanying Consolidated Financial Statements include allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to goodwill, intangible, and long-lived assets, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations, and certain assumptions related to determining stock option compensation.

Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented. We reclassified certain amounts within the Cash Provided by (Used In) Operating Activities section of our Consolidated Statements of Cash Flows to separately present our deferred income tax provision.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Parts and accessories are valued at the lower of cost (first-in, first-out) or market.

Investments

Investments in marketable securities are included in Other Assets in the accompanying Consolidated Balance Sheets and relate to our self-insurance programs. Restricted investments, included in Other Assets, consist primarily of marketable corporate and government debt securities. Marketable securities include investments in debt and equity securities and are primarily classified as available-for-sale. Investments in debt securities include investment grade corporate bonds, government securities, and other instruments with maturities ranging from 2008 to 2036. Marketable securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. Other-than-temporary declines in investment values are recorded as a component of Other Expenses (Income), Net in the Consolidated Income Statements. Fair value is estimated based on quoted market prices.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Expenses (Income), Net in the Consolidated Income Statements.

Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The estimated useful lives are: five to forty years for buildings and improvements and three to ten years for furniture, fixtures, and equipment.

We continually evaluate property and equipment, including leasehold improvements, to determine whether events and circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. We measure impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. Fair values generally are estimated using prices for similar assets and/or discounted cash flows.

Goodwill and Other Intangible Assets, net

We account for acquisitions using the purchase method of accounting. Goodwill consists of the cost of acquired businesses in excess of the fair value of the net assets acquired. Additionally, other intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of our intent to do so.

Our principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost. The contractual terms of our franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases, manufacturers have undertaken to renew such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. However, in general, the

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult for a manufacturer to terminate, or not renew, a franchise under these franchise laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. Accordingly, we believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives. Other intangibles are amortized using a straight-line method over their useful lives, generally ranging from three to sixteen years.

Goodwill and franchise rights assets are tested for impairment annually at June 30 or more frequently when events or circumstances indicate that impairment may have occurred. We completed impairment tests of goodwill and franchise rights as of June 30, 2007, and June 30, 2006. The goodwill test includes determining the fair value of our single reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. No goodwill impairment charges resulted from the required goodwill impairment tests. The test for franchise rights assets requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. We recorded $2.2 million ($1.4 million, net of tax) of impairment charges related to rights under a Jaguar store’s franchise agreement to reduce the carrying value of that store’s franchise agreement to estimated fair value. The decline in the fair value of rights under this store’s franchise agreement reflects the negative impact of historical performance of the store since our acquisition of it, as well as our expectations for the store’s future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. This non-cash impairment charge is classified as Other Expenses (Income), Net in the accompanying Consolidated Income Statements for the year ended December 31, 2007.

Other Assets

Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, investments in marketable securities, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation participants, property held for sale, notes receivable, restricted assets, and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense in the accompanying Consolidated Income Statements using the effective interest method through maturity.

We had property held for sale of $10.9 million at December 31, 2007, and $18.7 million at December 31, 2006.

Other Current Liabilities

Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, finance and insurance chargeback liabilities, deferred revenue, accrued expenses, and customer deposits. Other current liabilities also includes other tax accruals, totaling $72.2 million at December 31, 2007, and $58.7 million at December 31, 2006. See Note 11, Income Taxes, of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

Employee Savings Plan

We offer a 401(k) plan to all of our employees and provide a matching contribution to certain employees that participate. The matching contribution expensed totaled $5.1 million in 2007, $5.3 million in 2006, and $5.8 million in 2005.

In 2005, we established a deferred compensation plan (the “Plan”) to provide certain employees with the opportunity to accumulate assets for retirement on a tax-deferred basis commencing in 2006. Participants in the Plan are allowed to defer a portion of their compensation and are 100% vested in their respective deferrals

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provide a matching contribution to participants in the Plan and may also make discretionary contributions. The total contributions expensed totaled $2.6 million in 2007 and $2.5 million in 2006. Matching contributions vest over two years from the effective date of the employer’s matching contribution, and discretionary contributions vest three years after the effective date of the discretionary contribution. Certain participants in the Plan are not eligible for matching contributions to our 401(k) plan. The balances due to participants in the Plan were $23.2 million as of December 31, 2007, and $10.2 million as of December 31, 2006, and are included in Other Liabilities in the accompanying Consolidated Balance Sheets.

Stock Options

We have various stock option plans under which options to purchase shares of common stock may be granted to key employees and directors of AutoNation. Upon exercise, shares of common stock are issued from our treasury stock. Options granted under the plans are non-qualified and are granted at a price equal to or above the closing market price of the common stock on the trading day immediately prior to the date of grant. Generally, options granted will have a term of 10 years from the date of grant and will vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding its interpretation of SFAS No. 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for annual periods beginning after June 15, 2005. As of January 1, 2006, we adopted SFAS No. 123R and related interpretive guidance issued by the FASB and the SEC using the modified prospective transition method. Under the modified prospective transition method, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. Accordingly, our Consolidated Financial Statements for prior periods have not been restated to reflect the adoption of SFAS No. 123R.

Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based employee compensation arrangements whereby compensation cost related to stock options was generally not recognized in determining net income and the pro forma impact of compensation cost related to stock options was disclosed. Our pro forma net income and pro forma

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share that would have been reported if the fair value method had been applied to all awards were as follows for 2005:

2005

Net income, as reported	$496.5
Pro forma stock-based compensation cost, net of taxes	(9.3)

Pro forma net income	$487.2

Basic earnings per share, as reported	$1.89
Pro forma stock-based compensation cost	$(.04)
Pro forma basic earnings per share	$1.85
Diluted earnings per share, as reported	$1.85
Pro forma stock-based compensation cost	$(.03)
Pro forma diluted earnings per share	$1.82
Risk-free interest rate	3.69 — 4.10%
Expected dividend yield	—
Expected term	5 years
Expected volatility	33%

Derivative Financial Instruments

We recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss). These deferred gains and losses are recognized in income or expense in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in income. We recognize gains or losses when the underlying transaction settles.

During 2006, we had $800.0 million of interest rate hedge instruments (cash flow hedges) mature, consisting of $200.0 million in swaps, which effectively locked in a LIBOR-based rate of 3.0%, and $600.0 million in collars that capped floating rates to a maximum LIBOR-based rate no greater than 2.4%. We held no derivative contracts as of December 31, 2007 and 2006.

At December 31, 2005, net unrealized losses, net of income taxes, related to hedges included in Accumulated Other Comprehensive Income (Loss) were $2.1 million. The income statement impact from interest rate hedges was additional income of $1.8 million in 2006 and $0.2 million in 2005. At December 31, 2005, all of our derivative contracts were determined to be highly effective, and no ineffective portion was recognized in income.

Revenue Recognition

Revenue consists of the sales of new and used vehicles, commissions from related finance and insurance (“F&I”) products, sales of parts and services, and sales of other products. We recognize revenue in the period in which products are sold or services are provided. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered, and payment has been received or financing has been arranged. Rebates, holdbacks, floorplan assistance, and certain other dealer credits received directly from manufacturers are recorded as a reduction of the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later. Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

placed with financial institutions in connection with customer vehicle purchases financed and (ii) vehicle protection products sold.

We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements, which are recognized as earned. Certain commissions earned from the sales of finance, insurance, and other protection products are subject to chargebacks should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of F&I products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $62.5 million at December 31, 2007, and $70.1 million at December 31, 2006.

Insurance

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures.

Advertising

We expense the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers’ programs, which is typically after we have incurred the corresponding advertising expenses. Advertising expense, net of allowances, was $211.2 million in 2007, $215.8 million in 2006, and $199.8 million in 2005. Advertising allowances from manufacturers were $28.8 million in 2007, $32.6 million in 2006, and $41.2 million in 2005.

Income Taxes

We file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is based on the combined weighted average number of common shares and common share equivalents outstanding, which include, where appropriate, the assumed exercise of dilutive options.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159, if elected, on our Consolidated Financial Statements.

As of January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). See Note 11, Income Taxes, of Notes to Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. We are currently evaluating the impact of adopting SFAS No. 157 on our Consolidated Financial Statements.

In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. As of January 1, 2007, we adopted EITF 06-3 for interim and annual reporting periods. EITF 06-3 did not impact the method for recording and reporting these sales taxes in our Consolidated Financial Statements as our policy is to exclude all such taxes from revenue.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2007	2006

Trade receivables	$119.1	$111.0
Manufacturer receivables	139.9	158.7
Other	55.5	73.5

	314.5	343.2
Less: Allowances	(6.4)	(6.3)

	308.1	336.9
Contracts-in-transit and vehicle receivables	384.1	429.2
Income tax refundable (See Note 11)	21.9	28.9

Receivables, net	$714.1	$795.0

Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory at December 31 are as follows:

	2007	2006

New vehicles	$1,861.8	$1,856.3
Used vehicles	313.1	299.9
Parts, accessories, and other	150.8	148.8

	$2,325.7	$2,305.0

Vehicle floorplan payable-trade totaled $1.7 billion at December 31, 2007, and $2.0 billion at December 31, 2006. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade totaled $459.9 million at December 31, 2007, and $221.4 million at December 31, 2006, and represents amounts borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows. On November 30, 2006, General Motors (“GM”) completed the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. As a result of this sale, we have classified new borrowings from GMAC subsequent to this transaction as vehicle floorplan payable-non-trade, with related changes reflected as financing cash flows in the accompanying Consolidated Statements of Cash Flows. Accordingly, net floorplan borrowings from GMAC since this transaction (totaling $231.5 million for 2007) are reflected as cash provided by financing activities, while repayments in 2007 of amounts due to GMAC prior to this transaction continue to be reflected as cash used by operating activities in the accompanying Consolidated Statements of Cash Flows.

Our floorplan facilities, which utilize LIBOR-based interest rates, averaged 6.3% for 2007 and 6.2% for 2006. Floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain operational covenants. At December 31, 2007, we were in compliance with such covenants in all material respects. At December 31, 2007, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.6 billion, of which $2.2 billion total was outstanding.

4.	PROPERTY AND EQUIPMENT, NET

A summary of property and equipment, net, at December 31 is as follows:

	2007	2006

Land	$899.8	$826.2
Buildings and improvements	1,187.3	1,143.1
Furniture, fixtures, and equipment	505.3	454.3

	2,592.4	2,423.6
Less: accumulated depreciation and amortization	(605.8)	(529.8)

	$1,986.6	$1,893.8

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, at December 31 consist of the following:

	2007	2006

Goodwill	$3,023.2	$3,033.3
Less: accumulated amortization	(265.8)	(265.8)

Goodwill, net	$2,757.4	$2,767.5

Franchise rights — indefinite-lived	$316.4	$312.5
Other intangibles	7.9	7.8

	324.3	320.3
Less: accumulated amortization	(4.4)	(3.1)

Other intangible assets, net	$319.9	$317.2

Goodwill and franchise rights-indefinite-lived are not amortized. Goodwill was amortized until January 1, 2002, when we adopted provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Other intangibles are amortized primarily over three to sixteen years using a straight-line method.

6.	INSURANCE

At December 31, 2007, and 2006, current insurance accruals were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance accruals were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2007	2006

Insurance accruals — current portion	$39.4	$41.2
Insurance accruals — long-term portion	48.2	47.1

Total insurance accruals	$87.6	$88.3

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt at December 31 are as follows:

	2007	2006

Floating rate senior unsecured notes	$300.0	$300.0
7% senior unsecured notes	300.0	300.0
Term loan facility	600.0	600.0
Revolving credit facility	260.0	195.0
9% senior unsecured notes	14.1	14.1
Mortgage facility	239.7	116.0
Other debt	62.0	46.4

	1,775.8	1,571.5
Less: current maturities	(23.9)	(13.6)

Long-term debt, net of current maturities	$1,751.9	$1,557.9

Senior Unsecured Notes and Credit Agreement

In April 2006, we sold $300.0 million of floating rate senior unsecured notes due April 15, 2013, and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us on or after April 15, 2008, at 103% of principal, on or after April 15, 2009, at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us on or after April 15, 2009, at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.

In April 2006, we also completed the first amendment to our credit agreement to provide: (1) a $675.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.80%, and (2) a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 1.25%. In December 2006, the borrowing capacity of the revolving credit facility was increased to $700.0 million under the amended credit agreement.

The proceeds of the senior unsecured notes and term loan facility, together with cash on hand and borrowings of $80.0 million under the amended revolving credit facility, were used to: (1) purchase 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to our equity tender offer, (2) purchase $309.4 million aggregate principal of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to our debt tender offer and consent solicitation, and (3) pay related financing costs. Approximately $34.5 million of tender premium and other financing costs related to our debt tender offer was expensed during 2006.

We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $78.8 million at December 31, 2007. We had borrowings outstanding under the revolving credit facility of $260.0 million at December 31, 2007, leaving $361.2 million of borrowing capacity at December 31, 2007.

In July 2007, we completed a second amendment of the credit agreement. Under the terms of the second amendment, the interest rate on the term loan facility decreased from LIBOR plus 1.25% to LIBOR plus 0.875% and the interest rate on the revolving credit facility decreased from LIBOR plus 0.80% to LIBOR plus

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.725%. Additionally, the credit agreement termination date was extended from July 14, 2010, to July 18, 2012, and certain other terms and conditions were modified as a result of this amendment. We incurred $1.6 million of expenses in connection with this modification during 2007, which are included as a component of Other Interest Expense in the accompanying Consolidated Income Statements.

The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings. On November 29, 2007, Standard and Poor’s Rating Services revised its outlook for AutoNation to negative from stable.

Our senior unsecured notes and borrowings under the credit agreement are guaranteed by substantially all of our subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc., (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.

Other Debt

At December 31, 2007, we also had $14.1 million of 9% senior unsecured notes due August 1, 2008. The 9% senior unsecured notes are guaranteed by substantially all of our subsidiaries. As discussed above, in April 2006 we purchased $309.4 million aggregate principal amount of the 9% senior unsecured notes. As of April 12, 2006, covenants related to the 9% senior unsecured notes were substantially eliminated as a result of the successful completion of the consent solicitation. The remaining aggregate principal amount of 9% senior unsecured notes was not tendered for purchase and, accordingly, remains outstanding.

At December 31, 2007, we had $239.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. In connection with this refinancing, in 2007 we received net proceeds of approximately $126.4 million and recorded $1.0 million of expenses, which are included as a component of Other Interest Expense in the accompanying Consolidated Income Statements. Prior to this refinancing, the facility utilized LIBOR-based interest rates. The facility’s interest rates averaged 6.5% for 2007 and 6.4% for 2006.

During 2000, we entered into a sale-leaseback transaction involving our corporate headquarters facility that resulted in net proceeds of approximately $52.1 million. This transaction was accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. We have the option to renew the lease at the end of the ten-year lease term subject to certain conditions. The gain on this transaction has been deferred and will be recognized at the end of the lease term, including renewals. The remaining obligation related to this transaction of $40.4 million at December 31, 2007, and $42.8 million at December 31, 2006, is included in Other Debt in the above table.

Restrictions and Covenants

Our senior unsecured notes issued in April 2006, credit agreement, and mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

The indenture for our senior unsecured notes issued in April 2006 restricts our ability to make payments in connection with share repurchases, dividends, debt retirement, investments, and similar matters to a cumulative aggregate amount that is limited to $500.0 million plus 50% of our cumulative consolidated net income (as defined in the indenture) since April 1, 2006, the net proceeds of stock option exercises, and certain other items, subject to certain exceptions and conditions set forth in the indenture. As of December 31, 2007, the amended credit agreement requires us to meet certain financial covenants, as defined, requiring the

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance of a maximum consolidated leverage ratio, as defined (3.0 times through September 30, 2009, after which it will revert to 2.75 times), and a maximum capitalization ratio (65%), as defined. In addition, the indenture for the senior unsecured notes issued in April 2006 contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.

In the event that we were to default in the observance or performance of any of the financial covenants in the amended credit agreement or mortgage facility and such default were to continue beyond any cure period or waiver, the lender under the respective facility could elect to terminate the facilities and declare all outstanding obligations under such facilities immediately payable. Our amended credit agreement, the indenture for our senior unsecured notes issued in April 2006, our vehicle floorplan payable facilities, and our mortgage facility have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation. As of December 31, 2007, we were in compliance with the requirements of all applicable financial and operating covenants.

In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur. Certain covenants in the indenture for the senior unsecured notes issued in April 2006 would be eliminated with an upgrade of our senior unsecured notes to investment grade by either Standard & Poor’s or Moody’s Investors Services.

At December 31, 2007, aggregate maturities of notes payable and long-term debt, excluding vehicle floorplan payable, were as follows:

Year Ending December 31:
2008	$23.9
2009	22.4
2010	42.9
2011	8.0
2012	868.5
Thereafter	810.1

$1,775.8

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, class actions, purported class actions, and actions brought by governmental authorities.

We are a party to numerous legal proceedings that arose in the conduct of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations, and cash flows.

Lease Commitments

We lease real property, equipment, and software under various operating leases most of which have terms from one to twenty years. We account for leases under SFAS No. 13, “Accounting for Leases”, and other related authoritative literature.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses under real property, equipment, and software leases were $66.9 million in 2007, $58.2 million in 2006, and $57.4 million in 2005. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2007, are as follows:

Year Ending December 31:
2008	$60.6
2009	58.3
2010	47.5
2011	46.3
2012	44.4
Thereafter	408.1

665.2
Less: sublease rentals	(11.7)

$653.5

Other Matters

AutoNation, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by our subsidiaries of their respective dealership premises. Pursuant to these leases, our subsidiaries generally agree to indemnify the lessor and other related parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, we enter into agreements with third parties in connection with the sale of assets or businesses in which we agree to indemnify the purchaser or related parties from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, we enter into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement.

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we or our subsidiaries will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $90 million at December 31, 2007. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

At December 31, 2007, surety bonds, letters of credit, and cash deposits totaled $111.6 million, including $78.8 million of letters of credit. In the ordinary course of business, we are required to post performance and

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. We do not have any material known environmental commitments or contingencies.

9.	SHAREHOLDERS’ EQUITY

A summary of yearly repurchase activity follows:

	Shares
	Repurchased	Aggregate
Year Ended December 31:	(In millions)	Purchase Price

2007	33.2	$645.7
2006	61.2	$1,380.6
2005	11.8	$237.1

As discussed in Note 7, Notes Payable and Long-Term Debt, of the Notes to Consolidated Financial Statements, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to an equity tender offer in April 2006. After the completion of the equity tender offer, we repurchased an additional 11.2 million shares of our common stock for a purchase price of $228.9 million during the remainder of 2006, for a total of 61.2 million shares repurchased for an aggregate purchase price of $1.38 billion in 2006.

In April 2007, our Board of Directors authorized an additional $500.0 million share repurchase program. We repurchased 33.2 million shares of our common stock for an aggregate purchase price of $645.7 million (average purchase price per share of $19.43) during the year ended December 31, 2007. In October 2007, our Board of Directors authorized an additional $250.0 million share repurchase program. There is $196.7 million available for share repurchases authorized by our Board of Directors as of December 31, 2007. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes.

Our Board of Directors authorized the retirement of 30 million shares in 2007 and 50 million shares in 2006 of our treasury stock, which assumed the status of authorized but unissued shares. These retirements had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, and treasury stock accounts have been adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.

We have 5.0 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Proceeds from the exercise of stock options were $96.6 million in 2007, $75.7 million in 2006, and $112.8 million in 2005.

10.	STOCK OPTIONS

We recorded $15.3 million ($9.6 million on an after-tax basis) during 2007 and $15.2 million ($9.3 million on an after-tax basis) during 2006 of compensation expense (included in Selling, General and Administrative Expenses in the accompanying Consolidated Income Statements) attributable to stock options granted or vested subsequent to December 31, 2005.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense over the requisite service period of the grants on a straight-line basis. The following table summarizes the assumptions used:

	2007	2006

Risk-free interest rate	3.06% — 4.87%	2.99% — 5.16%
Expected dividend yield	—	—
Expected term	4 — 7 years	4 — 7 years
Expected volatility	20% — 40%	32% — 40%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility, and other factors impacting us, including the debt and equity tender offers discussed in Note 7, Notes Payable and Long-Term Debt, and Note 9, Shareholders’ Equity, of the Notes to Consolidated Financial Statements.

The following table summarizes stock option activity during 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic Value
	(In millions)	Price	Term (Years)	(In millions)

Options outstanding at January 1	22.5	$17.01
Granted	2.4	$19.51
Exercised	(6.8)	$14.12
Forfeited	(0.4)	$19.83
Expired	(3.5)	$25.51

Options outstanding at December 31	14.2	$16.68	6.1	$19.9

Options exercisable at December 31	9.3	$15.01	4.7	$19.9
Options available for future grants at December 31	14.2

The weighted average grant-date fair value of stock options granted was $7.34 in 2007, $8.21 in 2006, and $7.74 in 2005. The total intrinsic value of stock options exercised was $51.7 million in 2007, $47.5 million in 2006, and $84.9 million in 2005.

A summary of non-vested stock option transactions is as follows for 2007:

		Weighted-
		Average
		Granted-Date
	Shares	Fair Value
	(In millions)	(per Share)

Nonvested at January 1	5.0	$7.44
Granted	2.2	$7.27
Vested	(1.9)	$7.28
Forfeited	(0.4)	$7.24

Nonvested at December 31	4.9	$7.44

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, there was $31.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of four years. The total fair value of shares vested during 2007 was $14.2 million.

Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of common stock options as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS No. 123R, tax benefits from the exercise of stock options of $17.7 million in 2007 and $18.0 million in 2006 are reported as financing cash flows in 2007.

11.	INCOME TAXES

The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2007	2006	2005

Current:
Federal	$142.8	$165.4	$178.3
State	23.2	26.9	31.5
Federal and state deferred	10.6	19.7	30.4
Change in valuation allowance, net	—	(2.3)	2.1
Adjustments and settlements, net	(5.3)	0.7	(16.6)

Provision for income taxes	$171.3	$210.4	$225.7

A reconciliation of the provision for income taxes calculated using the statutory federal income tax rate to our provision for income taxes from continuing operations for the years ended December 31 is as follows:

	2007	%	2006	%	2005	%

Provision for income taxes at statutory rate of 35%	$160.7	35.0	$189.4	35.0	$216.4	35.0
Non-deductible expenses	3.6	0.8	3.2	0.6	2.3	0.4
State income taxes, net of federal benefit	12.3	2.6	19.4	3.6	21.5	3.5

	176.6	38.4	212.0	39.2	240.2	38.9
Change in valuation allowance, net	—	—	(2.3)	(0.4)	2.1	0.3
Adjustments and settlements, net	(5.3)	(1.1)	0.7	0.1	(16.6)	(2.7)

Provision for income taxes	$171.3	37.3	$210.4	38.9	$225.7	36.5

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax asset and liability components at December 31 are as follows:

	2007	2006

Deferred income tax assets:
Inventory	$(10.9)	$(8.3)
Receivable reserves	(3.7)	(5.6)
Warranty, chargeback and self-insurance liabilities	(55.3)	(58.0)
Other accrued liabilities	(43.0)	(31.0)
Federal and state tax benefits	(22.8)	—
Other, net	(36.0)	(31.4)
Loss carryforwards — Federal and state	(21.2)	(17.2)

	(192.9)	(151.5)

Valuation allowances	13.3	12.3
Deferred income tax liabilities:
Long-lived assets (intangibles and property)	307.2	283.7
Other, net	5.6	6.1

	312.8	289.8

Net deferred income tax (assets) liabilities	$133.2	$150.6

The current deferred income tax assets of $87.5 million at December 31, 2007, and $74.8 million at December 31, 2006, are classified as Other Current Assets in the accompanying Consolidated Balance Sheets.

Income taxes refundable included in Receivables, net, totaled $21.9 million at December 31, 2007, and $28.9 million at December 31, 2006.

At December 31, 2007, we had $13.2 million of federal capital loss carryforwards, approximately $290 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $5.5 million of state tax credits, all of which result in a deferred tax asset of $21.2 million and expire from 2008 through 2027. At December 31, 2007, we had $13.3 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the purchase method of accounting.

During 2007, we recognized $12.0 million related to the resolution of certain income tax matters, changes in certain state tax laws, and other adjustments.

During 2006, we made estimated state tax and federal tax payments totaling $278.3 million, including approximately $100 million related to provisions for the third and fourth quarter of 2005, payment for which had been deferred as allowed for filers impacted by hurricanes in 2005.

During 2005, we recorded net income tax benefits to the provision for income taxes totaling $14.5 million, primarily related to the resolution of various income tax matters. We also recognized income of $110.0 million included in discontinued operations in 2005, related to the settlement of various income tax matters.

We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, the IRS is auditing the tax years

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from 2002 to 2004. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $2 million (net of tax effect) in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007

Balance at January 1	$41.8
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2.4
Reductions for tax positions of prior years	(7.1)
Settlements	(1.8)

Balance at December 31	$35.3

As of December 31, 2007, we have accumulated interest and penalties associated with these unrecognized tax benefits of $39.6 million, of which $5.8 million of interest was accrued during 2007. We additionally have a deferred tax asset of $22.8 million related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset is $52.1 million, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Current and Non-Current Other Assets and Other Liabilities in the Consolidated Balance Sheets.

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. During 2007, we recognized $3.6 million (net of tax effect) of interest and no penalties as part of the provision for income taxes in the Consolidated Income Statements.

During the twelve months beginning January 1, 2008, it is reasonably possible that we will reduce unrecognized tax benefits by approximately $35 million to $39 million (net of tax effect) primarily as a result of the expiration of certain statutes of limitations.

12.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

	2007	2006	2005

Weighted average shares outstanding used to calculate basic earnings per share	198.3	225.2	262.7
Effect of dilutive options	1.7	4.1	5.3

Weighted average common and common equivalent shares used to calculate diluted earnings per share	200.0	229.3	268.0

As discussed in Note 7, Notes Payable and Long-Term Debt, of the Notes to Consolidated Financial Statements, in April 2006 we repurchased 50 million shares of its common stock pursuant to an equity tender

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offer. As of December 31, 2007, we had employee stock options outstanding of 14.2 million of which 6.6 million have been excluded from the computation of diluted earnings per share since they are anti-dilutive. Outstanding employee stock options totaling 5.5 million at December 31, 2006, and 7.2 million at December 31, 2005, have been excluded since they were anti-dilutive.

13.	DISCONTINUED OPERATIONS

Discontinued operations are related to stores that were sold, that we have entered into an agreement to sell, or for which we otherwise deem a proposed sales transaction to be probable, with no material changes expected. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement. The accompanying Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Also included in results from discontinued operations in 2005 is income from an income tax adjustment related to items previously reported in discontinued operations. Selected income statement data for our discontinued operations is as follows:

	2007	2006	2005

Total revenue	$259.1	$688.0	$1,157.8

Pre-tax loss from discontinued operations	$(4.2)	$(9.4)	$(7.2)
Pre-tax gain (loss) on disposal of discontinued operations	4.2	(6.6)	(6.3)

	—	(16.0)	(13.5)
Income tax expense (benefit)	9.3	(2.1)	(7.4)

Income tax adjustment (see Note 11)	—	—	110.0

Income (loss) from discontinued operations,			—
net of income taxes	$(9.3)	$(13.9)	$103.9

A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	December 31,	December 31,
	2007	2006

Inventory	$7.9	$77.7
Other current assets	3.6	20.5
Property and equipment, net	13.8	39.9
Goodwill	9.4	36.2
Other non-current assets	0.1	0.3

Total assets	$34.8	$174.6

Vehicle floorplan payable-trade	$2.4	$57.9
Vehicle floorplan payable-non-trade	4.0	13.1
Other current liabilities	3.0	15.0

Total liabilities	$9.4	$86.0

Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:

	2007			2006			2005
	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Unrealized gains (losses) on cash flow hedges, restricted investments and marketable securities	$0.3	$(0.1)	$0.2	$(3.6)	$1.4	$(2.2)	$5.0	$(1.7)	$3.3

The Accumulated Other Comprehensive Income (Loss) in the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income is $(0.2) million at December 31, 2007, $(0.4) million at December 31, 2006, and $1.8 million at December 31, 2005.

15.	ACQUISITIONS

We acquired various automotive retail franchises and related assets during the years ended December 31, 2007, 2006, and 2005. We paid in cash approximately $6.7 million in 2007, $166.5 million in 2006, and $6.0 million in 2005 for automotive retail acquisitions. We also paid $0.2 million in 2006 and $9.9 million in 2005 in deferred purchase price for certain prior year automotive retail acquisitions. During 2007, we acquired ten automobile retail franchises and other related assets, five in 2006, and two in 2005. We have accrued approximately $0.5 million at December 31, 2007, and $4.2 million at December 31, 2006, of deferred purchase price due to former owners of acquired businesses, which is included in Other Current Liabilities in the accompanying Consolidated Balance Sheets.

Purchase price allocations for 2007 are tentative and subject to final adjustment. Purchase price allocations for business combinations accounted for under the purchase method of accounting for the years ended December 31 were as follows:

	2007	2006	2005

Accounts receivable	$—	$5.6	$—
Inventory	20.0	45.3	6.5
Property and equipment	1.6	7.1	0.1
Goodwill	2.5	81.3	2.5
Franchise rights — indefinite lived	2.0	88.0	3.9
Other intangibles subject to amortization	—	1.7	—
Other assets	—	11.5	0.1
Vehicle floorplan payable-trade	—	(13.4)	(6.5)
Vehicle floorplan payable-non-trade	(18.7)	(34.8)	—
Other liabilities	(0.7)	(25.8)	(0.6)

	6.7	166.5	6.0
Cash paid in deferred purchase price	—	0.2	9.9

Cash used in business acquisitions, net of cash acquired	$6.7	$166.7	$15.9

Responsibility for the vehicle floorplan payable is assumed by us in acquisition transactions. Typically, we refinance the vehicle floorplan payable, in which case the initial refinancing is accounted for as a vehicle

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

floorplan payable-non-trade. We anticipate that substantially all of the goodwill recorded in 2007, 2006, and 2005 will be deductible for federal income tax purposes.

Our unaudited pro forma consolidated results of continuing operations assuming 2007 and 2006 acquisitions had occurred at January 1, 2006, are as follows for the years ended December 31:

	2007	2006

Revenue	$17,780.8	$18,912.3
Net income	$278.3	$320.3
Diluted earnings per share	$1.39	$1.40

The unaudited pro forma results of continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of AutoNation or what the results of operations would have been had we owned and operated these businesses as of the beginning of each period presented.

In January 2008, we acquired a BMW dealership in Tucson, Arizona.

16.	RELATED PARTY TRANSACTIONS

It is our policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party. As discussed in Note 7, Notes Payable and Long-Term Debt, and Note 9, Shareholders’ Equity, of the Notes to Consolidated Financial Statements, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to an equity tender offer in April 2006 that we made to all stockholders on the same terms. Prior to the tender offer, ESL Investments, Inc. and certain of its investment affiliates agreed to tender all of their shares in the tender offer. As part of the tender offer, we purchased 807,183 shares of our common stock that were beneficially owned by Michael E. Maroone, our President and Chief Operating Officer and one of our directors, and 20,353,844 shares from ESL Investments, Inc., and its investment affiliates. At the time of the tender offer, Edward S. Lampert served as one of our directors and as the Chief Executive Officer of ESL Investments, Inc., and William C. Crowley served as one of our directors and as the President and Chief Operating Officer of ESL Investments, Inc. There were no other material transactions with related parties in the years ended December 31, 2007, 2006 or 2005.

17.	CASH FLOW INFORMATION

We consider all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.

We made interest payments of $250.8 million in 2007, $240.6 million in 2006, and $187.2 million in 2005, including interest on vehicle inventory financing. We made income tax payments of $147.9 million in 2007, $278.3 million in 2006, and $43.4 million in 2005. In February 2006, we made estimated state tax and federal tax payments totaling approximately $100 million, primarily related to provisions for the third and fourth quarter of 2005.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.

The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, trade and manufacturer receivables, other current assets, vehicle floorplan payable, accounts payable, other current liabilities, and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

•	Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. The carrying amount and fair value of our investments in marketable securities totaled $18.5 million at December 31, 2007, and $27.3 million at December 31, 2006.

•	Fixed rate debt: The fair value of fixed rate debt is based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amounts of our fixed rate debt primarily consisting of amounts outstanding under our senior unsecured notes and mortgages totaled $595.2 million at December 31, 2007, and $360.5 million at December 31, 2006, with a fair value of $578.9 million in 2007 and $363.4 million in 2006.

19.	BUSINESS AND CREDIT CONCENTRATIONS

We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2007, approximately 50% of our new vehicle revenue was generated by our stores in California and Florida. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $139.9 million at December 31, 2007, and $158.7 million at December 31, 2006. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.

We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Additionally, we finance our new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing.

Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2007, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

20.	QUARTERLY INFORMATION (UNAUDITED)

Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter weather conditions. Accordingly, we expect revenue and operating results generally to be lower in the first and fourth quarters as compared to

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events, and by other factors unrelated to weather conditions, such as changing economic conditions and automotive manufacturer incentive programs.

The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2007 and 2006:

		First	Second	Third	Fourth
(In millions, except per share data)		Quarter	Quarter	Quarter	Quarter

Revenue	2007	$4,347.1	$4,532.6	$4,598.0	$4,213.8
	2006	$4,518.9	$4,862.6	$4,850.4	$4,394.6
Gross profit	2007	$725.0	$721.5	$726.3	$671.6
	2006	$744.8	$776.5	$764.0	$697.5
Operating income	2007	$186.3	$184.4	$186.3	$147.8
	2006	$200.6	$211.5	$202.7	$176.9
Income from continuing operations	2007	$128.6	$126.4	$122.7	$81.6
	2006	$161.6	$119.8	$141.0	$118.8
Net income	2007	$77.6	$77.3	$72.1	$51.7
	2006	$87.2	$72.7	$81.8	$75.2
Basic earnings per share from continuing operations(1)	2007	$.40	$.38	$.40	$.27
	2006	$.37	$.33	$.41	$.36
Diluted earnings per share from continuing operations(1)	2007	$.39	$.38	$.40	$.27
	2006	$.36	$.33	$.40	$.35

(1)	Quarterly basic and diluted earnings per share from continuing operations may not equal total earnings per share for the year as reported in the Consolidated Income Statements due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations and certain accounts receivable). We have substantially implemented the core phase in 179 of our 244 stores as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm contained herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

The information required by Item 401 of Regulation S-K with respect to our executive officers is set forth under the heading “Executive Officers of AutoNation” in Part I, Item 1, of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements.  The Consolidated Financial Statements of AutoNation are set forth in Part II, Item 8.

(a)(2) Financial Statement Schedules.  Not applicable.

(a)(3) Exhibits.  See Item 15(b) below.

(b) Exhibits.  We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c) Financial Statement Schedules.  See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
AutoNation, Inc.

By: /s/ Michael J. Jackson
Michael J. Jackson
Chairman of the Board and
Chief Executive Officer

February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Jackson Michael J. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ Michael J. Short Michael J. Short	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ Michael J. Stephan Michael J. Stephan	Vice President — Corporate Controller (Principal Accounting Officer)	February 27, 2008

/s/ Robert J. Brown Robert J. Brown	Director	February 27, 2008

/s/ Rick L. Burdick Rick L. Burdick	Director	February 27, 2008

/s/ William C. Crowley William C. Crowley	Director	February 27, 2008

/s/ Kim C. Goodman Kim C. Goodman	Director	February 27, 2008

/s/ Robert R. Grusky Robert R. Grusky	Director	February 27, 2008

/s/ Michael E. Maroone Michael E. Maroone	Director	February 27, 2008

/s/ Carlos A. Migoya Carlos A. Migoya	Director	February 27, 2008

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing
Number	Exhibit Description	Form	File Number	Exhibit	Date

3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	2/8/08
4.1	Indenture, dated as of August 10, 2001 (the “Indenture”), relating to the issuance of $450.0 million aggregate principal amount of senior unsecured notes due 2008.	S-4	333-71098	4.4	10/5/01
4.2	Supplemental Indenture, dated as of November 8, 2002, amending the Indenture to increase by $400.0 million the Company’s capacity to make restricted payments under the terms of the Indenture, including payments for the repurchase of its common stock.	10-K	001-13107	4.2	2/28/03
4.3	Supplemental Indenture, dated as of April 30, 2002, amending the Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.2	3/10/04
4.4	Supplemental Indenture, dated as of March 29, 2004, amending the Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.4	3/3/06
4.5	Supplemental Indenture, dated as of November 3, 2005, amending the Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.5	3/3/06
4.6	Supplemental Indenture, dated as of April 5, 2006, amending the Indenture to remove substantially all of the restrictive covenants contained therein.	10-K	001-13107	4.6	2/28/07
4.7	Indenture, dated April 12, 2006 (the “2006 Indenture”), relating to the issuance of $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014.	8-K	001-13107	4.1	4/28/06
4.8	Supplemental Indenture, dated as of August 17, 2006, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	S-4	333-136949	4.7	8/29/06
4.9*	Supplemental Indenture, dated January 24, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.
4.10*	Supplemental Indenture, dated March 19, 2007, amending the Indenture and the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.
4.11*	Supplemental Indenture, dated October 18, 2007, amending the Indenture and the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.
4.12	Form of floating rate senior unsecured notes due 2013 (included in Exhibit 4.7).	S-4	333-136949	4.7	8/29/06
4.13	Form of 7% senior unsecured notes due 2014 (included in Exhibit 4.7).	S-4	333-136949	4.7	8/29/06
4.14	First Amendment, dated April 12, 2006, to Five-year Credit Agreement dated July 14, 2005 (the “Credit Agreement”) amending and restating the Credit Agreement.	8-K	001-13107	10.1	4/28/06

		Incorporated by Reference
Exhibit					Filing
Number	Exhibit Description	Form	File Number	Exhibit	Date

4.15	Second Amendment, dated July 18, 2007, to Five-year Credit Agreement, as amended by the First Amendment on April 12, 2006.	10-Q	001-13107	4.1	10/25/07
4.16	Registration Rights Agreement dated April 12, 2006, between AutoNation, the Guarantors named therein and the Initial Purchasers named therein, relating to the $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014.	S-4	333-136949	4.10	8/29/06
4.17	AutoNation is a party to certain long-term debt agreements where the amount involved does not exceed 10% of AutoNation’s total assets. AutoNation agrees to furnish a copy of any such agreements to the Commission upon request.
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.4	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10.5	AutoNation, Inc. Deferred Compensation Plan.	8-K	001-13107	10.1	11/23/05
10.6	Employment Agreement dated July 25, 2007, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer.	8-K	001-13107	10.1	7/26/07
10.7	Letter Agreement dated March 26, 1999, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.	10-Q	001-13107	10.1	11/12/99
10.8	Employment Agreement dated July 25, 2007, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.	8-K	001-13107	10.2	7/26/07
10.9	Employment Letter dated December 27, 2006, between AutoNation, Inc. and Michael J. Short, Executive Vice President and Chief Financial Officer.	8-K	001-13107	10.1	1/5/07
10.10	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock option plans.	10-K	001-13107	10.12	2/24/05
10.11	Letter Agreement, dated March 6, 2006, regarding agreement by ESL Investments, Inc. and certain affiliated entities to tender all of their AutoNation shares in AutoNation’s cash tender offer to purchase up to 50 million shares of common stock.	8-K	001-13107	10.1	3/7/06
10.12	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.13	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07

Incorporated by Reference
Exhibit					Filing
Number	Exhibit Description	Form	File Number	Exhibit	Date

10.14	AutoNation, Inc. Senior Executive Incentive Bonus Plan.	10-K	001-13107	10.18	2/28/07
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer

*	Filed herewith

**	Furnished herewith

Exhibits 10.1 through 10.14 are management contracts or compensatory plans, contracts or arrangements.