Form 10-Q
period 2008-03-31
AUTONATION INC /FL
filed 2008-04-25
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission File Number: 0-13107
AUTONATION, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	73-1105145 (I.R.S. Employer Identification No.)

110 S.E. 6th Street, Fort Lauderdale, Florida (Address of Principal Executive Offices)	33301 (Zip Code)
(954) 769-6000
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑
As of April 21, 2008, the registrant had 178,535,962 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34.4	$33.0
Receivables, net	641.0	707.6
Inventory	2,377.1	2,285.6
Other current assets	217.2	246.5

Total Current Assets	3,269.7	3,272.7

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $619.4 million and $597.9 million, respectively	1,963.6	1,971.3
GOODWILL, NET	2,759.5	2,738.3
OTHER INTANGIBLE ASSETS, NET	329.9	319.9
OTHER ASSETS	200.5	177.4

Total Assets	$8,523.2	$8,479.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,787.8	$1,691.0
Vehicle floorplan payable - non-trade	412.5	452.7
Accounts payable	229.5	210.3
Notes payable and current maturities of long-term obligations	30.1	23.9
Other current liabilities	530.9	523.9

Total Current Liabilities	2,990.8	2,901.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,668.5	1,751.9
DEFERRED INCOME TAXES	225.0	220.7
OTHER LIABILITIES	137.9	131.7
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at March 31, 2008, and December 31, 2007, including shares held in treasury	1.9	1.9
Additional paid-in capital	464.5	461.0
Retained earnings (Note 6)	3,316.8	3,266.1
Accumulated other comprehensive loss	(0.1)	(0.2)
Treasury stock, at cost; 15,029,170 and 13,205,583 shares held, respectively	(282.1)	(255.3)

Total Shareholders’ Equity	3,501.0	3,473.5

Total Liabilities and Shareholders’ Equity	$8,523.2	$8,479.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
New vehicle	$2,198.8	$2,423.5
Used vehicle	983.4	1,068.3
Parts and service	654.6	644.7
Finance and insurance, net	145.0	146.3
Other	17.6	17.1

TOTAL REVENUE	3,999.4	4,299.9

Cost of Sales:
New vehicle	2,052.8	2,246.6
Used vehicle	899.3	965.5
Parts and service	370.6	363.3
Other	7.5	6.7

TOTAL COST OF SALES	3,330.2	3,582.1

Gross Profit:
New vehicle	146.0	176.9
Used vehicle	84.1	102.8
Parts and service	284.0	281.4
Finance and insurance	145.0	146.3
Other	10.1	10.4

TOTAL GROSS PROFIT	669.2	717.8

Selling, general, and administrative expenses	498.3	511.2
Depreciation and amortization	23.5	20.9
Other expenses, net	0.3	—

OPERATING INCOME	147.1	185.7
Floorplan interest expense	(25.3)	(31.7)
Other interest expense	(26.8)	(26.4)
Interest income	0.5	0.9
Other gains (losses), net	(1.8)	0.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	93.7	128.6
PROVISION FOR INCOME TAXES	38.0	46.1

NET INCOME FROM CONTINUING OPERATIONS	55.7	82.5
Loss from discontinued operations, net of income taxes	(5.0)	(4.9)

NET INCOME	$50.7	$77.6

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.31	$0.40
Discontinued operations	$(0.03)	$(0.02)
Net income	$0.28	$0.37
Weighted average common shares outstanding	180.0	208.1

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.31	$0.39
Discontinued operations	$(0.03)	$(0.02)
Net income	$0.28	$0.37
Weighted average common shares outstanding	180.6	210.7

COMMON SHARES OUTSTANDING, net of treasury stock	178.5	209.7
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
BALANCE AT DECEMBER 31, 2007	193,562,149	$1.9	$461.0	$3,266.1	$(0.2)	$(255.3)	$3,473.5
Exercise of stock options, including income tax benefit of $0.1 million	—	—	(0.3)	—	—	1.0	0.7
Stock option expense	—	—	3.8	—	—	—	3.8
Other comprehensive income	—	—	—	—	0.1	—	0.1
Purchases of treasury stock	—	—	—	—	—	(27.8)	(27.8)
Net income	—	—	—	50.7	—	—	50.7

BALANCE AT MARCH 31, 2008	193,562,149	$1.9	$464.5	$3,316.8	$(0.1)	$(282.1)	$3,501.0

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2008	2007
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$50.7	$77.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5.0	4.9
Depreciation and amortization	23.5	20.9
Amortization of debt issue costs and discounts	0.7	0.9
Stock option expense	3.8	3.0
Deferred income tax provision	4.3	4.6
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	66.7	141.9
Inventory	(86.8)	75.8
Other assets	(2.1)	(6.6)
Vehicle floorplan payable-trade, net	96.8	(265.8)
Accounts payable	19.2	32.8
Other liabilities	10.6	12.3

Net cash provided by continuing operations	192.4	102.3
Net cash provided by (used in) discontinued operations	(0.5)	0.9

Net cash provided by operating activities	191.9	103.2

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(21.7)	(42.3)
Property operating lease buy-outs	(1.8)	—
Proceeds from the sale of property and equipment	0.1	—
Cash used in business acquisitions, net of cash acquired	(29.4)	—
Net change in restricted cash	(0.7)	3.6
Purchases of restricted investments	—	(5.3)
Proceeds from the sale of restricted investments	2.8	3.2
Cash received from business divestitures, net of cash relinquished	9.5	10.1
Other	(0.1)	(0.2)

Net cash used in continuing operations	(41.3)	(30.9)
Net cash used in discontinued operations	—	(0.9)

Net cash used in investing activities	(41.3)	(31.8)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Continued

	Three Months Ended
	March 31,
	2008	2007
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(28.7)	(50.3)
Proceeds from revolving credit facility	351.0	80.0
Payment of revolving credit facility	(426.0)	(275.0)
Net proceeds (payments) of vehicle floor plan payable - non-trade	(43.6)	78.5
Payments of mortgage facilities	(1.6)	(1.1)
Payments of notes payable and long-term debt	(1.4)	(1.4)
Proceeds from the exercise of stock options	1.0	76.1
Tax benefit from stock options	0.1	13.4
Other	—	(0.1)

Net cash used in continuing operations	(149.2)	(79.9)
Net cash used in discontinued operations	—	(0.3)

Net cash used in financing activities	(149.2)	(80.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.4	(8.8)
CASH AND CASH EQUIVALENTS at beginning of period	33.0	52.9

CASH AND CASH EQUIVALENTS at end of period	$34.4	$44.1

The accompanying notes are an integral part of these statements

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)
1. INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2008, we owned and operated 321 new vehicle franchises from 243 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products, and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries; all significant intercompany accounts and transactions have been eliminated. The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information related to our organization, significant accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, our financial position and results of operations for the periods presented.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made by AutoNation in the accompanying Unaudited Condensed Consolidated Financial Statements include allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, certain assumptions related to goodwill, intangible, and long-lived assets, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations, and certain assumptions related to stock option compensation.
     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K.
     Certain reclassifications of amounts previously reported have been made to the accompanying Unaudited Condensed Consolidated Financial Statements in order to maintain consistency and comparability between periods presented. We reclassified certain amounts within the Cash Provided by (Used in) Operating Activities section of our Unaudited Condensed Consolidated Statements of Cash Flows to separately present our deferred income tax provision.
New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). In February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007.
     Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three months ended March 31, 2008. In accordance with FSP FAS 157-2, we are currently evaluating the potential impact of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our single reporting unit for the purpose of assessing goodwill impairment, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.
2. RECEIVABLES, NET
     The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31,	December 31,
	2008	2007
Trade receivables	$121.1	$118.7
Manufacturer receivables	121.2	138.2
Other	47.5	55.0

	289.8	311.9
Less: Allowances	(6.6)	(6.4)

	283.2	305.5
Contracts-in-transit and vehicle receivables	340.1	380.2
Income tax refundable (See Note 6)	17.7	21.9

Receivables, net	$641.0	$707.6

     Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
     The components of inventory are as follows:

	March 31,	December 31,
	2008	2007
New vehicles	$1,908.7	$1,826.3
Used vehicles	319.7	310.5
Parts, accessories, and other	148.7	148.8

	$2,377.1	$2,285.6

     Vehicle floorplan payable-trade totaled $1.8 billion at March 31, 2008, and $1.7 billion at December 31, 2007. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade totaled $412.5 million at March 31, 2008, and $452.7 million at December 31, 2007, and represents amounts borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
     Our floorplan facilities, which utilize LIBOR-based interest rates, averaged 4.3% for the three months ended March 31, 2008, and 6.3% for the three months ended March 31, 2007. Floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our manufacturer agreements generally require the manufacturer to have the ability to draft against the floorplan facilities so the floorplan lender directly funds the manufacturer for the purchase of inventory. The floorplan facilities contain certain operational covenants. At March 31, 2008, we were in compliance with such covenants in all material respects. At March 31, 2008, aggregate capacity under the floorplan credit facilities to finance new vehicles was approximately $3.6 billion, of which $2.2 billion total was outstanding.
4. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and intangible assets, net, consist of the following:

	March 31,	December 31,
	2008	2007
Goodwill	$3,025.3	$3,004.1
Less: accumulated amortization	(265.8)	(265.8)

Goodwill, net	$2,759.5	$2,738.3

Franchise rights - indefinite-lived	$323.7	$316.4
Other intangibles	10.9	7.9

	334.6	324.3
Less: accumulated amortization	(4.7)	(4.4)

Other intangibles, net	$329.9	$319.9

     Goodwill and intangibles with indefinite lives are tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred. Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5. NOTES PAYABLE AND LONG-TERM DEBT
     Notes payable and long-term debt consist of the following:

	March 31,	December 31,
	2008	2007
Floating rate senior unsecured notes, due 2013	$300.0	$300.0
7% senior unsecured notes, due 2014	300.0	300.0
Term loan facility, due 2012	600.0	600.0
Revolving credit facility, due 2012	185.0	260.0
9% senior unsecured notes, due 2008	14.1	14.1
Mortgage facility, due 2017	238.1	239.7
Other debt, due from 2010 to 2025	61.4	62.0

	1,698.6	1,775.8
Less: current maturities	(30.1)	(23.9)

Long-term debt, net of current maturities	$1,668.5	$1,751.9

     Senior Unsecured Notes and Credit Agreement
     We have $300.0 million of floating rate senior unsecured notes due April 15, 2013, and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us on or after April 15, 2008, at 103% of principal, on or after April 15, 2009, at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us on or after April 15, 2009, at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $78.8 million at March 31, 2008. We had borrowings outstanding under the revolving credit facility of $185.0 million at March 31, 2008, leaving $436.2 million of borrowing capacity at March 31, 2008.
     The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard and Poor’s (BB+, with negative outlook) and Moody’s (Ba2, with stable outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard and Poor’s or Moody’s would result in a 20 basis point increase in the credit spread under our revolving credit facility and a 25 basis point increase in the credit spread under our term loan facility. On November 29, 2007, Standard and Poor’s Rating Services revised its outlook for AutoNation to negative from stable.
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
     Other Debt
     At March 31, 2008, we also had $14.1 million of 9% senior unsecured notes due August 1, 2008. The 9% senior unsecured notes are guaranteed by substantially all of our subsidiaries.
     At March 31, 2008, we had $238.1 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. Prior to this refinancing, the facility utilized short-term LIBOR-based interest rates, which averaged 6.7% for the three months ended March 31, 2007.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Restrictions and Covenants
     Our amended credit agreement, the indenture for our floating rate and 7% senior unsecured notes, our vehicle floorplan payable facilities, and our mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
     For example, under the amended credit agreement, we are required to maintain a maximum consolidated leverage ratio, as defined (3.0 times through September 30, 2009, after which it will revert to 2.75 times). In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to maintain a maximum capitalization ratio (65%), as defined. A significant non-cash impairment charge associated with goodwill and other intangible assets could have an adverse impact on our ability to satisfy this financial ratio, unless we obtain an amendment or waiver of our amended credit agreement.
     In addition, the indenture for the floating rate and 7% senior unsecured notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.
     Covenants related to the 9% senior unsecured notes were substantially eliminated as a result of the successful completion of the consent solicitation performed in April 2006.
     Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation. As of March 31, 2008, we were in compliance with the requirements of all applicable financial and operating covenants.
     In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur. Certain covenants in the indenture for the floating rate and 7% senior unsecured notes would be eliminated with an upgrade of our senior unsecured notes to investment grade by either Standard & Poor’s or Moody’s Investors Services.
6. INCOME TAXES
     Income taxes refundable included in Accounts Receivable totaled $17.7 million at March 31, 2008, and $21.9 million at December 31, 2007.
     We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, the IRS is auditing the tax years from 2002 to 2006. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
     We adopted the provisions of FASB Financial Interpretation No. 48 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $2.0 million (net of tax effect) in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense.
     We recognized $5.1 million (net of tax effect) during the three months ended March 31, 2007, related to the resolution of certain tax matters and other adjustments.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7. SHAREHOLDERS’ EQUITY
     We repurchased 1.9 million shares of our common stock for an aggregate purchase price of $27.8 million (average purchase price per share of $14.84) during the three months ended March 31, 2008. As of March 31, 2008, $168.9 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes. As of April 1, 2008, approximately $32 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes.
     We issued 0.1 million shares of common stock in connection with the exercise of stock options during the three months ended March 31, 2008, and 5.3 million shares during the three months ended March 31, 2007. The proceeds from the exercise of stock options were $1.0 million (average exercise price per share of $10.68) during the three months ended March, 31, 2008, and $76.1 million (average exercise price per share of $14.40) during the three months ended March 31, 2007.
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
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average shares outstanding used in calculating basic earnings per share	180.0	208.1
Effect of dilutive options	0.6	2.6

Weighted average common and common equivalent shares used in calculating diluted earnings per share	180.6	210.7

     We had approximately 13.7 million stock options outstanding at March 31, 2008, and 14.1 million stock options outstanding at March 31, 2007, of which 9.1 million at March 31, 2008, and 4.5 million at March 31, 2007, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.
9. STOCK OPTIONS
     We have stock option plans under which options to purchase shares of common stock may be granted to our key employees and directors. Upon exercise, shares of common stock are issued from our treasury stock. Options granted under the plans that have been approved by stockholders (all plans other than the 2008 Plan referenced in the next paragraph) are non-qualified and are granted at a price equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant. Generally, employee stock options have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. Director stock options have a term of 10 years from the date of grant and vest immediately upon grant.
     On March 14, 2008, our Board of Directors, upon the recommendation of its Compensation Committee, approved a new employee equity and incentive plan (“2008 Plan”), which is subject to approval by our stockholders at our Annual Meeting of Stockholders to be held on May 7, 2008. The 2008 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The maximum number of our shares reserved for issuance under the 2008 Plan will be 12.0 million shares, provided that no more than 2.0 million shares will be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. Under the 2008 Plan, options and stock appreciation rights will be granted at a price equal to or above the closing price of our common stock on the date such awards are granted, or if the date of grant is not a trading day, on the next trading day. If our stockholders do not approve the 2008 Plan by March 14, 2009, any awards granted under the 2008 Plan will be null and void. No awards have been granted under the 2008 Plan as of March 31, 2008.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table summarizes the compensation expense (included in Selling, General and Administrative expenses in the 2008 and 2007 Unaudited Condensed Consolidated Income Statement) attributable to stock options granted or vested subsequent to December 31, 2005:

	Three Months Ended
	March 31,
	2008	2007
Pre-tax expense	$3.8	$3.0
After-tax expense	$2.3	$1.9
     A summary of stock option activity is as follows for the three months ended March 31, 2008:

			Weighted-
			Average
			Remaining	Aggregate
	Shares	Weighted-Average	Contractual	Intrinsic Value
	(in millions)	Exercise Price	Term (Years)	(in millions)
Options outstanding at January 1	14.2	$16.68
Granted	0.1	$15.66
Exercised	(0.1)	$10.68
Forfeited	(0.2)	$19.68
Expired	(0.3)	$19.37

Options outstanding at March 31	13.7	$16.59	5.9	$16.4

Options exercisable at March 31	9.0	$14.90	4.6	$16.4
Options available for future grants at March 31	1.7 *

*	Options available for future grants at March 31 do not include options or other awards that may be granted under the 2008 Plan discussed above.
     The total intrinsic value (which equals the spread between the market value of the stock and the exercise price) of stock options exercised was $0.2 million during the three months ended March 31, 2008, and $41.1 million during the three months ended March 31, 2007. As of March 31, 2008, there was $26.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of four years.
10. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income	$50.7	$77.6
Other comprehensive income	0.1	0.2

Comprehensive income	$50.8	$77.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11. ACQUISITIONS
     We acquired one automotive retail franchise and related assets during the three months ended March 31, 2008 for $29.4 million. We did not acquire any automotive retail franchises during the three months ended March 31, 2007. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The purchase price allocation for the business combination for the three months ended March 31, 2008, is tentative and subject to final adjustment.
     Responsibility for the vehicle floorplan payable is assumed by us in acquisition transactions. Typically, we refinance the vehicle floorplan payable in which case the initial refinancing is accounted for as a vehicle floorplan payable-non-trade.
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
     From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $92 million at March 31, 2008. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
     At March 31, 2008, surety bonds, letters of credit, and cash deposits totaled $112.4 million, including $78.8 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

	Three Months Ended
	March 31,
	2008	2007
Total revenue	$41.1	$150.4

Pre-tax loss from discontinued operations	$(1.7)	$(1.0)
Pre-tax gain (loss) on disposal of discontinued operations	1.0	(1.5)

	(0.7)	(2.5)
Income tax expense	4.3	2.4

Loss from discontinued operations, net of income taxes	$(5.0)	$(4.9)

     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	March 31,	December 31,
	2008	2007
Inventory	$37.3	$48.0
Other current assets	7.3	10.2
Property and equipment, net	24.3	29.1
Goodwill	24.3	28.5
Other non-current assets	0.1	0.1

Total assets	$93.3	$115.9

Vehicle floorplan payable-trade	$23.8	$33.3
Vehicle floorplan payable-non-trade	11.2	11.2
Other current liabilities	6.4	6.3

Total liabilities	$41.4	$50.8

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
Overview
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2008, we owned and operated 321 new vehicle franchises from 243 dealerships located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 38 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold during the three months ended March, 31, 2008, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Daimler, Chrysler, and BMW.
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
     For the three months ended March 31, 2008, new vehicle sales accounted for approximately 55% of our total revenue, but approximately 22% of our total gross margin. Our parts and service and finance and insurance operations, while comprising approximately 20% of total revenue for the three months ended March 31, 2008, contributed approximately 64% of our gross margin for the same period.
     We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, inflation, recession or economic slowdown, consumer confidence, housing markets, fuel prices, credit availability, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, interest rates, the prospects of war, other international conflicts or terrorist attacks, severe weather conditions, the level of personal discretionary spending, product quality, affordability and innovation, employment/unemployment rates, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates could significantly impact industry new vehicle sales and vehicle affordability, due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates can have on customers’ borrowing capacity and disposable income. In periods where there is a decline in the availability of credit, particularly in the sub-prime lending market, the ability of certain consumers to purchase vehicles will be limited, resulting in a decline in sales or profits. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, also are impacted by fuel prices and the level of construction activity.
     We had net income from continuing operations of $55.7 million and diluted earnings per share of $0.31 during the three months ended March 31, 2008, as compared to net income from continuing operations of $82.5 million and diluted earnings per share of $0.39 during the same period in 2007. Results for the three months ended March 31, 2007, included favorable tax adjustments of $5.1 million, or $0.02 per share.
     Results for the three months ended March 31, 2008, were adversely impacted by a challenging automotive retail environment, which resulted in a decline in vehicle sales and lower gross profit for vehicles sold. The decline in vehicle sales was driven by the current unfavorable economic conditions in the United States, including continued weakness in the housing market, particularly in California, Florida, Nevada, and Arizona, and tightening in the automotive retail credit market.

     During the three months ended March 31, 2008, we repurchased 1.9 million shares of our common stock for an aggregate purchase price of $27.8 million (average purchase price per share of $14.84). As of March 31, 2008, $168.9 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes. As of April 1, 2008, approximately $32 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes. This amount will increase in future periods by approximately 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations. During the three months ended March 31, 2008, 0.1 million shares of our common stock were issued upon the exercise of stock options, resulting in proceeds of $1.0 million (average per share of $10.68).
     We had a loss from discontinued operations totaling $5.0 million during the three months ended March 31, 2008, and $4.9 million during the three months ended March 31, 2007, net of income taxes. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2008 and 2007, have been adjusted to classify the results of these stores as discontinued operations.
Critical Accounting Policies and Estimates
     We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated Financial Statements. For a complete discussion of our critical and significant accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Goodwill and franchise rights assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. We are subject to financial statement risk to the extent that goodwill, franchise rights assets, or other intangible assets become impaired due to decreases in the fair value of the related underlying business.
     The risk of goodwill and franchise rights impairment losses may increase to the extent that our market capitalization and earnings decline. A decrease in our market capitalization, including due to a short-term decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting unit to exceed its fair value, which may result in an impairment loss. As of March 31, 2008, we have $2.8 billion of goodwill and $323.7 million of franchise rights on our Consolidated Balance Sheet.
     The test for goodwill impairment, as defined by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), is a two-step approach. In the first step of the impairment test, we are required to determine if the fair value of our single reporting unit is less than its carrying value. If so, we are required to proceed to the second step, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process results in the determination of a new amount of goodwill. The calculated fair value of the goodwill resulting from this allocation would be compared to the carrying value of the goodwill in the reporting unit with the difference reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.
     The requirements of the goodwill impairment testing process are such that, in our situation, if the first step of the impairment testing process indicates that the fair value of the reporting unit is below its carrying value (even by a relatively small amount), the requirements of the second step of the test would result in a significant decrease in the amount of goodwill recorded on the balance sheet.

     This is due to the fact that, prior to our adoption on July 1, 2001, of Statement of Financial Accounting Standards No. 141, Business Combinations, and in accordance with applicable accounting standards, we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we are required by SFAS No. 142 to assign value to any previously unrecognized identifiable intangible assets (including such franchise rights, which are substantial) even though such amounts are not separately identified on our Consolidated Balance Sheet. Due to the fact that we would be required to allocate significant value to these franchise rights assets for purpose of conducting the second step of the impairment testing, but we would not be permitted to record the franchise rights assets on the balance sheet, the remaining fair value that would be allocated to goodwill would be significantly reduced. In effect, we will be required by the second step of the impairment testing under SFAS No. 142 to reduce our goodwill by the amount of these previously unrecognized franchise rights assets, which are substantial (in addition to other adjustments to goodwill resulting from the impairment testing).
     Accordingly, if in future periods we are required to apply the second step of the impairment test, we believe that we would incur a significant non-cash impairment charge related to goodwill, which would likely have a material adverse impact on our Consolidated Financial Statements. A significant non-cash impairment charge, unless we obtain an amendment or waiver of our debt agreements, could also have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt and other agreements.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended March 31,
			Variance
			Favorable/	%
($ in millions, except per vehicle data)	2008	2007	(Unfavorable)	Variance
Revenue:
New vehicle	$2,198.8	$2,423.5	$(224.7)	(9.3)
Used vehicle	983.4	1,068.3	(84.9)	(7.9)
Parts and service	654.6	644.7	9.9	1.5
Finance and insurance, net	145.0	146.3	(1.3)	(0.9)
Other	17.6	17.1	0.5

Total revenue	$3,999.4	$4,299.9	$(300.5)	(7.0)

Gross profit:
New vehicle	$146.0	$176.9	$(30.9)	(17.5)
Used vehicle	84.1	102.8	(18.7)	(18.2)
Parts and service	284.0	281.4	2.6	0.9
Finance and insurance	145.0	146.3	(1.3)	(0.9)
Other	10.1	10.4	(0.3)

Total gross profit	669.2	717.8	(48.6)	(6.8)
Selling, general, and administrative expenses	498.3	511.2	12.9	2.5
Depreciation and amortization	23.5	20.9	(2.6)
Other expenses, net	0.3	—	(0.3)

Operating income	147.1	185.7	(38.6)	(20.8)
Floorplan interest expense	(25.3)	(31.7)	6.4
Other interest expense	(26.8)	(26.4)	(0.4)
Interest income	0.5	0.9	(0.4)
Other gains (losses), net	(1.8)	0.1	(1.9)

Income from continuing operations before income taxes	$93.7	$128.6	$(34.9)	(27.1)

Retail vehicle unit sales:
New vehicle	71,673	78,114	(6,441)	(8.2)
Used vehicle	50,863	52,889	(2,026)	(3.8)

	122,536	131,003	(8,467)	(6.5)

Revenue per vehicle retailed:
New vehicle	$30,678	$31,025	$(347)	(1.1)
Used vehicle	$16,057	$16,302	$(245)	(1.5)

Gross profit per vehicle retailed:
New vehicle	$2,037	$2,265	$(228)	(10.1)
Used vehicle	$1,661	$1,891	$(230)	(12.2)
Finance and insurance	$1,183	$1,117	$66	5.9

	Three Months Ended March 31,
	2008 (%)	2007 (%)
Revenue mix percentages:
New vehicle	55.0	56.4
Used vehicle	24.6	24.8
Parts and service	16.4	15.0
Finance and insurance, net	3.6	3.4
Other	0.4	0.4

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	21.8	24.6
Used vehicle	12.6	14.3
Parts and service	42.4	39.2
Finance and insurance	21.7	20.4
Other	1.5	1.5

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	7.3
Used vehicle — retail	10.3	11.6
Parts and service	43.4	43.6
Total	16.7	16.7
Selling, general, and administrative expenses	12.5	11.9
Operating income	3.7	4.3
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	74.5	71.2
Operating income	22.0	25.9

	March 31,	March 31,
	2008	2007
Days supply:
New vehicle (industry standard of selling days, including fleet)	57 days	52 days
Used vehicle (trailing 30 days)	40 days	38 days
     The following table details net inventory carrying cost, consisting of floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended
	March 31,
	2008	2007	Variance
($ in millions)
Floorplan assistance	$21.0	$24.1	$(3.1)
Floorplan interest expense	(25.3)	(31.7)	6.4

Net inventory carrying cost	$(4.3)	$(7.6)	$3.3

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	Three Months Ended March 31,
			Variance
			Favorable/	%
($ in millions, except per vehicle data)	2008	2007	(Unfavorable)	Variance
Revenue:
New vehicle	$2,188.2	$2,423.5	$(235.3)	(9.7)
Used vehicle	976.8	1,067.7	(90.9)	(8.5)
Parts and service	649.9	644.7	5.2	0.8
Finance and insurance, net	144.4	146.3	(1.9)	(1.3)
Other	6.5	7.0	(0.5)

Total revenue	$3,965.8	$4,289.2	$(323.4)	(7.5)

Gross profit:
New vehicle	$145.1	$176.8	$(31.7)	(17.9)
Used vehicle	83.1	102.3	(19.2)	(18.8)
Parts and service	281.4	280.8	0.6	0.2
Finance and insurance	144.4	146.3	(1.9)	(1.3)
Other	6.4	6.7	(0.3)

Total gross profit	660.4	712.9	(52.5)	(7.4)

Retail vehicle unit sales:
New vehicle	71,395	78,114	(6,719)	(8.6)
Used vehicle	50,616	52,889	(2,273)	(4.3)

	122,011	131,003	(8,992)	(6.9)

Revenue per vehicle retailed:
New vehicle	$30,649	$31,025	$(376)	(1.2)
Used vehicle	$16,036	$16,302	$(266)	(1.6)

Gross profit per vehicle retailed:
New vehicle	$2,032	$2,263	$(231)	(10.2)
Used vehicle	$1,658	$1,891	$(233)	(12.3)
Finance and insurance	$1,183	$1,117	$66	5.9

	Three Months Ended March 31,
	2008 (%)	2007 (%)
Revenue mix percentages:
New vehicle	55.2	56.5
Used vehicle	24.6	24.9
Parts and service	16.4	15.0
Finance and insurance, net	3.6	3.4
Other	0.2	0.2

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	22.0	24.8
Used vehicle	12.6	14.3
Parts and service	42.6	39.4
Finance and insurance	21.9	20.5
Other	0.9	1.0

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	7.3
Used vehicle — retail	10.3	11.6
Parts and service	43.3	43.6
Total	16.7	16.6

New Vehicle

	Three Months Ended March 31,
			Variance
			Favorable/	%
($ in millions, except per vehicle data)	2008	2007	(Unfavorable)	Variance
Reported:
Revenue	$2,198.8	$2,423.5	$(224.7)	(9.3)
Gross profit	$146.0	$176.9	$(30.9)	(17.5)
Retail vehicle unit sales	71,673	78,114	(6,441)	(8.2)
Revenue per vehicle retailed	$30,678	$31,025	$(347)	(1.1)
Gross profit per vehicle retailed	$2,037	$2,265	$(228)	(10.1)
Gross profit as a percentage or revenue	6.6%	7.3%
Days supply (industry standard of selling days, including fleet)	57 days	52 days

	Three Months Ended March 31,
			Variance
			Favorable/	%
	2008	2007	(Unfavorable)	Variance
Same Store:
Revenue	$2,188.2	$2,423.5	$(235.3)	(9.7)
Gross profit	$145.1	$176.8	$(31.7)	(17.9)
Retail vehicle unit sales	71,395	78,114	(6,719)	(8.6)
Revenue per vehicle retailed	$30,649	$31,025	$(376)	(1.2)
Gross profit per vehicle retailed	$2,032	$2,263	$(231)	(10.2)
Gross profit as a percentage or revenue	6.6%	7.3%
     Same store new vehicle revenue decreased $235.3 million or 9.7% for the three months ended March 31, 2008, as compared to the same period in 2007, primarily as a result of a continued challenging automotive retail environment, which resulted in decreased same store unit volume. Same store revenue per new vehicle retailed decreased 1.2% during the three months ended March 31, 2008, as compared to the same period in 2007. We believe these results were driven by the current unfavorable economic conditions in the United States, including continued weakness in the housing market, particularly in California, Florida, Nevada, and Arizona, and tightening in the automotive retail credit market. To the extent that we continue to see unfavorable economic conditions, we anticipate that the automotive retail market will remain challenging in 2008. Accordingly, we expect the decline in our sales to continue in 2008.
     Same store gross profit per new vehicle retailed decreased 10.2% during the three months ended March 31, 2008, as compared to the same period in 2007, primarily as a result of a competitive retail environment, resulting in pricing pressures across all brand product lines, and the tightening in the automotive retail credit market.
     Our new vehicle inventories were $1.9 billion or 57 days supply at March 31, 2008, as compared to new vehicle inventories of $1.8 billion or 52 days supply at December 31, 2007 and $1.7 billion or 52 days at March 31, 2007.
     The following table details net inventory carrying cost, consisting of floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended
	March 31,
	2008	2007	Variance
($ in millions)
Floorplan assistance	$21.0	$24.1	$(3.1)
Floorplan interest expense	(25.3)	(31.7)	6.4

Net inventory carrying cost	$(4.3)	$(7.6)	$3.3

     The net inventory carrying cost (floorplan interest expense net of floorplan assistance from manufacturers) for the three months ended March 31, 2008, decreased $3.3 million, as compared to the same period in 2007, primarily as a result of a decrease in floorplan interest expense due to lower floorplan interest rates, partially offset by a decrease in floorplan assistance due to lower new vehicle sales.

Used Vehicle

	Three Months Ended March 31,
			Variance
			Favorable/	%
($ in millions, except per vehicle data)	2008	2007	(Unfavorable)	Variance
Reported:
Retail revenue	$816.7	$862.2	$(45.5)	(5.3)
Wholesale revenue	166.7	206.1	(39.4)	(19.1)

Total revenue	$983.4	$1,068.3	$(84.9)	(7.9)

Retail gross profit	$84.5	$100.0	$(15.5)	(15.5)
Wholesale gross profit	(0.4)	2.8	(3.2)

Total gross profit	$84.1	$102.8	$(18.7)	(18.2)

Retail vehicle unit sales	50,863	52,889	(2,026)	(3.8)
Revenue per vehicle retailed	$16,057	$16,302	$(245)	(1.5)
Gross profit per vehicle retailed	$1,661	$1,891	$(230)	(12.2)
Gross profit as a percentage or retail revenue	10.3%	11.6%
Days supply (trailing 30 days)	40 days	38 days

	Three Months Ended March 31,
			Variance
			Favorable/	%
	2008	2007	(Unfavorable)	Variance
Same Store:
Retail revenue	$811.7	$862.2	$(50.5)	(5.9)
Wholesale revenue	165.1	205.5	(40.4)	(19.7)

Total revenue	$976.8	$1,067.7	$(90.9)	(8.5)

Retail gross profit	$83.9	$100.0	$(16.1)	(16.1)
Wholesale gross profit	(0.8)	2.3	(3.1)

Total gross profit	$83.1	$102.3	$(19.2)	(18.8)

Retail vehicle unit sales	50,616	52,889	(2,273)	(4.3)
Revenue per vehicle retailed	$16,036	$16,302	$(266)	(1.6)
Gross profit per vehicle retailed	$1,658	$1,891	$(233)	(12.3)
Gross profit as a percentage or retail revenue	10.3%	11.6%
     Same store retail used vehicle revenue decreased $50.5 million or 5.9% for the three months ended March 31, 2008, as compared to the same period in 2007, primarily as a result of a decrease in same store unit volume. Same store unit volume decreased as a result of a challenging retail environment. The decrease in used vehicle sales volumes was driven in part by a decrease in trade-in volume associated with new vehicle sales. Additionally, our results were impacted by the tightening in the automotive retail credit market. To the extent that we continue to see unfavorable economic conditions, we anticipate that the automotive retail market will remain challenging in 2008.
     Same store gross profit per used vehicle retailed decreased 12.3% during the three months ended March 31, 2008, as compared to the same period in 2007, primarily as a result of a competitive retail environment, resulting in pricing pressures across all brand product lines, and the tightening in the automotive retail credit market.
     Used vehicle inventories were $319.7 million or 40 days supply at March 31, 2008, compared to $310.5 million or 44 days supply at December 31, 2007 and $334.3 million or 38 days at March 31, 2007.

Parts and Service

	Three Months Ended March 31,
			Variance
			Favorable/	%
($ in millions, except per vehicle data)	2008	2007	(Unfavorable)	Variance
Reported:
Revenue	$654.6	$644.7	$9.9	1.5
Gross profit	$284.0	$281.4	$2.6	0.9
Gross profit as a percentage of revenue	43.4%	43.6%

Same Store:
Revenue	$649.9	$644.7	$5.2	0.8
Gross profit	$281.4	$280.8	$0.6	0.2
Gross profit as a percentage of revenue	43.3%	43.6%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.
     Same store parts and service revenue increased $5.2 million or 0.8% during the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to a $5.3 million increase in customer-paid revenue for parts and service, a $1.4 million increase in wholesale parts sales, and smaller increases in other parts and service revenues, such as retail parts sales. Partially offsetting these increases were a $2.2 million decrease in warranty revenue and a $1.0 million decrease in revenues associated with the preparation of vehicles for sale. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs and lower vehicle sales volume. The improvements to customer-paid business are attributable to our service drive process, maintenance menu, and service marketing program, as well as our pricing models and training programs. Additionally, during the three months ended March 31, 2008, we experienced a 2.5% increase in parts and service revenues and a 1.4% increase in gross profit related to volume imports and premium luxury vehicles, as compared to 1.0% decrease in revenues and a 2.0% decrease in gross profit related to parts and service for domestic vehicles.

Finance and Insurance

	Three Months Ended March 31,
			Variance
			Favorable/	%
($ in millions, except per vehicle data)	2008	2007	(Unfavorable)	Variance
Reported:
Revenue and gross profit	$145.0	$146.3	$(1.3)	(0.9)
Gross profit per vehicle retailed	$1,183	$1,117	$66	5.9

Same Store:
Revenue and gross profit	$144.4	$146.3	$(1.9)	(1.3)
Gross profit per per vehicle retailed	$1,183	$1,117	$66	5.9
     Same store finance and insurance revenue and gross profit decreased $1.9 million or 1.3% during the three months ended March 31, 2008, as compared to the same period in 2007, due to lower new and used sales volumes, partially offset by an increase in finance and insurance revenue and gross profit per vehicle retailed. Increased same store finance and insurance revenue and gross profit per vehicle retailed was driven by an increase in finance and insurance products sold per customer and our continued emphasis on training and certification of store associates, particularly in third and fourth quartile stores, and on maximizing our preferred lender relationships. Same store finance and insurance revenue and gross profit per vehicle retailed was impacted by an increase in retrospective commissions received on extended service contracts of $1.2 million during the three months ended March 31, 2008.

Operating Expenses
     Selling, General, and Administrative Expenses
     During the three months ended March 31, 2008, selling, general, and administrative expenses decreased $12.9 million or 2.5%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 74.5% for the three months ended March 31, 2008, from 71.2% for the three months ended March 31, 2007, resulting from a deleveraging of our cost structure due to the decline in vehicle sales. Decreases in selling, general, and administrative expenses during the three months ended March 31, 2008, are primarily due to an $11.0 million decrease in compensation expense, a $3.8 million decrease in gross advertising expenditures, and a $0.8 million increase in advertising reimbursements from manufacturers.
Non-Operating Income (Expense)
     Floorplan Interest Expense
     Floorplan interest expense was $25.3 million for the three months ended March 31, 2008, and $31.7 million for the three months ended March 31, 2007. The $6.4 million decrease in floorplan interest expense for the three months ended March 31, 2008, as compared to the same period in 2007, is primarily the result of lower short-term LIBOR interest rates during the three months ended March 31, 2008.
     Other Interest Expense
     Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility, and outstanding senior unsecured notes. Other interest expense was $26.8 million for the three months ended March 31, 2008, and $26.4 million for the three months ended March 31, 2007.
     The increase in other interest expense of $0.4 million in 2008, as compared to 2007, is due to a $4.0 million increase in interest expense related to higher levels of debt associated with our mortgage facility, our revolving credit facility, and other indebtedness. Partially offsetting these increases was a $3.6 million reduction in interest expense resulting from lower interest rates on our term loan facility, mortgage facility, and floating rate senior notes.
     Provision for (Benefit from) Income Taxes
     Our effective income tax rate was 40.6% for the three months ended March 31, 2008, and 35.8% for the three months ended March 31, 2007. We recognized $5.1 million (net of tax effect) during the three months ended March 31, 2007, related to the resolution of certain tax matters and other adjustments. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. We expect our underlying tax rate to be approximately 40% on an ongoing basis, excluding the impact of any potential tax adjustments in the future.
Liquidity and Capital Resources
     We believe that our funds generated through future operations and availability of borrowings under our secured floorplan facilities (for new vehicles) and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. For information regarding compliance with our covenants, refer to the discussion under the heading “Restrictions and Covenants” below. At March 31, 2008, unused availability under our revolving credit facility was $436.2 million.
     At March 31, 2008, we had $34.4 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2008, surety bonds, letters of credit, and cash deposits totaled $112.4 million, including $78.8 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
     See the table at the beginning of Note 5, Notes Payable and Long-Term Debt, of the Notes to Unaudited Condensed Consolidated Financial Statements for the amounts of our notes payable and long-term debt as of March 31, 2008, and December 31, 2007.

     Senior Unsecured Notes and Credit Agreement
     We have $300.0 million of floating rate senior unsecured notes due April 15, 2013, and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us on or after April 15, 2008, at a premium. The 7% senior unsecured notes may also be redeemed by us on or after April 15, 2009, at a premium.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $78.8 million at March 31, 2008. We had borrowings outstanding under the revolving credit facility of $185.0 million at March 31, 2008, leaving $436.2 million of borrowing capacity at March 31, 2008.
     The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard and Poor’s (BB+, with negative outlook) and Moody’s (Ba2, with stable outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard and Poor’s or Moody’s would result in a 20 basis point increase in the credit spread under our revolving credit facility and a 25 basis point increase in the credit spread under our term loan facility. On November 29, 2007, Standard and Poor’s Rating Services revised its outlook for AutoNation to negative from stable, indicating concerns that our results in 2008 could be pressured by lower vehicle sales, particularly in our California and Florida markets. Credit ratings could be lowered if new vehicle demand worsens significantly, threatening our earnings and cash flow, or if we increase our financial leverage through acquisitions or share repurchases. The outlook could be revised back to stable if market demand returns in the near term or if we demonstrate our ability to maintain reasonable profitability, cash flow, and leverage measures despite the ongoing revenue pressures.
     Other Debt
     At March 31, 2008, we had $14.1 million of 9% senior unsecured notes due August 1, 2008. The 9% senior unsecured notes are guaranteed by substantially all of our subsidiaries.
     At March 31, 2008, we had $238.1 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. Prior to this refinancing, the facility utilized short-term LIBOR-based interest rates, which averaged 6.7% for the three months ended March 31, 2007.
     Vehicle floorplan payable-trade totaled $1.8 billion at March 31, 2008, and $1.7 billion at December 31, 2007. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $412.5 million at March 31, 2008, and $452.7 million at December 31, 2007, and represents amounts payable borrowed to finance the purchase of specific vehicle inventories with non-trade lenders. All the floorplan facilities are at one-month LIBOR-based rates of interest. Secured floorplan facilities are used to finance new vehicle inventories and the amounts outstanding thereunder are due on demand, but are generally paid within several business days after the related vehicles are sold. Floorplan facilities are primarily collateralized by new vehicle inventories and related receivables. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the floorplan facilities so that the lender directly funds the manufacturer for the purchase of inventory.
     Share Repurchases and Dividends
     During the three months ended March 31, 2008, we repurchased 1.9 million shares of our common stock for an aggregate purchase price of $27.8 million (average purchase price per share of $14.84). As of March 31, 2008, $168.9 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors.
     Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes. As of April 1, 2008, approximately $32 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations. While we expect to continue repurchasing shares in the future, the decision to make additional share repurchases will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure, and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt.

     We have not declared or paid any cash dividends on our common stock during our three most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our floating rate and 7% senior unsecured notes restricts our ability to declare cash dividends.
     Restrictions and Covenants
     Our amended credit agreement, the indenture for our floating rate and 7% senior unsecured notes, our vehicle floorplan payable facilities, and our mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
     For example, under the amended credit agreement, we are required to maintain a maximum consolidated leverage ratio, as defined (3.0 times through September 30, 2009, after which it will revert to 2.75 times). In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to maintain a maximum capitalization ratio (65%), as defined. A significant non-cash impairment charge associated with goodwill and other intangible assets could have an adverse impact on our ability to satisfy this financial ratio, unless we obtain an amendment or waiver of our amended credit agreement.
     In addition, the indenture for the floating rate and 7% senior unsecured notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.
     The indenture for our floating rate and 7% senior unsecured notes restricts our ability to make payments in connection with share repurchases, dividends, debt retirement, investments, and similar matters to a cumulative aggregate amount that is limited to $500.0 million plus 50% of our cumulative consolidated net income (as defined in the indenture) since April 1, 2006, the net proceeds of stock option exercises, and certain other items, subject to certain exceptions and conditions set forth in the indenture.
     Covenants related to the 9% senior unsecured notes were substantially eliminated as a result of the successful completion of the consent solicitation performed in April 2006.
     Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation. As of March 31, 2008, we were in compliance with the requirements of all applicable financial and operating covenants.
     In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur. Certain covenants in the indenture for the floating rate and 7% senior unsecured notes would be eliminated with an upgrade of our senior unsecured notes to investment grade by either Standard & Poor’s or Moody’s Investors Services.
     Cash Flows
     Cash and cash equivalents increased by $1.4 million during the three months ended March 31, 2008, and decreased by $8.8 million during the three months ended March 31, 2007. The major components of these changes are discussed below.

     Cash Flows — Operating Activities
     Net cash provided by operating activities was $191.9 million during the three months ended March 31, 2008, as compared to $103.2 million during the same period in 2007.
     Net cash provided by operating activities during the three months ended March 31, 2007, was affected by a change in the classification of borrowings from a floorplan lender, in connection with the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”) by General Motors (“GM”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. As a result of this sale, which occurred on November 30, 2006, we have classified new borrowings from GMAC subsequent to this transaction as vehicle floorplan non-trade, with related changes reflected as financing cash flows. Accordingly, net floorplan borrowings from GMAC subsequent to this transaction are reflected as cash provided by financing activities, while repayments in 2007 of amounts due to GMAC prior to this transaction (totaling $195.0 million during the three months ended March 31, 2007) continue to be reflected as cash used by operating activities. During the three months ended March 31, 2008, all borrowings and repayments related to GMAC were reflected as financing activities, since the repayment of amounts due to GMAC prior to this transaction were completed during 2007. Partially offsetting the effect of this reclassification was a decrease in cash provided by changes in working capital and a reduction in earnings.
     Cash Flows — Investing Activities
     Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments, and other transactions as further described below.
     Capital expenditures, excluding property operating lease buy-outs, were $21.7 million during the three months ended March 31, 2008, and $42.3 million during the three months ended March 31, 2007. We project that 2008 full year capital expenditures will be approximately $110 million, excluding acquisition related spending, lease buyouts, and land purchases for future sites.
     Total cash used in business acquisitions, net of cash acquired, was $29.4 million for the three months ended March 31, 2008. During the three months ended March 31, 2008, we acquired one automotive retail franchise and related assets. We did not acquire any automotive retail franchises during the three months ended March 31, 2007.
     Cash Flows — Financing Activities
     Net cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade.
     We repurchased 1.9 million shares of our common stock for an aggregate purchase price of $27.8 million during the three months ended March 31, 2008 (average purchase price per share of $14.84), including repurchases for which settlement occurred subsequent to March 31, 2008. We repurchased 2.3 million shares of our common stock for an aggregate purchase price of $50.3 million during the three months ended March 31, 2007 (average purchase price per share of $21.88).
     Proceeds from the exercise of stock options were $1.0 million (average exercise price per share of $10.68) during the three months ended March 31, 2008, and $76.1 million (average exercise price per share of $14.40) during the three months ended March 31, 2007.
     During the three months ended March 31, 2008, we borrowed $351.0 million and repaid $426.0 million outstanding under our revolving credit facility, for net repayments of $75.0 million. During the three months ended March 31, 2007, we borrowed $80.0 million and repaid $275.0 million outstanding under our revolving credit facility, for net repayments of $195.0 million.
     We repaid $1.6 million of amounts outstanding under our mortgage facilities during the three months ended March 31, 2008, and $1.1 million during the same period in 2007.
     Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net payments of $43.6 million for the three months ended March 31, 2008, and net proceeds of $78.5 million for the three months ended March 31, 2007. As discussed above, the repayment of $195.0 million of amounts due to GMAC prior to the sale by GM of a majority interest in GMAC were reflected as cash used by operating activities during the three months ended March 31, 2007, while all repayments to GMAC were reflected as cash used by financing activities during the three months ended March 31, 2008.

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
New Accounting Pronouncements
     See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
     Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
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
     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and to our subsequent filings with the SEC for additional discussion of the foregoing risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At March 31, 2008, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $613.6 million and had a fair value of $580.7 million. At December 31, 2007, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $595.2 million and had a fair value of $578.9 million.
Interest Rate Risk
     We had $2.2 billion of variable rate vehicle floorplan payable at March 31, 2008, and $2.1 billion at December 31, 2007. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $22.0 million at March 31, 2008, and $21.4 million at December 31, 2007, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
     We had $1.1 billion of other variable rate debt outstanding at March 31, 2008, and $1.2 billion at December 31, 2007. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $10.9 million at March 31, 2008, and $11.8 million at December 31, 2007.
     Reference is made to our quantitative disclosures about market risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations, and certain accounts receivable). We have substantially implemented the core phase in 185 of our 243 stores as of March 31, 2008.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2008.

			Total Number of
			Shares Purchased as	Maximum Dollar Value of Shares
	Total Number of	Avg. Price	Part of Publicly	That May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Programs	The Programs (in millions)(1)(2)
January 1, 2008 to January 31, 2008	—	$—	—	$196.7

February 1, 2008 to February 29, 2008	425,000	$15.35	425,000	$190.2

March 1, 2008 to March 31, 2008	1,450,000	$14.68	1,450,000	$168.9

	1,875,000		1,875,000

(1)	On October 23, 2007, our Board of Directors approved a stock repurchase program (referred to as the “October 2007 Program”), which authorized AutoNation to repurchase up to $250 million in shares of our common stock. All of the shares repurchased in February and March 2008 were repurchased under the October 2007 Program. The October 2007 Program does not have an expiration date.

(2)	Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes. As of April 1, 2008, approximately $32 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations.

ITEM 6. EXHIBITS

3.1	Amended and Restated By-Laws of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on February 8, 2008)

4.1	Third Amendment, dated as of March 26, 2008, to AutoNation, Inc.’s Five-Year Credit Agreement, dated as of July 14, 2005, as amended

4.2	Supplemental Indenture, dated as of March 11, 2008, amending each of (i) the Indenture, dated as of August 10, 2001, relating to the senior unsecured notes due 2008 and (ii) the Indenture, dated as of April 12, 2006, relating to the floating rate senior unsecured notes due 2013 and the senior unsecured notes due 2014, to update the list of the Company’s subsidiaries as guarantors thereunder

10.1	AutoNation, Inc. 2008 Employee Equity and Incentive Plan (adopted by AutoNation’s Board of Directors on March 14, 2008)*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.
Date: April 24, 2008	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)