Form 10-Q
period 2008-06-30
AUTONATION INC /FL
filed 2008-07-25
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of July 21, 2008, the registrant had 176,658,137 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42.1	$33.0
Receivables, net	558.6	706.9
Inventory	2,295.4	2,281.5
Other current assets	205.9	251.6

Total Current Assets	3,102.0	3,273.0

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $641.7 million and $597.9 million, respectively	1,956.3	1,971.2
GOODWILL, NET	2,759.5	2,738.2
OTHER INTANGIBLE ASSETS, NET	324.6	319.9
OTHER ASSETS	209.0	177.3

Total Assets	$8,351.4	$8,479.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$1,733.8	$1,691.0
Vehicle floorplan payable — non-trade	511.2	451.7
Accounts payable	192.9	210.1
Notes payable and current maturities of long-term obligations	37.2	23.9
Other current liabilities	494.8	525.1

Total Current Liabilities	2,969.9	2,901.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,480.9	1,751.9
DEFERRED INCOME TAXES	224.6	220.7
OTHER LIABILITIES	140.9	131.7
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at June 30, 2008, and December 31, 2007 including shares held in treasury	1.9	1.9
Additional paid-in capital	472.9	461.0
Retained earnings (Note 6)	3,368.6	3,266.1
Accumulated other comprehensive loss	(0.2)	(0.2)
Treasury stock, at cost; 16,904,012 and 13,205,583 shares held, respectively	(308.1)	(255.3)

Total Shareholders’ Equity	3,535.1	3,473.5

Total Liabilities and Shareholders’ Equity	$8,351.4	$8,479.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
New vehicle	$2,178.4	$2,587.4	$4,376.5	$5,010.4
Used vehicle	940.4	1,080.6	1,920.8	2,146.8
Parts and service	637.8	641.7	1,292.3	1,286.3
Finance and insurance, net	136.0	150.1	280.9	296.3
Other	17.0	17.1	34.6	34.2

TOTAL REVENUE	3,909.6	4,476.9	7,905.1	8,774.0

Cost of Sales:
New vehicle	2,034.6	2,408.5	4,086.7	4,654.8
Used vehicle	860.2	987.9	1,756.5	1,951.3
Parts and service	359.6	359.9	730.1	723.1
Other	7.7	6.5	15.2	13.2

TOTAL COST OF SALES	3,262.1	3,762.8	6,588.5	7,342.4

Gross Profit:
New vehicle	143.8	178.9	289.8	355.6
Used vehicle	80.2	92.7	164.3	195.5
Parts and service	278.2	281.8	562.2	563.2
Finance and insurance	136.0	150.1	280.9	296.3
Other	9.3	10.6	19.4	21.0

TOTAL GROSS PROFIT	647.5	714.1	1,316.6	1,431.6

Selling, general, and administrative expenses	488.8	507.4	986.7	1,018.3
Depreciation and amortization	22.4	21.3	45.9	42.2
Other expenses, net	5.2	1.5	5.5	1.5

OPERATING INCOME	131.1	183.9	278.5	369.6
Floorplan interest expense	(21.5)	(32.6)	(46.8)	(64.3)
Other interest expense	(21.6)	(26.4)	(48.4)	(52.8)
Interest income	0.3	0.9	0.8	1.8
Other gains (losses), net	0.9	0.7	(0.9)	0.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	89.2	126.5	183.2	255.2
PROVISION FOR INCOME TAXES	36.6	47.2	74.7	93.3

NET INCOME FROM CONTINUING OPERATIONS	52.6	79.3	108.5	161.9
Loss from discontinued operations, net of income taxes	(0.8)	(2.0)	(6.0)	(7.0)

NET INCOME	$51.8	$77.3	$102.5	$154.9

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.30	$0.38	$0.61	$0.78
Discontinued operations	$(0.00)	$(0.01)	$(0.03)	$(0.03)
Net income	$0.29	$0.37	$0.57	$0.75

Weighted average common shares outstanding	178.0	206.8	179.0	207.4

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.29	$0.38	$0.60	$0.77
Discontinued operations	$(0.00)	$(0.01)	$(0.03)	$(0.03)
Net income	$0.29	$0.37	$0.57	$0.74

Weighted average common shares outstanding	178.7	208.6	179.6	209.7

COMMON SHARES OUTSTANDING, net of treasury stock	176.7	201.9	176.7	201.9
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

			Additional		Accumulated Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
BALANCE AT DECEMBER 31, 2007	193,562,149	$1.9	$461.0	$3,266.1	$(0.2)	$(255.3)	$3,473.5
Exercise of stock options, including income tax benefit of $0.1 million	—	—	(0.4)	—	—	1.3	0.9
Stock option expense	—	—	12.3	—	—	—	12.3
Purchases of treasury stock	—	—	—	—	—	(54.1)	(54.1)
Net income	—	—	—	102.5	—	—	102.5

BALANCE AT JUNE 30, 2008	193,562,149	$1.9	$472.9	$3,368.6	$(0.2)	$(308.1)	$3,535.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2008	2007
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$102.5	$154.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	6.0	7.0
Depreciation and amortization	45.9	42.2
Amortization of debt issue costs and discounts	1.4	1.7
Stock option expense	12.3	8.0
Deferred income tax provision	3.9	6.5
Non-cash impairment charges, net	5.5	1.7
Other	—	(1.2)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	148.4	123.2
Inventory	(9.3)	(22.5)
Other assets	(3.6)	(17.0)
Vehicle floorplan payable-trade, net	42.8	(356.6)
Accounts payable	(17.3)	21.5
Other liabilities	(9.0)	(4.0)

Net cash provided by (used in) continuing operations	329.5	(34.6)
Net cash provided by discontinued operations	0.9	0.8

Net cash provided by (used in) operating activities	330.4	(33.8)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(39.6)	(78.9)
Property operating lease buy-outs	(1.9)	—
Proceeds from the sale of property and equipment	0.1	2.0
Proceeds from assets held for sale	—	2.6
Cash used in business acquisitions, net of cash acquired	(29.4)	(0.8)
Net change in restricted cash	(6.0)	1.5
Purchases of restricted investments	(2.7)	(8.8)
Proceeds from the sale of restricted investments	4.8	9.2
Cash received from business divestitures, net of cash relinquished	12.3	36.1
Other	(0.2)	(0.2)

Net cash used in continuing operations	(62.6)	(37.3)
Net cash used in discontinued operations	—	(1.1)

Net cash used in investing activities	(62.6)	(38.4)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Continued

	Six Months Ended
	June 30,
	2008	2007
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(55.9)	(239.9)
Proceeds from revolving credit facility	519.0	436.0
Payment of revolving credit facility	(779.0)	(475.0)
Net proceeds of vehicle floor plan payable — non-trade	56.1	230.5
Payments of mortgage facilities	(3.2)	(2.2)
Payments of notes payable and long-term debt	(2.1)	(2.1)
Proceeds from the exercise of stock options	1.0	88.6
Tax benefit from stock options	0.1	15.7
Other	7.0	0.1

Net cash provided by (used in) continuing operations	(257.0)	51.7
Net cash used in discontinued operations	(1.7)	(0.7)

Net cash provided by (used in) financing activities	(258.7)	51.0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9.1	(21.2)
CASH AND CASH EQUIVALENTS at beginning of period	33.0	52.9

CASH AND CASH EQUIVALENTS at end of period	$42.1	$31.7

The accompanying notes are an integral part of these statements

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)
1. INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2008, we owned and operated 319 new vehicle franchises from 242 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products, and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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
New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS No. 141R.

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
     Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three and six months ended June 30, 2008. In accordance with FSP FAS 157-2, we are currently evaluating the potential impact of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our single reporting unit for the purpose of assessing goodwill impairment, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2. RECEIVABLES, NET
     The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30,	December 31,
	2008	2007
Trade receivables	$103.0	$118.7
Manufacturer receivables	114.0	138.1
Other	41.5	54.8

	258.5	311.6
Less: Allowances	(7.0)	(6.4)

	251.5	305.2
Contracts-in-transit and vehicle receivables	277.5	379.8
Income tax refundable (See Note 6)	29.6	21.9

Receivables, net	$558.6	$706.9

     Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.
3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
     The components of inventory are as follows:

	June 30,	December 31,
	2008	2007
New vehicles	$1,860.5	$1,824.2
Used vehicles	288.0	308.6
Parts, accessories, and other	146.9	148.7

	$2,295.4	$2,281.5

     The components of vehicle floorplan payables are as follows:

	June 30,	December 31,
	2008	2007
Vehicle floorplan payable — trade	$1,733.8	$1,691.0
Vehicle floorplan payable — non-trade	511.2	451.7

	$2,245.0	$2,142.7

     Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
     During the second quarter of 2008, we entered into separate floorplan credit arrangements with various lenders to provide a total of $180.0 million to finance a portion of our used vehicle inventory, of which $137.2 million was outstanding at June 30, 2008.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the new floorplan facilities so the lender directly funds the manufacturer for the purchase of new vehicle inventory. Floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
     Our vehicle floorplan facilities, which utilize LIBOR-based interest rates, averaged 4.0% for the six months ended June 30, 2008, and 6.3% for the six months ended June 30, 2007. At June 30, 2008, aggregate capacity under the floorplan credit facilities to finance vehicles was approximately $3.8 billion, of which $2.2 billion total was outstanding.
4. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and intangible assets, net, consist of the following:

	June 30,	December 31,
	2008	2007
Goodwill	$3,025.3	$3,004.0
Less: accumulated amortization	(265.8)	(265.8)

Goodwill, net	$2,759.5	$2,738.2

Franchise rights — indefinite-lived	$318.6	$316.4
Other intangibles	11.0	7.9

	329.6	324.3
Less: accumulated amortization	(5.0)	(4.4)

Other intangibles, net	$324.6	$319.9

     Goodwill and intangibles with indefinite lives are tested for impairment annually or more frequently when events or circumstances indicate that an impairment may have occurred. During 2008, we changed our annual impairment test date from June 30 to April 30, as this date provides additional time to complete the impairment testing and report the results of those tests in our June 30 Quarterly Report on Form 10-Q.
     We completed our annual impairment tests as of April 30, 2008, for goodwill and intangibles with indefinite lives. The goodwill test includes determining the estimated fair value of our single reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. No goodwill impairment charges resulted from the required goodwill impairment test.
     Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers. The test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. During the six months ended June 30, 2008, we recorded $5.1 million ($3.0 million, net of tax) of impairment charges related to rights under two stores’ franchise agreements to reduce the carrying value of those stores’ franchise agreements to estimated fair value. During the six months ended June 30, 2007, we recorded $1.0 million ($0.6 million, net of tax) of impairment charges related to rights under one of the same store’s franchise agreement to reduce the carrying value of that store’s franchise agreement to estimated fair value. The decline in the fair value of rights under these stores’ franchise agreements reflects the underperformance relative to expectations of these stores since our acquisition of them, as well as our expectations for the stores’ future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. This non-cash impairment charge is classified as other expenses, net in the accompanying Unaudited Condensed Consolidated Income Statement.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5. NOTES PAYABLE AND LONG-TERM DEBT
     Notes payable and long-term debt consist of the following:

	June 30,	December 31,
	2008	2007
Floating rate senior unsecured notes, due 2013	$300.0	$300.0
7% senior unsecured notes, due 2014	300.0	300.0
Term loan facility, due 2012	600.0	600.0
Revolving credit facility, due 2012	—	260.0
9% senior unsecured notes, due 2008	14.1	14.1
Mortgage facility, due 2017	236.5	239.7
Other debt, due from 2010 to 2025	67.5	62.0

	1,518.1	1,775.8
Less: current maturities	(37.2)	(23.9)

Long-term debt, net of current maturities	$1,480.9	$1,751.9

     Senior Unsecured Notes and Credit Agreement
     We have $300.0 million of floating rate senior unsecured notes due April 15, 2013, and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 103% of principal, on or after April 15, 2009, at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us on or after April 15, 2009, at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $78.8 million at June 30, 2008. As of June 30, 2008, we had no borrowings outstanding under the revolving credit facility, leaving $621.2 million of borrowing capacity. As of June 30, 2008, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $215 million.
     The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, with negative outlook) and Moody’s (Ba2, with stable outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard & Poor’s or Moody’s would result in a 20 basis point increase in the credit spread under our revolving credit facility and a 25 basis point increase in the credit spread under our term loan facility. On November 29, 2007, Standard & Poor’s revised its outlook for AutoNation to negative from stable.
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
     Other Debt
     At June 30, 2008, we also had $14.1 million of 9% senior unsecured notes due August 1, 2008. The 9% senior unsecured notes are guaranteed by substantially all of our subsidiaries.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     At June 30, 2008, we had $236.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. Prior to this refinancing, the facility utilized short-term LIBOR-based interest rates, which averaged 6.7% for the six months ended June 30, 2007.
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
     For example, under the amended credit agreement, we are required to maintain a maximum consolidated leverage ratio, as defined (3.0 times through September 30, 2009, after which it will revert to 2.75 times). As of June 30, 2008, the borrowing capacity under our revolving credit facility was limited by this ratio to approximately $215 million. In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to maintain a maximum capitalization ratio (65%), as defined. A significant non-cash impairment charge associated with goodwill and other intangible assets could have an adverse impact on our ability to satisfy this financial ratio, unless we obtain an amendment or waiver of our amended credit agreement.
     In addition, the indenture for the floating rate and 7% senior unsecured notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.
     Covenants related to the 9% senior unsecured notes were substantially eliminated as a result of the successful completion of the debt tender offer and consent solicitation performed in April 2006.
     Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.
     In the event of a downgrade in our senior unsecured credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur. Certain covenants in the indenture for the floating rate and 7% senior unsecured notes would be eliminated with an upgrade of our senior unsecured credit ratings to investment grade by either Standard & Poor’s or Moody’s.
6. INCOME TAXES
     Income taxes refundable included in Accounts Receivable totaled $29.6 million at June 30, 2008, and $21.9 million at December 31, 2007.
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
     We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $2.0 million (net of tax effect) in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of provision for income taxes in the accompanying Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     We recognized an $8.6 million benefit (net of tax effect) during the six months ended June 30, 2007, related to the resolution of certain tax matters, changes in certain state tax laws, and other adjustments.
7. SHAREHOLDERS’ EQUITY
     We repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37) during the six months ended June 30, 2008. As of June 30, 2008, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes. As of July 1, 2008, approximately $35 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes.
     We issued 0.1 million shares of common stock in connection with the exercise of stock options during the six months ended June 30, 2008, and 6.2 million shares during the six months ended June 30, 2007. The proceeds from the exercise of stock options were $1.0 million (average exercise price per share of $10.85) during the six months ended June 30, 2008, and $88.6 million (average exercise price per share of $14.31) during the six months ended June 30, 2007.
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
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares outstanding used in calculating basic earnings per share	178.0	206.8	179.0	207.4
Effect of dilutive options	0.7	1.8	0.6	2.3

Weighted average common and common equivalent shares used in calculating diluted earnings per share	178.7	208.6	179.6	209.7

     We had approximately 13.6 million stock options outstanding at June 30, 2008, and 13.2 million stock options outstanding at June 30, 2007, of which 9.0 million for the six months ended June 30, 2008, and 4.4 million for the six months ended June 30, 2007, have been excluded from the computation of diluted earnings per share since they are anti-dilutive.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9. STOCK–BASED COMPENSATION
     On March 14, 2008, our Board of Directors, upon the recommendation of its Compensation Committee, approved a new employee equity and incentive plan (“2008 Plan”), which was approved by our stockholders at our Annual Meeting of Stockholders held on May 7, 2008. The 2008 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. A maximum of 12.0 million shares may be issued under the 2008 Plan, provided that no more than 2.0 million shares may be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. Under the 2008 Plan, options and stock appreciation rights will be granted at a price equal to or above the closing price of our common stock on the date such awards are granted, or if the date of grant is not a trading day, on the next trading day. No awards have been granted under the 2008 Plan as of June 30, 2008.
     We may also issue stock options to non-employee directors under the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”). The exercise price of all stock options granted under the Non-Employee Director Plan is equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant.
     No additional shares may be issued under our other employee stock option plans (“Prior Plans”), pursuant to which employee stock options were previously granted prior to the adoption of the 2008 Plan. Under our Prior Plans, employee stock options were granted with exercise prices equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant.
     Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the yearly anniversary of the grant date. Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant.
     Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, the related compensation cost for awards granted subsequent to our adoption on January 1, 2006, of SFAS No. 123 (revised 2004), Shared-Based Payment, must be recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible. During the second quarter of 2008, we corrected our expense attribution method to reflect this requirement and recognized $5.3 million ($3.1 million after-tax) of additional stock compensation expense. This correction was immaterial to all prior and current quarterly and annual periods.
     The following table summarizes the compensation expense (included in Selling, General and Administrative expenses in the 2008 and 2007 Unaudited Condensed Consolidated Income Statement) attributable to stock options granted or vested subsequent to December 31, 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Pre-tax expense	$8.5	$5.0	$12.3	$8.0
After-tax expense	$5.0	$3.1	$7.3	$5.1

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of stock option activity is as follows for the six months ended June 30, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in millions)	Exercise Price	Term (Years)	(in millions)
Options outstanding at January 1	14.2	$16.68
Granted	0.1	$15.66
Exercised	(0.1)	$10.85
Forfeited	(0.2)	$19.58
Expired	(0.4)	$19.04

Options outstanding at June 30	13.6	$16.58	5.7	$3.3

Options exercisable at June 30	8.9	$14.90	4.3	$3.3
Options available for future grants at June 30	13.7
     The total intrinsic value (which equals the spread between the market value of the stock and the exercise price) of stock options exercised was $0.3 million during the six months ended June 30, 2008, and $48.0 million during the six months ended June 30, 2007. As of June 30, 2008, there was $18.0 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.5 years.
10. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$51.8	$77.3	$102.5	$154.9
Other comprehensive income (loss)	(0.1)	(0.1)	—	0.1

Comprehensive income	$51.7	$77.2	$102.5	$155.0

11. ACQUISITIONS
     We acquired one automotive retail franchise and related assets during each of the six months ended June 30, 2008 and 2007. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We paid $29.4 million during the six months ended June 30, 2008, and $0.8 million during the six months ended June 30, 2007, for acquisitions. The purchase price allocation for the business combination for the six months ended June 30, 2008, is subject to final adjustment.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $83 million at June 30, 2008. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
     At June 30, 2008, surety bonds, letters of credit, and cash deposits totaled $116.7 million, including $78.8 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
13. DISCONTINUED OPERATIONS
     Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement.
     We received proceeds (net of cash relinquished) of $12.3 million during the six months ended June 30, 2008, and $36.1 million during the same period in 2007 related to discontinued operations. We classified five stores as discontinued operations during the six months ended June 30, 2008, and nine stores during the same period in 2007.
     The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Selected income statement data for our discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenue	$27.8	$134.5	$72.7	$287.6

Pre-tax loss from discontinued operations	$(2.7)	$(2.0)	$(4.8)	$(3.1)
Pre-tax gain (loss) on disposal of discontinued operations	1.4	(0.3)	2.4	(1.8)

	(1.3)	(2.3)	(2.4)	(4.9)
Income tax expense (benefit)	(0.5)	(0.3)	3.6	2.1

Loss from discontinued operations, net of income taxes	$(0.8)	$(2.0)	$(6.0)	$(7.0)

     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	June 30,	December 31,
	2008	2007
Inventory	$24.4	$52.1
Other current assets	5.7	11.0
Property and equipment, net	23.7	29.2
Goodwill	23.1	28.6
Other non-current assets	—	0.1

Total assets	$76.9	$121.0

Vehicle floorplan payable-trade	$10.6	$33.3
Vehicle floorplan payable-non-trade	10.5	12.2
Other current liabilities	4.8	6.6

Total liabilities	$25.9	$52.1

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
Overview
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2008, we owned and operated 319 new vehicle franchises from 242 dealerships located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 39 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold during the six months ended June 30, 2008, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Daimler, Chrysler, and BMW.
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
     For the six months ended June 30, 2008, new vehicle sales accounted for approximately 55% of our total revenue, but approximately 22% of our total gross margin. Our parts and service and finance and insurance operations, while comprising approximately 20% of total revenue for the six months ended June 30, 2008, contributed approximately 64% of our gross margin for the same period.
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
     During the three months ended June 30, 2008, we had net income from continuing operations of $52.6 million and diluted earnings per share of $0.29, as compared to net income from continuing operations of $79.3 million and diluted earnings per share of $0.38, during the same period in 2007. During the six months ended June 30, 2008, we had net income from continuing operations of $108.5 million and diluted earnings per share of $0.60, as compared to net income from continuing operations of $161.9 million and diluted earnings per share of $0.77 during the same period in 2007.
     Results for the three and six months ended June 30, 2008, were impacted by a stock compensation expense adjustment of $5.3 million ($3.1 million after-tax), or $0.02 per share, and franchise impairments of $5.1 million ($3.0 million after-tax), or $0.02 per share. See further discussion of these adjustments in Note 9, Stock-Based Compensation, and Note 4, Goodwill and Intangible Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements. Results for the three months ended June 30, 2007, included favorable tax adjustments of $3.5 million, or $0.02 per share. Results for the six months ended June 30, 2007, included favorable tax adjustments of $8.6 million, or $0.04 per share.

Market Challenges
     Results for the three and six months ended June 30, 2008, were adversely impacted by a challenging automotive retail environment, which resulted in a decline in vehicle sales and lower gross profit for vehicles sold. Our operating income decreased by approximately $91 million, or 25%, for the six months ended June 30, 2008, compared to the same period in 2007. A significant portion of this decline is attributable to our domestic franchises. Overall, the decline in vehicle sales was driven by the current unfavorable economic conditions in the United States, including continued weakness in the housing market, the increase in fuel prices, and tightening in the automotive retail credit market. We now anticipate that full-year industry new vehicle sales will decline from the low-16 million unit level in 2007 to the low-14 million unit level for 2008. However, actual sales may materially differ.
     In continuing response to the ongoing macroeconomic and industry challenges, we are executing a cost reduction plan with a targeted annualized run rate savings of approximately $100 million on a pre-tax basis. During the six months ended June 30, 2008, we achieved approximately $25 million of this benefit. In the third and fourth quarters of 2008, we expect to achieve approximately $50 million of savings, for a full-year 2008 impact of approximately $75 million on a pre-tax basis. Our targeted annualized cost savings include a $30 million reduction in advertising spending, a $20 million reduction in corporate overhead expense, and a $50 million reduction in store compensation and other selling, general, and administrative expenses. We do not expect significant severance or other exit costs associated with these actions.
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
     The risk of goodwill and franchise rights impairment losses may increase to the extent that our sales and earnings and/or market capitalization decline. A decrease in our market capitalization, including due to a short-term decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting unit to exceed its fair value, which may result in an impairment loss. As of June 30, 2008, we have $2.8 billion of goodwill and $318.6 million of franchise rights on our Consolidated Balance Sheet.

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
     We estimate the fair value of our reporting unit using “market” and “income” valuation approaches. The “market” valuation approach estimates our enterprise value, which is comprised of our market capitalization and the market value of our debt. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows (DCF) of our business at our weighted average cost of capital as the discount rate. We also consider a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest.
     The forecasted cash flows used in the DCF model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures and cost of capital, which we base upon our five year business plans that we update annually, and long-term growth rate assumptions. We evaluate the estimates and assumptions we use in our DCF model on an ongoing basis and base them on our historical experience, third-party industry projections, economic forecasts, and other marketplace data we believe to be reasonable.
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
     This is due to the fact that, prior to our adoption on July 1, 2001, of Statement of Financial Accounting Standards No. 141, Business Combinations, and in accordance with applicable accounting standards, we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we are required by SFAS No. 142 to assign value to any previously unrecognized identifiable intangible assets (including such franchise rights, which are substantial) even though such amounts are not separately identified on our Consolidated Balance Sheet. Due to the fact that we would be required to allocate significant value to these franchise rights assets for the purpose of conducting the second step of the impairment testing, but we would not be permitted to record the franchise rights assets on the balance sheet, the remaining fair value that would be allocated to goodwill would be significantly reduced. In effect, we will be required by the second step of the impairment testing under SFAS No. 142 to reduce our goodwill by the amount of these previously unrecognized franchise rights assets, which are substantial (in addition to other adjustments to goodwill resulting from the impairment testing).
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
     During 2008, we changed our annual impairment test date from June 30 to April 30, as this date provides additional time to complete the impairment testing and report the results of those tests in our June 30 Quarterly Report on Form 10-Q.
     We completed our annual impairment test for goodwill as of April 30, 2008, and no goodwill impairment charges resulted from the required impairment test. If our “market” valuation approach had been a hypothetical 10% lower as of April 30, 2008, we would not have been required to complete the second step of the goodwill impairment test. If our “income” valuation approach had been a hypothetical 10% lower as of April 30, 2008, we would not have been required to complete the second step of the goodwill impairment test. These effects of a hypothetical 10% decrease in valuation estimates are not intended to provide a sensitivity analysis of every potential outcome.
     We also completed our annual impairment test for intangibles with indefinite lives as of April 30, 2008. We recorded $5.1 million ($3.0 million, net of tax) of impairment charges related to rights under franchise agreements to reduce the carrying value of franchise agreements to estimated fair value. See Note 4, Goodwill and Intangible Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
     Additionally, we are required to complete interim tests for impairment of goodwill and other intangible assets when events occur or circumstances change between annual tests that indicate that the assets might be impaired. We face a challenging automotive retail environment and an uncertain economic environment in general. As a result of these conditions, there can be no assurance that a material impairment charge will not occur in a future period. We will continue to monitor events in future periods to determine if additional asset impairment testing should be performed.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Revenue:
New vehicle	$2,178.4	$2,587.4	$(409.0)	(15.8)	$4,376.5	$5,010.4	$(633.9)	(12.7)
Used vehicle	940.4	1,080.6	(140.2)	(13.0)	1,920.8	2,146.8	(226.0)	(10.5)
Parts and service	637.8	641.7	(3.9)	(0.6)	1,292.3	1,286.3	6.0	0.5
Finance and insurance, net	136.0	150.1	(14.1)	(9.4)	280.9	296.3	(15.4)	(5.2)
Other	17.0	17.1	(0.1)		34.6	34.2	0.4

Total revenue	$3,909.6	$4,476.9	$(567.3)	(12.7)	$7,905.1	$8,774.0	$(868.9)	(9.9)

Gross profit:
New vehicle	$143.8	$178.9	$(35.1)	(19.6)	$289.8	$355.6	$(65.8)	(18.5)
Used vehicle	80.2	92.7	(12.5)	(13.5)	164.3	195.5	(31.2)	(16.0)
Parts and service	278.2	281.8	(3.6)	(1.3)	562.2	563.2	(1.0)	(0.2)
Finance and insurance	136.0	150.1	(14.1)	(9.4)	280.9	296.3	(15.4)	(5.2)
Other	9.3	10.6	(1.3)		19.4	21.0	(1.6)

Total gross profit	647.5	714.1	(66.6)	(9.3)	1,316.6	1,431.6	(115.0)	(8.0)
Selling, general and administrative expenses	488.8	507.4	18.6	3.7	986.7	1,018.3	31.6	3.1
Depreciation and amortization	22.4	21.3	(1.1)		45.9	42.2	(3.7)
Other expenses, net	5.2	1.5	(3.7)		5.5	1.5	(4.0)

Operating income	131.1	183.9	(52.8)	(28.7)	278.5	369.6	(91.1)	(24.6)
Floorplan interest expense	(21.5)	(32.6)	11.1		(46.8)	(64.3)	17.5
Other interest expense	(21.6)	(26.4)	4.8		(48.4)	(52.8)	4.4
Interest income	0.3	0.9	(0.6)		0.8	1.8	(1.0)
Other gains (losses), net	0.9	0.7	0.2		(0.9)	0.9	(1.8)

Income from continuing operations before income taxes	$89.2	$126.5	$(37.3)	(29.5)	$183.2	$255.2	$(72.0)	(28.2)

Retail vehicle unit sales:
New vehicle	73,811	84,295	(10,484)	(12.4)	145,473	162,407	(16,934)	(10.4)
Used vehicle	49,925	51,802	(1,877)	(3.6)	100,704	104,652	(3,948)	(3.8)

	123,736	136,097	(12,361)	(9.1)	246,177	267,059	(20,882)	(7.8)

Revenue per vehicle retailed:
New vehicle	$29,513	$30,695	$(1,182)	(3.9)	$30,085	$30,851	$(766)	(2.5)
Used vehicle	$15,810	$16,596	$(786)	(4.7)	$15,924	$16,438	$(514)	(3.1)
Gross profit per vehicle retailed:
New vehicle	$1,948	$2,122	$(174)	(8.2)	$1,992	$2,190	$(198)	(9.0)
Used vehicle	$1,628	$1,774	$(146)	(8.2)	$1,646	$1,834	$(188)	(10.3)
Finance and insurance	$1,099	$1,103	$(4)	(0.4)	$1,141	$1,109	$32	2.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 (%)	2007 (%)	2008 (%)	2007 (%)
Revenue mix percentages:
New vehicle	55.7	57.8	55.4	57.1
Used vehicle	24.1	24.1	24.3	24.5
Parts and service	16.3	14.3	16.3	14.7
Finance and insurance, net	3.5	3.4	3.6	3.4
Other	0.4	0.4	0.4	0.3

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	22.2	25.1	22.0	24.8
Used vehicle	12.4	13.0	12.5	13.7
Parts and service	43.0	39.5	42.7	39.3
Finance and insurance	21.0	21.0	21.3	20.7
Other	1.4	1.4	1.5	1.5

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	6.9	6.6	7.1
Used vehicle — retail	10.3	10.7	10.3	11.2
Parts and service	43.6	43.9	43.5	43.8
Total	16.6	16.0	16.7	16.3
Selling, general and administrative expenses	12.5	11.3	12.5	11.6
Operating income	3.4	4.1	3.5	4.2

Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	75.5	71.1	74.9	71.1
Operating income	20.2	25.8	21.2	25.8

	June 30,	June 30,
	2008	2007
Days supply:
New vehicle (industry standard of selling days, including fleet)	62 days	55 days
Used vehicle (trailing 30 days)	42 days	44 days
     The following table details net new vehicle inventory carrying cost, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
($ in millions)
Floorplan assistance	$19.6	$24.3	$(4.7)	$40.6	$48.4	$(7.8)
Floorplan interest expense (new vehicles)	(20.8)	(32.4)	11.6	(45.9)	(64.0)	18.1

Net new vehicle inventory carrying cost	$(1.2)	$(8.1)	$6.9	$(5.3)	$(15.6)	$10.3

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Revenue:
New vehicle	$2,168.8	$2,587.4	$(418.6)	(16.2)	$4,356.3	$5,010.4	$(654.1)	(13.1)
Used vehicle	933.1	1,080.1	(147.0)	(13.6)	1,906.9	2,145.8	(238.9)	(11.1)
Parts and service	634.3	641.7	(7.4)	(1.2)	1,284.1	1,286.3	(2.2)	(0.2)
Finance and insurance, net	135.4	150.1	(14.7)	(9.8)	279.8	296.3	(16.5)	(5.6)
Other	5.3	6.5	(1.2)		11.8	13.5	(1.7)

Total revenue	$3,876.9	$4,465.8	$(588.9)	(13.2)	$7,838.9	$8,752.3	$(913.4)	(10.4)

Gross profit:
New vehicle	$143.1	$178.9	$(35.8)	(20.0)	$288.2	$355.6	$(67.4)	(19.0)
Used vehicle	79.1	92.2	(13.1)	(14.2)	162.1	194.5	(32.4)	(16.7)
Parts and service	275.9	281.2	(5.3)	(1.9)	557.3	562.0	(4.7)	(0.8)
Finance and insurance	135.4	150.1	(14.7)	(9.8)	279.8	296.3	(16.5)	(5.6)
Other	5.7	6.8	(1.1)		12.2	13.5	(1.3)

Total gross profit	$639.2	$709.2	$(70.0)	(9.9)	$1,299.6	$1,421.9	$(122.3)	(8.6)

Retail vehicle unit sales:
New vehicle	73,545	84,295	(10,750)	(12.8)	144,929	162,407	(17,478)	(10.8)
Used vehicle	49,674	51,802	(2,128)	(4.1)	100,206	104,652	(4,446)	(4.2)

	123,219	136,097	(12,878)	(9.5)	245,135	267,059	(21,924)	(8.2)

Revenue per vehicle retailed:
New vehicle	$29,489	$30,695	$(1,206)	(3.9)	$30,058	$30,851	$(793)	(2.6)
Used vehicle	$15,787	$16,596	$(809)	(4.9)	$15,902	$16,438	$(536)	(3.3)
Gross profit per vehicle retailed:
New vehicle	$1,946	$2,122	$(176)	(8.3)	$1,989	$2,190	$(201)	(9.2)
Used vehicle	$1,627	$1,774	$(147)	(8.3)	$1,643	$1,834	$(191)	(10.4)
Finance and insurance	$1,099	$1,103	$(4)	(0.4)	$1,141	$1,109	$32	2.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 (%)	2007 (%)	2008 (%)	2007 (%)
Revenue mix percentages:
New vehicle	55.9	57.9	55.6	57.2
Used vehicle	24.1	24.2	24.3	24.5
Parts and service	16.4	14.4	16.4	14.7
Finance and insurance, net	3.5	3.4	3.6	3.4
Other	0.1	0.1	0.1	0.2

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	22.4	25.2	22.2	25.0
Used vehicle	12.4	13.0	12.5	13.7
Parts and service	43.2	39.7	42.9	39.5
Finance and insurance	21.2	21.2	21.5	20.8
Other	0.8	0.9	0.9	1.0

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	6.9	6.6	7.1
Used vehicle — retail	10.3	10.7	10.3	11.2
Parts and service	43.5	43.8	43.4	43.7
Total	16.5	15.9	16.6	16.2

New Vehicle

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Reported:
Revenue	$2,178.4	$2,587.4	$(409.0)	(15.8)	$4,376.5	$5,010.4	$(633.9)	(12.7)
Gross profit	$143.8	$178.9	$(35.1)	(19.6)	$289.8	$355.6	$(65.8)	(18.5)
Retail vehicle unit sales	73,811	84,295	(10,484)	(12.4)	145,473	162,407	(16,934)	(10.4)
Revenue per vehicle retailed	$29,513	$30,695	$(1,182)	(3.9)	$30,085	$30,851	$(766)	(2.5)
Gross profit per vehicle retailed	$1,948	$2,122	$(174)	(8.2)	$1,992	$2,190	$(198)	(9.0)
Gross profit as a percentage of revenue	6.6%	6.9%			6.6%	7.1%
Days supply (industry standard of selling days, including fleet)	62 days	55 days

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
			Favorable/	%			Favorable/	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Same Store:
Revenue	$2,168.8	$2,587.4	$(418.6)	(16.2)	$4,356.3	$5,010.4	$(654.1)	(13.1)
Gross profit	$143.1	$178.9	$(35.8)	(20.0)	$288.2	$355.6	$(67.4)	(19.0)
Retail vehicle unit sales	73,545	84,295	(10,750)	(12.8)	144,929	162,407	(17,478)	(10.8)
Revenue per vehicle retailed	$29,489	$30,695	$(1,206)	(3.9)	$30,058	$30,851	$(793)	(2.6)
Gross profit per vehicle retailed	$1,946	$2,122	$(176)	(8.3)	$1,989	$2,190	$(201)	(9.2)
Gross profit as a percentage of revenue	6.6%	6.9%			6.6%	7.1%
     Same store new vehicle revenue decreased $418.6 million or 16.2% for the three months ended June 30, 2008, and $654.1 million or 13.1% for the six months ended June 30, 2008, as compared to the same periods in 2007, primarily as a result of a continued challenging automotive retail environment, which resulted in decreased same store unit volume. Same store revenue per new vehicle retailed decreased 3.9% during the three months ended June 30, 2008, and 2.6% during the six months ended June 30, 2008, as compared to the same periods in 2007. We believe these results were driven by the current unfavorable economic conditions in the United States, including continued weakness in the housing market and tightening in the automotive retail credit market. Additionally, the increase in fuel prices has caused a shift in consumer demand toward more fuel-efficient vehicles. The average revenue per vehicle retailed has declined due to the relatively lower selling prices of these vehicles. To the extent that we continue to see unfavorable economic conditions, we anticipate that the automotive retail market will remain challenging in 2008. Accordingly, we expect the decline in our sales to continue in 2008.
     Same store gross profit per new vehicle retailed decreased 8.3% during the three months ended June 30, 2008, and 9.2% during the six months ended June 30, 2008, as compared to the same periods in 2007, due to increased pricing pressure as a result of a competitive retail environment, tightening in the automotive retail credit market, and increasing margin pressure on less fuel-efficient trucks and sport utility vehicles due to rising fuel costs. We expect continued margin pressure in 2008.
     Our new vehicle inventories were $1.9 billion or 62 days supply at June 30, 2008, as compared to new vehicle inventories of $1.8 billion or 52 days supply at December 31, 2007, and $1.8 billion or 55 days at June 30, 2007. The increase in our new vehicle inventory days supply is primarily due to lower than expected sales during the three months ended June 30, 2008.
     The following table details net new vehicle inventory carrying cost, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
($ in millions)
Floorplan assistance	$19.6	$24.3	$(4.7)	$40.6	$48.4	$(7.8)
Floorplan interest expense (new vehicles)	(20.8)	(32.4)	11.6	(45.9)	(64.0)	18.1

Net new vehicle inventory carrying cost	$(1.2)	$(8.1)	$6.9	$(5.3)	$(15.6)	$10.3

     The net new vehicle inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) decreased $6.9 million for the three months ended June 30, 2008, and $10.3 million for the six months ended June 30, 2008, as compared to the same periods in 2007, primarily as a result of a decrease in new vehicle floorplan interest expense due to lower floorplan interest rates, partially offset by a decrease in floorplan assistance due to lower new vehicle sales.

Used Vehicle

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Reported:
Retail revenue	$789.3	$859.7	$(70.4)	(8.2)	$1,603.6	$1,720.3	$(116.7)	(6.8)
Wholesale revenue	151.1	220.9	(69.8)	(31.6)	317.2	426.5	(109.3)	(25.6)

Total revenue	$940.4	$1,080.6	$(140.2)	(13.0)	$1,920.8	$2,146.8	$(226.0)	(10.5)

Retail gross profit	$81.3	$91.9	$(10.6)	(11.5)	$165.8	$191.9	$(26.1)	(13.6)
Wholesale gross profit	(1.1)	0.8	(1.9)		(1.5)	3.6	(5.1)

Total gross profit	$80.2	$92.7	$(12.5)	(13.5)	$164.3	$195.5	$(31.2)	(16.0)

Retail vehicle unit sales	49,925	51,802	(1,877)	(3.6)	100,704	104,652	(3,948)	(3.8)
Revenue per vehicle retailed	$15,810	$16,596	$(786)	(4.7)	$15,924	$16,438	$(514)	(3.1)
Gross profit per vehicle retailed	$1,628	$1,774	$(146)	(8.2)	$1,646	$1,834	$(188)	(10.3)
Gross profit as a percentage of revenue	10.3%	10.7%			10.3%	11.2%
Days supply (trailing 30 days)	42 days	44 days

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
			Favorable/	%			Favorable/	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Same Store:
Retail revenue	$784.2	$859.7	$(75.5)	(8.8)	$1,593.5	$1,720.3	$(126.8)	(7.4)
Wholesale revenue	148.9	220.4	(71.5)	(32.4)	313.4	425.5	(112.1)	(26.3)

Total revenue	$933.1	$1,080.1	$(147.0)	(13.6)	$1,906.9	$2,145.8	$(238.9)	(11.1)

Retail gross profit	$80.8	$91.9	$(11.1)	(12.1)	$164.6	$191.9	$(27.3)	(14.2)
Wholesale gross profit	(1.7)	0.3	(2.0)		(2.5)	2.6	(5.1)

Total gross profit	$79.1	$92.2	$(13.1)	(14.2)	$162.1	$194.5	$(32.4)	(16.7)

Retail vehicle unit sales	49,674	51,802	(2,128)	(4.1)	100,206	104,652	(4,446)	(4.2)
Revenue per vehicle retailed	$15,787	$16,596	$(809)	(4.9)	$15,902	$16,438	$(536)	(3.3)
Gross profit per vehicle retailed	$1,627	$1,774	$(147)	(8.3)	$1,643	$1,834	$(191)	(10.4)
Gross profit as a percentage of revenue	10.3%	10.7%			10.3%	11.2%
     Same store retail used vehicle revenue decreased $75.5 million or 8.8% for the three months ended June 30, 2008, and $126.8 million or 7.4% for the six months ended June 30, 2008, as compared to the same periods in 2007, primarily as a result of a reduction in revenue per vehicle retailed and a decrease in same store unit volume. Same store unit volume decreased as a result of a challenging retail environment driven by the current unfavorable economic conditions in the United States, including continued weakness in the housing market, the increase in fuel prices, and tightening in the automotive retail credit market. The decrease in used vehicle sales volumes was also driven in part by a decrease in trade-in volume associated with new vehicle sales. To the extent that we continue to see unfavorable economic conditions, we anticipate that the automotive retail market will remain challenging in 2008.
     Same store gross profit per used vehicle retailed decreased 8.3% during the three months ended June 30, 2008, and 10.4% during the six months ended June 30, 2008, as compared to the same periods in 2007, due to increased pricing pressure as a result of a competitive retail environment, tightening in the automotive retail credit market, and increasing margin pressure on less fuel-efficient trucks and sport utility vehicles due to rising fuel costs.
     Used vehicle inventories were $288.0 million or 42 days supply at June 30, 2008, compared to $308.6 million or 44 days supply at December 31, 2007, and $361.6 million or 44 days at June 30, 2007.

     Parts and Service

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Reported:
Revenue	$637.8	$641.7	$(3.9)	(0.6)	$1,292.3	$1,286.3	$6.0	0.5
Gross profit	$278.2	$281.8	$(3.6)	(1.3)	$562.2	$563.2	$(1.0)	(0.2)
Gross profit as a percentage of revenue	43.6%	43.9%			43.5%	43.8%

Same Store:
Revenue	$634.3	$641.7	$(7.4)	(1.2)	$1,284.1	$1,286.3	$(2.2)	(0.2)
Gross profit	$275.9	$281.2	$(5.3)	(1.9)	$557.3	$562.0	$(4.7)	(0.8)
Gross profit as a percentage of revenue	43.5%	43.8%			43.4%	43.7%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.
     Same store parts and service revenue decreased $7.4 million or 1.2% during the three months ended June 30, 2008, as compared to the same period in 2007, due primarily to a $5.9 million decrease in warranty revenue and a $3.6 million decrease in revenues associated with the preparation of vehicles for sale. Partially offsetting these decreases were a $1.8 million increase in customer-paid revenue for parts and service, and smaller increases in other parts and service revenues. Additionally, during the three months ended June 30, 2008, we experienced a 1.6% increase in parts and service revenues and a 1.1% increase in gross profit related to volume imports and premium luxury vehicles, as compared to a 4.4% decrease in revenues and a 6.3% decrease in gross profit related to parts and service for domestic vehicles.
     Same store parts and service revenue decreased $2.2 million or 0.2% during the six months ended June 30, 2008, as compared to the same period in 2007, due to an $8.1 million decrease in warranty revenue and a $4.6 million decrease in revenues associated with the preparation of vehicles for sale. Partially offsetting these decreases were a $7.1 million increase in customer-paid revenue for parts and service, a $1.4 million increase in wholesale parts sales, and smaller increases in other parts and service revenues, such as retail parts sales. Additionally, during the six months ended June 30, 2008, we experienced a 2.1% increase in parts and service revenues and a 1.3% increase in gross profit related to volume imports and premium luxury vehicles, as compared to 2.7% decrease in revenues and a 4.1% decrease in gross profit related to parts and service for domestic vehicles.
     Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs and lower vehicle sales volume. These declines were only minimally offset by the increases in our customer-paid business. Customer-paid business growth was constrained by economic pressures on consumer spending.
     Same store gross profit as a percentage of revenue decreased to 43.5% during the three months ended June 30, 2008, compared to 43.8% during the same period in 2007, and 43.4% during the six months ended June 30, 2008, compared to 43.7% during the same period in 2007. The decrease in gross profit as a percentage of revenue is primarily due to a shift in business from repair work to routine maintenance, which typically has lower margins. This shift is due to both the increased reliability of vehicles manufactured in recent years and our success in capturing more of the total service business of our customers through our standardized service process and marketing communications initiatives.

Finance and Insurance

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)			Variance				Variance
			Favorable/	%			Favorable/	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Reported:
Revenue and gross profit	$136.0	$150.1	$(14.1)	(9.4)	$280.9	$296.3	$(15.4)	(5.2)
Gross profit per vehicle retailed	$1,099	$1,103	$(4)	(0.4)	$1,141	$1,109	$32	2.9

Same Store:
Revenue and gross profit	$135.4	$150.1	$(14.7)	(9.8)	$279.8	$296.3	$(16.5)	(5.6)
Gross profit per vehicle retailed	$1,099	$1,103	$(4)	(0.4)	$1,141	$1,109	$32	2.9
     Same store finance and insurance revenue and gross profit decreased $14.7 million or 9.8% during the three months ended June 30, 2008, and $16.5 million or 5.6% during the six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to lower new and used sales volumes.
     Same store finance and insurance revenue and gross profit per vehicle retailed was relatively flat during the three months ended June 30, 2008, and increased 2.9% during the six months ended June 30, 2008, compared to the same periods in 2007. We believe these results were driven by an increase in finance and insurance products sold per customer, offset by the current unfavorable economic conditions in the United States, including the tightening in the automotive retail credit market.

Operating Expenses
     Selling, General, and Administrative Expenses
     During the three months ended June 30, 2008, selling, general, and administrative expenses decreased $18.6 million or 3.7%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 75.5% for the three months ended June 30, 2008, from 71.1% for the same period in 2007, resulting from a deleveraging of our cost structure due to the decline in vehicle sales. Decreases in selling, general, and administrative expenses during the three months ended June 30, 2008, are primarily due to a $13.0 million decrease in compensation expense, and a $7.8 million decrease in gross advertising expenditures, partially offset by a $1.6 million decrease in advertising reimbursements from manufacturers.
     During the six months ended June 30, 2008, selling, general, and administrative expenses decreased $31.6 million or 3.1%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 74.9% for the six months ended June 30, 2008, from 71.1% for the same period in 2007, resulting from a deleveraging of our cost structure due to the decline in vehicle sales. Decreases in selling, general, and administrative expenses during the six months ended June 30, 2008, are primarily due to a $24.3 million decrease in compensation expense, and an $11.6 million decrease in gross advertising expenditures, partially offset by a $2.4 million decrease in advertising reimbursements from manufacturers.
     Compensation expense for the three and six months ended June 30, 2008, includes a $5.3 million non-cash stock compensation expense adjustment as discussed in Note 9, Stock-Based Compensation, of the Notes to Unaudited Condensed Consolidated Financial Statements.
     For a discussion of our cost reduction plan with a targeted annualized run rate savings of approximately $100 million on a pre-tax basis, please refer to “Market Challenges” above.
Non-Operating Income (Expense)
     Floorplan Interest Expense
     Floorplan interest expense was $21.5 million for the three months ended June 30, 2008, as compared to $32.6 million for the same period in 2007, and $46.8 million for the six months ended June 30, 2008, as compared to $64.3 million for the same period in 2007. The decreases in floorplan interest expense of $11.1 million for the three months ended June 30, 2008, and $17.5 million for the six months ended June 30, 2008, are primarily the result of lower short-term LIBOR interest rates, partially offset by higher average vehicle floorplan balances and the additional floorplan interest expense incurred in connection with the floorplan credit agreements we entered into during the second quarter of 2008 to finance a portion of our used vehicle inventory.
     Other Interest Expense
     Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility, and outstanding senior unsecured notes. Other interest expense was $21.6 million for the three months ended June 30, 2008, and $26.4 million for the same period in 2007. The decrease in other interest expense of $4.8 million during the three months ended June 30, 2008, as compared to 2007, is primarily due to a $6.3 million decrease in interest expense resulting from lower interest rates on our term loan facility and floating rate senior notes, partially offset by a $2.3 million increase in interest expense related to higher levels of debt outstanding during the period associated with our mortgage facility and other indebtedness.
     Other interest expense was $48.4 million for the six months ended June 30, 2008, and $52.8 million for the same period in 2007. The decrease in other interest expense of $4.4 million during the six months ended June 30, 2008, as compared to 2007, is due to a $10.0 million decrease in interest expense resulting from lower interest rates on our term loan facility and floating rate senior notes, partially offset by a $5.6 million increase in interest expense related to higher levels of debt outstanding during the period associated with our mortgage facility, our revolving credit facility, and other indebtedness.
     Provision for (Benefit from) Income Taxes
     Our effective income tax rate was 41.0% for the three months ended June 30, 2008, and 37.3% for the three months ended June 30, 2007. Our effective income tax rate was 40.8% for the six months ended June 30, 2008, and 36.6% for the six months ended June 30, 2007. We recognized an $8.6 million benefit (net of tax effect) during the six months ended June 30, 2007, related to the resolution of certain tax matters, changes in certain state tax laws, and other adjustments. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. We expect our underlying tax rate to be approximately 40% on an ongoing basis, excluding the impact of any potential tax adjustments in the future.

Discontinued Operations
     Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We had a loss from discontinued operations totaling $0.8 million during the three months ended June 30, 2008, and $2.0 million during the three months ended June 30, 2007, net of income taxes. We had a loss from discontinued operations totaling $6.0 million during the six months ended June 30, 2008, and $7.0 million during the six months ended June 30, 2007, net of income taxes. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2008 and 2007, have been adjusted to classify the results of these stores as discontinued operations.
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
     At June 30, 2008, we had $42.1 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2008, surety bonds, letters of credit, and cash deposits totaled $116.7 million, including $78.8 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
     See the table at the beginning of Note 5, Notes Payable and Long-Term Debt, of the Notes to Unaudited Condensed Consolidated Financial Statements for the amounts of our notes payable and long-term debt as of June 30, 2008, and December 31, 2007.
     Senior Unsecured Notes and Credit Agreement
     We have $300.0 million of floating rate senior unsecured notes due April 15, 2013, and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly. The floating rate senior unsecured notes may be redeemed by us currently at 103% of principal, on or after April 15, 2009, at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us on or after April 15, 2009, at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal. We may from time to time purchase our outstanding senior unsecured notes in open market purchases or privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $78.8 million at June 30, 2008. As of June 30, 2008, we had no borrowings outstanding under the revolving credit facility, leaving $621.2 million of borrowing capacity. As of June 30, 2008, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $215 million.
     The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, with negative outlook) and Moody’s (Ba2, with stable outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard & Poor’s or Moody’s would result in a 20 basis point increase in the credit spread under our revolving credit facility and a 25 basis point increase in the credit spread under our term loan facility. On November 29, 2007, Standard & Poor’s revised its outlook for AutoNation to negative from stable, indicating concerns that our results in 2008 could be pressured by lower vehicle sales. Credit ratings could be lowered if new vehicle demand worsens significantly, threatening our earnings and cash flow, or if we increase our financial leverage through acquisitions or share repurchases. The outlook could be revised back to stable if market demand returns in the near term or if we demonstrate our ability to maintain reasonable profitability, cash flow, and leverage measures despite the ongoing revenue pressures.

     Other Debt
     At June 30, 2008, we had $14.1 million of 9% senior unsecured notes due August 1, 2008. The 9% senior unsecured notes are guaranteed by substantially all of our subsidiaries.
     At June 30, 2008, we had $236.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. Prior to this refinancing, the facility utilized short-term LIBOR-based interest rates, which averaged 6.7% for the three months ended June 30, 2007.
     Vehicle floorplan payable-trade totaled $1.7 billion at June 30, 2008, and $1.7 billion at December 31, 2007. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $511.2 million at June 30, 2008, and $451.7 million at December 31, 2007, and represents amounts payable borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities are at one-month LIBOR-based rates of interest.
     Floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the new floorplan facilities so the lender directly funds the manufacturer for the purchase of new vehicle inventory. Floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
     Share Repurchases and Dividends
     During the six months ended June 30, 2008, we repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37). As of June 30, 2008, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors.
     Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes. As of July 1, 2008, approximately $35 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations. While we expect to continue repurchasing shares in the future, the decision to make additional share repurchases will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with the maximum consolidated leverage ratio discussed below under “Restrictions and Covenants”), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt.
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

     For example, under the amended credit agreement, we are required to maintain a maximum consolidated leverage ratio, as defined (3.0 times through September 30, 2009, after which it will revert to 2.75 times). As of June 30, 2008, the borrowing capacity under our revolving credit facility was limited by this ratio to approximately $215 million. In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to maintain a maximum capitalization ratio (65%), as defined. A significant non-cash impairment charge associated with goodwill and other intangible assets could have an adverse impact on our ability to satisfy this financial ratio, unless we obtain an amendment or waiver of our amended credit agreement.
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
     Covenants related to the 9% senior unsecured notes were substantially eliminated as a result of the successful completion of the debt tender offer and consent solicitation performed in April 2006.
     Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation. As of June 30, 2008, we were in compliance with the requirements of all applicable financial and operating covenants.
     In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur. Certain covenants in the indenture for the floating rate and 7% senior unsecured notes would be eliminated with an upgrade of our senior unsecured notes to investment grade by either Standard & Poor’s or Moody’s.
     Cash Flows
     Cash and cash equivalents increased by $9.1 million during the six months ended June 30, 2008, and decreased by $21.2 million during the six months ended June 30, 2007. The major components of these changes are discussed below.
     Cash Flows — Operating Activities
     Net cash provided by operating activities was $330.4 million during the six months ended June 30, 2008, as compared to net cash used in operating activities of $33.8 million during the same period in 2007.
     Net cash provided by operating activities during the six months ended June 30, 2007, was affected by a change in the classification of borrowings from a floorplan lender, in connection with the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”) by General Motors (“GM”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. As a result of this sale, which occurred on November 30, 2006, we have classified new borrowings from GMAC subsequent to this transaction as vehicle floorplan non-trade, with related changes reflected as financing cash flows. Accordingly, net floorplan borrowings from GMAC subsequent to this transaction are reflected as cash provided by financing activities, while repayments in 2007 of amounts due to GMAC prior to this transaction (totaling $271.8 million during the six months ended June 30, 2007) continue to be reflected as cash used by operating activities. During the six months ended June 30, 2008, all borrowings and repayments related to GMAC were reflected as financing activities, since the repayment of amounts due to GMAC prior to this transaction were completed during 2007. After considering the effect of this reclassification, net cash provided by operating activities during the six months ended June 30, 2008, compared to the same period in 2007, was impacted by an increase in cash provided by changes in working capital, partially offset by a reduction in earnings.

     Cash Flows — Investing Activities
     Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments, and other transactions as further described below.
     Capital expenditures, excluding property operating lease buy-outs, were $39.6 million during the six months ended June 30, 2008, and $78.9 million during the six months ended June 30, 2007. We project that 2008 full year capital expenditures will be approximately $75 million, excluding acquisition related spending, lease buy-outs, and land purchases for future sites. This represents a $35 million reduction versus our previous estimate for 2008.
     Total cash used in business acquisitions, net of cash acquired, was $29.4 million for the six months ended June 30, 2008, and $0.8 million during the same period in 2007, when we acquired one automotive retail franchise and related assets in each period.
     Cash Flows — Financing Activities
     Net cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade.
     We repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million during the six months ended June 30, 2008 (average purchase price per share of $14.37), including repurchases for which settlement occurred subsequent to June 30, 2008. We repurchased 11.0 million shares of our common stock for an aggregate purchase price of $239.9 million during the six months ended June 30, 2007 (average purchase price per share of $21.77).
     Proceeds from the exercise of stock options were $1.0 million (average exercise price per share of $10.85) during the six months ended June 30, 2008, and $88.6 million (average exercise price per share of $14.31) during the six months ended June 30, 2007.
     During the six months ended June 30, 2008, we borrowed $519.0 million and repaid $779.0 million outstanding under our revolving credit facility, for net repayments of $260.0 million. During the six months ended June 30, 2007, we borrowed $436.0 million and repaid $475.0 million outstanding under our revolving credit facility, for net repayments of $39.0 million.
     We repaid $3.2 million of amounts outstanding under our mortgage facilities during the six months ended June 30, 2008, and $2.2 million during the same period in 2007.
     Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net proceeds of $56.1 million for the six months ended June 30, 2008, and $230.5 million for the same period in 2007. As discussed above, the repayment of $271.8 million of amounts due to GMAC prior to the sale by GM of a majority interest in GMAC were reflected as cash used by operating activities during the six months ended June 30, 2007, while all repayments to GMAC were reflected as cash used by financing activities during the six months ended June 30, 2008. Proceeds received under the floorplan credit arrangements we entered into during the second quarter of 2008 to finance a portion of our used vehicle inventory were reflected as cash provided by financing activities during the six months ended June 30, 2008.
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

New Accounting Pronouncements
     See Note 1, Interim Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At June 30, 2008, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $618.1 million and had a fair value of $582.2 million. At December 31, 2007, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $595.2 million and had a fair value of $578.9 million.
Interest Rate Risk
     We had $2.2 billion of variable rate vehicle floorplan payable at June 30, 2008, and $2.1 billion at December 31, 2007. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $22.5 million at June 30, 2008, and $21.4 million at December 31, 2007, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
     We had $0.9 billion of other variable rate debt outstanding at June 30, 2008, and $1.2 billion at December 31, 2007. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $9.0 million at June 30, 2008, and $11.8 million at December 31, 2007.
     Reference is made to our quantitative disclosures about market risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations, and certain accounts receivable). We have substantially implemented the core phase in 200 of our 242 stores as of June 30, 2008.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2008.

			Total Number of
			Shares Purchased as	Approximate Dollar Value of
		Avg. Price	Part of Publicly	Shares That May Yet Be
	Total Number of	Paid Per	Announced	Purchased Under The
Period	Shares Purchased	Share	Programs	Programs (in millions)(1)(2)
April 1, 2008 to April 30, 2008	—	$—	—	$168.9

May 1, 2008 to May 31, 2008	720,000	$16.27	720,000	$157.2

June 1, 2008 to June 30, 2008	1,170,000	$12.44	1,170,000	$142.7

	1,890,000		1,890,000

(1)
On October 23, 2007, our Board of Directors approved a stock repurchase program (referred to as the “October 2007 Program”), which authorized AutoNation to repurchase up to $250 million in shares of our common stock. All of the shares repurchased in April, May, and June 2008 were repurchased under the October 2007 Program. The October 2007 Program does not have an expiration date.

(2)
Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes. As of July 1, 2008, approximately $35 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations. For a further discussion of factors we will consider in deciding whether to repurchase shares in the future, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Share Repurchases and Dividends.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 7, 2008, our stockholders voted on the following matters:
1.	The election of seven directors, each for a term expiring at the next Annual Meeting or until their successors are duly elected and qualified.

2.	The ratification of the selection of KPMG LLP as our independent registered public accounting firm for 2008.

3.	The adoption of the AutoNation, Inc. 2008 Employee Equity and Incentive Plan.

4.	The adoption of a stockholder proposal regarding special meetings.

5.	The adoption of a stockholder proposal regarding a stockholder advisory on executive compensation.
     All of the director nominees were elected based on the following votes:

Name	Votes For	Withheld
Rick L. Burdick	158,940,481	5,550,729
William C. Crowley	157,758,313	6,732,897
Kim C. Goodman	162,306,333	2,184,877
Robert R. Grusky	162,304,835	2,186,375
Mike Jackson	161,635,818	2,855,392
Michael E. Maroone	160,741,573	3,749,637
Carlos A. Migoya	162,301,298	2,189,912
     The selection of KPMG LLP as our independent registered public accounting firm for 2008 was ratified based on the following votes:

For	Against	Abstain	Broker Non-Votes

163,263,689	364,771	862,750	—
     The adoption of the AutoNation, Inc. 2008 Employee Equity and Incentive Plan was approved based on the following votes:

For	Against	Abstain	Broker Non-Votes

144,896,580	6,176,012	898,498	12,520,120
     The stockholder proposal regarding special meetings was not approved based on the following votes:

For	Against	Abstain	Broker Non-Votes

26,622,925	124,392,373	955,792	12,520,120
     The stockholder proposal regarding a stockholder advisory vote on executive compensation was not approved based on the following votes:

For	Against	Abstain	Broker Non-Votes

30,314,887	120,329,140	1,327,063	12,520,120

ITEM 6. EXHIBITS

10.1	AutoNation, Inc. 2008 Employee Equity and Incentive Plan, adopted by AutoNation’s Board of Directors on March 14, 2008 and approved by AutoNation’s stockholders on May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on April 25, 2008)*

18.1	KPMG LLP Preferability Letter dated July 24, 2008

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.
Date: July 24, 2008	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)