Form 10-Q
period 2008-09-30
AUTONATION INC /FL
filed 2008-11-07
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
As of November 3, 2008, the registrant had 176,853,283 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$60.8	$33.0
Receivables, net	467.5	703.5
Inventory	1,967.5	2,262.0
Other current assets	200.1	295.8

Total Current Assets	2,695.9	3,294.3
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $658.7 million and $593.3 million, respectively	1,970.2	1,955.2
GOODWILL, NET (Note 4)	1,147.8	2,736.3
OTHER INTANGIBLE ASSETS, NET (Note 4)	177.6	316.5
OTHER ASSETS	246.7	177.3

Total Assets	$6,238.2	$8,479.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$1,481.4	$1,678.4
Vehicle floorplan payable — non-trade	417.7	448.0
Accounts payable	165.1	208.9
Notes payable and current maturities of long-term obligations	55.7	23.9
Other current liabilities	494.8	543.3

Total Current Liabilities	2,614.7	2,902.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,358.0	1,751.9
DEFERRED INCOME TAXES	—	220.7
OTHER LIABILITIES	137.7	131.0
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at September 30, 2008, and December 31, 2007, including shares held in treasury	1.9	1.9
Additional paid-in capital	478.5	461.0
Retained earnings (Note 6)	1,955.9	3,266.1
Accumulated other comprehensive loss	(0.6)	(0.2)
Treasury stock, at cost; 16,708,866 and 13,205,583 shares held, respectively	(307.9)	(255.3)

Total Shareholders’ Equity	2,127.8	3,473.5

Total Liabilities and Shareholders’ Equity	$6,238.2	$8,479.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
New vehicle	$1,974.6	$2,634.4	$6,335.4	$7,615.0
Used vehicle	822.0	1,068.3	2,728.0	3,197.2
Parts and service	612.1	642.7	1,895.6	1,919.0
Finance and insurance, net	119.3	150.9	398.8	445.2
Other	15.4	17.0	49.8	51.0

TOTAL REVENUE	3,543.4	4,513.3	11,407.6	13,227.4

Cost of Sales:
New vehicle	1,844.5	2,448.3	5,916.5	7,075.1
Used vehicle	754.0	981.3	2,496.9	2,916.7
Parts and service	346.3	361.6	1,071.4	1,079.1
Other	6.7	8.0	22.1	21.2

TOTAL COST OF SALES	2,951.5	3,799.2	9,506.9	11,092.1

Gross Profit:
New vehicle	130.1	186.1	418.9	539.9
Used vehicle	68.0	87.0	231.1	280.5
Parts and service	265.8	281.1	824.2	839.9
Finance and insurance	119.3	150.9	398.8	445.2
Other	8.7	9.0	27.7	29.8

TOTAL GROSS PROFIT	591.9	714.1	1,900.7	2,135.3

Selling, general, and administrative expenses	452.7	506.7	1,432.0	1,516.6
Depreciation and amortization	22.7	22.0	68.4	64.0
Goodwill impairment	1,610.0	—	1,610.0	—
Franchise rights impairment	141.4	—	146.5	1.0
Other expenses, net	2.8	0.1	3.2	0.6

OPERATING INCOME (LOSS)	(1,637.7)	185.3	(1,359.4)	553.1

Floorplan interest expense	(19.8)	(32.9)	(66.2)	(96.4)
Other interest expense	(20.9)	(29.6)	(69.3)	(82.4)
Gain on senior note repurchases	12.1	—	12.1	—
Interest income	0.7	0.8	1.5	2.6
Other gains (losses), net	(2.3)	(0.9)	(2.9)	0.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,667.9)	122.7	(1,484.2)	377.0
INCOME TAX PROVISION (BENEFIT)	(263.0)	46.1	(188.1)	139.1

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,404.9)	76.6	(1,296.1)	237.9
Loss from discontinued operations, net of income taxes	(7.8)	(4.5)	(14.1)	(10.9)

NET INCOME (LOSS)	$(1,412.7)	$72.1	$(1,310.2)	$227.0

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(7.95)	$0.39	$(7.27)	$1.17
Discontinued operations	$(0.04)	$(0.02)	$(0.08)	$(0.05)
Net income (loss)	$(7.99)	$0.37	$(7.35)	$1.11

Weighted average common shares outstanding	176.7	196.1	178.2	203.6

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(7.95)	$0.39	$(7.27)	$1.16
Discontinued operations	$(0.04)	$(0.02)	$(0.08)	$(0.05)
Net income (loss)	$(7.99)	$0.37	$(7.35)	$1.10

Weighted average common shares outstanding	176.7	197.5	178.2	205.6

COMMON SHARES OUTSTANDING, net of treasury stock	176.9	183.9	176.9	183.9
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

			Additional		Accumulated Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
BALANCE AT DECEMBER 31, 2007	193,562,149	$1.9	$461.0	$3,266.1	$(0.2)	$(255.3)	$3,473.5
Exercise of stock options, including income tax benefit of $0.1 million	—	—	(0.5)	—	—	1.5	1.0
Stock option expense	—	—	18.0	—	—	—	18.0
Other comprehensive loss	—	—	—	—	(0.4)	—	(0.4)
Purchases of treasury stock	—	—	—	—	—	(54.1)	(54.1)
Net loss	—	—	—	(1,310.2)	—	—	(1,310.2)

BALANCE AT SEPTEMBER 30, 2008	193,562,149	$1.9	$478.5	$1,955.9	$(0.6)	$(307.9)	$2,127.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2008	2007
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(1,310.2)	$227.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	14.1	10.9
Depreciation and amortization	68.4	64.0
Amortization of debt issue costs and discounts	2.7	3.6
Stock option expense	18.0	11.8
Deferred income tax provision (benefit)	(274.8)	(13.0)
Goodwill impairment	1,610.0	—
Franchise rights impairment	146.5	1.0
Other non-cash impairment charges, net	3.1	—
Gain on senior note repurchases	(12.1)	—
Other	0.4	(0.4)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	236.0	124.5
Inventory	299.1	86.8
Other assets	13.8	(6.3)
Vehicle floorplan payable-trade, net	(197.0)	(422.9)
Accounts payable	(43.8)	(0.3)
Other liabilities	(14.5)	23.1

Net cash provided by continuing operations	559.7	109.8
Net cash provided by discontinued operations	7.7	10.2

Net cash provided by operating activities	567.4	120.0

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(76.8)	(128.6)
Property operating lease buy-outs	(20.4)	—
Proceeds from the sale of property and equipment	3.0	4.2
Proceeds from assets held for sale	—	2.6
Cash used in business acquisitions, net of cash acquired	(29.4)	(4.2)
Net change in restricted cash	(13.1)	(3.8)
Purchases of restricted investments	(2.0)	(13.7)
Proceeds from the sale of restricted investments	10.1	21.1
Cash received from business divestitures, net of cash relinquished	39.2	40.5
Other	(0.2)	(0.3)

Net cash used in continuing operations	(89.6)	(82.2)
Net cash used in discontinued operations	—	(0.4)

Net cash used in investing activities	(89.6)	(82.6)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2008	2007
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(58.8)	(551.4)
Repurchase of floating rate senior unsecured notes	(46.4)	—
Repurchase of 7% senior unsecured notes	(28.7)	—
Payment of 9% senior unsecured notes	(14.1)	—
Proceeds from revolving credit facility	531.0	995.0
Payment of revolving credit facility	(791.0)	(829.0)
Net proceeds (payments) of vehicle floor plan payable — non-trade	(33.7)	235.2
Payments of mortgage facilities	(4.8)	(3.3)
Payments of notes payable and long-term debt	(2.8)	(2.8)
Proceeds from the exercise of stock options	1.0	91.9
Tax benefit from stock options	0.1	16.0
Other	7.0	(2.1)

Net cash used in continuing operations	(441.2)	(50.5)
Net cash used in discontinued operations	(8.8)	(9.9)

Net cash used in financing activities	(450.0)	(60.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27.8	(23.0)
CASH AND CASH EQUIVALENTS at beginning of period	33.0	52.2

CASH AND CASH EQUIVALENTS at end of period	$60.8	$29.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)
1. INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2008, we owned and operated 311 new vehicle franchises from 238 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, vehicle maintenance and repair services, vehicle parts, extended service contracts, vehicle protection products, and other aftermarket products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made by AutoNation in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, intangible, and long-lived assets, allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations, and certain assumptions related to stock option compensation.
     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K.
     During the third quarter of 2008, we recorded impairment charges of $1.75 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. See Note 4, Goodwill and Intangible Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements for more information. In addition, we changed our operating segment structure. See Note 14, Segment Information, of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active.
     Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three and nine months ended September 30, 2008. In accordance with FSP FAS 157-2, we are currently evaluating the impact of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2. RECEIVABLES, NET
     The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30,	December 31,
	2008	2007
Trade receivables	$102.0	$118.3
Manufacturer receivables	107.6	137.6
Other	35.6	54.4

	245.2	310.3
Less: Allowances	(6.3)	(6.4)

	238.9	303.9
Contracts-in-transit and vehicle receivables	192.5	377.7
Income tax refundable (See Note 6)	36.1	21.9

Receivables, net	$467.5	$703.5

     Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.
3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
     The components of inventory are as follows:

	September 30,	December 31,
	2008	2007
New vehicles	$1,582.2	$1,809.0
Used vehicles	242.9	306.0
Parts, accessories, and other	142.4	147.0

	$1,967.5	$2,262.0

     The components of vehicle floorplan payables are as follows:

	September 30,	December 31,
	2008	2007
Vehicle floorplan payable — trade	$1,481.4	$1,678.4
Vehicle floorplan payable — non-trade	417.7	448.0

	$1,899.1	$2,126.4

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
     During the second quarter of 2008, we entered into separate floorplan credit arrangements with various lenders to provide a total of $180.0 million to finance a portion of our used vehicle inventory, of which $118.3 million was outstanding at September 30, 2008.

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
     Our vehicle floorplan facilities, which utilize LIBOR-based interest rates, averaged 3.9% for the nine months ended September 30, 2008, and 6.4% for the nine months ended September 30, 2007. At September 30, 2008, aggregate capacity under the floorplan credit facilities to finance vehicles was approximately $3.7 billion, of which $1.9 billion total was outstanding.
4. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and intangible assets, net, consist of the following:

	September 30,	December 31,
	2008	2007
Goodwill	$1,147.8	$3,002.1
Less: accumulated amortization	—	(265.8)

Goodwill, net	$1,147.8	$2,736.3

Franchise rights — indefinite-lived	$173.6	$313.0
Other intangibles	7.6	7.9

	181.2	320.9
Less: accumulated amortization	(3.6)	(4.4)

Other intangibles assets, net	$177.6	$316.5

Goodwill
     Goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. During 2008, we changed our annual goodwill impairment testing date from June 30 to April 30, as this date provides additional time to complete the impairment testing and report the results of those tests in our June 30 Quarterly Report on Form 10-Q. No goodwill impairment charges resulted from the April 30 goodwill impairment test.
     During the third quarter of 2008, as a result of the continuing challenging automotive retail environment and the decline in our stock price, we determined that the carrying value of our single reporting unit more likely than not exceeded its fair value, as contemplated by paragraph 28 of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Due to this change in circumstances, we were required to conduct an interim test of our single reporting unit’s goodwill.
     The test for goodwill impairment, as defined by SFAS No. 142 is a two-step approach. The first step of the goodwill impairment test requires a determination of whether or not the fair value of a reporting unit is less than its carrying value. If so, the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     We estimated the fair value of our single reporting unit using “market” and “income” valuation approaches. The “market” valuation approach estimates our enterprise value, which is comprised of our market capitalization and our debt. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows (DCF) of our business at a computed weighted average cost of capital as the discount rate. We also consider a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest.
     The requirements of the goodwill impairment testing process are such that, in our situation, if the first step of the impairment testing process indicates that the fair value of the reporting unit is below its carrying value (even by a relatively small amount), the requirements of the second step of the test result in a significant decrease in the amount of goodwill recorded on the balance sheet.
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
     As a result of completing the first step of this interim goodwill impairment test, we determined that the carrying value of our single reporting unit exceeded its fair value, which required us to perform the second step of the goodwill impairment test. Due to the fact that we were required to allocate significant value to our franchise rights assets for the purpose of conducting the second step of the impairment testing, but were not permitted to record the franchise rights assets on the balance sheet, the remaining fair value that was allocated to goodwill was significantly reduced. In effect, we were required by the second step of the impairment testing under SFAS No. 142 to reduce our goodwill by the amount of our previously unrecognized franchise rights assets, which are substantial (in addition to other adjustments to goodwill resulting from the impairment testing).
     The second step of the goodwill impairment test indicated that goodwill was impaired and we recorded an estimated non-cash goodwill impairment charge of $1.47 billion ($1.25 billion after-tax).
     Additionally, as discussed in Note 14, Segment Information, to the Notes to Unaudited Condensed Consolidated Financial Statements, we revised our operating segment structure during the three months ended September 30, 2008, and now have Domestic, Import, and Premium Luxury segments. In connection with this revision to our operating segment structure, we were also required to identify the appropriate reporting units for purposes of testing goodwill for impairment under the revised operating segment structure. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component), and also states that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. We determined that our stores in each of our three operating segments are components, which were then aggregated into three reporting units based on similarities in long-term financial performance expectations, customers, and operating environments of the stores within each segment, among other factors. Accordingly, our segments are also considered our reporting units for the purpose of goodwill impairment testing and we allocated our remaining goodwill (after the aforementioned $1.47 billion non-cash goodwill impairment charge) to our three reporting units based on the relative fair values of those reporting units on the date of this change, determined using a net present value model. Since the resulting carrying value of the Domestic reporting unit exceeded its estimated fair value, we were also required to perform the second step of the goodwill impairment test on the goodwill allocated to the Domestic reporting unit. We recorded an additional non-cash goodwill impairment charge of $140.0 million ($119.0 million after-tax) to write-off a portion of the goodwill assigned to the Domestic reporting unit. Subsequent to these non-cash goodwill impairment charges, we have $1.15 billion of goodwill recorded on our balance sheet as of September 30, 2008, which was allocated by reporting unit as follows: $171.7 million to Domestic, $506.1 million to Import, and $470.0 million to Premium Luxury.
     The aggregate non-cash goodwill impairment charge resulting from the aforementioned single reporting unit impairment test and the non-cash impairment charge related specifically to our Domestic reporting unit totaled $1.61 billion ($1.37 billion after-tax), all of which is classified as Goodwill Impairment in the accompanying Unaudited Condensed Consolidated Income Statement, and is an estimate because we have not finalized the valuation of certain assets and liabilities. We expect to finalize this non-cash goodwill impairment amount during the fourth quarter of 2008, and any adjustment will be reflected in our results for the fourth quarter of 2008.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the nine months ended September 30, 2008, were as follows:

			Premium	Corporate
	Domestic	Import	Luxury	and other	Consolidated
Goodwill at January 1, 2008	$—	$—	$—	$2,736.3	$2,736.3
Acquisitions	—	—	—	21.5	21.5
Impairment — Single reporting unit	—	—	—	(1,470.0)	(1,470.0)
Allocations	311.7	506.1	470.0	(1,287.8)	—
Impairment — Domestic	(140.0)	—	—	—	(140.0)

Goodwill at September 30, 2008	$171.7	$506.1	$470.0	$—	$1,147.8

Intangible Assets
     Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually for impairment. We completed our annual impairment test for these intangibles with indefinite lives as of April 30, 2008, as well as interim impairment tests for certain rights under franchise agreements where events or changes in circumstances indicated their carrying amounts may exceed fair value. The impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store.
     As a result of the continuing challenging automotive retail environment, we also tested our rights under franchise agreements for impairment during the three months ended September 30, 2008, prior to testing goodwill for impairment, as noted above. We recorded non-cash impairment charges of $20.3 million related to rights under certain Domestic stores’ franchise agreements, $16.2 million related to rights under certain Import stores’ franchise agreements, and $104.9 million related to rights under certain Premium Luxury stores’ franchise agreements, for a total of $141.4 million ($87.7 million after-tax). These impairment charges were recorded to reduce the carrying value of those stores’ franchise agreements to estimated fair value. Subsequent to these non-cash franchise rights impairment charges, we have $173.6 million of franchise rights recorded on our balance sheet as of September 30, 2008, of which $5.0 million is related to Domestic stores, $34.1 million is related to Import stores, and $134.5 million is related to Premium Luxury stores.
     During the six months ended June 30, 2008, we recorded $5.1 million ($3.0 million after-tax) of non-cash impairment charges related to rights under certain Import stores’ franchise agreements to reduce the carrying value of those stores’ franchise agreements to estimated fair value. During the nine months ended September 30, 2007, we recorded $1.0 million ($0.6 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement to reduce the carrying value of that store’s franchise agreement to estimated fair value.
     The decline in the fair value of rights under these stores’ franchise agreements reflects the underperformance relative to expectations of these stores since our acquisition of them, as well as our expectations for the stores’ future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. These non-cash impairment charges are classified Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Income Statement.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5. NOTES PAYABLE AND LONG-TERM DEBT
     Notes payable and long-term debt consist of the following:

	September 30,	December 31,
	2008	2007
Floating rate senior unsecured notes, due 2013	$244.6	$300.0
7% senior unsecured notes, due 2014	267.3	300.0
Term loan facility, due 2012	600.0	600.0
Revolving credit facility, due 2012	—	260.0
9% senior unsecured notes, due 2008	—	14.1
Mortgage facility, due 2017	234.9	239.7
Other debt, due from 2010 to 2025	66.9	62.0

	1,413.7	1,775.8
Less: current maturities	(55.7)	(23.9)

Long-term debt, net of current maturities	$1,358.0	$1,751.9

     Senior Unsecured Notes and Credit Agreement
     We have $244.6 million of floating rate senior unsecured notes due April 15, 2013, and $267.3 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 103% of principal, on or after April 15, 2009, at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us on or after April 15, 2009, at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.
     During the third quarter of 2008, we repurchased $55.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $46.7 million. We also repurchased $32.7 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $29.7 million.
     We recorded a gain of $12.1 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. This gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements.
     We also committed to repurchase an additional $25.8 million aggregate principal amount of our 7% senior unsecured notes for an aggregate total consideration of $23.5 million for which settlement occurred subsequent to September 30, 2008. We have reclassified these amounts from long-term to current debt as of September 30, 2008. We will record a gain in the fourth quarter of 2008 of $2.9 million on the repurchase of these notes, net of the write-off of related unamortized debt issuance costs.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $78.8 million at September 30, 2008. As of September 30, 2008, we had no borrowings outstanding under the revolving credit facility, leaving $621.2 million of borrowing capacity. As of September 30, 2008, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $197 million.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, credit watch with negative implications) and Moody’s (Ba2, with stable outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard & Poor’s or Moody’s would result in a 25 basis point increase in the credit spread under our term loan facility, a 20 basis point increase in the credit spread under our revolving credit facility, and a 5 basis point increase in the facility fee applicable to our revolving credit facility.
     Our senior unsecured notes and borrowings under the amended credit agreement are guaranteed by substantially all of our subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.
     Other Debt
     On August 1, 2008, we repaid $14.1 million of 9% senior unsecured notes that matured on that date.
     At September 30, 2008, we had $234.9 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. Prior to this refinancing, the facility utilized short-term LIBOR-based interest rates, which averaged 6.7% for the nine months ended September 30, 2007.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6. INCOME TAXES
     Income taxes refundable included in Accounts Receivable totaled $36.1 million at September 30, 2008, and $21.9 million at December 31, 2007.
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
     Subsequent to September 30, 2008, our unrecognized tax benefits were reduced by approximately $35 million (net of tax effect) as a result of the expiration of a statute of limitations in October 2008. This favorable non-cash tax adjustment will be recorded in our fourth quarter 2008 results.
     We recognized a $12.0 million benefit (net of tax effect) during the nine months ended September 30, 2007, related to the resolution of certain tax matters, changes in certain state tax laws, and other adjustments.
7. SHAREHOLDERS’ EQUITY
     During the third quarter of 2008, we recorded impairment charges of $1.75 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. See Note 4, Goodwill and Intangible Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
     During the three months ended September 30, 2008, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2008, we repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37). As of September 30, 2008, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes. As of October 1, 2008, approximately $61 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes.
     We issued 0.1 million shares of common stock in connection with the exercise of stock options during the nine months ended September 30, 2008, and 6.4 million shares during the nine months ended September 30, 2007. The proceeds from the exercise of stock options were $1.0 million (average exercise price per share of $10.71) during the nine months ended September 30, 2008, and $91.9 million (average exercise price per share of $14.30) during the nine months ended September 30, 2007.
8. EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effective of stock options, restricted stock, and other dilutive securities. For the three months and nine months ended September 30, 2008, no options or restricted stock were included in the computation of diluted loss per share because we reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive. Anti-dilutive options totaling 6.7 million for the three months ended September 30, 2007, and 6.3 million for the nine months ended September 30, 2007, have been excluded from the computation of diluted earnings (loss) per share.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average shares outstanding used in calculating basic earnings per share	176.7	196.1	178.2	203.6
Effect of dilutive stock options and awards	—	1.4	—	2.0

Weighted average common and common equivalent shares used in calculating diluted earnings per share	176.7	197.5	178.2	205.6

9. STOCK–BASED COMPENSATION
     On March 14, 2008, our Board of Directors, upon the recommendation of its Compensation Committee, approved a new employee equity and incentive plan (“2008 Plan”), which was approved by our stockholders at our Annual Meeting of Stockholders held on May 7, 2008. The 2008 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. A maximum of 12.0 million shares may be issued under the 2008 Plan, provided that no more than 2.0 million shares may be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. The exercise price of all stock options and stock appreciation rights granted under the 2008 Plan, is equal to or above the closing price of our common stock on the date such awards are granted, or if the date of grant is not a trading day, on the next trading day.
     We may also issue stock options to non-employee directors under the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”). The exercise price of all stock options granted under the Non-Employee Director Plan is equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant.
     No additional options may be issued under our other employee stock option plans (“Prior Plans”), pursuant to which employee stock options were previously granted prior to the adoption of the 2008 Plan. Under our Prior Plans, employee stock options were granted with exercise prices equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant.
     Stock Options
     Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant.
     We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense over the requisite service period of the grants on a straight-line basis. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, the related compensation cost for awards granted subsequent to our adoption on January 1, 2006, of SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”), must be recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible. During the second quarter of 2008, we corrected our expense attribution method to reflect this requirement and recognized $5.3 million ($3.1 million after-tax) of additional stock compensation expense. This correction was immaterial to all prior quarterly and annual periods.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table summarizes the assumptions used relating to the valuation of our stock options during the nine months ended September 30, 2008, and 2007:

	2008	2007
Risk-free interest rate	3.24% — 4.87%	3.06% — 4.87%
Expected dividend yield	—	—
Expected term	4 — 7 years	4 — 7 years
Expected volatility	20% — 40%	20% — 40%
     The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility, and other factors impacting us.
     A summary of stock option activity is as follows for the nine months ended September 30, 2008:

	Stock Options
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in millions)	Exercise Price	Term (Years)	(in millions)
Options outstanding at January 1	14.2	$16.68
Granted *	1.4	$10.66
Exercised	(0.1)	$10.71
Forfeited	(0.5)	$19.21
Expired	(0.4)	$18.91

Options outstanding at September 30	14.6	$16.02	5.8	$6.1

Options exercisable at September 30	10.6	$15.60	4.6	$4.8
Options available for future grants at September 30	12.3

*	The options granted during the nine months ended September 30, 2008, are primarily related to our employee annual stock award grant in July 2008.
     The total intrinsic value (which equals the spread between the market value of the stock and the exercise price) of stock options exercised was $0.3 million during the nine months ended September 30, 2008, and $49.6 million during the nine months ended September 30, 2007.
     Restricted Stock
     Restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R. Restricted stock awards are issued from our treasury stock and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Compensation cost is recognized over the requisite vesting period based on the closing price of our common stock on the date of grant.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table summarizes information about vested and unvested restricted stock for the nine months ended September 30, 2008:

Restricted Stock
Weighted-Average
	Shares	Grant Date Fair
	(in millions)	Value
Nonvested at January 1	—	$—
Granted **	0.2	$10.17
Vested	—	$—
Forfeited	—	$—

Nonvested at September 30	0.2	$10.17

**	The restricted stock awards granted during the nine months ended September 30, 2008, are primarily related to our employee annual stock award grant in July 2008.
     Compensation Expense
     The following table summarizes the total stock-based compensation expense recognized in selling, general, and administrative expenses in the 2008 and 2007 Unaudited Condensed Consolidated Income Statement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options (1)	$5.4	$3.8	$17.7	$11.8
Restricted stock	0.3	—	0.3	—

Total stock-based compensation expense	$5.7	$3.8	$18.0	$11.8

(1)	Stock compensation expense increased during the three months ended September 30, 2008, as compared to the prior year same period, as a result of a change in our expense attribution method made in the second quarter of 2008 to reflect accelerated stock-based compensation expense for employees who are or will become retirement-eligible prior to the stated vesting period of the award. Stock compensation expense for the nine months ended September 30, 2008, includes $5.3 million of additional stock compensation expense that was recorded in the second quarter of 2008 to reflect the correction of our expense attribution method.
     As of September 30, 2008, there was $19.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $17.3 million relates to stock options and $1.7 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.6 years.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,412.7)	$72.1	$(1,310.2)	$227.0
Other comprehensive income (loss)	(0.4)	0.1	(0.4)	0.2

Comprehensive income (loss)	$(1,413.1)	$72.2	$(1,310.6)	$227.2

11. ACQUISITIONS
     We acquired one automotive retail franchise and related assets during the nine months ended September 30, 2008, and eight automotive retail franchises and other related assets during the nine months ended September 30, 2007. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
     We paid $29.4 million during the nine months ended September 30, 2008, and $4.2 million during the nine months ended September 30, 2007, for acquisitions.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $93 million at September 30, 2008. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
     At September 30, 2008, surety bonds, letters of credit, and cash deposits totaled $115.2 million, including $78.8 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
     We received proceeds (net of cash relinquished) of $39.2 million during the nine months ended September 30, 2008, and $40.5 million during the same period in 2007 related to discontinued operations. We classified eight stores during the nine months ended September 30, 2008, and 16 stores during the same period in 2007, as discontinued operations.
     The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information in Note 14 below. Selected income statement data for our discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenue	$26.1	$136.4	$139.7	$483.8

Pre-tax loss from discontinued operations	$(3.8)	$(1.6)	$(9.0)	$(3.7)
Pre-tax loss on disposal of discontinued operations	(3.5)	(0.6)	(1.1)	(2.4)

	(7.3)	(2.2)	(10.1)	(6.1)
Income tax expense	0.5	2.3	4.0	4.8

Loss from discontinued operations, net of income taxes	$(7.8)	$(4.5)	$(14.1)	$(10.9)

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	September 30,	December 31,
	2008	2007
Inventory	$23.0	$71.5
Other current assets	5.1	14.6
Property and equipment, net	27.8	45.1
Goodwill	11.9	33.9
Franchise rights	3.4	—
Other non-current assets	0.2	0.2

Total assets	$71.4	$165.3

Vehicle floorplan payable-trade	$12.2	$45.9
Vehicle floorplan payable-non-trade	7.1	15.9
Other current liabilities	6.1	9.9

Total liabilities	$25.4	$71.7

     Our vehicle floorplan payable at the time of divestiture is paid off or assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable to the extent assumed by the buyer.
14. SEGMENT INFORMATION
     Prior to the third quarter of 2008, we had a single operating segment. During the third quarter of 2008, in response to changes in the automotive retail market, including the disproportionate decline in revenue and earnings from our domestic franchises relative to our import and premium luxury franchises, we made changes to our management approach that divided our business into three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. This realignment had no effect on our previously reported consolidated results of operations, financial position or cash flows. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation.
     Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
     “Corporate and other” is comprised of our other businesses, including collision centers, E-commerce activities, and auction operations, each of which generates revenues, as well as unallocated corporate overhead expenses.
     The operating segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. We have determined that our three operating segments also represent our reportable segments.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Reportable segment revenues, income (loss), floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Domestic	$1,199.9	$1,723.1	$3,985.1	$5,076.6
Import	1,412.5	1,703.4	4,471.3	4,911.6
Premium Luxury	904.1	1,060.5	2,863.7	3,159.4
Corporate and other	26.9	26.3	87.5	79.8

Total revenues	$3,543.4	$4,513.3	$11,407.6	$13,227.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Segment income (loss)*:
Domestic	$23.1	$54.2	$92.8	$167.9
Import	52.7	68.9	167.6	198.3
Premium Luxury	43.3	55.7	145.6	167.7
Corporate and other	(1,776.6)	(26.4)	(1,831.6)	(77.2)

Total segment income	(1,657.5)	152.4	(1,425.6)	456.7

Other interest expense	(20.9)	(29.6)	(69.3)	(82.4)
Gain on senior note repurchases	12.1	—	12.1	—
Interest income	0.7	0.8	1.5	2.6
Other gains (losses), net	(2.3)	(0.9)	(2.9)	0.1

Income from continuing operations before income taxes	$(1,667.9)	$122.7	$(1,484.2)	$377.0

*	Segment income (loss) is defined as operating income net of floorplan interest expense. Floorplan interest expense by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Floorplan interest expense:
Domestic	$(8.8)	$(17.4)	$(31.1)	$(48.5)
Import	(6.6)	(11.5)	(24.0)	(35.4)
Premium Luxury	(4.7)	(6.2)	(15.0)	(19.4)
Corporate and other	0.3	2.2	3.9	6.9

Total floorplan interest expense	$(19.8)	$(32.9)	$(66.2)	$(96.4)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Depreciation and amortization:
Domestic	$6.6	$7.0	$20.2	$21.1
Import	5.3	5.4	15.9	15.7
Premium Luxury	4.2	3.8	12.3	10.7
Corporate and other	6.6	5.8	20.0	16.5

Total depreciation and amortization	$22.7	$22.0	$68.4	$64.0

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	September 30,	December 31,
	2008	2007
Assets:
Domestic	$1,740.7	$2,065.1
Import	1,390.6	1,554.7
Premium Luxury	974.0	1,000.2
Corporate and other:
Goodwill	1,147.8	2,736.3
Franchise rights	173.6	313.0
Other Corporate and other assets	811.5	810.3

Total assets	$6,238.2	$8,479.6

     As discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements, we recorded estimated non-cash goodwill impairment charges of $1.61 billion ($1.37 billion, net of tax) and non-cash impairment charges of $141.4 million ($87.7 million after-tax) related to our franchise rights intangible assets during the three months ended September 30, 2008. During the six months ended June 30, 2008, we recorded $5.1 million ($3.0 million after-tax) of non-cash impairment charges related to franchise rights intangible assets. During the nine months ended September 30, 2007, we recorded $1.0 million ($0.6 million after-tax) of non-cash impairment charges related to franchise rights intangible assets. These non-cash impairment charges are recorded in Corporate and other.
     As discussed in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements, we recorded a gain of $12.1 million in connection with repurchases of debt, net of the write-off of related unamortized debt issuance costs. This gain is was recorded in Corporate and other.

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
Overview
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2008, we owned and operated 311 new vehicle franchises from 238 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 39 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold during the nine months ended September 30, 2008, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Daimler, Chrysler, and BMW.
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
     For the nine months ended September 30, 2008, new vehicle sales accounted for approximately 56% of our total revenue, but approximately 22% of our total gross margin. Our parts and service and finance and insurance operations, while comprising approximately 20% of total revenue for the nine months ended September 30, 2008, contributed approximately 64% of our gross margin for the same period.
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
     During the three months ended September 30, 2008, we had a net loss from continuing operations of $1.40 billion and diluted loss per share of $7.95, as compared to net income from continuing operations of $76.6 million and diluted earnings per share of $0.39, during the same period in 2007. During the nine months ended September 30, 2008, we had a net loss from continuing operations of $1.30 billion and diluted loss per share of $7.27, as compared to net income from continuing operations of $237.9 million and diluted earnings per share of $1.16 during the same period in 2007.

     Results for the three months ended September 30, 2008, were impacted by a non-cash goodwill impairment charge of $1.61 billion ($1.37 billion after-tax), non-cash franchise impairments of $141.4 million ($87.7 million after-tax), and a gain on senior note repurchases of $12.1 million ($7.4 million after-tax). Results for the three months ended September 30, 2007, included favorable tax adjustments of $3.4 million.
     Results for the nine months ended September 30, 2008, were impacted by the non-cash goodwill impairment charge of $1.61 billion ($1.37 billion after-tax), non-cash franchise impairments of $146.5 million ($90.8 million after-tax), the gain on senior note repurchases of $12.1 million ($7.3 million after-tax), as well as a non-cash stock compensation expense adjustment of $5.3 million ($3.2 million after-tax). See further discussion of these adjustments in Note 4, Goodwill and Intangible Assets, Note 5, Notes Payable and Long-Term Debt, and Note 9, Stock-Based Compensation of the Notes to Unaudited Condensed Consolidated Financial Statements. Results for the nine months ended September 30, 2007, included favorable tax adjustments of $12.0 million.
Operating Segments
     Prior to the third quarter of 2008, we had a single operating segment. During the third quarter of 2008, in response to changes in the automotive retail market, including the disproportionate decline in revenue and earnings from our domestic franchises compared to our import and premium luxury franchises, we made changes to our management approach that divided our business into three operating segments: (1) Domestic, (2) Import, and (3) Premium Luxury. This realignment had no effect on our previously reported consolidated results of operations, financial position or cash flows. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation.
     Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products. For additional information regarding our operating segments, see “Segment Results” below and Note 14, Segment Information, of the Notes to Unaudited Condensed Consolidated Financial Statements.
Market Challenges
     Our results of operations for the third quarter of 2008 were adversely impacted by the unfavorable economic conditions in the United States, including the continued turbulence in the credit and housing markets and the high cost of fuel. Tight credit conditions, particularly in the sub-prime market, limited the ability of some of our customers to purchase vehicles, as well as finance and insurance products.  In the third quarter of 2008, Domestic revenue declined 30%, Import revenue declined 17%, and Premium Luxury revenue declined 15%, in each case compared to the third quarter of 2007.  For the three months ended September 30, 2008, Domestic revenue represented 34% of our total revenue, compared to 38% in the third quarter of 2007.  We expect that in the foreseeable future this percentage will continue to decline and that Import revenue and Premium Luxury revenue will represent a higher percentage of our total revenue.
      In July 2008, as part of our continuing response to the ongoing market challenges, we announced a cost reduction plan with a targeted annualized run rate savings of approximately $100 million.  We have made substantial progress in achieving our targeted annualized savings.
     We now anticipate that full-year industry new vehicle sales will decline from the low-16 million unit level in 2007 to the low-13 million unit level for 2008. We expect that the automotive retail market will remain challenging and that adverse market conditions will continue into 2009.

Inventory Management
     Our new and used vehicle inventories are stated at the lower of cost or market in our consolidated balance sheets.
     We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We reduced our new vehicle inventory to 51,607 units at September 30, 2008, from 56,949 units at September 30, 2007. Although we focus on managing our inventory levels in accordance with consumer demand, we believe we must maintain a minimum level of inventory at our lower volume stores that is representative of the full line of vehicles offered by manufacturers. This may result in a higher days supply of inventory than would otherwise result if we were in a better economic environment. However, given our inventory management practices (such as managing our inventory purchases based on our sales forecasts and sharing inventory among our stores within a local market), we do not believe the current business climate is likely to result in material impairment charges related to new vehicle inventory. We continue to monitor our new vehicle inventory levels closely based on current economic conditions and will adjust them as appropriate.
     In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $2.2 million at September 30, 2008, and $2.0 million at December 31, 2007.
     Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.5 million at September 30, 2008, and $5.8 million at December 31, 2007.
Critical Accounting Policies and Estimates
     We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated Financial Statements. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
     Goodwill and franchise rights assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. As discussed in Note 4, Goodwill and Intangible Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements, during the third quarter of 2008, we recorded $1.61 billion ($1.37 billion after-tax) of estimated non-cash goodwill impairment charges and $141.4 million ($87.7 million after-tax) of non-cash impairment charges related to franchise rights intangible assets. The aggregate non-cash goodwill impairment charge is an estimate because we have not finalized the valuation of certain assets and liabilities. We expect to finalize this non-cash goodwill impairment amount during the fourth quarter of 2008, and any adjustment will be reflected in our results for the fourth quarter of 2008. Despite these impairment charges, as of September 30, 2008, we were in compliance with the requirements of all applicable financial and operating covenants under our debt agreements, as further discussed below in “Restrictions and Covenants.”
     As a result of the change in our operating segment structure noted above, we were required to reassess the reporting units to which goodwill is assigned for goodwill impairment testing purposes. This reassessment resulted in a conclusion that the Company’s reporting units were comprised of its three operating segments: Domestic, Import, and Premium Luxury.
     We are required to complete interim tests for impairment of goodwill and other intangible assets when events occur or circumstances change between annual tests that indicate that the assets might be impaired. We continue to face a challenging automotive retail environment and an uncertain economic environment in general. As a result of these conditions, there can be no assurance that an additional material impairment charge will not occur in a future period. We will continue to monitor events in future periods to determine if additional asset impairment testing should be performed. If we are required to apply the second step of the goodwill impairment test to the goodwill in any of our three reporting units in future periods, we believe that we could incur another significant non-cash impairment charge related to goodwill, which could have a material adverse impact on our consolidated financial statements and on our ability to satisfy the financial ratios or other covenants under our debt and other agreements.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions, except per			Favorable /	%			Favorable /	%
vehicle data)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Revenue:
New vehicle	$1,974.6	$2,634.4	$(659.8)	(25.0)	$6,335.4	$7,615.0	$(1,279.6)	(16.8)
Used vehicle	822.0	1,068.3	(246.3)	(23.1)	2,728.0	3,197.2	(469.2)	(14.7)
Parts and service	612.1	642.7	(30.6)	(4.8)	1,895.6	1,919.0	(23.4)	(1.2)
Finance and insurance, net	119.3	150.9	(31.6)	(20.9)	398.8	445.2	(46.4)	(10.4)
Other	15.4	17.0	(1.6)		49.8	51.0	(1.2)

Total revenue	$3,543.4	$4,513.3	$(969.9)	(21.5)	$11,407.6	$13,227.4	$(1,819.8)	(13.8)

Gross profit:
New vehicle	$130.1	$186.1	$(56.0)	(30.1)	$418.9	$539.9	$(121.0)	(22.4)
Used vehicle	68.0	87.0	(19.0)	(21.8)	231.1	280.5	(49.4)	(17.6)
Parts and service	265.8	281.1	(15.3)	(5.4)	824.2	839.9	(15.7)	(1.9)
Finance and insurance	119.3	150.9	(31.6)	(20.9)	398.8	445.2	(46.4)	(10.4)
Other	8.7	9.0	(0.3)		27.7	29.8	(2.1)

Total gross profit	591.9	714.1	(122.2)	(17.1)	1,900.7	2,135.3	(234.6)	(11.0)
Selling, general and administrative expenses	452.7	506.7	54.0	10.7	1,432.0	1,516.6	84.6	5.6
Depreciation and amortization	22.7	22.0	(0.7)		68.4	64.0	(4.4)
Goodwill impairment	1,610.0	—	(1,610.0)		1,610.0	—	(1,610.0)
Franchise rights impairment	141.4	—	(141.4)		146.5	1.0	(145.5)
Other expenses, net	2.8	0.1	(2.7)		3.2	0.6	(2.6)

Operating income (loss)	(1,637.7)	185.3	(1,823.0)		(1,359.4)	553.1	(1,912.5)

Floorplan interest expense	(19.8)	(32.9)	13.1		(66.2)	(96.4)	30.2
Other interest expense	(20.9)	(29.6)	8.7		(69.3)	(82.4)	13.1
Gain on senior note repurchases	12.1	—	12.1		12.1	—	12.1
Interest income	0.7	0.8	(0.1)		1.5	2.6	(1.1)
Other gains (losses), net	(2.3)	(0.9)	(1.4)		(2.9)	0.1	(3.0)

Income (loss) from continuing operations before income taxes	$(1,667.9)	$122.7	$(1,790.6)		$(1,484.2)	$377.0	$(1,861.2)

Retail vehicle unit sales:
New vehicle	65,698	86,191	(20,493)	(23.8)	210,606	247,524	(36,918)	(14.9)
Used vehicle	45,629	52,103	(6,474)	(12.4)	145,435	155,742	(10,307)	(6.6)

	111,327	138,294	(26,967)	(19.5)	356,041	403,266	(47,225)	(11.7)

Revenue per vehicle retailed:
New vehicle	$30,056	$30,565	$(509)	(1.7)	$30,082	$30,765	$(683)	(2.2)
Used vehicle	$15,234	$16,262	$(1,028)	(6.3)	$15,716	$16,388	$(672)	(4.1)

Gross profit per vehicle retailed:
New vehicle	$1,980	$2,159	$(179)	(8.3)	$1,989	$2,181	$(192)	(8.8)
Used vehicle	$1,549	$1,685	$(136)	(8.1)	$1,617	$1,783	$(166)	(9.3)
Finance and insurance	$1,072	$1,091	$(19)	(1.7)	$1,120	$1,104	$16	1.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008 (%)	2007 (%)	2008 (%)	2007 (%)
Revenue mix percentages:
New vehicle	55.7	58.4	55.5	57.6
Used vehicle	23.2	23.7	23.9	24.2
Parts and service	17.3	14.2	16.6	14.5
Finance and insurance, net	3.4	3.3	3.5	3.4
Other	0.4	0.4	0.5	0.3

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	22.0	26.1	22.0	25.3
Used vehicle	11.5	12.2	12.2	13.1
Parts and service	44.9	39.4	43.4	39.3
Finance and insurance	20.2	21.1	21.0	20.8
Other	1.4	1.2	1.4	1.5

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	7.1	6.6	7.1
Used vehicle — retail	10.2	10.4	10.3	10.9
Parts and service	43.4	43.7	43.5	43.8
Total	16.7	15.8	16.7	16.1
Selling, general and administrative expenses	12.8	11.2	12.6	11.5
Operating income (loss)	NM	4.1	NM	4.2
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	76.5	71.0	75.3	71.0
Operating income (loss)	NM	25.9	NM	25.9

NM = Not Meaningful

	September 30,	September 30,
	2008	2007
Days supply:
New vehicle (industry standard of selling days, including fleet)	62 days	48 days
Used vehicle (trailing 30 days)	41 days	43 days
     The following table details net new vehicle inventory carrying cost, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2008	2007	Variance	2008	2007	Variance
Floorplan assistance	$17.9	$27.3	$(9.4)	$58.2	$75.2	$(17.0)
Floorplan interest expense (new vehicles)	(18.4)	(32.8)	14.4	(63.9)	(96.2)	32.3

Net new vehicle inventory carrying cost	$(0.5)	$(5.5)	$5.0	$(5.7)	$(21.0)	$15.3

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions, except per			Favorable /	%			Favorable /	%
vehicle data)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Revenue:
New vehicle	$1,966.0	$2,634.4	$(668.4)	(25.4)	$6,306.5	$7,615.0	$(1,308.5)	(17.2)
Used vehicle	815.3	1,067.7	(252.4)	(23.6)	2,707.4	3,195.6	(488.2)	(15.3)
Parts and service	609.5	642.7	(33.2)	(5.2)	1,884.8	1,919.0	(34.2)	(1.8)
Finance and insurance, net	118.7	150.9	(32.2)	(21.3)	397.1	445.2	(48.1)	(10.8)
Other	4.6	5.6	(1.0)		16.2	18.9	(2.7)

Total revenue	$3,514.1	$4,501.3	$(987.2)	(21.9)	$11,312.0	$13,193.7	$(1,881.7)	(14.3)

Gross profit:
New vehicle	$129.3	$186.1	$(56.8)	(30.5)	$416.3	$539.9	$(123.6)	(22.9)
Used vehicle	67.1	86.4	(19.3)	(22.3)	228.1	278.9	(50.8)	(18.2)
Parts and service	264.0	280.3	(16.3)	(5.8)	817.6	838.2	(20.6)	(2.5)
Finance and insurance	118.7	150.9	(32.2)	(21.3)	397.1	445.2	(48.1)	(10.8)
Other	5.4	5.9	(.5)		17.4	19.3	(1.9)

Total gross profit	$584.5	$709.6	$(125.1)	(17.6)	$1,876.5	$2,121.5	$(245.0)	(11.5)

Retail vehicle unit sales:
New vehicle	65,458	86,191	(20,733)	(24.1)	209,822	247,524	(37,702)	(15.2)
Used vehicle	45,382	52,103	(6,721)	(12.9)	144,690	155,742	(11,052)	(7.1)

	110,840	138,294	(27,454)	(19.9)	354,512	403,266	(48,754)	(12.1)

Revenue per vehicle retailed:
New vehicle	$30,035	$30,565	$(530)	(1.7)	$30,056	$30,765	$(709)	(2.3)
Used vehicle	$15,211	$16,262	$(1,051)	(6.5)	$15,694	$16,388	$(694)	(4.2)
Gross profit per vehicle retailed:
New vehicle	$1,975	$2,159	$(184)	(8.5)	$1,984	$2,181	$(197)	(9.0)
Used vehicle	$1,549	$1,685	$(136)	(8.1)	$1,614	$1,783	$(169)	(9.5)
Finance and insurance	$1,071	$1,091	$(20)	(1.8)	$1,120	$1,104	$16	1.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008 (%)	2007 (%)	2008 (%)	2007 (%)
Revenue mix percentages:
New vehicle	55.9	58.5	55.8	57.7
Used vehicle	23.2	23.7	23.9	24.2
Parts and service	17.3	14.3	16.7	14.5
Finance and insurance, net	3.4	3.4	3.5	3.4
Other	0.2	0.1	0.1	0.2

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	22.1	26.2	22.2	25.4
Used vehicle	11.5	12.2	12.2	13.1
Parts and service	45.2	39.5	43.6	39.5
Finance and insurance	20.3	21.3	21.2	21.0
Other	0.9	0.8	0.8	1.0

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	7.1	6.6	7.1
Used vehicle — retail	10.2	10.4	10.3	10.9
Parts and service	43.3	43.6	43.4	43.7
Total	16.6	15.8	16.6	16.1

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions, except per			Favorable /	%			Favorable /	%
vehicle data)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Reported:
Revenue	$1,974.6	$2,634.4	$(659.8)	(25.0)	$6,335.4	$7,615.0	$(1,279.6)	(16.8)
Gross profit	$130.1	$186.1	$(56.0)	(30.1)	$418.9	$539.9	$(121.0)	(22.4)
Retail vehicle unit sales	65,698	86,191	(20,493)	(23.8)	210,606	247,524	(36,918)	(14.9)
Revenue per vehicle retailed	$30,056	$30,565	$(509)	(1.7)	$30,082	$30,765	$(683)	(2.2)
Gross profit per vehicle retailed	$1,980	$2,159	$(179)	(8.3)	$1,989	$2,181	$(192)	(8.8)
Gross profit as a percentage of revenue	6.6%	7.1%			6.6%	7.1%
Days supply (industry standard of selling days, including fleet)	62 days	48 days

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			Favorable /	%			Favorable /	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Same Store:
Revenue	$1,966.0	$2,634.4	$(668.4)	(25.4)	$6,306.5	$7,615.0	$(1,308.5)	(17.2)
Gross profit	$129.3	$186.1	$(56.8)	(30.5)	$416.3	$539.9	$(123.6)	(22.9)
Retail vehicle unit sales	65,458	86,191	(20,733)	(24.1)	209,822	247,524	(37,702)	(15.2)
Revenue per vehicle retailed	$30,035	$30,565	$(530)	(1.7)	$30,056	$30,765	$(709)	(2.3)
Gross profit per vehicle retailed	$1,975	$2,159	$(184)	(8.5)	$1,984	$2,181	$(197)	(9.0)
Gross profit as a percentage of revenue	6.6%	7.1%			6.6%	7.1%
     Same store new vehicle revenue decreased $668.4 million or 25.4% for the three months ended September 30, 2008, and $1.3 billion or 17.2% for the nine months ended September 30, 2008, as compared to the same periods in 2007, primarily as a result of the challenging automotive retail environment, which resulted in decreased same store unit volume. Same store revenue per new vehicle retailed decreased 1.7% during the three months ended September 30, 2008, and 2.3% during the nine months ended September 30, 2008, as compared to the same periods in 2007. Results were adversely impacted by reduced credit availability offered to consumers, particularly in the third quarter of 2008, and by the discontinuation or limitation of certain manufacturer leasing programs. Additionally, high fuel prices have caused a shift in consumer demand toward more fuel-efficient vehicles. The average revenue per vehicle retailed has declined due to the relatively lower selling prices of these vehicles. We expect that the automotive retail market will remain challenging and that adverse market conditions will continue into 2009.
     Same store gross profit per new vehicle retailed decreased 8.5% during the three months ended September 30, 2008, and 9.0% during the nine months ended September 30, 2008, as compared to the same periods in 2007, due to more stringent credit conditions in the automotive retail credit market, increased pricing pressure as a result of a competitive retail environment, and increasing margin pressure on less fuel-efficient trucks and sport utility vehicles due to high fuel costs.
     Our new vehicle inventories were $1.6 billion or 62 days supply at September 30, 2008, as compared to new vehicle inventories of $1.8 billion or 52 days supply at December 31, 2007, and $1.7 billion or 48 days at September 30, 2007. The increase in our new vehicle inventory days supply is primarily due to lower sales during the three months ended September 30, 2008.

     The following table details net new vehicle inventory carrying cost, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance
($ in millions)
Floorplan assistance	$17.9	$27.3	$(9.4)	$58.2	$75.2	$(17.0)
Floorplan interest expense (new vehicles)	(18.4)	(32.8)	14.4	(63.9)	(96.2)	32.3

Net new vehicle inventory carrying cost	$(0.5)	$(5.5)	$5.0	$(5.7)	$(21.0)	$15.3

     The net new vehicle inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) decreased $5.0 million for the three months ended September 30, 2008, and $15.3 million for the nine months ended September 30, 2008, as compared to the same periods in 2007, primarily as a result of a decrease in new vehicle floorplan interest expense due to lower floorplan interest rates, partially offset by a decrease in floorplan assistance due to lower new vehicle sales.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions, except per			Favorable /	%			Favorable /	%
vehicle data)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Reported:
Retail revenue	$695.1	$847.3	$(152.2)	(18.0)	$2,285.6	$2,552.3	$(266.7)	(10.4)
Wholesale revenue	126.9	221.0	(94.1)	(42.6)	442.4	644.9	(202.5)	(31.4)

Total revenue	$822.0	$1,068.3	$(246.3)	(23.1)	$2,728.0	$3,197.2	$(469.2)	(14.7)

Retail gross profit	$70.7	$87.8	$(17.1)	(19.5)	$235.1	$277.7	$(42.6)	(15.3)
Wholesale gross profit	(2.7)	(0.8)	(1.9)		(4.0)	2.8	(6.8)

Total gross profit	$68.0	$87.0	$(19.0)	(21.8)	$231.1	$280.5	$(49.4)	(17.6)

Retail vehicle unit sales	45,629	52,103	(6,474)	(12.4)	145,435	155,742	(10,307)	(6.6)
Revenue per vehicle retailed	$15,234	$16,262	$(1,028)	(6.3)	$15,716	$16,388	$(672)	(4.1)
Gross profit per vehicle retailed	$1,549	$1,685	$(136)	(8.1)	$1,617	$1,783	$(166)	(9.3)
Gross profit as a percentage of revenue	10.2%	10.4%			10.3%	10.9%
Days supply (trailing 30 days)	41 days	43 days

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			Favorable /	%			Favorable /	%
	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Same Store:
Retail revenue	$690.3	$847.3	$(157.0)	(18.5)	$2,270.7	$2,552.3	$(281.6)	(11.0)
Wholesale revenue	125.0	220.4	(95.4)	(43.3)	436.7	643.3	(206.6)	(32.1)

Total revenue	$815.3	$1,067.7	$(252.4)	(23.6)	$2,707.4	$3,195.6	$(488.2)	(15.3)

Retail gross profit	$70.3	$87.8	$(17.5)	(19.9)	$233.6	$277.7	$(44.1)	(15.9)
Wholesale gross profit	(3.2)	(1.4)	(1.8)		(5.5)	1.2	(6.7)

Total gross profit	$67.1	$86.4	$(19.3)	(22.3)	$228.1	$278.9	$(50.8)	(18.2)

Retail vehicle unit sales	45,382	52,103	(6,721)	(12.9)	144,690	155,742	(11,052)	(7.1)
Revenue per vehicle retailed	$15,211	$16,262	$(1,051)	(6.5)	$15,694	$16,388	$(694)	(4.2)
Gross profit per vehicle retailed	$1,549	$1,685	$(136)	(8.1)	$1,614	$1,783	$(169)	(9.5)
Gross profit as a percentage of revenue	10.2%	10.4%			10.3%	10.9%
     Same store retail used vehicle revenue decreased $157.0 million or 18.5% for the three months ended September 30, 2008, and $281.6 million or 11.0% for the nine months ended September 30, 2008, as compared to the same periods in 2007, primarily as a result of a reduction in revenue per vehicle retailed and a decrease in same store unit volume. The decrease in used vehicle sales volumes was driven by the challenging automotive retail environment, including the reduced credit availability offered to consumers, particularly in the third quarter of 2008. We expect that the automotive retail market will remain challenging and that adverse market conditions will continue into 2009.
     Same store gross profit per used vehicle retailed decreased 8.1% during the three months ended September 30, 2008, and 9.5% during the nine months ended September 30, 2008, as compared to the same periods in 2007, due to more stringent credit conditions in the automotive retail credit market, increased pricing pressure as a result of a competitive retail environment, and increasing margin pressure on less fuel-efficient trucks and sport utility vehicles due to high fuel costs.
     Used vehicle inventories were $242.9 million or 41 days supply at September 30, 2008, compared to $306.0 million or 44 days supply at December 31, 2007, and $331.3 million or 43 days at September 30, 2007.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions, except per			Favorable /	%			Favorable /	%
vehicle data)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Reported:
Revenue	$612.1	$642.7	$(30.6)	(4.8)	$1,895.6	$1,919.0	$(23.4)	(1.2)
Gross profit	$265.8	$281.1	$(15.3)	(5.4)	$824.2	$839.9	$(15.7)	(1.9)
Gross profit as a percentage of revenue	43.4%	43.7%			43.5%	43.8%

Same Store:
Revenue	$609.5	$642.7	$(33.2)	(5.2)	$1,884.8	$1,919.0	$(34.2)	(1.8)
Gross profit	$264.0	$280.3	$(16.3)	(5.8)	$817.6	$838.2	$(20.6)	(2.5)
Gross profit as a percentage of revenue	43.3%	43.6%			43.4%	43.7%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.
     Same store parts and service revenue decreased $33.2 million or 5.2% during the three months ended September 30, 2008, as compared to the same period in 2007, due primarily to a $10.1 million decrease in revenues associated with the preparation of vehicles for sale, an $8.0 million decrease in wholesale parts sales, a $6.6 million decrease in customer-paid revenue for parts and service, and a $5.8 million decrease in warranty revenue. During the three months ended September 30, 2008, we experienced a 9.1% decrease in parts and service revenues related to Domestic vehicles, as compared to a 2.1% decrease related to Import vehicles and a 1.9% decrease related to Premium Luxury vehicles. During the three months ended September 30, 2008, we experienced a 10.0% decrease in gross profit related to parts and service for Domestic vehicles, as compared to a 1.7% decrease related to Import vehicles, and a 1.9% decrease related to Premium Luxury vehicles.
     Same store parts and service revenue decreased $34.2 million or 1.8% during the nine months ended September 30, 2008, as compared to the same period in 2007, due primarily to a $14.7 million decrease in revenues associated with the preparation of vehicles for sale, a $13.7 million decrease in warranty revenue, and a $6.4 million decrease in wholesale parts sales. Partially offsetting these decreases were smaller increases in customer-paid revenue for parts and service and other parts and service revenues. During the nine months ended September 30, 2008, we experienced a 4.8% decrease in parts and service revenues related to Domestic vehicles, as compared to no change in revenues related to Import vehicles and a 1.6% increase related to Premium Luxury vehicles. During the nine months ended September 30, 2008, we experienced a 6.0% decrease in gross profit related to parts and service for Domestic vehicles, as compared to no change in gross profit related to Import vehicles, and a 0.5% increase related to Premium Luxury vehicles.
     The decrease in revenues associated with the preparation of vehicles for sale was primarily due to lower new and used vehicle unit sales volume. Wholesale parts sales decreased in the third quarter of 2008 due to the difficult market conditions. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs and lower vehicle sales volume. Customer-paid business growth was constrained by economic pressures on consumer spending. We expect that the automotive retail market will remain challenging and that adverse market conditions will continue into 2009.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
($ in millions, except per			Favorable /	%			Favorable /	%
vehicle data)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Reported:
Revenue and gross profit	$119.3	$150.9	$(31.6)	(20.9)	$398.8	$445.2	$(46.4)	(10.4)
Gross profit per vehicle retailed	$1,072	$1,091	$(19)	(1.7)	$1,120	$1,104	$16	1.4

Same Store:
Revenue and gross profit	$118.7	$150.9	$(32.2)	(21.3)	$397.1	$445.2	$(48.1)	(10.8)
Gross profit per vehicle retailed	$1,071	$1,091	$(20)	(1.8)	$1,120	$1,104	$16	1.4
     Same store finance and insurance revenue and gross profit decreased $32.2 million or 21.3% during the three months ended September 30, 2008, and $48.1 million or 10.8% during the nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to lower new and used sales volumes. We expect that the automotive retail market will remain challenging and that adverse market conditions will continue into 2009.
     Same store finance and insurance revenue and gross profit per vehicle retailed decreased 1.8% during the three months ended September 30, 2008, as compared to the same period in 2007, due primarily to the current unfavorable economic conditions in the United States, including increased tightening in the automotive retail credit market, partially offset by an increase in finance and insurance products sold per customer.
     Same store finance and insurance revenue and gross profit per vehicle retailed increased 1.4% during the nine months ended September 30, 2008, as compared to the same period in 2007. We believe these results were driven by an increase in finance and insurance products sold per customer, partially offset by the current unfavorable economic conditions described above.

Segment Results
     As discussed in Note 14, Segment Information, of the Notes to Unaudited Condensed Consolidated Financial Statements, we made changes to our management approach that divided our business into three operating segments: (1) Domestic, (2) Import, and (3) Premium Luxury. This realignment had no effect on our previously reported consolidated results of operations, financial position, or cash flows. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation.
     Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
     “Corporate and other” is comprised of our other businesses, including collision centers, E-commerce activities, and auction operations, as well as unallocated corporate overhead expenses.
     In the following table of financial data, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			Favorable /	%			Favorable /	%
($ in millions)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Revenue
Domestic	$1,199.9	$1,723.0	$(523.1)	(30.4)	$3,985.1	$5,076.6	$(1,091.5)	(21.5)
Import	1,412.5	1,703.4	(290.9)	(17.1)	4,471.3	4,911.6	(440.3)	(9.0)
Premium Luxury	904.1	1,060.5	(156.4)	(14.7)	2,863.7	3,159.4	(295.7)	(9.4)
Corporate and other	26.9	26.4	0.5	1.9	87.5	79.8	7.7	9.6

Total revenue	$3,543.4	$4,513.3	$(969.9)	(21.5)	$11,407.6	$13,227.4	$(1,819.8)	(13.8)

*Segment income (loss)
Domestic	$23.1	$54.2	$(31.1)	(57.4)	$92.8	$167.9	$(75.1)	(44.7)
Import	52.7	68.9	(16.2)	(23.5)	167.6	198.3	(30.7)	(15.5)
Premium Luxury	43.3	55.7	(12.4)	(22.3)	145.6	167.7	(22.1)	(13.2)
Corporate and other	(1,776.6)	(26.4)	(1,750.2)		(1,831.6)	(77.2)	(1,754.4)

Total segment income (loss)	$(1,657.5)	$152.4	$(1,809.9)		$(1,425.6)	$456.7	$(1,882.3)

Add: Floorplan interest expense	19.8	32.9	13.1		66.2	96.4	30.2

Operating income	$(1,637.7)	$185.3	$(1,823.0)		$(1,359.4)	$553.1	$(1,912.5)

* Segment income (loss) is defined as operating income (loss) less floorplan interest expense

Retail new vehicle unit sales:
Domestic	19,561	30,353	(10,792)	(35.6)	65,879	88,090	(22,211)	(25.2)
Import	35,820	43,908	(8,088)	(18.4)	113,035	124,464	(11,429)	(9.2)
Premium Luxury	10,317	11,930	(1,613)	(13.5)	31,692	34,970	(3,278)	(9.4)

	65,698	86,191	(20,493)	(23.8)	210,606	247,524	(36,918)	(14.9)

Domestic
     The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			Favorable /	%			Favorable /	%
($ in millions)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Revenue	$1,199.9	$1,723.1	$(523.2)	(30.4)	$3,985.1	$5,076.6	$(1,091.5)	(21.5)
Segment income	$23.1	$54.2	$(31.1)	(57.4)	$92.8	$167.9	$(75.1)	(44.7)

Retail new vehicle unit sales	19,561	30,353	(10,792)	(35.6)	65,879	88,090	(22,211)	(25.2)
     Domestic revenue decreased $523.2 million or 30.4% during the three months ended September 30, 2008, and $1.1 billion or 21.5% during the nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to lower vehicle sales. The dramatic decrease in volume was more pronounced in the Domestic segment, as compared to the Import and Premium Luxury segments. As a result, the decline in revenues in the Domestic segment was much greater than the decline in the revenues of the other segments. As compared to Import and Premium Luxury manufacturers, Domestic manufacturers have been disproportionately affected by the shift in demand away from trucks and sport-utility vehicles to fuel-efficient vehicles resulting from high fuel prices.   Additionally, a reduction in the availability of favorable customer financing from the finance captives of domestic manufacturers, including the discontinuation or limitation of certain lease programs for domestic vehicles, contributed to the decline in Domestic sales volume.
     Domestic segment income decreased $31.1 million or 57.4% during the three months ended September 30, 2008, and $75.1 million or 44.7% during the nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to decreased revenues and increased pricing pressure as a result of the competitive retail environment. Additionally, the disproportionate decline in revenues in the Domestic segment as compared to our other segments resulted in a much more significant deleveraging of the Domestic segment’s cost structure, as costs and expenses could not be reduced in proportion to the reduction in revenues.
Import
     The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			Favorable /	%			Favorable /	%
($ in millions)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Revenue	$1,412.5	$1,703.4	$(290.9)	(17.1)	$4,471.3	$4,911.6	$(440.3)	(9.0)
Segment income	$52.7	$68.9	$(16.2)	(23.5)	$167.6	$198.3	$(30.7)	(15.5)

Retail new vehicle unit sales	35,820	43,908	(8,088)	(18.4)	113,035	124,464	(11,429)	(9.2)
     Import revenue decreased $290.9 million or 17.1% during the three months ended September 30, 2008, and $440.3 million or 9.0% during the nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to lower vehicle sales. Sales volume decreases in the Import segment were partially mitigated by the shift in demand toward more fuel-efficient vehicles, from which our Import stores derive a greater proportion of their business, as compared to our Domestic and Premium Luxury stores. Import segment income decreased $16.2 million or 23.5% during the three months ended September 30, 2008, and $30.7 million or 15.5% during the nine months ended September 30, 2008, as compared to the same periods in 2007, due to decreased revenues and increased pricing pressure as a result of the competitive retail environment.

Premium Luxury
     The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
			Favorable /	%			Favorable /	%
($ in millions)	2008	2007	(Unfavorable)	Variance	2008	2007	(Unfavorable)	Variance
Revenue	$904.1	$1,060.5	$(156.4)	(14.7)	$2,863.7	$3,159.4	$(295.7)	(9.4)
Segment income	$43.3	$55.7	$(12.4)	(22.3)	$145.6	$167.7	$(22.1)	(13.2)

Retail new vehicle unit sales	10,317	11,930	(1,613)	(13.5)	31,692	34,970	(3,278)	(9.4)
     Premium Luxury revenue decreased $156.4 million or 14.7% during the three months ended September 30, 2008, and $295.7 million or 9.4% during the nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to lower vehicle sales. The results for our Premium Luxury segment were adversely affected by the difficult economic conditions. Premium Luxury segment income decreased $12.4 million or 22.3% during the three months ended September 30, 2008, and $22.1 million or 13.2 % during the nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to margin compression.

Operating Expenses
     Selling, General, and Administrative Expenses
     During the three months ended September 30, 2008, selling, general, and administrative expenses decreased $54.0 million or 10.7%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 76.5% for the three months ended September 30, 2008, from 71.0% for the same period in 2007, resulting from a deleveraging of our cost structure due to the decline in vehicle sales, partially offset by our cost savings initiatives discussed in “Market Challenges” above. Decreases in selling, general, and administrative expenses during the three months ended September 30, 2008, are primarily due to a $29.9 million decrease in compensation expense, and a $12.8 million decrease in gross advertising expenditures, partially offset by a $2.2 million decrease in advertising reimbursements from manufacturers.
     During the nine months ended September 30, 2008, selling, general, and administrative expenses decreased $84.6 million or 5.6%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 75.3% for the nine months ended September 30, 2008, from 71.0% for the same period in 2007, resulting from a deleveraging of our cost structure due to the decline in vehicle sales, partially offset by our cost savings initiatives discussed in “Market Challenges” above. Decreases in selling, general, and administrative expenses during the nine months ended September 30, 2008, are primarily due to a $53.2 million decrease in compensation expense, and a $25.6 million decrease in gross advertising expenditures, partially offset by a $4.6 million decrease in advertising reimbursements from manufacturers.
     Compensation expense for the nine months ended September 30, 2008, includes a $5.3 million non-cash stock option compensation expense adjustment as discussed in Note 9, Stock-Based Compensation, of the Notes to Unaudited Condensed Consolidated Financial Statements.
Non-Operating Income (Expense)
     Floorplan Interest Expense
     Floorplan interest expense was $19.8 million for the three months ended September 30, 2008, as compared to $32.9 million for the same period in 2007, and $66.2 million for the nine months ended September 30, 2008, as compared to $96.4 million for the same period in 2007. The decreases in floorplan interest expense of $13.1 million for the three months ended September 30, 2008, and $30.2 million for the nine months ended September 30, 2008, are primarily the result of lower short-term LIBOR interest rates, partially offset by the additional floorplan interest expense incurred in connection with the floorplan credit agreements we entered into during the second quarter of 2008 to finance a portion of our used vehicle inventory.
     Other Interest Expense
     Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility, and outstanding senior unsecured notes. Other interest expense was $20.9 million for the three months ended September 30, 2008, and $29.6 million for the same period in 2007. The decrease in other interest expense of $8.7 million during the three months ended September 30, 2008, as compared to 2007, is primarily due to a $5.7 million decrease in interest expense resulting from lower interest rates on our term loan facility and floating rate senior unsecured notes, and a $3.1 million decrease in interest expense resulting from lower levels of debt outstanding during the period associated with our revolving credit facility and all of our senior unsecured notes. Additionally, other interest expense decreased due to the $1.6 million of expenses we incurred during the three and nine months ended September 30, 2007, in connection with the July 2007 modifications to our term loan and revolving credit facility. These decreases were partially offset by a $2.2 million increase in interest expense related to higher levels of debt outstanding during the period associated with our mortgage facility and other indebtedness.
     Other interest expense was $69.3 million for the nine months ended September 30, 2008, and $82.4 million for the same period in 2007. The decrease in other interest expense of $13.1 million during the nine months ended September 30, 2008, as compared to 2007, is due to a $15.7 million decrease in interest expense resulting from lower interest rates on our term loan facility and floating rate senior unsecured notes, and a $2.2 million decrease in interest expense resulting from lower levels of debt outstanding during the period associated with our revolving credit facility and all of our senior unsecured notes. The decrease in other interest expense during the nine months ended September 30, 2008, is also due to the expenses of $1.6 million that were incurred in the prior year period for the July 2007 modifications to our term loan and revolving credit facility, as discussed above. These decreases were partially offset by a $6.7 million increase in interest expense related to higher levels of debt outstanding during the period associated with our mortgage facility and other indebtedness.

     Provision for (Benefit from) Income Taxes
     Our effective income tax rate was 15.8% for the three months ended September 30, 2008, and 37.6% for the three months ended September 30, 2007. Our effective income tax rate was 12.7% for the nine months ended September 30, 2008, and 36.9% for the nine months ended September 30, 2007. The tax rates for the three and nine months ended September 30, 2008, reflect the fact that a significant portion of the impairment charges taken in the third quarter of 2008 was not deductible for income tax purposes. We recognized a $12.0 million benefit (net of tax effect) during the nine months ended September 30, 2007, related to the resolution of certain tax matters, changes in certain state tax laws, and other adjustments. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. We expect our underlying tax rate to be approximately 40% on an ongoing basis, excluding the impact of any tax adjustments in the future.
     Subsequent to September 30, 2008, our unrecognized tax benefits were reduced by approximately $35 million (net of tax effect) as a result of the expiration of a statute of limitations in October 2008. This favorable non-cash tax adjustment will be recorded in our fourth quarter 2008 results.
Discontinued Operations
     Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We had a loss from discontinued operations totaling $7.8 million during the three months ended September 30, 2008, and $4.5 million during the three months ended September 30, 2007, net of income taxes. We had a loss from discontinued operations totaling $14.1 million during the nine months ended September 30, 2008, and $10.9 million during the nine months ended September 30, 2007, net of income taxes. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008 and 2007, have been adjusted to classify the results of these stores as discontinued operations.
Liquidity and Capital Resources
     We believe that our cash and cash equivalents, funds generated through future operations, and availability of borrowings under our secured floorplan facilities and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. For information regarding compliance with our covenants, refer to the discussion under the heading “Restrictions and Covenants” below.
     At September 30, 2008, we had $60.8 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2008, surety bonds, letters of credit, and cash deposits totaled $115.2 million, including $78.8 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
     See the table at the beginning of Note 5, Notes Payable and Long-Term Debt, of the Notes to Unaudited Condensed Consolidated Financial Statements for the amounts of our notes payable and long-term debt as of September 30, 2008, and December 31, 2007.
     Senior Unsecured Notes and Credit Agreement
     We have $244.6 million of floating rate senior unsecured notes due April 15, 2013, and $267.3 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 103% of principal, on or after April 15, 2009, at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us on or after April 15, 2009, at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.

     During the third quarter of 2008, we repurchased $55.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $46.7 million. We also repurchased $32.7 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $29.7 million.
     We recorded a gain of $12.1 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. This gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements.
     We also committed to repurchase an additional $25.8 million aggregate principal amount of our 7% senior unsecured notes for an aggregate total consideration of $23.5 million for which settlement occurred subsequent to September 30, 2008. We have reclassified these amounts from long-term to current debt as of September 30, 2008. We will record a gain in the fourth quarter of 2008 of $2.9 million on the repurchase of these notes, net of the write-off of related unamortized debt issuance costs.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $78.8 million at September 30, 2008. As of September 30, 2008, we had no borrowings outstanding under the revolving credit facility, leaving $621.2 million of borrowing capacity. As of September 30, 2008, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $197 million.
     The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, credit watch with negative implications) and Moody’s (Ba2, with stable outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard & Poor’s or Moody’s would result in a 25 basis point increase in the credit spread under our term loan facility, a 20 basis point increase in the credit spread under our revolving credit facility, and a 5 basis point increase in the facility fee applicable to our revolving credit facility. Credit ratings could be lowered if new vehicle demand worsens significantly, threatening our earnings and cash flow, or if we increase our financial leverage through acquisitions or share repurchases. The outlook could be revised back to stable if market demand returns in the near term or if we demonstrate our ability to maintain reasonable profitability, cash flow, and leverage measures despite the ongoing revenue pressures.
     We may from time to time repurchase additional senior unsecured notes in open market purchases or privately negotiated transactions.  Additionally, we may in the future prepay our term loan facility or other debt. The decision to repurchase senior unsecured notes or to prepay our term loan facility or other debt will be based on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.
     Other Debt
     On August 1, 2008, we repaid $14.1 million of 9% senior unsecured notes that matured on that date.
     At September 30, 2008, we had $234.9 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. Prior to this refinancing, the facility utilized short-term LIBOR-based interest rates, which averaged 6.7% for the three months ended September 30, 2007.
     Vehicle floorplan payable-trade totaled $1.5 billion at September 30, 2008, and $1.7 billion at December 31, 2007. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $417.7 million at September 30, 2008, and $448.0 million at December 31, 2007, and represents amounts payable borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities are at one-month LIBOR-based rates of interest.

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
     Share Repurchases and Dividends
     During the three months ended September 30, 2008, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2008, we repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37). As of September 30, 2008, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors.
     Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes. As of October 1, 2008, approximately $61 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations.
     The decision to repurchase shares in the future will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with the maximum consolidated leverage ratio discussed below under “Restrictions and Covenants”), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt.
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

     During the third quarter of 2008, we recorded impairment charges of $1.75 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. See Note 4, Goodwill and Intangible Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements. Despite these impairment charges, as of September 30, 2008, we were in compliance with the requirements of all applicable financial and operating covenants under our debt agreements. As of September 30, 2008, under our amended credit agreement, our consolidated leverage ratio was approximately 2.65 to 1, as defined in our credit agreement. Our capitalization ratio was adversely impacted by the impairment charges, and as of September 30, 2008, this ratio was approximately 61.5%, as defined in our credit agreement. Both the consolidated leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional floorplan indebtedness. Our liquidity and capital resource strategies are focused on managing capital to maintain compliance with these financial ratios. To the extent that in the future we believe that we will be unable to comply with the covenants contained in our amended credit agreement, we will seek an amendment or waiver of our amended credit agreement, which could increase the cost of our debt.
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
     Cash Flows
     Cash and cash equivalents increased by $27.8 million during the nine months ended September 30, 2008, and decreased by $23.0 million during the nine months ended September 30, 2007. The major components of these changes are discussed below.
     Cash Flows — Operating Activities
     Net cash provided by operating activities was $567.4 million during the nine months ended September 30, 2008, and $120.0 million during the same period in 2007.
     Net cash provided by operating activities during the nine months ended September 30, 2007, was affected by a change in the classification of borrowings from a floorplan lender, in connection with the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”) by General Motors (“GM”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. As a result of this sale, which occurred on November 30, 2006, we have classified new borrowings from GMAC subsequent to this transaction as vehicle floorplan non-trade, with related changes reflected as financing cash flows. Accordingly, net floorplan borrowings from GMAC subsequent to this transaction are reflected as cash provided by financing activities, while repayments in 2007 of amounts due to GMAC prior to this transaction (totaling $303.2 million during the nine months ended September 30, 2007) continue to be reflected as cash used by operating activities. During the nine months ended September 30, 2008, all borrowings and repayments related to GMAC were reflected as financing activities, since the repayment of amounts due to GMAC prior to this transaction were completed during 2007. In addition to the effect of this reclassification, net cash provided by operating activities during the nine months ended September 30, 2008, compared to the same period in 2007, was impacted by an increase in cash provided by changes in working capital.
     Cash Flows — Investing Activities
     Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments, and other transactions as further described below.
     Capital expenditures, including property operating lease buy-outs, were $97.2 million during the nine months ended September 30, 2008, and $128.6 million during the nine months ended September 30, 2007. We project that 2008 full year capital expenditures will be approximately $125 million. Excluding acquisition-related spending, land purchased for future sites, and lease buy-outs, and net of related asset sales, we expect full year 2008 capital expenditures will be approximately $70 million.
     Total cash used in business acquisitions, net of cash acquired, was $29.4 million for the nine months ended September 30, 2008, and $4.2 million during the same period in 2007, when we acquired one automotive retail franchise and related assets in each period.

     Cash Flows — Financing Activities
     Net cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade.
     We repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37) during the nine months ended September 30, 2008. We repurchased 29.3 million shares of our common stock for an aggregate purchase price of $580.8 million (average purchase price per share of $19.86) during the nine months ended September 30, 2007.
     During the nine months ended September 30, 2008, we repurchased $55.4 million aggregate principal amount of our floating rate senior unsecured notes for an aggregate total consideration of $46.7 million (including $0.3 million of accrued interest) and $32.7 million aggregate principal amount of our 7% senior unsecured notes for an aggregate total consideration of $29.7 million (including $1.0 million of accrued interest).
     We repaid $14.1 million of our 9% senior unsecured notes that matured on August 1, 2008.
     Proceeds from the exercise of stock options were $1.0 million (average exercise price per share of $10.71) during the nine months ended September 30, 2008, and $91.9 million (average exercise price per share of $14.30) during the nine months ended September 30, 2007.
     During the nine months ended September 30, 2008, we borrowed $531.0 million and repaid $791.0 million outstanding under our revolving credit facility, for net repayments of $260.0 million. During the nine months ended September 30, 2007, we borrowed $995.0 million and repaid $829.0 million outstanding under our revolving credit facility, for net borrowings of $166.0 million.
     We repaid $4.8 million of amounts outstanding under our mortgage facilities during the nine months ended September 30, 2008, and $3.3 million during the same period in 2007.
     Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net payments of $33.7 million for the nine months ended September 30, 2008, and net proceeds of $235.2 million for the same period in 2007. As discussed above, the repayment of $303.2 million of amounts due to GMAC prior to the sale by GM of a majority interest in GMAC were reflected as cash used by operating activities during the nine months ended September 30, 2007, while all repayments to GMAC were reflected as cash used by financing activities during the nine months ended September 30, 2008. Proceeds received under the floorplan credit arrangements we entered into during the second quarter of 2008 to finance a portion of our used vehicle inventory were reflected as cash provided by financing activities during the nine months ended September 30, 2008.
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
New Accounting Pronouncements
     See Note 1, Interim Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Forward-Looking Statements
     Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
•	Our results of operations and financial condition have been and could continue to be adversely affected by the conditions in the credit markets and the declining economic conditions in the United States.

•	The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

•	Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.

•	Natural disasters and adverse weather events can disrupt our business.

•	We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws and regulations. If we are found to be in violation of, or subject to liabilities under, any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

•	Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

•	Our ability to grow our business may be limited by our ability to acquire automotive stores on favorable terms or at all.

•	We are subject to interest rate risk in connection with our floorplan notes payable, revolving credit facility, term loan facility, and floating rate senior unsecured notes that could have a material adverse effect on our profitability.

•	Our revolving credit facility, term loan facility, mortgage facility, and the indenture relating to our senior unsecured notes contain certain restrictions on our ability to conduct our business.

•	Our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations. We may still be able to incur more debt, intensifying these risks.

•	Our largest stockholder, as a result of its voting ownership, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.
     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and to our subsequent filings with the SEC for additional discussion of the foregoing risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At September 30, 2008, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $569.1 million and had a fair value of $533.9 million. At December 31, 2007, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $595.2 million and had a fair value of $578.9 million.
Interest Rate Risk
     We had $1.9 billion of variable rate vehicle floorplan payable at September 30, 2008, and $2.1 billion at December 31, 2007. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $19.0 million at September 30, 2008, and $21.3 million at December 31, 2007, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
     We had $0.8 billion of other variable rate debt outstanding at September 30, 2008, and $1.2 billion at December 31, 2007. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $8.4 million at September 30, 2008, and $11.8 million at December 31, 2007.
     Reference is made to our quantitative and qualitative disclosures about market risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations, and certain accounts receivable). We have substantially implemented the core phase in 220 of our 238 stores as of September 30, 2008.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risks described in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”). The risks described below supplement the risks described in our Form 10-K.
Our results of operations and financial condition have been and could continue to be adversely affected by the conditions in the credit markets and the declining economic conditions in the United States.
     The recent turmoil in the credit markets has resulted in tighter credit conditions and adversely impacted our business. In the automotive finance market, the tight credit conditions have resulted in a decrease in the availability of automotive loans and leases, more stringent lending restrictions, and higher costs of credit for our customers. As a result, our new and used vehicle sales and margins have been adversely impacted. If the credit markets continue to experience turmoil and the availability of automotive loans and leases remains limited, we anticipate that our vehicle sales and margins will continue to be adversely impacted. In addition, we obtain a significant amount of financing for our customers through the captive finance companies of automotive manufacturers, including the domestic manufacturers whose finance companies have been adversely affected by the conditions in the credit markets. To the extent that these companies are no longer able to provide such financing on attractive terms, we may need to seek alternative financing sources, and our sales of domestic vehicles could be further adversely affected.
     We also rely on floorplan financing to purchase new vehicle inventory, primarily through the manufacturers’ captive finance companies. Certain of these manufacturers have altered their floorplan programs to our detriment, providing additional restrictions on lending and increasing interest rates. To the extent that the manufacturers cannot provide floorplan financing, we would need to seek floorplan financing from banks or other lenders. Any inability to obtain floorplan financing on customary terms, or the termination of our floorplan financing arrangements by our floorplan lenders, could materially adversely affect our results of operations, financial condition, and cash flows.
     Under our amended credit agreement, we are required to maintain a maximum consolidated leverage ratio and a maximum capitalization ratio (see “Liquidity and Capital Resources – Restrictions and Covenants” in Part 1, Item 2 of this Form 10-Q). The decline in our earnings has adversely impacted our consolidated leverage ratio. Recent impairment charges associated with goodwill and franchise rights have adversely impacted our capitalization ratio (see “Liquidity and Capital Resources – Restrictions and Covenants” in Part 1, Item 2 of this Form 10-Q). If our earnings continue to decline or if we are required to record additional charges in the future, we may be unable to comply with the ratios required by our amended credit agreement. In such case, we would seek an amendment or waiver of our amended credit agreement, which would likely result in increased borrowing costs and other more onerous terms given the conditions in the credit markets. There can be no assurance that our lenders would agree to an amendment or waiver of our amended credit agreement. If we were unable to obtain a waiver or amendment, our failure to satisfy these ratios would result in a default under our credit agreement and could permit acceleration of all of our indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2008.

			Total Number of
			Shares Purchased as	Approximate Dollar Value of
		Avg. Price	Part of Publicly	Shares That May Yet Be
	Total Number of	Paid Per	Announced	Purchased Under The
Period	Shares Purchased (2)	Share	Programs	Programs (in millions)(1)
July 1, 2008 to July 31, 2008	5,734	$10.17	—	$142.7

August 1, 2008 to August 31, 2008	—	$—	—	$142.7

September 1, 2008 to September 30, 2008	—	$—	—	$142.7

	5,734		—

(1)	On October 23, 2007, our Board of Directors approved a stock repurchase program (referred to as the “October 2007 Program”), which authorized AutoNation to repurchase up to $250 million in shares of our common stock. The October 2007 Program does not have an expiration date.

(2)	These shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. EXHIBITS
4.1	Supplemental Indenture, dated as of August 12, 2008, amending the Indenture, dated as of April 12, 2006, relating to the floating rate senior unsecured notes due 2013 and the senior unsecured notes due 2014, to update the list of the Company’s subsidiaries as guarantors thereunder

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date: November 6, 2008	By:	/s/ Michael J. Stephan

Michael J. Stephan
Vice President – Corporate Controller

(Duly Authorized Officer and
Principal Accounting Officer)