Form 10-K
period 2008-12-31
AUTONATION INC /FL
filed 2009-02-17
CIK 350698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-13107
AutoNation, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1105145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 S.E. 6TH STREET, FORT LAUDERDALE, FLORIDA	33301 (Zip Code)
(Address of principal executive offices)

(954) 769-6000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.0 billion based on the closing price of the common stock on the New York Stock Exchange on such date.

As of February 9, 2009, the registrant had 176,853,283 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS

General

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2008, we owned and operated 302 new vehicle franchises from 232 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe are some of the most recognizable and well-known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold in 2008, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Daimler, BMW, and Chrysler.

We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, implementing standardized processes, and increasing productivity across all of our stores.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

Operating Segments

As of December 31, 2008, we had three operating segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products. For the year ended December 31, 2008, Domestic revenue represented 35% of total revenue, Import revenue represented 39% of total revenue, and Premium Luxury represented 26% of total revenue.

Our operating segment structure as of December 31, 2008 reflected changes we made during the third quarter of 2008. Prior to the third quarter of 2008, we had a single operating segment. During the third quarter of 2008, our Chief Executive Officer made changes to his management approach that divided our business into the three operating segments described above. This change in our operating segment structure had no effect on our previously reported consolidated results of operations, financial position, or cash flows. We have reclassified historical amounts to conform to our current segment presentation. For additional information regarding the change in our operating segment structure as well as financial information for our three operating segments, please refer to Note 21 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

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

A key component of our long-term strategy is to maximize the return on investment generated by the use of cash flow that our business generates. We expect to use our cash flow to make capital investments in our current business, to complete dealership acquisitions, and to repurchase our debt and/or common stock. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our return on investment target, and limitations set forth in our debt agreements. As part of our long-term strategy, we also intend to divest non-core stores in order to improve our portfolio of stores in furtherance of our brand portfolio strategy as described in the next paragraph and to generate sales proceeds that can be reinvested at a higher expected rate of return. In 2008, in light of the economic conditions, our liquidity and capital resource strategies were focused on generating cash and paying down debt to maintain compliance with the financial covenants in our debt agreements. See “Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K. We expect that in 2009 we will continue to use a substantial portion of our cash to pay down debt.

As part of our business strategy, our acquisition and divestiture program has been and is designed to improve our store brand portfolio by focusing our store mix more towards import and premium luxury brands. In 1999, approximately 60% of our new vehicle revenue was attributable to our domestic franchises, while approximately 40% was attributable to import and premium luxury franchises. In 2008, approximately 70% of our new vehicle revenue was generated by import and premium luxury franchises and approximately 30% was generated by domestic franchises. We are focused on improving our brand portfolio by selling underperforming stores, which are primarily domestic, and we expect that in 2009 we will continue to increase our mix of import and premium luxury stores. See “Market Challenges” in Part II, Item 7 of this Form 10-K for a discussion of the difficult conditions in the automotive retail market and the related impact on domestic manufacturers.

Deliver a Positive Customer Experience

Our goal is to deliver a positive customer experience at our stores. Our efforts to improve our customers’ experience at our stores include the following practices and initiatives in key areas of our business:

•	Improving Customer Service: The success of our stores depends in significant part on our ability to deliver positive experiences to our customers. We have developed and implemented standardized, customer-friendly sales and service processes, including a customer-friendly sales menu designed to provide clear disclosure of purchase or lease transaction terms. We believe these processes improve the sales and service experiences of our customers. We emphasize the importance of customer satisfaction to our key store personnel by basing a portion of their compensation on the quality of customer service they provide in connection with vehicle sales and service.

•	Increasing Parts and Service Sales: Our goal is that our customers will use us for all of their vehicle service, maintenance, and collision needs. Our key initiatives for our parts and service business are focused on optimizing our processes, pricing, and promotion, thus improving customer retention. We have implemented across all of our stores standardized service processes and marketing communications, which are designed to ensure that we offer our existing and potential customers the complete range of vehicle maintenance and repair services. Our processes and marketing communications are focused on increasing our customer-pay service, collision, and parts business. As a result of our significant scale, we believe we can communicate frequently and effectively with our customers. We optimize our pricing to maintain a competitive offering for commonly performed vehicle services and repairs for like-brand vehicles within each of our markets.

•	Increasing Finance, Insurance, and Other Aftermarket Product Sales: We continue to improve our finance and insurance business by using our standardized processes across our store network. Our customers are presented with the “AutoNation Pledge,” which provides clear disclosure relating to the finance and insurance sales process, and with a customer-friendly finance and insurance menu, which is designed to ensure that we offer our customers the complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We believe the combination of our pledge and our menu improves our customers’ shopping experience for finance and insurance products at our stores. We offer our customers aftermarket products such as extended service contracts, maintenance programs, theft deterrent systems, and various insurance products. We continue to focus on optimizing the mix of finance sources available for our customers’ convenience.

Leverage Our Significant Scale

We leverage our scale as the largest automotive retailer in the United States to further improve our cost structure by obtaining significant cost savings in our business. The following practices and initiatives reflect our commitment to leveraging our scale and managing cost:

•	Managing New Vehicle Inventories: We manage our new vehicle inventories to optimize our stores’ supply and mix of vehicle inventory. Through the use of our planning and tracking systems in markets where our stores have critical mass in a particular brand, we view new vehicle inventories at those same brand stores in the aggregate and coordinate vehicle ordering and inventories across those stores. We manage our new vehicle inventory to achieve specific days supply targets. We also target our new vehicle inventory purchasing to our core, or most popular, model packages. We are focused on maintaining appropriate inventory levels in order to minimize carrying costs. We believe our inventory management enables us to (1) respond to customer requests better than independent retailers in the markets where we have a critical mass in a particular brand, (2) minimize carrying costs by maintaining lower days supply, and (3) better plan and forecast inventory levels. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.

•	Increasing Used Vehicle Sales and Managing Used Vehicle Inventories: Each of our stores offers a variety of used vehicles. We believe that we have access to desirable used vehicle inventory and are in a position to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which we believe are improving consumers’ attitudes toward used vehicles. Our used vehicle business strategy is focused on (1) utilizing our web-based vehicle inventory management system to leverage our local market inventory and optimize our supply, mix, and pricing, (2) managing our used vehicle inventory to enable us to offer our customers a wide selection of desirable lower-cost vehicles, which are often in high demand by consumers, and (3) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size. We have deployed used vehicle specialists in each of our key markets to assist us in executing our strategy.

•	Managing Costs: We actively manage our business and leverage our scale to reduce costs. We continue to focus on developing national vendor relationships to standardize our stores’ approach to purchasing certain equipment, supplies, and services, and to improve our cost efficiencies. For example, we realize cost efficiencies with respect to advertising and facilities maintenance that are generally not available to smaller retailers. In 2008, we implemented a cost reduction plan in response to the ongoing market challenges. See “Market Challenges” in Part II, Item 7 of this Form 10-K.

Increase Productivity

The following are examples of key initiatives we have implemented to increase productivity:

•	Managing Employee Productivity and Compensation: We continue to enhance standardized compensation guidelines and common element pay plans at our stores. These guidelines and pay plans take into account our sales volume, customer satisfaction, gross margin objectives, vehicle brand, and the size of the store. Our goals are to improve employee productivity, to reward and retain high-performing employees, and to ensure appropriate variability of our compensation expense.

•	Using Information Technology: We are leveraging information technology to enhance our customer relationships and increase productivity. We use a web-based customer relationship management tool across all of our stores. We believe this tool enables us to promote and sell our vehicles and other products more effectively by allowing us to better understand our customer traffic flows and better manage our showroom sales processes and customer relationships. We have developed a company-wide customer database that contains information on our stores’ existing and potential customers. We believe our customer database enables us to implement more effectively our vehicle sales and service marketing programs. We expect our customer database and other tools to empower us to implement our customer relationship strategy more effectively and improve our productivity.

•	Training Employees: One of our key initiatives to improve our productivity is our customized comprehensive training program for key store employees. We believe that having well-trained personnel is an essential requirement for implementing standardized operating practices and policies across all of our stores. Our training program educates our key store employees about their respective job roles and responsibilities and our standardized processes in all of our areas of operation, including sales, finance and insurance, and parts and service. Our training program also emphasizes the importance of conducting our operations, including our finance and insurance sales operations, in accordance with applicable laws and regulations and our policies and ethical standards. As part of our training program, we conduct specialized training for certain of our store employees in areas such as finance and insurance, fixed operations, and sales. We also require all of our employees, from our senior management to our technicians, to participate in our Business Ethics Program, which includes web-based interactive training programs, live training workshops, written manuals, and videos on specific topics. We also run the AutoNation General Manager University to prepare our future general manager prospects to become well-rounded successful leaders of our stores. We expect our comprehensive training program to improve our productivity by ensuring that all of our employees consistently execute our business strategy and manage our daily operations in accordance with our common processes and policies, applicable laws and regulations, and our high standards of business ethics.

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

We have fifteen local brands in our key markets, including “Maroone” in South Florida; “GO” in Denver, Colorado; “AutoWay” in Tampa, Florida; “Bankston” in Dallas, Texas; “Courtesy” in Orlando, Florida; “Desert” in Las Vegas, Nevada; “Team” in Atlanta, Georgia; “Mike Shad” in Jacksonville, Florida; “Dobbs” in Memphis, Tennessee; “Fox” in Baltimore, Maryland; “Mullinax” in Cleveland, Ohio; “Appleway” in Spokane, Washington; “Champion” in South Texas; “Power” in Southern California and Arizona; and “AutoWest” in Northern California. The stores we operate under local retail brands as of December 31, 2008, accounted for approximately 68% of our total revenue during 2008.

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

Sales and Marketing

We retailed approximately 440,000 new and used vehicles through our stores in 2008. We sell a broad range of well-known vehicle brands within each of our markets.

Our marketing efforts focus on mass marketing and targeted marketing in our local markets and are designed to build our business with a broad base of repeat, referral, and new customers. We engage in marketing and advertising primarily through newspapers, radio, television, direct mail, and outdoor billboards in our local markets. As we have consolidated our operations in certain of our key markets under one local retail brand, we have been able to focus our efforts on building consumer awareness of the selected local retail brand rather than on the individual legacy names under which many of our stores operated prior to their acquisition by us. We also continue to develop newspaper, television, and radio advertising campaigns that we can modify for use in multiple local markets. We realize cost efficiencies with respect to advertising expenses that are not generally available to smaller retailers due to our ability to obtain efficiencies in developing advertising campaigns and our ability to gain volume discounts and other concessions as we increase our presence within our key markets and operate our non-premium luxury stores under a single retail brand name in our local markets.

We also have been able to use our significant scale to market our stores and vehicle inventory via the Internet. According to industry analysts, the majority of new car buyers nationwide consult the Internet for new car information, which is resulting in better-informed customers and a more efficient sales process. As part of our e-commerce marketing strategy, we are focused on (1) developing websites and an Internet sales process that appeal to on-line automobile shoppers, (2) obtaining high visibility on the Internet through Internet search engines, such as Google, through our own websites, and through strategic partnerships and alliances with e-commerce companies, and (3) developing and maintaining a cost structure that permits us to operate efficiently.

Agreements with Vehicle Manufacturers

Framework Agreements

We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described below, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction), which, if we do not satisfy, adversely impact our ability to make further acquisitions of such manufacturers’ stores or could result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits (nationally, regionally, and in local markets) on the number of stores that we may acquire of the particular manufacturer and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our Board of Directors during a specified time period, the acquisition of 20% or more of the voting stock of our Company by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity, or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances in the event of our default under the indenture for our floating rate senior unsecured notes due 2013 and 7% senior unsecured notes due 2014 (collectively referred to herein as the “senior unsecured notes”) or the amended credit agreement for our revolving credit facility and term loan facility.

In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquires 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. Also a party to both the Honda and Toyota Agreements is ESL, our largest shareholder. As of February 6, 2009, ESL beneficially owned approximately 45% of the outstanding shares of our common stock.

Under the terms of the Honda Agreement, Honda has agreed not to assert its right to purchase our Honda and Acura franchises and/or similar remedies under the manufacturer framework agreement between Honda and the Company in the event that ESL acquires 50% or more of our common stock. If ESL acquires more than 50% of our common stock, ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. In addition, we have agreed to ensure that a majority of our Board is independent of both the Company and ESL under existing New York Stock Exchange (“NYSE”) listing standards. Furthermore, the Honda Agreement provides that Honda’s consent does not apply to a “going private” transaction under Rule 13e-3 of the Securities Exchange Act of 1934. The terms and conditions of the Honda Agreement will only apply at such time and for so long as ESL owns more than 50% of our common stock.

Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between

Toyota and the Company in the event that ESL acquires 50% or more of our common stock. If ESL acquires more than 50% of our common stock, ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate, or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record, and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within nine (9) months or its voting interest will be limited to 25%, and if ESL does not divest such shares within eighteen (18) months, it will lose all voting rights until it divests such shares. The terms and conditions of the Toyota Agreement will only apply at such time and for so long as ESL owns more than 50% of our common stock and will terminate on December 31, 2009 with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions, and Toyota may not unreasonably withhold or delay its consent thereto.

In connection with the Toyota and Honda agreements described above, in January 2009, our Board authorized and approved a separate letter agreement between the Company and ESL in which ESL has agreed to vote shares of our common stock owned by ESL in excess of 45% in the same proportion as all non-ESL-owned shares are voted. The ESL Agreement expires on January 28, 2010, unless extended by mutual agreement of the parties.

We have also entered into separate letter agreements with certain other manufacturers that eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. ESL is not a party to any of those agreements.

Franchise Agreements

We operate each of our new vehicle stores under a franchise agreement with a vehicle manufacturer or distributor. The franchise agreements grant the franchised automotive store a non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our stores the right to use the relevant manufacturer’s or distributor’s trademarks in connection with their operations, and they also impose numerous operational requirements and restrictions relating to inventory levels, working capital levels, the sales process, marketing and branding, showroom and service facilities, signage, personnel, changes in management, and monthly financial reporting, among other things. The contractual terms of our stores’ franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases manufacturers have undertaken to renew such franchises upon expiration so long as the store is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Our stores’ franchise agreements provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes (including performance deficiencies in such areas as sales volume, sales effectiveness, and customer satisfaction). However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. From time to time, certain manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. We generally work with these manufacturers to address the asserted performance issues. For additional information, please refer to the risk factor captioned “We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores” in the “Risk Factors” section of this document.

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

Competition

We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price, and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile store managerial experience and strong retail locations and facilities. According to CNW Marketing Research, Inc., as of December 2008, the automotive retail industry is served by approximately 19,000 franchised automotive dealerships and approximately 39,000 independent used vehicle dealers. We face competition from several other public companies that operate numerous automotive retail stores on a national or regional basis and from private market buyers and sellers of used vehicles. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. Additionally, we compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.

In general, the vehicle manufacturers have designated marketing and sales areas within which only one dealer of a given vehicle brand may operate. Under most of our framework agreements with the vehicle manufacturers, our ability to acquire multiple dealers of a given brand within a particular market is limited. We are also restricted by various state franchise laws from relocating our stores or establishing new stores of a particular brand within any area that is served by another dealer of the same brand, and we generally need the manufacturer to approve the relocation or grant a new franchise in order to relocate or establish a store. However, to the extent that a market has multiple dealers of a particular brand, as most of our key markets do with respect to most vehicle brands we sell, we are subject to significant intra-brand competition.

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

Employees

As of December 31, 2008, we employed approximately 20,000 full-time employees, approximately 121 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

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

Executive Officers of AutoNation

We provide below information regarding each of our executive officers.

Name	Age	Position

Mike Jackson	60	Chairman of the Board and Chief Executive Officer
Michael E. Maroone	55	Director, President and Chief Operating Officer
Michael J. Short	47	Executive Vice President and Chief Financial Officer
Jonathan P. Ferrando	43	Executive Vice President, General Counsel and Secretary
Kevin P. Westfall	53	Senior Vice President, Sales

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

Kevin P. Westfall has served as our Senior Vice President, Sales since October 2005. He served as our Senior Vice President, Finance and Insurance and Fixed Operations from May 2003 until September 2005. From 2001 until May 2003, Mr. Westfall served as our Senior Vice President, Finance and Insurance. Previously, he served as President of our former wholly-owned captive finance company, AutoNation Financial Services, from 1997 through 2001. He is also the former President of BMW Financial Services for North America.

SEC Filings and Certifications

Our web site is located at www.autonation.com, and our Investor Relations web site is located at corp.autonation.com/investors. The information on or accessible through our web sites is not incorporated by reference in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

The Company has filed the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K. On June 5, 2008, the Company submitted to the New York Stock Exchange (the “NYSE”) the annual CEO certification as required under applicable rules of the NYSE.

ITEM 1A.	RISK FACTORS

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “projects,” “will,” “would,” and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, the level of personal discretionary spending, unemployment rates, the state of housing markets, auto emission and fuel economy standards, the rate of inflation, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates can significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, are sensitive to fuel prices and the level of construction activity. In 2008, new vehicle sales were impacted by unfavorable economic conditions in the United States, including the continued turbulence in the credit and housing markets, and experienced a significant decline. See the risk factor “Our results of operations and financial condition have been and could continue to be adversely affected by the conditions in the credit markets and the declining economic conditions in the United States” below. Additionally, in 2008, volatility in fuel prices impacted consumer preferences and caused dramatic swings in consumer demand for various vehicle models, which led to supply and demand imbalances.

In the fourth quarter of 2008, the seasonally adjusted annual rate of new vehicle sales in the United States was 10.3 million. In comparison, full-year U.S. industry new vehicle sales were 13.2 million in 2008 and 16.1 million in 2007. We expect that the U.S. automotive retail market will remain challenging in 2009. Our new vehicle sales may differ from industry sales due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

Our results of operations and financial condition have been and could continue to be adversely affected by the conditions in the credit markets and the declining economic conditions in the United States.

The recent turmoil in the credit markets has resulted in tighter credit conditions and has adversely impacted our business. In the automotive finance market, tight credit conditions have resulted in a decrease in the availability of automotive loans and leases and more stringent lending restrictions. Additionally, the declining economic conditions in the United States have adversely impacted demand for new and used vehicles. As a result, our new and used vehicle sales and margins have been adversely impacted. If the unfavorable economic conditions continue and the availability of automotive loans and leases remains limited, we anticipate that our vehicle sales and margins will continue to be adversely impacted. In addition, we obtain a significant amount of financing for our customers through the captive finance companies of automotive manufacturers, including the domestic manufacturers whose finance companies have been adversely affected by the conditions in the credit markets. In the fourth quarter of 2008, the availability of automotive loans and leases through certain of these companies declined significantly, forcing us to seek alternate financing sources. To the extent that we are unable to obtain financing for our customers through these companies, our sales of vehicles, particularly domestic, could continue to be adversely affected.

We also rely on floorplan financing to purchase new vehicle inventory, primarily through the manufacturer-related captive finance companies. Certain of these companies have altered their floorplan programs to our detriment, providing additional restrictions on lending and increasing interest rates. To the extent that these companies cannot or are unwilling to provide floorplan financing on customary terms, we would need to seek floorplan financing from other lenders. Any inability to obtain floorplan financing on customary terms, or the termination of our floorplan financing agreements by our floorplan lenders, in which case we could be required to repay our floorplan financing on demand, could materially adversely affect our results of operations, financial condition, and cash flows.

Our revolving credit facility, term loan facility, mortgage facility, and the indenture relating to our senior unsecured notes contain certain financial ratios and other restrictions on our ability to conduct our business.

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

Under our amended credit agreement, we are required to remain in compliance with a maximum consolidated leverage ratio and a maximum capitalization ratio. See “Liquidity and Capital Resources — Restrictions and Covenants” in Part II, Item 7 of this Form 10-K. The decline in our earnings has adversely impacted our consolidated leverage ratio. Recent impairment charges associated with goodwill and franchise rights have adversely impacted our capitalization ratio. See “Liquidity and Capital Resources — Restrictions and Covenants” in Part II, Item 7 of this Form 10-K. If our earnings continue to decline or if we are required to record additional charges in the future, we may be unable to comply with the financial ratios required by our amended credit agreement. In such case, we would seek an amendment or waiver of our amended credit agreement or consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. There can be no assurance that our lenders would agree to an amendment or waiver of our amended credit agreement. In the event we obtain an amendment or waiver of our amended credit agreement, we would likely incur additional fees and higher interest expense.

Our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations.

As of December 31, 2008, we had approximately $1.3 billion of total indebtedness (including amounts outstanding under our mortgage facility and capital leases but excluding floorplan financing), and our subsidiaries also had $1.9 billion of floorplan financing. Our substantial indebtedness could have important consequences. For example:

•	We may have difficulty satisfying our debt service obligations and, if we fail to comply with these requirements, an event of default could result;

•	We may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisitions, and other general corporate activities;

•	Covenants relating to our indebtedness may limit our ability to obtain financing for working capital, capital expenditures, acquisitions, and other general corporate activities;

•	Covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	We may be more vulnerable to the impact of economic downturns and adverse developments in our business;

•	We may be placed at a competitive disadvantage against any less leveraged competitors;

•	Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise; and

•	Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our debt service obligations.

We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

The success of our stores is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our stores an attractive, high-quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts, to customers. Our stores perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and direct bill the manufacturer as opposed to invoicing the store customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our stores.

The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Daimler, BMW, and Chrysler. In 2008, our Ford, General Motors, and Chrysler stores represented 13%, 12%, and 5% of our new vehicle revenue, respectively. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer such as Ford, General Motors, or Chrysler. In the event of such a bankruptcy, among other things, (i) the manufacturer could attempt to terminate our floorplan financing or all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) consumer demand for their products could be materially adversely affected, (iii) we may be unable to obtain financing for our new vehicle inventory, or to arrange financing for our customers for their vehicle purchases and leases, through the manufacturer’s captive finance subsidiary, in which case we would be required to seek financing with alternate finance sources, which may be difficult to obtain on similar terms, if at all, and (iv) we may be unable to collect some or all of our significant receivables that are due from such manufacturers and we may be subject to preference claims relating to payments made by manufacturers prior to bankruptcy. Additionally, these events may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations, financial condition, and our ability to remain in compliance with the financial ratios contained in our debt agreements.

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, or other adverse events. In 2008, vehicle manufacturers, in particular domestic manufacturers, were adversely impacted by the unfavorable economic conditions in the United States. See “Market Challenges” in Part II, Item 7 of this Form 10-K.

Additionally, vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially as a result of legislation passed in 2007. California and other states, in an effort to reduce greenhouse gases, have enacted, or proposed to enact, automotive emissions standards through legislation or regulations that, pending an expected waiver from the federal government, could significantly increase fuel economy requirements in those states. Significant increases in fuel economy requirements or automotive emissions standards could materially adversely affect the ability of the manufacturers to produce and our ability to sell vehicles in demand by consumers at affordable prices, particularly larger vehicles, which represent a significant portion of our business. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer. Our business, results of operations, financial condition, shareholders’ equity, cash flows, and prospects could be materially adversely affected as a result of any event that has a material adverse effect on the vehicle manufacturers or distributors who are our primary franchisors.

Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

Goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. During 2008, we recorded non-cash impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. We may be required to incur additional impairment charges in the future. Additional impairment losses could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our results of operations and shareholders’ equity.

Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.

Most vehicle manufacturers from time to time have established various incentive and marketing programs designed to spur consumer demand for their vehicles. In addition, certain manufacturers offer extended product warranties or free service programs to consumers. From time to time, manufacturers modify and discontinue these dealer assistance and consumer incentive and marketing programs, which could have a significant adverse effect on our new vehicle and aftermarket product sales, results of operations, and cash flows.

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

We are subject to restrictions imposed by and significant influence from vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores.

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

Our framework, franchise, and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management, or any unapproved transfer of franchise rights or impairment of financial standing or failure to meet capital requirements), subject to applicable state franchise laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. Additionally, our framework agreements contain restrictions regarding a change in control, which may be outside of our control. See “Agreements with Vehicle Manufacturers” in Part I, Item 1 of this Form 10-K. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction performance, and other requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows, and prospects. Furthermore, we rely on the protection of state franchise laws in the states in which we operate and if those laws are repealed or weakened, our framework, franchise, and related agreements may become more susceptible to termination, non-renewal, or renegotiation.

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

We are involved and will continue to be involved in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.

Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

The automotive retailing industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance, and vehicle protection products, licensing, consumer protection, consumer privacy, escheatment, money laundering, environmental, vehicle emissions and fuel economy, health and safety, wage-hour, anti-discrimination, and other employment practices. With respect to motor vehicle sales, retail installment sales, leasing, and the sale of finance, insurance, and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

The enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance, or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects. We expect that new laws and regulations, particularly at the federal level, in the labor, employment, environmental, and consumer protection areas will be enacted, which could significantly increase our costs.

We are subject to interest rate risk in connection with our floorplan payable, revolving credit facility, term loan facility, and floating rate senior unsecured notes that could have a material adverse effect on our profitability.

Most of our debt, including our floorplan payable, is subject to variable interest rates. Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise. In addition, our net inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance that we receive from automotive manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. We cannot assure you that a significant increase in interest rates would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our largest stockholder, as a result of its voting ownership, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.

As of February 6, 2009, ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) beneficially owned approximately 45% of the outstanding shares of our common stock. As a result, ESL may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. William C. Crowley, one of our directors, is the President and Chief Operating Officer of ESL Investments, Inc. In the future, ESL may acquire or sell shares of common stock and thereby increase or decrease its ownership stake in us.

In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. Certain of those letter agreements also contain governance-related and other provisions. In addition, our Board authorized and approved a separate letter agreement between the Company and ESL (the “ESL Agreement”) in which ESL has agreed to vote shares of our common stock owned by ESL in excess of 45% in the same proportion as all non-ESL-owned shares are voted. The ESL Agreement expires on January 28, 2010, unless extended by mutual agreement of the parties. For additional information regarding these letter agreements, see “Agreements with Vehicle Manufacturers” in Part I, Item 1 of this Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our current corporate headquarters facility in Fort Lauderdale, Florida. In October 2008, we executed a lease for 105,000 square feet at a new location in Fort Lauderdale, Florida, for our corporate headquarters pursuant to a lease expiring on December 31, 2020. We expect to move to the new location in mid-2009. As of February 2009, we also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 15 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

ITEM 3.  LEGAL PROCEEDINGS

We are involved and will continue to be involved in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “AN.” The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low

2008
Fourth Quarter	$11.70	$3.97
Third Quarter	$19.59	$7.30
Second Quarter	$17.40	$10.00
First Quarter	$16.63	$11.72
2007
Fourth Quarter	$18.62	$14.65
Third Quarter	$22.72	$17.03
Second Quarter	$22.86	$20.21
First Quarter	$23.19	$20.65

As of February 9, 2009, there were approximately 2,352 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes restricts our ability to declare and pay cash dividends. See “Liquidity and Capital Resources — Restrictions and Covenants” in Part II, Item 7 of this Form 10-K.

Issuer Purchases of Equity Securities

On October 23, 2007, our Board of Directors approved a share repurchase program (the “Share Repurchase Program”), which authorized AutoNation to repurchase up to $250 million in shares of our common stock. The Share Repurchase Program does not have an expiration date. During the fourth quarter of 2008, we did not repurchase any shares of our common stock. As of December 31, 2008, up to $142.7 million in shares may yet be repurchased under the Share Repurchase Program.

Stock Performance Graph

The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2003 through December 31, 2008 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index, (ii) the S&P Specialty Stores Index, the industry index that we used in our Form 10-K for the year ended December 31, 2007, and (iii) the Dow Jones U.S. Specialty Retailers Index. We believe that using the Dow Jones U.S. Specialty Retailers Index, which is broader than the S&P Specialty Stores Index, provides a more meaningful comparison of our stock performance to investors, and we intend to use that index in future filings with the SEC. We have included the S&P Specialty Stores Index in the graph below in accordance with SEC rules.

As of December 31, 2008, the S&P Specialty Stores Index consisted of Office Depot, Inc., Staples, Inc., and Tiffany & Co., and the Dow Jones U.S. Specialty Retailers Index consisted of the following companies:

99¢ Only Stores	Dollar Tree, Inc.	RadioShack Corporation
Advance Auto Parts, Inc.	GameStop Corp. Class A	RealNetworks, Inc.
AutoNation, Inc.	Group 1 Automotive, Inc.	Sally Beauty Holdings, Inc.
AutoZone, Inc.	Netflix, Inc.	Staples, Inc.
Barnes & Noble, Inc.	O’Reilly Automotive, Inc.	Tiffany & Co.
Bed Bath & Beyond Inc.	Office Depot, Inc.	Tractor Supply Company
Best Buy Co., Inc.	OfficeMax Incorporated	Williams-Sonoma, Inc.
CarMax, Inc.	The Pep Boys Manny, Moe & Jack	Zale Corporation
Dick’s Sporting Goods, Inc.	PetSmart, Inc.

We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2003 in each of our common stock, the S&P 500 Index, the S&P Specialty Stores Index, and the Dow Jones U.S. Specialty Retailers Index and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,
the S&P Specialty Stores Index, and the Dow Jones U.S. Specialty Retailers Index

	12/03	12/04	12/05	12/06	12/07	12/08

AutoNation Inc.	100.00	104.57	118.29	116.06	85.25	53.78
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Specialty Stores	100.00	105.20	124.25	151.04	110.87	70.30
Dow Jones U.S. Specialty Retailers	100.00	111.63	119.28	131.03	122.89	81.81

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data)	2008	2007	2006	2005	2004
Revenue	$14,131.9	$17,346.5	$18,218.5	$17,820.8	$17,421.1
Income (loss) from continuing operations before income taxes (1)	$(1,422.7)	$460.4	$538.1	$609.1	$579.3
Net income (loss) (1)	$(1,243.1)	$278.7	$316.9	$496.5	$433.6
Basic earnings (loss) per share:
Continuing operations	$(6.89)	$1.46	$1.46	$1.47	$1.42
Discontinued operations	$(0.10)	$(0.05)	$(0.05)	$0.42	$0.21
Net income (loss)	$(6.99)	$1.41	$1.41	$1.89	$1.63
Weighted average common shares outstanding	177.8	198.3	225.2	262.7	266.7
Diluted earnings (loss) per share:
Continuing operations	$(6.89)	$1.44	$1.43	$1.44	$1.39
Discontinued operations	$(0.10)	$(0.05)	$(0.05)	$0.41	$0.20
Net income (loss)	$(6.99)	$1.39	$1.38	$1.85	$1.59
Weighted average common shares outstanding	177.8	200.0	229.3	268.0	272.5
Total assets	$6,014.1	$8,479.6	$8,601.4	$8,824.5	$8,698.9
Long-term debt, net of current maturities	$1,225.6	$1,751.9	$1,557.9	$484.4	$797.7
Shareholders’ equity	$2,198.1	$3,473.5	$3,712.7	$4,669.5	$4,263.1

(1)	During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. See Note 5 of the Notes to Consolidated Financial Statements for more information.

See the Notes to Consolidated Financial Statements for discussion of Shareholders’ Equity (Note 9), Income Taxes (Note 11), Earnings (Loss) Per Share (Note 12), Discontinued Operations (Note 13), and Acquisitions (Note 15), and the effect on comparability of year-to-year data. See Part I, Item 5 of this Form 10-K for a discussion of our dividend policy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K.

Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented.

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2008, we owned and operated 302 new vehicle franchises from 232 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold in 2008, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Daimler, BMW, and Chrysler.

We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, implementing standardized processes, and increasing productivity across all of our stores.

As of December 31, 2008, we had three operating segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. See “Segment Results” below and Note 21 of the Notes to Consolidated Financial Statements for additional information regarding our operating segments.

For the year ended December 31, 2008, new vehicle sales account for approximately 55% of our total revenue, but approximately 22% of our total gross margin. Our parts and service and finance and insurance operations, while comprising approximately 21% of total revenue, contribute approximately 65% of our gross margin.

We had a net loss from continuing operations of $1.2 billion and diluted loss per share of $6.89 in 2008, as compared to net income from continuing operations of $288.7 million and diluted earnings per share of $1.44 in 2007. The 2008 results were impacted by a non-cash goodwill impairment charge of $1.61 billion ($1.37 billion after-tax), non-cash franchise impairments of $146.5 million ($90.8 million after-tax), a favorable tax adjustment of approximately $35 million, and a gain on senior note repurchases of $51.3 million ($31.5 million after-tax). See further discussion of these items in Note 5, 7, and 11 of the Notes to Consolidated Financial Statements. The 2007 results included favorable tax adjustments of $12.0 million.

Market Challenges

Our results of operations for 2008 reflected a challenging and volatile automotive retail market impacted by the unfavorable economic conditions in the United States, including the continued turbulence in the credit and housing markets. Volatility in fuel prices impacted consumer preferences and caused dramatic swings in consumer demand for various vehicle models, which led to supply and demand imbalances. Additionally, tight credit conditions limited the ability of some of our customers to purchase vehicles as well as finance and insurance products. In the fourth quarter of 2008, the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the United States was 10.3 million. In comparison, full-year U.S. industry new vehicle sales were 13.2 million in 2008 and 16.1 million in 2007. Industry analysts expect that the 2009 SAAR will be in the range of 11 million new vehicle units with weakness in the first half of the year. Based on these expectations, we believe that we will be able to manage within all financial covenants in our debt agreements. See “Liquidity and Capital Resources — Restrictions and Covenants” below.

While the domestic manufacturers have underperformed relative to their import and premium luxury competitors over the past several years, the performance gap widened in 2008, due in part to the unfavorable economic conditions in the United States, which disproportionately impacted the domestic manufacturers. Recent government assistance has been provided to certain domestic manufacturers, but the future viability of some or all of the domestic manufacturers may be dependent on additional government assistance. The bankruptcy of one or more of the domestic manufacturers could have a material adverse effect on us. For example, the manufacturers could attempt to terminate our floorplan financing and all or certain of our domestic franchises, we may be unable to collect accounts receivable from the manufacturers, and we may be required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to our domestic franchises. At December 31, 2008, we had approximately $49.3 million in accounts receivable, $768.1 million of inventory, $721.8 million of fixed assets, and $178.3 million of goodwill and other intangible assets related to our domestic franchises. Additionally, there are uncertainties surrounding the potential impact of a domestic manufacturer bankruptcy, such as the impact on warranties provided to vehicle purchasers and the availability of parts and services needed to maintain and repair vehicles. As a result, the impact of such a bankruptcy on our financial condition and results of operations is not determinable at this time. See the risk factor “We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises” in Part I, Item 1A of this Form 10-K.

As part of our continuing response to the ongoing market challenges, in July 2008, we announced a cost reduction plan with a targeted annualized run-rate savings of approximately $100 million. In the fourth quarter of 2008, in response to the turmoil in the credit markets and the related impact on the automotive retail market, we expanded our cost reduction plan and implemented additional actions that enabled us to reduce our annualized costs by an additional $100 million. Accordingly, at December 31, 2008, we had reduced our costs by approximately $200 million on an annualized run-rate basis.

Inventory Management

Our new and used vehicle inventories are stated at the lower of cost or market in our consolidated balance sheets.

We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We reduced our new vehicle inventory to 54,074 units at December 31, 2008, from 60,832 units at December 31, 2007. Although we focus on managing our inventory levels in accordance with consumer demand, we believe we must maintain a minimum level of inventory at our lower volume stores that is representative of the full line of vehicles offered by manufacturers. This may result in a higher days supply of inventory than would otherwise result if we were in a better economic environment. However, given our inventory management practices (such as managing our inventory purchases based on our sales forecasts and sharing inventory among stores within a local market), we do not believe the current business climate is likely to result in material impairment charges related to new vehicle inventory (subject to the risks noted in “Market Challenges”

above). We continue to monitor our new vehicle inventory levels closely based on current economic conditions and will adjust them as appropriate.

In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $1.7 million at December 31, 2008, and $2.0 million at December 31, 2007.

Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $6.3 million at December 31, 2008, and $5.8 million at December 31, 2007.

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

Goodwill and Other Intangible Assets

Goodwill and franchise rights assets are tested for impairment annually or more frequently when events or circumstances indicate that impairment may have occurred. As discussed in Note 5 of the Notes to Consolidated Financial Statements, during 2008, we recorded $1.61 billion ($1.37 billion after-tax) of non-cash goodwill impairment charges and $146.5 million ($90.8 million after-tax) of non-cash impairment charges related to franchise rights intangible assets. Despite these impairment charges, as of December 31, 2008, we were in compliance with the requirements of all applicable financial covenants under our debt agreements, as further discussed below in “Liquidity and Capital Resources — Restrictions and Covenants.”

As a result of the change in our operating segment structure described in Note 21 of the Notes to Consolidated Financial Statements, we were required to reassess the reporting units to which goodwill is assigned for goodwill impairment testing purposes. This reassessment resulted in a conclusion that our reporting units were comprised of three operating segments: Domestic, Import, and Premium Luxury.

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

The goodwill impairment analysis is dependent on many variables used to determine fair value of the Company overall and the fair value of the Company’s assets and liabilities. Please see Note 5 of the Notes to Consolidated Financial Statements for a description of the valuation methods and related estimates and assumptions used in our impairment testing. The complexity of the analysis does not permit a simplistic determination of the impact of changes in assumptions. We believe that the most significant impact of a change in the assumptions used in determining our goodwill impairment as of September 30, 2008, would have related to the amount of impairment associated with our domestic reporting unit, and that a relatively small change in assumptions could have resulted in two potentially different outcomes: 1) if the assumptions used (primarily regarding expected future cash flows) were slightly more favorable, we would possibly not have impaired the goodwill associated with our domestic reporting unit, or 2) if the assumptions used had been slightly less favorable, it is possible we would have concluded that most, if not all, of the goodwill associated with the domestic reporting unit would have been impaired. This discussion is not intended to address all potential outcomes that could have resulted if different assumptions had been used in determining our goodwill impairment given the number of assumptions used in determining the impairment and the degree of sensitivity in the determination of the fair value of the Company and its assets and liabilities to changes in such assumptions. We would have been in compliance with the financial covenants in our debt agreements even if we had impaired all of the goodwill associated with our domestic reporting unit.

We estimate the fair value of franchise rights primarily using a discounted cash flow (“DCF”) model. The forecasted cash flows used in the DCF model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable.

We are subject to financial statement risk to the extent that our franchise rights become impaired due to decreases in the fair value of the related underlying business. The risk of a franchise rights impairment loss may increase to the extent that a store’s earnings or projected growth rates decline.

Our franchise rights, which related to 19 franchises and totaled $173.9 million at December 31, 2008, are evaluated on a franchise-by-franchise basis. We recorded impairment charges of $146.5 million during 2008 related to rights under certain franchise agreements. If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of September 30, 2008, the resulting incremental charge would have been less than $17.4 million.

Long-Lived Assets

We estimate the depreciable lives of our property and equipment, including leasehold improvements, and review them for impairment when events or circumstances indicate that their carrying amounts may be impaired. We periodically evaluate the carrying value of assets held for sale to determine if, based on market conditions, the values of these assets should be adjusted. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

During 2008, we recorded $7.2 million of non-cash impairment charges related to our property and equipment, including property held for sale, to reduce the value of these assets to fair market value. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Income Statements.

Chargeback Reserve

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

We may be charged back for commissions related to financing, insurance, or vehicle protection products in the event of early termination of the contracts by customers (“chargebacks”). These commissions are recorded at the time of the sale of the vehicles, net of an estimated liability for chargebacks.

We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience, based primarily on cancellation data we receive from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $61.0 million at December 31, 2008, and $62.5 million at December 31, 2007.

Chargebacks are influenced by increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in a change in our estimated liability for chargebacks. A 10% change in our estimated chargebacks would have changed our estimated liability for chargebacks at December 31, 2008, by approximately $6.1 million.

See “Finance and Insurance” below and Note 20 of the Notes to Consolidated Finance Statements for further information regarding chargeback liabilities.

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

Income Taxes

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

Other

Additionally, significant estimates have been made by us in the accompanying Consolidated Financial Statements including allowances for doubtful accounts, accruals related to self-insurance programs, certain legal proceedings, estimated losses from disposals of discontinued operations, and certain assumptions related to determining stock-based compensation.

Reported Operating Data

	Years Ended December 31,
			2008 vs. 2007			2007 vs. 2006
			Variance			Variance
			Favorable/	%		Favorable/	%
	2008	2007	(Unfavorable)	Variance	2006	(Unfavorable)	Variance
($ in millions, except per vehicle data)

Revenue:
New vehicle	$7,756.2	$10,014.3	$(2,258.1)	(22.5)	$10,756.0	$(741.7)	(6.9)
Used vehicle	3,364.5	4,139.9	(775.4)	(18.7)	4,302.5	(162.6)	(3.8)
Parts and service	2,465.2	2,539.9	(74.7)	(2.9)	2,476.9	63.0	2.5
Finance and insurance, net	482.6	584.3	(101.7)	(17.4)	611.0	(26.7)	(4.4)
Other	63.4	68.1	(4.7)	(6.9)	72.1	(4.0)	(5.5)

Total revenue	$14,131.9	$17,346.5	$(3,214.6)	(18.5)	$18,218.5	$(872.0)	(4.8)

Gross profit:
New vehicle	$510.9	$709.1	$(198.2)	(28.0)	$790.1	$(81.0)	(10.3)
Used vehicle	278.4	352.0	(73.6)	(20.9)	390.7	(38.7)	(9.9)
Parts and service	1,071.8	1,108.8	(37.0)	(3.3)	1,088.2	20.6	1.9
Finance and insurance	482.6	584.3	(101.7)	(17.4)	611.0	(26.7)	(4.4)
Other	35.8	39.1	(3.3)	(8.4)	40.6	(1.5)	(3.7)

Total gross profit	2,379.5	2,793.3	(413.8)	(14.8)	2,920.6	(127.3)	(4.4)
Selling, general, and administrative expenses	1,813.8	1,999.8	186.0	9.3	2,057.9	58.1	2.8
Depreciation and amortization	90.8	90.3	(0.5)		80.0	(10.3)
Goodwill impairment	1,610.0	—	(1,610.0)		—	—
Franchise rights impairment	146.5	2.2	(144.3)		—	(2.2)
Other expenses (income), net	13.2	(0.4)	(13.6)		(0.2)	0.2

Operating income (loss)	(1,294.8)	701.4	(1,996.2)	NM	782.9	(81.5)	(10.4)
Floorplan interest expense	(87.4)	(129.0)	41.6		(132.5)	3.5
Other interest expense	(89.4)	(114.1)	24.7		(90.8)	(23.3)
Other interest expense — senior note repurchases	—	—	—		(34.5)	34.5
Gain on senior note repurchases	51.3	—	51.3		—	—
Interest income	2.2	3.4	(1.2)		8.3	(4.9)
Other gains (losses), net	(4.6)	(1.3)	(3.3)		4.7	(6.0)

Income (loss) from continuing operations before income taxes	$(1,422.7)	$460.4	$(1,883.1)	NM	$538.1	$(77.7)	(14.4)

Retail vehicle unit sales:
New vehicle	255,843	322,849	(67,006)	(20.8)	354,938	(32,089)	(9.0)
Used vehicle	181,281	201,175	(19,894)	(9.9)	213,199	(12,024)	(5.6)

	437,124	524,024	(86,900)	(16.6)	568,137	(44,113)	(7.8)

Revenue per vehicle retailed:
New vehicle	$30,316	$31,019	$(703)	(2.3)	$30,304	$715	2.4
Used vehicle	$15,665	$16,432	$(767)	(4.7)	$16,129	$303	1.9
Gross profit per vehicle retailed:
New vehicle	$1,997	$2,196	$(199)	(9.1)	$2,226	$(30)	(1.3)
Used vehicle	$1,583	$1,745	$(162)	(9.3)	$1,829	$(84)	(4.6)
Finance and insurance	$1,104	$1,115	$(11)	(1.0)	$1,075	$40	3.7

	Years Ended December 31,
	2008(%)	2007(%)	2006(%)

Revenue mix percentages:
New vehicle	54.9	57.7	59.0
Used vehicle	23.8	23.9	23.6
Parts and service	17.4	14.6	13.6
Finance and insurance, net	3.4	3.4	3.4
Other	0.5	0.4	0.4

Total	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	21.5	25.4	27.1
Used vehicle	11.7	12.6	13.4
Parts and service	45.0	39.7	37.3
Finance and insurance	20.3	20.9	20.9
Other	1.5	1.4	1.3

Total	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	7.1	7.3
Used vehicle — retail	10.1	10.6	11.3
Parts and service	43.5	43.7	43.9
Total	16.8	16.1	16.0
Selling, general and administrative expenses	12.8	11.5	11.3
Operating income (loss)	NM	4.0	4.3
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	76.2	71.6	70.5
Operating income (loss)	NM	25.1	26.8

NM — Not Meaningful

	December 31,
	2008	2007

Days supply:
New vehicle (industry standard of selling days, including fleet)	84 days	52 days
Used vehicle (trailing 30 days)	30 days	44 days

The following table details net new vehicle inventory carrying cost, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
			Variance		Variance
	2008	2007	2008 vs. 2007	2006	2007 vs. 2006
($ in millions)

Floorplan assistance	$70.0	$97.2	$(27.2)	$104.1	$(6.9)
Floorplan interest expense (new vehicles)	(83.7)	(128.5)	44.8	(132.0)	3.5

Net new vehicle inventory carrying cost	$(13.7)	$(31.3)	$17.6	$(27.9)	$(3.4)

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us. For example, the results for a dealership acquired in February 2007 would be included only in our same store comparison of 2008 to 2007, not in our same store comparison of 2007 to 2006. Results for a dealership that we classified as a discontinued operation in October 2008 would be removed entirely from our same store comparison of 2008 to 2007. Therefore, the amounts presented in the year 2007 column that is being compared to the 2008 column may differ from the amounts presented in the year 2007 column that is being compared to the year 2006 column.

	Years Ended December 31,				Years Ended December 31,
			Variance				Variance
			Favorable/	%			Favorable/	%
($ in millions, except per vehicle data)	2008	2007	(Unfavorable)	Variance	2007	2006	(Unfavorable)	Variance

Revenue:
New vehicle	$7,712.0	$10,012.8	$(2,300.8)	(23.0)	$10,107.7	$10,985.0	$(877.3)	(8.0)
Used vehicle	3,336.3	4,137.3	(801.0)	(19.4)	4,205.7	4,410.9	(205.2)	(4.7)
Parts and service	2,450.5	2,539.7	(89.2)	(3.5)	2,563.9	2,532.5	31.4	1.2
Finance and insurance, net	479.7	584.3	(104.6)	(17.9)	596.5	624.6	(28.1)	(4.5)
Other	20.3	24.9	(4.6)	(18.5)	25.1	27.8	(2.7)

Total revenue	$13,998.8	$17,299.0	$(3,300.2)	(19.1)	$17,498.9	$18,580.8	$(1,081.9)	(5.8)

Gross profit:
New vehicle	$507.5	$708.9	$(201.4)	(28.4)	$712.6	$805.2	$(92.6)	(11.5)
Used vehicle	274.4	349.9	(75.5)	(21.6)	355.2	398.2	(43.0)	(10.8)
Parts and service	1,062.8	1,106.4	(43.6)	(3.9)	1,116.4	1,111.7	4.7	0.4
Finance and insurance	479.7	584.3	(104.6)	(17.9)	596.5	624.6	(28.1)	(4.5)
Other	22.6	25.3	(2.7)	(10.7)	25.7	24.5	1.2

Total gross profit	$2,347.0	$2,774.8	$(427.8)	(15.4)	$2,806.4	$2,964.2	$(157.8)	(5.3)

Retail vehicle unit sales:
New vehicle	254,739	322,801	(68,062)	(21.1)	327,372	362,895	(35,523)	(9.8)
Used vehicle	180,304	201,134	(20,830)	(10.4)	205,490	219,271	(13,781)	(6.3)

Total	435,043	523,935	(88,892)	(17.0)	532,862	582,166	(49,304)	(8.5)

Revenue per vehicle retailed:
New vehicle	$30,274	$31,018	$(744)	(2.4)	$30,875	$30,270	$605	2.0
Used vehicle	$15,635	$16,433	$(798)	(4.9)	$16,387	$16,107	$280	1.7
Gross profit per vehicle retailed:
New vehicle	$1,992	$2,196	$(204)	(9.3)	$2,177	$2,219	$(42)	(1.9)
Used vehicle	$1,579	$1,745	$(166)	(9.5)	$1,739	$1,827	$(88)	(4.8)
Finance and insurance	$1,103	$1,115	$(12)	(1.1)	$1,119	$1,073	$46	4.3

	Years Ended December 31,		Years Ended December 31,
	2008(%)	2007(%)	2007(%)	2006(%)

Revenue mix percentages:
New vehicle	55.1	57.9	57.8	59.1
Used vehicle	23.8	23.9	24.0	23.7
Parts and service	17.5	14.7	14.7	13.6
Finance and insurance, net	3.4	3.4	3.4	3.4
Other	0.2	0.1	0.1	0.2

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	21.6	25.5	25.4	27.2
Used vehicle	11.7	12.6	12.7	13.4
Parts and service	45.3	39.9	39.8	37.5
Finance and insurance	20.4	21.1	21.3	21.1
Other	1.0	0.9	0.8	0.8

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	7.1	7.1	7.3
Used vehicle — retail	10.1	10.6	10.6	11.3
Parts and service	43.4	43.6	43.5	43.9
Total	16.8	16.0	16.0	16.0

New Vehicle

	Years Ended December 31,
			2008 vs. 2007			2007 vs. 2006
			Variance			Variance
			Favorable/			Favorable/
	2008	2007	(Unfavorable)	% Variance	2006	(Unfavorable)	% Variance
($ in millions, except per vehicle data)

Reported:
Revenue	$7,756.2	$10,014.3	$(2,258.1)	(22.5)	$10,756.0	$(741.7)	(6.9)
Gross profit	$510.9	$709.1	$(198.2)	(28.0)	$790.1	$(81.0)	(10.3)
Retail vehicle unit sales	255,843	322,849	(67,006)	(20.8)	354,938	(32,089)	(9.0)
Revenue per vehicle retailed	$30,316	$31,019	$(703)	(2.3)	$30,304	$715	2.4
Gross profit per vehicle retailed	$1,997	$2,196	$(199)	(9.1)	$2,226	$(30)	(1.3)
Gross profit as a percentage of revenue	6.6%	7.1%			7.3%
Days supply (industry standard of selling days, including fleet)	84 days	52 days

	Years Ended December 31,
			2008 vs. 2007				2007 vs. 2006
			Variance				Variance
			Favorable/				Favorable/
	2008	2007	(Unfavorable)	% Variance	2007	2006	(Unfavorable)	% Variance

Same Store:
Revenue	$7,712.0	$10,012.8	$(2,300.8)	(23.0)	$10,107.7	$10,985.0	$(877.3)	(8.0)
Gross profit	$507.5	$708.9	$(201.4)	(28.4)	$712.6	$805.2	$(92.6)	(11.5)
Retail vehicle unit sales	254,739	322,801	(68,062)	(21.1)	327,372	362,895	(35,523)	(9.8)
Revenue per vehicle retailed	$30,274	$31,018	$(744)	(2.4)	$30,875	$30,270	$605	2.0
Gross profit per vehicle retailed	$1,992	$2,196	$(204)	(9.3)	$2,177	$2,219	$(42)	(1.9)
Gross profit as a percentage of revenue	6.6%	7.1%			7.1%	7.3%

Same store new vehicle revenue decreased $2.3 billion or 23.0% during 2008, as compared to 2007, as a result of a decrease in same store unit volume of 21.1% and a decrease in same store revenue per vehicle retailed of 2.4%. These decreases were primarily due to the challenging automotive retail environment, particularly with respect to domestic vehicles. Results were adversely impacted by overall economic conditions, including reduced credit availability offered to consumers, particularly in the second half of 2008, the discontinuation or limitation of certain manufacturer leasing programs, and a decline in consumer confidence. Additionally, volatility in fuel prices impacted consumer preference and caused dramatic swings in consumer demand for various vehicle models, which led to supply and demand imbalances. The significantly higher fuel prices during most of 2008 caused a shift in consumer demand toward more fuel-efficient vehicles. In addition, there was a shift in demand toward entry-level premium luxury vehicles as a result of the economic conditions and premium luxury manufacturer programs launching and promoting these types of vehicles during 2008. The average revenue per vehicle retailed declined due to the relatively lower selling prices of these vehicles. We expect that the automotive retail market will remain challenging and that adverse market conditions will continue into 2009.

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

Same store gross profit per new vehicle retailed decreased 9.3% during 2008, as compared to 2007. The decrease was driven largely by more stringent credit conditions in the automotive retail credit market and by the shift in demand to lower-priced premium luxury vehicles which have lower margins. Same store gross profit per vehicle retailed decreased 1.9% during 2007, as compared to 2006, primarily as a result of a competitive retail environment resulting in pricing pressures across all brand product lines, partially offset by the shift in our sales mix to more premium luxury brands.

Our new vehicle inventories were $1.6 billion or 84 days supply at December 31, 2008, as compared to new vehicle inventories of $1.8 billion or 52 days supply at December 31, 2007. The increase in our new vehicle inventory days supply is primarily due to lower sales during 2008.

The following table details net new vehicle inventory carrying cost, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
			Variance 2008		Variance 2007
($ in millions)	2008	2007	vs. 2007	2006	vs. 2006

Floorplan assistance	$70.0	$97.2	$(27.2)	$104.1	$(6.9)
Floorplan interest expense (new vehicles)	(83.7)	(128.5)	44.8	(132.0)	3.5

Net new vehicle inventory carrying cost	$(13.7)	$(31.3)	$17.6	$(27.9)	$(3.4)

The net new vehicle inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) decreased $17.6 million in 2008, as compared to 2007, primarily as a result of a decrease in new vehicle floorplan interest expense due to lower floorplan interest rates, partially offset by a decrease in floorplan assistance due to lower new vehicle sales and a decrease in the floorplan assistance rate per unit.

The net new vehicle inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) increased $3.4 million in 2007, as compared to 2006, primarily as a result of a decrease in floorplan assistance due to lower new vehicle sales, partially offset by a decrease in floorplan interest expense due to lower new vehicle inventory levels.

Used Vehicle

	Years Ended December 31,
			2008 vs. 2007			2007 vs. 2006
			Variance			Variance
			Favorable			Favorable
	2008	2007	/ (Unfavorable)	% Variance	2006	/ (Unfavorable)	% Variance
($ in millions, except per vehicle data)

Reported:
Retail revenue	$2,839.7	$3,305.7	$(466.0)	(14.1)	$3,438.7	$(133.0)	(3.9)
Wholesale revenue	524.8	834.2	(309.4)	(37.1)	863.8	(29.6)	(3.4)

Total revenue	$3,364.5	$4,139.9	$(775.4)	(18.7)	$4,302.5	$(162.6)	(3.8)

Retail gross profit	$286.9	$351.1	$(64.2)	(18.3)	$389.9	$(38.8)	(10.0)
Wholesale gross profit	(8.5)	0.9	(9.4)		0.8	0.1

Total gross profit	$278.4	$352.0	$(73.6)	(20.9)	$390.7	$(38.7)	(9.9)

Retail vehicle unit sales	181,281	201,175	(19,894)	(9.9)	213,199	(12,024)	(5.6)
Revenue per vehicle retailed	$15,665	$16,432	$(767)	(4.7)	$16,129	$303	1.9
Gross profit per vehicle retailed	$1,583	$1,745	$(162)	(9.3)	$1,829	$(84)	(4.6)
Gross profit as a percentage of retail revenue	10.1%	10.6%			11.3%
Days supply (trailing 30 days)	30 days	44 days

	Years Ended December 31,
			2008 vs. 2007				2007 vs. 2006
			Variance				Variance
			Favorable				Favorable
	2008	2007	/ (Unfavorable)	% Variance	2007	2006	/ (Unfavorable)	% Variance

Same Store:
Retail revenue	$2,819.1	$3,305.2	$(486.1)	(14.7)	$3,367.4	$3,531.7	$(164.3)	(4.7)
Wholesale revenue	517.2	832.1	(314.9)	(37.8)	838.3	879.2	(40.9)	(4.7)

Total revenue	$3,336.3	$4,137.3	$(801.0)	(19.4)	$4,205.7	$4,410.9	$(205.2)	(4.7)

Retail gross profit	$284.7	$351.0	$(66.3)	(18.9)	$357.3	$400.5	$(43.2)	(10.8)
Wholesale gross profit	(10.3)	(1.1)	(9.2)		(2.1)	(2.3)	0.2

Total gross profit	$274.4	$349.9	$(75.5)	(21.6)	$355.2	$398.2	$(43.0)	(10.8)

Retail vehicle unit sales	180,304	201,134	(20,830)	(10.4)	205,490	219,271	(13,781)	(6.3)
Revenue per vehicle retailed	$15,635	$16,433	$(798)	(4.9)	$16,387	$16,107	$280	1.7
Gross profit per vehicle retailed	$1,579	$1,745	$(166)	(9.5)	$1,739	$1,827	$(88)	(4.8)
Gross profit as a percentage of retail revenue	10.1%	10.6%			10.6%	11.3%

Same store retail used vehicle revenue decreased $486.1 million or 14.7% during 2008, as compared to 2007, primarily as a result of a reduction in revenue per vehicle retailed and a decrease in same store unit volume. The decrease in used vehicle sales volumes was driven by the challenging automotive retail environment, including the reduced credit availability offered to consumers, particularly in the second half of 2008, and a decline in consumer confidence. The decrease in used vehicle sales volumes was also driven in part by a decrease in trade-in volume associated with new vehicle sales, as well as a reduction in traffic into our stores resulting from the significant decline in consumer confidence during 2008. Additionally, volatility in fuel prices impacted consumer preference and caused dramatic swings in consumer demand for various vehicle models, which led to supply and demand imbalances. The changes in consumer preference in used vehicles created market volatility, which was unprecedented in the industry. We expect that the automotive retail market will remain challenging and that adverse market conditions will continue into 2009.

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

Same store gross profit per used vehicle retailed decreased 9.5% during 2008, as compared to 2007, due to more stringent credit conditions in the automotive retail credit market and increased pricing pressure as a result of a competitive retail environment. Additionally, significantly higher fuel costs during most of 2008 put increasing margin pressure on less fuel-efficient trucks and sport utility vehicles, particularly during the period of peak fuel prices.

Same store gross profit per vehicle retailed decreased 4.8% during 2007, as compared to 2006, primarily as a result of an increase in the average cost of our used vehicle inventory combined with the competitive retail market environment.

Used vehicle inventories were $149.6 million or 30 days supply at December 31, 2008, compared to $305.2 million or 44 days at December 31, 2007. We reduced our used vehicle inventories and days supply during 2008 to manage cash flow and to mitigate our exposure to the volatility of the used vehicle market by enabling us to react more quickly to consumer demand.

Parts and Service

	Years Ended December 31,
			2008 vs. 2007			2007 vs. 2006
			Variance			Variance
			Favorable/			Favorable/
	2008	2007	(Unfavorable)	% Variance	2006	(Unfavorable)	% Variance
($ in millions)

Reported:
Revenue	$2,465.2	$2,539.9	$(74.7)	(2.9)	$2,476.9	$63.0	2.5
Gross profit	$1,071.8	$1,108.8	$(37.0)	(3.3)	$1,088.2	$20.6	1.9
Gross profit as a percentage of revenue	43.5%	43.7%			43.9%

	Years Ended December 31,
			2008 vs. 2007				2007 vs. 2006
			Variance				Variance
			Favorable/				Favorable/
	2008	2007	(Unfavorable)	% Variance	2007	2006	(Unfavorable)	% Variance

Same Store:
Revenue	$2,450.5	$2,539.7	$(89.2)	(3.5)	$2,563.9	$2,532.5	$31.4	1.2
Gross profit	$1,062.8	$1,106.4	$(43.6)	(3.9)	$1,116.4	$1,111.7	$4.7	0.4
Gross profit as a percentage of revenue	43.4%	43.6%			43.5%	43.9%

Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs.

Same store parts and service revenue decreased $89.2 million or 3.5% during 2008, as compared to 2007, primarily due to a $30.8 million decrease in revenues associated with the preparation of vehicles for sale, a $20.9 million decrease in wholesale parts revenue, a $20.7 million decrease in warranty revenue, an $11.2 million decrease in revenues from service work outsourced to third-parties, and a $5.8 million decrease in customer-paid revenues. Additionally, during 2008 we experienced a 1.1% decrease in parts and service revenues and a 1.3% decrease in gross profit related to volume imports and premium luxury vehicles, compared to a 6.3% decrease in revenues and a 7.5% decrease in gross profit related to parts and service for domestic vehicles.

The decrease in revenues associated with the preparation of vehicles for sale was primarily due to lower new and used vehicle unit sales volume. Wholesale parts sales decreased in 2008 due to the difficult market conditions. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs and lower vehicle sales volume. Customer-paid business growth was constrained by economic pressures on consumer spending. We expect that the automotive retail market will remain challenging and that adverse market conditions will continue into 2009.

Same store parts and service revenue increased $31.4 million or 1.2% during 2007, as compared to 2006, primarily due to a $39.3 million increase in customer-paid revenue for parts and service, a $19.1 million increase in wholesale parts revenue, and smaller increases in other parts and service revenues, such as service work outsourced to third-parties and retail parts sales. Partially offsetting these increases was a $27.4 million decrease in warranty revenue and a $7.7 million decrease in revenues associated with the preparation of vehicles for sales. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs and lower vehicles sales volume. The improvements to customer-paid business are attributable to our service drive process, maintenance menu, and service marketing program, as well as our pricing models and training programs. Additionally, during 2007 we experienced a 3.4% increase in parts and service revenues and a 2.7% increase in gross profit related to volume imports and premium luxury vehicles, compared to a 1.1% decrease in revenues and a 2.4% decrease in gross profit related to parts and service for domestic vehicles.

Finance and Insurance

	Years Ended December 31,
			2008 vs. 2007			2007 vs. 2006
			Variance			Variance
			Favorable/			Favorable/
($ in millions, except per vehicle data)	2008	2007	(Unfavorable)	% Variance	2006	(Unfavorable)	% Variance

Reported:
Revenue and gross profit	$482.6	$584.3	$(101.7)	(17.4)	$611.0	$(26.7)	(4.4)
Gross profit per vehicle retailed	$1,104	$1,115	$(11)	(1.0)	$1,075	$40	3.7

	Years Ended December 31,
			2008 vs. 2007				2007 vs. 2006
			Variance				Variance
			Favorable/				Favorable/
	2008	2007	(Unfavorable)	% Variance	2007	2006	(Unfavorable)	% Variance

Same Store:
Revenue and gross profit	$479.7	$584.3	$(104.6)	(17.9)	$596.5	$624.6	$(28.1)	(4.5)
Gross profit per vehicle retailed	$1,103	$1,115	$(12)	(1.1)	$1,119	$1,073	$46	4.3

Same store finance and insurance revenue and gross profit decreased $104.6 million or 17.9% during 2008, as compared to 2007, primarily due to lower new and used sales volumes. We expect that the automotive retail market will remain challenging and that adverse market conditions will continue into 2009.

Same store finance and insurance revenue and gross profit per vehicle retailed decreased 1.1% during 2008, as compared to 2007, due primarily to the current unfavorable economic conditions in the United States, including increased tightening in the automotive retail credit market, partially offset by an increase in finance and insurance products sold per customer.

Finance and insurance revenue and gross profit during 2008 was negatively impacted by an increase in the rate of chargebacks as a percentage of finance and insurance revenue and gross profit. See “Critical Accounting Estimates” above and Note 20 of the Notes to Consolidated Financial Statements for a discussion regarding chargeback liabilities.

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

Segment Results

As discussed in Note 21 of the Notes to Consolidated Financial Statements, we made changes to our management approach that divided our business into three operating segments: (1) Domestic, (2) Import, and (3) Premium Luxury. This realignment had no effect on our previously reported consolidated results of operations, financial position, or cash flows. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation.

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

In the following table of financial data, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income (loss).

	Years Ended December 31,
			Variance			Variance
			Favorable/			Favorable/
($ in millions)	2008	2007	(Unfavorable)	% Variance	2006	(Unfavorable)	% Variance

Revenue
Domestic	$4,927.2	$6,562.9	$(1,635.7)	(24.9)	$7,310.3	$(747.4)	(10.2)
Import	5,449.9	6,397.9	(948.0)	(14.8)	6,577.3	(179.4)	(2.7)
Premium Luxury	3,645.2	4,272.8	(627.6)	(14.7)	4,173.5	99.3	2.4
Corporate and other	109.6	112.9	(3.3)	(2.9)	157.4	(44.5)	(28.3)

Total revenue	$14,131.9	$17,346.5	$(3,214.6)	(18.5)	$18,218.5	$(872.0)	(4.8)

*Segment income (loss)
Domestic	$107.1	$204.5	$(97.4)	(47.6)	$225.1	(20.6)	(9.2)
Import	187.9	250.0	(62.1)	(24.8)	252.5	(2.5)	(1.0)
Premium Luxury	184.2	226.2	(42.0)	(18.6)	231.0	(4.8)	(2.1)
Corporate and other	(1,861.4)	(108.3)	(1,753.1)		(58.2)	(50.1)

Total segment income (loss)	$(1,382.2)	$572.4	$(1,954.6)		$650.4	(78.0)
Add: Floorplan interest expense	87.4	129.0	(41.6)		132.5	(3.5)

Operating income (loss)	$(1,294.8)	$701.4	$(1,996.2)		$782.9	$(81.5)

*	Segment income (loss) is defined as operating income (loss) less floorplan interest expense

Retail new vehicle unit sales:
Domestic	80,153	113,549	(33,396)	(29.4)	137,062	(23,513.0)	(17.2)
Import	135,464	161,232	(25,768)	(16.0)	169,922	(8,690.0)	(5.1)
Premium Luxury	40,226	48,068	(7,842)	(16.3)	47,954	114.0	0.2

	255,843	322,849	(67,006)	(20.8)	354,938	(32,089)	(9.0)

Domestic

The Domestic segment operating results included the following:

	Years Ended December 31,
			Variance			Variance
			Favorable/			Favorable/
	2008	2007	(Unfavorable)	% Variance	2006	(Unfavorable)	% Variance
($ in millions)

Revenue	$4,927.2	$6,562.9	$(1,635.7)	(24.9)	$7,310.3	$(747.4)	(10.2)
Segment income	$107.1	$204.5	$(97.4)	(47.6)	$225.1	$(20.6)	(9.2)
Retail new vehicle unit sales	80,153	113,549	(33,396)	(29.4)	137,062	(23,513)	(17.2)

Domestic revenue decreased $1.6 billion or 24.9% during 2008, as compared to 2007, primarily due to lower vehicle sales. The decrease in volume was more pronounced in the Domestic segment, as compared to the Import and Premium Luxury segments. As a result, the decline in revenues in the Domestic segment was much greater than the decline in the revenues of our other segments. Our Domestic stores derive a greater proportion of their revenue and earnings from sales of trucks and sport-utility vehicles, and, as a result of significantly higher fuel prices during most of 2008, particularly in the third quarter, demand shifted away from those types of vehicles to smaller, more fuel-efficient cars. Additionally, a reduction in the availability of favorable customer financing from the finance captives of domestic manufacturers, including the discontinuation or limitation of certain lease programs for domestic vehicles, contributed to the decline in sales volume from our Domestic stores. The decline in Domestic parts and service business was also greater in comparison to Import and Premium Luxury due to the improved quality of domestic vehicles, fewer units in operation, and lower domestic vehicle sales volume.

Domestic segment income decreased $97.4 million or 47.6% during 2008, as compared to 2007, primarily due to decreased revenues and increased pricing pressure as a result of the competitive retail environment. Additionally, the disproportionate decline in revenues in the Domestic segment as compared to our other segments resulted in a much more significant deleveraging of the Domestic segment’s cost structure, as costs and expenses could not be reduced in proportion to the reduction in revenues.

Domestic revenue decreased $747.4 million or 10.2% during 2007, as compared to 2006, primarily due to lower vehicle sales. Domestic segment income decreased $20.6 million or 9.2% during 2007, as compared to 2006, primarily due to decreased revenues and increased pricing pressure as a result of the competitive retail environment.

Import

The Import segment operating results included the following:

	Years Ended December 31,
			Variance			Variance
			Favorable/			Favorable/
	2008	2007	(Unfavorable)	% Variance	2006	(Unfavorable)	% Variance
($ in millions)

Revenue	$5,449.9	$6,397.9	$(948.0)	(14.8)	$6,577.3	$(179.4)	(2.7)
Segment income	$187.9	$250.0	$(62.1)	(24.8)	$252.5	$(2.5)	(1.0)
Retail new vehicle unit sales	135,464	161,232	(25,768)	(16.0)	169,922	(8,690)	(5.1)

Import revenue decreased $948.0 million or 14.8% during 2008, as compared to 2007, primarily due to lower vehicle sales. Sales volume decreases in the Import segment were partially mitigated by the shift in demand toward more fuel-efficient vehicles, from which our Import stores derive a greater proportion of their business, as compared to our Domestic and Premium Luxury stores. Import segment income decreased $62.1 million or 24.8% during 2008, as compared to 2007, due to decreased revenues and increased pricing pressure as a result of the competitive retail environment.

Import revenue decreased $179.4 million or 2.7% during 2007, as compared to 2006, primarily due to lower vehicle sales. Import segment income decreased $2.5 million or 1.0% during 2007, as compared to 2006, due to decreased revenues and increased pricing pressure as a result of the competitive retail environment.

Premium Luxury

The Premium Luxury segment operating results included the following:

	Years Ended December 31,
			Variance			Variance
			Favorable/			Favorable/
	2008	2007	(Unfavorable)	% Variance	2006	(Unfavorable)	% Variance
($ in millions)

Revenue	$3,645.2	$4,272.8	$(627.6)	(14.7)	$4,173.5	$99.3	2.4
Segment income	$184.2	$226.2	$(42.0)	(18.6)	$231.0	$(4.8)	(2.1)
Retail new vehicle unit sales	40,226	48,068	(7,842)	(16.3)	47,954	114	0.2

Premium Luxury revenue decreased $627.6 million or 14.7% during 2008, as compared to 2007, primarily due to lower vehicle sales and a decrease in revenue per vehicle retailed. The results for our Premium Luxury segment were adversely affected by a shift in consumer demand toward lower-priced premium luxury vehicles. This shift in demand was caused by the difficult economic conditions, as well as several premium luxury manufacturers launching and promoting lower-priced vehicles during 2008. Premium Luxury segment income decreased $42.0 million or 18.6% during 2008, as compared to 2007, primarily due to margin compression as a result of the shift in consumer demand toward lower-priced premium luxury vehicles.

Premium Luxury revenue increased $99.3 million or 2.4% during 2007, as compared to 2006, primarily due to higher vehicle sales and an increase in revenue per vehicle retailed. Premium Luxury segment income decreased $4.8 million or 2.1% during 2007, as compared to 2006, primarily due to margin compression.

Operating Expenses

Selling, General, and Administrative Expenses

During 2008, selling, general, and administrative expenses decreased $186.0 million or 9.3%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 76.2% in 2008 from 71.6% in 2007 resulting from deleveraging of our cost structure due to the decline in vehicles sales, partially offset by our cost savings initiatives discussed in “Market Challenges” above. Selling, general, and administrative expenses decreased in 2008, as compared to 2007, due to a $120.7 million decrease in compensation expense and a $44.6 million decrease in gross advertising expenditures, partially offset by a $5.1 million decrease in advertising reimbursements from manufacturers.

During 2007, selling, general, and administrative expenses decreased $58.1 million or 2.8%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 71.6% in 2007 from 70.5% in 2006 resulting from deleveraging of our cost structure due to the decline in vehicles sales. Selling, general, and administrative expenses decreased in 2007, as compared to 2006, due to a $54.2 million decrease in compensation expense and a $7.3 million decrease in gross advertising expenditures, partially offset by a $3.3 million decrease in advertising reimbursements from manufacturers.

Compensation expense for 2008 includes a $5.3 million non-cash stock compensation expense adjustment as discussed in Note 10 of the Notes to Consolidated Financial Statements.

Non-Operating Income (Expenses)

Floorplan Interest Expense

Floorplan interest expense was $87.4 million in 2008, $129.0 million in 2007, and $132.5 million in 2006. The decrease in 2008, as compared to 2007, is primarily the result of lower short-term LIBOR interest rates, partially offset by higher average vehicle floorplan balances and the additional floorplan interest expense incurred in connection with the floorplan credit agreements we entered into during the second quarter of 2008 to finance a portion of our used vehicle inventory. The decrease in 2007, as compared to 2006, is primarily the result of lower inventory levels, partially offset by higher short-term LIBOR interest rates during 2007.

Other Interest Expense

Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility, and outstanding senior unsecured notes. Other interest expense was $89.4 million in 2008, $114.1 million in 2007, and $90.8 million in 2006.

The decrease in other interest expense of $24.7 million in 2008, as compared to 2007, was primarily due to a $14.4 million decrease in interest expense resulting from lower interest rates on our term loan facility, a $7.9 million decrease in interest expense related to the repurchase of our floating rate and 7% senior unsecured notes of $232.9 million, and a $6.0 million decrease in interest expense resulting from lower levels of debt outstanding during the year associated with our revolving credit facility and 9% senior unsecured notes. These decreases were partially offset by a $4.5 million increase in interest expense related to higher levels of debt outstanding during the year associated with our mortgage facility.

The increase in other interest expense of $23.3 million in 2007, as compared to 2006, was primarily due to a $21.8 million increase in interest expense related to the $1.15 billion of additional debt incurred in connection with our April 2006 equity tender offer and a $6.2 million increase in interest expense related to our revolving credit facility, primarily as a result of increased borrowings in 2007. Partially offsetting these increases was an $8.7 million reduction in interest expense resulting from the repurchase of our 9% senior unsecured notes and repayments of mortgage facilities. Additionally, during 2007 we incurred $2.6 million of expenses in connection with the modifications to our term loan, revolving credit facilities, and our mortgage facility.

Other Interest Expense — Senior Note Repurchases

In April 2006, we repurchased $309.4 million aggregate principal amount of our 9% senior unsecured notes for an aggregate total consideration of $339.8 million pursuant to our debt tender offer and consent solicitation. Approximately $34.5 million of tender premium and other financing costs related to our debt tender offer was expensed as Other Interest Expense — Senior Note Repurchases in the accompanying Consolidated Income Statements.

Gain on Senior Note Repurchases

During 2008, we repurchased $105.5 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, and $127.4 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014. We recorded a gain of $51.3 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs, which is recorded in Gain on Senior Note Repurchases in the accompanying Consolidated Income Statements.

We also committed to repurchase an additional $11.1 million aggregate principal amount of our 7% senior unsecured notes for which settlement occurred subsequent to December 31, 2008. We have reclassified these amounts from long-term to current debt as of December 31, 2008. We will record a gain in the first quarter of 2009 of $3.0 million on the repurchase of these notes, net of the write-off of related unamortized debt issuance costs.

Provision for Income Taxes

Our effective income tax rate was 13.9% in 2008, 37.3% in 2007, and 38.9% in 2006. The tax rate for 2008 reflects the fact that a significant portion of the impairment charges taken in 2008 was not deductible for income tax purposes. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. We expect our underlying tax rate to be approximately 40% on an ongoing basis, excluding the impact of any potential tax adjustments in the future.

As of December 31, 2008, we had unrecognized tax benefits recorded in accordance with FIN 48. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion.

Our unrecognized tax benefits were reduced by approximately $35 million (net of tax effect) as a result of the expiration of a statute of limitations in October 2008. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2009.

During 2007, we recorded net income tax benefits in our provision for income taxes of $12.0 million related to the resolution of certain tax matters, changes in certain state tax laws, and other adjustments.

During 2006, we made estimated state tax and federal tax payments totaling $278.3 million, including approximately $100 million related to provisions for the third and fourth quarter of 2005, payment for which had been deferred as allowed for filers impacted by hurricanes in 2005.

Discontinued Operations

Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We had a loss from discontinued operations totaling $17.7 million in 2008, $10.0 million in 2007, and $12.1 million in 2006, net of income taxes. Certain amounts reflected in the accompanying Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006, have been adjusted to classify the results of these stores as discontinued operations.

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

At December 31, 2008, we had $111.0 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2008, surety bonds, letters of credit, and cash deposits totaled $110.2 million, including $72.4 million in letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

See the table at the beginning of Note 7 of the Notes to Consolidated Financial Statements for the amounts of our notes payable and long-term debt as of December 31, 2008 and 2007.

Senior Unsecured Notes and Amended Credit Agreement

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

We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $72.4 million at December 31, 2008.

We had no borrowings outstanding under the revolving credit facility at December 31, 2008, leaving $627.6 million of borrowing capacity at December 31, 2008. As of December 31, 2008, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $301 million.

During 2008, we repurchased $105.5 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $79.8 million. We also repurchased $127.4 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $102.3 million. We recorded a gain of $51.3 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. This gain is classified as Gain on Senior Note Repurchases in the accompanying Consolidated Income Statements. At December 31, 2008, we had outstanding $194.5 million of floating rate senior unsecured notes due April 15, 2013, and $172.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par.

We also committed to repurchase an additional $11.1 million aggregate principal amount of our 7% senior unsecured notes for which settlement occurred subsequent to December 31, 2008. We have reclassified these amounts from long-term to current debt as of December 31, 2008. We will record a gain in the first quarter of 2009 of $3.0 million on the repurchase of these notes, net of the write-off of related unamortized debt issuance costs.

The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, with negative outlook) and Moody’s (Ba2, with negative outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard & Poor’s or Moody’s would result in a 25 basis point increase in the credit spread under our term loan facility, a 20 basis point increase in the credit spread under our revolving credit facility, and a 5 basis point increase in the facility fee applicable to our revolving credit facility. Credit ratings could be lowered if new vehicle demand worsens significantly, threatening our earnings and cash flow, or if we increase our financial leverage through acquisitions or share repurchases. The outlook could be revised back to stable if market demand returns in the near term or if we demonstrate our ability to maintain reasonable profitability, cash flow, and leverage measures despite the ongoing revenue pressures.

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

At December 31, 2008, we had $233.3 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. In connection with this refinancing, in 2007 we received net proceeds of approximately $126.4 million and recorded $1.0 million of expenses, which are included as a component of Other Interest Expense in the accompanying Consolidated Income Statements. Prior to this refinancing, the facility utilized short-term LIBOR-based interest rates, which averaged 6.54% for 2007.

Vehicle floorplan payable-trade totaled $1.5 billion at December 31, 2008, and $1.7 billion at December 31, 2007. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $453.5 million at December 31, 2008, and $440.9 million at December 31, 2007, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities are at one-month LIBOR-based rates of interest.

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

Share Repurchases and Dividends

The following table sets forth information regarding our share repurchases over the past three years:

Year Ended December 31:	Shares Repurchased	Aggregate Purchase Price

2008	3.8	$54.1
2007	33.2	$645.7
2006	61.2	$1,380.6

As of December 31, 2008, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes.

The decision to repurchase shares in the future will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with the financial ratios in our debt agreements), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt. In 2008, in light of the economic conditions, our liquidity and capital resource strategies were focused on generating cash and paying down debt to remain in compliance with the financial covenants in our debt agreements. We expect that in 2009 we will continue to use a substantial portion of our cash to pay down debt. See also “Restrictions and Covenants” below.

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future. The indenture for our floating rate and 7% senior unsecured notes restricts our ability to declare cash dividends. See “Restrictions and Covenants” below.

Restrictions and Covenants

Our amended credit agreement, the indenture for our floating rate and 7% senior unsecured notes, our vehicle floorplan payable facilities, and our mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to declare cash dividends, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

For example, under the amended credit agreement, we are required to remain in compliance with a maximum consolidated leverage ratio, as defined (3.0 times through September 30, 2009, after which it will revert to 2.75 times). In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to remain in compliance with a maximum capitalization ratio (65%), as defined.

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

During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. See Note 5 of the Notes to Consolidated Financial Statements. Despite these impairment charges, as of December 31, 2008, we were in compliance with the requirements of all applicable financial covenants under our debt agreements. As of December 31, 2008, under our amended credit agreement, our consolidated leverage ratio was approximately 2.45 to 1, as defined in our credit agreement. Our capitalization ratio was adversely impacted by the impairment charges, and as of December 31, 2008, this ratio was approximately 59.7%, as defined in our credit agreement. Both the consolidated leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional floorplan indebtedness.

Our liquidity and capital resource strategies are currently focused on generating cash and paying down debt to remain in compliance with the financial covenants in our debt agreements. To the extent that in the future we believe that we will be unable to comply with the covenants in our amended credit agreement, we will seek an amendment or waiver of our amended credit agreement, which could increase the cost of our debt. We may also consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. See the risk factor “Our revolving credit facility, term loan facility, mortgage facility, and the indenture relating to our senior unsecured notes contain certain financial ratios and other restrictions on our ability to conduct our business” in Part I, Item 1A, of this Form 10-K.

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

Cash Flows

Cash and cash equivalents increased by $78.0 million during 2008, and decreased by $19.7 million during 2007 and $197.5 million during 2006. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Net cash provided by operating activities during 2008 was $685.4 million, as compared to $207.2 million in 2007, and $299.5 million in 2006.

Net cash provided by operating activities during 2008 was primarily affected by a change in the classification of borrowings from a floorplan lender, and a reduction in earnings, as further discussed below.

Net cash provided by operating activities during 2008 was affected by a change in the classification of borrowings from a floorplan lender, in connection with the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”) by General Motors (“GM”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. As a result of this sale, which occurred on November 30, 2006, we have classified new borrowings from GMAC subsequent to this transaction as vehicle floorplan non-trade, with related changes reflected as financing cash flows. Accordingly, net floorplan borrowings from GMAC subsequent to this transaction are reflected as cash provided by financing activities, while repayments in 2007 of amounts due to GMAC prior to this transaction (totaling $305.8 million during 2007) are reflected as cash used by operating activities. During 2008, all borrowings and repayments related to GMAC were reflected as financing activities, since the repayment of amounts due to GMAC prior to this transaction were completed during 2007. After considering the effect of this reclassification, net cash provided by operating activities during 2008, compared to 2007, was impacted by an increase in cash provided by changes in working capital, partially offset by a reduction in earnings.

Net cash provided by operating activities during 2007, as compared to 2006, was also impacted by the GMAC reclassification. Net floorplan borrowings from GMAC totaled $231.5 million during 2007 and were reflected as cash provided by financing activities, while repayments in 2007 of amounts due to GMAC prior to this transaction continued to be reflected as cash used by operating activities. Partially offsetting the GMAC reclassification was a $130.4 million reduction in tax payments during 2007, as compared to 2006. A portion of this reduction pertains to estimated federal tax payments totaling approximately $100 million that we made in 2006, related to estimated taxes for the third and fourth quarter of 2005, payment for which had been deferred as allowed for filers affected by hurricanes in 2005. The reduction in cash provided by operating activities also reflects lower earnings in 2007, as compared to 2006. Additionally, cash provided by operating activities was favorably impacted in 2006 by a $34.5 million adjustment to net income to reflect tender premium and other financing costs related to our April 2006 debt tender offer as a financing activity.

Cash Flows from Investing Activities

Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, purchases and sales of investments, and other transactions as further described below.

Capital expenditures, including property operating lease buy-outs, were $117.4 million during 2008, as compared to $159.7 million in 2007, and $175.0 million in 2006. We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We project that 2009 full year capital expenditures will be approximately $90 million to $95 million. Excluding acquisition-related spending, land purchased for future sites, and lease buy-outs, and net of related asset sales, we expect full year 2009 capital expenditures will be approximately $75 million to $80 million.

Property operating lease buy-outs were $20.4 million during 2008, as compared to $2.3 million in 2007, and $5.9 million in 2006. We continue to analyze certain higher cost operating leases and evaluate alternatives in order to lower the effective financing costs.

Proceeds from the sale of property and equipment including the disposal of property held for sale were $3.3 million in 2008, $12.3 million in 2007, and $7.8 million in 2006. These amounts are primarily from the sales of stores and other properties held for sale. Cash received from business divestitures, net of cash relinquished, totaled $49.6 million in 2008, $55.1 million in 2007, and $24.0 million in 2006.

Total cash used in business acquisitions, net of cash acquired, was $32.2 million in 2008, $6.7 million in 2007, and $166.7 million in 2006. During 2008, we acquired three automotive retail franchises and other related assets as compared to ten in 2007 and five in 2006. Cash used in business acquisitions included deferred purchase price for certain prior year automotive retail acquisitions of $0.2 million in 2006. See discussion in Note 15 of the Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Net cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade.

We repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million during 2008 (average purchase price per share of $14.37). We repurchased 33.2 million shares of our common stock for an aggregate purchase price of $645.7 million during 2007 (average purchase price per share of $19.43), including repurchases for which settlement occurred subsequent to December 31, 2007.

During 2008, proceeds from the exercise of stock options were $1.0 million (average exercise price per share of $10.71), as compared to $96.6 million in 2007 (average exercise price per share of $14.12), and $75.7 million in 2006 (average exercise price per share of $13.24).

During 2008, we repurchased $105.5 million aggregate principal amount of our floating rate senior unsecured notes for an aggregate total consideration of $79.8 million (including $0.8 million of accrued interest) and $127.4 million aggregate principal amount of our 7% senior unsecured notes for an aggregate total consideration of $102.3 million (including $2.5 million of accrued interest).

We repaid $14.1 million of our 9% senior unsecured notes that matured on August 1, 2008.

We repaid $6.4 million during 2008, $4.0 million in 2007, and $37.7 million in 2006 of amounts outstanding under our mortgage facilities.

During 2008, we borrowed $531.0 million and repaid $791.0 million outstanding under our revolving credit facility, for net repayments of $260.0 million. During 2007, we borrowed $1.32 billion and repaid $1.26 billion outstanding under our revolving credit facility, for net borrowings of $65.0 million. During 2006, we borrowed $1.04 billion and repaid $844.0 million outstanding under our revolving credit facility, for net borrowings of $195.0 million.

Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net proceeds of $3.3 million during 2008, net proceeds of $211.5 million during 2007, and net proceeds of $84.7 million during 2006. As discussed above, the repayment of $305.8 million of amounts due to GMAC prior to the sale by GM of a majority interest in GMAC were reflected as cash used by operating activities during 2007, while all repayments to GMAC were reflected as cash used by financing activities during 2008. Proceeds received and repayments made under the floorplan credit agreements we entered into during the second quarter of 2008 to finance a portion of our used vehicle inventory were reflected as cash provided by (used in) financing activities during 2008.

In April 2006, we sold $300.0 million of floating rate senior unsecured notes due April 15, 2013, and $300.0 million of 7% senior unsecured notes due April 15, 2014, in each case at par. In connection with the issuance of the April 2006 senior unsecured notes, we amended our existing credit agreement to provide: (1) a $675.0 million revolving credit facility for which we had no borrowings outstanding as of December 31, 2008, and (2) a $600.0 million term loan facility. In December 2006, the borrowing capacity of the revolving credit facility increased to $700.0 million under the amended credit agreement.

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

Contractual Payment Obligations

The following table summarizes our payment obligations under certain contracts at December 31, 2008:

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
(In millions)

Vehicle floorplan payable (Note 3)*	$1,927.9	$1,927.9	$—	$—	$—
Notes payable and long-term debt (Note 7)*	1,258.9	33.3	50.8	812.1	362.7
Interest payments**	177.8	26.4	50.7	48.7	52.0
Operating lease commitments (Note 8)***	569.3	51.9	93.8	85.8	337.8
Acquisition purchase price commitments	17.5	4.4	—	—	13.1
FIN 48 unrecognized tax benefits, net (Note 11)*	9.3	—	5.4	0.6	3.3
Purchase obligations	168.5	45.5	54.8	47.4	20.8

Total	$4,129.2	$2,089.4	$255.5	$994.6	$789.7

*	See Notes to Consolidated Financial Statements.

**	Primarily represents scheduled interest payments on fixed rate senior unsecured notes and mortgage facilities. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

***	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2008, these charges totaled approximately $48 million. See Note 8 of the Notes to Consolidated Financial Statements.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2008, surety bonds, letters of credit, and cash deposits totaled $110.2 million, including $72.4 million letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sub-limit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.

As further discussed in Note 11 of the Notes to Consolidated Financial Statements there are various tax matters where the ultimate resolution may result in us owing additional tax payments.

Off Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

New Accounting Pronouncements

See Note 1 of the Notes to our Consolidated Financial Statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “projects,” “will,” “would,” and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	Our results of operations and financial condition have been and could continue to be adversely affected by the conditions in the credit markets and the declining economic conditions in the United States.

•	Our revolving credit facility, term loan facility, mortgage facility, and the indenture relating to our senior unsecured notes contain certain financial ratios and other restrictions on our ability to conduct our business.

•	Our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations.

•	We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

•	Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

•	Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.

•	Natural disasters and adverse weather events can disrupt our business.

•	We are subject to restrictions imposed by and significant influence from vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores.

•	We are subject to numerous legal and administrative proceedings, which, if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.

•	Our operations, including, without limitation, our sales of finance and insurance and vehicle protection products, are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

•	We are subject to interest rate risk in connection with our floorplan payable, revolving credit facility, term loan facility, and floating rate senior unsecured notes that could have a material adverse effect on our profitability.

•	Our largest stockholder, as a result of its voting ownership, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is increasing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At December 31, 2008, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $465.1 million and had a fair value of $377.8 million. At December 31, 2007, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $595.2 million and had a fair value of $578.9 million.

Interest Rate Risk

We had $1.9 billion of variable rate vehicle floorplan payables at December 31, 2008, and $2.1 billion at December 31, 2007. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $19.3 million in 2008 and $21.2 million in 2007 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $0.8 billion of other variable rate debt outstanding at December 31, 2008, and $1.2 billion at December 31, 2007. Based on the amounts outstanding at year-end, a 100 basis point change in interest rates would result in an approximate change to interest expense of $7.9 million in 2008 and $11.8 million in 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AutoNation, Inc.:

We have audited the accompanying consolidated financial statements of AutoNation, Inc. and subsidiaries as listed in the Index at Item 8. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoNation, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 16, 2009
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AutoNation, Inc.:

We have audited AutoNation, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AutoNation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as listed in the Index at Item 8, and our report dated February 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 16, 2009
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share
and per share data)

	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111.0	$33.0
Receivables, net	387.4	702.9
Inventory	1,876.0	2,258.1
Other current assets	179.7	310.8

Total Current Assets	2,554.1	3,304.8
PROPERTY AND EQUIPMENT, NET	1,937.0	1,955.0
GOODWILL, NET	1,149.1	2,737.1
OTHER INTANGIBLE ASSETS, NET	177.7	316.5
OTHER ASSETS	196.2	166.2

Total Assets	$6,014.1	$8,479.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable — trade	$1,474.4	$1,682.1
Vehicle floorplan payable — non-trade	453.5	440.9
Accounts payable	140.2	208.8
Notes payable and current maturities of long-term obligations	33.3	23.9
Other current liabilities	354.4	546.8

Total Current Liabilities	2,455.8	2,902.5
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,225.6	1,751.9
DEFERRED INCOME TAXES	—	220.7
OTHER LIABILITIES	134.6	131.0
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at December 31, 2008 and 2007, including shares held in treasury	1.9	1.9
Additional paid-in capital	481.8	461.0
Retained earnings (Note 11)	2,023.0	3,266.1
Accumulated other comprehensive loss	(0.7)	(0.2)
Treasury stock, at cost; 16,708,866 and 13,205,583 shares held, respectively	(307.9)	(255.3)

Total Shareholders’ Equity	2,198.1	3,473.5

Total Liabilities and Shareholders’ Equity	$6,014.1	$8,479.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31,
(In millions, except per share data)

	2008	2007	2006

Revenue:
New vehicle	$7,756.2	$10,014.3	$10,756.0
Used vehicle	3,364.5	4,139.9	4,302.5
Parts and service	2,465.2	2,539.9	2,476.9
Finance and insurance, net	482.6	584.3	611.0
Other	63.4	68.1	72.1

TOTAL REVENUE	14,131.9	17,346.5	18,218.5

Cost of Sales:
New vehicle	7,245.3	9,305.2	9,965.9
Used vehicle	3,086.1	3,787.9	3,911.8
Parts and service	1,393.4	1,431.1	1,388.7
Other	27.6	29.0	31.5

TOTAL COST OF SALES	11,752.4	14,553.2	15,297.9

Gross Profit:
New vehicle	510.9	709.1	790.1
Used vehicle	278.4	352.0	390.7
Parts and service	1,071.8	1,108.8	1,088.2
Finance and insurance	482.6	584.3	611.0
Other	35.8	39.1	40.6

TOTAL GROSS PROFIT	2,379.5	2,793.3	2,920.6

Selling, general & administrative expenses	1,813.8	1,999.8	2,057.9
Depreciation and amortization	90.8	90.3	80.0
Goodwill impairment	1,610.0	—	—
Franchise rights impairment	146.5	2.2	—
Other expenses (income), net	13.2	(0.4)	(0.2)

OPERATING INCOME (LOSS)	(1,294.8)	701.4	782.9
Floorplan interest expense	(87.4)	(129.0)	(132.5)
Other interest expense	(89.4)	(114.1)	(90.8)
Other interest expense — senior note repurchases	—	—	(34.5)
Gain on senior note repurchases	51.3	—	—
Interest income	2.2	3.4	8.3
Other gains (losses), net	(4.6)	(1.3)	4.7

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,422.7)	460.4	538.1
INCOME TAX PROVISION (BENEFIT)	(197.3)	171.7	209.1

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,225.4)	288.7	329.0
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(17.7)	(10.0)	(12.1)

NET INCOME (LOSS)	$(1,243.1)	$278.7	$316.9

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(6.89)	$1.46	$1.46
Discontinued operations	$(0.10)	$(0.05)	$(0.05)
Net income (loss)	$(6.99)	$1.41	$1.41
Weighted average common shares outstanding	177.8	198.3	225.2
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(6.89)	$1.44	$1.43
Discontinued operations	$(0.10)	$(0.05)	$(0.05)
Net income (loss)	$(6.99)	$1.39	$1.38
Weighted average common shares outstanding	177.8	200.0	229.3
COMMON SHARES OUTSTANDING, net of treasury stock	176.9	180.4	206.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2008, 2007, and 2006
(In millions, except share data)

					Accumulated		Compre-
			Additional		Other Compre-		hensive
	Common Stock		Paid-In	Retained	hensive Income	Treasury	Income
	Shares	Amount	Capital	Earnings	(Loss)	Stock	(Loss)

BALANCE AT DECEMBER 31, 2005	273,562,137	2.7	2,201.0	2,672.5	1.8	(208.5)

Comprehensive income:
Net income	—	—	—	316.9	—	—	$316.9
Other comprehensive loss:
Unrealized losses on cash flow hedges, restricted investments and marketable securities	—	—	—	—	(2.2)	—	(2.2)

Comprehensive income	—	—	—	—	—	—	$314.7

Purchases of treasury stock	—	—	—	—	—	(1,380.6)
Treasury stock cancellation	(50,000,000)	(0.5)	(1,100.0)	—	—	1,100.5
Other	12	—	0.2	—	—	—
Stock-based compensation expense	—	—	15.2	—	—	—
Exercise of stock options, including income tax benefit of $18.0	—	—	(24.4)	—	—	118.1

BALANCE AT DECEMBER 31, 2006	223,562,149	2.2	1,092.0	2,989.4	(0.4)	(370.5)

Comprehensive income:
Net income	—	—	—	278.7	—	—	$278.7
Other comprehensive income:
Unrealized gains on restricted investments and marketable securities	—	—	—	—	0.2	—	0.2

Comprehensive income	—	—	—	—	—	—	$278.9

Purchases of treasury stock	—	—	—	—	—	(645.7)
Treasury stock cancellation	(30,000,000)	(0.3)	(611.7)	—	—	612.0
Stock-based compensation expense	—	—	15.3	—	—	—
Exercise of stock options, including income tax benefit of $17.7	—	—	(34.6)	—	—	148.9
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48-Note 11)	—	—	—	(2.0)	—	—

BALANCE AT DECEMBER 31, 2007	193,562,149	$1.9	$461.0	$3,266.1	$(0.2)	$(255.3)

Comprehensive loss:
Net loss	—	—	—	(1,243.1)	—	—	$(1,243.1)
Other comprehensive loss:
Unrealized losses on restricted investments and marketable securities	—	—	—	—	(0.5)	—	(0.5)

Comprehensive loss	—	—	—	—	—	—	$(1,243.6)

Purchases of treasury stock	—	—	—	—	—	(54.1)
Stock-based compensation expense	—	—	21.0	—	—	—
Exercise of stock options, including income tax benefit of $0.3	—	—	(0.2)	—	—	1.5

BALANCE AT DECEMBER 31, 2008	193,562,149	$1.9	$481.8	$2,023.0	$(0.7)	$(307.9)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2008	2007	2006

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(1,243.1)	$278.7	$316.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	17.7	10.0	12.1
Depreciation and amortization	90.8	90.3	80.0
Amortization of debt issue costs and discounts	5.3	4.3	3.7
Stock option expense	21.0	15.3	15.2
Goodwill impairment	1,610.0	—	—
Franchise rights impairment	146.5	2.2	—
Other non-cash impairment charges	9.2	—	—
Interest expense on senior note repurchase	—	—	34.5
Gain on senior note repurchases	(51.3)	—	—
Deferred income tax provision (benefit)	(267.3)	10.6	17.4
Other	(0.9)	3.1	(3.7)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	321.9	78.4	(39.0)
Inventory	392.6	0.7	246.3
Other assets	(20.5)	(27.8)	1.5
Vehicle floorplan payable-trade, net	(207.7)	(260.3)	(285.4)
Accounts payable	(68.6)	4.5	3.9
Other liabilities	(91.0)	(1.3)	(88.6)

Net cash provided by continuing operations	664.6	208.7	314.8
Net cash provided by (used in) discontinued operations	20.8	(1.5)	(15.3)

Net cash provided by operating activities	685.4	207.2	299.5

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(97.0)	(157.4)	(169.1)
Property operating lease buy-outs	(20.4)	(2.3)	(5.9)
Proceeds from the sale of property and equipment	3.3	3.5	1.3
Proceeds from the disposal of property held for sale	—	8.8	6.5
Cash used in business acquisitions, net of cash acquired	(32.2)	(6.7)	(166.7)
Net change in restricted cash	9.5	(1.3)	(3.9)
Purchases of restricted investments	(2.0)	(13.7)	(6.5)
Proceeds from the sales of restricted investments	13.0	22.8	13.4
Cash received from business divestitures, net of cash relinquished	49.6	55.1	24.0
Other	(0.4)	(0.2)	(0.1)

Net cash used in continuing operations	(76.6)	(91.4)	(307.0)
Net cash provided by (used in) discontinued operations	1.5	0.9	(1.8)

Net cash used in investing activities	(75.1)	(90.5)	(308.8)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31,
(In millions)

	2008	2007	2006

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(58.8)	(644.2)	(1,380.6)
Repurchase of floating rate senior unsecured notes	(79.0)	—	—
Repurchase of 7% senior unsecured notes	(99.8)	—	—
Payment of 9% senior unsecured notes	(14.1)	—	—
Repurchase of 9% senior unsecured notes	—	—	(334.2)
Proceeds from senior unsecured notes issued	—	—	600.0
Proceeds from term loan facility	—	—	600.0
Proceeds from revolving credit facility	531.0	1,323.0	1,039.0
Payment of revolving credit facility	(791.0)	(1,258.0)	(844.0)
Net proceeds of vehicle floor plan — non-trade	3.3	211.5	84.7
Proceeds from mortgage facilities	—	126.4	—
Payments of mortgage facilities	(6.4)	(4.0)	(37.7)
Payments of notes payable and long-term debt	(3.5)	(3.6)	(3.4)
Proceeds from the exercise of stock options	1.0	96.6	75.7
Tax benefit from stock options	0.3	17.7	18.0
Other	7.0	(1.0)	(16.6)

Net cash used in continuing operations	(510.0)	(135.6)	(199.1)
Net cash provided by (used in) discontinued operations	(22.3)	(0.8)	10.9

Net cash used in financing activities	(532.3)	(136.4)	(188.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78.0	(19.7)	(197.5)
CASH AND CASH EQUIVALENTS at beginning of period	33.0	52.7	250.2

CASH AND CASH EQUIVALENTS at end of period	$111.0	$33.0	$52.7

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2008, we owned and operated 302 new vehicle franchises from 232 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. All of our automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made by AutoNation in the accompanying Consolidated Financial Statements include certain assumptions related to goodwill, intangible, and long-lived assets, allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations, and certain assumptions related to stock-based compensation.

Certain reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to maintain consistency and comparability between periods presented.

In addition, we changed our operating segment structure in the third quarter of 2008. See Note 21 of the Notes to Consolidated Financial Statements for more information.

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

Investments

Investments in marketable securities are included in Other Assets in the accompanying Consolidated Balance Sheets and relate to our self-insurance programs. Restricted investments, included in Other Assets, consist primarily of marketable corporate and government debt securities. Marketable securities include investments in debt and equity securities and are primarily classified as available-for-sale. Investments in debt securities include investment grade corporate bonds, government securities, and other instruments with maturities ranging from 2009 to 2036. Marketable securities are stated at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. Other-than-temporary declines in investment values are recorded as a component of Other Expenses (Income), Net in the Consolidated Income Statements. Fair value is estimated based on quoted market prices.

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

During 2008, we recorded $7.2 million of non-cash impairment charges related to our property and equipment, including property held for sale, to reduce the carrying value of these assets to fair market value. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Income Statements.

We identify property and equipment as held for sale when they meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We reclassify held for sale assets to Other Current Assets and cease recording depreciation. Property held for sale is reported in the “Corporate and other” category of our segment information in Note 21 of the Notes to Consolidated Financial Statements. We had property held for sale of $39.5 million at December 31, 2008, and $10.9 million at December 31, 2007.

Goodwill and Other Intangible Assets, net

We account for acquisitions using the purchase method of accounting. Goodwill consists of the cost of acquired businesses in excess of the fair value of the net assets acquired. Additionally, other intangible assets are

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. See Note 5 of the Notes to Consolidated Financial Statements for more information.

Other Assets

Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, investments in marketable securities, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, notes receivable, restricted assets, and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense in the accompanying Consolidated Income Statements using the effective interest method through maturity.

Other Current Liabilities

Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, finance and insurance chargeback liabilities, deferred revenue, accrued expenses, and customer deposits. Other current liabilities also include other tax accruals, totaling $2.0 million at December 31, 2008, and $72.2 million at December 31, 2007. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

Employee Savings Plan

We offer a 401(k) plan to all of our employees and provided a matching contribution to certain employees that participated of $4.5 million in 2008, $5.1 million in 2007, and $5.3 million in 2006.

In 2005, we established a deferred compensation plan (the “Plan”) to provide certain employees with the opportunity to accumulate assets for retirement on a tax-deferred basis commencing in 2006. Participants in the Plan are allowed to defer a portion of their compensation and are 100% vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to participants in the Plan of $2.3 million in 2008, $2.6 million

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2007, and $2.5 million in 2006. We may also make discretionary contributions. Matching contributions vest over two years from the effective date of the employer’s matching contribution, and discretionary contributions vest three years after the effective date of the discretionary contribution. Certain participants in the Plan are not eligible for matching contributions to our 401(k) plan. The balances due to participants in the Plan were $22.1 million as of December 31, 2008, and $23.2 million as of December 31, 2007, and are included in Other Liabilities in the accompanying Consolidated Balance Sheets.

Effective January 1, 2009, we suspended matching contributions on both the 401(k) plan and the deferred compensation plan in light of the current economic conditions.

Stock-Based Compensation

Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant.

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

During 2006, we had $800.0 million of interest rate hedge instruments (cash flow hedges) mature, consisting of $200.0 million in swaps, which effectively locked in a LIBOR-based rate of 3.0%, and $600.0 million in collars that capped floating rates to a maximum LIBOR-based rate no greater than 2.4%. We held no derivative contracts as of December 31, 2008 and 2007.

Revenue Recognition

Revenue consists of the sales of new and used vehicles, commissions from related finance and insurance products, sales of parts and services, and sales of other products. We recognize revenue (which excludes sales taxes) in the period in which products are sold or services are provided. We also provide automotive services, such as customer-paid repairs and maintenance, as well as repairs and maintenance under manufacturer warranties and extended service contracts. We recognize revenue for these services as they are provided. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered, and payment has been received or financing has been arranged. Rebates, holdbacks, floorplan assistance, and certain other dealer credits received directly from manufacturers are recorded as a reduction of the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later. Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed and (ii) vehicle protection products sold.

We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements, which are recognized as earned. Certain commissions earned from the sales of finance, insurance, and other protection products are subject to chargebacks should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $61.0 million at December 31, 2008, and $62.5 million at December 31, 2007. See Note 20 of the Notes to Consolidated Financial Statements for a discussion regarding chargeback liabilities.

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

Advertising

We expense the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers’ programs, which is typically after we have incurred the corresponding advertising expenses. Advertising expense, net of allowances, was $167.0 million in 2008, $206.6 million in 2007, and $210.5 million in 2006. Advertising allowances from manufacturers were $22.1 million in 2008, $27.2 million in 2007, and $30.5 million in 2006.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not anticipate that the adoption of SFAS No. 141R will have a material impact on our consolidated financial statements, absent any material business combinations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active.

Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008. In accordance with FSP FAS 157-2, we are currently evaluating the potential impact of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2008	2007

Trade receivables	$98.1	$118.3
Manufacturer receivables	110.0	137.4
Other	23.8	54.3

	231.9	310.0
Less: Allowances	(6.2)	(6.4)

	225.7	303.6
Contracts-in-transit and vehicle receivables	149.2	377.4
Income tax refundable (See Note 11)	12.5	21.9

Receivables, net	$387.4	$702.9

Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory at December 31 are as follows:

	2008	2007

New vehicles	$1,591.9	$1,806.1
Used vehicles	149.6	305.2
Parts, accessories, and other	134.5	146.8

	$1,876.0	$2,258.1

The components of vehicle floorplan payables at December 31 are as follows:

	2008	2007

Vehicle floorplan payable — trade	$1,474.4	$1,682.1
Vehicle floorplan payable — non-trade	453.5	440.9

	$1,927.9	$2,123.0

Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.

During 2008, we entered into separate floorplan credit agreements with various lenders to provide a total of $230.0 million to finance a portion of our used vehicle inventory, of which $105.0 million was outstanding at December 31, 2008.

Floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the new floorplan facilities so the lender directly funds

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the manufacturer for the purchase of new vehicle inventory. Floorplan facilities are primarily collateralized by vehicle inventories and related receivables.

Our vehicle floorplan facilities, which utilize LIBOR-based interest rates, averaged 3.9% during 2008 and 6.3% during 2007. At December 31, 2008, aggregate capacity under the floorplan credit facilities to finance vehicles was approximately $2.8 billion, of which $1.9 billion total was outstanding.

4.	PROPERTY AND EQUIPMENT, NET

A summary of property and equipment, net, at December 31 is as follows:

	2008	2007

Land	$892.8	$882.1
Buildings and improvements	1,201.4	1,171.2
Furniture, fixtures, and equipment	515.6	494.6

	2,609.8	2,547.9
Less: accumulated depreciation and amortization	(672.8)	(592.9)

	$1,937.0	$1,955.0

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets, net, at December 31 consist of the following:

	2008	2007

Goodwill	$1,149.1	$3,002.9
Less: accumulated amortization	—	(265.8)

Goodwill, net	$1,149.1	$2,737.1

Franchise rights — indefinite-lived	$173.9	$313.0
Other intangibles	7.6	7.9

	181.5	320.9
Less: accumulated amortization	(3.8)	(4.4)

Other intangible assets, net	$177.7	$316.5

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

During the third quarter of 2008, as a result of the continuing challenging automotive retail environment and the decline in our stock price, we determined that the carrying value of our single reporting unit more likely than not exceeded its fair value, as contemplated by paragraph 28 of SFAS No. 142, Goodwill and Other Intangible Assets. Due to this change in circumstances, we were required to conduct an interim test of our single reporting unit’s goodwill.

The test for goodwill impairment, as defined by SFAS No. 142 is a two-step approach. The first step of the goodwill impairment test requires a determination of whether or not the fair value of a reporting unit is

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We estimate the fair value of our single reporting unit using “market” and “income” valuation approaches. The “market” valuation approach estimates our enterprise value, which is comprised of our market capitalization and our debt. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows (DCF) of our business at a computed weighted average cost of capital as the discount rate. We also consider a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest.

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

This is due to the fact that, prior to our adoption on July 1, 2001, of SFAS No. 141, Business Combinations, and in accordance with applicable accounting standards, we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we are required by SFAS No. 142 to assign value to any previously unrecognized identifiable intangible assets (including such franchise rights, which are substantial) even though such amounts are not separately identified on our Consolidated Balance Sheet.

In the third quarter of 2008, as a result of completing the first step of this interim goodwill impairment test, we determined that the carrying value of our single reporting unit exceeded its fair value, which required us to perform the second step of the goodwill impairment test. Due to the fact that we were required to allocate significant value to our franchise rights assets for the purpose of conducting the second step of the impairment testing, but were not permitted to record the franchise rights assets on the balance sheet, the remaining fair value that was allocated to goodwill was significantly reduced. In effect, we were required by the second step of the impairment testing under SFAS No. 142 to reduce our goodwill by the amount of our unrecognized franchise rights assets, which are substantial (in addition to other adjustments to goodwill resulting from the impairment testing).

The second step of the goodwill impairment test indicated that goodwill was impaired and we recorded an estimated non-cash goodwill impairment charge of $1.47 billion ($1.25 billion after-tax).

Additionally, as discussed in Note 21 of the Notes to Consolidated Financial Statements, we revised our operating segment structure during the quarter ended September 30, 2008, and now have Domestic, Import, and Premium Luxury segments. In connection with this revision to our operating segment structure, we were also required to identify the appropriate reporting units for purposes of testing goodwill for impairment under the revised operating segment structure. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component), and also states that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. We determined that our stores in each of our three operating segments are components, which were then aggregated into three reporting units based on similarities in long-term financial performance expectations, customers, and operating environments of the stores within each segment, among other factors. Accordingly, our segments are also considered our reporting units for the purpose of goodwill impairment testing and we allocated our remaining goodwill (after the aforementioned $1.47 billion non-cash

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill impairment charge) to our three reporting units based on the relative fair values of those reporting units on the date of this change, determined using a net present value model. Since the resulting carrying value of the Domestic reporting unit exceeded its estimated fair value, we were also required to perform the second step of the goodwill impairment test on the goodwill allocated to the Domestic reporting unit. We recorded an additional non-cash goodwill impairment charge of $140.0 million ($119.0 million after-tax) to write-off a portion of the goodwill assigned to the Domestic reporting unit.

We finalized the non-cash goodwill impairment amounts for our single reporting unit and our three new reporting units during the fourth quarter of 2008, and no adjustment was required based on the finalized valuation. The aggregate non-cash goodwill impairment charge resulting from the aforementioned single reporting unit impairment test and the non-cash impairment charge related specifically to our Domestic reporting unit totaled $1.61 billion ($1.37 billion after-tax), all of which is classified as Goodwill Impairment in the accompanying Consolidated Income Statement.

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the year ended December 31, 2008, were as follows:

			Premium	Corporate
	Domestic	Import	Luxury	and other	Consolidated

Goodwill at January 1, 2008	$—	$—	$—	$2,737.1	2,737.1
Acquisitions and other adjustments through September 30, 2008	—	—	—	21.5	21.5
Impairment — Single reporting unit	—	—	—	(1,470.0)	(1,470.0)
Allocations as of September 30, 2008	311.7	506.1	470.0	(1,287.8)	—
Impairment — Domestic	(140.0)	—	—	—	(140.0)
Acquisitions and other adjustments	1.3	—	—	(0.8)	0.5

Goodwill at December 31, 2008	$173.0	$506.1	$470.0	$—	$1,149.1

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

As a result of the continuing challenging automotive retail environment, we also tested our rights under franchise agreements for impairment during the third quarter of 2008, prior to testing goodwill for impairment, as noted above. We recorded non-cash impairment charges of $20.3 million related to rights under certain Domestic stores’ franchise agreements, $16.2 million related to rights under certain Import stores’ franchise agreements, and $104.9 million related to rights under certain Premium Luxury stores’ franchise agreements, for a total of $141.4 million ($87.7 million after-tax). These impairment charges were recorded to reduce the carrying value of those stores’ franchise agreements to estimated fair value. Subsequent to these non-cash franchise rights impairment charges, we had $173.9 million of franchise rights recorded on our balance sheet as of December 31, 2008, of which $5.3 million was related to Domestic stores, $34.1 million was related to Import stores, and $134.5 million was related to Premium Luxury stores.

During the six months ended June 30, 2008, we recorded $5.1 million ($3.0 million after-tax) of non-cash impairment charges related to rights under certain Import stores’ franchise agreements to reduce the carrying

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of those stores’ franchise agreements to estimated fair value. During 2007, we recorded $2.2 million ($1.4 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement to reduce the carrying value of that store’s franchise agreement to estimated fair value.

The decline in the fair value of rights under these stores’ franchise agreements reflects the underperformance relative to expectations of these stores since our acquisition of them, as well as our expectations for the stores’ future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. These non-cash impairment charges are classified as Franchise Rights Impairment in the accompanying Consolidated Income Statements.

6.	INSURANCE

At December 31, 2008 and 2007, current insurance accruals were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance accruals were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2008	2007

Insurance accruals — current portion	$36.8	$39.4
Insurance accruals — long-term portion	40.3	48.2

Total insurance accruals	$77.1	$87.6

7.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt at December 31 are as follows:

	2008	2007

Floating rate senior unsecured notes, due 2013	$194.5	$300.0
7% senior unsecured notes, due 2014	172.6	300.0
Term loan facility, due 2012	600.0	600.0
Revolving credit facility, due 2012	—	260.0
9% senior unsecured notes, due 2008	—	14.1
Mortgage facility, due 2017	233.3	239.7
Other debt, due from 2010 to 2025	58.5	62.0

	1,258.9	1,775.8
Less: current maturities	(33.3)	(23.9)

Long-term debt, net of current maturities	$1,225.6	$1,751.9

Senior Unsecured Notes and Amended Credit Agreement

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $72.4 million at December 31, 2008.

We had no borrowings outstanding under the revolving credit facility at December 31, 2008, leaving $627.6 million of borrowing capacity at December 31, 2008. As of December 31, 2008, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $301 million.

During 2008, we repurchased $105.5 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $79.8 million. We also repurchased $127.4 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $102.3 million.

We recorded a gain of $51.3 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. This gain is classified as Gain on Senior Note Repurchases in the accompanying Consolidated Income Statements. At December 31, 2008, we had outstanding $194.5 million of floating rate senior unsecured notes due April 15, 2013, and $172.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par.

We also committed to repurchase an additional $11.1 million aggregate principal amount of our 7% senior unsecured notes for which settlement occurred subsequent to December 31, 2008. We have reclassified these amounts from long-term to current debt as of December 31, 2008. We will record a gain in the first quarter of 2009 of $3.0 million on the repurchase of these notes, net of the write-off of related unamortized debt issuance costs.

The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, with negative outlook) and Moody’s (Ba2, with negative outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard & Poor’s or Moody’s would result in a 25 basis point increase in the credit spread under our term loan facility, a 20 basis point increase in the credit

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

spread under our revolving credit facility, and a 5 basis point increase in the facility fee applicable to our revolving credit facility.

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

At December 31, 2008, we had $233.3 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. In connection with this refinancing, in 2007 we received net proceeds of approximately $126.4 million and recorded $1.0 million of expenses, which are included as a component of Other Interest Expense in the accompanying Consolidated Income Statements. Prior to this refinancing, the facility utilized LIBOR-based interest rates, which averaged 6.54% for 2007. Repayment of the mortgage facility is subject to a prepayment penalty.

During 2000, we entered into a sale-leaseback transaction involving our corporate headquarters facility that resulted in net proceeds of approximately $52.1 million. This transaction was accounted for as a financing lease, wherein the property remains on the books and continues to be depreciated. The gain on this transaction has been deferred and will be recognized at the end of the lease term, including renewals. The remaining obligation related to this transaction of $38.1 million at December 31, 2008, and $40.4 million at December 31, 2007, is included in Other Debt in the above table.

Restrictions and Covenants

Our amended credit agreement, the indenture for our floating rate and 7% senior unsecured notes, our vehicle floorplan payable facilities, and our mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to declare cash dividends, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

For example, under the amended credit agreement, we are required to remain in compliance with a maximum consolidated leverage ratio, as defined (3.0 times through September 30, 2009, after which it will revert to 2.75 times). In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to remain in compliance with a maximum capitalization ratio (65%), as defined.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indenture for the floating rate and 7% senior unsecured notes would be eliminated with an upgrade of our senior unsecured credit ratings to investment grade by either Standard & Poor’s or Moody’s.

At December 31, 2008, aggregate maturities of notes payable and long-term debt, excluding vehicle floorplan payable, were as follows:

Year Ending December 31:
2009	$33.3
2010	42.8
2011	8.0
2012	608.5
2013	203.6
Thereafter	362.7

$1,258.9

8.	COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

We lease real property, equipment, and software under various operating leases, most of which have terms from one to twenty years. We account for leases under SFAS No. 13, Accounting for Leases, and other related authoritative literature.

Expenses under real property, equipment, and software leases were $62.6 million in 2008, $64.5 million in 2007, and $56.0 million in 2006. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options and escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2008, are as follows:

Year Ending December 31:
2009	$51.9
2010	46.7
2011	47.1
2012	45.0
2013	40.8
Thereafter	337.8

569.3
Less: sublease rentals	(8.6)

$560.7

Other Matters

AutoNation, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by our subsidiaries of their respective dealership premises. Pursuant to these leases, our subsidiaries generally agree to indemnify the lessor and other related parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, we enter into agreements with third parties in connection with the sale of assets or businesses in which we agree to indemnify the purchaser or related parties from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, we enter into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, our liability would be limited by the terms of the applicable agreement.

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. During 2008, we recorded a pre-tax charge of $1.2 million related to an obligation under a lease for which the sublessee did not perform. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $85 million at December 31, 2008. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

At December 31, 2008, surety bonds, letters of credit, and cash deposits totaled $110.2 million, including $72.4 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, consolidated results of

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. We do not have any material known environmental commitments or contingencies.

9.	SHAREHOLDERS’ EQUITY

A summary of yearly repurchase activity follows:

	Shares	Aggregate
Year Ended December 31:	Repurchased	Purchase Price

2008	3.8	$54.1
2007	33.2	$645.7
2006	61.2	$1,380.6

As discussed in Note 7 of the Notes to Consolidated Financial Statements, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to an equity tender offer in April 2006. After the completion of the equity tender offer, we repurchased an additional 11.2 million shares of our common stock for a purchase price of $228.9 million during the remainder of 2006, for a total of 61.2 million shares repurchased for an aggregate purchase price of $1.38 billion in 2006.

Our Board of Directors authorized a $500.0 million share repurchase program in April 2007, and an additional $250.0 million share repurchase program in October 2007. We repurchased 33.2 million shares of our common stock for an aggregate purchase price of $645.7 million (average purchase price per share of $19.43) during the year ended December 31, 2007.

During 2008, we repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37). As of December 31, 2008, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes.

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

Proceeds from the exercise of stock options were $1.0 million in 2008, $96.6 million in 2007, and $75.7 million in 2006.

10.	STOCK-BASED COMPENSATION

On March 14, 2008, our Board of Directors, upon the recommendation of its Compensation Committee, approved a new employee equity and incentive plan (“2008 Plan”), which was approved by our stockholders at our Annual Meeting of Stockholders held on May 7, 2008. The 2008 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. A maximum of 12.0 million shares may be issued under the 2008 Plan, provided that no more than 2.0 million shares may be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. Under the 2008 Plan, options and stock appreciation rights are granted at a

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price equal to or above the closing price of our common stock on the date such awards are granted, or if the date of grant is not a trading day, on the next trading day.

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

Stock Options

Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant.

We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense over the requisite service period of the grants on a straight-line basis. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, the related compensation cost for awards granted subsequent to our adoption on January 1, 2006, of SFAS No. 123 (revised 2004), Shared-Based Payment, must be recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible. During the second quarter of 2008, we corrected our expense attribution method to reflect this requirement and recognized $5.3 million ($3.1 million after-tax) of additional stock compensation expense. This correction was immaterial to the three months ended June 30, 2008, and to the year ended December 31, 2008, as well as to all prior quarterly and annual periods.

The following table summarizes the assumptions used relating to the valuation of our stock options during 2008 and 2007:

	2008	2007	2006

Risk-free interest rate	3.24% — 4.87%	3.06% — 4.87%	2.99% — 5.16%
Expected dividend yield	—	—	—
Expected term	4 — 7 years	4 — 7 years	4 — 7 years
Expected volatility	20% — 40%	20% — 40%	32% — 40%

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity during 2008:

	Stock Options
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
	(In millions)			(In millions)

Options outstanding at January 1	14.2	$16.67
Granted*	1.4	$10.66
Exercised	(0.1)	$10.71
Forfeited	(0.4)	$19.29
Expired	(0.5)	$18.93

Options outstanding at December 31	14.6	$16.01	5.5	$3.2

Options exercisable at December 31	10.6	$15.61	4.4	$3.2
Options available for future grants at December 31	12.3

*	The options granted during 2008, are primarily related to our employee annual stock award grant in July 2008.

The weighted average grant-date fair value of stock options granted was $4.31 in 2008, $7.34 in 2007, and $8.21 in 2006. The total intrinsic value of stock options exercised was $0.3 million in 2008, $51.7 million in 2007, and $47.5 million in 2006.

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

The following table summarizes information about vested and unvested restricted stock for 2008:

	Restricted Stock
		Weighted-Average
		Grant Date Fair
	Shares	Value
	(In millions)

Nonvested at January 1	—	$—
Granted **	0.2	$10.17
Vested	—	$—
Forfeited	—	$—
Nonvested at December 31	0.2	$10.17

**	The restricted stock awards granted during 2008 are primarily related to our principal annual stock award grant in July 2008.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Expense

The following table summarizes the total stock-based compensation expense recognized in selling, general, and administrative expenses in the 2008 and 2007 Consolidated Income Statements:

	2008	2007	2006

Stock options(1)	$20.6	$15.3	$15.2
Restricted stock	0.4	—	—

Total stock-based compensation expense	$21.0	$15.3	$15.2

(1)	Stock compensation expense increased during 2008, as compared to the prior year, as a result of a change in our expense attribution method made in the second quarter of 2008 to reflect accelerated stock-based compensation expense for employees who are or will become retirement-eligible prior to the stated vesting period of the award. Stock compensation expense for 2008 includes $5.3 million of additional stock compensation expense that was recorded in the second quarter of 2008 to reflect the correction of our expense attribution method.

As of December 31, 2008, there was $15.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $14.3 million relates to stock options and $1.5 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.5 years.

11.	INCOME TAXES

The components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2008	2007	2006

Current:
Federal	$101.7	$143.2	$164.3
State	16.9	23.3	26.8
Federal and state deferred	(267.4)	10.6	19.7
Change in valuation allowance, net	0.1	—	(2.3)
Adjustments and settlements	(48.6)	(5.4)	0.6

Income tax provision (benefit)	$(197.3)	$171.7	$209.1

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax provision (benefit) calculated using the statutory federal income tax rate to our income tax provision (benefit) from continuing operations for the years ended December 31 is as follows:

	2008	%	2007	%	2006	%

Provision for income taxes at statutory rate of 35%	$(498.0)	35.0	$161.1	35.0	$188.2	35.0
Non-deductible expenses	347.6	(24.4)	3.6	0.8	3.2	0.6
State income taxes, net of federal benefit	(11.3)	0.8	12.3	2.7	19.3	3.6

	(161.7)	11.4	177.0	38.5	210.7	39.2
Change in valuation allowance, net	0.1	—	—	—	(2.3)	(0.4)
Adjustments and settlements, net	(35.7)	2.5	(5.3)	(1.2)	0.7	0.1

Income tax provision (benefit)	$(197.3)	13.9	$171.7	37.3	$209.1	38.9

Deferred income tax asset and liability components at December 31 are as follows:

	2008	2007

Deferred income tax assets:
Inventory	$(10.4)	$(10.9)
Receivable reserves	(5.8)	(3.7)
Warranty, chargeback and self-insurance liabilities	(49.8)	(55.3)
Other accrued liabilities	(39.6)	(43.0)
Federal and state tax benefits	(9.9)	(22.8)
Other, net	(39.5)	(36.0)
Loss carryforwards — Federal and state	(17.7)	(21.2)

	(172.7)	(192.9)

Valuation allowances	9.3	13.3
Deferred income tax liabilities:
Long-lived assets (intangibles and property)	28.9	307.2
Other, net	17.6	5.6

	46.5	312.8

Net deferred income tax (assets) liabilities	$(116.9)	$133.2

We had $65.7 million of current deferred income tax assets and $51.2 million of non-current deferred income tax assets at December 31, 2008, and $87.5 million of current deferred income tax assets at December 31, 2007. Current deferred income tax assets are classified as Other Current Assets, and non-current deferred income tax assets are classified as Other Assets in the accompanying Consolidated Balance Sheets.

Income taxes refundable included in Receivables, net, totaled $12.5 million at December 31, 2008, and $21.9 million at December 31, 2007.

At December 31, 2008, we had $1.9 million of federal capital loss carryforwards, approximately $305 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $5.4 million of state tax credits, all of which result in a deferred tax asset of $17.7 million and expire from 2009 through 2029. At December 31, 2008, we had $9.3 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the purchase method of accounting.

During 2008, our unrecognized tax benefits were reduced by approximately $35 million (net of tax effect) as a result of the expiration of a statute of limitations in October 2008.

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

We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. During the fourth quarter of 2008, the IRS concluded its examination of tax years 2002 to 2004, which resulted in a refund of $3.6 million. Currently, the IRS is auditing the tax years from 2005 to 2006. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $2 million (net of tax effect) in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008

Balance at January 1	$35.3
Reductions for tax positions of prior years	(25.5)
Settlements	(0.2)

Balance at December 31	$9.6

As of December 31, 2008, we have accumulated interest and penalties associated with these unrecognized tax benefits of $5.0 million, of which $1.3 million of interest was accrued during 2008. We additionally have a deferred tax asset of $5.3 million related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset is $9.3 million, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Assets and Other Liabilities in the Consolidated Balance Sheets.

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. During 2008 and 2007, we recognized $0.8 million and $3.6 million (each net of tax effect), respectively, of interest and no penalties as part of the provision for income taxes in the Consolidated Income Statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2009.

12.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

	2008	2007	2006

Weighted average shares outstanding used to calculate basic earnings per share	177.8	198.3	225.2
Effect of dilutive options	—	1.7	4.1

Weighted average common and common equivalent shares used to calculate diluted earnings per share	177.8	200.0	229.3

As discussed in Note 7 of the Notes to Consolidated Financial Statements, in April 2006 we repurchased 50 million shares of our common stock pursuant to an equity tender offer. For year ended December 31, 2008, no options or restricted stock were included in the computation of diluted loss per share because we reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive. Anti-dilutive options totaling 6.6 million for 2007 and 5.5 million for 2006 have been excluded from the computation of diluted earnings (loss) per share.

13.	DISCONTINUED OPERATIONS

Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement.

We received proceeds (net of cash relinquished) of $49.6 million during 2008, $55.1 million during 2007, and $24.0 million during 2006 related to discontinued operations. We classified 9 stores during 2008, 17 stores during 2007, and 17 stores during 2006 as discontinued operations.

The accompanying Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information in Note 21 below. Selected income statement data for our discontinued operations is as follows:

	2008	2007	2006

Total revenue	$156.1	$604.1	$1,095.9

Pre-tax loss from discontinued operations	$(12.7)	$(5.4)	$(6.4)
Pre-tax gain (loss) on disposal of discontinued operations	(8.1)	4.2	(6.6)

	(20.8)	(1.2)	(13.0)
Income tax expense (benefit)	(3.1)	8.8	(0.9)

Loss from discontinued operations, net of income taxes	$(17.7)	$(10.0)	$(12.1)

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	December 31,	December 31,
	2008	2007

Inventory	$1.5	$75.5
Other current assets	2.4	15.2
Property and equipment, net	31.9	45.4
Goodwill	5.2	29.7
Franchise rights	—	3.4
Other non-current assets	0.1	0.2

Total assets	$41.1	$169.4

Vehicle floorplan payable-trade	$0.4	$42.2
Vehicle floorplan payable-non-trade	0.7	23.0
Other current liabilities	3.8	11.0

Total liabilities	$4.9	$76.2

Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

14.	OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss), net of income taxes, are as follows for the years ended December 31:

	2008			2007			2006
	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
	Amount	Effect	Amount	Amount	Effect	Amount	Amount	Effect	Amount

Unrealized gains (losses) on cash flow hedges, restricted investments and marketable securities	$(0.8)	$0.3	$(0.5)	$0.3	$(0.1)	$0.2	$(3.6)	$1.4	$(2.2)

The Accumulated Other Comprehensive Loss in the accompanying Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) is $0.7 million at December 31, 2008, $0.2 million at December 31, 2007, and $0.4 million at December 31, 2006.

15.	ACQUISITIONS

We acquired various automotive retail franchises and related assets during the years ended December 31, 2008, 2007, and 2006. We paid in cash approximately $32.2 million in 2008, $6.7 million in 2007, and $166.5 million in 2006 for automotive retail acquisitions. We also paid $0.2 million in 2006 in deferred purchase price for certain prior year automotive retail acquisitions. During 2008, we acquired three automotive retail franchises and other related assets, ten in 2007, and five in 2006. We have accrued $0.5 million at December 31, 2007, of deferred purchase price due to former owners of acquired businesses, which is included in Other Current Liabilities in the accompanying Consolidated Balance Sheets.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocations for the business combination in 2008 are tentative and subject to final adjustment. Purchase price allocations for business combinations accounted for under the purchase method of accounting for the years ended December 31 were as follows:

	2008	2007	2006

Accounts receivable	$—	$—	$5.6
Inventory	10.5	20.0	45.3
Property and equipment	0.4	1.6	7.1
Goodwill	21.7	2.5	81.3
Franchise rights — indefinite lived	7.6	2.0	88.0
Other intangibles subject to amortization	—	—	1.7
Other assets	0.1	—	11.5
Vehicle floorplan payable-trade	—	—	(13.4)
Vehicle floorplan payable-non-trade	(9.2)	(18.7)	(34.8)
Other liabilities	(0.8)	(0.7)	(25.8)

	30.3	6.7	166.5
Reduction in obligation to manufacturer	1.9	—	—
Cash paid in deferred purchase price	—	—	0.2

Cash used in business acquisitions, net of cash acquired	$32.2	$6.7	$166.7

We anticipate that substantially all of the goodwill recorded in 2008, 2007, and 2006 will be deductible for federal income tax purposes.

Our unaudited pro forma consolidated results of operations assuming 2008 and 2007 acquisitions had occurred at January 1, 2007, are as follows for the years ended December 31:

	2008	2007

Revenue	$14,161.6	$17,426.6
Net income (loss)	$(1,242.7)	$280.8
Diluted earnings (loss) per share	$(6.99)	$1.40

The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of AutoNation or what the results of operations would have been had we owned and operated these businesses as of the beginning of each period presented.

16.	RELATED PARTY TRANSACTIONS

It is our policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party. As discussed in Note 7 and Note 9 of the Notes to Consolidated Financial Statements, we purchased 50 million shares of our common stock at $23 per share for an aggregate purchase price of $1.15 billion pursuant to an equity tender offer in April 2006 that we made to all stockholders on the same terms. Prior to the tender offer, ESL Investments, Inc. and certain of its investment affiliates agreed to tender all of their shares in the tender offer. As part of the tender offer, we purchased 807,183 shares of our common stock that were beneficially owned by Michael E. Maroone, our President and Chief Operating Officer and one of our directors, and 20,353,844 shares from ESL Investments, Inc., and its investment affiliates. At the time of the tender offer, Edward S. Lampert served as one of our directors and as the Chief Executive Officer of ESL Investments, Inc., and William C. Crowley served as one

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our directors and as the President and Chief Operating Officer of ESL Investments, Inc. There were no other material transactions with related parties in the years ended December 31, 2008, 2007, or 2006.

In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquires 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. Also a party to both the Honda and Toyota Agreements is ESL, our largest shareholder. As of February 6, 2009, ESL beneficially owned approximately 45% of the outstanding shares of our common stock.

Under the terms of the Honda Agreement, Honda has agreed not to assert its right to purchase our Honda and Acura franchises and/or similar remedies under the manufacturer framework agreement between Honda and the Company in the event that ESL acquires 50% or more of our common stock. If ESL acquires more than 50% of our common stock, ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. In addition, we have agreed to ensure that a majority of our Board is independent of both the Company and ESL under existing New York Stock Exchange (“NYSE”) listing standards. Furthermore, the Honda Agreement provides that Honda’s consent does not apply to a “going private” transaction under Rule 13e-3 of the Securities Exchange Act of 1934. The terms and conditions of the Honda Agreement will only apply at such time and for so long as ESL owns more than 50% of our common stock.

Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between Toyota and the Company in the event that ESL acquires 50% or more of our common stock. If ESL acquires more than 50% of our common stock, ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within nine (9) months or its voting interest will be limited to 25%, and if ESL does not divest such shares within eighteen (18) months, it will lose all voting rights until it divests such shares. The terms and conditions of the Toyota Agreement will only apply at such time and for so long as ESL owns more than 50% of our common stock and will terminate on December 31, 2009 with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions, and Toyota shall not unreasonably withhold or delay its consent thereto.

In addition, in January 2009, our Board authorized and approved a separate letter agreement between the Company and ESL in which ESL has agreed to vote shares of our common stock owned by ESL in excess of 45% in the same proportion as all non-ESL-owned shares are voted. The ESL Agreement expires on January 28, 2010, unless extended by mutual agreement of the parties.

We have also entered into separate letter agreements with certain other manufacturers that eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. ESL is not a party to any of those agreements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	CASH FLOW INFORMATION

We consider all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.

We made interest payments of $178.2 million in 2008, $250.8 million in 2007, and $240.6 million in 2006, including interest on vehicle inventory financing. We made income tax payments of $99.9 million in 2008, $147.9 million in 2007, and $278.3 million in 2006. In February 2006, we made estimated state tax and federal tax payments totaling approximately $100 million, primarily related to provisions for the third and fourth quarter of 2005.

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

The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

•	Cash and cash equivalents, trade and manufacturer receivables, other current assets, vehicle floorplan payable, accounts payable, other current liabilities, and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature.

•	Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. The carrying amount and fair value of our investments in marketable securities totaled $6.8 million at December 31, 2008, and $18.5 million at December 31, 2007.

•	Fixed rate debt: The fair value of fixed rate debt is based on borrowing rates currently available to the Company for debt with similar terms and maturities. The carrying amounts of our fixed rate debt primarily consisting of amounts outstanding under our senior unsecured notes and mortgages totaled $465.1 million at December 31, 2008, and $595.2 million at December 31, 2007, with a fair value of $377.8 million in 2008 and $578.9 million in 2007.

19.	BUSINESS AND CREDIT CONCENTRATIONS

Our results of operations for 2008 reflected a challenging and volatile automotive retail market impacted by the unfavorable economic conditions in the United States, including the continued turbulence in the credit and housing markets. Volatility in fuel prices impacted consumer preferences and caused dramatic swings in consumer demand for various vehicle models, which led to supply and demand imbalances. Additionally, tight credit conditions limited the ability of some of our customers to purchase vehicles, as well as finance and insurance products.

We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2008 and 2007, approximately 50% of our new vehicle revenue was generated by our stores in California and Florida. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing,

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $110.0 million at December 31, 2008, and $137.4 million at December 31, 2007. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.

We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Additionally, we finance our new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing.

Our Ford, General Motors, and Chrysler stores represented 13%, 12%, and 5% of our new vehicle revenue in 2008, respectively, and 14%, 14%, and 6% of our new vehicle revenue in 2007, respectively. While the domestic manufacturers have underperformed relative to their import and premium luxury competitors over the past several years, the performance gap widened in 2008, due in part to the unfavorable economic conditions in the United States, which disproportionately impacted the domestic manufacturers. Recent government assistance has been provided to certain domestic manufacturers, but the future viability of some or all of the domestic manufacturers may be dependent on additional government assistance. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer such as Ford, General Motors, or Chrysler.

In the event of such a bankruptcy, among other things, (i) the manufacturer could attempt to terminate our floorplan financing or all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) consumer demand for their products could be materially adversely affected, (iii) we may be unable to obtain financing for our new vehicle inventory, or to arrange financing for our customers for their vehicle purchases and leases, through the manufacturer’s captive finance subsidiary, in which case we would be required to seek financing with alternate finance sources, which may be difficult to obtain on similar terms, if at all, and (iv) we may be unable to collect some or all of our significant receivables that are due from such manufacturers and we may be subject to preference claims relating to payments made by manufacturers prior to bankruptcy. Additionally, these events may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations, financial condition, and our ability to remain in compliance with the financial ratios contained in our debt agreements. At December 31, 2008, we had approximately $49.3 million in accounts receivable, $768.1 million of inventory, $721.8 million of fixed assets, and $178.3 million of intangible assets related to our domestic franchises. There are other uncertainties surrounding the potential impact of a domestic manufacturer bankruptcy, such as the impact on warranties provided to vehicle purchasers and the availability of parts and services needed to maintain and repair vehicles.

Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2008, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

20.	CHARGEBACK RESERVES

We may be charged back for commissions related to financing, insurance, or vehicle protection products in the event of early termination of the contracts by customers (“chargebacks”). These commissions are recorded at the time of the sale of the vehicles, net of an estimated liability for chargebacks. The following is

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a rollforward of our estimated chargeback liability for each of the three years presented in our consolidated financial statements:

	2008	2007	2006

Balance — January 1	$62.5	$70.1	$67.7
Add: Provisions	49.8	45.7	56.0
Deduct: Chargebacks	(51.3)	(53.3)	(53.6)

Balance — December 31	$61.0	$62.5	$70.1

21.	SEGMENT INFORMATION

Prior to the third quarter of 2008, we had a single operating segment. In the third quarter of 2008, our domestic franchises were disproportionately impacted by the unfavorable economic conditions in the United States, which included high fuel prices, turmoil in the credit markets, general economic uncertainty, and a decline in consumer confidence. Our domestic franchises derive a greater proportion of their revenue and earnings from sales of trucks and sport-utility vehicles, and, as a result of the increase in fuel prices during that period, demand shifted away from those types of vehicles to smaller, more fuel-efficient cars. Additionally, a reduction in the availability of favorable customer financing from the finance captives of domestic manufacturers, including the discontinuation or limitation of certain lease programs for domestic vehicles, contributed to the disproportionate decline in sales volume from our domestic franchises.

In response to the difficult conditions in the automotive retail market and the outlook for the automotive industry and, in particular, the domestic manufacturers, our chief operating decision maker (our “CODM”), who is our Chief Executive Officer, made changes to his management approach and began allocating resources and assessing performance based on financial information for our domestic, import, and premium luxury brands. Our CODM directed a review of the profitability, strategic fit, and potential marketability of each of the stores in our store portfolio. Our Corporate Development team reviewed our store portfolio and recommended to our CODM the divestiture of certain underperforming stores, which were primarily domestic. Our CODM approved the recommendations of our Corporate Development team, reaffirmed our overall brand portfolio strategy to increase our mix of import and premium luxury stores, and realigned our planning and reporting efforts to focus on domestic, import, and premium luxury brands as separate segments of our business.

As a result of these actions, in the third quarter of 2008, we determined that under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we had three operating segments: (1) Domestic, (2) Import, and (3) Premium Luxury. We have determined that our three operating segments also represent our reportable segments. Our CODM may in the future, based on our results of operations or developments in the automotive retail market, make further changes to his management approach that could impact our operating segment structure.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Corporate and other” is comprised of our other businesses, including collision centers, E-commerce activities, and auction operations, each of which generates revenues, as well as unallocated corporate overhead expenses.

Reportable segment revenues, income (loss), floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

Revenues:
Domestic	$4,927.2	$6,562.9	$7,310.3
Import	5,449.9	6,397.9	6,577.3
Premium Luxury	3,645.2	4,272.8	4,173.5
Corporate and other	109.6	112.9	157.4

Total revenues	$14,131.9	$17,346.5	$18,218.5

	Years Ended December 31,
	2008	2007	2006

Segment income (loss)*:
Domestic	$107.1	$204.5	$225.1
Import	187.9	250.0	252.5
Premium Luxury	184.2	226.2	231.0
Corporate and other	(1,861.4)	(108.3)	(58.2)

Total segment income (loss)	(1,382.2)	572.4	650.4
Other interest expense	(89.4)	(114.1)	(90.8)
Gain on senior note repurchases	51.3	—	—
Other interest expense — senior note repurchases	—	—	(34.5)
Interest income	2.2	3.4	8.3
Other gains (losses), net	(4.6)	(1.3)	4.7

Income (loss) from continuing operations before income taxes	$(1,422.7)	$460.4	$538.1

*	Segment income (loss) is defined as operating income net of floorplan interest expense.

	Years Ended December 31,
	2008	2007	2006

Floorplan interest expense:
Domestic	$(39.9)	$(64.6)	$(77.8)
Import	(31.6)	(47.2)	(42.3)
Premium Luxury	(19.7)	(26.1)	(24.6)
Corporate and other	3.8	8.9	12.2

Total floorplan interest expense	$(87.4)	$(129.0)	$(132.5)

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2008	2007	2006

Depreciation and amortization:
Domestic	$26.9	$28.0	$27.3
Import	21.2	21.0	19.2
Premium Luxury	16.7	14.6	12.8
Corporate and other	26.0	26.7	20.7

Total depreciation and amortization	$90.8	$90.3	$80.0

	2008	2007

Assets:
Domestic	$1,639.5	$2,060.3
Import	1,370.4	1,554.7
Premium Luxury	965.9	1,000.2
Corporate and other:
Goodwill	1,149.1	2,737.1
Franchise rights	173.9	313.0
Other Corporate and other assets	715.3	814.3

Total assets	$6,014.1	$8,479.6

	2008	2007	2006

Capital expenditures:
Domestic	$31.8	$15.8	$34.0
Import	48.4	24.7	76.5
Premium Luxury	32.7	104.3	51.9
Corporate and other:	4.5	14.9	12.6

Total capital expenditures	$117.4	$159.7	$175.0

As discussed in Note 5 of the Notes to Consolidated Financial Statements, we recorded non-cash goodwill impairment charges of $1.61 billion ($1.37 billion, net of tax) and non-cash impairment charges of $146.5 million ($90.8 million after-tax) related to our franchise rights intangible assets during 2008. These non-cash impairment charges are recorded in Corporate and other.

22.	QUARTERLY INFORMATION (UNAUDITED)

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2008 and 2007:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Revenue	2008	$3,969.5	$3,885.3	$3,540.2	$2,736.9
	2007	$4,259.7	$4,439.8	$4,507.3	$4,139.7
Gross profit	2008	$664.2	$643.0	$591.5	$480.8
	2007	$711.2	$708.0	$713.3	$660.8
Operating income (loss) (1)	2008	$147.2	$131.2	$(1,637.4)	$64.2
	2007	$184.7	$183.0	$185.5	$148.2
Income (loss) from continuing operations (1)	2008	$56.1	$52.9	$(1,404.5)	$70.1
	2007	$82.2	$79.1	$76.8	$50.6
Net income (loss) (1)	2008	$50.7	$51.8	$(1,412.7)	$67.1
	2007	$77.6	$77.3	$72.1	$51.7
Basic earnings (loss) per share from continuing operations (1) (2)	2008	$0.31	$0.30	$(7.95)	$0.40
	2007	$0.40	$0.38	$0.39	$0.28
Diluted earnings (loss) per share from continuing operations (1) (2)	2008	$0.31	$0.30	$(7.95)	$0.40
	2007	$0.39	$0.38	$0.39	$0.28

(1)	During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. See Note 5 of the Notes to Consolidated Financial Statements for more information.

(2)	Quarterly basic and diluted earnings (loss) per share from continuing operations may not equal total earnings per share for the year as reported in the Consolidated Income Statements due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations and certain accounts receivable). We have substantially implemented the core phase in 224 of our 232 stores as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of AutoNation” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.

We have adopted a Code of Business Ethics applicable to all employees. In addition, we have adopted a Code of Ethics for Senior Officers applicable to our principal executive officer, principal financial officer, principal accounting officer, and other senior officers and a Code of Ethics for Directors applicable to our directors. These codes are available on our Investor Relations web site at corp.autonation.com/investors. In the event that we amend or waive any of the provisions of the Code of Ethics for Senior Officers that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations web site.

The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements. The Consolidated Financial Statements of AutoNation are set forth in Part II, Item 8 of this Form 10-K.

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

AUTONATION, INC.
(Registrant)

By:
/s/  Michael J. Jackson
     Michael J. Jackson, Chairman of the
     Board and Chief Executive Officer
     February 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Jackson Michael J. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 16, 2009

/s/ Michael J. Short Michael J. Short	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2009

/s/ Michael J. Stephan Michael J. Stephan	Vice President – Corporate Controller (Principal Accounting Officer)	February 16, 2009

/s/ Rick L. Burdick Rick L. Burdick	Director	February 16, 2009

/s/ William C. Crowley William C. Crowley	Director	February 16, 2009

/s/ David B. Edelson David B. Edelson	Director	February 16, 2009

/s/ Kim C. Goodman Kim C. Goodman	Director	February 16, 2009

/s/ Robert R. Grusky Robert R. Grusky	Director	February 16, 2009

/s/ Michael E. Maroone Michael E. Maroone	Director	February 16, 2009

/s/ Carlos A. Migoya Carlos A. Migoya	Director	February 16, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing
Number	Exhibit Description	Form	File Number	Exhibit	Date

3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	2/8/08
4.1	Indenture, dated April 12, 2006 (the “2006 Indenture”), relating to the issuance of $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014.	8-K	001-13107	4.1	4/28/06
4.2	Supplemental Indenture, dated August 17, 2006, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	S-4	333-136949	4.7	8/29/06
4.3	Supplemental Indenture, dated January 24, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.9	2/28/08
4.4	Supplemental Indenture, dated March 19, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.10	2/28/08
4.5	Supplemental Indenture, dated October 18, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.11	2/28/08
4.6	Supplemental Indenture, dated March 11, 2008, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.2	4/25/08
4.7	Supplemental Indenture, dated August 12, 2008, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.1	11/7/08
4.8	Form of floating rate senior unsecured notes due 2013 (included in Exhibit 4.1).	S-4	333-136949	4.7	8/29/06
4.9	Form of 7% senior unsecured notes due 2014 (included in Exhibit 4.1).	S-4	333-136949	4.7	8/29/06
4.10	First Amendment, dated April 12, 2006, to Five-year Credit Agreement, dated July 14, 2005, amending and restating the Five-year Credit Agreement (the “Amended Credit Agreement”).	8-K	001-13107	10.1	4/28/06
4.11	Second Amendment, dated July 18, 2007, to the Amended Credit Agreement.	10-Q	001-13107	4.1	10/25/07
4.12	Third Amendment, dated March 26, 2008, to the Amended Credit Agreement.	10-Q	001-13107	4.1	4/25/08
4.13	Registration Rights Agreement dated April 12, 2006, between AutoNation, the Guarantors named therein and the Initial Purchasers named therein, relating to the $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014.	S-4	333-136949	4.10	8/29/06
4.14	AutoNation is a party to certain long-term debt agreements where the amount involved does not exceed 10% of AutoNation’s total assets. AutoNation agrees to furnish a copy of any such agreements to the Commission upon request.

			Incorporated by Reference
Exhibit						Filing
Number		Exhibit Description	Form	File Number	Exhibit	Date

10.1		AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date.	10-Q	001-13107	10.2	8/14/00
10.2		AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3		Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4		AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5		AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10	.6*	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.
10.7		Employment Agreement dated July 25, 2007, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer.	8-K	001-13107	10.1	7/26/07
10.8		Letter Agreement dated March 26, 1999, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.	10-Q	001-13107	10.1	11/12/99
10.9		Employment Agreement dated July 25, 2007, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.	8-K	001-13107	10.2	7/26/07
10.10		Employment Letter dated December 27, 2006, between AutoNation, Inc. and Michael J. Short, Executive Vice President and Chief Financial Officer.	8-K	001-13107	10.1	1/5/07
10.11		Letter Agreement, dated March 6, 2006, regarding agreement by ESL Investments, Inc. and certain affiliated entities to tender all of their AutoNation shares in AutoNation’s cash tender offer to purchase up to 50 million shares of common stock.	8-K	001-13107	10.1	3/7/06
10.12		AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.13		AutoNation, Inc. Senior Executive Incentive Bonus Plan.	10-K	001-13107	10.18	2/28/07
10.14		AutoNation, Inc. 2008 Employee Equity and Incentive Plan.	10-Q	001-13107	10.1	4/25/08
10.15		Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock options plans other than the 2008 Employee Equity and Incentive Plan.	10-K	001-13107	10.12	2/24/05
10	.16*	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).
10	.17*	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).
10	.18*	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).
10	.19*	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).

			Incorporated by Reference
Exhibit						Filing
Number		Exhibit Description	Form	File Number	Exhibit	Date

10.20		Letter Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.21		Letter Agreement, dated January 28, 2009, between AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.2	1/29/09
10.22		Letter Agreement, dated January 28, 2009, between AutoNation, Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.3	1/29/09
18.1		KPMG LLP Preferability Letter dated July 24, 2008.	10-Q	001-13107	18.1	7/25/08
21	.1*	Subsidiaries of AutoNation, Inc.
23	.1*	Consent of KPMG LLP.
31	.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31	.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32	.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32	.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	Filed herewith

**	Furnished herewith

Exhibits 10.1 through 10.19 are management contracts or compensatory plans, contracts, or arrangements.