Form 10-Q
period 2009-03-31
AUTONATION INC /FL
filed 2009-04-24
CIK 350698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 20, 2009, the registrant had 177,106,914 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$62.0	$110.5
Receivables, net	336.3	378.9
Inventory	1,553.4	1,805.8
Other current assets	303.3	328.2

Total Current Assets	2,255.0	2,623.4

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $608.3 million and $653.2 million, respectively	1,854.8	1,888.1
GOODWILL, NET (Note 4)	1,136.6	1,136.4
OTHER INTANGIBLE ASSETS, NET (Note 4)	177.6	177.7
OTHER ASSETS	161.9	188.5

Total Assets	$5,585.9	$6,014.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,134.4	$1,388.1
Vehicle floorplan payable - non-trade	370.0	470.1
Accounts payable	134.4	136.9
Notes payable and current maturities of long-term obligations	13.9	33.3
Other current liabilities	441.8	427.4

Total Current Liabilities	2,094.5	2,455.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,127.0	1,225.6
DEFERRED INCOME TAXES	-	-
OTHER LIABILITIES	127.7	134.6
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at March 31, 2009, and December 31, 2008, including shares held in treasury	1.9	1.9
Additional paid-in capital	485.3	481.8
Retained earnings	2,057.6	2,023.0
Accumulated other comprehensive loss	(0.7)	(0.7)
Treasury stock, at cost; 16,496,603 and 16,708,866 shares held, respectively	(307.4)	(307.9)

Total Shareholders’ Equity	2,236.7	2,198.1

Total Liabilities and Shareholders’ Equity	$5,585.9	$6,014.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue:
New vehicle	$1,213.9	$2,125.5
Used vehicle	612.7	934.4
Parts and service	554.4	622.4
Finance and insurance, net	78.7	140.2
Other	13.4	16.8

TOTAL REVENUE	2,473.1	3,839.3

Cost of Sales:
New vehicle	1,138.3	1,983.9
Used vehicle	547.1	853.8
Parts and service	311.0	351.2
Other	6.1	7.2

TOTAL COST OF SALES	2,002.5	3,196.1

Gross Profit:
New vehicle	75.6	141.6
Used vehicle	65.6	80.6
Parts and service	243.4	271.2
Finance and insurance	78.7	140.2
Other	7.3	9.6

TOTAL GROSS PROFIT	470.6	643.2

Selling, general, and administrative expenses	364.6	474.6
Depreciation and amortization	20.7	22.7
Other expenses (income), net	(3.5)	0.3

OPERATING INCOME	88.8	145.6

Floorplan interest expense	(10.1)	(23.9)
Other interest expense	(11.8)	(26.8)
Gain on senior note repurchases	11.9	-
Interest income	0.3	0.5
Other losses, net	(1.6)	(1.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	77.5	93.7
PROVISION FOR INCOME TAXES	28.9	38.0

NET INCOME FROM CONTINUING OPERATIONS	48.6	55.7
Loss from discontinued operations, net of income taxes	(14.0)	(5.0)

NET INCOME	$34.6	$50.7

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.27	$0.31
Discontinued operations	$(0.08)	$(0.03)
Net income	$0.20	$0.28

Weighted average common shares outstanding	176.8	180.0

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.27	$0.31
Discontinued operations	$(0.08)	$(0.03)
Net income	$0.20	$0.28

Weighted average common shares outstanding	177.0	180.6

COMMON SHARES OUTSTANDING, net of treasury stock	177.1	178.5
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

			Additional		Accumulated Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
BALANCE AT DECEMBER 31, 2008	193,562,149	$1.9	$481.8	$2,023.0	$(0.7)	$(307.9)	$2,198.1
Exercise of stock options	-	-	(0.3)	-	-	0.5	0.2
Stock-based compensation expense	-	-	3.8	-	-	-	3.8
Net income	-	-	-	34.6	-	-	34.6

BALANCE AT MARCH 31, 2009	193,562,149	$1.9	$485.3	$2,057.6	$(0.7)	$(307.4)	$2,236.7

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2009	2008
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$34.6	$50.7
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	14.0	5.0
Depreciation and amortization	20.7	22.7
Amortization of debt issue costs and discounts	1.3	0.7
Stock option expense	3.8	3.8
Deferred income tax provision	6.5	4.3
Non-cash impairment charges	7.8	-
Gain on senior note repurchases	(11.9)	-
Gain on corporate headquarters sale-leaseback	(7.6)	-
Other	(4.3)	-
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	42.6	65.4
Inventory	253.5	(90.9)
Other assets	16.2	1.6
Vehicle floorplan payable-trade, net	(253.7)	94.5
Accounts payable	(2.5)	18.5
Other liabilities	0.1	11.0

Net cash provided by continuing operations	121.1	187.3
Net cash provided by discontinued operations	2.5	4.7

Net cash provided by operating activities	123.6	192.0

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(20.3)	(21.6)
Property operating lease buy-outs	(0.1)	(1.8)
Proceeds from the sale of property and equipment	4.3	0.1
Proceeds from assets held for sale	0.9	-
Cash used in business acquisitions, net of cash acquired	(0.2)	(29.4)
Net change in restricted cash	0.1	(0.7)
Proceeds from the sale of restricted investments	2.4	2.8
Cash received from business divestitures, net of cash relinquished	5.6	9.5
Other	0.3	(0.1)

Net cash used in continuing operations	(7.0)	(41.2)
Net cash provided by (used in) discontinued operations	0.1	(0.2)

Net cash used in investing activities	(6.9)	(41.4)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2009	2008
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	-	(28.7)
Repurchase of floating rate senior unsecured notes	(25.8)	-
Repurchase of 7% senior unsecured notes	(33.5)	-
Proceeds from revolving credit facility	-	351.0
Payment of revolving credit facility	-	(426.0)
Net payments of vehicle floor plan payable-non-trade	(101.0)	(38.5)
Payments of mortgage facilities	(1.7)	(1.6)
Payments of notes payable and long-term debt	(0.4)	(1.4)
Proceeds from the exercise of stock options	0.2	1.0
Tax benefit from stock options	-	0.1

Net cash used in continuing operations	(162.2)	(144.1)
Net cash used in discontinued operations	(3.0)	(5.1)

Net cash used in financing activities	(165.2)	(149.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48.5)	1.4
CASH AND CASH EQUIVALENTS at beginning of period	110.5	33.7

CASH AND CASH EQUIVALENTS at end of period	$62.0	$35.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)
1. INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2009, we owned and operated 296 new vehicle franchises from 228 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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
New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is applied prospectively to business

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141R effective January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008.
     Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three months ended March 31, 2009. Our adoption of the provisions of SFAS No. 157 on January 1, 2009, with respect to nonfinancial assets and liabilities, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations, did not have a material impact on our fair value measurements or our financial statements for the three months ended March 31, 2009.
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with a carrying amount of $50.9 million were written down to their fair value of $43.1 million, resulting in an impairment charge of $7.8 million, which related to our Domestic segment and was included in Other Expenses (Income), Net during the three months ended March 31, 2009. The fair value measurements for our long-lived assets were based on Level 3 inputs obtained from third-party real estate valuation sources.
2. RECEIVABLES, NET
     The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31,	December 31,
	2009	2008

Trade receivables	$87.8	$97.1
Manufacturer receivables	85.5	106.8
Other	21.4	23.0

	194.7	226.9
Less: Allowances	(5.2)	(6.2)

	189.5	220.7
Contracts-in-transit and vehicle receivables	146.8	145.7
Income tax refundable (See Note 6)	-	12.5

Receivables, net	$336.3	$378.9

     Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
     The components of inventory are as follows:

	March 31,	December 31,
	2009	2008

New vehicles	$1,245.1	$1,533.5
Used vehicles	187.5	144.1
Parts, accessories, and other	120.8	128.2

	$1,553.4	$1,805.8

     The components of vehicle floorplan payables are as follows:

	March 31,	December 31,
	2009	2008

Vehicle floorplan payable - trade	$1,134.4	$1,388.1
Vehicle floorplan payable - non-trade	370.0	470.1

	$1,504.4	$1,858.2

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
     During 2008, we entered into separate floorplan credit agreements with various lenders to provide a total of $230.0 million to finance a portion of our used vehicle inventory, of which $51.2 million was outstanding at March 31, 2009, and $105.0 million was outstanding at December 31, 2008.
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
     Our vehicle floorplan facilities, which utilize LIBOR-based interest rates, averaged 2.4% for the three months ended March 31, 2009, and 4.3% for the three months ended March 31, 2008. At March 31, 2009, aggregate capacity under the floorplan credit facilities to finance vehicles was approximately $2.8 billion, of which $1.5 billion total was outstanding.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
4. GOODWILL AND INTANGIBLE ASSETS
     Goodwill and intangible assets, net, consist of the following:

	March 31,	December 31,
	2009	2008

Goodwill	$1,136.6	$1,136.4

Franchise rights-indefinite-lived	$173.9	$173.9
Other intangibles	7.7	7.6

	181.6	181.5

Less: accumulated amortization	(4.0)	(3.8)

Other intangibles assets, net	$177.6	$177.7

Goodwill
     Goodwill is tested for impairment annually on April 30 or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. During 2008, we recorded impairment charges of $1.61 billion ($1.37 billion after-tax) associated with goodwill. For a complete discussion of these impairment charges, please see Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
     We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows (DCF) of the reporting unit at a computed weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to the fair value of our enterprise, which is estimated using “income” and “market” valuation approaches, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest.
     Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the three months ended March 31, 2009, were as follows:

			Premium	Corporate
	Domestic	Import	Luxury	and other	Consolidated

Goodwill at January 1, 2009	$166.9	$499.9	$469.6	$-	$1,136.4
Acquisitions and other adjustments	0.2	-	-	-	0.2

Goodwill at March 31, 2009	$167.1	$499.9	$469.6	$-	$1,136.6

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Intangible Assets
     Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. The impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. During 2008, we recorded impairment charges of $146.5 million ($90.8 million after-tax) associated with franchise rights. For a complete discussion of these impairment charges, please see Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
5. NOTES PAYABLE AND LONG-TERM DEBT
     Notes payable and long-term debt consist of the following:

	March 31,	December 31,
	2009	2008

Floating rate senior unsecured notes, due 2013	$162.5	$194.5
7% senior unsecured notes, due 2014	132.6	172.6
Term loan facility, due 2012	600.0	600.0
Revolving credit facility, due 2012	-	-
Mortgage facility, due 2017	231.6	233.3
Other debt, due from 2010 to 2025	14.2	58.5

	1,140.9	1,258.9
Less: current maturities	(13.9)	(33.3)

Long-term debt, net of current maturities	$1,127.0	$1,225.6

Senior Unsecured Notes and Credit Agreement
     At March 31, 2009, we had outstanding $162.5 million of floating rate senior unsecured notes due April 15, 2013, and $132.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us currently at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.
     During the first quarter of 2009, we repurchased $32.0 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $26.0 million. We also repurchased $40.0 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $34.5 million.
     We recorded a gain of $11.9 million in the first quarter of 2009 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. This gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $72.4 million at March 31, 2009. As of March 31, 2009, we had no borrowings outstanding under the revolving credit facility, leaving $627.6 million of borrowing capacity. As of March 31, 2009, this borrowing

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $338 million.
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
     Other Debt
     At March 31, 2009, we had $231.6 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.
     In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.9 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net. The remaining gain of $8.9 million and remaining rent expense of $9.1 million will be recognized on a straight-line basis through the third quarter of 2009.
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
     For example, under the amended credit agreement, we are required to maintain a maximum consolidated leverage ratio, as defined (3.0 times at each quarter-end through September 30, 2009, after which it will revert to 2.75 times on December 31, 2009). In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to maintain a maximum capitalization ratio (65%), as defined.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
6. INCOME TAXES
     Income taxes payable included in Other Current Liabilities totaled $11.5 million at March 31, 2009. Income taxes refundable included in Accounts Receivable totaled $12.5 million at December 31, 2008.
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
7. SHAREHOLDERS’ EQUITY
     During the three months ended March 31, 2009, we did not repurchase any shares of our common stock other than 6,174 shares that were surrendered to AutoNation during the three months ended March 31, 2009, to satisfy tax withholding obligations in connection with restricted stock issued to retirement-eligible employees. As of March 31, 2009, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes.
     During the three months ended March 31, 2008, we repurchased 1.9 million shares of our common stock for an aggregate purchase price of $27.8 million (average purchase price per share of $14.84).
     We issued 25,125 shares of common stock in connection with the exercise of stock options during the three months ended March 31, 2009, and 51,413 shares during the three months ended March 31, 2008. The proceeds from the exercise of stock options were $0.2 million (average exercise price per share of $8.98) during the three months ended March 31, 2009, and $1.0 million (average exercise price per share of $10.68) during the three months ended March 31, 2008.
     We granted 193,312 shares of restricted stock during the three months ended March 31, 2009, in connection with our annual restricted stock award grant. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
8. EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options and other dilutive securities. For the three months ended March 31, 2009, 11.6 million options have been excluded from the computation of diluted earnings per share due to their anti-dilutive effect. During the three months ended March 31, 2008, anti-dilutive options of 9.1 million have been excluded from the computation of diluted earnings per share.
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended
	March 31,
	2009	2008
Weighted average shares outstanding used in calculating basic earnings per share	176.8	180.0
Effect of dilutive stock-based awards	0.2	0.6

Weighted average common and common equivalent shares used in calculating diluted earnings per share	177.0	180.6

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
9. STOCK–BASED COMPENSATION
     The AutoNation, Inc. 2008 Equity and Incentive Plan (“2008 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. A maximum of 12.0 million shares may be issued under the 2008 Plan, provided that no more than 2.0 million shares may be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. The exercise price of all stock options and stock appreciation rights granted under the 2008 Plan, is equal to or above the closing price of our common stock on the date such awards are granted, or if the date of grant is not a trading day, on the next trading day.
     In February 2009, the Executive Compensation Subcommittee (the “Subcommittee”) of the Compensation Committee of our Board of Directors approved annual stock option awards to our named executive officers and other employees under the 2008 Plan. Prior to 2009, the Subcommittee’s practice had been to award stock options during the third quarter with an effective grant date after the public release of the Company’s second-quarter earnings results. For 2009, the Subcommittee modified its practice by approving the annual stock option awards to our named executive officers and other employees in the first quarter and granting the awards in four equal increments over the year, subject to continuous employment through each grant date. The Subcommittee approved a total of 1.2 million employee stock options for 2009. One-fourth of each stock option award that was approved in February 2009 was granted on March 2, 2009, and an additional one-fourth of each such stock option award will be granted on the first New York Stock Exchange trading day of each of June, September, and December 2009. The options granted on March 2, 2009 have an exercise price equal to the closing price per share on the grant date ($9.92), and each subsequent option grant will have an exercise price equal to the closing price of our common stock on the applicable grant date in accordance with the 2008 Plan. In February 2009, the Subcommittee also approved a total of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 2, 2009.
     The AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”) provides for the grant of stock options to our non-employee directors. The exercise price of all stock options granted under the Non-Employee Director Plan is equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant. In accordance with the terms of the Non-Employee Director Plan, on January 2, 2009, each of our non-employee directors was automatically granted an option to purchase 20,000 shares of our common stock (for a total of 120,000 options) at an exercise price equal to $9.88 per share, the closing price per share of Company common stock on December 31, 2008.
     No additional options may be issued under our other stock option plans (“Prior Plans”). Under our Prior Plans, stock options were granted with exercise prices equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant.
     Stock Options
     Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Stock options granted in 2009 have a term of 10 years from the first date of grant in 2009 (i.e., all options granted or to be granted in 2009 will expire on March 2, 2019) and vest in equal installments over four years commencing on June 1, 2010. Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table summarizes the assumptions used relating to the valuation of our stock options during the three months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Risk-free interest rate	1.64% — 4.87%	3.12% — 4.87%
Expected dividend yield	—	—
Expected term	4 — 7 years	4 — 7 years
Expected volatility	20% — 52%	20% — 40%
     The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility, and other factors impacting us.
     A summary of stock option activity is as follows for the three months ended March 31, 2009:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in millions)	Exercise Price	Term (Years)	(in millions)
Options outstanding at January 1	14.60	$16.01
Granted *	0.42	$9.91
Exercised	(0.03)	$8.98
Forfeited	(0.04)	$18.32
Expired	(1.33)	$14.74

Options outstanding at March 31	13.62	$15.95	5.88	$17.83

Options exercisable at March 31	9.44	$15.70	4.80	$12.32
Options available for future grants at March 31	11.70
* The options granted during the three months ended March 31, 2009, are related to our employee quarterly stock option award grant in March 2009 and our non-employee director annual stock option award grant in January 2009.
     The total intrinsic value (which equals the spread between the market value of the stock and the exercise price) of stock options exercised was $0.1 million during the three months ended March 31, 2009, and $0.2 million during the three months ended March 31, 2008.
     Restricted Stock
     Restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R and are issued from our treasury stock. Restricted stock awards granted in 2008 vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Restricted stock awards granted in 2009 vest in equal installments over four years commencing on June 1, 2010. Compensation cost for restricted stock awards is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible based on the closing price of our common stock on the date of grant.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table summarizes information about vested and unvested restricted stock for the three months ended March 31, 2009:

	Restricted Stock
		Weighted-Average
	Shares	Grant Date Fair
	(in millions)	Value
Nonvested at January 1	0.2	$10.17
Granted **	0.2	$9.92
Vested	-	$-
Forfeited	-	$-

Nonvested at March 31	0.4	$10.04

** The restricted stock awards granted during the three months ended March 31, 2009, are related to our employee annual restricted stock award grant in March 2009.
     Compensation Expense
     The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative expenses in the 2009 and 2008 Unaudited Condensed Consolidated Income Statement:

	Three Months Ended
	March 31,
	2009	2008
Stock options	$3.4	$3.8
Restricted stock	0.4	-

Total stock-based compensation expense	$3.8	$3.8

     As of March 31, 2009, there was $15.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $12.7 million relates to stock options and $3.1 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.6 years.
10. COMPREHENSIVE INCOME
     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income	$34.6	$50.7
Other comprehensive income	-	0.1

Comprehensive income	$34.6	$50.8

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
11. ACQUISITIONS
     We acquired one automotive retail franchise and related assets during each of the three months ended March 31, 2009 and 2008. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
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
     From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $84 million at March 31, 2009. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2009. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
     At March 31, 2009, surety bonds, letters of credit, and cash deposits totaled $112.1 million, including $72.4 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
     We received proceeds (net of cash relinquished) of $5.6 million during the three months ended March 31, 2009, and $9.5 million during the same period in 2008 related to discontinued operations. We classified 17 stores during the three months ended March 31, 2009, and four stores during the same period in 2008, as discontinued operations.
     The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements below. Selected income statement data for our discontinued operations is as follows:

	Three Months Ended
	March 31,
	2009	2008
Total revenue	$72.2	$201.1

Pre-tax loss from discontinued operations	$(1.4)	(1.7)
Pre-tax income (loss) on disposal of discontinued operations	(16.7)	1.0

	(18.1)	(0.7)
Income tax expense (benefit)	(4.1)	4.3

Loss from discontinued operations, net of income taxes	$(14.0)	$(5.0)

     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	March 31,	December 31,
	2009	2008
Inventory	$49.6	$71.6
Other current assets	7.9	11.8
Property and equipment, net	75.6	80.8
Goodwill	16.8	18.0
Other non-current assets	8.5	7.9

Total assets	$158.4	$190.1

Vehicle floorplan payable-trade	$36.5	$53.5
Vehicle floorplan payable-non-trade	14.4	17.4
Other current liabilities	10.8	7.1

Total liabilities	$61.7	$78.0

     Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
14. SEGMENT INFORMATION
     At March 31, 2009, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Prior period amounts have been reclassified to reflect our operating segment structure at March 31, 2009.
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
     Reportable segment revenues and segment income (loss) are as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Domestic	$850.0	$1,381.8
Import	892.6	1,461.7
Premium Luxury	704.0	962.5
Corporate and other	26.5	33.3

Total revenues	$2,473.1	$3,839.3

	Three Months Ended
	March 31,
	2009	2008
Segment income (loss)*:
Domestic	$15.1	$38.3
Import	29.5	55.5
Premium Luxury	40.9	50.7
Corporate and other	(6.8)	(22.8)

Total segment income	78.7	121.7

Other interest expense	(11.8)	(26.8)
Gain on senior note repurchases	11.9	-
Interest income	0.3	0.5
Other losses, net	(1.6)	(1.7)

Income from continuing operations before income taxes	$77.5	$93.7

* Segment income (loss) is defined as operating income net of floorplan interest expense.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15. BUSINESS AND CREDIT CONCENTRATIONS
     Our Ford, General Motors, and Chrysler stores represented 14%, 12%, and 4% of our new vehicle revenue, respectively, during the three months ended March 31, 2009, and 14%, 13%, and 5%, respectively, during the same period in 2008. Government assistance has been provided to General Motors and Chrysler, and the future viability of these manufacturers is dependent on additional government assistance. Additionally, there can be no assurance that Ford will not need government assistance in the future to continue its operations. Unless General Motors and Chrysler receive significant additional government assistance in the second quarter of 2009, they will likely be forced to seek bankruptcy protection. Both of these manufacturers would need debtor-in-possession financing to emerge from any bankruptcy, which would be difficult, if not impossible, to obtain without government assistance. We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer, such as Ford, General Motors, and Chrysler.
     In the event of such a bankruptcy, among other things, (i) the manufacturer could attempt to terminate our floorplan financing or all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) consumer demand for their products could be materially adversely affected, (iii) we may be unable to obtain financing for our new vehicle inventory, or to arrange financing for our customers for their vehicle purchases and leases, through the manufacturer’s captive finance subsidiary, in which case we would be required to seek financing with alternate finance sources, which may be difficult to obtain on similar terms, if at all, and (iv) we may be unable to collect some or all of our significant receivables that are due from such manufacturers and we may be subject to preference claims relating to payments made by manufacturers prior to bankruptcy. Additionally, these events may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations, financial condition, and our ability to remain in compliance with the financial covenants contained in our debt agreements. At March 31, 2009, we had approximately $33.6 million in accounts receivable, $667.0 million of inventory, $662.1 million of fixed assets, and $172.4 million of goodwill and other intangible assets related to our domestic franchises. There are other uncertainties surrounding the potential impact of a domestic manufacturer bankruptcy, such as the impact on warranties provided to vehicle purchasers and the availability of parts and services needed to maintain and repair vehicles.
     Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2009, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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
Overview
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2009, we owned and operated 296 new vehicle franchises from 228 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 37 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold during the three months ended March 31, 2009, are manufactured by Toyota, Ford, Honda, General Motors, Nissan, Mercedes, BMW, and Chrysler.
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
     At March 31, 2009, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Prior period amounts have been reclassified to reflect our operating segment structure at March 31, 2009.
     For the three months ended March 31, 2009, new vehicle sales accounted for approximately 49% of our total revenue, but approximately 16% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 26% of total revenue for the three months ended March 31, 2009, contributed approximately 68% of our gross profit for the same period.
     During the three months ended March 31, 2009, we had net income from continuing operations of $48.6 million and diluted earnings per share of $0.27, as compared to net income from continuing operations of $55.7 million and diluted earnings per share of $0.31, during the same period in 2008.
     Results for the three months ended March 31, 2009, were favorably impacted by a gain on senior note repurchases of $11.9 million ($7.4 million after-tax) and a net gain on asset sales and dispositions of $9.6 million ($5.9 million after-tax), partially offset by property impairments of $7.8 million ($4.8 million after-tax).
Market Challenges
     Our results of operations for the first quarter of 2009 reflected a challenging automotive retail market impacted by the unfavorable economic conditions in the United States. Although first quarter sales were lower than expectations, we believe that sales rates will improve in the second half of this year. In this environment, we believe that we will be able to manage within the financial covenants in our debt agreements. See “Liquidity and Capital Resources — Restrictions and Covenants” below.
     Government assistance has been provided to General Motors and Chrysler, and the future viability of these manufacturers is dependent on additional government assistance. Additionally, there can be no assurance that Ford will not need government assistance in the future to continue its operations. Unless General Motors and Chrysler receive significant additional government assistance in the second quarter of 2009, they will likely be forced to seek bankruptcy protection. Both of these manufacturers would need debtor-in-possession financing to emerge from any bankruptcy, which would be difficult, if not impossible, to obtain without government assistance.
     The bankruptcy of one or more of the domestic manufacturers could have a material adverse effect on us. For example, the manufacturers could attempt to terminate our floorplan financing and all or certain of our domestic franchises, we may be unable to collect accounts receivable from the manufacturers, and we may be required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to our domestic franchises. At March 31, 2009, we had approximately $33.6 million in accounts receivable, $667.0 million of inventory, $662.1 million of fixed assets, and $172.4 million of goodwill and other intangible assets related to our domestic franchises. Additionally, there are uncertainties surrounding the potential impact of a domestic manufacturer bankruptcy, such as the impact on warranties provided to vehicle purchasers and the availability of parts and services needed to maintain and repair vehicles. As a result, the impact of such a bankruptcy on our financial condition and results of operations is not determinable at this time. See also Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q and the risk factor “We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     In 2008, we implemented a cost reduction program as part of our continuing response to the ongoing market challenges. Pursuant to this program, we have taken actions to reduce our costs in excess of $200 million on an annualized run-rate basis through March 31, 2009.
Inventory Management
     Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.
     We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We reduced our new vehicle inventory to 40,924 units at March 31, 2009, from 52,066 units at December 31, 2008, and 60,694 units at March 31, 2008. Although we focus on managing our inventory levels in accordance with consumer demand, we believe we must maintain a minimum level of inventory at our lower volume stores that is representative of the full line of vehicles offered by manufacturers. This may result in a higher days supply of inventory than would otherwise result if we were in a better economic environment. However, given our inventory management practices (such as managing our inventory purchases based on our sales forecasts and sharing inventory among stores within a local market), we do not believe the current business climate is likely to result in material impairment charges related to new vehicle inventory (subject to the risks noted in “Market Challenges” above). We continue to monitor our new vehicle inventory levels closely based on current economic conditions and will adjust them as appropriate.
     In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.1 million at March 31, 2009, and $1.7 million at December 31, 2008.
     Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $5.0 million at March 31, 2009, and $6.3 million at December 31, 2008.
Critical Accounting Policies and Estimates
     We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated Financial Statements. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Goodwill and franchise rights assets are tested for impairment annually on April 30 or more frequently when events or circumstances indicate that impairment may have occurred. As discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements, during 2008, we recorded $1.61 billion ($1.37 billion after-tax) of non-cash goodwill impairment charges and $146.5 million ($90.8 million after-tax) of non-cash impairment charges related to franchise rights intangible assets.
     We are scheduled to complete our annual tests for impairment of goodwill and other intangible assets on April 30, 2009, and we will continue to monitor events in future periods to determine if additional asset impairment testing should be performed. We continue to face a challenging automotive retail environment and an uncertain economic environment in general. As a result of these conditions, there can be no assurance that an additional material impairment charge will not occur in a future period.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per	Three Months Ended March 31,
vehicle data)			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Revenue:
New vehicle	$1,213.9	$2,125.5	$(911.6)	(42.9)
Used vehicle	612.7	934.4	(321.7)	(34.4)
Parts and service	554.4	622.4	(68.0)	(10.9)
Finance and insurance, net	78.7	140.2	(61.5)	(43.9)
Other	13.4	16.8	(3.4)

Total revenue	$2,473.1	$3,839.3	$(1,366.2)	(35.6)

Gross profit:
New vehicle	$75.6	$141.6	$(66.0)	(46.6)
Used vehicle	65.6	80.6	(15.0)	(18.6)
Parts and service	243.4	271.2	(27.8)	(10.3)
Finance and insurance	78.7	140.2	(61.5)	(43.9)
Other	7.3	9.6	(2.3)

Total gross profit	470.6	643.2	(172.6)	(26.8)
Selling, general and administrative expenses	364.6	474.6	110.0	23.2
Depreciation and amortization	20.7	22.7	2.0
Other expenses (income), net	(3.5)	0.3	3.8

Operating income	88.8	145.6	(56.8)	(39.0)

Floorplan interest expense	(10.1)	(23.9)	13.8
Other interest expense	(11.8)	(26.8)	15.0
Gain on senior note repurchases	11.9	-	11.9
Interest income	0.3	0.5	(0.2)
Other losses, net	(1.6)	(1.7)	0.1

Income from continuing operations before income taxes	$77.5	$93.7	$(16.2)	(17.3)

Retail vehicle unit sales:
New vehicle	39,220	69,254	(30,034)	(43.4)
Used vehicle	35,329	48,351	(13,022)	(26.9)

	74,549	117,605	(43,056)	(36.6)

Revenue per vehicle retailed:
New vehicle	$30,951	$30,691	$260	0.8
Used vehicle	$15,409	$16,039	$(630)	(3.9)

Gross profit per vehicle retailed:
New vehicle	$1,928	$2,045	$(117)	(5.7)
Used vehicle	$1,800	$1,673	$127	7.6
Finance and insurance	$1,056	$1,192	$(136)	(11.4)

	Three Months Ended
	March 31,
	2009 (%)	2008 (%)
Revenue mix percentages:
New vehicle	49.1	55.4
Used vehicle	24.8	24.3
Parts and service	22.4	16.2
Finance and insurance, net	3.2	3.7
Other	0.5	0.4

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	16.1	22.0
Used vehicle	13.9	12.5
Parts and service	51.7	42.2
Finance and insurance	16.7	21.8
Other	1.6	1.5

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.2	6.7
Used vehicle — retail	11.7	10.4
Parts and service	43.9	43.6
Total	19.0	16.8
Selling, general and administrative expenses	14.7	12.4
Operating income	3.6	3.8
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	77.5	73.8
Operating income	18.9	22.6

	March 31, 2009	March 31, 2008
Days supply:
New vehicle (industry standard of selling days, including fleet)	66 days	57 days
Used vehicle (trailing 30 days)	36 days	40 days
     The following table details net new vehicle inventory carrying benefit (cost), consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
	2009	2008	Variance
($ in millions)
Floorplan assistance	$10.4	$20.1	$(9.7)
Floorplan interest expense (new vehicles)	(9.6)	(23.8)	14.2

Net new vehicle inventory carrying benefit (cost)	$0.8	$(3.7)	$4.5

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

($ in millions, except per	Three Months Ended March 31,
vehicle data)			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Revenue:
New vehicle	$1,203.7	$2,115.1	$(911.4)	(43.1)
Used vehicle	608.2	926.8	(318.6)	(34.4)
Parts and service	550.3	613.7	(63.4)	(10.3)
Finance and insurance, net	78.3	139.5	(61.2)	(43.9)
Other	12.8	16.2	(3.4)

Total revenue	$2,453.3	$3,811.3	$(1,358.0)	(35.6)

Gross profit:
New vehicle	$74.9	$141.1	$(66.2)	(46.9)
Used vehicle	65.1	80.2	(15.1)	(18.8)
Parts and service	241.7	268.5	(26.8)	(10.0)
Finance and insurance	78.3	139.5	(61.2)	(43.9)
Other	7.1	9.5	(2.4)

Total gross profit	$467.1	$638.8	$(171.7)	(26.9)

Retail vehicle unit sales:
New vehicle	39,021	68,887	(29,866)	(43.4)
Used vehicle	35,149	47,947	(12,798)	(26.7)

	74,170	116,834	(42,664)	(36.5)

Revenue per vehicle retailed:
New vehicle	$30,847	$30,704	$143	0.5
Used vehicle	$15,392	$16,059	$(667)	(4.2)
Gross profit per vehicle retailed:
New vehicle	$1,919	$2,048	$(129)	(6.3)
Used vehicle	$1,795	$1,677	$118	7.0
Finance and insurance	$1,056	$1,194	$(138)	(11.6)

	Three Months Ended
	March 31,
	2009 (%)	2008 (%)
Revenue mix percentages:
New vehicle	49.1	55.5
Used vehicle	24.8	24.3
Parts and service	22.4	16.1
Finance and insurance, net	3.2	3.7
Other	0.5	0.4

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	16.0	22.1
Used vehicle	13.9	12.6
Parts and service	51.7	42.0
Finance and insurance	16.8	21.8
Other	1.6	1.5

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.2	6.7
Used vehicle - retail	11.7	10.4
Parts and service	43.9	43.8
Total	19.0	16.8

New Vehicle

($ in millions, except per	Three Months Ended March 31,
vehicle data)			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Reported:
Revenue	$1,213.9	$2,125.5	$(911.6)	(42.9)
Gross profit	$75.6	$141.6	$(66.0)	(46.6)
Retail vehicle unit sales	39,220	69,254	(30,034)	(43.4)
Revenue per vehicle retailed	$30,951	$30,691	$260	0.8
Gross profit per vehicle retailed	$1,928	$2,045	$(117)	(5.7)
Gross profit as a percentage of revenue	6.2%	6.7%
Days supply (industry standard of selling days, including fleet)	66 days	57 days

	Three Months Ended March 31,
			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Same Store:
Revenue	$1,203.7	$2,115.1	$(911.4)	(43.1)
Gross profit	$74.9	$141.1	$(66.2)	(46.9)
Retail vehicle unit sales	39,021	68,887	(29,866)	(43.4)
Revenue per vehicle retailed	$30,847	$30,704	$143	0.5
Gross profit per vehicle retailed	$1,919	$2,048	$(129)	(6.3)
Gross profit as a percentage of revenue	6.2%	6.7%
     Same store new vehicle revenue decreased $911.4 million or 43.1% during the three months ended March 31, 2009, as compared to the same period in 2008, primarily as a result of a decrease in same store unit volume of 43.4% partially offset by a slight increase in same store revenue per new vehicle retailed. The decrease in same store unit volume was primarily due to the challenging automotive retail environment. Results were adversely impacted by overall economic conditions, including reduced credit availability offered to consumers, the discontinuation or limitation of certain manufacturer leasing programs, and a decline in consumer confidence. Revenue per new vehicle retailed slightly benefited from a shift in mix toward premium luxury vehicles, which have a higher average selling price than domestic and import vehicles. This benefit was partially offset, however, by a decrease in the average revenue per new vehicle retailed for premium luxury vehicles. We expect that the automotive retail market will remain challenging in 2009.
     Same store gross profit per new vehicle retailed decreased 6.3% during the three months ended March 31, 2009, as compared to the same period in 2008. The decrease was driven largely by compressed margins for import vehicles due to an oversupply of inventory in the market attributed in part to shifting consumer demand due to lower fuel prices, and an overall competitive retail environment. Gross profit per new vehicle retailed was also impacted by more stringent credit conditions in the automotive retail credit market.
     Our new vehicle inventories were $1.2 billion or 66 days supply at March 31, 2009, as compared to new vehicle inventories of $1.5 billion or 83 days supply at December 31, 2008, and $1.8 billion or 57 days supply at March 31, 2008. We reduced our new vehicle inventory to 40,924 units at March 31, 2009, from 52,066 units at December 31, 2008, and 60,694 units at March 31, 2008.
     The following table details net new vehicle inventory carrying benefit (cost), consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
	2009	2008	Variance
($ in millions)
Floorplan assistance	$10.4	$20.1	$(9.7)
Floorplan interest expense (new vehicles)	(9.6)	(23.8)	14.2

Net new vehicle inventory carrying benefit (cost)	$0.8	$(3.7)	$4.5

     The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) was $0.8 million for the three months ended March 31, 2009, compared to a net new vehicle inventory carrying cost of $3.7 million in the same period in 2008. The increase in the net new vehicle inventory carrying benefit of $4.5 million is due to a decrease in new vehicle floorplan interest expense primarily due to lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances, partially offset by a decrease in floorplan assistance due to lower new vehicle sales and a decrease in the floorplan assistance rate per unit.

Used Vehicle

($ in millions, except per	Three Months Ended March 31,
vehicle data)			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Reported:
Retail revenue	$544.4	$775.5	$(231.1)	(29.8)
Wholesale revenue	68.3	158.9	(90.6)	(57.0)

Total revenue	$612.7	$934.4	$(321.7)	(34.4)

Retail gross profit	$63.6	$80.9	$(17.3)	(21.4)
Wholesale gross profit	2.0	(0.3)	2.3

Total gross profit	$65.6	$80.6	$(15.0)	(18.6)

Retail vehicle unit sales	35,329	48,351	(13,022)	(26.9)
Revenue per vehicle retailed	$15,409	$16,039	$(630)	(3.9)
Gross profit per vehicle retailed	$1,800	$1,673	$127	7.6
Gross profit as a percentage of revenue	11.7%	10.4%
Days supply (trailing 30 days)	36 days	40 days

	Three Months Ended March 31,
			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Same Store:
Retail revenue	$541.0	$770.0	$(229.0)	(29.7)
Wholesale revenue	67.2	156.8	(89.6)	(57.1)

Total revenue	$608.2	$926.8	$(318.6)	(34.4)

Retail gross profit	$63.1	$80.4	$(17.3)	(21.5)
Wholesale gross profit	2.0	(0.2)	2.2

Total gross profit	$65.1	$80.2	$(15.1)	(18.8)

Retail vehicle unit sales	35,149	47,947	(12,798)	(26.7)
Revenue per vehicle retailed	$15,392	$16,059	$(667)	(4.2)
Gross profit per vehicle retailed	$1,795	$1,677	$118	7.0
Gross profit as a percentage of revenue	11.7%	10.4%
     Same store retail used vehicle revenue decreased $229.0 million or 29.7% during the three months ended March 31, 2009, as compared to the same period in 2008, primarily as a result of a decrease in same store unit volume and a reduction in revenue per vehicle retailed. The decrease in used vehicle sales volumes was driven by the challenging automotive retail environment, including reduced credit availability offered to consumers, and a decline in consumer confidence. The decrease in used vehicle sales volumes was also driven in part by a reduction in traffic into our stores, as well as a decrease in trade-in volume associated with new vehicle sales. We expect that the automotive retail market will remain challenging in 2009.
     Same store gross profit per used vehicle retailed increased 7.0% during the three months ended March 31, 2009, as compared to the same period in 2008, as tighter inventories improved profitability per unit. Used vehicle inventory supply has been impacted by the decline in new vehicle sales, which has reduced trade-in volume, as well as by customers retaining their vehicles for longer periods of time. Gross profit per used vehicle retailed also benefited from a shift in mix toward premium luxury vehicles, which have a higher average gross margin than domestic and import vehicles.
     Used vehicle inventories were $187.5 million or 36 days supply at March 31, 2009, compared to $144.1 million or 30 days at December 31, 2008, and $302.7 million or 40 days supply at March 31, 2008.

     Parts and Service

($ in millions, except per	Three Months Ended March 31,
vehicle data)			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Reported:
Revenue	$554.4	$622.4	$(68.0)	(10.9)
Gross profit	$243.4	$271.2	$(27.8)	(10.3)
Gross profit as a percentage of revenue	43.9%	43.6%

Same Store:
Revenue	$550.3	$613.7	$(63.4)	(10.3)
Gross profit	$241.7	$268.5	$(26.8)	(10.0)
Gross profit as a percentage of revenue	43.9%	43.8%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.
     Same store parts and service revenue decreased $63.4 million or 10.3% during the three months ended March 31, 2009, as compared to the same period in 2008. Revenues associated with the preparation of vehicles for sale decreased $18.9 million and revenues from service work outsourced to third-parties decreased $6.9 million primarily due to lower new and used vehicle unit sales volume. Customer-paid revenues decreased $13.4 million due to economic pressures on consumer spending. Wholesale parts revenues decreased $10.8 million due to the difficult market conditions. Warranty revenues decreased $5.3 million due to lower vehicle sales and improved quality of vehicles manufactured in recent years. We expect that the automotive retail market will remain challenging in 2009.

Finance and Insurance

($ in millions, except per	Three Months Ended March 31,
vehicle data)			Variance
			Favorable /
	2009	2008	(Unfavorable)	% Variance
Reported:
Revenue and gross profit	$78.7	$140.2	$(61.5)	(43.9)
Gross profit per vehicle retailed	$1,056	$1,192	$(136)	(11.4)

Same Store:
Revenue and gross profit	$78.3	$139.5	$(61.2)	(43.9)
Gross profit per vehicle retailed	$1,056	$1,194	$(138)	(11.6)
     Same store finance and insurance revenue and gross profit decreased $61.2 million or 43.9% during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to lower new and used sales volumes. We expect that the automotive retail market will remain challenging in 2009.
     Same store finance and insurance revenue and gross profit per vehicle retailed decreased 11.6% during the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to the current unfavorable economic conditions in the United States, including increased tightening in the automotive retail credit market.
     Finance and insurance revenue and gross profit during the three months ended March 31, 2009 was negatively impacted by an increase in the rate of chargebacks as a percentage of finance and insurance revenue and gross profit.

Segment Results
     In the following table, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

($ in millions)	Three Months Ended March 31,
			Variance
			Favorable /
	2009	2008	(Unfavorable)	% Variance
Revenue
Domestic	$850.0	$1,381.8	$(531.8)	(38.5)
Import	892.6	1,461.7	(569.1)	(38.9)
Premium Luxury	704.0	962.5	(258.5)	(26.9)
Corporate and other	26.5	33.3	(6.8)	(20.4)

Total revenue	$2,473.1	$3,839.3	$(1,366.2)	(35.6)

*Segment income (loss)
Domestic	$15.1	$38.3	$(23.2)	(60.6)
Import	29.5	55.5	(26.0)	(46.8)
Premium Luxury	40.9	50.7	(9.8)	(19.3)
Corporate and other	(6.8)	(22.8)	16.0

Total segment income	$78.7	$121.7	$(43.0)	(35.3)

Add: Floorplan interest expense	10.1	23.9	13.8

Operating income	$88.8	$145.6	$(56.8)	(39.0)

*Segment income (loss) is defined as operating income net of floorplan interest expense

Retail new vehicle unit sales:
Domestic	12,081	22,666	(10,585)	(46.7)
Import	20,019	36,222	(16,203)	(44.7)
Premium Luxury	7,120	10,366	(3,246)	(31.3)

	39,220	69,254	(30,034)	(43.4)

Domestic
     The Domestic segment operating results included the following:

($ in millions)	Three Months Ended March 31,
			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Revenue	$850.0	$1,381.8	$(531.8)	(38.5)
Segment income	$15.1	$38.3	$(23.2)	(60.6)

Retail new vehicle unit sales	12,081	22,666	(10,585)	(46.7)
     Domestic revenue decreased $531.8 million or 38.5% during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to lower vehicle sales. A reduction in the availability of customer financing from the finance captives of domestic manufacturers, including the discontinuation or limitation of certain lease programs for domestic vehicles, and low consumer confidence contributed to the decline in sales volume from our Domestic stores.
     Domestic segment income decreased $23.2 million or 60.6% during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to decreased revenues and increased pricing pressure as a result of the competitive retail environment. Domestic segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of the reduction in credit availability. Additionally, the decline in revenues and vehicle sales in the Domestic segment resulted in a much more significant deleveraging of the Domestic segment’s cost structure compared to our other segments, as costs and expenses could not be reduced in proportion to the reduction in revenues.
Import
     The Import segment operating results included the following:

($ in millions)	Three Months Ended March 31,
			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Revenue	$892.6	$1,461.7	$(569.1)	(38.9)
Segment income	$29.5	$55.5	$(26.0)	(46.8)

Retail new vehicle unit sales	20,019	36,222	(16,203)	(44.7)
     Import revenue decreased $569.1 million or 38.9% during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to lower vehicle sales. Import segment income decreased $26.0 million or 46.8% during the three months ended March 31, 2009, as compared to the same period in 2008. The decrease was driven largely by compressed margins due to a decline in sales, which resulted in an oversupply of inventory in the market attributed in part to shifting consumer demand due to lower fuel prices, and an overall competitive retail environment. Import segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of the tightening in the automotive retail credit market.

Premium Luxury
     The Premium Luxury segment operating results included the following:

($ in millions)	Three Months Ended March 31,
			Variance
			Favorable /	%
	2009	2008	(Unfavorable)	Variance
Revenue	$704.0	$962.5	$(258.5)	(26.9)
Segment income	$40.9	$50.7	$(9.8)	(19.3)

Retail new vehicle unit sales	7,120	10,366	(3,246)	(31.3)
     Premium Luxury revenue decreased $258.5 million or 26.9% during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to lower vehicle sales and a decrease in revenue per vehicle retailed. The results for our Premium Luxury segment were adversely affected by the challenging automotive retail environment, including a decline in consumer confidence. Premium Luxury segment income decreased $9.8 million or 19.3% during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to margin compression as a result of a decrease in the average revenue per new vehicle retailed. Profitability for the Premium Luxury segment benefited from improved gross profit per used vehicle retailed and from a mix shift toward higher margin parts and service business. Used vehicle margins improved as compared to the prior year as a result of an increase in the sale of higher margin certified pre-owned vehicles.

Operating Expenses
Selling, General, and Administrative Expenses
     During the three months ended March 31, 2009, selling, general, and administrative expenses decreased $110.0 million or 23.2%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 77.5% for the three months ended March 31, 2009, from 73.8% for the same period in 2008, resulting from a deleveraging of our cost structure due to the decline in vehicle sales, partially offset by our cost savings initiatives discussed in “Market Challenges” above. Selling, general, and administrative expenses decreased during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to a $75.6 million decrease in compensation expense and an $18.6 million decrease in gross advertising expenditures, partially offset by a $1.7 million decrease in advertising reimbursements from manufacturers.
Non-Operating Income (Expense)
Floorplan Interest Expense
     Floorplan interest expense was $10.1 million for the three months ended March 31, 2009, as compared to $23.9 million for the same period in 2008. The decrease in floorplan interest expense of $13.8 million is primarily the result of lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances.
Other Interest Expense
     Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility, and outstanding senior unsecured notes. Other interest expense was $11.8 million for the three months ended March 31, 2009, and $26.8 million for the same period in 2008. The decrease in other interest expense of $15.0 million during the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to a $4.7 million decrease in interest expense resulting from lower interest rates on our term loan facility, a $5.7 million decrease in interest expense related to the repurchase of our floating rate and 7% senior unsecured notes of $72.0 million, and a $3.3 million decrease in interest expense resulting from lower levels of debt outstanding during the year associated with our revolving credit facility and 9% senior unsecured notes.
Provision for (Benefit from) Income Taxes
     Our effective income tax rate was 37.3% for the three months ended March 31, 2009, and 40.6% for the three months ended March 31, 2008. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. We expect our underlying tax rate to be approximately 40% on an ongoing basis, excluding the impact of any tax adjustments in the future.
Discontinued Operations
     Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We had a loss from discontinued operations totaling $14.0 million during the three months ended March 31, 2009, and $5.0 million during the three months ended March 31, 2008, net of income taxes. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2009 and 2008, have been adjusted to classify the results of these stores as discontinued operations.
Liquidity and Capital Resources
     We believe that our cash and cash equivalents, funds generated through future operations, and availability of borrowings under our secured floorplan facilities and revolving credit facility will be sufficient to service our debt and fund our working capital requirements, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future. For information regarding compliance with the financial covenants under our debt agreements, refer to the discussion under the heading “Restrictions and Covenants” below.

     At March 31, 2009, we had $62.0 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2009, surety bonds, letters of credit, and cash deposits totaled $112.1 million, including $72.4 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
     See the table at the beginning of Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for the amounts of our notes payable and long-term debt as of March 31, 2009, and December 31, 2008.
Senior Unsecured Notes and Credit Agreement
     At March 31, 2009, we had outstanding $162.5 million of floating rate senior unsecured notes due April 15, 2013, and $132.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us currently at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.
     During the first quarter of 2009, we repurchased $32.0 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $26.0 million. We also repurchased $40.0 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $34.5 million.
     We recorded a gain of $11.9 million during the first quarter of 2009 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. This gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $72.4 million at March 31, 2009. As of March 31, 2009, we had no borrowings outstanding under the revolving credit facility, leaving $627.6 million of borrowing capacity. As of March 31, 2009, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $338 million.
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
Other Debt
     At March 31, 2009, we had $231.6 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.
     In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.9 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net. The remaining gain of $8.9 million and remaining rent expense of $9.1 million will be recognized on a straight-line basis through the third quarter of 2009.
     Vehicle floorplan payable-trade totaled $1.1 billion at March 31, 2009, and $1.4 billion at December 31, 2008. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $370.0 million at March 31, 2009, and $470.1 million at December 31, 2008, and represents amounts payable borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities are at one-month LIBOR-based rates of interest.
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
Share Repurchases and Dividends
     During the three months ended March 31, 2009, we did not repurchase any shares of our common stock other than 6,174 shares that were surrendered to AutoNation during the three months ended March 31, 2009, to satisfy tax withholding obligations in connection with restricted stock issued to retirement-eligible employees. As of March 31, 2009, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes.
     During the three months ended March 31, 2008, we repurchased 1.9 million shares of our common stock for an aggregate purchase price of $27.8 million (average purchase price per share of $14.84).
     The decision to repurchase shares in the future will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with financial ratios in our debt agreements), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt. In the first quarter of 2009, in light of the economic conditions, our liquidity and capital resource strategies were focused on generating cash and paying down debt to remain in compliance with the financial covenants in our debt agreements.
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
     For example, under the amended credit agreement, we are required to remain in compliance with a maximum consolidated leverage ratio, as defined (3.0 times at each quarter-end through September 30, 2009, after which it will revert to 2.75 times on December 31, 2009). In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to remain in compliance with a maximum capitalization ratio (65%), as defined.
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
     During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements. Despite these impairment charges, as of March 31, 2009, we were in compliance with the requirements of the financial covenants under our debt agreements. As of March 31, 2009, under our amended credit agreement, our consolidated leverage ratio was 2.35 to 1, and our capitalization ratio was 54.9%, each as defined in our credit agreement. Both the consolidated leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional floorplan indebtedness.
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
Cash Flows
     Cash and cash equivalents decreased by $48.5 million during the three months ended March 31, 2009, and increased by $1.4 million during the three months ended March 31, 2008. The major components of these changes are discussed below.
Cash Flows - Operating Activities
     Net cash provided by operating activities was $123.6 million during the three months ended March 31, 2009, and $192.0 million during the same period in 2008.
     Net cash provided by operating activities during the three months ended March 31, 2009, compared to the same period in 2008, was impacted by a decrease in cash provided by changes in working capital and a reduction in earnings.
Cash Flows - Investing Activities
     Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, sales of investments, and other transactions as further described below.
     Capital expenditures, including property operating lease buy-outs, were $20.4 million during the three months ended March 31, 2009, and $23.4 million during the three months ended March 31, 2008. We project that full year 2009 capital expenditures will be approximately $90 million.

     Total cash used in business acquisitions, net of cash acquired, was $0.2 million for the three months ended March 31, 2009, and $29.4 million during the same period in 2008, when we acquired one automotive retail franchise and related assets in each period.
Cash Flows - Financing Activities
     Net cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade.
     We did not repurchase any shares of our common stock during the three months ended March 31, 2009, other than 6,174 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with restricted stock issued to retirement-eligible employees. We repurchased 1.9 million shares of our common stock for an aggregate purchase price of $27.8 million (average purchase price per share of $14.84) during the three months ended March 31, 2008, including repurchases for which settlement occurred subsequent to March 31, 2008.
     During the three months ended March 31, 2009, we repurchased $32.0 million aggregate principal amount of our floating rate senior unsecured notes for an aggregate total consideration of $26.0 million (including $0.2 million of accrued interest) and $40.0 million aggregate principal amount of our 7% senior unsecured notes for an aggregate total consideration of $34.5 million (including $1.0 million of accrued interest).
     Proceeds from the exercise of stock options were $0.2 million (average exercise price per share of $8.98) during the three months ended March 31, 2009, and $1.0 million (average exercise price per share of $10.68) during the three months ended March 31, 2008.
     During the three months ended March 31, 2009, we had no borrowings or repayments under our revolving credit facility. During the three months ended March 31, 2008, we borrowed $351.0 million and repaid $426.0 million outstanding under our revolving credit facility, for net repayments of $75.0 million.
     Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net repayments of $101.0 million for the three months ended March 31, 2009, and $38.5 million for the same period in 2008.
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
     Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and to our subsequent filings with the SEC for additional discussion of the foregoing risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At March 31, 2009, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $378.4 million and had a fair value of $354.5 million. At December 31, 2008, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $465.1 million and had a fair value of $377.8 million.
Interest Rate Risk
     We had $1.5 billion of variable rate vehicle floorplan payable at March 31, 2009, and $1.9 billion at December 31, 2008. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $15.0 million at March 31, 2009, and $18.6 million at December 31, 2008, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
     We had $0.8 billion of other variable rate debt outstanding at each of March 31, 2009, and December 31, 2008. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $7.6 million at March 31, 2009, and $7.9 million at December 31, 2008.
     Reference is made to our quantitative and qualitative disclosures about market risk in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
     We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations, and certain accounts receivable). We have substantially implemented the core phase in 224 of our 228 stores as of March 31, 2009.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Government assistance has been provided to General Motors and Chrysler, and the future viability of these manufacturers is dependent on additional government assistance. Additionally, there can be no assurance that Ford will not need government assistance in the future to continue its operations. Unless General Motors and Chrysler receive significant additional government assistance in the second quarter of 2009, they will likely be forced to seek bankruptcy protection. Both of these manufacturers would need debtor-in-possession financing to emerge from any bankruptcy, which would be difficult, if not impossible, to obtain without government assistance. For information regarding the risks associated with a manufacturer bankruptcy, please refer to Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, “Market Challenges” in Part I, Item 2 of this Form 10-Q, and the risk factor “We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises” in our Annual Report on Form 10-K for the year ended December 31, 2008.
    In addition to the information above and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition, or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2009.

			Total Number of
			Shares Purchased	Approximate Dollar Value of
		Avg. Price	as Part of Publicly	Shares That May Yet Be
	Total Number of	Paid Per	Announced	Purchased Under The
Period	Shares Purchased (1)	Share	Programs	Programs (in millions)(2)

January 1, 2009 to
January 31, 2009	-	$-	-	$142.7

February 1, 2009 to
February 28, 2009	-	$-	-	$142.7

March 1, 2009 to
March 31, 2009	6,174	$9.92	-	$142.7

Total	6,174		-

(1)	These shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with restricted stock issued to retirement-eligible employees.

(2)	On October 23, 2007, our Board of Directors approved a stock repurchase program (referred to as the “October 2007 Program”), which authorized AutoNation to repurchase up to $250 million in shares of our common stock. The October 2007 Program does not have an expiration date.

ITEM 6. EXHIBITS
4.1	Supplemental Indenture, dated February 6, 2009, amending the Indenture, dated as of April 12, 2006, relating to the floating rate senior unsecured notes due 2013 and the senior unsecured notes due 2014, to update the list of the Company’s subsidiaries as guarantors thereunder

10.1	Letter Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K as filed on January 29, 2009)

10.2	Letter Agreement, dated January 28, 2009, between AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Form 8-K as filed on January 29, 2009)

10.3	Letter Agreement, dated January 28, 2009, between AutoNation, Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Form 8-K as filed on January 29, 2009)

10.4	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter)

10.5	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.
Date: April 23, 2009	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)