Form 10-Q
period 2009-06-30
AUTONATION INC /FL
filed 2009-07-31
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 27, 2009, the registrant had 178,023,867 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$128.9	$110.1
Receivables, net	330.6	369.7
Inventory	1,257.9	1,749.9
Other current assets	328.5	498.0

Total Current Assets	2,045.9	2,727.7

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $600.3 million and $634.8 million, respectively	1,742.8	1,798.4
GOODWILL, NET (Note 4)	1,121.5	1,122.0
OTHER INTANGIBLE ASSETS, NET (Note 4)	175.9	177.7
OTHER ASSETS	151.1	188.3

Total Assets	$5,237.2	$6,014.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$901.1	$1,352.4
Vehicle floorplan payable - non-trade	299.6	453.4
Accounts payable	128.5	134.4
Notes payable and current maturities of long-term obligations	13.8	33.3
Other current liabilities	368.2	482.3

Total Current Liabilities	1,711.2	2,455.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,119.2	1,225.6
DEFERRED INCOME TAXES	-	-
OTHER LIABILITIES	116.4	134.6
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at June 30, 2009, and December 31, 2008, including shares held in treasury	1.9	1.9
Additional paid-in capital	484.6	481.8
Retained earnings	2,094.3	2,023.0
Accumulated other comprehensive loss	(0.4)	(0.7)
Treasury stock, at cost; 15,565,959 and 16,708,866 shares held, respectively	(290.0)	(307.9)

Total Shareholders’ Equity	2,290.4	2,198.1

Total Liabilities and Shareholders’ Equity	$5,237.2	$6,014.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
New vehicle	$1,339.1	$2,062.0	$2,524.5	$4,133.7
Used vehicle	632.6	868.6	1,224.8	1,771.6
Parts and service	537.4	588.2	1,075.3	1,191.9
Finance and insurance, net	89.0	128.4	166.0	265.0
Other	11.5	16.4	24.9	32.9

TOTAL REVENUE	2,609.6	3,663.6	5,015.5	7,395.1

Cost of Sales:
New vehicle	1,252.8	1,925.6	2,364.3	3,858.9
Used vehicle	574.3	793.3	1,102.8	1,618.2
Parts and service	301.5	330.9	603.0	671.9
Other	4.5	7.4	10.6	14.6

TOTAL COST OF SALES	2,133.1	3,057.2	4,080.7	6,163.6

Gross Profit:
New vehicle	86.3	136.4	160.2	274.8
Used vehicle	58.3	75.3	122.0	153.4
Parts and service	235.9	257.3	472.3	520.0
Finance and insurance	89.0	128.4	166.0	265.0
Other	7.0	9.0	14.3	18.3

TOTAL GROSS PROFIT	476.5	606.4	934.8	1,231.5

Selling, general, and administrative expenses	364.1	451.4	717.6	910.8
Depreciation and amortization	19.1	20.8	39.0	42.7
Franchise rights impairment	1.5	-	1.5	-
Other expenses (income), net	(10.5)	0.1	(21.3)	0.4

OPERATING INCOME	102.3	134.1	198.0	277.6

Floorplan interest expense	(9.3)	(19.7)	(19.1)	(42.5)
Other interest expense	(10.5)	(21.6)	(22.3)	(48.4)
Gain on senior note repurchases	0.6	-	12.5	-
Interest income	0.3	0.3	0.6	0.8
Other gains (losses), net	3.5	1.0	1.8	(0.7)

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	86.9	94.1	171.5	186.8
PROVISION FOR INCOME TAXES	32.1	38.6	63.7	76.2

NET INCOME FROM CONTINUING OPERATIONS	54.8	55.5	107.8	110.6
Loss from discontinued operations, net of income taxes	(18.1)	(3.7)	(36.5)	(8.1)

NET INCOME	$36.7	$51.8	$71.3	$102.5

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.31	$0.31	$0.61	$0.62
Discontinued operations	$(0.10)	$(0.02)	$(0.21)	$(0.05)
Net income	$0.21	$0.29	$0.40	$0.57

Weighted average common shares outstanding	177.8	178.0	177.3	179.0

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.31	$0.31	$0.61	$0.62
Discontinued operations	$(0.10)	$(0.02)	$(0.21)	$(0.05)
Net income	$0.21	$0.29	$0.40	$0.57

Weighted average common shares outstanding	178.8	178.7	178.0	179.6

COMMON SHARES OUTSTANDING, net of treasury stock	178.0	176.7	178.0	176.7
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

			Additional		Accumulated Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
BALANCE AT DECEMBER 31, 2008	193,562,149	$1.9	$481.8	$2,023.0	$(0.7)	$(307.9)	$2,198.1
Exercise of stock options, including
income tax benefit of $2.5 million	-	-	(5.7)	-	-	18.0	12.3
Purchases of treasury stock	-	-	-	-	-	(0.1)	(0.1)
Stock-based compensation expense	-	-	8.5	-	-	-	8.5
Other comprehensive income	-	-	-	-	0.3	-	0.3
Net income	-	-	-	71.3	-	-	71.3

BALANCE AT JUNE 30, 2009	193,562,149	$1.9	$484.6	$2,094.3	$(0.4)	$(290.0)	$2,290.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2009	2008
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$71.3	$102.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	36.5	8.1
Depreciation and amortization	39.0	42.7
Amortization of debt issue costs and discounts	1.9	1.4
Stock option expense	8.5	12.3
Deferred income tax provision	15.6	3.9
Franchise rights impairment	1.5	-
Non-cash impairment charges	1.2	0.4
Gain on senior note repurchases	(12.5)	-
Gain on corporate headquarters sale-leaseback	(12.9)	-
Net gain on asset sales and dispositions	(7.6)	-
Other	(2.5)	-
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	39.0	138.4
Inventory	492.7	(20.0)
Other assets	30.6	11.3
Vehicle floorplan payable-trade, net	(451.3)	50.7
Accounts payable	(5.9)	(15.6)
Other liabilities	(36.6)	(12.3)

Net cash provided by continuing operations	208.5	323.8
Net cash provided by discontinued operations	22.4	7.0

Net cash provided by operating activities	230.9	330.8

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(34.1)	(39.2)
Property operating lease buy-outs	(0.1)	(1.9)
Proceeds from the sale of property and equipment	11.1	0.1
Proceeds from assets held for sale	0.9	-
Insurance recoveries on property and equipment	0.4	-
Cash used in business acquisitions, net of cash acquired	(0.2)	(29.4)
Net change in restricted cash	0.1	(6.0)
Purchases of restricted investments	-	(2.7)
Proceeds from the sale of restricted investments	3.0	4.8
Cash received from business divestitures, net of cash relinquished	40.5	12.3
Other	0.2	(0.2)

Net cash provided by (used in) continuing operations	21.8	(62.2)
Net cash provided by (used in) discontinued operations	0.1	(0.4)

Net cash provided by (used in) investing activities	21.9	(62.6)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2009	2008
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(0.1)	(55.9)
Repurchase of floating rate senior unsecured notes	(31.2)	-
Repurchase of 7% senior unsecured notes	(33.5)	-
Proceeds from revolving credit facility	-	519.0
Payment of revolving credit facility	-	(779.0)
Net payments of vehicle floor plan payable — non-trade	(154.8)	61.5
Payments of mortgage facilities	(3.4)	(3.2)
Payments of notes payable and long-term debt	(0.5)	(2.1)
Proceeds from the exercise of stock options	9.8	1.0
Tax benefit from stock options	2.5	0.1
Other	-	7.0

Net cash used in continuing operations	(211.2)	(251.6)
Net cash used in discontinued operations	(22.8)	(7.1)

Net cash used in financing activities	(234.0)	(258.7)

INCREASE IN CASH AND CASH EQUIVALENTS	18.8	9.5

CASH AND CASH EQUIVALENTS at beginning of period	110.1	33.3

CASH AND CASH EQUIVALENTS at end of period	$128.9	$42.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share data)
1. INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2009, we owned and operated 264 new vehicle franchises from 210 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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
New Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on our consolidated financial statements for the three months ended June 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued. For the quarterly period ended June 30, 2009, we have evaluated subsequent events through July 31, 2009, which is the date our financial statements were issued and filed with the SEC.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with our quarterly report for the period ending September 30, 2009.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS No. 141R effective January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2009.
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
     Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements. Our adoption of the provisions of SFAS No. 157 on January 1, 2009, with respect to nonfinancial assets and liabilities, including the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations, did not have a material impact on our fair value measurements or our financial statements for the three and six months ended June 30, 2009. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosures of our fair value measurements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
2.	RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30,	December 31,
	2009	2008

Trade receivables	$79.0	$96.3
Manufacturer receivables	87.8	103.2
Other	30.6	22.2

	197.4	221.7
Less: Allowances	(5.1)	(6.2)

	192.3	215.5
Contracts-in-transit and vehicle receivables	128.2	141.7
Income tax refundable (See Note 6)	10.1	12.5

Receivables, net	$330.6	$369.7

     Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.
3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory are as follows:

	June 30,	December 31,
	2009	2008

New vehicles	$954.0	$1,485.9
Used vehicles	194.3	139.7
Parts, accessories, and other	109.6	124.3

	$1,257.9	$1,749.9

     The components of vehicle floorplan payables are as follows:

	June 30,	December 31,
	2009	2008

Vehicle floorplan payable — trade	$901.1	$1,352.4
Vehicle floorplan payable — non-trade	299.6	453.4

	$1,200.7	$1,805.8

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
     On April 30, 2009, GMAC Financial Services (“GMAC”) entered into an agreement with Chrysler LLC to provide automotive financing products and services to Chrysler dealers and their customers. As a result of this agreement, we have treated new Chrysler vehicles financed by GMAC after April 30, 2009, as vehicle floorplan payable-non-trade. Vehicles financed by Chrysler Financial prior to this agreement continue to be classified as vehicle floorplan payable-trade.

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
     Our vehicle floorplan facilities, which utilize LIBOR-based interest rates, averaged 2.5% for the six months ended June 30, 2009, and 4.0% for the six months ended June 30, 2008. At June 30, 2009, aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $170.0 million, of which $61.5 million was outstanding at June 30, 2009. At June 30, 2009, aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.8 billion, of which $1.2 billion total was outstanding.
4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets, net, consist of the following:

	June 30,	December 31,
	2009	2008
Goodwill	$1,121.5	$1,122.0

Franchise rights — indefinite-lived	$172.4	$173.9
Other intangibles	7.6	7.6

	180.0	181.5
Less: accumulated amortization	(4.1)	(3.8)

Other intangibles assets, net	$175.9	$177.7

     Goodwill
     Goodwill is tested for impairment annually on April 30 or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We completed our annual impairment tests as of April 30, 2009, and no goodwill impairment charges resulted from the required goodwill impairment test. During 2008, we recorded impairment charges of $1.61 billion ($1.37 billion after-tax) associated with goodwill. For a complete discussion of these impairment charges, please see Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     The test for goodwill impairment, as defined by SFAS No. 142, is a two-step approach. The first step of the goodwill impairment test requires a determination of whether or not the fair value of a reporting unit is less than its carrying value. If so, the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss.
     We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows (DCF) of the reporting unit at a computed weighted average cost of capital as the discount rate. The future cash flows and weighted average cost of capital are estimated by management consistent with a market participant perspective. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is also consistent with a market participant perspective.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the six months ended June 30, 2009, were as follows:

			Premium	Corporate
	Domestic	Import	Luxury	and other	Consolidated
Goodwill at January 1, 2009	$152.0	$500.4	$469.6	$-	$1,122.0
Acquisitions and other adjustments	0.2	(0.4)	(0.3)	-	(0.5)

Goodwill at June 30, 2009	$152.2	$500.0	$469.3	$-	$1,121.5

     Other Intangible Assets
     Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. The impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. We completed our annual impairment tests as of April 30, 2009, and we recorded $1.5 million ($0.9 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value.
     During 2008, we recorded impairment charges of $146.5 million ($90.8 million after-tax) associated with franchise rights. We reclassified impairment charges of $5.1 million ($3.0 million after-tax) that were recorded during the three months ended June 30, 2008, to Loss from Discontinued Operations in our consolidated income statements as the stores associated with these impairment charges were reclassified to discontinued operations during 2009. For a discussion of these impairment charges, please see Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
5.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following:

	June 30,	December 31,
	2009	2008
Floating rate senior unsecured notes, due 2013	$156.5	$194.5
7% senior unsecured notes, due 2014	132.6	172.6
Term loan facility, due 2012	600.0	600.0
Revolving credit facility, due 2012	-	-
Mortgage facility, due 2017	229.9	233.3
Other debt, due from 2010 to 2025	14.0	58.5

	1,133.0	1,258.9
Less: current maturities	(13.8)	(33.3)

Long-term debt, net of current maturities	$1,119.2	$1,225.6

     Senior Unsecured Notes and Credit Agreement
     At June 30, 2009, we had outstanding $156.5 million of floating rate senior unsecured notes due April 15, 2013, and $132.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us currently at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     During the three months ended June 30, 2009, we repurchased $6.0 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $5.4 million.
     During the six months ended June 30, 2009, we repurchased $38.0 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $31.4 million. We also repurchased $40.0 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $34.5 million.
     We recorded a gain of $0.6 million during the three months ended June 30, 2009, and $12.5 million during the six months ended June 30, 2009 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $71.5 million at June 30, 2009. As of June 30, 2009, we had no borrowings outstanding under the revolving credit facility, leaving $628.5 million of borrowing capacity. As of June 30, 2009, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $271 million.
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
     Other Debt
     At June 30, 2009, we had $229.9 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.
     In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.9 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net. The remaining gain of $8.9 million and remaining rent expense of $9.1 million are being recognized on a straight-line basis through the third quarter of 2009. During the three months ended June 30, 2009, we recognized $5.3 million of gain and $5.5 million of rent expense related to this transaction.

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
6. INCOME TAXES
     Income taxes refundable included in Accounts Receivable totaled $10.1 million at June 30, 2009, and $12.5 million at December 31, 2008.
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
7. SHAREHOLDERS’ EQUITY
     During the six months ended June 30, 2009, we did not repurchase any shares of our common stock other than 6,174 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with restricted stock issued to retirement-eligible employees. As of June 30, 2009, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes.
     During the six months ended June 30, 2008, we repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37).

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     We issued 1.0 million shares of common stock in connection with the exercise of stock options during the six months ended June 30, 2009, and 0.1 million shares during the six months ended June 30, 2008. The proceeds from the exercise of stock options were $9.8 million (average exercise price per share of $10.14) during the six months ended June 30, 2009, and $1.0 million (average exercise price per share of $10.85) during the six months ended June 30, 2008.
     We granted 0.2 million shares of restricted stock during the six months ended June 30, 2009, in connection with our annual restricted stock award grant. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
8. EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. Anti-dilutive options totaling 8.5 million for the three months ended June 30, 2009, and 8.7 million for the six months ended June 30, 2009, have been excluded from the computation of diluted earnings per share. Anti-dilutive options totaling 9.0 million for the three months ended June 30, 2008, and 9.0 million for the six months ended June 30, 2008, have been excluded from the computation of diluted earnings per share.
     The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average shares outstanding used in calculating basic earnings per share	177.8	178.0	177.3	179.0
Effect of dilutive stock-based awards	1.0	0.7	0.7	0.6

Weighted average common and common equivalent shares used in calculating diluted earnings per share	178.8	178.7	178.0	179.6

9. STOCK—BASED COMPENSATION
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
     In February 2009, the Executive Compensation Subcommittee (the “Subcommittee”) of the Compensation Committee of our Board of Directors approved annual stock option awards to our named executive officers and other employees under the 2008 Plan. Prior to 2009, the Subcommittee’s practice had been to award stock options during the third quarter with an effective grant date after the public release of the Company’s second-quarter earnings results. For 2009, the Subcommittee modified its practice by approving the annual stock option awards to our named executive officers and other employees in the first quarter and granting the awards in four equal increments over the year, subject to continuous employment through each grant date. The Subcommittee approved a total of 1.2 million employee stock options for 2009. One-fourth of each stock option award that was approved in February 2009 was granted on March 2, 2009, and on June 1, 2009, and an additional one-fourth of each such stock option award will be granted on the first New York Stock Exchange trading day of each of September and December 2009. The options granted on March 2, 2009, and June 1, 2009, have an exercise price equal to the closing price per share on the grant date ($9.92 on March 2, 2009 and $16.99 on June 1, 2009), and each subsequent option grant will have an exercise price equal to the closing price of our common stock on the applicable grant date in accordance with the 2008 Plan. In February 2009, the Subcommittee also approved a total of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 2, 2009.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     The following table summarizes the assumptions used relating to the valuation of our stock options during the six months ended June 30, 2009 and 2008:

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of stock option activity is as follows for the six months ended June 30, 2009:

	Stock Options
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic Value
	(in millions)	Exercise Price	Term (Years)	(in millions)
Options outstanding at January 1	14.6	$16.01
Granted *	0.7	$12.86
Exercised	(1.0)	$10.14
Forfeited	(0.1)	$17.84
Expired	(1.4)	$14.98

Options outstanding at June 30	12.8	$16.34	6.0	$29.8

Options exercisable at June 30	8.4	$16.25	4.9	$19.3
Options available for future grants at June 30	11.4

*	The options granted during the six months ended June 30, 2009, are primarily related to our employee quarterly stock option award grants in March and June 2009 and our non-employee director annual stock option award grant in January 2009.
     The total intrinsic value (which equals the spread between the market value of the stock and the exercise price) of stock options exercised was $6.5 million during the six months ended June 30, 2009, and $0.3 million during the six months ended June 30, 2008.
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
     The following table summarizes information about vested and unvested restricted stock for the six months ended June 30, 2009:

	Restricted Stock
		Weighted-Average
	Shares	Grant Date Fair
	(in millions)	Value
Nonvested at January 1	0.2	$10.17
Granted **	0.2	$9.97
Vested	-	$-
Forfeited	-	$-

Nonvested at June 30	0.4	$10.07

**	The restricted stock awards granted during the six months ended June 30, 2009, are primarily related to our employee annual restricted stock award grant in March 2009.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Compensation Expense
     The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the 2009 and 2008 Unaudited Condensed Consolidated Income Statement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options (1)	$4.5	$8.5	$8.0	$12.3
Restricted stock	0.2	-	0.5	-

Total stock-based compensation expense	$4.7	$8.5	$8.5	$12.3

(1)	Stock-based compensation expense for the three and six months ended June 30, 2008, includes $5.3 million of additional stock-based compensation expense that was recorded in the second quarter of 2008 to reflect the correction of our expense attribution method to accelerate stock-based compensation expense for employees who are or will become retirement-eligible prior to the stated vesting period of the award.
     As of June 30, 2009, there was $14.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $11.5 million relates to stock options and $2.8 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.7 years.
10.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$36.7	$51.8	$71.3	$102.5
Other comprehensive income (loss)	0.3	(0.1)	0.3	—

Comprehensive income	$37.0	$51.7	$71.6	$102.5

11. ACQUISITIONS
     We acquired one automotive retail franchise and related assets during each of the six months ended June 30, 2009 and 2008. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
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
     From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $82 million at June 30, 2009. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2009. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
     At June 30, 2009, surety bonds, letters of credit, and cash deposits totaled $109.4 million, including $71.5 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
     We received proceeds (net of cash relinquished) of $40.5 million during the six months ended June 30, 2009, and $12.3 million during the same period in 2008 related to discontinued operations.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Changes in the number of stores not yet sold or closed in discontinued operations for the three and six months ended June 30, 2009, are as follows:

Number of Stores
Not Yet Sold or
Closed in
Discontinued
Operations
Stores not yet sold or closed in discontinued operations at December 31, 2008	-

Classified as discontinued operations during first quarter of 2009	17
Sold or closed during first quarter of 2009	(3)

Stores not yet sold or closed in discontinued operations at March 31, 2009	14

Classified as discontinued operations during second quarter of 2009 (1)	11
Sold or closed during second quarter of 2009 (2)	(18)

Stores not yet sold or closed in discontinued operations at June, 2009 (3)	7

(1)	In the second quarter of 2009, five of the stores classified as discontinued operations were Chrysler stores that were closed in connection with the Chrysler bankruptcy, and three of the stores were General Motors stores that we agreed to close in the future in connection with the General Motors bankruptcy. Chrysler terminated the franchise rights associated with a total of seven stores, however, two of those stores did not meet the criteria to be classified as discontinued operations due to the expected migration of certain revenues associated with those stores to other continuing operations stores. We agreed to close a total of four General Motors dealerships, however, one of the General Motors dealerships had franchise rights that were terminated by Chrysler and is included in the five Chrysler stores referenced above.

(2)	Six of the stores that were sold or closed during the second quarter of 2009 were classified as discontinued operations in the second quarter of 2009, including the five Chrysler stores discussed above, and 12 of the stores were classified as discontinued operations in the first quarter of 2009.

(3)	Of the seven remaining stores in discontinued operations at June 30, 2009, two were classified as discontinued operations in the first quarter of 2009 and five were classified as discontinued operations in the second quarter of 2009, including the General Motors stores that we agreed to close in connection with the General Motors bankruptcy.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenue	$105.5	$273.4	$244.9	$582.7

Pre-tax loss from discontinued operations	$(5.6)	(7.6)	$(6.6)	(8.5)
Pre-tax gain (loss) on disposal of discontinued operations	(18.1)	1.4	(42.2)	2.4

	(23.7)	(6.2)	(48.8)	(6.1)
Income tax benefit	(5.6)	(2.5)	(12.3)	(2.0)

Loss from discontinued operations, net of income taxes	$(18.1)	$(3.7)	$(36.5)	$(8.1)

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	June 30,	December 31,
	2009	2008
Inventory	$25.8	$127.6
Other current assets	14.1	22.0
Property and equipment, net	106.4	170.5
Goodwill	6.0	32.4
Other non-current assets	4.6	7.9

Total assets	$156.9	$360.4

Vehicle floorplan payable-trade	$12.9	$89.2
Vehicle floorplan payable-non-trade	11.3	34.1
Other current liabilities	12.7	21.8

Total liabilities	$36.9	$145.1

     Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.
14. SEGMENT INFORMATION
     At June 30, 2009, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Prior period amounts have been reclassified to reflect our operating segment structure at June 30, 2009.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Reportable segment revenues and segment income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Domestic	$842.4	$1,147.9	$1,622.5	$2,422.2
Import	1,004.4	1,500.1	1,897.0	2,961.8
Premium Luxury	733.9	988.3	1,437.8	1,950.7
Corporate and other	28.9	27.3	58.2	60.4

Total revenues	$2,609.6	$3,663.6	$5,015.5	$7,395.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Segment income (loss)*:
Domestic	$25.8	$32.9	$48.0	$70.1
Import	41.6	57.1	70.9	112.3

Premium Luxury	42.8	51.5	83.8	102.2
Corporate and other	(17.2)	(27.1)	(23.8)	(49.5)

Total segment income	93.0	114.4	178.9	235.1

Other interest expense	(10.5)	(21.6)	(22.3)	(48.4)
Gain on senior note repurchases	0.6	—	12.5	—
Interest income	0.3	0.3	0.6	0.8
Other gains (losses), net	3.5	1.0	1.8	(0.7)

Income from continuing operations before income taxes	$86.9	$94.1	$171.5	$186.8

*	Segment income (loss) is defined as operating income net of floorplan interest expense.
15. BUSINESS AND CREDIT CONCENTRATIONS
     We are subject to a concentration of risk in the event of financial distress of a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler. These manufacturers have been adversely impacted by the unfavorable economic conditions in the United States and elsewhere.
     On April 30, 2009, Chrysler and several of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). In connection with the bankruptcy, Chrysler filed, and the bankruptcy court approved, a dealer consolidation plan to close approximately 789 dealerships, including seven of our Chrysler dealerships. The bankruptcy court also approved the sale of certain Chrysler assets to a new entity that will operate the reorganized Chrysler business. The new Chrysler entity is owned primarily by the autoworkers’ union retirement health care trust, Fiat, and the U.S. and Canadian governments. On June 10, 2009, Chrysler completed the sale, and the new Chrysler entity assumed our remaining Chrysler franchise agreements under which we will continue to operate our remaining Chrysler dealerships that were not terminated in the bankruptcy.
     On June 1, 2009, General Motors and several of its affiliates also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In connection with the bankruptcy, we entered into wind-down agreements with General Motors pursuant to which we agreed to close four of our dealerships by October 2010 in exchange for certain wind-down payments. At the same time, we entered into participation agreements under which our remaining General Motors dealerships will continue to operate as franchisees of the new General Motors formed as a result of the bankruptcy. Certain of our dealerships with multiple General Motors franchises entered into a participation agreement as to certain franchises and a wind-down agreement as to other franchises (such as Pontiac, which General Motors is discontinuing as part of the bankruptcy). On July 5, 2009, the bankruptcy court approved General Motors’ plan to sell certain assets to a new entity that will operate the reorganized General Motors business, and, on July 10, 2009, General Motors completed the sale. The new General Motors entity is owned primarily by the U.S. and Canadian governments, the autoworkers’ union retirement health care trust and certain former bondholders and other creditors of General Motors.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Our business could be materially adversely impacted by another bankruptcy of a major vehicle manufacturer or related lender. For example, (i) a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) such lender could attempt to terminate our floorplan financing and demand repayment of any amounts outstanding, (iii) consumer demand for such manufacturer’s products could be materially adversely affected, (iv) we may be unable to arrange financing for our customers for their vehicle purchases and leases through such lender, in which case we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all, (v) we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy, and (vi) such manufacturer may be relieved of its indemnification obligations with respect to product liability claims. Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations, financial condition, and our ability to remain in compliance with the financial ratios contained in our debt agreements. Tens of billions of dollars of U.S. government support were provided to Chrysler, General Motors, and GMAC, and we believe that this support mitigated the potential adverse impacts to us resulting from the Chrysler and General Motors bankruptcies. There can be no assurance that U.S. government support will be provided to the same extent or at all in the event of another bankruptcy of a major vehicle manufacturer or related lender. As a result, the potential adverse impact on our financial condition and results of operations could be relatively worse in a manufacturer or related lender bankruptcy which is not financially supported by the U.S. government.
     Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2009, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.
16. FAIR VALUE MEASUREMENTS
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
     The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:
•	Cash and cash equivalents, trade and manufacturer receivables, other current assets, vehicle floorplan payable, accounts payable, other current liabilities, and variable rate debt: The amounts reported in the accompanying Unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature.

•	Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Unaudited Condensed Consolidated Balance Sheets. The carrying amount and fair value of our investments in marketable securities totaled $4.5 million at June 30, 2009, and $6.8 million at December 31, 2008.

•	Fixed rate debt: The fair value of fixed rate debt is based on an estimated amount that would be paid to transfer the debt to a credit-equivalent market participant at the measurement date. The carrying amounts of our fixed rate debt primarily consisting of amounts outstanding under our senior unsecured notes and mortgages totaled $376.5 million at June 30, 2009, and $465.1 million at December 31, 2008, with a fair value of $352.0 million at June 30, 2009, and $377.8 million at December 31, 2008.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
     Effective January 1, 2009, we adopted the provisions of SFAS No. 157 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair value less cost to sell of long-lived assets held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s fair value less cost to sell (increase or decrease) is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale.
     The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2009:

	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Gain/(Loss)
Franchise rights	$—	$—	$2.9	$(1.5)

Long-lived assets held for sale:
Continuing operations	$—	$—	$11.8	$(1.2)
Discontinued operations	—	—	102.9	(22.1)

Total long-lived assets held for sale	$—	$—	$114.7	$(23.3)

     During the six months ended June 30, 2009, no impairment charge was recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, for the carrying value of goodwill. Rights under an Import store’s franchise agreement with a carrying amount of $4.4 million were written down to an estimated fair value of $2.9 million, resulting in a non-cash impairment charge of $1.5 million, which was included in Franchise Rights Impairment during the three and six months ended June 30, 2009. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on how fair value measurements are derived for our goodwill and franchise rights.
     In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the six months ended June 30, 2009, long-lived assets held for sale in continuing operations with a carrying amount of $13.0 million were written down to their fair value of $11.8 million, resulting in a non-cash impairment charge of $1.2 million, which was included in Other Expenses (Income), Net in our Unaudited Condensed Consolidated Financial Statements and included as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information. The $1.2 million of impairment recorded includes $0.7 million that was recorded during the three months ended June 30, 2009.
     During the six months ended June 30, 2009, long-lived assets held for sale in discontinued operations with a carrying amount of $125.0 million were written down to their fair value of $102.9 million, resulting in a non-cash impairment charge of $22.1 million, which related to certain of our discontinued operations stores and was included in Loss from Discontinued Operations. The $22.1 million of impairment includes $10.8 million that was recorded during the three months ended June 30, 2009.
     The fair value measurements for our long-lived assets held for sale were based on Level 3 inputs obtained from third-party real estate valuation sources.

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
Overview
     AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2009, we owned and operated 264 new vehicle franchises from 210 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 35 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 98% of the new vehicles that we sold during the six months ended June 30, 2009, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.
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
     At June 30, 2009, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products. Prior period amounts have been reclassified to reflect our operating segment structure at June 30, 2009.
     For the six months ended June 30, 2009, new vehicle sales accounted for approximately 50% of our total revenue, but approximately 17% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 25% of total revenue for the six months ended June 30, 2009, contributed approximately 68% of our gross profit for the same period.
     During the three months ended June 30, 2009, we had net income from continuing operations of $54.8 million and diluted earnings per share of $0.31, as compared to net income from continuing operations of $55.5 million and diluted earnings per share of $0.31, during the same period in 2008. During the six months ended June 30, 2009, we had net income from continuing operations of $107.8 million and diluted earnings per share of $0.61, as compared to net income from continuing operations of $110.6 million and diluted earnings per share of $0.62, during the same period in 2008.
     Results for the three months ended June 30, 2009, were favorably impacted by a net gain on asset sales and dispositions of $5.9 million ($3.7 million after-tax). Results for the six months ended June 30, 2009, were favorably impacted by a gain on senior note repurchases of $12.5 million ($7.7 million after-tax) and a net gain on asset sales and dispositions of $15.5 million ($9.6 million after-tax), partially offset by property impairments of $1.2 million ($0.7 million after-tax).
     Results for the three and six months ended June 30, 2008, were adversely impacted by a non-cash stock-based compensation expense adjustment of $5.3 million ($3.1 million after-tax).

Market Challenges
     Our results of operations for the second quarter of 2009 reflected a challenging automotive retail market impacted by the unfavorable economic conditions in the United States. Although we expect that market conditions will remain challenging, we continue to believe that the rate of new vehicle sales will improve in the second half of 2009, as compared to the first half of 2009. In this environment, we believe that we will be able to manage within the financial covenants contained in our debt agreements. See “Liquidity and Capital Resources — Restrictions and Covenants” below.
     Chrysler and General Motors Bankruptcies
     On April 30, 2009, Chrysler and several of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). In connection with the bankruptcy, Chrysler filed, and the bankruptcy court approved, a dealer consolidation plan to close approximately 789 dealerships, including seven of our Chrysler dealerships. The bankruptcy court also approved the sale of certain Chrysler assets to a new entity that will operate the reorganized Chrysler business. The new Chrysler entity is owned primarily by the autoworkers’ union retirement health care trust, Fiat, and the U.S. and Canadian governments. On June 10, 2009, Chrysler completed the sale, and the new Chrysler entity assumed our remaining Chrysler franchise agreements under which we will continue to operate our remaining Chrysler dealerships that were not terminated in the bankruptcy.
     On June 1, 2009, General Motors and several of its affiliates also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In connection with the bankruptcy, we entered into wind-down agreements with General Motors pursuant to which we agreed to close four of our dealerships by October 2010 in exchange for certain wind-down payments. At the same time, we entered into participation agreements under which our remaining General Motors dealerships will continue to operate as franchisees of the new General Motors formed as a result of the bankruptcy. Certain of our dealerships with multiple General Motors franchises entered into a participation agreement as to certain franchises and a wind-down agreement as to other franchises (such as Pontiac, which General Motors is discontinuing as part of the bankruptcy). On July 5, 2009, the bankruptcy court approved General Motors’ plan to sell certain assets to a new entity that will operate the reorganized General Motors business, and, on July 10, 2009, General Motors completed the sale. The new General Motors entity is owned primarily by the U.S. and Canadian governments, the autoworkers’ union retirement health care trust and certain former bondholders and other creditors of General Motors.
     The operating results of the Chrysler dealerships that were closed in connection with the Chrysler bankruptcy and of the General Motors dealerships that we agreed to close in the future were not material to our consolidated financial statements.
     Impact of Chrysler and General Motors Bankruptcies
     During the second quarter of 2009, we classified as discontinued operations five of the seven Chrysler dealerships that were closed in connection with the Chrysler bankruptcy and all of the General Motors dealerships that we agreed to close in the future in connection with the General Motors bankruptcy. The remaining two Chrysler stores that were closed in connection with the Chrysler bankruptcy did not meet the criteria to be classified as discontinued operations due to the expected migration of certain revenues associated with those stores to other stores. For the second quarter of 2009, we recorded in discontinued operations estimated losses associated with the Chrysler and General Motors bankruptcies of approximately $11 million (after-tax), including expected losses on the disposition of real estate. There may be other adverse impacts resulting from the Chrysler and General Motors bankruptcies in the future. For example, the new Chrysler entity and the new General Motors entity are not expected to indemnify us for certain product liability claims.
     The seven terminated Chrysler dealerships ceased operations on June 9, 2009, and the four General Motors dealerships that we agreed to terminate are expected to close by June 30, 2010 or earlier.
Inventory Management
     Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.

     We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We reduced our new vehicle inventory to 31,275 units at June 30, 2009, from 50,311 units at December 31, 2008, and 53,733 units at June 30, 2008. Although we focus on managing our inventory levels in accordance with consumer demand, we believe we must maintain a minimum level of inventory at our lower volume stores that is representative of the full line of vehicles offered by manufacturers. This may result in a higher days supply of inventory than would otherwise result if we were in a better economic environment. However, given our inventory management practices (such as managing our inventory purchases based on our sales forecasts and sharing inventory among stores within a local market), we do not believe the current business climate is likely to result in material impairment charges related to new vehicle inventory. We continue to monitor our new vehicle inventory levels closely based on current economic conditions and will adjust them as appropriate.
     In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.3 million at June 30, 2009, and $1.7 million at December 31, 2008.
     Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $4.4 million at June 30, 2009, and $6.3 million at December 31, 2008.
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
     We completed our annual test for impairment of goodwill on April 30, 2009, and no goodwill impairment charges resulted from the required impairment test. The goodwill impairment analysis is dependent on many variables used to determine the fair value of our reporting units.
     As discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements, we estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows (DCF) of the reporting unit at a computed weighted average cost of capital as the discount rate. If our “income” valuation approach had been a hypothetical 10% lower for each of our reporting units as of April 30, 2009, we would have been required to complete the second step of the goodwill impairment test for our domestic reporting unit. For the domestic reporting unit, which has a carrying value of $880.0 million at June 30, 2009, a 7% reduction in its estimated fair value would have resulted in a failure of the first step of the goodwill impairment test. A first step failure would have required us to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a non-cash goodwill impairment charge. We would have been in compliance with the financial covenants in our debt agreements even if we had impaired all of the goodwill associated with our domestic reporting unit. The effect of a hypothetical 10% decrease in valuation estimate is not intended to provide a sensitivity analysis of every potential outcome.
     We also completed our annual impairment test for intangibles with indefinite lives as of April 30, 2009, and we recorded $1.5 million ($0.9 million, net of tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement. Our franchise rights, which related to 20 franchises and totaled approximately $172.4 million at June 30, 2009, are evaluated for impairment on a franchise-by-franchise basis. If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2009, the resulting incremental impairment charge would have been less than $5.0 million.
     We will continue to monitor events in future periods to determine if additional asset impairment testing should be performed. We continue to face a challenging automotive retail environment and an uncertain economic environment in general. As a result of these conditions, there can be no assurance that an additional material impairment charge will not occur in a future period.

Reported Operating Data
     Historical operating results include the results of acquired businesses from the date of acquisition.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per			Variance				Variance
vehicle data)			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Revenue:
New vehicle	$1,339.1	$2,062.0	$(722.9)	(35.1)	$2,524.5	$4,133.7	$(1,609.2)	(38.9)
Used vehicle	632.6	868.6	(236.0)	(27.2)	1,224.8	1,771.6	(546.8)	(30.9)
Parts and service	537.4	588.2	(50.8)	(8.6)	1,075.3	1,191.9	(116.6)	(9.8)
Finance and insurance, net	89.0	128.4	(39.4)	(30.7)	166.0	265.0	(99.0)	(37.4)
Other	11.5	16.4	(4.9)		24.9	32.9	(8.0)

Total revenue	$2,609.6	$3,663.6	$(1,054.0)	(28.8)	$5,015.5	$7,395.1	$(2,379.6)	(32.2)

Gross profit:
New vehicle	$86.3	$136.4	$(50.1)	(36.7)	$160.2	$274.8	$(114.6)	(41.7)
Used vehicle	58.3	75.3	(17.0)	(22.6)	122.0	153.4	(31.4)	(20.5)
Parts and service	235.9	257.3	(21.4)	(8.3)	472.3	520.0	(47.7)	(9.2)
Finance and insurance	89.0	128.4	(39.4)	(30.7)	166.0	265.0	(99.0)	(37.4)
Other	7.0	9.0	(2.0)		14.3	18.3	(4.0)

Total gross profit	476.5	606.4	(129.9)	(21.4)	934.8	1,231.5	(296.7)	(24.1)
Selling, general and administrative expenses	364.1	451.4	87.3	19.3	717.6	910.8	193.2	21.2
Depreciation and amortization	19.1	20.8	1.7		39.0	42.7	3.7
Franchise impairments	1.5	-	(1.5)		1.5	-	(1.5)
Other expenses (income), net	(10.5)	0.1	10.6		(21.3)	0.4	21.7

Operating income	102.3	134.1	(31.8)	(23.7)	198.0	277.6	(79.6)	(28.7)

Floorplan interest expense	(9.3)	(19.7)	10.4		(19.1)	(42.5)	23.4
Other interest expense	(10.5)	(21.6)	11.1		(22.3)	(48.4)	26.1
Gain on senior note repurchases	0.6	—	0.6		12.5	—	12.5
Interest income	0.3	0.3	—		0.6	0.8	(0.2)
Other gains (losses), net	3.5	1.0	2.5		1.8	(0.7)	2.5

Income from continuing
operations before income taxes	$86.9	$94.1	$(7.2)	(7.7)	$171.5	$186.8	$(15.3)	(8.2)

Retail vehicle unit sales:
New vehicle	43,512	69,805	(26,293)	(37.7)	81,776	137,234	(55,458)	(40.4)
Used vehicle	34,141	45,961	(11,820)	(25.7)	68,139	92,514	(24,375)	(26.3)

	77,653	115,766	(38,113)	(32.9)	149,915	229,748	(79,833)	(34.7)

Revenue per vehicle retailed:
New vehicle	$30,775	$29,539	$1,236	4.2	$30,871	$30,122	$749	2.5
Used vehicle	$16,239	$15,837	$402	2.5	$15,854	$15,958	$(104)	(0.7)

Gross profit per vehicle retailed:
New vehicle	$1,983	$1,954	$29	1.5	$1,959	$2,002	$(43)	(2.1)
Used vehicle	$1,667	$1,651	$16	1.0	$1,742	$1,667	$75	4.5
Finance and insurance	$1,146	$1,109	$37	3.3	$1,107	$1,153	$(46)	(4.0)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009 (%)	2008 (%)	2009 (%)	2008 (%)
Revenue mix percentages:
New vehicle	51.3	56.3	50.3	55.9
Used vehicle	24.2	23.7	24.4	24.0
Parts and service	20.6	16.1	21.4	16.1
Finance and insurance, net	3.4	3.5	3.3	3.6
Other	0.5	0.4	0.6	0.4

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	18.1	22.5	17.1	22.3
Used vehicle	12.2	12.4	13.1	12.5
Parts and service	49.5	42.4	50.5	42.2
Finance and insurance	18.7	21.2	17.8	21.5
Other	1.5	1.5	1.5	1.5

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.4	6.6	6.3	6.6
Used vehicle — retail	10.3	10.4	11.0	10.4
Parts and service	43.9	43.7	43.9	43.6
Total	18.3	16.6	18.6	16.7
Selling, general and administrative expenses	14.0	12.3	14.3	12.3
Operating income	3.9	3.7	3.9	3.8
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	76.4	74.4	76.8	74.0
Operating income	21.5	22.1	21.2	22.5

	June 30,	June 30,
	2009	2008
Days supply:
New vehicle (industry standard of selling days, including fleet)	53 days	60 days
Used vehicle (trailing 30 days)	35 days	41 days
     The following table details net new vehicle inventory carrying benefit (cost), consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
($ in millions)
Floorplan assistance	$11.0	$18.1	$(7.1)	$21.0	$37.4	$(16.4)
Floorplan interest expense (new vehicles)	(8.1)	(18.9)	10.8	(17.3)	(41.7)	24.4

Net new vehicle inventory carrying benefit (cost)	$2.9	$(0.8)	$3.7	$3.7	$(4.3)	$8.0

Same Store Operating Data
     We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per			Variance				Variance
vehicle data)			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Revenue:
New vehicle	$1,324.5	$2,048.4	$(723.9)	(35.3)	$2,496.4	$4,103.6	$(1,607.2)	(39.2)
Used vehicle	624.4	856.4	(232.0)	(27.1)	1,207.8	1,745.9	(538.1)	(30.8)
Parts and service	533.4	578.7	(45.3)	(7.8)	1,066.0	1,172.3	(106.3)	(9.1)
Finance and insurance, net	88.4	127.4	(39.0)	(30.6)	164.6	262.7	(98.1)	(37.3)
Other	10.6	15.8	(5.2)		23.3	31.9	(8.6)

Total revenue	$2,581.3	$3,626.7	$(1,045.4)	(28.8)	$4,958.1	$7,316.4	$(2,358.3)	(32.2)

Gross profit:
New vehicle	$85.8	$135.6	$(49.8)	(36.7)	$158.7	$273.1	$(114.4)	(41.9)
Used vehicle	57.5	74.2	(16.7)	(22.5)	120.1	150.8	(30.7)	(20.4)
Parts and service	234.1	254.0	(19.9)	(7.8)	468.2	513.4	(45.2)	(8.8)
Finance and insurance	88.4	127.4	(39.0)	(30.6)	164.6	262.7	(98.1)	(37.3)
Other	6.8	8.8	(2.0)		13.8	18.2	(4.4)

Total gross profit	$472.6	$600.0	$(127.4)	(21.2)	$925.4	$1,218.2	$(292.8)	(24.0)

Retail vehicle unit sales:
New vehicle	43,171	69,385	(26,214)	(37.8)	81,146	136,319	(55,173)	(40.5)
Used vehicle	33,808	45,249	(11,441)	(25.3)	67,346	91,050	(23,704)	(26.0)

	76,979	114,634	(37,655)	(32.8)	148,492	227,369	(78,877)	(34.7)

Revenue per vehicle retailed:
New vehicle	$30,680	$29,522	$1,158	3.9	$30,764	$30,103	$661	2.2
Used vehicle	$16,206	$15,866	$340	2.1	$15,838	$15,985	$(147)	(0.9)
Gross profit per vehicle retailed:
New vehicle	$1,987	$1,954	$33	1.7	$1,956	$2,003	$(47)	(2.3)
Used vehicle	$1,656	$1,651	$5	0.3	$1,731	$1,664	$67	4.0
Finance and insurance	$1,148	$1,111	$37	3.3	$1,108	$1,155	$(47)	(4.1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009 (%)	2008 (%)	2009 (%)	2008 (%)
Revenue mix percentages:
New vehicle	51.3	56.5	50.3	56.1
Used vehicle	24.2	23.6	24.4	23.9
Parts and service	20.7	16.0	21.5	16.0
Finance and insurance, net	3.4	3.5	3.3	3.6
Other	0.4	0.4	0.5	0.4

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	18.2	22.6	17.1	22.4
Used vehicle	12.2	12.4	13.0	12.4
Parts and service	49.5	42.3	50.6	42.1
Finance and insurance	18.7	21.2	17.8	21.6
Other	1.4	1.5	1.5	1.5

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.5	6.6	6.4	6.7
Used vehicle — retail	10.2	10.4	10.9	10.4
Parts and service	43.9	43.9	43.9	43.8
Total	18.3	16.5	18.7	16.7

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per			Variance				Variance
vehicle data)			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Reported:
Revenue	$1,339.1	$2,062.0	$(722.9)	(35.1)	$2,524.5	$4,133.7	$(1,609.2)	(38.9)
Gross profit	$86.3	$136.4	$(50.1)	(36.7)	$160.2	$274.8	$(114.6)	(41.7)
Retail vehicle unit sales	43,512	69,805	(26,293)	(37.7)	81,776	137,234	(55,458)	(40.4)
Revenue per vehicle retailed	$30,775	$29,539	$1,236	4.2	$30,871	$30,122	$749	2.5
Gross profit per vehicle retailed	$1,983	$1,954	$29	1.5	$1,959	$2,002	$(43)	(2.1)
Gross profit as a percentage of revenue	6.4%	6.6%			6.3%	6.6%
Days supply (industry standard of selling days, including fleet)	53 days	60 days

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Same Store:
Revenue	$1,324.5	$2,048.4	$(723.9)	(35.3)	$2,496.4	$4,103.6	$(1,607.2)	(39.2)
Gross profit	$85.8	$135.6	$(49.8)	(36.7)	$158.7	$273.1	$(114.4)	(41.9)
Retail vehicle unit sales	43,171	69,385	(26,214)	(37.8)	81,146	136,319	(55,173)	(40.5)
Revenue per vehicle retailed	$30,680	$29,522	$1,158	3.9	$30,764	$30,103	$661	2.2
Gross profit per vehicle retailed	$1,987	$1,954	$33	1.7	$1,956	$2,003	$(47)	(2.3)
Gross profit as a percentage
of revenue	6.5%	6.6%			6.4%	6.7%
     Same store new vehicle revenue decreased $723.9 million or 35.3% during the three months ended June 30, 2009, and $1.61 billion or 39.2% during the six months ended June 30, 2009, as compared to the same periods in 2008, primarily as a result of a decrease in same store unit volume partially offset by an increase in same store revenue per new vehicle retailed. The decrease in same store unit volume was primarily due to the challenging automotive retail environment. Results were adversely impacted by overall economic conditions, including reduced credit availability offered to consumers, the discontinuation or limitation of certain manufacturer leasing programs, and a decline in consumer confidence. Revenue per new vehicle retailed benefited from lower fuel prices, which caused a shift in mix away from small, fuel-efficient vehicles that have relatively lower selling prices. We expect that the automotive retail market will remain challenging in 2009.
     Same store gross profit per new vehicle retailed increased 1.7% during the three months ended June 30, 2009, and decreased 2.3% during the six months ended June 30, 2009, as compared to the same periods in 2008. The increase during the three months ended June 30, 2009, was due in part to our continued efforts to maintain disciplined vehicle inventories, as well as due to an increase in manufacturer incentives. The decrease during the six months ended June 30, 2009, was driven largely by compressed margins for import vehicles due to an overall competitive retail environment. Gross profit per new vehicle retailed was also impacted by more stringent consumer credit conditions.
     Our new vehicle inventories were $1.0 billion or 53 days supply at June 30, 2009, as compared to new vehicle inventories of $1.5 billion or 82 days supply at December 31, 2008, and $1.7 billion or 60 days supply at June 30, 2008. We reduced our new vehicle inventory to 31,275 units at June 30, 2009, from 50,311 units at December 31, 2008, and 53,733 units at June 30, 2008.

     The following table details net new vehicle inventory carrying benefit (cost), consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
($ in millions)
Floorplan assistance	$11.0	$18.1	$(7.1)	$21.0	$37.4	$(16.4)
Floorplan interest expense (new vehicles)	(8.1)	(18.9)	10.8	(17.3)	(41.7)	24.4

Net new vehicle inventory carrying benefit (cost)	$2.9	$(0.8)	$3.7	$3.7	$(4.3)	$8.0

     The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) was $2.9 million for the three months ended June 30, 2009, compared to a net new vehicle inventory carrying cost of $0.8 million during the three months ended June 30, 2008, and $3.7 million for the six months ended June 30, 2009, compared to a net new vehicle inventory carrying cost of $4.3 million during the six months ended June 30, 2008. The increase in the net new vehicle inventory carrying benefit of $3.7 million during the three months ended June 30, 2009, and $8.0 million during the six months ended June 30, 2009, is due to a decrease in new vehicle floorplan interest expense primarily due to lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances, partially offset by a decrease in floorplan assistance due to lower new vehicle sales and a decrease in the floorplan assistance rate per unit.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per			Variance				Variance
vehicle data)			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Reported:
Retail revenue	$554.4	$727.9	$(173.5)	(23.8)	$1,080.3	$1,476.3	$(396.0)	(26.8)
Wholesale revenue	78.2	140.7	(62.5)	(44.4)	144.5	295.3	(150.8)	(51.1)

Total revenue	$632.6	$868.6	$(236.0)	(27.2)	$1,224.8	$1,771.6	$(546.8)	(30.9)

Retail gross profit	$56.9	$75.9	$(19.0)	(25.0)	$118.7	$154.2	$(35.5)	(23.0)
Wholesale gross profit	1.4	(0.6)	2.0		3.3	(0.8)	4.1

Total gross profit	$58.3	$75.3	$(17.0)	(22.6)	$122.0	$153.4	$(31.4)	(20.5)

Retail vehicle unit sales	34,141	45,961	(11,820)	(25.7)	68,139	92,514	(24,375)	(26.3)
Revenue per vehicle retailed	$16,239	$15,837	$402	2.5	$15,854	$15,958	$(104)	(0.7)
Gross profit per vehicle
retailed	$1,667	$1,651	$16	1.0	$1,742	$1,667	$75	4.5
Gross profit as a percentage
of revenue	10.3%	10.4%			11.0%	10.4%
Days supply (trailing 30 days)	35 days	41 days

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Same Store:
Retail revenue	$547.9	$717.9	$(170.0)	(23.7)	$1,066.6	$1,455.4	$(388.8)	(26.7)
Wholesale revenue	76.5	138.5	(62.0)	(44.8)	141.2	290.5	(149.3)	(51.4)

Total revenue	$624.4	$856.4	$(232.0)	(27.1)	$1,207.8	$1,745.9	$(538.1)	(30.8)

Retail gross profit	$56.0	$74.7	$(18.7)	(25.0)	$116.6	$151.5	$(34.9)	(23.0)
Wholesale gross profit	1.5	(0.5)	2.0		3.5	(0.7)	4.2

Total gross profit	$57.5	$74.2	$(16.7)	(22.5)	$120.1	$150.8	$(30.7)	(20.4)

Retail vehicle unit sales	33,808	45,249	(11,441)	(25.3)	67,346	91,050	(23,704)	(26.0)
Revenue per vehicle retailed	$16,206	$15,866	$340	2.1	$15,838	$15,985	$(147)	(0.9)
Gross profit per vehicle
retailed	$1,656	$1,651	$5	0.3	$1,731	$1,664	$67	4.0
Gross profit as a percentage
of revenue	10.2%	10.4%			10.9%	10.4%

     Same store retail used vehicle revenue decreased $170.0 million or 23.7% during the three months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of a decrease in same store unit volume partially offset by an increase in revenue per used vehicle retailed. Same store retail used vehicle revenue decreased $388.8 million or 26.7% during the six months ended June 30, 2009, as compared to the same period in 2008, primarily as a result of a decrease in same store unit volume. The decrease in used vehicle sales volumes was driven in part by a reduction in traffic into our stores, which resulted from the challenging automotive retail environment, including reduced credit availability offered to consumers, and a decline in consumer confidence. Additionally, used vehicle sales volumes were adversely impacted by a decrease in trade-in volume associated with new vehicle sales. Revenue per used vehicle retailed benefited from a shift in mix toward premium luxury vehicles, which have a higher average selling price than domestic and import vehicles. This benefit was partially offset, however, by a decrease in the average revenue per used vehicle retailed for premium luxury vehicles. We expect that the automotive retail market will remain challenging in 2009.
     Same store gross profit per used vehicle retailed increased 0.3% during the three months ended June 30, 2009, and 4.0% during the six months ended June 30, 2009, as compared to the same periods in 2008, as tighter inventories improved profitability per unit. Used vehicle inventory supply has been impacted by the decline in new vehicle sales, which has reduced trade-in volume, as well as by customers retaining their vehicles for longer periods of time. Additionally, reduced fleet inventory has decreased the number of vehicles moving from fleet inventory to used vehicle inventory. Gross profit per used vehicle retailed also benefited from a shift in mix toward premium luxury vehicles, which have a higher average gross margin than domestic and import vehicles.
     Used vehicle inventories were $194.3 million or 35 days supply at June 30, 2009, compared to $139.7 million or 30 days at December 31, 2008, and $263.2 million or 41 days supply at June 30, 2008.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per			Variance				Variance
vehicle data)			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Reported:
Revenue	$537.4	$588.2	$(50.8)	(8.6)	$1,075.3	$1,191.9	$(116.6)	(9.8)
Gross profit	$235.9	$257.3	$(21.4)	(8.3)	$472.3	$520.0	$(47.7)	(9.2)
Gross profit as a
percentage of revenue	43.9%	43.7%			43.9%	43.6%

Same Store:
Revenue	$533.4	$578.7	$(45.3)	(7.8)	$1,066.0	$1,172.3	$(106.3)	(9.1)
Gross profit	$234.1	$254.0	$(19.9)	(7.8)	$468.2	$513.4	$(45.2)	(8.8)
Gross profit as a
percentage of revenue	43.9%	43.9%			43.9%	43.8%
     Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.
     During the three months ended June 30, 2009, same store parts and service revenue decreased $45.3 million or 7.8%, as compared to the same period in 2008. This decrease is primarily due to a decline in revenues associated with the preparation of vehicles for sale of $14.8 million, warranty revenues of $6.7 million, revenues from service work outsourced to third-parties of $5.0 million, wholesale parts revenues of $5.9 million, and customer-paid revenues of $4.6 million.
     During the six months ended June 30, 2009, same store parts and service revenue decreased $106.3 million or 9.1%, as compared to the same period in 2008. This decrease is primarily due to a decline in revenues associated with the preparation of vehicles for sale of $33.2 million, warranty revenues of $11.8 million, revenues from service work outsourced to third-parties of $11.7 million, wholesale parts revenues of $16.7 million, and customer-paid revenues of $16.7 million.
     Revenues associated with the preparation of vehicles for sale and revenues from service work outsourced to third-parties were adversely impacted primarily by lower new and used vehicle unit sales volume. Warranty revenues were also adversely impacted by lower vehicle sales and, to a lesser extent, improved quality of vehicles manufactured in recent years. Wholesale parts revenues and customer-paid revenues were adversely impacted by difficult market conditions. We expect that the automotive retail market will remain challenging in 2009.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per			Variance				Variance
vehicle data)			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Reported:
Revenue and gross profit	$89.0	$128.4	$(39.4)	(30.7)	$166.0	$265.0	$(99.0)	(37.4)
Gross profit per
vehicle retailed	$1,146	$1,109	$37	3.3	$1,107	$1,153	$(46)	(4.0)

Same Store:
Revenue and gross profit	$88.4	$127.4	$(39.0)	(30.6)	$164.6	$262.7	$(98.1)	(37.3)
Gross profit per
vehicle retailed	$1,148	$1,111	$37	3.3	$1,108	$1,155	$(47)	(4.1)
     Same store finance and insurance revenue and gross profit decreased $39.0 million or 30.6% during the three months ended June 30, 2009, and $98.1 million or 37.3% during the six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to lower new and used sales volumes.
     Same store finance and insurance revenue and gross profit per vehicle retailed increased 3.3% during the three months ended June 30, 2009, and decreased 4.1% during the six months ended June 30, 2009, as compared to the same periods in 2008. Finance and insurance revenue and gross profit during the three months ended June 30, 2009, was impacted by a favorable adjustment of $5.2 million ($3.2 million after-tax) of our reserves for expected chargebacks.
     Finance and insurance revenue and gross profit per vehicle retailed for the three and six months ended June 30, 2009, was adversely impacted by the current unfavorable economic conditions in the United States, including lower commissions due to continued tightness in the automotive lending environment, partially offset by an increase in finance and insurance products sold per customer. We expect that the automotive retail market will remain challenging in 2009.

Segment Results
     In the following table, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)			Variance				Variance
			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Revenue
Domestic	$842.4	$1,147.9	$(305.5)	(26.6)	$1,622.5	$2,422.2	$(799.7)	(33.0)
Import	1,004.4	1,500.1	(495.7)	(33.0)	1,897.0	2,961.8	(1,064.8)	(36.0)
Premium Luxury	733.9	988.3	(254.4)	(25.7)	1,437.8	1,950.7	(512.9)	(26.3)
Corporate and other	28.9	27.3	1.6	5.9	58.2	60.4	(2.2)	(3.6)

Total revenue	$2,609.6	$3,663.6	$(1,054.0)	(28.8)	$5,015.5	$7,395.1	$(2,379.6)	(32.2)

*Segment income (loss)
Domestic	$25.8	$32.9	$(7.1)	(21.6)	$48.0	$70.1	$(22.1)	(31.5)
Import	41.6	57.1	(15.5)	(27.1)	70.9	112.3	(41.4)	(36.9)
Premium Luxury	42.8	51.5	(8.7)	(16.9)	83.8	102.2	(18.4)	(18.0)
Corporate and other	(17.2)	(27.1)	9.9		(23.8)	(49.5)	25.7

Total segment income	$93.0	$114.4	$(21.4)	(18.7)	$178.9	$235.1	$(56.2)	(23.9)

Add: Floorplan interest expense	9.3	19.7	10.4		19.1	42.5	(23.4)

Operating income	$102.3	$134.1	$(31.8)	(23.7)	$198.0	$277.6	$(79.6)	(28.7)

*Segment income (loss) is defined as operating income net of floorplan interest expense

Retail new vehicle unit sales:
Domestic	12,797	19,447	(6,650)	(34.2)	23,922	40,288	(16,366)	(40.6)
Import	23,436	39,414	(15,978)	(40.5)	43,455	75,636	(32,181)	(42.5)
Premium Luxury	7,279	10,944	(3,665)	(33.5)	14,399	21,310	(6,911)	(32.4)

	43,512	69,805	(26,293)	(37.7)	81,776	137,234	(55,458)	(40.4)

Domestic
     The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)			Variance				Variance
			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Revenue	$842.4	$1,147.9	$(305.5)	(26.6)	$1,622.5	$2,422.2	$(799.7)	(33.0)
Segment income	$25.8	$32.9	$(7.1)	(21.6)	$48.0	$70.1	$(22.1)	(31.5)

Retail new vehicle unit sales	12,797	19,447	(6,650)	(34.2)	23,922	40,288	(16,366)	(40.6)
     Domestic revenue decreased $305.5 million or 26.6% during the three months ended June 30, 2009, and $799.7 million or 33.0% during the six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to lower vehicle sales. The decrease in sales was partially offset by an increase in the average revenue per new vehicle retailed for domestic vehicles due to a recovery in prices for large vehicles, including trucks and sport utility vehicles. A reduction in the availability of customer financing, including the discontinuation or limitation of certain lease programs for domestic vehicles, and low consumer confidence contributed to the decline in sales volume from our Domestic stores. In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. See “Market Challenges” above for a discussion of the Chrysler and General Motors bankruptcies and their impact on our business.
     Domestic segment income decreased $7.1 million or 21.6% during the three months ended June 30, 2009, and decreased $22.1 million or 31.5% during the six months ended June 30, 2009, as compared to the same periods in 2008 primarily due to decreased revenues as a result of the competitive retail environment. Domestic segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of the reduction in credit availability. Domestic segment income as a percentage of segment revenue for the three and six months ended June 30, 2009, as compared to the same periods in 2008, benefited from a mix shift toward higher margin parts and service business and a reduction in selling, general, and administrative expenses.
Import
     The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)			Variance				Variance
			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Revenue	$1,004.4	$1,500.1	$(495.7)	(33.0)	$1,897.0	$2,961.8	$(1,064.8)	(36.0)
Segment income	$41.6	$57.1	$(15.5)	(27.1)	$70.9	$112.3	$(41.4)	(36.9)

Retail new vehicle unit sales	23,436	39,414	(15,978)	(40.5)	43,455	75,636	(32,181)	(42.5)
     Import revenue decreased $495.7 million or 33.0% during the three months ended June 30, 2009, and $1.06 billion or 36.0% during the six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to lower vehicle sales, which resulted in an oversupply of inventory in the market attributed in part to shifting consumer demand due to lower fuel prices. Import segment income decreased $15.5 million or 27.1% during the three months ended June 30, 2009, and $41.4 million or 36.9% during the six months ended June 30, 2009, as compared to the same periods in 2008. The decrease in segment income was driven largely by a decline in sales due to a competitive retail environment. Import segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of tighter credit conditions. Import segment income as a percentage of segment revenue for the three and six months ended June 30, 2009, as compared to the same periods in 2008, benefited from a mix shift toward higher margin parts and service business and a reduction in selling, general, and administrative expenses.

Premium Luxury
     The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)			Variance				Variance
			Favorable/	%			Favorable/	%
	2009	2008	(Unfavorable)	Variance	2009	2008	(Unfavorable)	Variance
Revenue	$733.9	$988.3	$(254.4)	(25.7)	$1,437.8	$1,950.7	$(512.9)	(26.3)
Segment income	$42.8	$51.5	$(8.7)	(16.9)	$83.8	$102.2	$(18.4)	(18.0)

Retail new vehicle unit sales	7,279	10,944	(3,665)	(33.5)	14,399	21,310	(6,911)	(32.4)
     Premium Luxury revenue decreased $254.4 million or 25.7% during the three months ended June 30, 2009, and $512.9 million or 26.3% during the six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to lower vehicle sales and a decrease in revenue per vehicle retailed. Premium Luxury segment income decreased $8.7 million or 16.9% during the three months ended June 30, 2009, and $18.4 million or 18.0% during the six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to margin compression as a result of a decrease in the average revenue per new vehicle retailed. Premium Luxury segment income as a percentage of segment revenue for the three and six months ended June 30, 2009, as compared to the same periods in 2008, benefited from a mix shift toward higher margin parts and service business and a reduction in selling, general, and administrative expenses.

Operating Expenses
     Selling, General, and Administrative Expenses
     During the three months ended June 30, 2009, selling, general, and administrative expenses decreased $87.3 million or 19.3%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 76.4% for the three months ended June 30, 2009, from 74.4% for the same period in 2008, resulting from a deleveraging of our cost structure due to the decline in vehicle sales, partially offset by our cost savings initiatives. Selling, general, and administrative expenses decreased during the three months ended June 30, 2009, as compared to the same period in 2008, primarily due to a $55.5 million decrease in compensation expense and a $10.7 million decrease in gross advertising expenditures, partially offset by a $1.8 million decrease in advertising reimbursements from manufacturers.
     During the six months ended June 30, 2009, selling, general, and administrative expenses decreased $193.2 million or 21.2%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 76.8% for the three months ended June 30, 2009, from 74.0% for the same period in 2008, resulting from a deleveraging of our cost structure due to the decline in vehicle sales, partially offset by our cost savings initiatives. Selling, general, and administrative expenses decreased during the six months ended June 30, 2009, as compared to the same period in 2008, primarily due to a $128.3 million decrease in compensation expense, a $32.4 million decrease in gross advertising expenditures, partially offset by a $3.1 million decrease in advertising reimbursements from manufacturers.
     Compensation expense for the three and six months ended June 30, 2008, includes a $5.3 million non-cash stock-based compensation expense adjustment as discussed in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Non-Operating Income (Expense)
     Floorplan Interest Expense
     Floorplan interest expense was $9.3 million for the three months ended June 30, 2009, as compared to $19.7 million for the same period in 2008. Floorplan interest expense was $19.1 million for the six months ended June 30, 2009, as compared to $42.5 million for the same period in 2008. The decrease in floorplan interest expense of $10.4 million during the three months ended June 30, 2009, and $23.4 million during the six months ended June 30, 2009, is primarily the result of lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances.
     Other Interest Expense
     Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility, and outstanding senior unsecured notes. Other interest expense was $10.5 million for the three months ended June 30, 2009, and $21.6 million for the same period in 2008. The decrease in other interest expense of $11.1 million during the three months ended June 30, 2009, as compared to the same period in 2008, was primarily due to a $5.2 million decrease in interest expense related to the cumulative repurchase of our floating rate and 7% senior unsecured notes of $310.9 million since August 2008, a $3.6 million decrease in interest expense resulting from lower interest rates on our term loan facility, and a $1.9 million decrease in interest expense resulting from lower levels of debt outstanding during the year associated with our revolving credit facility and 9% senior unsecured notes.
     Other interest expense was $22.3 million for the six months ended June 30, 2009, and $48.4 million for the same period in 2008. The decrease in other interest expense of $26.1 million during the six months ended June 30, 2009, as compared to the same period in 2008, was primarily due to a $10.9 million decrease in interest expense related to the cumulative repurchase of our floating rate and 7% senior unsecured notes of $310.9 million since August 2008, a $8.3 million decrease in interest expense resulting from lower interest rates on our term loan facility, and a $5.2 million decrease in interest expense resulting from lower levels of debt outstanding during the year associated with our revolving credit facility and 9% senior unsecured notes.

     Provision for Income Taxes
     Our effective income tax rate was 36.9% for the three months ended June 30, 2009, and 41.0% for the three months ended June 30, 2008. Our effective income tax rate was 37.1% for the six months ended June 30, 2009, and 40.8% for the six months ended June 30, 2008. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix. We expect our underlying tax rate to be approximately 40% on an ongoing basis, excluding the impact of any tax adjustments in the future.
Discontinued Operations
     Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We had a loss from discontinued operations totaling $18.1 million during the three months ended June 30, 2009, and $3.7 million during the three months ended June 30, 2008, net of income taxes. We had a loss from discontinued operations totaling $36.5 million during the six months ended June 30, 2009, and $8.1 million during the six months ended June 30, 2008. See Note 13 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of discontinued operations. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009 and 2008, have been adjusted to classify the results of these stores as discontinued operations.
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
     At June 30, 2009, we had $128.9 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2009, surety bonds, letters of credit, and cash deposits totaled $109.4 million, including $71.5 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
     See the table at the beginning of Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for the amounts of our notes payable and long-term debt as of June 30, 2009, and December 31, 2008.
     Senior Unsecured Notes and Credit Agreement
     At June 30, 2009, we had outstanding $156.5 million of floating rate senior unsecured notes due April 15, 2013, and $132.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us currently at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.
     During the three months ended June 30, 2009, we repurchased $6.0 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $5.4 million.
     During the six months ended June 30, 2009, we repurchased $38.0 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $31.4 million. We also repurchased $40.0 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $34.5 million.

     We recorded a gain of $0.6 million during the three months ended June 30, 2009, and $12.5 million during the six months ended June 30, 2009, in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements.
     Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $71.5 million at June 30, 2009. As of June 30, 2009, we had no borrowings outstanding under the revolving credit facility, leaving $628.5 million of borrowing capacity. As of June 30, 2009, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $271 million.
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
     Other Debt
     At June 30, 2009, we had $229.9 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.
     In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.9 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net. The remaining gain of $8.9 million and remaining rent expense of $9.1 million are being recognized on a straight-line basis through the third quarter of 2009. During the three months ended June 30, 2009, we recognized $5.3 million of gain and $5.5 million of rent expense related to this transaction.
     Vehicle floorplan payable-trade totaled $0.9 billion at June 30, 2009, and $1.4 billion at December 31, 2008. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $299.6 million at June 30, 2009, and $453.4 million at December 31, 2008, and represents amounts payable borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities utilize LIBOR-based interest rates.
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

     Share Repurchases and Dividends
     During the six months ended June 30, 2009, we did not repurchase any shares of our common stock other than 6,174 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with restricted stock issued to retirement-eligible employees. As of June 30, 2009, $142.7 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes.
     During the six months ended June 30, 2008, we repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37).
     The decision to repurchase shares in the future will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with financial ratios in our debt agreements), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt. In the first half of 2009, in light of the economic conditions, our liquidity and capital resource strategies were focused on generating cash and paying down debt to remain in compliance with the financial covenants in our debt agreements.
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
     During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. For a complete discussion of these impairment charges, please see Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Despite these impairment charges, as of June 30, 2009, we were in compliance with the requirements of the financial covenants under our debt agreements. As of June 30, 2009, under our amended credit agreement, our consolidated leverage ratio was 2.45 to 1, and our capitalization ratio was 51.2%, each as defined in our credit agreement. Both the consolidated leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional floorplan indebtedness.

     Our liquidity and capital resource strategies have been focused on generating cash and paying down debt to remain in compliance with the financial covenants in our debt agreements. To the extent that in the future we believe that we will be unable to comply with the covenants contained in our amended credit agreement, we will seek an amendment or waiver of our amended credit agreement, which could increase the cost of our debt. We may also consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders.
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
     Cash Flows
     Cash and cash equivalents increased by $18.8 million during the six months ended June 30, 2009, and $9.5 million during the six months ended June 30, 2008. The major components of these changes are discussed below.
     Cash Flows — Operating Activities
     Net cash provided by operating activities was $230.9 million during the six months ended June 30, 2009, and $330.8 million during the same period in 2008.
     Net cash provided by operating activities during the six months ended June 30, 2009, compared to the same period in 2008, was impacted by a decrease in cash provided by changes in working capital and a reduction in earnings, partially offset by an increase in cash provided by discontinued operations.
     Cash Flows — Investing Activities
     Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, sales of investments, and other transactions as further described below.
     Capital expenditures, including property operating lease buy-outs, were $34.2 million during the six months ended June 30, 2009, and $41.1 million during the same period in 2008. We project that full year 2009 capital expenditures will be approximately $90 million.
     Proceeds from the sale of property and equipment including the disposal of property held for sale were $12.0 million during the six months ended June 30, 2009, and $0.1 million during the same period in 2008. Total cash received from business divestitures, net of cash relinquished, was $40.5 million for the six months ended June 30, 2009, and $12.3 million during the same period in 2008 related to discontinued operations.
     Total cash used in business acquisitions, net of cash acquired, was $0.2 million for the six months ended June 30, 2009, and $29.4 million during the same period in 2008. We acquired one automotive retail franchise and related assets in each period.
     Cash Flows — Financing Activities
     Net cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade.
     We did not repurchase any shares of our common stock during the six months ended June 30, 2009, other than 6,174 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with restricted stock issued to retirement-eligible employees. We repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37) during the six months ended June 30, 2008, including repurchases for which settlement occurred subsequent to June 30, 2008.
     During the six months ended June 30, 2009, we repurchased $38.0 million aggregate principal amount of our floating rate senior unsecured notes for an aggregate total consideration of $31.4 million (including $0.2 million of accrued interest) and $40.0 million aggregate principal amount of our 7% senior unsecured notes for an aggregate total consideration of $34.5 million (including $1.0 million of accrued interest).

     Proceeds from the exercise of stock options were $9.8 million (average exercise price per share of $10.14) during the six months ended June 30, 2009, and $1.0 million (average exercise price per share of $10.85) during the six months ended June 30, 2008.
     During the six months ended June 30, 2009, we had no borrowings or repayments under our revolving credit facility. During the six months ended June 30, 2008, we borrowed $519.0 million and repaid $779.0 million outstanding under our revolving credit facility, for net repayments of $260.0 million.
     Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net repayments of $154.8 million for the six months ended June 30, 2009, and net borrowings of $61.5 million for the same period in 2008.
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
     Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At June 30, 2009, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $376.5 million and had a fair value of $352.0 million. At December 31, 2008, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $465.1 million and had a fair value of $377.8 million.
Interest Rate Risk
     We had $1.2 billion of variable rate vehicle floorplan payable at June 30, 2009, and $1.8 billion at December 31, 2008. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $12.0 million at June 30, 2009, and $18.1 million at December 31, 2008, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
     We had $756.5 million of other variable rate debt outstanding at June 30, 2009, and $794.5 million outstanding at December 31, 2008. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $7.6 million at June 30, 2009, and $7.9 million at December 31, 2008.

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
     We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consists of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations, and certain accounts receivable). We have substantially implemented the core phase in 203 of our 210 stores as of June 30, 2009.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
     The following updates the corresponding risk factor included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008:
We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.
     The success of our stores is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our stores an attractive, high-quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our stores perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and direct bill the manufacturer as opposed to invoicing the store customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our stores. Our business, results of operations, and financial condition could be materially adversely affected as a result of any event that has a material adverse effect on the vehicle manufacturers or distributors who are our primary franchisors.
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
     Additionally, vehicle manufacturers are subject to federal fuel economy requirements, which will increase substantially as a result of a new national program being implemented by the Obama administration to regulate greenhouse gases and fuel economy standards. These new requirements could materially adversely affect the ability of manufacturers to produce, and our ability to sell, vehicles in demand by consumers at affordable prices, particularly larger vehicles, which represent a significant portion of our business. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer.
     The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler. These manufacturers have been adversely impacted by the unfavorable economic conditions in the United States and elsewhere. In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. See “Market Challenges” in Part I, Item 2 of this Form 10-Q for a discussion of the Chrysler and General Motors bankruptcies and their impact on our business.
     Our business could be materially adversely impacted by another bankruptcy of a major vehicle manufacturer or related lender. For example, (i) a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) such lender could attempt to terminate our floorplan financing and demand repayment of any amounts outstanding, (iii) consumer demand for such manufacturer’s products could be materially adversely affected, (iv) we may be unable to arrange financing for our customers for their vehicle purchases and leases through such lender, in which case we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all, (v) we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy, and (vi) such manufacturer may be relieved of its indemnification obligations with respect to product liability claims. Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations, financial condition, and our ability to remain in compliance with the financial ratios contained in our debt agreements. Tens of billions of dollars of U.S. government support were provided to Chrysler, General Motors, and GMAC, and we believe that this support mitigated the potential adverse impacts to us resulting from the Chrysler and General Motors bankruptcies. There can be no assurance that U.S. government support will be provided to the same extent or at all in the event of another bankruptcy of a major vehicle manufacturer or related lender. As a result, the potential adverse impact on our financial condition and results of operations could be relatively worse in a manufacturer or related lender bankruptcy which is not financially supported by the U.S. government.

     In addition to the information above and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition, or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On October 23, 2007, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. This program does not have an expiration date. We did not repurchase any shares of our common stock during the second quarter of 2009. As of June 30, 2009, $142.7 million remained available for repurchases under the repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At our Annual Meeting of Stockholders held on May 6, 2009, our stockholders voted on the following matters:
1.	The election of eight directors, each for a term expiring at the next Annual Meeting or until their successors are duly elected and qualified.

2.	The ratification of the selection of KPMG LLP as our independent registered public accounting firm for 2009.

3.	The adoption of a stockholder proposal regarding special meetings.

4.	The adoption of a stockholder proposal regarding an independent chairman of the board.
     All of the director nominees were elected based on the following votes:

Name	Votes For	Withheld

Rick L. Burdick	162,275,932	5,871,185
William C. Crowley	160,008,774	8,138,343
David B. Edelson	162,002,239	6,144,878
Kim C. Goodman	164,132,162	4,014,955
Robert R. Grusky	166,463,592	1,683,525
Mike Jackson	165,689,809	2,457,308
Michael E. Maroone	165,732,677	2,414,440
Carlos A. Migoya	154,499,532	13,647,585
     The selection of KPMG LLP as the Company’s independent registered public accounting firm for 2009 was ratified based on the following votes:

For	Against	Abstain	Broker Non-Votes

167,712,532	344,810	89,775	-
     The stockholder proposal regarding special meetings was not approved based on the following votes:

For	Against	Abstain	Broker Non-Votes

21,026,836	128,575,902	522,851	18,021,528
     The stockholder proposal regarding an independent chairman of the board was not approved based on the following votes:

For	Against	Abstain	Broker Non-Votes

20,349,005	128,956,023	820,561	18,021,528

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.
Date: July 31, 2009	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President -- Corporate Controller (Duly Authorized Officer and Principal Accounting Officer)