Form 10-Q
period 2009-09-30
AUTONATION, INC.
filed 2009-10-29
CIK 350698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-13107

AutoNation, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1105145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 SW 1st Avenue, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

(954) 769-6000

(Registrant’s Telephone Number, Including Area Code)

110 SE 6th Street, Fort Lauderdale, Florida 33301

(Former name, former address and former fiscal year, if changed since last report)

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

As of October 26, 2009, the registrant had 174,474,518 shares of common stock outstanding.

AUTONATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204.5	$110.2
Receivables, net	313.2	370.2
Inventory	1,161.1	1,758.1
Other current assets	242.2	484.8

Total Current Assets	1,921.0	2,723.3
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $619.7 million and $635.9 million, respectively	1,725.8	1,798.9
GOODWILL, NET (Note 4)	1,125.3	1,125.9
OTHER INTANGIBLE ASSETS, NET (Note 4)	174.9	177.7
OTHER ASSETS	147.0	188.3

Total Assets	$5,094.0	$6,014.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$761.7	$1,360.1
Vehicle floorplan payable - non-trade	298.2	453.4
Accounts payable	149.7	134.6
Notes payable and current maturities of long-term obligations	7.5	33.3
Other current liabilities	344.9	474.4

Total Current Liabilities	1,562.0	2,455.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,106.9	1,225.6
DEFERRED INCOME TAXES	-	-
OTHER LIABILITIES	113.8	134.6
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at September 30, 2009, and December 31, 2008, including shares held in treasury	1.9	1.9
Additional paid-in capital	481.9	481.8
Retained earnings	2,159.3	2,023.0
Accumulated other comprehensive loss	(0.2)	(0.7)
Treasury stock, at cost; 17,957,058 and 16,708,866 shares held, respectively	(331.6)	(307.9)

Total Shareholders’ Equity	2,311.3	2,198.1

Total Liabilities and Shareholders’ Equity	$5,094.0	$6,014.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
New vehicle	$1,628.1	$1,891.2	$4,158.6	$6,039.6
Used vehicle	642.2	768.4	1,869.5	2,546.2
Parts and service	537.9	570.9	1,616.0	1,765.9
Finance and insurance, net	95.7	113.9	261.9	379.6
Other	11.8	14.9	36.8	48.1

TOTAL REVENUE	2,915.7	3,359.3	7,942.8	10,779.4

Cost of Sales:
New vehicle	1,508.4	1,766.0	3,878.8	5,638.8
Used vehicle	582.5	704.2	1,687.6	2,328.2
Parts and service	304.1	322.8	908.6	996.5
Other	5.7	6.5	16.3	21.2

TOTAL COST OF SALES	2,400.7	2,799.5	6,491.3	8,984.7

Gross Profit:
New vehicle	119.7	125.2	279.8	400.8
Used vehicle	59.7	64.2	181.9	218.0
Parts and service	233.8	248.1	707.4	769.4
Finance and insurance	95.7	113.9	261.9	379.6
Other	6.1	8.4	20.5	26.9

TOTAL GROSS PROFIT	515.0	559.8	1,451.5	1,794.7

Selling, general, and administrative expenses	380.1	423.3	1,099.9	1,338.2
Depreciation and amortization	19.4	21.3	58.5	64.0
Goodwill impairment	-	1,610.0	-	1,610.0
Franchise rights impairment	-	127.4	1.5	127.4
Other expenses (income), net	(3.1)	2.5	(23.6)	2.9

OPERATING INCOME (LOSS)	118.6	(1,624.7)	315.2	(1,347.8)

Floorplan interest expense	(7.6)	(18.3)	(26.7)	(61.1)
Other interest expense	(10.2)	(20.9)	(32.5)	(69.3)
Gain on senior note repurchases	0.5	12.1	13.0	12.1
Interest income	0.3	0.7	0.9	1.5
Other gains (losses), net	2.2	(2.2)	4.0	(2.9)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	103.8	(1,653.3)	273.9	(1,467.5)
INCOME TAX PROVISION (BENEFIT)	39.0	(257.5)	102.1	(181.7)

NET INCOME (LOSS)
FROM CONTINUING OPERATIONS	64.8	(1,395.8)	171.8	(1,285.8)
Income (loss) from discontinued operations, net of income taxes	0.2	(16.9)	(35.5)	(24.4)

NET INCOME (LOSS)	$65.0	$(1,412.7)	$136.3	$(1,310.2)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.36	$(7.90)	$0.97	$(7.22)
Discontinued operations	$0.00	$(0.10)	$(0.20)	$(0.14)
Net income (loss)	$0.36	$(7.99)	$0.77	$(7.35)

Weighted average common shares outstanding	178.1	176.7	177.6	178.2

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.36	$(7.90)	$0.96	$(7.22)
Discontinued operations	$0.00	$(0.10)	$(0.20)	$(0.14)
Net income (loss)	$0.36	$(7.99)	$0.76	$(7.35)

Weighted average common shares outstanding	179.2	176.7	178.4	178.2

COMMON SHARES OUTSTANDING, net of treasury stock	175.6	176.9	175.6	176.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2008	193,562,149	$1.9	$481.8	$2,023.0	$(0.7)	$(307.9)	$2,198.1
Exercise of stock options, including income tax benefit of $7.6 million	-	-	(11.4)	-	-	42.4	31.0
Purchases of treasury stock	-	-	-	-	-	(66.1)	(66.1)
Stock-based compensation expense	-	-	11.5	-	-	-	11.5
Other comprehensive income	-	-	-	-	0.5	-	0.5
Net income	-	-	-	136.3	-	-	136.3

BALANCE AT SEPTEMBER 30, 2009	193,562,149	$1.9	$481.9	$2,159.3	$(0.2)	$(331.6)	$2,311.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2009	2008
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$136.3	$(1,310.2)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	35.5	24.4
Depreciation and amortization	58.5	64.0
Amortization of debt issue costs and discounts	2.6	2.7
Stock-based compensation expense	11.5	18.0
Deferred income tax provision (benefit)	30.3	(273.1)
Goodwill impairment	-	1,610.0
Franchise rights impairment	1.5	127.4
Non-cash impairment charges	1.2	2.9
Gain on senior note repurchases	(13.0)	(12.1)
Gain on corporate headquarters sale-leaseback	(16.1)	-
Net gain on asset sales and dispositions	(7.5)	-
Other	(1.8)	0.4
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	55.1	220.5
Inventory	598.0	271.0
Other assets	58.3	49.1
Vehicle floorplan payable-trade, net	(598.4)	(177.6)
Accounts payable	15.1	(40.9)
Other liabilities	(51.7)	(27.8)

Net cash provided by continuing operations	315.4	548.7
Net cash provided by discontinued operations	33.4	18.0

Net cash provided by operating activities	348.8	566.7

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(40.1)	(76.3)
Property operating lease buy-outs	(0.4)	(20.4)
Proceeds from the sale of property and equipment	11.1	3.0
Proceeds from assets held for sale	0.9	-
Insurance recoveries on property and equipment	1.9	-
Cash used in business acquisitions, net of cash acquired	(0.2)	(29.4)
Net change in restricted cash	0.1	(13.1)
Purchases of restricted investments	-	(2.0)
Proceeds from the sale of restricted investments	4.8	10.1
Cash received from business divestitures, net of cash relinquished	65.9	39.2
Other	0.7	(0.2)

Net cash provided by (used in) continuing operations	44.7	(89.1)
Net cash provided by (used in) discontinued operations	0.1	(0.5)

Net cash provided by (used in) investing activities	44.8	(89.6)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Continued)

	Nine Months Ended September 30,
	2009	2008
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(60.1)	(58.8)
Repurchase of floating rate senior unsecured notes	(40.9)	(46.4)
Repurchase of 7% senior unsecured notes	(33.5)	(28.7)
Payment of 9% senior unsecured notes	-	(14.1)
Proceeds from revolving credit facility	-	531.0
Payment of revolving credit facility	-	(791.0)
Net payments of vehicle floor plan payable - non-trade	(156.2)	(23.3)
Payments of mortgage facilities	(5.1)	(4.8)
Payments of notes payable and long-term debt	(0.5)	(2.8)
Proceeds from the exercise of stock options	23.5	1.0
Tax benefit from stock options	7.6	0.1
Other	-	7.0

Net cash used in continuing operations	(265.2)	(430.8)
Net cash used in discontinued operations	(34.1)	(19.2)

Net cash used in financing activities	(299.3)	(450.0)

INCREASE IN CASH AND CASH EQUIVALENTS	94.3	27.1
CASH AND CASH EQUIVALENTS at beginning of period	110.2	33.4

CASH AND CASH EQUIVALENTS at end of period	$204.5	$60.5

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.  INTERIM FINANCIAL STATEMENTS

Business and Basis of Presentation

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2009, we owned and operated 245 new vehicle franchises from 203 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Pronouncements

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. References to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with this quarterly report for the period ending September 30, 2009.

Subsequent Events

In May 2009, the FASB issued an accounting standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have an impact on our consolidated financial statements for the three and nine months ended September 30, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued. For the quarterly period ended September 30, 2009, we have evaluated subsequent events through October 29, 2009, which is the date our financial statements were issued and filed with the SEC.

Business Combinations

In December 2007, the FASB issued an accounting standard on business combinations. This accounting standard includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. Under this standard, the acquisition method of accounting must be used for all business combinations and an acquirer must be identified for each business combination. This accounting standard is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this standard effective January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2009.

Fair Value Measurements

In September 2006, the FASB issued an accounting standard that defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. This standard was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008.

Our adoption of the provisions of this standard on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

statements. Our adoption of the provisions of this standard on January 1, 2009, with respect to nonfinancial assets and liabilities, including the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations, did not have a material impact on our fair value measurements or our financial statements for the three and nine months ended September 30, 2009. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosures of our fair value measurements.

2.  RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2009	December 31, 2008
Trade receivables	$83.2	$96.3
Manufacturer receivables	83.7	103.5
Other	30.4	22.2

	197.3	222.0
Less: Allowances	(4.6)	(6.2)

	192.7	215.8
Contracts-in-transit and vehicle receivables	116.5	141.9
Income tax refundable (See Note 6)	4.0	12.5

Receivables, net	$313.2	$370.2

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3.  INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory are as follows:

	September 30, 2009	December 31, 2008
New vehicles	$822.7	$1,493.3
Used vehicles	231.4	140.1
Parts, accessories, and other	107.0	124.7

	$1,161.1	$1,758.1

The components of vehicle floorplan payables are as follows:

	September 30, 2009	December 31, 2008
Vehicle floorplan payable - trade	$761.7	$1,360.1
Vehicle floorplan payable - non-trade	298.2	453.4

	$1,059.9	$1,813.5

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Our vehicle floorplan facilities, which utilize LIBOR-based interest rates, averaged 2.5% for the nine months ended September 30, 2009, and 3.9% for the nine months ended September 30, 2008. At September 30, 2009, aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $170.0 million, of which $70.3 million was outstanding at September 30, 2009. At September 30, 2009, aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.5 billion, of which $1.1 billion total was outstanding.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets, net, consist of the following:

	September 30, 2009	December 31, 2008
Goodwill	$1,125.3	$1,125.9

Franchise rights - indefinite-lived	$173.4	$173.9
Other intangibles	5.7	7.6

	179.1	181.5
Less: accumulated amortization	(4.2)	(3.8)

Other intangibles assets, net	$174.9	$177.7

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The test for goodwill impairment is a two-step approach. The first step of the goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. If so, the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss.

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

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the nine months ended September 30, 2009, were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2009	$155.8	$500.5	$469.6	$-	$1,125.9
Acquisitions and other adjustments	0.1	(0.4)	(0.3)	-	(0.6)

Goodwill at September 30, 2009	$155.9	$500.1	$469.3	$-	$1,125.3

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

During 2008, we recorded impairment charges of $146.5 million ($90.8 million after-tax) associated with franchise rights. For a discussion of these impairment charges, please see Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We reclassified impairment charges of $5.1 million ($3.0 million after-tax) that were recorded during the three months ended June 30, 2008, and $14.0 million ($8.7 million after-tax) that were recorded during the three months ended September 30, 2008, for a total of $19.1 million ($11.7 million after-tax) to Loss from Discontinued Operations in our consolidated income statements as the stores associated with these impairment charges were reclassified to discontinued operations during 2009.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following:

	September 30, 2009	December 31, 2008
Floating rate senior unsecured notes, due 2013	$146.1	$194.5
7% senior unsecured notes, due 2014	132.6	172.6
Term loan facility, due 2012	600.0	600.0
Revolving credit facility, due 2012	-	-
Mortgage facility, due 2017	228.2	233.3
Other debt, due from 2010 to 2025	7.5	58.5

	1,114.4	1,258.9
Less: current maturities	(7.5)	(33.3)

Long-term debt, net of current maturities	$1,106.9	$1,225.6

Senior Unsecured Notes and Credit Agreement

At September 30, 2009, we had outstanding $146.1 million of floating rate senior unsecured notes due April 15, 2013, and $132.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us currently at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.

During the three months ended September 30, 2009, we repurchased $10.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $9.8 million.

During the nine months ended September 30, 2009, we repurchased $48.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $41.1 million. We also repurchased $40.0 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $34.5 million.

We recorded a gain of $0.5 million during the three months ended September 30, 2009, and $13.0 million during the nine months ended September 30, 2009 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements.

During the three and nine months ended September 30, 2008, we repurchased $55.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $46.7 million. We also repurchased $32.7 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $29.7 million. We recorded a gain of $12.1 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements for the three and nine months ended September 30, 2008.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $71.5 million at September 30, 2009. As of September 30, 2009, we had no borrowings outstanding under the revolving credit facility, leaving $628.5 million of borrowing capacity. As of September 30, 2009, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $289 million.

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

Other Debt

At September 30, 2009, we had $228.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net. The remaining gain of $8.5 million and remaining rent expense of $9.1 million were recognized on a straight-line basis through the third quarter of 2009. During the three months ended September 30, 2009, we recognized $3.1 million of gain and $3.7 million of rent expense related to this transaction. The gain and rent expense have been fully recognized as of September 30, 2009.

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

For example, under the amended credit agreement, we are required to maintain a maximum consolidated leverage ratio, as defined (3.00:1 on September 30, 2009, after which it will revert to 2.75:1 on December 31, 2009). In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to maintain a maximum capitalization ratio (65%), as defined.

In addition, the indenture for the floating rate and 7% senior unsecured notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2.00:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.

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

6.  INCOME TAXES

Income taxes refundable included in Accounts Receivable totaled $4.0 million at September 30, 2009, and $12.5 million at December 31, 2008.

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

7.  SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2009, we repurchased 3.7 million shares of our common stock for an aggregate purchase price of $65.8 million (average purchase price per share of $17.81).

In October 2009, our Board of Directors authorized an additional $250 million under our existing share repurchase program. Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes.

During the nine months ended September 30, 2008, we repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37).

We issued 2.3 million shares of common stock in connection with the exercise of stock options during the nine months ended September 30, 2009, and 0.1 million shares during the nine months ended September 30, 2008. The proceeds from the exercise of stock options were $23.5 million (average exercise price per share of $10.26) during the nine months ended September 30, 2009, and $1.0 million (average exercise price per share of $10.71) during the nine months ended September 30, 2008.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We granted 0.2 million shares of restricted stock during the nine months ended September 30, 2009, and 0.2 million shares during the nine months ended September 30, 2008, in connection with our annual restricted stock award grant. During the nine months ended September 30, 2009, 18,395 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock, as compared to 5,734 shares during the same period in 2008.

8.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. Anti-dilutive options totaling 6.0 million for the three months ended September 30, 2009, and 8.8 million for the nine months ended September 30, 2009, have been excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2008, no options were included in the computation of diluted loss per share because we reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive.

The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding used in calculating basic earnings per share	178.1	176.7	177.6	178.2
Effect of dilutive stock-based awards	1.1	-	0.8	-

Weighted average common and common equivalent shares used in calculating diluted earnings per share	179.2	176.7	178.4	178.2

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

In February 2009, the Executive Compensation Subcommittee (the “Subcommittee”) of the Compensation Committee of our Board of Directors approved annual stock option awards to our named executive officers and other employees under the 2008 Plan. Prior to 2009, the Subcommittee’s practice had been to award stock options during the third quarter with an effective grant date after the public release of the Company’s second-quarter earnings results. For 2009, the Subcommittee modified its practice by approving the annual stock option awards to our named executive officers and other employees in the first quarter and granting the awards in four equal increments over the year, subject to continuous employment through each grant date. The Subcommittee approved a total of 1.2 million employee stock options for 2009. One-fourth of each stock option award that was approved in February 2009 was granted on March 2, 2009, on June 1, 2009, and on September 1, 2009, and an additional one-fourth of each such stock option award will be granted on the first New York Stock Exchange

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

trading day of December 2009. The options granted on March 2, 2009, June 1, 2009, and September 1, 2009 have an exercise price equal to the closing price per share on the grant date ($9.92 on March 2, 2009, $16.99 on June 1, 2009, and $18.02 on September 1, 2009), and the December 2009 option grant will also have an exercise price equal to the closing price of our common stock on the grant date in accordance with the 2008 Plan. In February 2009, the Subcommittee also approved a total of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 2, 2009.

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

We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense over the requisite service period of the grants on a straight-line basis. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, the related compensation cost for awards granted subsequent to our adoption on January 1, 2006, of accounting guidance for share-based payments, must be recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.

The following table summarizes the assumptions used relating to the valuation of our stock options during the nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Risk-free interest rate	1.64% — 4.87%	3.24% — 4.87%
Expected dividend yield	—	—
Expected term	4 — 7 years	4 — 7 years
Expected volatility	20% — 52%	20% — 40%

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of stock option activity is as follows for the nine months ended September 30, 2009:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	14.6	$16.01
Granted *	1.0	$14.37
Exercised	(2.3)	$10.26
Forfeited	(0.2)	$17.57
Expired	(1.4)	$15.00

Options outstanding at September 30	11.7	$17.06	6.2	$24.7

Options exercisable at September 30	8.6	$17.54	5.4	$15.2
Options available for future grants at September 30	11.1

* The options granted during the nine months ended September 30, 2009, are primarily related to our employee quarterly stock option award grants in March, June, and September 2009 and our non-employee director annual stock option award grant in January 2009.

The total intrinsic value (which equals the spread between the market value of the stock and the exercise price) of stock options exercised was $19.0 million during the nine months ended September 30, 2009, and $0.3 million during the nine months ended September 30, 2008.

Restricted Stock

Restricted stock awards are considered nonvested share awards as defined under the ASC and are issued from our treasury stock. Restricted stock awards granted in 2008 vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Restricted stock awards granted in 2009 vest in equal installments over four years commencing on June 1, 2010. Compensation cost for restricted stock awards is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible based on the closing price of our common stock on the date of grant.

The following table summarizes information about vested and unvested restricted stock for the nine months ended September 30, 2009:

	Restricted Stock
	Shares (in millions)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	0.2	$10.17
Granted **	0.2	$9.97
Vested	(0.1)	$10.16
Forfeited	-	$-

Nonvested at September 30	0.3	$10.05

** The restricted stock awards granted during the nine months ended September 30, 2009, are primarily related to our employee annual restricted stock award grant in March 2009.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Compensation Expense

The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the 2009 and 2008 Unaudited Condensed Consolidated Income Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options (1)	$2.7	$5.4	$10.7	$17.7
Restricted stock	0.3	0.3	0.8	0.3

Total stock-based compensation expense	$3.0	$5.7	$11.5	$18.0

(1) Stock-based compensation expense for the nine months ended September 30, 2008, includes $5.3 million of additional stock-based compensation expense that was recorded in the second quarter of 2008 to reflect the correction of our expense attribution method to accelerate stock-based compensation expense for employees who were or will become retirement-eligible prior to the stated vesting period of the award.

As of September 30, 2009, there was $13.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $10.9 million relates to stock options and $2.5 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.7 years.

10.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$65.0	$(1,412.7)	$136.3	$(1,310.2)
Other comprehensive income (loss)	0.2	(0.4)	0.5	(0.4)

Comprehensive income (loss)	$65.2	$(1,413.1)	$136.8	$(1,310.6)

11.  ACQUISITIONS

We acquired one automotive retail franchise and related assets during each of the nine months ended September 30, 2009 and 2008. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

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

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $80 million at September 30, 2009. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2009. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

At September 30, 2009, surety bonds, letters of credit, and cash deposits totaled $108.3 million, including $71.5 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

We received proceeds (net of cash relinquished) of $65.9 million during the nine months ended September 30, 2009, and $39.2 million during the same period in 2008 related to discontinued operations.

Changes in the number of stores not yet sold or closed in discontinued operations for the three and nine months ended September 30, 2009, are as follows:

Number of Stores Not Yet Sold or Closed in Discontinued Operations
Stores not yet sold or closed in discontinued operations at December 31, 2008	-

Classified as discontinued operations during first quarter of 2009	17
Sold or closed during first quarter of 2009	(3)

Stores not yet sold or closed in discontinued operations at March 31, 2009	14

Classified as discontinued operations during second quarter of 2009 (1)	11
Sold or closed during second quarter of 2009 (2)	(18)

Stores not yet sold or closed in discontinued operations at June 30, 2009	7

Classified as discontinued operations during third quarter of 2009	-
Reclassified to continuing operations during the third quarter of 2009 (3)	(1)
Sold or closed during third quarter of 2009 (4)	(6)

Stores not yet sold or closed in discontinued operations at September 30, 2009	-

(1)	In the second quarter of 2009, five of the stores classified as discontinued operations were Chrysler stores that were closed in connection with the Chrysler bankruptcy, and three of the stores were General Motors stores that we agreed to close in the future in connection with the General Motors bankruptcy. Chrysler terminated the franchise rights associated with a total of seven stores, however, two of those stores did not meet the criteria to be classified as discontinued operations due to the expected migration of certain revenues associated with those stores to other continuing operations stores. We agreed to close a total of four General Motors dealerships, however, one of such dealerships had a Chrysler franchise that was terminated by Chrysler and is included in the five Chrysler stores referenced above.

(2)	Six of the stores that were sold or closed during the second quarter of 2009 were classified as discontinued operations in the second quarter of 2009, including the five Chrysler stores discussed above, and 12 of the stores were classified as discontinued operations in the first quarter of 2009.

(3)	During the third quarter of 2009, we reclassified a Chrysler store from discontinued operations to continuing operations due to management’s decision to retain this store.

(4)	Five of the stores that were sold or closed during the third quarter of 2009 were classified as discontinued operations in the second quarter of 2009, including the three General Motors stores discussed above, and one of the stores was classified as a discontinued operation in the first quarter of 2009.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenue	$23.5	$210.1	$256.7	$767.8

Pre-tax loss from discontinued operations (1)	$(6.6)	$(18.3)	$(12.6)	$(25.8)
Pre-tax gain (loss) on disposal of discontinued operations	2.0	(3.5)	(39.5)	(1.1)

	(4.6)	(21.8)	(52.1)	(26.9)
Income tax benefit	(4.8)	(4.9)	(16.6)	(2.5)

Income (loss) from discontinued operations, net of income taxes	$0.2	$(16.9)	$(35.5)	$(24.4)

(1)	Although there were no stores in discontinued operations as of September 30, 2009, pre-tax loss from discontinued operations includes operational losses for stores in discontinued operations that were operating for a portion of the third quarter of 2009, as well as carrying costs for items such as maintenance, security, rent, and landscaping, among others, for real estate we have not yet sold related to stores that have been closed.

A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	September 30, 2009 (1)	December 31, 2008
Inventory	$1.8	$119.4
Other current assets	2.3	21.3
Property and equipment, net	78.1	170.0
Goodwill	3.9	28.5
Other non-current assets	0.8	7.9

Total assets	$86.9	$347.1

Vehicle floorplan payable-trade	$0.7	$81.4
Vehicle floorplan payable-non-trade	-	34.1
Other current liabilities	7.0	20.6

Total liabilities	$7.7	$136.1

(1)	The assets and liabilities remaining in discontinued operations at September 30, 2009, primarily represent real estate we have not yet sold related to stores that have been closed, as well as other miscellaneous items that are in the process of being settled or otherwise disposed.

Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.  SEGMENT INFORMATION

At September 30, 2009 and 2008, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

“Corporate and other” is comprised of our other businesses, including collision centers, E-commerce activities, and an auction operation, each of which generates revenues, as well as unallocated corporate overhead expenses.

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

Reportable segment revenues and segment income (loss) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Domestic	$922.4	$1,059.3	$2,557.4	$3,509.1
Import	1,193.9	1,370.5	3,091.0	4,332.1
Premium Luxury	775.3	900.0	2,213.3	2,850.8
Corporate and other	24.1	29.5	81.1	87.4

Total revenues	$2,915.7	$3,359.3	$7,942.8	$10,779.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment income (loss)*:
Domestic	$33.5	$24.6	$80.2	$93.6
Import	63.1	51.6	134.0	164.0
Premium Luxury	43.5	42.9	127.3	145.2
Corporate and other	(29.1)	(1,762.1)	(53.0)	(1,811.7)

Total segment income (loss)	111.0	(1,643.0)	288.5	(1,408.9)

Other interest expense	(10.2)	(20.9)	(32.5)	(69.3)
Gain on senior note repurchases	0.5	12.1	13.0	12.1
Interest income	0.3	0.7	0.9	1.5
Other gains (losses), net	2.2	(2.2)	4.0	(2.9)

Income (loss) from continuing operations before income taxes	$103.8	$(1,653.3)	$273.9	$(1,467.5)

*Segment income (loss) is defined as operating income net of floorplan interest expense.

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

On June 1, 2009, General Motors and several of its affiliates also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In connection with the bankruptcy, we entered into wind-down agreements with General Motors pursuant to which we agreed to close four of our dealerships by October 2010 in exchange for certain wind-down payments. At the same time, we entered into participation agreements under which our remaining General Motors dealerships will continue to operate as franchisees of the new General Motors formed as a result of the bankruptcy. Certain of our dealerships with multiple General Motors franchises entered into a participation agreement as to certain franchises and a wind-down agreement as to other franchises (such as Pontiac, which General Motors is discontinuing as part of the bankruptcy). On July 5, 2009, the bankruptcy court approved General Motors’ plan to sell certain assets to a new entity that will operate the reorganized General Motors business, and, on July 10, 2009, General Motors completed the sale. The new General Motors entity is owned primarily by the U.S. and Canadian governments, the autoworkers’ union retirement health care trust, and certain former bondholders and other creditors of General Motors. During the third quarter of 2009, we closed all four General Motors dealerships referenced above.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

all in the event of another bankruptcy of a major vehicle manufacturer or related lender. As a result, the potential adverse impact on our financial condition and results of operations could be relatively worse in a manufacturer or related lender bankruptcy which is not financially supported by the U.S. government.

Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2009, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

•

Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Unaudited Condensed Consolidated Balance Sheets. The carrying amount and fair value of our investments in marketable securities totaled $3.0 million at September 30, 2009, and $6.8 million at December 31, 2008.

•

Fixed rate debt: The fair value of fixed rate debt is based on an estimated amount that would be paid to transfer the debt to a credit-equivalent market participant at the measurement date. The carrying amounts of our fixed rate debt primarily consisting of amounts outstanding under our senior unsecured notes and mortgages totaled $368.3 million at September 30, 2009, and $465.1 million at December 31, 2008, with a fair value of $358.8 million at September 30, 2009, and $377.8 million at December 31, 2008.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The ASC defines fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The ASC establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

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

Effective January 1, 2009, we adopted the provisions of accounting standards for fair value measurements for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair value less cost to sell of long-lived assets held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s fair value less cost to sell (increase or decrease) is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale.

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2009:

	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Gain/(Loss)
Franchise rights	$-	$-	$2.9	$(1.5)

Long-lived assets held for sale:
Continuing operations	$-	$-	$11.8	$(1.2)
Discontinued operations	-	-	106.7	(22.8)

Total long-lived assets held for sale	$-	$-	$118.5	$(24.0)

During the nine months ended September 30, 2009, no impairment charge was recorded for the carrying value of goodwill in accordance with accounting guidance for goodwill and other intangible assets. Rights under an Import store’s franchise agreement with a carrying amount of $4.4 million were written down to an estimated fair value of $2.9 million, resulting in a non-cash impairment charge of $1.5 million, which was included in Franchise Rights Impairment during the nine months ended September 30, 2009. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. No impairment charges related to franchise rights were recorded during the three months ended September 30, 2009. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on how fair value measurements are derived for our goodwill and franchise rights.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In accordance with the provisions of accounting guidance for the impairment or disposal of long-lived assets, during the nine months ended September 30, 2009, long-lived assets held for sale in continuing operations with a carrying amount of $13.0 million were written down to their fair value of $11.8 million, resulting in a non-cash impairment charge of $1.2 million, which was included in Other Expenses (Income), Net in our Unaudited Condensed Consolidated Financial Statements and included as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information. No impairment charges were recorded on long-lived assets held for sale in continuing operations during the three months ended September 30, 2009.

During the nine months ended September 30, 2009, long-lived assets held for sale in discontinued operations with a carrying amount of $129.5 million were written down to their fair value of $106.7 million, resulting in a non-cash impairment charge of $22.8 million, which related to certain of our discontinued operations stores and was included in Loss from Discontinued Operations. The $22.8 million of impairment includes $0.7 million that was recorded during the three months ended September 30, 2009.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2009, we owned and operated 245 new vehicle franchises from 203 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 34 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold during the nine months ended September 30, 2009, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.

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

At September 30, 2009, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

For the nine months ended September 30, 2009, new vehicle sales accounted for approximately 52% of our total revenue, but approximately 19% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 24% of total revenue for the nine months ended September 30, 2009, contributed approximately 67% of our gross profit for the same period.

During the three months ended September 30, 2009, we had net income from continuing operations of $64.8 million and diluted earnings per share of $0.36, as compared to net loss from continuing operations of $1.40 billion and diluted loss per share of $7.90, during the same period in 2008. During the nine months ended September 30, 2009, we had net income from continuing operations of $171.8 million and diluted earnings per share of $0.96, as compared to net loss from continuing operations of $1.29 billion and diluted loss per share of $7.22, during the same period in 2008.

Results for the nine months ended September 30, 2009, were favorably impacted by a gain on senior note repurchases of $13.0 million ($8.1 million after-tax) and a net gain on asset sales and dispositions of $15.5 million ($9.6 million after-tax), partially offset by property impairments of $1.2 million ($0.7 million after-tax).

Results for the three months ended September 30, 2008, were impacted by a non-cash goodwill impairment charge of $1.61 billion ($1.37 billion after-tax), non-cash franchise impairments of $127.4 million ($79.0 million after-tax), and a gain on senior note repurchases of $12.1 million ($7.4 million after-tax).

Results for the nine months ended September 30, 2008, were impacted by the non-cash goodwill impairment charge of $1.61 billion ($1.37 billion after-tax), non-cash franchise impairments of $127.4 million ($79.1 million after-tax), the gain on senior note repurchases of $12.1 million ($7.3 million after-tax), as well as a non-cash stock-based compensation expense adjustment of $5.3 million ($3.2 million after-tax).

Market Conditions

While the automotive retail market remained challenging, due primarily to the unfavorable economic conditions in the United States, our results of operations for the third quarter of 2009 were favorably impacted by the Consumer Assistance to Recycle and Save Act of 2009, commonly referred to as “cash for clunkers,” that was signed into law by President Obama at the end of June 2009. Under the cash for clunkers program, which officially began in July 2009, certain new vehicle buyers who traded in less fuel-efficient vehicles were eligible for a credit of up to $4,500 from the federal government.

Cash for clunkers stimulated consumer demand for new vehicles, and we sold approximately 12,500 new vehicles under the program. Since new vehicles with a manufacturer’s suggested retail price above $45,000 did not qualify under the program, and since each new vehicle sold had to be more fuel-efficient than the related trade-in vehicle, cash for clunkers disproportionately benefited sales of smaller, more fuel-efficient vehicles, primarily in our Domestic and Import segments. Cash for clunkers officially ended on August 24, 2009. As of September 30, 2009, we had received substantially all of the amounts due to us from the federal government under the program.

In September 2009, new vehicle sales returned to pre-cash for clunkers levels, due in part to lower inventory levels. For September 2009, the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the United States was 9.2 million, as compared to 9.6 million for the second quarter of 2009. We expect that the automotive retail market will remain challenging throughout the remainder of 2009 with a gradual recovery beginning in 2010. While we anticipate an improvement next year, we believe that new vehicle sales will remain near historically low levels in 2010.

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

On June 1, 2009, General Motors and several of its affiliates also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In connection with the bankruptcy, we entered into wind-down agreements with General Motors pursuant to which we agreed to close four of our dealerships by October 2010 in exchange for certain wind-down payments. At the same time, we entered into participation agreements under which our remaining General Motors dealerships will continue to operate as franchisees of the new General Motors formed as a result of the bankruptcy. Certain of our dealerships with multiple General Motors franchises entered into a participation agreement as to certain franchises and a wind-down agreement as to other franchises (such as Pontiac, which General Motors is discontinuing as part of the bankruptcy). On July 5, 2009, the bankruptcy court approved General Motors’ plan to sell certain assets to a new entity that will operate the reorganized General Motors business, and, on July 10, 2009, General Motors completed the sale. The new General Motors entity is owned primarily by the U.S. and Canadian governments, the autoworkers’ union retirement health care trust and certain former bondholders and other creditors of General Motors. During the third quarter of 2009, we closed all four General Motors dealerships referenced above.

The operating results of the Chrysler and General Motors dealerships that were closed in connection with the bankruptcies were not material to our consolidated financial statements. See “Discontinued Operations” below for a discussion of estimated losses associated with the Chrysler and General Motors bankruptcies that we recorded in discontinued operations.

Inventory Management

Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.

We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We reduced our new vehicle inventory to 25,326 units at September 30, 2009, from 50,585 units at December 31, 2008, and 47,657 units at September 30, 2008.

Although we focus on managing our inventory levels in accordance with consumer demand, we believe that we must maintain a minimum level of inventory at our lower volume stores that is representative of the full line of vehicles offered by manufacturers. This may result in a higher days supply of inventory than would otherwise result if we were in a better economic environment. However, given our inventory management practices (such as managing our inventory purchases based on our sales forecasts and sharing inventory among stores within a local market), we do not believe the current business climate is likely to result in material impairment charges related to new vehicle inventory.

We continue to monitor our new vehicle inventory levels closely based on current economic conditions. At September 30, 2009, our days supply of new vehicle inventory was 47 days, as compared to 52 days at June 30, 2009. As noted above under “Market Conditions,” the federal cash for clunkers program stimulated consumer demand for new vehicles during the third quarter of 2009, which impacted our supply of new vehicles. Additionally, the reduced production levels of certain automotive manufacturers during the second quarter of 2009, including the factory shut-downs by General Motors and Chrysler, led to a lower supply of new vehicles in the market generally in the third quarter of 2009. During the third quarter of 2009, we increased our orders for new vehicles to increase our inventory for the fourth quarter of 2009.

In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.4 million at September 30, 2009, and $1.7 million at December 31, 2008.

Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $4.4 million at September 30, 2009, and $6.3 million at December 31, 2008.

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

As discussed in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements, we estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows (DCF) of the reporting unit at a computed weighted average cost of capital as the discount rate. If our “income” valuation approach had been a hypothetical 10% lower for each of our reporting units as of April 30, 2009, we would not have been required to complete the second step of the goodwill impairment test for our Import and Premium Luxury reporting units. For the Domestic reporting unit, which had a carrying value of $880.0 million at April 30, 2009, a 7% reduction in its estimated fair value would have resulted in a failure of the first step of the goodwill impairment test. A first step failure would have required us to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a non-cash goodwill impairment charge. We would have been in compliance with the financial covenants in our debt agreements even if we had impaired all of the goodwill associated with our domestic reporting unit. The effect of a hypothetical 10% decrease in valuation estimate is not intended to provide a sensitivity analysis of every potential outcome.

We also completed our annual impairment test for intangibles with indefinite lives as of April 30, 2009, and we recorded $1.5 million ($0.9 million, net of tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement. Our franchise rights, which related to 20 franchises and totaled approximately $173.4 million at September 30, 2009, are evaluated for impairment on a franchise-by-franchise basis. If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2009, the resulting incremental impairment charge would have been less than $5.0 million.

We will continue to monitor events in future periods to determine if additional asset impairment testing should be performed. We continue to face a challenging automotive retail environment and an uncertain economic environment in general. As a result of these conditions, there can be no assurance that an additional material impairment charge will not occur in a future period.

Reported Operating Data

Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,628.1	$1,891.2	$(263.1)	(13.9)	$4,158.6	$6,039.6	$(1,881.0)	(31.1)
Used vehicle	642.2	768.4	(126.2)	(16.4)	1,869.5	2,546.2	(676.7)	(26.6)
Parts and service	537.9	570.9	(33.0)	(5.8)	1,616.0	1,765.9	(149.9)	(8.5)
Finance and insurance, net	95.7	113.9	(18.2)	(16.0)	261.9	379.6	(117.7)	(31.0)
Other	11.8	14.9	(3.1)		36.8	48.1	(11.3)

Total revenue	$2,915.7	$3,359.3	$(443.6)	(13.2)	$7,942.8	$10,779.4	$(2,836.6)	(26.3)

Gross profit:
New vehicle	$119.7	$125.2	$(5.5)	(4.4)	$279.8	$400.8	$(121.0)	(30.2)
Used vehicle	59.7	64.2	(4.5)	(7.0)	181.9	218.0	(36.1)	(16.6)
Parts and service	233.8	248.1	(14.3)	(5.8)	707.4	769.4	(62.0)	(8.1)
Finance and insurance	95.7	113.9	(18.2)	(16.0)	261.9	379.6	(117.7)	(31.0)
Other	6.1	8.4	(2.3)		20.5	26.9	(6.4)

Total gross profit	515.0	559.8	(44.8)	(8.0)	1,451.5	1,794.7	(343.2)	(19.1)
Selling, general and administrative expenses	380.1	423.3	43.2	10.2	1,099.9	1,338.2	238.3	17.8
Depreciation and amortization	19.4	21.3	1.9		58.5	64.0	5.5
Goodwill impairment	-	1,610.0	1,610.0		-	1,610.0	1,610.0
Franchise rights impairment	-	127.4	127.4		1.5	127.4	125.9
Other expenses (income), net	(3.1)	2.5	5.6		(23.6)	2.9	26.5

Operating income	118.6	(1,624.7)	1,743.3		315.2	(1,347.8)	1,663.0

Floorplan interest expense	(7.6)	(18.3)	10.7		(26.7)	(61.1)	34.4
Other interest expense	(10.2)	(20.9)	10.7		(32.5)	(69.3)	36.8
Gain on senior note repurchases	0.5	12.1	(11.6)		13.0	12.1	0.9
Interest income	0.3	0.7	(0.4)		0.9	1.5	(0.6)
Other gains (losses), net	2.2	(2.2)	4.4		4.0	(2.9)	6.9

Income (loss) from continuing operations before income taxes	$103.8	$(1,653.3)	$1,757.1		$273.9	$(1,467.5)	$1,741.4

Retail vehicle unit sales:
New vehicle	54,839	62,834	(7,995)	(12.7)	136,840	200,574	(63,734)	(31.8)
Used vehicle	34,484	42,457	(7,973)	(18.8)	102,774	135,300	(32,526)	(24.0)

	89,323	105,291	(15,968)	(15.2)	239,614	335,874	(96,260)	(28.7)

Revenue per vehicle retailed:
New vehicle	$29,689	$30,098	$(409)	(1.4)	$30,390	$30,112	$278	0.9
Used vehicle	$16,335	$15,263	$1,072	7.0	$16,013	$15,738	$275	1.7

Gross profit per vehicle retailed:
New vehicle	$2,183	$1,993	$190	9.5	$2,045	$1,998	$47	2.4
Used vehicle	$1,673	$1,566	$107	6.8	$1,717	$1,633	$84	5.1
Finance and insurance	$1,071	$1,082	$(11)	(1.0)	$1,093	$1,130	$(37)	(3.3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (%)	2008 (%)	2009 (%)	2008 (%)
Revenue mix percentages:
New vehicle	55.8	56.3	52.4	56.0
Used vehicle	22.0	22.9	23.5	23.6
Parts and service	18.4	17.0	20.3	16.4
Finance and insurance, net	3.3	3.4	3.3	3.5
Other	0.5	0.4	0.5	0.5

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	23.2	22.4	19.3	22.3
Used vehicle	11.6	11.5	12.5	12.1
Parts and service	45.4	44.3	48.7	42.9
Finance and insurance	18.6	20.3	18.0	21.2
Other	1.2	1.5	1.5	1.5

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.4	6.6	6.7	6.6
Used vehicle - retail	10.2	10.3	10.7	10.4
Parts and service	43.5	43.5	43.8	43.6
Total	17.7	16.7	18.3	16.6
Selling, general and administrative expenses	13.0	12.6	13.8	12.4
Operating income	4.1	NM	4.0	NM
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	73.8	75.6	75.8	74.6
Operating income	23.0	NM	21.7	NM

NM = Not Meaningful

	September 30, 2009	September 30, 2008

Days supply:
New vehicle (industry standard of selling days, including fleet)	47 days	60 days
Used vehicle (trailing 30 days)	48 days	41 days

The following table details net new vehicle inventory carrying benefit (cost), consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
($ in millions)
Floorplan assistance	$13.8	$16.8	$(3.0)	$34.9	$54.3	$(19.4)
Floorplan interest expense (new vehicles)	(7.1)	(17.0)	9.9	(25.2)	(58.9)	33.7

Net new vehicle inventory carrying benefit (cost)	$6.7	$(0.2)	$6.9	$9.7	$(4.6)	$14.3

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,622.0	$1,877.7	$(255.7)	(13.6)	$4,124.5	$5,996.1	$(1,871.6)	(31.2)
Used vehicle	639.2	757.3	(118.1)	(15.6)	1,849.5	2,509.5	(660.0)	(26.3)
Parts and service	536.5	561.6	(25.1)	(4.5)	1,605.3	1,737.1	(131.8)	(7.6)
Finance and insurance, net	95.5	112.9	(17.4)	(15.4)	260.4	376.3	(115.9)	(30.8)
Other	11.6	14.3	(2.7)		34.9	46.2	(11.3)

Total revenue	$2,904.8	$3,323.8	$(419.0)	(12.6)	$7,874.6	$10,665.2	$(2,790.6)	(26.2)

Gross profit:
New vehicle	$119.3	$124.4	$(5.1)	(4.1)	$278.0	$398.4	$(120.4)	(30.2)
Used vehicle	59.6	63.1	(3.5)	(5.5)	179.9	214.4	(34.5)	(16.1)
Parts and service	233.4	244.9	(11.5)	(4.7)	702.9	759.7	(56.8)	(7.5)
Finance and insurance	95.5	112.9	(17.4)	(15.4)	260.4	376.3	(115.9)	(30.8)
Other	6.1	8.2	(2.1)		19.9	26.4	(6.5)

Total gross profit	$513.9	$553.5	$(39.6)	(7.2)	$1,441.1	$1,775.2	$(334.1)	(18.8)

Retail vehicle unit sales:
New vehicle	54,732	62,434	(7,702)	(12.3)	136,103	199,259	(63,156)	(31.7)
Used vehicle	34,397	41,788	(7,391)	(17.7)	101,894	133,167	(31,273)	(23.5)

	89,129	104,222	(15,093)	(14.5)	237,997	332,426	(94,429)	(28.4)

Revenue per vehicle retailed:
New vehicle	$29,635	$30,075	$(440)	(1.5)	$30,304	$30,092	$212	0.7
Used vehicle	$16,307	$15,291	$1,016	6.6	$15,994	$15,767	$227	1.4

Gross profit per vehicle retailed:
New vehicle	$2,180	$1,993	$187	9.4	$2,043	$1,999	$44	2.2
Used vehicle	$1,672	$1,563	$109	7.0	$1,711	$1,632	$79	4.8
Finance and insurance	$1,071	$1,083	$(12)	(1.1)	$1,094	$1,132	$(38)	(3.4)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (%)	2008 (%)	2009 (%)	2008 (%)
Revenue mix percentages:
New vehicle	55.8	56.5	52.4	56.2
Used vehicle	22.0	22.8	23.5	23.5
Parts and service	18.5	16.9	20.4	16.3
Finance and insurance, net	3.3	3.4	3.3	3.5
Other	0.4	0.4	0.4	0.5

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	23.2	22.5	19.3	22.4
Used vehicle	11.6	11.4	12.5	12.1
Parts and service	45.4	44.2	48.8	42.8
Finance and insurance	18.6	20.4	18.1	21.2
Other	1.2	1.5	1.3	1.5

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.4	6.6	6.7	6.6
Used vehicle - retail	10.3	10.2	10.7	10.3
Parts and service	43.5	43.6	43.8	43.7
Total	17.7	16.7	18.3	16.6

New Vehicle

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,628.1	$1,891.2	$(263.1)	(13.9)	$4,158.6	$6,039.6	$(1,881.0)	(31.1)
Gross profit	$119.7	$125.2	$(5.5)	(4.4)	$279.8	$400.8	$(121.0)	(30.2)
Retail vehicle unit sales	54,839	62,834	(7,995)	(12.7)	136,840	200,574	(63,734)	(31.8)
Revenue per vehicle retailed	$29,689	$30,098	$(409)	(1.4)	$30,390	$30,112	$278	0.9
Gross profit per vehicle retailed	$2,183	$1,993	$190	9.5	$2,045	$1,998	$47	2.4
Gross profit as a percentage of revenue	7.4%	6.6%			6.7%	6.6%
Days supply (industry standard of selling days, including fleet)	47 days	60 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$1,622.0	$1,877.7	$(255.7)	(13.6)	$4,124.5	$5,996.1	$(1,871.6)	(31.2)
Gross profit	$119.3	$124.4	$(5.1)	(4.1)	$278.0	$398.4	$(120.4)	(30.2)
Retail vehicle unit sales	54,732	62,434	(7,702)	(12.3)	136,103	199,259	(63,156)	(31.7)
Revenue per vehicle retailed	$29,635	$30,075	$(440)	(1.5)	$30,304	$30,092	$212	0.7
Gross profit per vehicle retailed	$2,180	$1,993	$187	9.4	$2,043	$1,999	$44	2.2
Gross profit as a percentage of revenue	7.4%	6.6%			6.7%	6.6%

Third Quarter 2009 compared to Third Quarter 2008

Same store new vehicle revenue decreased $255.7 million or 13.6% during the three months ended September 30, 2009, as compared to the same period in 2008, as a result of a decrease in same store unit volume and a decrease in same store revenue per new vehicle retailed. The decrease in same store unit volume was primarily due to the challenging automotive retail environment, which was adversely impacted by overall economic conditions. The decrease in same store unit volume was partially offset by an increase in sales as a result of the cash for clunkers program discussed above in “Market Conditions.” The cash for clunkers program also partially mitigated reduced credit availability offered to consumers in the third quarter of 2009 because it allowed a customer to make a sizable down-payment with the cash for clunkers credit.

The decrease in same store revenue per new vehicle retailed was also impacted by the cash for clunkers program, which disproportionately benefited sales of smaller, more fuel-efficient vehicles, primarily in the Domestic and Import segments. This was due in part to the fact that in order to qualify for the cash for clunkers credit, a customer had to purchase a vehicle with a manufacturer’s suggested retail price of $45,000 or less and a combined fuel economy higher than that of the trade-in vehicle. Revenue per new vehicle retailed was adversely impacted by the shift in mix away from premium luxury vehicles, which have relatively higher selling prices.

Same store gross profit per new vehicle retailed increased 9.4% during the three months ended September 30, 2009, as compared to the same period in 2008. The increase was due in part to a recovery in margins for large vehicles, including trucks and sport utility vehicles, which had depressed margins in the same period in 2008 as a result of lower demand for such vehicles due to relatively high fuel prices. Margins also improved partially due to supply and demand imbalances as a result of both the cash for clunkers program, which increased demand in the third quarter of 2009, and reduced vehicle production levels of certain automotive manufacturers, which limited supply.

First Nine Months 2009 compared to First Nine Months 2008

Same store new vehicle revenue decreased $1.87 billion or 31.2% during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of a decrease in same store unit volume partially offset by an increase in same store revenue per new vehicle retailed. The decrease in same store unit volume was primarily due to the challenging automotive retail environment, including reduced credit availability offered to consumers, the discontinuation or limitation of certain manufacturer leasing programs, and a decline in consumer confidence. The decrease in same store unit volume was partially offset by an increase in sales as a result of the cash for clunkers program.

Revenue per new vehicle retailed benefited from lower fuel prices, which caused a shift in mix away from small, fuel-efficient vehicles that have relatively lower selling prices.

Same store gross profit per new vehicle retailed increased 2.2% during the nine months ended September 30, 2009, as compared to the same period in 2008. The increase was due in part to a recovery in margins for large vehicles, including trucks and sport utility vehicles, which had depressed margins in the same period in 2008 as a result of lower demand for such vehicles due to relatively high fuel prices.

New Vehicle Inventories

Our new vehicle inventories were $0.8 billion or 47 days supply at September 30, 2009, as compared to new vehicle inventories of $1.5 billion or 83 days supply at December 31, 2008, and $1.5 billion or 60 days supply at September 30, 2008. We reduced our new vehicle inventory to 25,326 units at September 30, 2009, from 50,585 units at December 31, 2008, and 47,657 units at September 30, 2008.

The following table details net new vehicle inventory carrying benefit (cost), consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
($ in millions)
Floorplan assistance	$13.8	$16.8	$(3.0)	$34.9	$54.3	$(19.4)
Floorplan interest expense (new vehicles)	(7.1)	(17.0)	9.9	(25.2)	(58.9)	33.7

Net new vehicle inventory carrying benefit (cost)	$6.7	$(0.2)	$6.9	$9.7	$(4.6)	$14.3

Third Quarter 2009 compared to Third Quarter 2008

The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) was $6.7 million for the three months ended September 30, 2009, as compared to a net new vehicle inventory carrying cost of $0.2 million during the three months ended September 30, 2008. The increase in the net new vehicle inventory carrying benefit of $6.9 million during the three months ended September 30, 2009, is due to a decrease in new vehicle floorplan interest expense primarily due to lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances, partially offset by a decrease in floorplan assistance due to lower new vehicle sales and a decrease in the floorplan assistance rate per unit.

First Nine Months 2009 compared to First Nine Months 2008

The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) was $9.7 million for the nine months ended September 30, 2009, as compared to a net new vehicle inventory carrying cost of $4.6 million during the nine months ended September 30, 2008. The increase in the net new vehicle inventory carrying benefit of $14.3 million during the nine months ended September 30, 2009, is due to a decrease in new vehicle floorplan interest expense primarily due to lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances, partially offset by a decrease in floorplan assistance due to lower new vehicle sales and a decrease in the floorplan assistance rate per unit.

Used Vehicle

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$563.3	$648.0	$(84.7)	(13.1)	$1,645.7	$2,129.4	$(483.7)	(22.7)
Wholesale revenue	78.9	120.4	(41.5)	(34.5)	223.8	416.8	(193.0)	(46.3)

Total revenue	$642.2	$768.4	$(126.2)	(16.4)	$1,869.5	$2,546.2	$(676.7)	(26.6)

Retail gross profit	$57.7	$66.5	$(8.8)	(13.2)	$176.5	$221.0	$(44.5)	(20.1)
Wholesale gross profit	2.0	(2.3)	4.3		5.4	(3.0)	8.4

Total gross profit	$59.7	$64.2	$(4.5)	(7.0)	$181.9	$218.0	$(36.1)	(16.6)

Retail vehicle unit sales	34,484	42,457	(7,973)	(18.8)	102,774	135,300	(32,526)	(24.0)
Revenue per vehicle retailed	$16,335	$15,263	$1,072	7.0	$16,013	$15,738	$275	1.7
Gross profit per vehicle retailed	$1,673	$1,566	$107	6.8	$1,717	$1,633	$84	5.1
Gross profit as a percentage of revenue	10.2%	10.3%			10.7%	10.4%
Days supply (trailing 30 days)	48 days	41 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$560.9	$639.0	$(78.1)	(12.2)	$1,629.7	$2,099.6	$(469.9)	(22.4)
Wholesale revenue	78.3	118.3	(40.0)	(33.8)	219.8	409.9	(190.1)	(46.4)

Total revenue	$639.2	$757.3	$(118.1)	(15.6)	$1,849.5	$2,509.5	$(660.0)	(26.3)

Retail gross profit	$57.5	$65.3	$(7.8)	(11.9)	$174.3	$217.3	$(43.0)	(19.8)
Wholesale gross profit	2.1	(2.2)	4.3		5.6	(2.9)	8.5

Total gross profit	$59.6	$63.1	$(3.5)	(5.5)	$179.9	$214.4	$(34.5)	(16.1)

Retail vehicle unit sales	34,397	41,788	(7,391)	(17.7)	101,894	133,167	(31,273)	(23.5)
Revenue per vehicle retailed	$16,307	$15,291	$1,016	6.6	$15,994	$15,767	$227	1.4
Gross profit per vehicle retailed	$1,672	$1,563	$109	7.0	$1,711	$1,632	$79	4.8
Gross profit as a percentage of revenue	10.3%	10.2%			10.7%	10.3%

Third Quarter 2009 compared to Third Quarter 2008

Same store retail used vehicle revenue decreased $78.1 million or 12.2% during the three months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of a decrease in same store unit volume partially offset by an increase in revenue per used vehicle retailed. The decrease in used vehicle sales volume was driven in part by a reduction in traffic into our stores, which resulted from the challenging automotive retail environment, except during the period when the cash for clunkers program occurred, which drove higher traffic levels, benefiting used vehicle sales during this period. Used vehicle sales volume was also constrained by the reduced credit availability offered to consumers. Additionally, used vehicle sales volumes were adversely impacted by a decrease in trade-in volume associated with new vehicle sales.

Revenue per used vehicle retailed benefited from a shift in mix toward premium luxury vehicles, which have a higher average selling price than domestic and import vehicles, as well as an increase in the average selling prices for used vehicles in all three segments. The increase in the average selling prices for used vehicles was primarily due to a recovery in prices for large vehicles, including trucks and sport utility vehicles, which had depressed prices in the prior year as a result of high fuel prices.

Same store gross profit per used vehicle retailed increased 7.0% during the three months ended September 30, 2009, as compared to the same period in 2008, as tighter inventories improved profitability per unit. Used vehicle inventory supply has been impacted by the decline in new vehicle sales, which has reduced trade-in volume, as well as by customers retaining their vehicles for longer periods of time. Additionally, reduced fleet inventory has decreased the number of vehicles moving from fleet inventory to used vehicle inventory. The increase was also due in part to a recovery in margins for large vehicles, including trucks and sport utility vehicles, which had depressed margins in the same period in 2008 as a result of high fuel prices. Gross profit per used vehicle retailed also benefited from a shift in mix toward premium luxury vehicles, which have a higher average gross margin than domestic and import vehicles.

First Nine Months 2009 compared to First Nine Months 2008

Same store retail used vehicle revenue decreased $469.9 million or 22.4% during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of a decrease in same store unit volume. The decrease in used vehicle sales volumes was driven in part by a reduction in traffic into our stores, which resulted from the challenging automotive retail environment, including reduced credit availability offered to consumers and a decline in consumer confidence. Additionally, used vehicle sales volumes were adversely impacted by a decrease in trade-in volume associated with new vehicle sales.

Revenue per used vehicle retailed benefited from a shift in mix toward premium luxury vehicles, which have a higher average selling price than domestic and import vehicles. This benefit was partially offset, however, by a decrease in the average revenue per used vehicle retailed for premium luxury vehicles.

Same store gross profit per used vehicle retailed increased 4.8% during the nine months ended September 30, 2009, as compared to the same period in 2008, as tighter inventories improved profitability per unit. Used vehicle inventory supply has been impacted by the decline in new vehicle sales, which has reduced trade-in volume, as well as by customers retaining their vehicles for longer periods of time. Additionally, reduced fleet inventory has decreased the number of vehicles moving from fleet inventory to used vehicle inventory. Gross profit per used vehicle retailed also benefited from a shift in mix toward premium luxury vehicles, which have a higher average gross margin than domestic and import vehicles.

Used Vehicle Inventories

Used vehicle inventories were $231.4 million or 48 days supply at September 30, 2009, compared to $140.1 million or 30 days at December 31, 2008, and $225.6 million or 41 days supply at September 30, 2008.

Parts and Service

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$537.9	$570.9	$(33.0)	(5.8)	$1,616.0	$1,765.9	$(149.9)	(8.5)
Gross profit	$233.8	$248.1	$(14.3)	(5.8)	$707.4	$769.4	$(62.0)	(8.1)
Gross profit as a percentage of revenue	43.5%	43.5%			43.8%	43.6%

Same Store:
Revenue	$536.5	$561.6	$(25.1)	(4.5)	$1,605.3	$1,737.1	$(131.8)	(7.6)
Gross profit	$233.4	$244.9	$(11.5)	(4.7)	$702.9	$759.7	$(56.8)	(7.5)
Gross profit as a percentage of revenue	43.5%	43.6%			43.8%	43.7%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.

Third Quarter 2009 compared to Third Quarter 2008

During the three months ended September 30, 2009, same store parts and service revenue decreased $25.1 million or 4.5%, as compared to the same period in 2008. This decrease is primarily due to declines in warranty revenues of $10.4 million, revenues associated with the preparation of vehicles for sale of $4.7 million, and revenues from service work outsourced to third-parties of $2.2 million.

Warranty revenues were adversely impacted by fewer units in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. Revenues associated with the preparation of vehicles for sale and revenues from service work outsourced to third-parties were adversely impacted primarily by lower new and used vehicle sales volume.

First Nine Months 2009 compared to First Nine Months 2008

During the nine months ended September 30, 2009, same store parts and service revenue decreased $131.8 million or 7.6%, as compared to the same period in 2008. This decrease is primarily due to declines in revenues associated with the preparation of vehicles for sale of $38.2 million, warranty revenues of $22.3 million, customer-paid revenues of $16.7 million, wholesale parts revenues of $16.5 million, and revenues from service work outsourced to third-parties of $14.0 million.

Revenues associated with the preparation of vehicles for sale and revenues from service work outsourced to third-parties were adversely impacted primarily by lower new and used vehicle sales volume. Warranty revenues were adversely impacted by fewer units in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. Wholesale parts revenues and customer-paid revenues were adversely impacted by difficult market conditions.

Finance and Insurance

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance

Reported:
Revenue and gross profit	$95.7	$113.9	$(18.2)	(16.0)	$261.9	$379.6	$(117.7)	(31.0)
Gross profit per vehicle retailed	$1,071	$1,082	$(11)	(1.0)	$1,093	$1,130	$(37)	(3.3)

Same Store:
Revenue and gross profit	$95.5	$112.9	$(17.4)	(15.4)	$260.4	$376.3	$(115.9)	(30.8)
Gross profit per vehicle retailed	$1,071	$1,083	$(12)	(1.1)	$1,094	$1,132	$(38)	(3.4)

Third Quarter 2009 compared to Third Quarter 2008

Same store finance and insurance revenue and gross profit decreased $17.4 million or 15.4% during the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to lower new and used vehicle sales volumes.

Same store finance and insurance revenue and gross profit per vehicle retailed decreased 1.1% during the three months ended September 30, 2009, as compared to the same period in 2008. Finance and insurance revenue and gross profit per vehicle retailed were adversely impacted by fewer customers financing vehicles through the dealerships and a decrease in amounts financed per transaction. Finance and insurance revenue and gross profit per vehicle retailed were also adversely impacted by the current unfavorable economic conditions in the United States, including lower commissions due to continued tightness in the automotive lending environment, partially offset by an increase in finance and insurance products sold per customer.

First Nine Months 2009 compared to First Nine Months 2008

Same store finance and insurance revenue and gross profit decreased $115.9 million or 30.8% during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to lower new and used sales volumes. Finance and insurance revenue and gross profit during the nine months ended September 30, 2009, were impacted by a favorable adjustment recorded in the second quarter of 2009 of $5.2 million ($3.2 million after-tax) on our reserves for expected chargebacks.

Same store finance and insurance revenue and gross profit per vehicle retailed decreased 3.4% during the nine months ended September 30, 2009, as compared to the same period in 2008. Finance and insurance revenue and gross profit per vehicle retailed were adversely impacted by fewer customers financing vehicles through the dealerships and a decrease in amounts financed per transaction. Finance and insurance revenue and gross profit per vehicle retailed were also adversely impacted by the current unfavorable economic conditions in the United States, including lower commissions due to continued tightness in the automotive lending environment, partially offset by an increase in finance and insurance products sold per customer.

Segment Results

In the following table, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$922.4	$1,059.3	$(136.9)	(12.9)	$2,557.4	$3,509.1	$(951.7)	(27.1)
Import	1,193.9	1,370.5	(176.6)	(12.9)	3,091.0	4,332.1	(1,241.1)	(28.6)
Premium Luxury	775.3	900.0	(124.7)	(13.9)	2,213.3	2,850.8	(637.5)	(22.4)
Corporate and other	24.1	29.5	(5.4)	(18.3)	81.1	87.4	(6.3)	(7.2)

Total revenue	$2,915.7	$3,359.3	$(443.6)	(13.2)	$7,942.8	$10,779.4	$(2,836.6)	(26.3)

*Segment income (loss)
Domestic	$33.5	$24.6	$8.9	36.2	$80.2	$93.6	$(13.4)	(14.3)
Import	63.1	51.6	11.5	22.3	134.0	164.0	(30.0)	(18.3)
Premium Luxury	43.5	42.9	0.6	1.4	127.3	145.2	(17.9)	(12.3)
Corporate and other	(29.1)	(1,762.1)	1,733.0		(53.0)	(1,811.7)	1,758.7

Total segment income (loss)	$111.0	$(1,643.0)	$1,754.0		$288.5	$(1,408.9)	$1,697.4

Add: Floorplan interest expense	7.6	18.3	10.7		26.7	61.1	34.4

Operating income (loss)	$118.6	$(1,624.7)	$1,743.3		$315.2	$(1,347.8)	$1,663.0

*Segment income (loss) is defined as operating income net of floorplan interest expense.

Retail new vehicle unit sales:
Domestic	15,553	17,465	(1,912)	(10.9)	39,700	58,259	(18,559)	(31.9)
Import	30,959	35,067	(4,108)	(11.7)	74,414	110,703	(36,289)	(32.8)
Premium Luxury	8,327	10,302	(1,975)	(19.2)	22,726	31,612	(8,886)	(28.1)

	54,839	62,834	(7,995)	(12.7)	136,840	200,574	(63,734)	(31.8)

Domestic

The Domestic segment operating results included the following:

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue	$922.4	$1,059.3	$(136.9)	(12.9)	$2,557.4	$3,509.1	$(951.7)	(27.1)
Segment income	$33.5	$24.6	$8.9	36.2	$80.2	$93.6	$(13.4)	(14.3)

Retail new vehicle unit sales	15,553	17,465	(1,912)	(10.9)	39,700	58,259	(18,559)	(31.9)

Third Quarter 2009 compared to Third Quarter 2008

Domestic revenue decreased $136.9 million or 12.9% during the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to lower vehicle sales as a result of the challenging automotive retail environment, including reduced credit availability offered to consumers. The decrease in sales volume was partially mitigated by the sales of vehicles under the cash for clunkers program. The decrease in sales volume was also partially offset by an increase in the average revenue per used vehicle retailed for domestic vehicles due to a recovery in prices for large vehicles, including trucks and sport utility vehicles.

Domestic segment income increased $8.9 million or 36.2% during the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

First Nine Months 2009 compared to First Nine Months 2008

Domestic revenue decreased $951.7 million or 27.1% during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to lower vehicle sales, partially offset by an increase in the average revenue per new vehicle retailed for domestic vehicles due to a recovery in prices for large vehicles, including trucks and sport utility vehicles. A reduction in the availability of customer financing, the discontinuation or limitation of certain lease programs for domestic vehicles, and low consumer confidence contributed to the decline in sales volume from our Domestic stores.

Domestic segment income decreased $13.4 million or 14.3% during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to decreased revenues as a result of the competitive retail environment. Domestic segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of the reduction in credit availability. Domestic segment income as a percentage of segment revenue for the nine months ended September 30, 2009, as compared to the same period in 2008, benefited from a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The operating results of the Chrysler and General Motors dealerships that were closed in connection with these bankruptcies were not material to our consolidated financial statements. See also “Chrysler and General Motors Bankruptcies” above.

Import

The Import segment operating results included the following:

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,193.9	$1,370.5	$(176.6)	(12.9)	$3,091.0	$4,332.1	$(1,241.1)	(28.6)
Segment income	$63.1	$51.6	$11.5	22.3	$134.0	$164.0	$(30.0)	(18.3)

Retail new vehicle unit sales	30,959	35,067	(4,108)	(11.7)	74,414	110,703	(36,289)	(32.8)

Third Quarter 2009 compared to Third Quarter 2008

Import revenue decreased $176.6 million or 12.9% during the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to lower vehicle sales. During the prior year period, as a result of relatively high fuel prices, Import sales volumes benefited from a shift in demand toward fuel-efficient vehicles, from which our Import stores derive a greater proportion of their business, as compared to our Domestic and Premium Luxury stores. The decrease in sales volume in 2009 was partially mitigated by the sales of vehicles under the cash for clunkers program.

Import segment income increased $11.5 million or 22.3% during the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

First Nine Months 2009 compared to First Nine Months 2008

Import revenue decreased $1.24 billion or 28.6% during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to lower vehicle sales. Lower sales were partially attributable during the first half of 2009 to a decline in customer demand for import vehicles due to a shift in consumer preferences away from more-fuel efficient vehicles as fuel prices decreased.

Import segment income decreased $30.0 million or 18.3% during the nine months ended September 30, 2009, as compared to the same period in 2008. The decrease in segment income was driven largely by a decline in sales due to a competitive retail environment. Import segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of tighter credit conditions. Import segment income as a percentage of segment revenue for the nine months ended September 30, 2009, as compared to the same period in 2008, benefited from a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

Premium Luxury

The Premium Luxury segment operating results included the following:

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue	$775.3	$900.0	$(124.7)	(13.9)	$2,213.3	$2,850.8	$(637.5)	(22.4)
Segment income	$43.5	$42.9	$0.6	1.4	$127.3	$145.2	$(17.9)	(12.3)

Retail new vehicle unit sales	8,327	10,302	(1,975)	(19.2)	22,726	31,612	(8,886)	(28.1)

Third Quarter 2009 compared to Third Quarter 2008

Premium Luxury revenue decreased $124.7 million or 13.9% during the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to lower vehicle sales, reflecting the challenging automotive retail environment. Compared to the Domestic and Import segments, Premium Luxury revenue did not benefit as much from the cash for clunkers program, since the program disproportionately benefited sales of less expensive, smaller, more fuel-efficient vehicles.

Premium Luxury segment income increased $0.6 million or 1.4% during the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

First Nine Months 2009 compared to First Nine Months 2008

Premium Luxury revenue decreased $637.5 million or 22.4% during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to lower vehicle sales and a decrease in revenue per new vehicle retailed, reflecting the challenging automotive retail environment.

Premium Luxury segment income decreased $17.9 million or 12.3% during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to margin compression as a result of a decrease in the average revenue per new vehicle retailed. Premium Luxury segment income as a percentage of segment revenue for the nine months ended September 30, 2009, as compared to the same period in 2008, benefited from a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

Selling, General, and Administrative Expenses

Third Quarter 2009 compared to Third Quarter 2008

During the three months ended September 30, 2009, selling, general, and administrative expenses decreased $43.2 million or 10.2%. As a percentage of total gross profit, selling, general, and administrative expenses decreased to 73.8% for the three months ended September 30, 2009, from 75.6% for the same period in 2008, resulting from our cost savings initiatives. Selling, general, and administrative expenses decreased during the three months ended September 30, 2009, as compared to the same period in 2008, primarily due to a $22.5 million decrease in compensation expense and an $8.6 million decrease in gross advertising expenditures, partially offset by a $1.0 million decrease in advertising reimbursements from manufacturers.

First Nine Months 2009 compared to First Nine Months 2008

During the nine months ended September 30, 2009, selling, general, and administrative expenses decreased $238.3 million or 17.8%. As a percentage of total gross profit, selling, general, and administrative expenses increased to 75.8% for the three months ended September 30, 2009, from 74.6% for the same period in 2008, resulting from a deleveraging of our cost structure due to the decline in vehicle sales, partially offset by our cost savings initiatives. Selling, general, and administrative expenses decreased during the nine months ended September 30, 2009, as compared to the same period in 2008, primarily due to a $151.7 million decrease in compensation expense and a $45.2 million decrease in gross advertising expenditures, partially offset by a $4.3 million decrease in advertising reimbursements from manufacturers.

Compensation expense for the nine months ended September 30, 2008, includes a $5.3 million non-cash stock-based compensation expense adjustment as discussed in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income (Expense)

Floorplan Interest Expense

Third Quarter 2009 compared to Third Quarter 2008

Floorplan interest expense was $7.6 million for the three months ended September 30, 2009, as compared to $18.3 million for the same period in 2008. The decrease in floorplan interest expense of $10.7 million during the three months ended September 30, 2009, is primarily the result of lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances.

First Nine Months 2009 compared to First Nine Months 2008

Floorplan interest expense was $26.7 million for the nine months ended September 30, 2009, as compared to $61.1 million for the same period in 2008. The decrease in floorplan interest expense of $34.4 million during the nine months ended September 30, 2009, is primarily the result of lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances.

Other Interest Expense

Third Quarter 2009 compared to Third Quarter 2008

Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, and outstanding senior unsecured notes. Other interest expense was $10.2 million for the three months ended September 30, 2009, compared to $20.9 million for the same period in 2008. The decrease in other interest expense of $10.7 million during the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to a $5.5 million decrease in interest expense related to the cumulative repurchase of our floating rate and 7% senior unsecured notes of $321.3 million since August 2008, and a $3.9 million decrease in interest expense resulting from lower interest rates on our term loan facility.

First Nine Months 2009 compared to First Nine Months 2008

Other interest expense was $32.5 million for the nine months ended September 30, 2009, compared to $69.3 million for the same period in 2008. The decrease in other interest expense of $36.8 million during the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to a $16.4 million decrease in interest expense related to the cumulative repurchase of our floating rate and 7% senior unsecured notes of $321.3 million since August 2008, a $12.2 million decrease in interest expense resulting from lower interest rates on our term loan facility, and a $5.4 million decrease in interest expense resulting from lower levels of debt outstanding during the year associated with our revolving credit facility, 9% senior unsecured notes, and the financing liability related to our former corporate headquarters.

Provision for Income Taxes

Our effective income tax rate was 37.6% for the three months ended September 30, 2009, and 15.6% for the three months ended September 30, 2008. Our effective income tax rate was 37.3% for the nine months ended September 30, 2009, and 12.4% for the nine months ended September 30, 2008. The tax rates for the three and nine months ended September 30, 2008, reflect the fact that a significant portion of the impairment charges taken in the third quarter of 2008 was not deductible for income tax purposes. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

Discontinued Operations

Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We had income from discontinued operations totaling $0.2 million during the three months ended September 30, 2009, and a loss from discontinued operations totaling $16.9 million during the three months ended September 30, 2008, net of income taxes. We had a loss from discontinued operations totaling $35.5 million during the nine months ended September 30, 2009, and $24.4 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we recorded in discontinued operations estimated losses associated with the Chrysler and General Motors bankruptcies of approximately $11 million (after-tax), including expected losses on the disposition of real estate.

See Note 13 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of discontinued operations. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009 and 2008, have been adjusted to classify the results of these stores as discontinued operations.

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

At September 30, 2009, we had $204.5 million of unrestricted cash and cash equivalents. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2009, surety bonds, letters of credit, and cash deposits totaled $108.3 million, including $71.5 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

See the table at the beginning of Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for the amounts of our notes payable and long-term debt as of September 30, 2009, and December 31, 2008.

Senior Unsecured Notes and Credit Agreement

At September 30, 2009, we had outstanding $146.1 million of floating rate senior unsecured notes due April 15, 2013, and $132.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 102% of principal, on or after April 15, 2010, at 101% of principal, and on or after April 15, 2011, at 100% of principal. The 7% senior unsecured notes may be redeemed by us currently at 105.25% of principal, on or after April 15, 2010, at 103.5% of principal, on or after April 15, 2011, at 101.75% of principal, and on or after April 15, 2012, at 100% of principal.

During the three months ended September 30, 2009, we repurchased $10.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $9.8 million.

During the nine months ended September 30, 2009, we repurchased $48.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $41.1 million. We also repurchased $40.0 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $34.5 million.

We recorded a gain of $0.5 million during the three months ended September 30, 2009, and $13.0 million during the nine months ended September 30, 2009, in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements.

Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $71.5 million at September 30, 2009. As of September 30, 2009, we had no borrowings outstanding under the revolving credit facility, leaving $628.5 million of borrowing capacity. As of September 30, 2009, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $289 million.

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

Other Debt

At September 30, 2009, we had $228.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net. The remaining gain of $8.5 million and remaining rent expense of $9.1 million were recognized on a straight-line basis through the third quarter of 2009. During the three months ended September 30, 2009, we recognized $3.1 million of gain and $3.7 million of rent expense related to this transaction. The gain and rent expense have been fully recognized as of September 30, 2009.

Vehicle floorplan payable-trade totaled $0.8 billion at September 30, 2009, and $1.4 billion at December 31, 2008. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $298.2 million at September 30, 2009, and $453.4 million at December 31, 2008, and represents amounts payable borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities utilize LIBOR-based interest rates.

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

Share Repurchases and Dividends

During the nine months ended September 30, 2009, we repurchased 3.7 million shares of our common stock for an aggregate purchase price of $65.8 million (average purchase price per share of $17.81). Additionally, 18,395 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock. From October 1, 2009 through October 28, 2009, we repurchased an additional 1.2 million shares of our common stock for an aggregate purchase price of $21.2 million under a Rule 10b5-1 Plan. On October 28, 2009, our Board of Directors authorized an additional $250 million under our existing share repurchase program, increasing the amount available under our repurchase program to $305.7 million as of such date.

Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes. As of October 28, 2009, approximately $61.3 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations.

The decision to repurchase shares at any given point in time is based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with financial ratios in our debt agreements), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt. In the first half of 2009, in light of the economic conditions, our liquidity and capital resource strategies were focused primarily on generating cash and remaining in compliance with the financial covenants in our debt agreements. Given our current liquidity position and expected cash flows, we have an increased ability to consider a more balanced capital allocation strategy, which may include a combination of debt and/or share repurchases, capital expenditures, and dealership acquisitions.

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

For example, under the amended credit agreement, we are required to remain in compliance with a maximum consolidated leverage ratio, as defined (3.00:1 on September 30, 2009, after which it will revert to 2.75:1 on December 31, 2009). In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to remain in compliance with a maximum capitalization ratio (65%), as defined.

In addition, the indenture for the floating rate and 7% senior unsecured notes contains a debt incurrence restriction based on a minimum fixed charge coverage ratio (2.00:1), and the mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.

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

As of September 30, 2009, we were in compliance with the requirements of the financial covenants under our debt agreements; our consolidated leverage ratio was 2.41:1, and our capitalization ratio was 49.3%, each as defined in our credit agreement. Both the consolidated leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional floorplan indebtedness.

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

Cash Flows

Cash and cash equivalents increased by $94.3 million during the nine months ended September 30, 2009, and $27.1 million during the nine months ended September 30, 2008. The major components of these changes are discussed below.

Cash Flows - Operating Activities

Net cash provided by operating activities was $348.8 million during the nine months ended September 30, 2009, and $566.7 million during the same period in 2008.

Net cash provided by operating activities during the nine months ended September 30, 2009, compared to the same period in 2008, was impacted by a decrease in cash provided by changes in working capital.

Cash Flows - Investing Activities

Cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, property dispositions, sales of investments, and other transactions as further described below.

Capital expenditures, including property operating lease buy-outs, were $40.5 million during the nine months ended September 30, 2009, and $96.7 million during the same period in 2008. We project that full year 2009 capital expenditures will be approximately $90 million, increasing to approximately $150 million in 2010.

Proceeds from the sale of property and equipment including the disposal of assets held for sale were $12.0 million during the nine months ended September 30, 2009, and $3.0 million during the same period in 2008. Total cash received from business divestitures, net of cash relinquished, was $65.9 million for the nine months ended September 30, 2009, and $39.2 million during the same period in 2008 related to discontinued operations.

Total cash used in business acquisitions, net of cash acquired, was $0.2 million for the nine months ended September 30, 2009, and $29.4 million during the same period in 2008. We acquired one automotive retail franchise and related assets in each period.

Cash Flows - Financing Activities

Net cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade.

We repurchased 3.7 million shares of our common stock for an aggregate purchase price of $65.8 million (average purchase price per share of $17.81) during the nine months ended September 30, 2009, including repurchases for which settlement occurred subsequent to September 30, 2009. Additionally, 18,395 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock. We repurchased 3.8 million shares of our common stock for an aggregate purchase price of $54.1 million (average purchase price per share of $14.37) during the nine months ended September 30, 2008, including repurchases for which settlement occurred subsequent to September 30, 2008.

During the nine months ended September 30, 2009, we repurchased $48.4 million aggregate principal amount of our floating rate senior unsecured notes for an aggregate total consideration of $41.1 million (including $0.2 million of accrued interest) and $40.0 million aggregate principal amount of our 7% senior unsecured notes for an aggregate total consideration of $34.5 million (including $1.0 million of accrued interest). During the nine months ended September 30, 2008, we repurchased $55.4 million aggregate principal amount of our floating rate senior unsecured notes for an aggregate total consideration of $46.7 million (including $0.3 million of accrued interest) and $32.7 million aggregate principal amount of our 7% senior unsecured notes for an aggregate total consideration of $29.7 million (including $1.0 million of accrued interest).

Proceeds from the exercise of stock options were $23.5 million (average exercise price per share of $10.26) during the nine months ended September 30, 2009, and $1.0 million (average exercise price per share of $10.71) during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, we had no borrowings or repayments under our revolving credit facility. During the nine months ended September 30, 2008, we borrowed $531.0 million and repaid $791.0 million outstanding under our revolving credit facility, for net repayments of $260.0 million.

Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net repayments of $156.2 million for the nine months ended September 30, 2009, and $23.3 million for the same period in 2008.

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

New Accounting Pronouncements

See Note 1, Interim Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and to our subsequent filings with the SEC, including our Quarterly Reports on Form 10-Q, for additional discussion of the foregoing risks. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At September 30, 2009, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $368.3 million and had a fair value of $358.8 million. At December 31, 2008, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $465.1 million and had a fair value of $377.8 million.

Interest Rate Risk

We had $1.1 billion of variable rate vehicle floorplan payable at September 30, 2009, and $1.8 billion at December 31, 2008. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $10.6 million at September 30, 2009, and $18.1 million at December 31, 2008, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $0.7 billion of other variable rate debt outstanding at September 30, 2009, and $0.8 billion outstanding at December 31, 2008. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $7.5 million at September 30, 2009, and $7.9 million at December  31, 2008.

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

We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consisted of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations, and certain accounts receivable). We have implemented the core phase in substantially all of our stores as of September 30, 2009.

We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 33 of our 203 stores as of September 30, 2009.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Part II, Item 1A of Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions) (1)
July 1, 2009 to July 31, 2009	11,836	$20.63	-	$142.7

August 1, 2009 to August 31, 2009	385	$19.19	-	$142.7

September 1, 2009 to September 30, 2009	3,694,083	$17.81	3,694,083	$76.9

Total	3,706,304		3,694,083

(1)	On October 23, 2007, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. Except for 12,221 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock, all of the shares were repurchased under our stock repurchase program. This program does not have an expiration date. In October 2009, our Board of Directors authorized an additional $250 million under our existing share repurchase program. See “Liquidity and Capital Resources – Shares Repurchases and Dividends” in Part I, Item 2 of this report for more information.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date: October 29, 2009	By:	/s/ Michael J. Stephan

Michael J. Stephan
Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)