Form 10-K
period 2009-12-31
AUTONATION, INC.
filed 2010-02-17
CIK 350698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-13107

AutoNation, Inc.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1105145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 SW 1ST AVE FORT LAUDERDALE, FLORIDA	33301
(Address of principal executive offices)	(Zip Code)

(954) 769-6000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the new registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2009, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.7 billion based on the closing price of the common stock on the New York Stock Exchange on such date.

As of February 12, 2010, the registrant had 170,518,986 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.  BUSINESS

General

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2009, we owned and operated 246 new vehicle franchises from 203 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe are some of the most recognizable and well-known in our key markets, sell 33 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold in 2009, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.

We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. In 2009, new vehicle sales accounted for 53% of our total revenue, used vehicle sales accounted for 23%, parts and automotive services accounted for 20%, and finance and insurance products accounted for 3%. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, implementing standardized processes, and increasing productivity across all of our stores.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

Operating Segments

As of December 31, 2009, we had three operating segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products. For the year ended December 31, 2009, Domestic revenue represented 32% of total revenue, Import revenue represented 38% of total revenue, and Premium Luxury represented 29% of total revenue. We have reclassified historical amounts to conform to our current segment presentation. For additional financial information regarding our three operating segments, please refer to Note 20 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

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

A key component of our long-term strategy is to maximize the return on investment generated by the use of cash flow that our business generates. We expect to use our cash flow to make capital investments in our business, to complete dealership acquisitions, and to repurchase our common stock and/or debt. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and brand criteria and return on investment threshold, and limitations set forth in our debt agreements.

Since 1999, our acquisition and divestiture program has been designed to improve our store portfolio by focusing our store mix more towards import and premium luxury brands. In 1999, approximately 60% of our new vehicle revenue was attributable to our domestic franchises, while approximately 40% was attributable to import and premium luxury franchises. In 2009, approximately 71% of our new vehicle revenue was generated by import and premium luxury franchises and approximately 29% was generated by domestic franchises. While we will continue to look for acquisition opportunities that meet our market and brand criteria and return on investment threshold and will seek to improve our store portfolio by selling underperforming stores, we do not expect further significant shifts in our overall store mix in 2010. As part of our capital allocation strategy, we do expect to increase our capital expenditures in 2010, primarily to improve our store facilities. For additional information regarding our capital allocation strategy, please refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10-K.

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

•

Increasing Used Vehicle Sales and Managing Used Vehicle Inventories: Each of our stores offers a variety of used vehicles. We believe that we have access to desirable used vehicle inventory and are in a position to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which we believe improve consumers’ attitudes toward used vehicles. Our used vehicle business strategy is focused on (1) utilizing our web-based vehicle inventory management system to leverage our local market inventory and optimize our supply, mix, and pricing, (2) managing our used vehicle inventory to enable us to offer our customers a wide selection of desirable lower-cost vehicles, which are often in high demand by consumers, and (3) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size. We have deployed used vehicle specialists in each of our key markets to assist us in executing our strategy.

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

We have fifteen local brands in our key markets, including “Maroone” in South Florida; “GO” in Denver, Colorado; “AutoWay” in Tampa, Florida; “Bankston” in Dallas, Texas; “Courtesy” in Orlando, Florida; “Desert” in Las Vegas, Nevada; “Team” in Atlanta, Georgia; “Mike Shad” in Jacksonville, Florida; “Dobbs” in Memphis, Tennessee; “Fox” in Baltimore, Maryland; “Mullinax” in Cleveland, Ohio; “Appleway” in Spokane, Washington; “Champion” in South Texas; “Power” in Southern California and Arizona; and “AutoWest” in Northern California. The stores we operate under local retail brands as of December 31, 2009, accounted for approximately 68% of our total revenue during 2009.

Operations

Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same franchise. Accordingly, we depend in large part on the automotive manufacturers and distributors to provide us with high-quality vehicles that customers desire and to supply us with such vehicles at suitable quantities and prices and at the right times. Our operations, particularly our sales of new vehicles, are also impacted by the sales incentive programs conducted by the automotive manufacturers to spur consumer demand for their vehicles. We generally acquire used vehicles from customer trade-ins, auctions, lease terminations, and other sources. We generally recondition used vehicles acquired for retail sale at our stores’ service facilities and capitalize costs related thereto as used vehicle inventory. Used vehicles that we do not sell at our stores generally are sold at wholesale through auctions.

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

Sales and Marketing

We retailed approximately 320,000 new and used vehicles through our stores in 2009. We sell a broad range of well-known vehicle brands within each of our markets.

We also have been able to use our significant scale to market our stores and vehicle inventory via the Internet. We believe that the majority of new car buyers research new car information online, which is resulting in better-informed customers and a more efficient sales process. As part of our e-commerce marketing strategy, we are focused on (1) developing websites and an Internet sales process that appeal to online automobile shoppers, (2) obtaining high visibility on the Internet through search engines such as Google, through our own websites, through social media websites such as Facebook, and through strategic partnerships and alliances with e-commerce companies, and (3) developing and maintaining a cost structure that permits us to operate efficiently.

Our marketing efforts are designed to build our business with a broad base of repeat, referral, and new customers. In addition to our online efforts, we engage in marketing and advertising through newspapers, radio, television, direct mail, and outdoor billboards in our local markets. As we have consolidated our operations in certain of our key markets under one local retail brand, we have been able to focus our efforts on building consumer awareness of the selected local retail brand rather than on the individual legacy names under which many of our stores operated prior to their acquisition by us. We also continue to develop advertising campaigns that we can modify for use in multiple local markets. We realize cost efficiencies with respect to advertising expenses that are not generally available to smaller retailers due to our ability to obtain efficiencies in developing advertising campaigns and our ability to gain volume discounts and other concessions as we increase our presence within our key markets and operate our non-premium luxury stores under a single retail brand name in our local markets.

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

In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquires 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. Also a party to both the Honda and Toyota Agreements is ESL, our largest shareholder. As of February 12, 2010, ESL beneficially owned approximately 47% of the outstanding shares of our common stock.

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

Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between Toyota and the Company in the event that ESL acquires 50% or more of our common stock. If ESL acquires more than 50% of our common stock, ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate, or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record, and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within nine (9) months or its voting interest will be limited to 25%, and if ESL does not divest such shares within eighteen (18) months, it will lose all voting rights until it divests such shares. The terms and conditions of the Toyota Agreement will only apply at such time and for so long as ESL owns more than 50% of our common stock, and, pursuant to an amendment to the original Toyota Agreement, will terminate on December 31, 2010 with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions, and Toyota may not unreasonably withhold or delay its consent thereto.

In connection with the Toyota and Honda agreements described above, in January 2009, our Board authorized and approved a separate letter agreement between the Company and ESL (such agreement, the “ESL Agreement”) in which ESL agreed to vote shares of our common stock owned by ESL in excess of 45% in the same proportion as all non-ESL-owned shares were voted. The ESL Agreement expired on January 28, 2010 pursuant to its terms.

We have also entered into separate letter agreements with certain other manufacturers that eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. ESL is not a party to any of those agreements.

Franchise Agreements

We operate each of our new vehicle stores under a franchise agreement with a vehicle manufacturer or distributor. The franchise agreements grant the franchised automotive store a non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our stores the right to use the relevant manufacturer’s or distributor’s trademarks in connection with their operations, and they also impose numerous operational requirements and restrictions relating to inventory levels, working capital levels, the sales process, marketing and branding, showroom and service facilities, signage, personnel, changes in management, and monthly financial reporting, among other things. The contractual terms of our stores’ franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases manufacturers have undertaken to renew such franchises upon expiration so long as the store is in compliance with the terms of the agreement. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification. Our stores’ franchise agreements provide for termination of the agreement by the manufacturer or non-renewal for a variety of causes (including performance deficiencies in such areas as sales volume, sales effectiveness, and customer satisfaction). However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult, outside of bankruptcy, for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer outside of bankruptcy. From time to time, certain manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. We generally work with these manufacturers to address the asserted performance issues. For additional information, please refer to the risk factor captioned “We are subject to restrictions imposed by, and significant influence from, vehicle manufacturers that may adversely impact our business, financial condition, results of operations, cash flows, and prospects, including our ability to acquire additional stores” in Part I, Item 1A of this Form 10-K.

In connection with the Chrysler bankruptcy, franchise agreements relating to seven of our Chrysler dealerships were terminated. In connection with the General Motors bankruptcy, we entered into wind-down agreements pursuant to which we agreed to close four of our General Motors dealerships and participation agreements under which our remaining General Motors dealerships will continue to operate. For additional information regarding the Chrysler and General Motors bankruptcies, please refer to “Chrysler and General Motors Bankruptcies” in Part II, Item 7 of this Form 10-K.

Regulations

We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising, and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination, and other employment practices laws. Furthermore, we expect that new laws and regulations, particularly at the federal level, in the labor and employment, health care, environmental, and consumer protection areas may be enacted that could also affect our business. See also the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K.

Automotive and Other Laws and Regulations

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

Competition

We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price, and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile store managerial experience and strong retail locations and facilities. According to CNW Marketing Research, Inc., the total number of U.S. franchised automotive dealerships was approximately 17,300 and 19,000 at the end of 2009 and 2008, respectively, and the total number of U.S. independent used vehicle dealers was approximately 36,400 and 39,000 at the end of 2009 and 2008, respectively. We face competition from (i) several public companies that operate numerous automotive retail stores on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores in our markets, and (iii) online marketplaces. We face competition from dealers that sell the same brands of new vehicles that we sell, as well as those that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.

In general, the vehicle manufacturers have designated marketing and sales areas within which only one franchised dealer of a given vehicle brand may operate. Under most of our framework agreements with the vehicle manufacturers, our ability to acquire multiple dealers of a given brand within a particular market is limited. We are also restricted by various state franchise laws from relocating our stores or establishing new stores of a particular brand within any area that is served by another dealer of the same brand, and we generally need the manufacturer to approve the relocation or grant a new franchise in order to relocate or establish a store. However, to the extent that a market has multiple dealers of a particular brand, as most of our key markets do with respect to most vehicle brands we sell, we are subject to significant intra-brand competition.

We also face competition from independent automobile service shops and service center chains. We believe that the principal competitive factors in the service and repair industry are price, location, the use of factory-approved replacement parts, expertise with the particular vehicle lines, and customer service. We also face competition from a broad range of financial institutions in our finance and insurance and aftermarket products businesses. We believe the principal competitive factors in these businesses are product selection, convenience, price, contract terms, and the ability to finance vehicle protection and aftermarket products.

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

Employees

As of December 31, 2009, we employed approximately 18,000 full-time employees, approximately 119 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

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

Executive Officers of AutoNation

The following sets forth certain information regarding our executive officers as of February 12, 2010. Amounts reported under “Number of Shares of Common Stock Beneficially Owned” include shares subject to stock options that become exercisable within 60 days of February 12, 2010 as well shares of restricted stock.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry	Number of Shares of Common Stock Beneficially Owned

Mike Jackson	61	Chairman of the Board and Chief Executive Officer	10	39	1,248,097

Michael E. Maroone	56	Director, President and Chief Operating Officer	10	35	4,259,370

Michael J. Short	48	Executive Vice President and Chief Financial Officer	3	3	275,063

Jonathan P. Ferrando	44	Executive Vice President, General Counsel and Secretary	13	13	675,614

Kevin P. Westfall	54	Senior Vice President, Sales	12	32	227,040

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

ITEM 1A.  RISK FACTORS

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:

The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, the level of personal discretionary spending, unemployment rates, the state of housing markets, auto emission and fuel economy standards, the rate of inflation, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates can significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sports utility vehicles that historically have provided us with higher gross margins, are sensitive to fuel prices and the level of construction activity. In 2009, new vehicle sales were impacted by unfavorable economic conditions in the United States, including high economic uncertainty, low consumer confidence, high unemployment, tight credit conditions, and a decline in wealth resulting from depressed housing markets, and the annual rate of new vehicle sales declined significantly. See the risk factor “Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions in the United States” below.

In 2009, 10.4 million new vehicles were sold in the United States. In comparison, 13.2 million new vehicles were sold in 2008, and 16.1 million in 2007. We expect that the U.S. automotive retail market will remain challenging in 2010. Our new vehicle sales may differ from industry sales due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions in the United States.

In 2009, the unfavorable economic conditions in the United States, including high economic uncertainty, low consumer confidence, high unemployment, tight credit conditions, and the decline in wealth resulting from depressed housing markets, adversely impacted the automotive retail market. These conditions adversely impacted consumer demand and led to a decrease in the availability of automotive loans and leases, as well as more stringent lending restrictions for our customers.

We obtain a significant amount of financing for our customers through the captive finance companies of automotive manufacturers, which companies were adversely impacted by the turbulence in the capital markets as well as the overall economic conditions in the United States. These conditions also adversely impacted other finance companies, including GMAC, which received extensive federal support and is now majority-owned by the U.S. Treasury. In 2009, the availability of automotive loans and leases through many of these finance companies declined significantly, forcing us to seek, at times unsuccessfully, alternative financing sources for our customers. We also rely on the captive finance companies of automotive manufacturers for floorplan financing to purchase new vehicle inventory. In 2009, many of these captive finance companies altered their floorplan financing programs to our detriment, providing additional restrictions on lending and increasing interest rates.

As a result of these economic conditions, our new and used vehicle sales were adversely impacted. To the extent that these conditions continue and/or the availability of automotive loans and leases remains limited, our new and used vehicle sales will continue to be adversely impacted. In addition, any inability to obtain floorplan financing on customary terms, or the termination of any of our floorplan financing programs, in which case we could be required to repay any related floorplan financing on demand, could materially adversely affect our results of operations, financial condition, and cash flows.

Our results for 2009 were favorably impacted by the federal “cash for clunkers” program, which officially began in July 2009 and ended on August 24, 2009, and we do not expect a similar program in 2010. See “Market Conditions – Cash for Clunkers” in Part II, Item 7 of this Form 10-K. Additionally, several federal programs that were put in place in 2009 to increase credit availability and improve conditions in the housing and financial markets, including the Term Asset-Backed Securities Loan Facility (commonly referred to as “TALF”), which has had a favorable impact on automotive financing, and the Federal Reserve’s program to purchase mortgage-backed securities, are expected to end in 2010. Further, interest rates, which were relatively low in 2009, could rise in 2010. The end of these programs and/or a significant rise in interest rates could lead to a continuation or worsening of the unfavorable economic and automotive industry conditions in the United States and have a material adverse effect on our results of operations, financial condition, and cash flows.

Our revolving credit facility, term loan facility, mortgage facility, and the indenture relating to our senior unsecured notes contain certain financial ratios and other restrictions on our ability to conduct our business.

The indenture relating to our senior unsecured notes and the amended credit agreement relating to our revolving credit facility and term loan facility contain numerous financial and operating covenants that limit the discretion of our management with respect to various business matters. These covenants place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments (including dividends and repurchases of our shares) and investments, and to sell or otherwise dispose of assets and to merge or consolidate with other entities. A failure by us to comply with the obligations contained in our amended credit agreement or the indenture relating to our senior unsecured notes could result in an event of default under our amended credit agreement or the indenture, which could permit acceleration of the related debt as well as acceleration of debt under other instruments that contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. Additionally, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by those manufacturers in specified circumstances in the event of our default under the indenture for our senior unsecured notes or the amended credit agreement for our revolving credit facility and term loan facility.

Under our amended credit agreement, we are required to remain in compliance with a maximum consolidated leverage ratio and a maximum capitalization ratio. See “Liquidity and Capital Resources — Restrictions and Covenants” in Part II, Item 7 of this Form 10-K. If our earnings decline or if we are required to record impairment charges in the future, we may be unable to comply with the financial ratios required by our amended credit agreement. In such case, we would seek an amendment or waiver of our amended credit agreement or consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. There can be no assurance that our lenders would agree to an amendment or waiver of our amended credit agreement. In the event we obtain an amendment or waiver of our amended credit agreement, we would likely incur additional fees and higher interest expense.

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

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, or other adverse events. On October 5, 2009, Toyota initiated a recall for potential floor mat interference with accelerator pedals, referred to as the “pedal entrapment recall,” currently covering over 5 million Toyota and Lexus vehicles. On January 21, 2010, Toyota announced a recall for sticking accelerator pedals, referred to as the “accelerator pedal recall,” currently covering approximately 2.3 million Toyota vehicles, and, five days later, Toyota temporarily suspended sales of the eight new vehicle models covered by the accelerator pedal recall. In early February, Toyota announced that dealers can resume selling vehicles covered by the accelerator pedal recall, to the extent they perform the necessary repairs to address such recall. On February 8, 2010, Toyota announced additional recalls covering 2010 model year Prius vehicles as well as other Toyota and Lexus vehicles. We own a total of 21 Toyota and Lexus dealerships, and a substantial amount of our Toyota vehicle inventory is covered by one or more of these recalls. The overall impact of these recalls on our Toyota business is uncertain and difficult to predict, and there can be no assurance that they will not have a material adverse effect on our business.

Vehicle manufacturers are subject to federal fuel economy requirements, which will increase substantially as a result of a new national program being implemented by the U.S. government to regulate greenhouse gases and fuel economy standards. These new requirements could materially adversely affect the ability of manufacturers to produce, and our ability to sell, vehicles in demand by consumers at affordable prices, particularly larger vehicles, which represent a significant portion of our business. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer.

The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler. These manufacturers have been adversely impacted by the unfavorable economic conditions in the United States and elsewhere. In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. See “Market Conditions – Chrysler and General Motors Bankruptcies” in Part II, Item 7 of this Form 10-K for a discussion of the Chrysler and General Motors bankruptcies and their impact on our business.

Our business could be materially adversely impacted by another bankruptcy of a major vehicle manufacturer or related lender. For example, (i) a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) consumer demand for such manufacturer’s products could be materially adversely affected, (iii) a lender in bankruptcy could attempt to terminate our floorplan financing and demand repayment of any amounts outstanding, (iv) we may be unable to arrange financing for our customers for their vehicle purchases and leases through such lender, in which case we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all, (v) we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy, and (vi) such manufacturer may be relieved of its indemnification obligations with respect to product liability claims. Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations, financial condition, and our ability to remain in compliance with the financial ratios contained in our debt agreements. Tens of billions of dollars of U.S. government support were provided to Chrysler, General Motors, and GMAC, and we believe that this support mitigated the potential adverse impacts to us resulting from the Chrysler and General Motors bankruptcies. There can be no assurance that U.S. government support will be provided to the same extent or at all in the event of another bankruptcy of a major vehicle manufacturer or related lender. As a result, the potential adverse impact on our financial condition and results of operations could be relatively worse in a manufacturer or related lender bankruptcy which is not financially supported by the U.S. government.

Our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations.

As of December 31, 2009, we had approximately $1.1 billion of total indebtedness (including amounts outstanding under our mortgage facility and capital leases but excluding floorplan financing), and our subsidiaries also had $1.4 billion of floorplan financing. Our substantial indebtedness could have important consequences. For example:

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

Goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. See “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in Part II, Item 7 of this Form 10-K for additional information regarding our impairment testing. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. During 2008, we recorded non-cash impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. We may be required to incur additional impairment charges in the future. Additional impairment losses could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our results of operations and shareholders’ equity.

Our new vehicle sales are impacted by the consumer incentive and marketing programs of vehicle manufacturers.

Most vehicle manufacturers from time to time establish various incentive and marketing programs designed to spur consumer demand for their vehicles. These programs impact our operations, particularly our sales of new vehicles. Since these programs are often not announced in advance, they can be difficult to plan for when ordering inventory. Additionally, manufacturers may modify and discontinue these incentive and marketing programs from time to time, which could have a material adverse effect on our results of operations and cash flows.

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

Vehicle manufacturers and distributors with whom we hold franchises have significant influence over the operations of our stores. The terms and conditions of our framework, franchise, and related agreements and the manufacturers’ interests and objectives may, in certain circumstances, conflict with our interests and objectives. For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness, and customer satisfaction, and can influence our ability to acquire additional stores, the naming and marketing of our stores, the operations of our e-commerce sites, our selection of store management, product stocking and advertising spending levels, and the level at which we capitalize our stores. Manufacturers also impose minimum facility requirements that can require significant capital expenditures. Manufacturers may also have certain rights to restrict our ability to provide guaranties of our operating companies, pledges of the capital stock of our subsidiaries, and liens on our assets, which could adversely impact our ability to obtain financing for our business and operations on favorable terms or at desired levels. From time to time, we are precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction) until our performance improves in accordance with the agreements, subject to applicable state franchise laws.

Manufacturers also have the right to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our markets could have a material adverse effect on the financial condition, results of operations, cash flows, and prospects of our stores in the market in which the franchise action is taken.

Our framework, franchise, and related agreements also grant the manufacturer the right to terminate or compel us to sell our franchise for a variety of reasons (including uncured performance deficiencies, any unapproved change of ownership or management, or any unapproved transfer of franchise rights or impairment of financial standing or failure to meet capital requirements), subject to applicable state franchise laws. From time to time, certain major manufacturers assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. Additionally, our framework agreements contain restrictions regarding a change in control, which may be outside of our control. See “Agreements with Vehicle Manufacturers” in Part I, Item 1 of this Form 10-K. While we believe that we will be able to renew all of our franchise agreements, we cannot guarantee that all of our franchise agreements will be renewed or that the terms of the renewals will be favorable to us. We cannot assure you that our stores will be able to comply with manufacturers’ sales, customer satisfaction performance, facility and other requirements in the future, which may affect our ability to acquire new stores or renew our franchise agreements, or subject us to other adverse actions, including termination or compelled sale of a franchise, any of which could have a material adverse effect on our financial condition, results of operations, cash flows, and prospects. Furthermore, we rely on the protection of state franchise laws in the states in which we operate and if those laws are repealed or weakened, our framework, franchise, and related agreements may become more susceptible to termination, non-renewal, or renegotiation.

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

Our operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

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

The enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance, or other operations could also have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects. We expect that new laws and regulations, particularly at the federal level, in the labor, environmental, and consumer protection areas will be enacted, which could significantly increase our costs. Of particular note, proposed federal legislation known as the Employee Free Choice Act (the “EFCA”) could substantially liberalize the procedures for union organization and enable third party arbitrators to impose collective bargaining agreement terms on us in the event that we are unable to agree upon a collective bargaining agreement with a labor union. Passage of the EFCA could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our store operations, and reduce our profitability. In addition, certain proposed federal health care legislation contains employer mandates that could substantially increase the health care costs for our employees and also lead to higher labor costs and reduce our profitability. Additionally, a recently enacted federal law that enables dealers to seek reinstatement through arbitration of automotive franchises that were terminated in connection with the Chrysler and General Motors bankruptcies could also adversely impact us by increasing our competition and causing Chrysler and General Motors to be less efficient.

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

As of February 12, 2010, ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) beneficially owned approximately 47% of the outstanding shares of our common stock. As a result, ESL may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. William C. Crowley, one of our directors, is the President and Chief Operating Officer of ESL Investments, Inc. In the future, ESL may acquire or sell shares of common stock and thereby increase or decrease its ownership stake in us.

In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. Certain of those letter agreements also contain governance-related and other provisions. In addition, our Board authorized and approved a separate letter agreement between the Company and ESL (the “ESL Agreement”) in which ESL agreed to vote shares of our common stock owned by ESL in excess of 45% in the same proportion as all non-ESL-owned shares are voted. The ESL Agreement expired on January 28, 2010 pursuant to its terms. For additional information regarding these letter agreements, see “Agreements with Vehicle Manufacturers” in Part I, Item 1 of this Form 10-K.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2020. As of February 2010, we also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 15 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders, and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “AN.” The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low
2009
Fourth Quarter	$21.60	$16.68
Third Quarter	$21.33	$16.07
Second Quarter	$18.92	$13.40
First Quarter	$14.63	$7.62
2008
Fourth Quarter	$11.70	$3.97
Third Quarter	$19.59	$7.30
Second Quarter	$17.40	$10.00
First Quarter	$16.63	$11.72

As of February 12, 2010, there were approximately 2,287 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future. The indenture for our senior unsecured notes restricts our ability to declare and pay cash dividends. See “Liquidity and Capital Resources — Restrictions and Covenants” in Part II, Item 7 of this Form 10-K.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions)(1)
October 1, 2009 – October 31, 2009	1,600,253	$17.62	1,600,000	$298.6

November 1, 2009 – November 30, 2009	1,415,300	$17.59	1,415,300	$273.7

December 1, 2009 – December 31, 2009	943,500	$17.86	943,500	$256.9

Total for 3 months ended December 31, 2009	3,959,053		3,958,800

Total for 12 months ended December 31, 2009	7,671,531		7,652,883

(1)	On October 23, 2007, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. In 2009, all of our shares were repurchased under our stock repurchase program, except for 18,648 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (6,174 shares in March 2009, 11,836 shares in July 2009, 385 shares in August 2009, and 253 shares in October 2009). This program does not have an expiration date. In October 2009, our Board of Directors authorized an additional $250 million under our existing share repurchase program. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes (the “Indenture”). As of December 31, 2009, approximately $45.3 million remained available for share repurchases and other restricted payments under the Indenture. See “Liquidity and Capital Resources – Restrictions and Covenants” in Part II, Item 7 of this Form 10-K for more information.

Stock Performance Graph

The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2004 through December 31, 2009 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index, (ii) the Dow Jones U.S. Specialty Retailers Index, the industry index that we used in our Form 10-K for the year ended December 31, 2008, and (iii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We believe that using the Public Auto Retail Peer Group provides a more meaningful comparison of our stock performance to investors, and we intend to use this peer group in future filings with the SEC.

We have included the Dow Jones U.S. Specialty Retailers Index in the graph below in accordance with SEC rules. As of December 31, 2009, the Dow Jones U.S. Specialty Retailers Index consisted of the following companies:

Advance Auto Parts, Inc.	Dollar Tree, Inc.	PetSmart, Inc.
AutoNation, Inc.	Family Dollar Stores, Inc.	RadioShack Corporation
AutoZone, Inc.	GameStop Corp. Class A	Sally Beauty Holdings, Inc.
Barnes & Noble, Inc.	Group 1 Automotive, Inc.	Staples, Inc.
Bed Bath & Beyond Inc.	Netflix, Inc.	Tiffany & Co.
Best Buy Co., Inc.	O’Reilly Automotive, Inc.	Tractor Supply Company
CarMax, Inc.	Office Depot, Inc.	Williams-Sonoma, Inc.
Dick’s Sporting Goods, Inc.	OfficeMax Incorporated	99¢ Only Stores

We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2004 in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Specialty Retailers Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index,

the Dow Jones U.S. Specialty Retailers Index, and the Public Auto Retail Peer Group

	12/04	12/05	12/06	12/07	12/08	12/09
AutoNation Inc.	100.00	113.12	110.98	81.52	51.43	99.69
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones U.S. Specialty Retailers	100.00	106.85	117.38	110.09	73.28	105.42
Public Auto Retail Peer Group	100.00	102.55	161.32	111.35	43.13	117.62

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
(In millions, except per share data)

Consolidated Statements of Operations Data:
Revenue	$10,757.8	$13,376.4	$16,385.2	$17,107.2	$16,616.8
Operating income (loss) less floorplan interest expense (1)	$374.1	$(1,360.8)	$564.9	$632.7	$655.1
Income (loss) from continuing operations before income taxes (2)	$351.0	$(1,401.4)	$452.9	$520.4	$582.2
Net income (loss) (2)	$198.0	$(1,243.1)	$278.7	$316.9	$496.5
Basic earnings (loss) per share:
Continuing operations	$1.33	$(6.82)	$1.43	$1.41	$1.41
Discontinued operations (2)	$(0.21)	$(0.17)	$(0.03)	$(0.01)	$0.48
Net income (loss)	$1.12	$(6.99)	$1.41	$1.41	$1.89
Weighted average common shares outstanding	176.5	177.8	198.3	225.2	262.7

Diluted earnings (loss) per share:
Continuing operations	$1.32	$(6.82)	$1.42	$1.39	$1.38
Discontinued operations (2)	$(0.20)	$(0.17)	$(0.03)	$(0.01)	$0.47
Net income (loss)	$1.12	$(6.99)	$1.39	$1.38	$1.85
Weighted average common shares outstanding	177.3	177.8	200.0	229.3	268.0

Common shares outstanding, net of treasury stock	171.7	176.9	180.4	206.8	262.2

Consolidated Balance Sheets Data:
Total assets	$5,407.3	$6,014.1	$8,479.6	$8,601.4	$8,824.5
Long-term debt, net of current maturities	$1,105.0	$1,225.6	$1,751.9	$1,557.9	$484.4
Shareholders’ equity	$2,303.2	$2,198.1	$3,473.5	$3,712.7	$4,669.5

(1)	Management uses operating income (loss) less floorplan interest expense, which is calculated by subtracting floorplan interest expense from operating income (loss), as a key measure of profitability. This non-GAAP financial measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. Operating income(loss) and floorplan interest expense are each presented on our Consolidated Statements of Operations.

(2)	During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. During 2009, we reclassified impairment charges related to franchise rights of $19.1 million ($11.7 million after-tax) that were recorded during 2008 to Loss from Discontinued Operations in our Consolidated Statements of Operations for the year ended December 31, 2008, as the stores associated with these impairment charges were reclassified to discontinued operations during 2009. See Notes 5 and 13 of the Notes to Consolidated Financial Statements for more information.

See the Notes to Consolidated Financial Statements for discussion of Shareholders’ Equity (Note 9), Income Taxes (Note 11), Earnings (Loss) Per Share (Note 12), Discontinued Operations (Note 13), and Acquisitions (Note 14), and the effect on comparability of year-to-year data. See Part I, Item 5 of this Form 10-K for a discussion of our dividend policy.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2009, we owned and operated 246 new vehicle franchises from 203 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 96% of the new vehicles that we sold in 2009, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.

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

As of December 31, 2009, we had three operating segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

For the year ended December 31, 2009, new vehicle sales accounted for approximately 53% of our total revenue, but approximately 20% of our total gross margin. Our parts and service and finance and insurance operations, while comprising approximately 23% of total revenue, contributed approximately 67% of our gross margin.

We had net income from continuing operations of $234.2 million and diluted earnings per share of $1.32 in 2009, as compared to a net loss from continuing operations of $1.21 billion and a diluted loss per share of $6.82 in 2008.

The 2009 results were impacted by a favorable tax adjustment of approximately $12.7 million, a net gain on asset sales and dispositions of $16.8 million ($10.4 million after-tax), and a gain on senior note repurchases of $13.0 million ($8.1 million after-tax). See further discussion of these items in Note 7 and 11 of the Notes to Consolidated Financial Statements.

The 2008 results were impacted by a non-cash goodwill impairment charge of $1.61 billion ($1.37 billion after-tax), non-cash franchise impairments of $127.4 million ($79.1 million after-tax), a favorable tax adjustment of approximately $35 million, and a gain on senior note repurchases of $51.3 million ($31.5 million after-tax).

Market Conditions

Our results for 2009 reflected a challenging automotive retail market impacted by the unfavorable economic conditions in the United States, including high economic uncertainty, low consumer confidence, high unemployment, tight credit conditions, and the decline in wealth resulting from depressed housing markets. In 2009, 10.4 million new vehicles were sold in the United States. In comparison, full-year U.S. industry new vehicle sales were 13.2 million in 2008 and 16.1 million in 2007. New vehicle sales in the third quarter of 2009 benefited from the “cash for clunkers” program (discussed below) while the program ran in July and August 2009. Excluding the vehicles sold under cash for clunkers in the third quarter, the seasonally adjusted annual rate (“SAAR”) improved in the fourth quarter of 2009 as compared to the previous three quarters. While we believe that new vehicle sales will gradually improve in 2010 as compared to 2009, we also believe that the automotive retail market will remain challenging and that the annual rate of new vehicle sales will remain depressed by historical standards in 2010. In addition, we expect that the decline in new vehicle sales over the past few years, which has led to a decline in the number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

Chrysler and General Motors Bankruptcies

On April 30, 2009, Chrysler and several of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). In connection with the bankruptcy, Chrysler filed, and the bankruptcy court approved, a dealer consolidation plan to close approximately 789 dealerships, including seven of our Chrysler dealerships. The bankruptcy court also approved the sale of certain Chrysler assets to a new company, Chrysler Group LLC, that will operate the reorganized Chrysler business. On June 10, 2009, Chrysler completed the sale, and under the terms approved by the bankruptcy court, the autoworkers’ union retirement health care trust received approximately 55% of the equity in the new company, Fiat approximately 20% (Fiat’s equity interest will increase in increments by up to a total of 35% in the event that certain milestones are achieved), the U.S. Treasury approximately 8%, and the government of Canada approximately 2%. Chrysler Group LLC assumed our remaining Chrysler franchise agreements under which we will continue to operate our remaining Chrysler dealerships that were not terminated in the bankruptcy. As of December 31, 2009, we had nine Chrysler dealerships.

On June 1, 2009, General Motors and several of its affiliates also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In connection with the bankruptcy, we entered into wind-down agreements with General Motors pursuant to which we agreed to close four of our dealerships by October 2010 in exchange for certain wind-down payments. At the same time, we entered into participation agreements under which our remaining General Motors dealerships will continue to operate as franchisees of the new General Motors formed as a result of the bankruptcy. Certain of our dealerships with multiple General Motors franchises entered into a participation agreement as to certain franchises and a wind-down agreement as to other franchises (such as Pontiac, which General Motors is discontinuing as part of the bankruptcy). On July 5, 2009, the bankruptcy court approved General Motors’ plan to sell certain assets to a new company, General Motors Company, that will operate the reorganized General Motors business, and, on July 10, 2009, General Motors completed the sale. Under the terms approved by the bankruptcy court, the U.S. Treasury received approximately 61% of the equity in the new company, the autoworkers’ union retirement health care trust approximately 17%, the governments of Canada and Ontario approximately 12%, and the old General Motors bondholders approximately 10%. During the third quarter of 2009, we closed all four General Motors dealerships referenced above. As of December 31, 2009, we had 36 General Motors dealerships.

The operating results of the Chrysler and General Motors dealerships that were closed in connection with the bankruptcies were not material to our Consolidated Financial Statements. See “Discontinued Operations” below for a discussion of estimated losses associated with the Chrysler and General Motors bankruptcies that we recorded in discontinued operations.

Cash for Clunkers

Our results of operations for 2009 were favorably impacted by the Consumer Assistance to Recycle and Save Act of 2009, commonly referred to as “cash for clunkers,” that was enacted at the end of June 2009. Under the cash for clunkers program, which officially began in July 2009, certain new vehicle buyers who traded in less fuel-efficient vehicles were eligible for a credit of up to $4,500 from the federal government.

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

Toyota Recalls

On October 5, 2009, Toyota initiated a recall for potential floor mat interference with accelerator pedals, referred to as the “pedal entrapment recall,” currently covering over 5 million Toyota and Lexus vehicles. On January 21, 2010, Toyota announced a recall for sticking accelerator pedals, referred to as the “accelerator pedal recall,” currently covering approximately 2.3 million Toyota vehicles, and, five days later, Toyota temporarily suspended sales of the eight new vehicle models covered by the accelerator pedal recall. In early February, Toyota announced that dealers can resume selling vehicles covered by the accelerator pedal recall, to the extent they perform the necessary repairs to address such recall. On February 8, 2010, Toyota announced additional recalls covering 2010 model year Prius vehicles as well as other Toyota and Lexus vehicles. We own a total of 21 Toyota and Lexus dealerships, and a substantial amount of our Toyota vehicle inventory is covered by one or more of these recalls. While we do not project a material impact on our business from the Toyota recalls based on current information, the overall impact is uncertain and there can be no assurance that the recalls will not have a material adverse effect on our business.

Inventory Management

Our new and used vehicle inventories are stated at the lower of cost or market in our Consolidated Balance Sheets.

We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We reduced our new vehicle inventory to 35,996 units at December 31, 2009, from 50,585 units at December 31, 2008.

At December 31, 2009, our days supply of new vehicle inventory was 54 days, as compared to 83 days at December 31, 2008. During the first half of 2009, we maintained relatively low new vehicle inventory levels in response to the economic downturn. As noted above under “Market Conditions,” the federal cash for clunkers program stimulated consumer demand for new vehicles during the third quarter of 2009, which impacted our supply of new vehicles. Additionally, the reduced production levels of certain automotive manufacturers during the second quarter of 2009, including the factory shut-downs by General Motors and Chrysler, led to a lower supply of new vehicles in the market generally in the third quarter of 2009. During the second half of 2009, we increased our orders for new vehicles to manage our inventory in expectation of increased demand for the fourth quarter of 2009 and into 2010. We continue to monitor our new vehicle inventory levels closely based on current economic conditions and will adjust them as appropriate.

In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.7 million at December 31, 2009, and $1.7 million at December 31, 2008.

Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $4.4 million at December 31, 2009, and $6.3 million at December 31, 2008.

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

Goodwill and Other Intangible Assets

Goodwill and franchise rights assets are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. As discussed in Note 5 of the Notes to Consolidated Financial Statements, during 2008, we recorded $1.61 billion ($1.37 billion after-tax) of non-cash goodwill impairment charges and $146.5 million ($90.8 million after-tax) of non-cash impairment charges related to franchise rights. During 2009, we reclassified impairment charges related to franchise rights of $19.1 million ($11.7 million after-tax) that were recorded during 2008 to Loss from Discontinued Operations in our Consolidated Statements of Operations for the year ended December 31, 2008, as the stores associated with these impairment charges were reclassified to discontinued operations in 2009.

We completed our annual test for impairment of goodwill on April 30, 2009, and no goodwill impairment charges resulted from the required impairment test. The goodwill impairment analysis is dependent on many variables used to determine the fair value of our reporting units.

As discussed in Note 5 of the Notes to Consolidated Financial Statements, we estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows (DCF) of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

The test for goodwill impairment is a two-step approach. A first step failure would have required us to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a non-cash goodwill impairment charge. As of December 31, 2009, we allocated $155.7 million of goodwill to the Domestic reporting unit, $500.1 million to the Import reporting unit, and $469.3 million to the Premium Luxury reporting unit. A significant change in the assumptions used to estimate fair value could result in a material impairment charge to the goodwill associated with our reporting units.

The fair values of the Domestic, Import, and Premium Luxury reporting units exceeded their carrying values by 7%, 23%, and 43%, respectively, as of April 30, 2009, the date of our most recent annual impairment test.

The value of our Domestic reporting unit is heavily dependent on the success of the business plans for General Motors and, to a lesser extent, Chrysler. As of December 31, 2009, we would have been in compliance with the financial covenants in our debt agreements even if we had impaired all of the goodwill associated with our Domestic reporting unit.

We also completed our annual impairment test for intangibles with indefinite lives as of April 30, 2009, and we recorded $1.5 million ($0.9 million, net of tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement. Our franchise rights, which related to 20 franchises and totaled approximately $173.9 million at April 30, 2009, are evaluated for impairment on a franchise-by-franchise basis. If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2009, the resulting incremental impairment charge would have been less than $5.0 million.

We will continue to monitor events in future periods to determine if additional asset impairment testing should be performed. We continue to face a challenging automotive retail environment and an uncertain economic environment in general. As a result of these conditions, there can be no assurance that an additional material impairment charge will not occur in a future period.

Long-Lived Assets

We estimate the depreciable lives of our property and equipment, including leasehold improvements, and review them for impairment when events or changes in circumstances indicate that their carrying amounts may be impaired. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or a current-period operating or cash flow loss combined with historical losses or projected future losses.

When evaluating potential impairment of long-lived assets held and used, we first compare the carrying amount of the asset group to the asset group’s estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying amount of the asset group, we then compare the carrying amount of the asset group to the asset group’s estimated fair value to determine if impairment exists. The fair value measurements for our long-lived assets held and used are based on Level 3 inputs obtained from third-party real estate valuation sources. See Note 17 of the Notes to Consolidated Financial Statements for more information about our fair value measurements. We recognize an impairment loss if the amount of the asset group’s carrying amount exceeds the asset group’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset group becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.

Using the impairment evaluation methodologies described above, we recorded $0.7 million during 2009 of non-cash impairment charges related to our property and equipment held and used in continuing operations to reduce the value of these assets to fair market value. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Operations. See Note 17 of the Notes to Consolidated Financial Statements for more information about our fair value measurements.

When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. We measure each long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell and recognize a loss for any initial adjustment of the long-lived asset’s or disposal group’s carrying amount to fair value less cost to sell in the period the “held for sale” criteria are met. We periodically evaluate the carrying value of assets held for sale to determine if, based on market conditions, the values of these assets should be adjusted. Any subsequent change in the fair value less cost to sell (increase or decrease) of each asset held for sale is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for our long-lived assets held for sale were based on Level 3 inputs obtained from third-party real estate valuation sources. See Note 17 of the Notes to Consolidated Financial Statements for more information about our fair value measurements.

As of December 31, 2009, we had assets held for sale of $73.6 million in continuing operations and $78.2 million in discontinued operations. During 2009, we recorded net impairment charges of $1.1 million associated with assets held for sale in continuing operations, which is included in Other Expenses (Income), Net in the Consolidated Statements of Operations, and $22.1 million associated with assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in the Consolidated Statements of Operations.

Our impairment loss calculations contain uncertainties because they require us to make assumptions and to apply judgment to estimate future undiscounted cash flows and asset fair values, including forecasting useful lives of the assets.

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

We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience, based primarily on cancellation data we receive from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $48.7 million at December 31, 2009, and $61.0 million at December 31, 2008.

Chargebacks are influenced by increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in a change in our estimated liability for chargebacks. The decline in our liability for chargebacks is largely attributable to lower volume of vehicle sales, partially offset by an increase in customer cancellations of finance and insurance products. A 10% change in our estimated chargebacks would have changed our estimated liability for chargebacks at December 31, 2009, by approximately $4.9 million.

See “Finance and Insurance” below and Note 19 of the Notes to Consolidated Finance Statements for further information regarding chargeback liabilities.

Revenue Recognition

Revenue consists of the sales of new and used vehicles, commissions from related finance and insurance products, sales of parts and services, and sales of other products. We recognize revenue in the period in which products are sold or services are provided. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered, and payment has been received or financing has been arranged. Rebates, holdbacks, floorplan assistance, and certain other dealer credits received from manufacturers are recorded as a reduction of the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later. See Note 1 of the Notes to Consolidated Financial Statements for further information regarding revenue recognition.

Income Taxes

Estimates and judgments are used in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We regularly evaluate the recoverability of our deferred tax assets and provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. Valuation allowances are based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and the implementation of tax-planning strategies. We adjust the valuation allowance in the period we determine it is more likely than not that deferred tax assets will or will not be realized. If a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would increase in the period when the change in circumstances occurs.

Accounting for our income taxes also requires significant judgment in the evaluation of our uncertain tax positions and in the calculation of our provision for income taxes. Effective January 1, 2007, we adopted a standard related to accounting for uncertainty in income taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

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

During the fourth quarter of 2009, we completed a restructuring of certain of our subsidiaries, a consequence of which was the elimination of a deferred tax liability of $12.7 million, which was reflected as a benefit in our tax provision for the three months ended December 31, 2009.

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

Reported Operating Data

	Years Ended December 31,
			2009 vs. 2008			2008 vs. 2007
($ in millions, except per vehicle data)	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2007	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$5,713.0	$7,405.6	$(1,692.6)	(22.9)	$9,523.9	$(2,118.3)	(22.2)
Used vehicle	2,508.8	3,148.9	(640.1)	(20.3)	3,864.2	(715.3)	(18.5)
Parts and service	2,137.4	2,300.6	(163.2)	(7.1)	2,375.7	(75.1)	(3.2)
Finance and insurance, net	351.2	460.2	(109.0)	(23.7)	555.7	(95.5)	(17.2)
Other	47.4	61.1	(13.7)	(22.4)	65.7	(4.6)	(7.0)

Total revenue	$10,757.8	$13,376.4	$(2,618.6)	(19.6)	$16,385.2	$(3,008.8)	(18.4)

Gross profit:
New vehicle	$386.2	$489.3	$(103.1)	(21.1)	$677.7	$(188.4)	(27.8)
Used vehicle	229.9	263.9	(34.0)	(12.9)	333.9	(70.0)	(21.0)
Parts and service	934.7	1,002.8	(68.1)	(6.8)	1,037.8	(35.0)	(3.4)
Finance and insurance	351.2	460.2	(109.0)	(23.7)	555.7	(95.5)	(17.2)
Other	26.8	34.6	(7.8)	(22.5)	37.9	(3.3)	(8.7)

Total gross profit	1,928.8	2,250.8	(322.0)	(14.3)	2,643.0	(392.2)	(14.8)

Selling, general, and administrative expenses	1,464.4	1,698.4	234.0	13.8	1,876.4	178.0	9.5
Depreciation and amortization	77.5	85.0	7.5		84.0	(1.0)
Goodwill impairment	-	1,610.0	1,610.0		-	(1,610.0)
Franchise rights impairment	1.5	127.4	125.9		-	(127.4)
Other expenses (income), net	(24.8)	9.7	34.5		(0.4)	(10.1)

Operating income (loss)	410.2	(1,279.7)	1,689.9		683.0	(1,962.7)

Floorplan interest expense	(36.1)	(81.1)	45.0		(118.1)	37.0
Other interest expense	(42.6)	(89.4)	46.8		(114.1)	24.7
Gain on senior note repurchases	13.0	51.3	(38.3)		-	51.3
Interest income	1.1	2.2	(1.1)		3.4	(1.2)
Other gains (losses), net	5.4	(4.7)	10.1		(1.3)	(3.4)

Income (loss) from continuing operations before income taxes	$351.0	$(1,401.4)	$1,752.4		$452.9	$(1,854.3)

Retail vehicle unit sales:
New vehicle	183,372	243,953	(60,581)	(24.8)	306,506	(62,553)	(20.4)
Used vehicle	135,302	169,031	(33,729)	(20.0)	187,886	(18,855)	(10.0)

	318,674	412,984	(94,310)	(22.8)	494,392	(81,408)	(16.5)

Revenue per vehicle retailed:
New vehicle	$31,155	$30,357	$798	2.6	$31,072	$(715)	(2.3)
Used vehicle	$16,295	$15,697	$598	3.8	$16,437	$(740)	(4.5)

Gross profit per vehicle retailed:
New vehicle	$2,106	$2,006	$100	5.0	$2,211	$(205)	(9.3)
Used vehicle	$1,664	$1,601	$63	3.9	$1,764	$(163)	(9.2)
Finance and insurance	$1,102	$1,114	$(12)	(1.1)	$1,124	$(10)	(0.9)

	Years Ended December 31,
	2009 (%)	2008 (%)	2007 (%)
Revenue mix percentages:
New vehicle	53.1	55.4	58.1
Used vehicle	23.3	23.5	23.6
Parts and service	19.9	17.2	14.5
Finance and insurance, net	3.3	3.4	3.4
Other	0.4	0.5	0.4

Total	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	20.0	21.7	25.6
Used vehicle	11.9	11.7	12.6
Parts and service	48.5	44.6	39.3
Finance and insurance	18.2	20.4	21.0
Other	1.4	1.6	1.5

Total	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.8	6.6	7.1
Used vehicle - retail	10.2	10.2	10.7
Parts and service	43.7	43.6	43.7
Total	17.9	16.8	16.1
Selling, general and administrative expenses	13.6	12.7	11.5
Operating income	3.8	NM	4.2
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	75.9	75.5	71.0
Operating income	21.3	NM	25.8
NM - Not Meaningful
	December 31,
	2009	2008
Days supply:
New vehicle (industry standard of selling days, including fleet)	54 days	83 days
Used vehicle (trailing 30 days)	41 days	30 days

The following table details net new vehicle inventory carrying benefit (cost), consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2009	2008	Variance 2009 vs. 2008	2007	Variance 2008 vs. 2007

Floorplan assistance	$47.8	$65.5	$(17.7)	$90.1	$(24.6)
Floorplan interest expense (new vehicles)	(33.9)	(77.4)	43.5	(117.6)	40.2

Net new vehicle inventory carrying benefit (cost)	$13.9	$(11.9)	$25.8	$(27.5)	$15.6

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us. For example, the results for a dealership acquired in February 2008 would be included only in our same store comparison of 2009 to 2008, not in our same store comparison of 2008 to 2007. Results for a dealership that we classified as a discontinued operation in October 2009 would be removed entirely from our same store comparison of 2009 to 2008. Therefore, the amounts presented in the year 2008 column that is being compared to the 2009 column may differ from the amounts presented in the year 2008 column that is being compared to the year 2007 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2008	2007	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$5,678.9	$7,353.8	$(1,674.9)	(22.8)	$7,712.0	$10,012.8	$(2,300.8)	(23.0)
Used vehicle	2,488.8	3,103.8	(615.0)	(19.8)	3,336.3	4,137.3	(801.0)	(19.4)
Parts and service	2,126.4	2,266.0	(139.6)	(6.2)	2,450.5	2,539.7	(89.2)	(3.5)
Finance and insurance, net	349.7	456.4	(106.7)	(23.4)	479.7	584.3	(104.6)	(17.9)
Other	45.4	57.6	(12.2)		20.3	24.9	(4.6)

Total revenue	$10,689.2	$13,237.6	$(2,548.4)	(19.3)	$13,998.8	$17,299.0	$(3,300.2)	(19.1)

Gross profit:
New vehicle	$384.5	$486.4	$(101.9)	(20.9)	$507.5	$708.9	$(201.4)	(28.4)
Used vehicle	228.0	259.7	(31.7)	(12.2)	274.4	349.9	(75.5)	(21.6)
Parts and service	930.0	990.9	(60.9)	(6.1)	1,062.8	1,106.4	(43.6)	(3.9)
Finance and insurance	349.7	456.4	(106.7)	(23.4)	479.7	584.3	(104.6)	(17.9)
Other	26.1	33.8	(7.7)		22.6	25.3	(2.7)

Total gross profit	$1,918.3	$2,227.2	$(308.9)	(13.9)	$2,347.0	$2,774.8	$(427.8)	(15.4)

Retail vehicle unit sales:
New vehicle	182,635	242,384	(59,749)	(24.7)	254,739	322,801	(68,062)	(21.1)
Used vehicle	134,422	166,380	(31,958)	(19.2)	180,304	201,134	(20,830)	(10.4)

Total	317,057	408,764	(91,707)	(22.4)	435,043	523,935	(88,892)	(17.0)

Revenue per vehicle retailed:
New vehicle	$31,094	$30,339	$755	2.5	$30,274	$31,018	$(744)	(2.4)
Used vehicle	$16,282	$15,726	$556	3.5	$15,635	$16,433	$(798)	(4.9)
Gross profit per vehicle retailed:
New vehicle	$2,105	$2,007	$98	4.9	$1,992	$2,196	$(204)	(9.3)
Used vehicle	$1,660	$1,600	$60	3.8	$1,579	$1,745	$(166)	(9.5)
Finance and insurance	$1,103	$1,117	$(14)	(1.3)	$1,103	$1,115	$(12)	(1.1)

	Years Ended December 31,		Years Ended December 31,
	2009 (%)	2008 (%)	2008 (%)	2007 (%)
Revenue mix percentages:
New vehicle	53.1	55.6	55.1	57.9
Used vehicle	23.3	23.4	23.8	23.9
Parts and service	19.9	17.1	17.5	14.7
Finance and insurance, net	3.3	3.4	3.4	3.4
Other	0.4	0.5	0.2	0.1

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	20.0	21.8	21.6	25.5
Used vehicle	11.9	11.7	11.7	12.6
Parts and service	48.5	44.5	45.3	39.9
Finance and insurance	18.2	20.5	20.4	21.1
Other	1.4	1.5	1.0	0.9

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.8	6.6	6.6	7.1
Used vehicle - retail	10.2	10.2	10.1	10.6
Parts and service	43.7	43.7	43.4	43.6
Total	17.9	16.8	16.8	16.0

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2009	2008	2009 vs. 2008		2007	2008 vs. 2007
			Variance Favorable / (Unfavorable)	% Variance		Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$5,713.0	$7,405.6	$(1,692.6)	(22.9)	$9,523.9	$(2,118.3)	(22.2)
Gross profit	$386.2	$489.3	$(103.1)	(21.1)	$677.7	$(188.4)	(27.8)
Retail vehicle unit sales	183,372	243,953	(60,581)	(24.8)	306,506	(62,553)	(20.4)
Revenue per vehicle retailed	$31,155	$30,357	$798	2.6	$31,072	$(715)	(2.3)
Gross profit per vehicle retailed	$2,106	$2,006	$100	5.0	$2,211	$(205)	(9.3)
Gross profit as a percentage of revenue	6.8%	6.6%			7.1%
Days supply (industry standard of selling days, including fleet)	54 days	83 days

	Years Ended December 31,
	2009	2008	2009 vs. 2008		2008	2007	2008 vs. 2007
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$5,678.9	$7,353.8	$(1,674.9)	(22.8)	$7,712.0	$10,012.8	$(2,300.8)	(23.0)
Gross profit	$384.5	$486.4	$(101.9)	(20.9)	$507.5	$708.9	$(201.4)	(28.4)

Retail vehicle unit sales	182,635	242,384	(59,749)	(24.7)	254,739	322,801	(68,062)	(21.1)
Revenue per vehicle retailed	$31,094	$30,339	$755	2.5	$30,274	$31,018	$(744)	(2.4)
Gross profit per vehicle retailed	$2,105	$2,007	$98	4.9	$1,992	$2,196	$(204)	(9.3)
Gross profit as a percentage of revenue	6.8%	6.6%			6.6%	7.1%

2009 compared to 2008

Same store new vehicle revenue decreased $1.67 billion or 22.8% during 2009, as compared to 2008, primarily as a result of a decrease in same store unit volume of 24.7%, partially offset by an increase in same store revenue per new vehicle retailed of 2.5%. The decrease in same store unit volume was primarily due to the challenging automotive retail environment, which for much of 2009 included reduced credit availability offered to consumers, the discontinuation or limitation of certain manufacturer leasing programs, and low consumer confidence. The cash for clunkers program discussed above in “Market Conditions” favorably impacted 2009 results as sales increased during the period the program occurred. Although full year 2009 new vehicle sales were lower compared to the prior year, new vehicle sales increased in the fourth quarter of 2009 compared to the same period in 2008.

Revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix away from more fuel-efficient vehicles that have relatively lower selling prices. The increase in revenue per new vehicle retailed was also due in part to a recovery in prices for large vehicles, including trucks and sport utility vehicles, as a result of higher demand for such vehicles due to lower average fuel prices and reduced volatility in fuel prices.

Same store gross profit per new vehicle retailed increased 4.9% during 2009, as compared to 2008, due in part to a recovery in margins for large vehicles, including trucks and sport utility vehicles, as a result of higher demand for such vehicles due to lower average fuel prices and reduced volatility in fuel prices. Margins also improved partially due to supply and demand imbalances as a result of reduced vehicle production levels of certain automotive manufacturers, which limited supply, and overall improving market conditions in the second half of 2009, which increased demand.

While we believe that new vehicle sales will gradually improve in 2010 as compared to 2009, we also believe that the automotive retail market will remain challenging and that the annual rate of new vehicle sales will remain depressed by historical standards in 2010.

2008 compared to 2007

Same store new vehicle revenue decreased $2.30 billion or 23.0% during 2008, as compared to 2007, as a result of a decrease in same store unit volume of 21.1% and a decrease in same store revenue per vehicle retailed of 2.4%. These decreases were primarily due to the challenging automotive retail environment, particularly with respect to domestic vehicles. Results were adversely impacted by overall economic conditions, including reduced credit availability offered to consumers, particularly in the second half of 2008, the discontinuation or limitation of certain manufacturer leasing programs, and a decline in consumer confidence. Additionally, volatility in fuel prices impacted consumer preference and caused dramatic swings in consumer demand for various vehicle models, which led to supply and demand imbalances. The significantly higher fuel prices during most of 2008 caused a shift in consumer demand toward more fuel-efficient vehicles. In addition, there was a shift in demand toward entry-level premium luxury vehicles as a result of the economic conditions and premium luxury manufacturer programs launching and promoting these types of vehicles during 2008. The average revenue per vehicle retailed declined due to the relatively lower selling prices of these vehicles.

Same store gross profit per new vehicle retailed decreased 9.3% during 2008, as compared to 2007. The decrease was driven largely by more stringent credit conditions in the automotive retail credit market and by the shift in demand to lower-priced premium luxury vehicles which have lower margins.

New Vehicle Inventories

Our new vehicle inventories were $1.1 billion or 54 days supply at December 31, 2009, as compared to new vehicle inventories of $1.5 billion or 83 days supply at December 31, 2008. We reduced our new vehicle inventory to 35,996 units at December 31, 2009, from 50,585 units at December 31, 2008.

The following table details net new vehicle inventory carrying cost, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2009	2008	Variance 2009 vs. 2008	2007	Variance 2008 vs. 2007

Floorplan assistance	$47.8	$65.5	$(17.7)	$90.1	$(24.6)
Floorplan interest expense (new vehicles)	(33.9)	(77.4)	43.5	(117.6)	40.2

Net new vehicle inventory carrying cost	$13.9	$(11.9)	$25.8	$(27.5)	$15.6

2009 compared to 2008

The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) was $13.9 million in 2009, as compared to a net new vehicle inventory carrying cost of $11.9 million in 2008. The increase in the net new vehicle inventory carrying benefit of $25.8 million during 2009 is due to a decrease in new vehicle floorplan interest expense primarily due to lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances, partially offset by a decrease in floorplan assistance due to lower new vehicle sales and a decrease in the floorplan assistance rate per unit.

2008 compared to 2007

The net new vehicle inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) decreased $15.6 million in 2008, as compared to 2007, primarily as a result of a decrease in new vehicle floorplan interest expense due to lower floorplan interest rates, partially offset by a decrease in floorplan assistance due to lower new vehicle sales and a decrease in the floorplan assistance rate per unit.

Used Vehicle

($ in millions, except per vehicle data)	Years Ended December 31,
	2009	2008	2009 vs. 2008		2007	2008 vs. 2007
			Variance Favorable / (Unfavorable)	% Variance		Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$2,204.7	$2,653.2	$(448.5)	(16.9)	$3,088.2	$(435.0)	(14.1)
Wholesale revenue	304.1	495.7	(191.6)	(38.7)	776.0	(280.3)	(36.1)

Total revenue	$2,508.8	$3,148.9	$(640.1)	(20.3)	$3,864.2	$(715.3)	(18.5)

Retail gross profit	$225.2	$270.7	$(45.5)	(16.8)	$331.5	$(60.8)	(18.3)
Wholesale gross profit	4.7	(6.8)	11.5		2.4	(9.2)

Total gross profit	$229.9	$263.9	$(34.0)	(12.9)	$333.9	$(70.0)	(21.0)

Retail vehicle unit sales	135,302	169,031	(33,729)	(20.0)	187,886	(18,855)	(10.0)
Revenue per vehicle retailed	$16,295	$15,697	$598	3.8	$16,437	$(740)	(4.5)
Gross profit per vehicle retailed	$1,664	$1,601	$63	3.9	$1,764	$(163)	(9.2)
Gross profit as a percentage of retail revenue	10.2%	10.2%			10.7%
Days supply (trailing 30 days)	41 days	30 days

	Years Ended December 31,
	2009	2008	2009 vs. 2008		2008	2007	2008 vs. 2007
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$2,188.7	$2,616.5	$(427.8)	(16.4)	$2,819.1	$3,305.2	$(486.1)	(14.7)
Wholesale revenue	300.1	487.3	(187.2)	(38.4)	517.2	832.1	(314.9)	(37.8)

Total revenue	$2,488.8	$3,103.8	$(615.0)	(19.8)	$3,336.3	$4,137.3	$(801.0)	(19.4)

Retail gross profit	$223.1	$266.2	$(43.1)	(16.2)	$284.7	$351.0	$(66.3)	(18.9)
Wholesale gross profit	4.9	(6.5)	11.4		(10.3)	(1.1)	(9.2)

Total gross profit	$228.0	$259.7	$(31.7)	(12.2)	$274.4	$349.9	$(75.5)	(21.6)

Retail vehicle unit sales	134,422	166,380	(31,958)	(19.2)	180,304	201,134	(20,830)	(10.4)
Revenue per vehicle retailed	$16,282	$15,726	$556	3.5	$15,635	$16,433	$(798)	(4.9)
Gross profit per vehicle retailed	$1,660	$1,600	$60	3.8	$1,579	$1,745	$(166)	(9.5)
Gross profit as a percentage of retail revenue	10.2%	10.2%			10.1%	10.6%

2009 compared to 2008

Same store retail used vehicle revenue decreased $427.8 million or 16.4% during 2009, as compared to 2008, primarily as a result of a decrease in same store unit volume partially offset by an increase in revenue per used vehicle retailed. The decrease in used vehicle sales volume was driven by the challenging automotive retail environment in which we maintained relatively low levels of used vehicle inventory during most of 2009 in response to the economic downturn. Used vehicle sales volume was also constrained by the reduced credit availability offered to consumers for much of 2009. Additionally, used vehicle sales volume was adversely impacted by a decrease in trade-in volume associated with new vehicle sales.

Revenue per used vehicle retailed benefited from a shift in mix toward premium luxury vehicles, which have higher average selling prices than domestic and import vehicles. This benefit was partially offset, however, by a decrease in the average revenue per used vehicle retailed for premium luxury vehicles. The increase in revenue per used vehicle retailed was also due in part to a recovery in prices for large vehicles, including trucks and sport utility vehicles, as a result of higher demand for such vehicles due to lower average fuel prices and reduced volatility in fuel prices.

Same store gross profit per used vehicle retailed increased 3.8% during 2009, as compared to 2008, as tighter inventories improved profitability per unit. Used vehicle inventory supply has been impacted by the decline in new vehicle sales, which has reduced trade-in volume, as well as by customers retaining their vehicles for longer periods of time. Additionally, reduced fleet inventory has decreased the number of vehicles moving from fleet inventory to used vehicle inventory. Gross profit per used vehicle retailed also benefited from a shift in mix toward premium luxury vehicles, which have higher average gross margins than domestic and import vehicles.

2008 compared to 2007

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

Used Vehicle Inventories

Used vehicle inventories were $221.8 million or 41 days supply at December 31, 2009, compared to $140.1 million or 30 days at December 31, 2008. We reduced our used vehicle inventories and days supply during 2008 to manage cash flow and to mitigate our exposure to the volatility of the used vehicle market by enabling us to react more quickly to consumer demand. During the first half of 2009, we maintained relatively low levels of used vehicle inventory in response to the economic downturn. In the second half of 2009, we increased our used vehicle inventory in expectation of increased demand.

Parts and Service

	Years Ended December 31,
	2009	2008	2009 vs. 2008		2007	2008 vs. 2007
($ in millions)			Variance Favorable / (Unfavorable)	% Variance		Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,137.4	$2,300.6	$(163.2)	(7.1)	$2,375.7	$(75.1)	(3.2)
Gross profit	$934.7	$1,002.8	$(68.1)	(6.8)	$1,037.8	$(35.0)	(3.4)
Gross profit as a percentage of revenue	43.7%	43.6%			43.7%

	Years Ended December 31,
	2009	2008	2009 vs. 2008		2008	2007	2008 vs. 2007
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,126.4	$2,266.0	$(139.6)	(6.2)	$2,450.5	$2,539.7	$(89.2)	(3.5)
Gross profit	$930.0	$990.9	$(60.9)	(6.1)	$1,062.8	$1,106.4	$(43.6)	(3.9)
Gross profit as a percentage of revenue	43.7%	43.7%			43.4%	43.6%

Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs.

2009 compared to 2008

During 2009, same store parts and service gross profit decreased $60.9 million or 6.1%, as compared to 2008. This decrease is primarily due to declines in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $22.3 million, warranty of $15.1 million, customer-pay service of $14.9 million, and wholesale and retail counter parts of $5.2 million.

Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties was adversely impacted primarily by lower new and used vehicle sales volume. Warranty was adversely impacted by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. Customer-pay service and wholesale and retail counter parts gross profit were also adversely impacted by fewer vehicles in operation, as well as by the difficult market conditions.

We expect that the decline in new vehicle sales over the past few years, which has led to a decline in the total number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

2008 compared to 2007

Same store parts and service gross profit decreased $43.6 million or 3.9% during 2008, as compared to 2007, primarily due to declines in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $23.8 million, warranty of $7.8 million, wholesale and retail counter parts of $5.9 million, and customer-pay service of $5.2 million.

The decrease in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties was primarily due to lower new and used vehicle unit sales volume. Warranty declines were driven in part by improved quality of vehicles manufactured in recent years, as well as changes to certain manufacturers’ warranty and prepaid service programs and lower vehicle sales volume. Wholesale and retail counter parts gross profit decreased in 2008 due to the difficult market conditions. Customer-pay service business growth was constrained by economic pressures on consumer spending.

Finance and Insurance

	Years Ended December 31,
	2009	2008	2009 vs. 2008		2007	2008 vs. 2007
($ in millions, except per vehicle data)			Variance Favorable / (Unfavorable)	% Variance		Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$351.2	$460.2	$(109.0)	(23.7)	$555.7	$(95.5)	(17.2)
Gross profit per vehicle retailed	$1,102	$1,114	$(12)	(1.1)	$1,124	$(10)	(0.9)

	Years Ended December 31,
	2009	2008	2009 vs. 2008		2008	2007	2008 vs. 2007
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$349.7	$456.4	$(106.7)	(23.4)	$479.7	$584.3	$(104.6)	(17.9)
Gross profit per vehicle retailed	$1,103	$1,117	$(14)	(1.3)	$1,103	$1,115	$(12)	(1.1)

2009 compared to 2008

Same store finance and insurance revenue and gross profit decreased $106.7 million or 23.4% during 2009, as compared to 2008, primarily due to lower new and used sales volumes. Finance and insurance revenue and gross profit during 2009 were impacted by a favorable adjustment recorded in the second quarter of 2009 of $5.2 million ($3.2 million after-tax) on our reserves for expected chargebacks.

Same store finance and insurance revenue and gross profit per vehicle retailed decreased 1.3% during 2009, as compared to the same period in 2008. Finance and insurance revenue and gross profit per vehicle retailed were adversely impacted by fewer customers financing vehicles through the dealerships. Finance and insurance revenue and gross profit per vehicle retailed were also adversely impacted by the current unfavorable economic conditions in the United States, including lower commissions due to tightness in the automotive lending environment for much of 2009, partially offset by an increase in finance and insurance products sold per customer.

2008 compared to 2007

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

Finance and insurance revenue and gross profit during 2008 were negatively impacted by an increase in the rate of chargebacks as a percentage of finance and insurance revenue and gross profit.

See “Critical Accounting Policies and Estimates” above and Note 19 of the Notes to Consolidated Financial Statements for a discussion regarding chargeback liabilities.

Segment Results

In the following table of financial data, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income (loss).

($ in millions)	Years Ended December 31,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2007	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$3,450.2	$4,356.6	$(906.4)	(20.8)	$5,830.2	$(1,473.6)	(25.3)
Import	4,126.0	5,280.5	(1,154.5)	(21.9)	6,194.6	(914.1)	(14.8)
Premium Luxury	3,073.1	3,629.5	(556.4)	(15.3)	4,248.9	(619.4)	(14.6)
Corporate and other	108.5	109.8	(1.3)	(1.2)	111.5	(1.7)	(1.5)

Total revenue	$10,757.8	$13,376.4	$(2,618.6)	(19.6)	$16,385.2	$(3,008.8)	(18.4)

*Segment income (loss)
Domestic	$105.5	$109.1	$(3.6)	(3.3)	$199.4	$(90.3)	(45.3)
Import	175.1	184.5	(9.4)	(5.1)	246.1	(61.6)	(25.0)
Premium Luxury	175.5	183.7	(8.2)	(4.5)	225.3	(41.6)	(18.5)
Corporate and other	(82.0)	(1,838.1)	1,756.1		(105.9)	(1,732.2)

Total segment income (loss)	$374.1	$(1,360.8)	$1,734.9		$564.9	$(1,925.7)

Add: Floorplan interest expense	36.1	81.1	(45.0)		118.1	(37.0)

Operating income (loss)	$410.2	$(1,279.7)	$1,689.9		$683.0	$(1,962.7)

* Segment income (loss) is defined as operating income (loss) less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	53,435	71,163	(17,728)	(24.9)	100,771	(29,608)	(29.4)
Import	98,015	132,662	(34,647)	(26.1)	157,911	(25,249)	(16.0)
Premium Luxury	31,922	40,128	(8,206)	(20.4)	47,824	(7,696)	(16.1)

	183,372	243,953	(60,581)	(24.8)	306,506	(62,553)	(20.4)

Domestic

The Domestic segment operating results included the following:

($ in millions)	Years Ended December 31,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2007	Variance Favorable / (Unfavorable)	% Variance
Revenue	$3,450.2	$4,356.6	$(906.4)	(20.8)	$5,830.2	$(1,473.6)	(25.3)
Segment income	$105.5	$109.1	$(3.6)	(3.3)	$199.4	$(90.3)	(45.3)

Retail new vehicle unit sales	53,435	71,163	(17,728)	(24.9)	100,771	(29,608)	(29.4)

2009 compared to 2008

Domestic revenue decreased $906.4 million or 20.8% during 2009, as compared to 2008, primarily due to lower vehicle sales. For much of 2009, a reduction in the availability of customer financing, including the discontinuation or limitation of certain lease programs for domestic vehicles, and customer uncertainty surrounding the Chrysler and General Motors bankruptcies contributed to the decline in sales volume from our Domestic stores. The decrease in revenue was partially offset by an increase in the average revenue per new vehicle retailed for domestic vehicles due to a recovery in prices for large vehicles. Prices for large vehicles, including trucks and sport utility vehicles, increased as a result of higher demand for such vehicles due to lower average fuel prices and reduced volatility in fuel prices in 2009. The decrease in sales volume was also partially mitigated by the sales of vehicles under the cash for clunkers program. Although full year 2009 Domestic new vehicle sales were lower compared to the prior year, Domestic new vehicle sales increased in the fourth quarter of 2009 compared to the same period in 2008.

Domestic segment income decreased $3.6 million or 3.3% during 2009, as compared to 2008, primarily due to decreased revenues as a result of the competitive retail environment. Domestic segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of the reduction in credit availability. Domestic segment income as a percentage of segment revenue in 2009, as compared to 2008, benefited from a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The operating results of the Chrysler and General Motors dealerships that were closed in connection with these bankruptcies were not material to our Consolidated Financial Statements. See also “Market Conditions - Chrysler and General Motors Bankruptcies” above.

2008 compared to 2007

Domestic revenue decreased $1.47 billion or 25.3% during 2008, as compared to 2007, primarily due to lower vehicle sales. The decrease in volume was more pronounced in the Domestic segment, as compared to the Import and Premium Luxury segments. As a result, the decline in revenues in the Domestic segment was much greater than the decline in the revenues of our other segments. Our Domestic stores derive a greater proportion of their revenue and earnings from sales of trucks and sport utility vehicles, and, as a result of significantly higher fuel prices during most of 2008, particularly in the third quarter, demand shifted away from those types of vehicles to smaller, more fuel-efficient cars. Additionally, a reduction in the availability of favorable customer financing from the finance captives of domestic manufacturers, including the discontinuation or limitation of certain lease programs for domestic vehicles, contributed to the decline in sales volume from our Domestic stores. The decline in Domestic parts and service business was also greater in comparison to Import and Premium Luxury due to the improved quality of domestic vehicles, fewer units in operation, and lower domestic vehicle sales volume.

Domestic segment income decreased $90.3 million or 45.3% during 2008, as compared to 2007, primarily due to decreased revenues and increased pricing pressure as a result of the competitive retail environment. Additionally, the disproportionate decline in revenues in the Domestic segment as compared to our other segments resulted in a much more significant deleveraging of the Domestic segment’s cost structure, as costs and expenses could not be reduced in proportion to the reduction in revenues.

Import

The Import segment operating results included the following:

($ in millions)	Years Ended December 31,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2007	Variance Favorable / (Unfavorable)	% Variance
Revenue	$4,126.0	$5,280.5	$(1,154.5)	(21.9)	$6,194.6	$(914.1)	(14.8)
Segment income	$175.1	$184.5	$(9.4)	(5.1)	$246.1	$(61.6)	(25.0)

Retail new vehicle unit sales	98,015	132,662	(34,647)	(26.1)	157,911	(25,249)	(16.0)

2009 compared to 2008

Import revenue decreased $1.15 billion or 21.9% during 2009, as compared to 2008, primarily due to lower vehicle sales. Lower sales were partially attributable during the first half of 2009 to a decline in customer demand for import vehicles due to a shift in consumer preferences away from more fuel-efficient vehicles as fuel prices decreased. The decrease in sales volume was partially mitigated by the sales of vehicles under the cash for clunkers program. Although full year 2009 Import new and used vehicle sales were lower compared to the prior year, Import new and used vehicle sales increased in the fourth quarter of 2009 compared to the same period in 2008.

Import segment income decreased $9.4 million or 5.1% during 2009, as compared to 2008. The decrease in segment income was driven largely by a decline in sales due to a competitive retail environment. Import segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of tighter credit conditions. Import segment income as a percentage of segment revenue in 2009, as compared to 2008, benefited from a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

See “Market Conditions – Toyota Recalls” above for information regarding recent recalls announced by Toyota.

2008 compared to 2007

Import revenue decreased $914.1 million or 14.8% during 2008, as compared to 2007, primarily due to lower vehicle sales. Sales volume decreases in the Import segment were partially mitigated by the shift in demand toward more fuel-efficient vehicles, from which our Import stores derive a greater proportion of their business, as compared to our Domestic and Premium Luxury stores.

Import segment income decreased $61.6 million or 25.0% during 2008, as compared to 2007, due to decreased revenues and increased pricing pressure as a result of the competitive retail environment.

Premium Luxury

The Premium Luxury segment operating results included the following:

($ in millions)	Years Ended December 31,
	2009	2008	Variance Favorable / (Unfavorable)	% Variance	2007	Variance Favorable / (Unfavorable)	% Variance
Revenue	$3,073.1	$3,629.5	$(556.4)	(15.3)	$4,248.9	$(619.4)	(14.6)
Segment income	$175.5	$183.7	$(8.2)	(4.5)	$225.3	$(41.6)	(18.5)

Retail new vehicle unit sales	31,922	40,128	(8,206)	(20.4)	47,824	(7,696)	(16.1)

2009 compared to 2008

Premium Luxury revenue decreased $556.4 million or 15.3% during 2009, as compared to 2008, primarily due to lower vehicle sales and a decrease in revenue per new vehicle retailed, reflecting the challenging automotive retail environment. Although full year 2009 Premium Luxury new and used vehicle sales were lower compared to the prior year, Premium Luxury new and used vehicle sales increased in the fourth quarter of 2009 compared to the same period in 2008.

Premium Luxury segment income decreased $8.2 million or 4.5% during 2009, as compared to 2008, primarily due to lower vehicle sales, in addition to margin compression as a result of a decrease in the average revenue per new vehicle retailed. Premium Luxury segment income as a percentage of segment revenue in 2009, as compared to 2008, benefited from a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

2008 compared to 2007

Premium Luxury revenue decreased $619.4 million or 14.6% during 2008, as compared to 2007, primarily due to lower vehicle sales and a decrease in revenue per vehicle retailed. The results for our Premium Luxury segment were adversely affected by a shift in consumer demand toward lower-priced premium luxury vehicles. This shift in demand was caused by the difficult economic conditions, as well as several premium luxury manufacturers launching and promoting lower-priced vehicles during 2008.

Premium Luxury segment income decreased $41.6 million or 18.5% during 2008, as compared to 2007, primarily due to margin compression as a result of the shift in consumer demand toward lower-priced premium luxury vehicles.

Selling, General, and Administrative Expenses

2009 compared to 2008

During 2009, Selling, General, and Administrative expenses decreased $234.0 million or 13.8%. As a percentage of total gross profit, Selling, General, and Administrative expenses increased to 75.9% in 2009 from 75.5% in 2008 resulting from a deleveraging of our cost structure due to the decline in vehicle sales, partially offset by our cost savings initiatives. Selling, General, and Administrative expenses decreased during 2009, as compared to 2008, primarily due to a $140.7 million decrease in compensation expense and a $42.4 million decrease in gross advertising expenditures, partially offset by a $3.9 million decrease in advertising reimbursements from manufacturers.

2008 compared to 2007

During 2008, Selling, General, and Administrative expenses decreased $178.0 million or 9.5%. As a percentage of total gross profit, Selling, General, and Administrative expenses increased to 75.5% in 2008 from 71.0% in 2007 resulting from deleveraging of our cost structure due to the decline in vehicle sales, partially offset by our cost savings initiatives. Selling, General, and Administrative expenses decreased in 2008, as compared to 2007, due to a $114.6 million decrease in compensation expense and a $41.4 million decrease in gross advertising expenditures, partially offset by a $4.2 million decrease in advertising reimbursements from manufacturers. Compensation expense for 2008 includes a $5.3 million non-cash stock-based compensation expense adjustment as discussed in Note 10 of the Notes to Consolidated Financial Statements.

Non-Operating Income (Expenses)

Floorplan Interest Expense

Floorplan interest expense was $36.1 million in 2009, $81.1 million in 2008, and $118.1 million in 2007.

2009 compared to 2008

The decrease in floorplan interest expense of $45.0 million in 2009, as compared to 2008, is primarily the result of lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances.

2008 compared to 2007

The decrease in floorplan interest expense of $37.0 million in 2008, as compared to 2007, is primarily the result of lower short-term LIBOR interest rates, partially offset by higher average vehicle floorplan balances and the additional floorplan interest expense incurred in connection with the floorplan credit agreements we entered into during the second quarter of 2008 to finance a portion of our used vehicle inventory.

Other Interest Expense

Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, revolving credit facility, and outstanding senior unsecured notes. Other interest expense was $42.6 million in 2009, $89.4 million in 2008, and $114.1 million in 2007.

2009 compared to 2008

The decrease in other interest expense of $46.8 million in 2009, as compared to 2008, was primarily due to a $20.9 million decrease in interest expense related to the cumulative repurchase of our floating rate and 7% senior unsecured notes of $321.3 million since August 2008, a $16.3 million decrease in interest expense resulting from lower interest rates on our term loan facility, and a $7.4 million decrease in interest expense resulting from lower levels of debt outstanding during the year primarily associated with our revolving credit facility, 9% senior unsecured notes, mortgage facility, and the financing liability related to our former corporate headquarters.

2008 compared to 2007

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

Gain on Senior Note Repurchases

During 2009, we repurchased $48.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, and $40.0 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014. We recorded a gain of $13.0 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs, which is recorded in Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

During 2008, we repurchased $105.5 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, and $127.4 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014. We recorded a gain of $51.3 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs, which is recorded in Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

Provision for Income Taxes

Our effective income tax rate was 33.3% in 2009, 13.5% in 2008, and 37.3% in 2007. The tax rate for 2008 reflects the fact that a significant portion of the impairment charges taken in 2008 was not deductible for income tax purposes. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

During the fourth quarter of 2009, we completed a restructuring of certain of our subsidiaries, a consequence of which was the elimination of a deferred tax liability of $12.7 million, which was reflected as a benefit in our tax provision for the three months ended December 31, 2009.

As of December 31, 2009, we had unrecognized tax benefits recorded in accordance with an accounting standard related to unrecognized tax benefits. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2010.

During 2008, our unrecognized tax benefits were reduced by approximately $35 million (net of tax effect) as a result of the expiration of a statute of limitations in October 2008.

During 2007, we recorded net income tax benefits in our provision for income taxes of $12.0 million related to the resolution of certain tax matters, changes in certain state tax laws, and other adjustments.

Discontinued Operations

Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We had a loss from discontinued operations totaling $36.2 million during 2009, $30.7 million in 2008, and $5.3 million in 2007, net of income taxes. During 2009, we recorded in discontinued operations estimated losses associated with the Chrysler and General Motors bankruptcies of approximately $11 million (after-tax), including expected losses on the disposition of real estate.

See Note 13 of our Notes to Consolidated Financial Statements for a discussion of discontinued operations. Certain amounts reflected in the accompanying Consolidated Financial Statements for years ended 2009, 2008, and 2007 have been adjusted to classify the results of these stores as discontinued operations.

Liquidity and Capital Resources

We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through future operations, and amounts available under our revolving credit facility and secured used floorplan facilities will be sufficient to fund our working capital requirements, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future.

Available Liquidity Resources

We had the following sources of liquidity available for the years ended December 31:

(In millions)	2009	2008

Cash and Cash Equivalents	$ 173.7	$ 110.2

Revolving Line of Credit (as limited by applicable covenants)(1)	$ 163.9	$ 300.8

Secured Used Floorplan Facilities(2)	$ 53.1	$ -

(1)

Under our amended credit agreement, we have a $700.0 million revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $64.7 million at December 31, 2009, and $72.4 million at December 31, 2008. The amounts included in the table above reflect our borrowing capacity as limited under the maximum consolidated leverage ratio contained in our amended credit agreement. For additional information regarding our amended credit agreement, please refer to “Notes Payable and Long-Term Debt—Senior Unsecured Notes and Amended Credit Agreement” below.

(2)

We maintain secured used floorplan facilities primarily collateralized by used vehicle inventories and related receivables. At December 31, 2009, the aggregate capacity under these facilities was $170.0 million. As of that date, $80.8 million had been borrowed under these facilities. The remaining borrowing capacity under these facilities of $89.2 million was limited to $53.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

At December 31, 2008, the aggregate capacity under these facilities was $230.0 million. As of that date, $105.0 million had been borrowed under these facilities. The remaining borrowing capacity of $125.0 million was not available since all of our eligible used vehicle inventory had been pledged as collateral.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2009, surety bonds, letters of credit, and cash deposits totaled $96.4 million, including the $64.7 million of letters of credit outstanding under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.

In February 2009, we filed a shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscriptions rights, depositary shares, stock purchase contracts and units.

Capital Allocation

In early 2009, due to the unfavorable economic conditions in the United States and abroad, our capital allocation strategy was focused primarily on generating cash and paying down debt to remain in compliance with the financial covenants contained in our debt agreements. By late 2009, based on our available liquidity and our expected operating cash flows, we adopted a more balanced capital allocation strategy, which included share repurchases and dealership acquisitions. In 2010, we expect to continue to use our cash flow to make capital investments in our business, to complete dealership acquisitions, and to repurchase our common stock and/or debt.

Share Repurchases

The following table sets forth information regarding our share repurchases over the past three years:

(In millions, except per share data)

Years Ended December 31:	Shares Repurchased	Aggregate Purchase Price	Average Purchase Price Per Share
2009	7.7	$135.7	$17.74

2008	3.8	$ 54.1	$14.37

2007	33.2	$645.7	$19.43

In October 2009, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of December 31, 2009, $256.9 million remained available for share repurchases under our repurchase program.

Future share repurchases are subject to limitations contained in the indenture relating to our floating rate and 7% senior unsecured notes. As of January 1, 2010, $45.3 million remained available for share repurchases and other restricted payments under the indenture relating to our senior unsecured notes. This amount will increase in future periods by 50% of our cumulative consolidated net income (as defined in the indenture), the net proceeds of stock option exercises, and certain other items, and decrease by the amount of future share repurchases and other restricted payments subject to these limitations.

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

Senior Note Repurchases

The following table sets forth information regarding our debt repurchases over the past three years:

(In millions)	2009	2008	2007

Aggregate principal amount of floating rate senior unsecured notes repurchased	$48.4	$105.5	$-
Aggregate principal amount of 7% senior unsecured notes repurchased	40.0	127.4	-

Total	$88.4	$232.9	$-

We may from time to time repurchase additional senior unsecured notes in open market purchases or privately negotiated transactions. Additionally, we may in the future prepay our term loan facility or other debt. The decision to repurchase senior unsecured notes or to prepay our term loan facility or other debt is based on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. We may also consider refinancing or restructuring our existing debt obligations.

Capital Expenditures

The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2009	2008	2007

Purchases of property and equipment, including operating lease buy-outs	$75.5	$110.4	$158.2

We anticipate that our capital expenditures will be approximately $150 million in 2010, primarily to improve our store facilities. We may from time to time use capital resources for capital expenditures where there are significant opportunities to grow revenue, the expected returns meet or exceed our investment criteria, and the probability of success is significant.

Acquisitions and Divestitures

The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2009	2008	2007

Cash used in business acquisitions, net of cash acquired	$(0.2)	$(32.2)	$(6.7)

Cash received from business divestitures, net of cash relinquished	$65.9	$49.6	$55.1

Cash Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future. The indenture for our floating rate and 7% senior unsecured notes restricts our ability to declare cash dividends. See “Restrictions and Covenants” below.

Notes Payable and Long-Term Debt

Notes payable and long-term debt at December 31 were as follows:

(In millions)	2009	2008
Floating rate senior unsecured notes, due 2013	$146.1	$194.5
7% senior unsecured notes, due 2014	132.6	172.6
Term loan facility, due 2012	600.0	600.0
Revolving credit facility, due 2012	-	-
Mortgage facility (1)	226.4	233.3
Other debt, due from 2010 to 2025	7.5	58.5

	1,112.6	1,258.9
Less: current maturities	(7.6)	(33.3)

Long-term debt, net of current maturities	$1,105.0	$1,225.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Senior Unsecured Notes and Amended Credit Agreement

At December 31, 2009, we had outstanding $146.1 million of floating rate senior unsecured notes due April 15, 2013, and $132.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 102% of principal, at 101% of principal on or after April 15, 2010, and at 100% of principal on or after April 15, 2011. The 7% senior unsecured notes may be redeemed by us currently at 105.25% of principal, at 103.5% of principal on or after April 15, 2010, at 101.75% of principal on or after April 15, 2011, and at 100% of principal on or after April 15, 2012.

During 2009, we repurchased $48.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $41.1 million. We also repurchased $40.0 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $34.5 million. We recorded a gain of $13.0 million during 2009 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

During 2008, we repurchased $105.5 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $79.8 million. We also repurchased $127.4 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $102.3 million. We recorded a gain of $51.3 million during 2008 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

In July 2007, we completed a second amendment of our credit agreement. Under the terms of the second amendment, the interest rate on the term loan facility decreased from LIBOR plus 1.25% to LIBOR plus 0.875% and the interest rate on the revolving credit facility decreased from LIBOR plus 0.80% to LIBOR plus 0.725%. Additionally, the credit agreement termination date was extended from July 14, 2010, to July 18, 2012, and certain other terms and conditions were modified as a result of this amendment. We incurred $1.6 million of expenses in connection with this modification during 2007, which are included as a component of Other Interest Expense in the accompanying Consolidated Statements of Operations.

Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $64.7 million at December 31, 2009. As of December 31, 2009, we had no borrowings outstanding under the revolving credit facility, leaving $635.3 million of borrowing capacity. As of December 31, 2009, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $164 million.

The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, with stable outlook) and Moody’s (Ba1, with stable outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard & Poor’s or Moody’s would result in a 25 basis point increase in the credit spread under our term loan facility, a 20 basis point increase in the credit spread under our revolving credit facility, and a 5 basis point increase in the facility fee applicable to our revolving credit facility. Credit ratings and/or outlook could be lowered if new vehicle demand worsens significantly, threatening our earnings and cash flow, or if we increase our financial leverage through acquisitions or share repurchases. Credit ratings and/or outlook could improve if market demand increases or if we demonstrate our ability to reduce our financial leverage and preserve our ability to generate cash flow while maintaining moderate financial policies.

Vehicle Floorplan Payable

Vehicle floorplan payable-trade totaled $1.0 billion at December 31, 2009, and $1.4 billion at December 31, 2008. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $357.6 million at December 31, 2009, and $453.4 million at December 31, 2008, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities utilize LIBOR-based interest rates.

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

At December 31, 2009, we had $226.4 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. In connection with this refinancing, in 2007 we received net proceeds of approximately $126.4 million and recorded $1.0 million of expenses, which are included as a component of Other Interest Expense in the accompanying Consolidated Statements of Operations. Prior to this refinancing, the facility utilized short-term LIBOR-based interest rates, which averaged 6.54% for 2007. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability in the first quarter of 2009. We also recognized a $16.1 million gain on the sale, which is recorded in Other Expenses (Income), Net, and rent expense of $9.1 million, which is recorded in Selling, General, and Administrative Expenses, during the year ended December 31, 2009.

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

For example, under the amended credit agreement, we are required to remain in compliance with a maximum consolidated leverage ratio (2.75:1), as defined. In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to remain in compliance with a maximum capitalization ratio (65%), as defined.

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

As of December 31, 2009, we were in compliance with the requirements of all applicable financial covenants under our debt agreements; our consolidated leverage ratio was approximately 2.41:1 and our capitalization ratio was 52.7%, each as defined in our credit agreement. Both the consolidated leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional floorplan indebtedness.

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

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

($ in millions)	Years Ended December 31,

	2009	2008	% Variance 2009 vs. 2008	2007	% Variance 2008 vs. 2007
Cash provided by operating activities	$369.5	$684.1	(46.0)	$205.1	233.5
Cash provided by (used in) investing activities	$13.9	$(75.1)	NM	$(89.6)	(16.2)
Cash used in financing activities	$(319.9)	$(532.2)	(39.9)	$(136.4)	290.2

NM – Not Meaningful

Cash Flows from Operating Activities

Our primary sources of operating cash flows are collections from contracts-in-transit and customers following the sale of vehicles and proceeds from vehicle floorplan payable-trade. Our primary uses of cash from operating activities are repayments of vehicle floorplan payable-trade, personnel related expenditures, and payments related to taxes and leased properties.

2009 compared to 2008

Net cash provided by operating activities during 2009, as compared to 2008, was impacted by a decrease in cash provided by changes in working capital.

2008 compared to 2007

Net cash provided by operating activities during 2008 was affected by a change in the classification of borrowings from a floorplan lender in connection with the sale of a majority stake in General Motors Acceptance Corporation (“GMAC”) by General Motors (“GM”), which was GM’s wholly-owned captive finance subsidiary prior to this transaction. As a result of this sale, which occurred on November 30, 2006, we have classified new borrowings from GMAC subsequent to this transaction as vehicle floorplan non-trade, with related changes reflected as financing cash flows. Accordingly, net floorplan borrowings from GMAC subsequent to this transaction are reflected as cash provided by financing activities, while repayments in 2007 of amounts due to GMAC prior to this transaction (totaling $305.8 million during 2007) are reflected as cash used by operating activities. During 2008, all borrowings and repayments related to GMAC were reflected as financing activities, since the repayment of amounts due to GMAC prior to this transaction were completed during 2007. After considering the effect of this reclassification, net cash provided by operating activities during 2008, as compared to 2007, was impacted by an increase in cash provided by changes in working capital, partially offset by a reduction in earnings.

Cash Flows from Investing Activities

Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.

2009 compared to 2008

Cash provided by investing activities increased in 2009 primarily due to a decrease in capital expenditures, including property operating lease buy-outs. We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We project that 2010 full year capital expenditures will be approximately $150 million.

Cash provided by investing activities also increased in 2009 due to an increase in proceeds from the sale of property and equipment including the disposal of assets held for sale, an increase in cash received from business divestitures, net of cash relinquished, and a decrease in cash used in business acquisitions, net of cash acquired. During 2009, we acquired one automotive retail franchise and other related assets as compared to three in 2008.

2008 compared to 2007

Cash used in investing activities decreased in 2008 primarily due to a decrease in capital expenditures, partially offset by an increase in cash used in business acquisitions, net of cash acquired.

Cash Flows from Financing Activities

Net cash flows from financing activities primarily include treasury stock purchases, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade. Proceeds received and repayments made under the floorplan credit agreements we entered into during the second quarter of 2008 to finance a portion of our used vehicle inventory were reflected as cash provided by (used in) financing activities during 2009 and 2008.

2009 compared to 2008

Net cash used in financing activities decreased during 2009 primarily due to a decrease in net payments of our revolving credit facility. In 2009, we had no borrowings or repayments of our revolving credit facility. This decrease was partially offset by an increase in net payments of vehicle floorplan payable-non-trade.

During 2009, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options and an increase in the related tax benefit from the exercise of stock options.

2008 compared to 2007

Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise). As discussed above, the repayment of $305.8 million of amounts due to GMAC prior to the sale by GM of a majority interest in GMAC were reflected as cash used by operating activities during 2007, while all repayments to GMAC were reflected as cash used by financing activities during 2008.

Contractual Payment Obligations

The following table summarizes our payment obligations under certain contracts at December 31, 2009:

	Payments Due by Period
(In millions)	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Vehicle floorplan payable (Note 3)*	$1,388.0	$1,388.0	$-	$-	$-
Notes payable and long-term debt (Note 7)*	1,112.6	7.6	616.7	297.5	190.8
Interest payments **	141.7	23.5	45.6	38.6	34.0
Operating lease and other commitments (Note 8)***	592.3	55.5	106.0	85.8	345.0
Acquisition purchase price commitments	29.9	16.8	-	13.1	-
Unrecognized tax benefits, net (Note 11)*	3.6	0.3	0.1	-	3.2
Purchase obligations	128.3	54.8	52.6	20.6	0.3

Total	$3,396.4	$1,546.5	$821.0	$455.6	$573.3

*	See Notes to Consolidated Financial Statements.

**	Primarily represents scheduled interest payments on fixed rate senior unsecured notes and mortgage facilities. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

***	Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2009, these charges totaled approximately $30 million. See Note 8 of the Notes to Consolidated Financial Statements.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2009, surety bonds, letters of credit, and cash deposits totaled $96.4 million, including $64.7 million letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sub-limit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.

As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

New Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements.

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:

•

The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions in the United States.

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

•

Our operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

•

We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facility, term loan facility, and floating rate senior unsecured notes that could have a material adverse effect on our profitability.

•	Our largest stockholder, as a result of its voting ownership, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is increasing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions. At December 31, 2009, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $366.5 million and had a fair value of $353.3 million. At December 31, 2008, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $465.1 million and had a fair value of $377.8 million.

Interest Rate Risk

We had $1.4 billion of variable rate vehicle floorplan payables at December 31, 2009, and $1.8 billion at December 31, 2008. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $13.9 million in 2009 and $18.1 million in 2008 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payables is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $0.7 billion of other variable rate debt outstanding at December 31, 2009, and $0.8 billion at December 31, 2008. Based on the amounts outstanding at year-end, a 100 basis point change in interest rates would result in an approximate change to interest expense of $7.5 million in 2009 and $7.9 million in 2008.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, AutoNation, Inc. changed its method of recognizing and measuring uncertain tax positions due to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (included in FASB ASC Topic 740, Income Taxes), effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoNation, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 17, 2010

Fort Lauderdale, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AutoNation, Inc.:

We have audited AutoNation, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AutoNation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as listed in the Index at Item 8, and our report dated February 17, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 17, 2010

Fort Lauderdale, Florida

Certified Public Accountants

AUTONATION, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In millions, except share and per share data)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173.7	$110.2
Receivables, net	408.8	370.2
Inventory	1,408.3	1,758.1
Other current assets	259.8	485.0

Total Current Assets	2,250.6	2,723.5
PROPERTY AND EQUIPMENT, NET	1,729.2	1,798.9
GOODWILL, NET	1,125.1	1,125.7
OTHER INTANGIBLE ASSETS, NET	174.8	177.7
OTHER ASSETS	127.6	188.3

Total Assets	$5,407.3	$6,014.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,030.4	$1,360.1
Vehicle floorplan payable - non-trade	357.6	453.4
Accounts payable	152.3	134.6
Notes payable and current maturities of long-term obligations	7.6	33.3
Other current liabilities	315.5	474.4

Total Current Liabilities	1,863.4	2,455.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,105.0	1,225.6
DEFERRED INCOME TAXES	24.6	-
OTHER LIABILITIES	111.1	134.6
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at December 31, 2009 and 2008, including shares held in treasury	1.9	1.9
Additional paid-in capital	480.2	481.8
Retained earnings	2,221.0	2,023.0
Accumulated other comprehensive loss	-	(0.7)
Treasury stock, at cost; 21,830,744 and 16,708,866 shares held, respectively	(399.9)	(307.9)

Total Shareholders’ Equity	2,303.2	2,198.1

Total Liabilities and Shareholders’ Equity	$5,407.3	$6,014.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

(In millions, except per share data)

	2009	2008	2007
Revenue:
New vehicle	$5,713.0	$7,405.6	$9,523.9
Used vehicle	2,508.8	3,148.9	3,864.2
Parts and service	2,137.4	2,300.6	2,375.7
Finance and insurance, net	351.2	460.2	555.7
Other	47.4	61.1	65.7

TOTAL REVENUE	10,757.8	13,376.4	16,385.2

Cost of Sales:
New vehicle	5,326.8	6,916.3	8,846.2
Used vehicle	2,278.9	2,885.0	3,530.3
Parts and service	1,202.7	1,297.8	1,337.9
Other	20.6	26.5	27.8

TOTAL COST OF SALES	8,829.0	11,125.6	13,742.2

Gross Profit:
New vehicle	386.2	489.3	677.7
Used vehicle	229.9	263.9	333.9
Parts and service	934.7	1,002.8	1,037.8
Finance and insurance	351.2	460.2	555.7
Other	26.8	34.6	37.9

TOTAL GROSS PROFIT	1,928.8	2,250.8	2,643.0

Selling, general & administrative expenses	1,464.4	1,698.4	1,876.4
Depreciation and amortization	77.5	85.0	84.0
Goodwill impairment	-	1,610.0	-
Franchise rights impairment	1.5	127.4	-
Other expenses (income), net	(24.8)	9.7	(0.4)

OPERATING INCOME (LOSS)	410.2	(1,279.7)	683.0
Floorplan interest expense	(36.1)	(81.1)	(118.1)
Other interest expense	(42.6)	(89.4)	(114.1)
Gain on senior note repurchases	13.0	51.3	-
Interest income	1.1	2.2	3.4
Other gains (losses), net	5.4	(4.7)	(1.3)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	351.0	(1,401.4)	452.9
INCOME TAX PROVISION (BENEFIT)	116.8	(189.0)	168.9

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	234.2	(1,212.4)	284.0
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(36.2)	(30.7)	(5.3)

NET INCOME (LOSS)	$198.0	$(1,243.1)	$278.7

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.33	$(6.82)	$1.43
Discontinued operations	$(0.21)	$(0.17)	$(0.03)
Net income (loss)	$1.12	$(6.99)	$1.41
Weighted average common shares outstanding	176.5	177.8	198.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.32	$(6.82)	$1.42
Discontinued operations	$(0.20)	$(0.17)	$(0.03)
Net income (loss)	$1.12	$(6.99)	$1.39
Weighted average common shares outstanding	177.3	177.8	200.0
COMMON SHARES OUTSTANDING, net of treasury stock	171.7	176.9	180.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2009, 2008, and 2007

(In millions, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Compre- hensive Income
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	(Loss)
BALANCE AT DECEMBER 31, 2006	223,562,149	$2.2	$1,092.0	$2,989.4	$(0.4)	$(370.5)

Comprehensive income:
Net income	-	-	-	278.7	-	-	$278.7
Other comprehensive income:
Unrealized gains on restricted investments and marketable securities	-	-	-	-	0.2	-	0.2

Comprehensive income	-	-	-	-	-	-	$278.9

Purchases of treasury stock	-	-	-	-	-	(645.7)
Treasury stock cancellation	(30,000,000)	(0.3)	(611.7)	-	-	612.0
Stock-based compensation expense	-	-	15.3	-	-	-
Exercise of stock options, including income tax benefit of $17.7	-	-	(34.6)	-	-	148.9
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48-Note 11)	-	-	-	(2.0)	-	-

BALANCE AT DECEMBER 31, 2007	193,562,149	$1.9	$461.0	$3,266.1	$(0.2)	$(255.3)

Comprehensive loss:
Net loss	-	-	-	(1,243.1)	-	-	$(1,243.1)
Other comprehensive loss:
Unrealized losses on restricted investments and marketable securities	-	-	-	-	(0.5)	-	(0.5)

Comprehensive loss	-	-	-	-	-	-	$(1,243.6)

Purchases of treasury stock	-	-	-	-	-	(54.1)
Stock-based compensation expense	-	-	21.0	-	-	-
Exercise of stock options, including income tax benefit of $0.3	-	-	(0.2)	-	-	1.5

BALANCE AT DECEMBER 31, 2008	193,562,149	$1.9	$481.8	$2,023.0	$(0.7)	$(307.9)

Comprehensive income:
Net income	-	-	-	198.0	-	-	$198.0
Other comprehensive income:
Unrealized gains on restricted investments and marketable securities	-	-	-	-	0.7	-	0.7

Comprehensive income	-	-	-	-	-	-	$198.7

Purchases of treasury stock	-	-	-	-	-	(136.1)
Stock-based compensation expense	-	-	13.5	-	-	-
Exercise of stock options, including income tax benefit of $4.2	-	-	(15.1)	-	-	44.1

BALANCE AT DECEMBER 31, 2009	193,562,149	$1.9	$480.2	$2,221.0	$-	$(399.9)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In millions)

	2009	2008	2007
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$198.0	$(1,243.1)	$278.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	36.2	30.7	5.3
Depreciation and amortization	77.5	85.0	84.0
Amortization of debt issue costs and discounts	3.2	5.3	4.3
Stock-based compensation expense	13.5	21.0	15.3
Goodwill impairment	-	1,610.0	-
Franchise rights impairment	1.5	127.4	-
Other non-cash impairment charges	1.8	5.8	-
Gain on senior note repurchases	(13.0)	(51.3)	-
Gain on corporate headquarters sale-leaseback	(16.1)	-	-
Net gain on asset sales and dispositions	(11.3)	-	-
Deferred income tax provision (benefit)	59.2	(267.3)	10.6
Other	0.3	(0.9)	2.3
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	(42.0)	303.4	73.3
Inventory	350.8	345.7	2.8
Other assets	7.4	72.8	(6.7)
Vehicle floorplan payable-trade, net	(329.8)	(175.1)	(247.4)
Accounts payable	17.7	(64.1)	4.9
Other liabilities	(18.2)	(152.4)	(7.2)

Net cash provided by continuing operations	336.7	652.9	220.2
Net cash provided by (used in) discountinued operations	32.8	31.2	(15.1)

Net cash provided by operating activities	369.5	684.1	205.1

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(75.1)	(90.0)	(155.9)
Property operating lease buy-outs	(0.4)	(20.4)	(2.3)
Proceeds from the sale of property and equipment	11.1	3.3	3.5
Proceeds from the disposal of assets held for sale	3.2	-	8.8
Insurance recoveries on property and equipment	3.4	-	-
Cash used in business acquisitions, net of cash acquired	(0.2)	(32.2)	(6.7)
Net change in restricted cash	0.1	9.5	(1.3)
Purchases of restricted investments	-	(2.0)	(13.7)
Proceeds from the sales of restricted investments	5.1	13.0	22.8
Cash received from business divestitures, net of cash relinquished	65.9	49.6	55.1
Other	0.7	(0.4)	(0.2)

Net cash provided by (used in) continuing operations	13.8	(69.6)	(89.9)
Net cash provided by (used in) discontinued operations	0.1	(5.5)	0.3

Net cash provided by (used in) investing activities	13.9	(75.1)	(89.6)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In millions)

(Continued)

	2009	2008	2007
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(136.1)	(58.8)	(644.2)
Repurchase of floating rate senior unsecured notes	(40.9)	(79.0)	-
Repurchase of 7% senior unsecured notes	(33.5)	(99.8)	-
Payment of 9% senior unsecured notes	-	(14.1)	-
Proceeds from revolving credit facility	-	531.0	1,323.0
Payment of revolving credit facility	-	(791.0)	(1,258.0)
Net proceeds (payments) of vehicle floorplan payable - non-trade	(96.8)	8.0	198.7
Proceeds from mortgage facilities	-	-	126.4
Payments of mortgage facilities	(6.9)	(6.4)	(4.0)
Payments of notes payable and long-term debt	(0.6)	(3.5)	(3.6)
Proceeds from the exercise of stock options	24.8	1.0	96.6
Tax benefit from stock options	4.2	0.3	17.7
Other	-	7.0	(1.0)

Net cash used in continuing operations	(285.8)	(505.3)	(148.4)
Net cash provided by (used in) discontinued operations	(34.1)	(26.9)	12.0

Net cash used in financing activities	(319.9)	(532.2)	(136.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63.5	76.8	(20.9)
CASH AND CASH EQUIVALENTS at beginning of period	110.2	33.4	54.3

CASH AND CASH EQUIVALENTS at end of period	$173.7	$110.2	$33.4

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2009, we owned and operated 246 new vehicle franchises from 203 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. All of our automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made by AutoNation in the accompanying Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, and assets held for sale, allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations, and certain assumptions related to stock-based compensation.

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

Inventory

Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Parts, accessories, and other inventory are valued at the lower of acquisition cost (first-in, first-out) or market.

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Expenses (Income), Net in the Consolidated Statements of Operations.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The estimated useful lives are: five to forty years for buildings and improvements and three to twelve years for furniture, fixtures, and equipment.

We continually evaluate property and equipment, including leasehold improvements, to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. We measure impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. See Note 17 of the Notes to Consolidated Financial Statements for information about our fair value measurements.

We recorded $0.7 million during 2009 of non-cash impairment charges related to our property and equipment held and used in continuing operations to reduce the carrying value of these assets to fair market value. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Operations and are reported in the Domestic segment. We recorded $1.0 million during 2008 of non-cash impairment charges related to our property and equipment held and used in continuing operations to reduce the carrying value of these assets to fair market value. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information in Note 20 below.

When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information.

We had assets held for sale of $73.6 million at December 31, 2009, and $39.5 million at December 31, 2008, included in continuing operations. We recorded $1.1 million during 2009 and $2.7 million during 2008 of non-cash impairment charges related to our continuing operations assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information.

We had assets held for sale of $78.2 million at December 31, 2009, and $170.0 million at December 31, 2008 included in discontinued operations. We recorded $22.1 million during 2009 and $1.4 million during 2008 of non-cash impairment charges related to our discontinued operations assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information.

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

Our principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost. The contractual terms of our franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases, manufacturers have undertaken to renew such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult for a manufacturer to terminate or not renew a franchise under these franchise laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. Accordingly, we believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives. Other intangibles are amortized using a straight-line method over their useful lives, generally ranging from three to twenty-nine years.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill and franchise rights assets are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2009, and no goodwill impairment charges resulted from the required goodwill impairment test. We recorded $1.5 million ($0.9 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement as a result of the annual impairment test. This non-cash charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value.

During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. During 2009, we reclassified impairment charges related to franchise rights of $19.1 million ($11.7 million after-tax) that were recorded during 2008 to Loss from Discontinued Operations in our Consolidated Statements of Operations for the year ended December 31, 2008, as the stores associated with these impairment charges were reclassified to discontinued operations in 2009. See Note 5 of the Notes to Consolidated Financial Statements for more information.

Other Assets

Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, deferred tax assets, debt issuance costs, notes receivable, and investments in marketable securities. Debt issuance costs are amortized to Other Interest Expense in the accompanying Consolidated Statements of Operations using the effective interest method through maturity.

Other Current Liabilities

Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, finance and insurance chargeback liabilities, deferred revenue, accrued expenses, and customer deposits. Other current liabilities also include other tax accruals, totaling $1.6 million at December 31, 2009, and $2.0 million at December 31, 2008. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

Employee Savings Plan

We offer a 401(k) plan to all of our employees and provided a matching contribution to certain employees that participated of $4.5 million in 2008 and $5.1 million in 2007. Effective January 1, 2009, we suspended matching contributions on both the 401(k) plan and the deferred compensation plan, discussed below, in light of the current economic conditions.

We offer a deferred compensation plan (the “Plan”) to provide certain employees with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are 100% vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to participants in the Plan of $2.3 million in 2008 and $2.6 million in 2007. We may also make discretionary contributions. Matching contributions vest over two years from the effective date of the employer’s matching contribution, and discretionary contributions vest three years after the effective date of the discretionary contribution. Certain participants in the Plan are not eligible for matching contributions to our 401(k) plan. The balances due to participants in the Plan were $25.1 million as of December 31, 2009, and $22.1 million as of December 31, 2008, and are included in Other Liabilities in the accompanying Consolidated Balance Sheets.

Stock-Based Compensation

Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. The annual stock option awards in 2009 were granted in four equal increments over the year on March 2, June 1, September 1, and December 1, 2009, and have a term of 10 years from the first date of grant in 2009 (i.e., all options granted in 2009 will expire on March 2, 2019) and vest in equal installments over four years commencing on June 1, 2010. Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant.

We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense over the requisite service period of the grants on a straight-line basis. Certain of our equity-based compensation plans contain provisions that

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

provide for vesting of awards upon retirement. Accordingly, the related compensation cost for awards granted subsequent to our adoption on January 1, 2006, of an accounting standard for share-based payments must be recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.

Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards granted in 2008 vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Restricted stock awards granted in 2009 vest in equal installments over four years commencing on June 1, 2010. Compensation cost for restricted stock awards is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible based on the closing price of our common stock on the date of grant.

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

We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements, which are recognized as earned. Certain commissions earned from the sales of finance, insurance, and other protection products are subject to chargebacks should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $48.7 million at December 31, 2009, and $61.0 million at December 31, 2008. See Note 19 of the Notes to Consolidated Financial Statements for a discussion regarding chargeback liabilities.

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

Advertising

We expense the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer credits and other discounts. Manufacturer advertising credits are earned in accordance with the respective manufacturers’ programs, which is typically after we have incurred the corresponding advertising expenses. Advertising expense, net of allowances, was $118.4 million in 2009, $156.8 million in 2008, and $194.1 million in 2007. Advertising allowances from manufacturers were $14.9 million in 2009, $18.8 million in 2008, and $22.9 million in 2007.

Income Taxes

We file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Taxes Assessed by Governmental Authorities

Taxes assessed by governmental authorities that are directly imposed on revenue transactions are excluded from revenue in our Consolidated Financial Statements.

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

New Accounting Pronouncements

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our Consolidated Financial Statements. References to authoritative accounting literature contained in our financial statements are made in accordance with the ASC.

Subsequent Events

In May 2009, the FASB issued an accounting standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have an impact on our Consolidated Financial Statements for the year ended December 31, 2009, as it is our continuing policy to evaluate subsequent events through the date our financial statements are issued. For the annual period ended December 31, 2009, we have evaluated subsequent events through February 17, 2010, which is the date our financial statements were issued and filed with the SEC.

Business Combinations

In December 2007, the FASB issued an accounting standard on business combinations. This accounting standard includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. Under this standard, the acquisition method of accounting must be used for all business combinations and an acquirer must be identified for each business combination. This accounting standard is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this standard effective January 1, 2009, and the adoption did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2009.

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

Our adoption of the provisions of this standard on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements. Our adoption of the provisions of this standard on January 1, 2009, with respect to nonfinancial assets and liabilities, including the valuation of our reporting units for

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the purpose of assessing goodwill impairment, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment (including property held for sale) when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2009. See Note 17 of the Notes to Consolidated Financial Statements for disclosures of our fair value measurements.

2. RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2009	2008
Trade receivables	$85.4	$96.3
Manufacturer receivables	103.4	103.5
Other	29.3	22.2

	218.1	222.0
Less: Allowances	(3.9)	(5.7)

	214.2	216.3
Contracts-in-transit and vehicle receivables	171.2	141.4
Income tax refundable (See Note 11)	23.4	12.5

Receivables, net	$408.8	$370.2

Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory at December 31 are as follows:

	2009	2008
New vehicles	$1,079.9	$1,493.3
Used vehicles	221.8	140.1
Parts, accessories, and other	106.6	124.7

	$1,408.3	$1,758.1

The components of vehicle floorplan payables at December 31 are as follows:

	2009	2008
Vehicle floorplan payable - trade	$1,030.4	$1,360.1
Vehicle floorplan payable - non-trade	357.6	453.4

	$1,388.0	$1,813.5

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

(Continued)

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

Our vehicle floorplan facilities, which utilize LIBOR-based interest rates, averaged 2.6% during 2009 and 4.0% during 2008. At December 31, 2009, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $170.0 million, of which $80.8 million had been borrowed. At December 31, 2009, the aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.3 billion, of which $1.4 billion had been borrowed.

4. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment, net, at December 31 is as follows:

	2009	2008
Land	$829.8	$824.1
Buildings and improvements	1,057.9	1,114.8
Furniture, fixtures, and equipment	474.1	495.9

	2,361.8	2,434.8
Less: accumulated depreciation and amortization	(632.6)	(635.9)

	$1,729.2	$1,798.9

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, at December 31 consist of the following:

	2009	2008
Goodwill	$1,125.1	$1,125.7

Franchise rights - indefinite-lived	$173.4	$173.9
Other intangibles	5.7	7.6

	179.1	181.5
Less: accumulated amortization	(4.3)	(3.8)

Intangible assets, net	$174.8	$177.7

Goodwill

Goodwill is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We completed our annual impairment tests as of April 30, 2009, and no goodwill impairment charges resulted from the required goodwill impairment test. During 2008, we changed our annual goodwill impairment testing date from June 30 to April 30, as this date provides additional time to complete the impairment testing and report the results of those tests in our June 30 Quarterly Report on Form 10-Q. No goodwill impairment charges resulted from the April 30 goodwill impairment test.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

However, during the third quarter of 2008, as a result of the challenging automotive retail environment at that time and the decline in our stock price, we determined that the carrying value of our single reporting unit more likely than not exceeded its fair value. Due to this change in circumstances, we were required to conduct an interim test of our single reporting unit’s goodwill.

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

We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows (DCF) of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. The future cash flows and weighted average cost of capital are estimated by management consistent with a market participant perspective. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is also consistent with a market participant perspective.

Prior to the third quarter of 2008, we had a single reporting unit, and we estimated the fair value of our single reporting unit using both “market” and “income” valuation approaches. The “market” valuation approach estimated our enterprise value, which was comprised of our market capitalization and our debt. The “income” valuation approach estimated our enterprise value using a net present value model, which discounted projected free cash flows (DCF) of our business at a computed weighted average cost of capital as the discount rate. We also considered a control premium that represented the estimated amount an investor would pay for our equity securities to obtain a controlling interest.

During 2008, the requirements of the goodwill impairment testing process were such that, in our situation, if the first step of the impairment testing process indicated that the fair value of the reporting unit was below its carrying value (even by a relatively small amount), the requirements of the second step of the test resulted in a significant decrease in the amount of goodwill recorded on the balance sheet.

This is due to the fact that, prior to our adoption on July 1, 2001, of an accounting standard on business combinations, and in accordance with other applicable accounting standards, we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we were required to assign value to any previously unrecognized identifiable intangible assets (including such franchise rights, which were substantial) even though such amounts were not separately identified on our Consolidated Balance Sheet.

In the third quarter of 2008, as a result of completing the first step of this interim goodwill impairment test, we determined that the carrying value of our single reporting unit exceeded its fair value, which required us to perform the second step of the goodwill impairment test. Due to the fact that we were required to allocate significant value to our franchise rights assets for the purpose of conducting the second step of the impairment testing, but were not permitted to record the franchise rights assets on the balance sheet, the remaining fair value that was allocated to goodwill was significantly reduced. In effect, we were required by the second step of the impairment testing to reduce our goodwill by the amount of our unrecognized franchise rights assets, which were substantial (in addition to other adjustments to goodwill resulting from the impairment testing).

The second step of the goodwill impairment test indicated that goodwill was impaired and we recorded a non-cash goodwill impairment charge of $1.47 billion ($1.25 billion after-tax) during the year ended December 31, 2008.

Additionally, we revised our operating segment structure during the quarter ended September 30, 2008, to have Domestic, Import, and Premium Luxury segments. In connection with this revision to our operating segment structure, we were also required to identify the appropriate reporting units for purposes of testing goodwill for impairment under the revised operating segment structure. Applicable accounting standards define a reporting unit as an operating segment or one level below an operating segment (referred to as a component), and also state that two or more components of an operating segment shall be aggregated and deemed a single

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

reporting unit if the components have similar economic characteristics. We determined that our stores in each of our three operating segments are components, which were then aggregated into three reporting units based on similarities in long-term financial performance expectations, customers, and operating environments of the stores within each segment, among other factors. Accordingly, our segments are also considered our reporting units for the purpose of goodwill impairment testing and we allocated our remaining goodwill (after the aforementioned $1.47 billion non-cash goodwill impairment charge) to our three reporting units based on the relative fair values of those reporting units on the date of this change, determined using a net present value model. Since the resulting carrying value of the Domestic reporting unit exceeded its estimated fair value, we were also required to perform the second step of the goodwill impairment test on the goodwill allocated to the Domestic reporting unit. We recorded an additional non-cash goodwill impairment charge of $140.0 million ($119.0 million after-tax) to write-off a portion of the goodwill assigned to the Domestic reporting unit.

The aggregate non-cash goodwill impairment charge resulting from the aforementioned single reporting unit impairment test and the non-cash impairment charge related specifically to our Domestic reporting unit totaled $1.61 billion ($1.37 billion after-tax), all of which is classified as Goodwill Impairment in the accompanying Consolidated Income Statement during the year ended December 31, 2008.

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2008	$-	$-	$-	$2,713.6	$2,713.6
Accumulated impairment losses	-	-	-	-	-
Acquisitions and other adjustments through September 30, 2008	-	-	-	21.5	21.5
Impairment - Single reporting unit	-	-	-	(1,470.0)	(1,470.0)
Allocations as of September 30, 2008	294.3	500.5	469.6	(1,264.4)	-
Impairment - Domestic	(140.0)	-	-	-	(140.0)
Acquisitions and other adjustments	1.3	-	-	(0.7)	0.6

Goodwill at December 31, 2008	$155.6	$500.5	$469.6	$-	$1,125.7

Acquisitions and other adjustments	0.1	(0.4)	(0.3)	-	(0.6)

Goodwill at December 31, 2009	$155.7	$500.1	$469.3	$-	$1,125.1

Intangible Assets

Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. The impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. We completed our annual impairment tests as of April 30, 2009, and we recorded $1.5 million ($0.9 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. The decline in the fair value of rights under this store’s franchise agreement reflects the underperformance relative to expectations of this store since our acquisition of it, as well as our expectations for the store’s future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. This non-cash impairment charge is classified as Franchise Rights Impairment in the accompanying Consolidated Statements of Operations.

As of December 31, 2009, we had $173.4 million of franchise rights recorded on our Consolidated Balance Sheet, of which $5.3 million was related to Domestic stores, $32.6 million was related to Import stores, and $135.5 million was related to Premium Luxury stores.

We completed our annual impairment test for intangibles with indefinite lives as of April 30, 2008, and during the six months ended June 30, 2008, we recorded $5.1 million ($3.0 million after-tax) of non-cash impairment charges related to rights under certain Import stores’ franchise agreements to reduce the carrying value of those stores’ franchise agreements to estimated fair value.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During the third quarter of 2008, as a result of the challenging automotive retail environment at that time, we also performed an interim impairment test of our rights under franchise agreements prior to testing goodwill for impairment, as noted above. During the third quarter of 2008, we recorded non-cash impairment charges of $20.3 million related to rights under certain Domestic stores’ franchise agreements, $16.2 million related to rights under certain Import stores’ franchise agreements, and $104.9 million related to rights under certain Premium Luxury stores’ franchise agreements, for a total of $141.4 million ($87.7 million after-tax).

For the full year ended December 31, 2008, we recorded a total of $146.5 million ($90.8 million after-tax) of impairment charges associated with franchise rights. During 2009, we reclassified impairment charges of $19.1 million ($11.7 million after-tax) that were recorded during 2008 to Loss from Discontinued Operations in our Consolidated Statements of Operations for the year ended December 31, 2008, as the stores associated with these impairment charges were reclassified to discontinued operations in 2009.

During 2007, we recorded $2.2 million ($1.4 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement to reduce the carrying value of that store’s franchise agreement to estimated fair value. During 2009, we reclassified these impairment charges of $2.2 million ($1.4 million after-tax) that were recorded during 2007 to Loss from Discontinued Operations in our Consolidated Statements of Operations for the year ended December 31, 2007, as the store associated with these impairment charges was reclassified to discontinued operations in 2009.

6. INSURANCE

At December 31, 2009 and 2008, current insurance accruals were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance accruals were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2009	2008

Insurance accruals - current portion	$35.1	$36.8

Insurance accruals - long-term portion	35.6	40.3

Total insurance accruals	$70.7	$77.1

7. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt at December 31 are as follows:

	2009	2008
Floating rate senior unsecured notes, due 2013	$146.1	$194.5

7% senior unsecured notes, due 2014	132.6	172.6

Term loan facility, due 2012	600.0	600.0

Revolving credit facility, due 2012	-	-

Mortgage facility (1)	226.4	233.3

Other debt, due from 2010 to 2025	7.5	58.5

	1,112.6	1,258.9
Less: current maturities	(7.6)	(33.3)

Long-term debt, net of current maturities	$1,105.0	$1,225.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Senior Unsecured Notes and Amended Credit Agreement

At December 31, 2009, we had outstanding $146.1 million of floating rate senior unsecured notes due April 15, 2013, and $132.6 million of 7% senior unsecured notes due April 15, 2014, in each case at par. The floating rate senior unsecured notes bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 102%

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

of principal, at 101% of principal on or after April 15, 2010, and at 100% of principal on or after April 15, 2011. The 7% senior unsecured notes may be redeemed by us currently at 105.25% of principal, at 103.5% of principal on or after April 15, 2010, at 101.75% of principal on or after April 15, 2011, and at 100% of principal on or after April 15, 2012.

During 2009, we repurchased $48.4 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $41.1 million. We also repurchased $40.0 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $34.5 million. We recorded a gain of $13.0 million during 2009 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

During 2008, we repurchased $105.5 million aggregate principal amount of our floating rate senior unsecured notes due April 15, 2013, for an aggregate total consideration of $79.8 million. We also repurchased $127.4 million aggregate principal amount of our 7% senior unsecured notes due April 15, 2014, for an aggregate total consideration of $102.3 million. We recorded a gain of $51.3 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. This gain is classified as Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

Under our amended credit agreement which terminates on July 18, 2012, we have a $700.0 million revolving credit facility that provides for various interest rates on borrowings generally at LIBOR plus 0.725% and a $600.0 million term loan facility bearing interest at a rate equal to LIBOR plus 0.875%. We also have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $64.7 million at December 31, 2009. As of December 31, 2009, we had no borrowings outstanding under the revolving credit facility, leaving $635.3 million of borrowing capacity. As of December 31, 2009, this borrowing capacity was limited under the maximum consolidated leverage ratio contained in our amended credit agreement to approximately $164 million.

The credit spread charged for the revolving credit facility and term loan facility is impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, with stable outlook) and Moody’s (Ba1, with stable outlook). For instance, under the current terms of our amended credit agreement, a one-notch downgrade of our senior unsecured credit rating by either Standard & Poor’s or Moody’s would result in a 25 basis point increase in the credit spread under our term loan facility, a 20 basis point increase in the credit spread under our revolving credit facility, and a 5 basis point increase in the facility fee applicable to our revolving credit facility.

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

At December 31, 2009, we had $226.4 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. In connection with this refinancing, in 2007 we received net proceeds of approximately $126.4 million and recorded $1.0 million of expenses, which are included as a component of Other Interest Expense in the accompanying Consolidated Statements of Operations. Prior to this refinancing, the facility utilized LIBOR-based interest rates, which averaged 6.54% for 2007. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability in the first quarter of 2009. We also recognized a $16.1 million gain on the sale, which is recorded in Other Expenses (Income), Net, and rent expense of $9.1 million, which is recorded in Selling, General, and Administrative Expenses, during the year ended December 31, 2009.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For example, under the amended credit agreement, we are required to remain in compliance with a maximum consolidated leverage ratio (2.75:1), as defined. In March 2008, we amended our credit agreement to provide that non-cash impairment losses associated with goodwill and intangible assets as well as certain other non-cash charges would be excluded from the computation of the maximum consolidated leverage ratio. We are also required to remain in compliance with a maximum capitalization ratio (65%), as defined.

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

At December 31, 2009, aggregate maturities of notes payable and long-term debt, excluding vehicle floorplan payable, were as follows:

Year Ending December 31:
2010	$7.6
2011	8.1
2012	608.6
2013	155.3
2014	142.2
Thereafter	190.8

$1,112.6

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Lease Commitments

We lease real property, equipment, and software under various operating leases, most of which have terms from one to twenty years. We account for leases under related accounting guidance and other authoritative literature.

Expenses under real property, equipment, and software leases were $67.8 million in 2009, $58.6 million in 2008, and $61.3 million in 2007. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2009, are as follows:

Year Ending December 31:
2010	$55.5
2011	55.3
2012	50.7
2013	45.2
2014	40.6
Thereafter	345.0

592.3
Less: sublease rentals	(9.2)

$583.1

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

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. During 2008, we recorded a pre-tax charge of $1.2 million related to an obligation under a lease for which the sublessee did not perform. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. With the exception of the lease related to the charge noted above, we presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $77 million at December 31, 2009. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

At December 31, 2009, surety bonds, letters of credit, and cash deposits totaled $96.4 million, including $64.7 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. Further, we expect that new laws and regulations, particularly at the federal level, in the labor and employment, health care, environmental, and consumer protection areas may be enacted, which could also materially adversely impact our business. We do not have any material known environmental commitments or contingencies.

9. SHAREHOLDERS’ EQUITY

A summary of yearly repurchase activity follows:

(In millions, except per share data)

Years Ended December 31:	Shares Repurchased	Aggregate Purchase Price	Average Purchase Price Per Share
2009	7.7	$135.7	$17.74
2008	3.8	$ 54.1	$14.37
2007	33.2	$645.7	$19.43

In October 2009, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of December 31, 2009, $256.9 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors. Future share repurchases are subject to limitations contained in the indenture relating to our senior unsecured notes.

Our Board of Directors authorized the retirement of 30 million shares of our treasury stock in 2007, which assumed the status of authorized but unissued shares. These retirements had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, and treasury stock accounts have been adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.

We have 5.0 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

We issued 2.4 million shares of common stock in connection with the exercise of stock options during 2009, 0.1 million shares during 2008, and 6.8 million shares during 2007. Proceeds from the exercise of stock options were $24.8 million (average exercise price of $10.41) in 2009, $1.0 million (average exercise price of $10.71) in 2008, and $96.6 million (average exercise price of $14.12) in 2007.

We granted 0.2 million shares of restricted stock during 2009 and 0.2 million shares during 2008 in connection with our annual restricted stock award grant. During 2009, 18,648 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock, as compared to 5,734 shares during 2008.

10. STOCK-BASED COMPENSATION

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

In February 2009, the Executive Compensation Subcommittee (the “Subcommittee”) of the Compensation Committee of our Board of Directors approved annual stock option awards to our named executive officers and other employees under the 2008 Plan. Prior to 2009, the Subcommittee’s practice had been to award stock options during the third quarter with an effective grant date after the public release of the Company’s second-quarter earnings results. For 2009, the Subcommittee modified its practice by approving the

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

annual stock option awards to our named executive officers and other employees in the first quarter and granting the awards in four equal increments over the year, subject to continuous employment through each grant date. The Subcommittee approved a total of 1.2 million employee stock options for 2009. One-fourth of each stock option award that was approved in February 2009 was granted on March 2, 2009, on June 1, 2009, on September 1, 2009, and on December 1, 2009. The options granted on March 2, June 1, September 1, and December 1, 2009, have an exercise price equal to the closing price per share on the grant date ($9.92 on March 2, 2009, $16.99 on June 1, 2009, $18.02 on September 1, 2009, and $17.70 on December 1, 2009). In February 2009, the Subcommittee also approved a total of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 2, 2009.

The AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”) provides for the grant of stock options to our non-employee directors. The exercise price of all stock options granted under the Non-Employee Director Plan is equal to the closing price of our common stock on the trading day immediately prior to the date of grant. In accordance with the terms of the Non-Employee Director Plan, on January 2, 2009, each of our non-employee directors was automatically granted an option to purchase 20,000 shares of our common stock (for a total of 120,000 options) at an exercise price equal to $9.88 per share, the closing price per share of Company common stock on December 31, 2008.

No additional options may be issued under our other stock option plans (“Prior Plans”). Under our Prior Plans, stock options were granted with exercise prices equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant.

Stock Options

Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Stock options granted in 2009 have a term of 10 years from the first date of grant in 2009 (i.e., all options granted in 2009 will expire on March 2, 2019) and vest in equal installments over four years commencing on June 1, 2010. Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant.

We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense over the requisite service period of the grants on a straight-line basis. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, the related compensation cost for awards granted subsequent to our adoption on January 1, 2006, of an accounting standard for share-based payments must be recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.

The following table summarizes the assumptions used relating to the valuation of our stock options during 2009, 2008, and 2007:

	2009	2008	2007
Risk-free interest rate	1.64% - 4.87%	3.24% - 4.87%	3.06% - 4.87%
Expected dividend yield	—	—	—
Expected term	4 - 7 years	4 - 7 years	4 - 7 years
Expected volatility	20% - 52%	20% - 40%	20% - 40%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant with a remaining term equal to the expected term used for stock options granted. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The expected volatility is based on historical volatility, implied volatility, and other factors.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes stock option activity during 2009:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	14.6	$16.01
Granted *	1.3	$15.13
Exercised	(2.4)	$10.41
Forfeited	(0.2)	$17.50
Expired	(1.4)	$15.09

Options outstanding at December 31	11.9	$17.09	6.0	$31.1

Options exercisable at December 31	8.5	$17.58	5.2	$19.3
Options available for future grants at December 31	10.8

* The options granted during 2009, are primarily related to our employee quarterly stock option award grants in March, June, September, and December 2009, and our non-employee director annual stock option award grant in January 2009.

The weighted average grant-date fair value of stock options granted was $7.30 in 2009, $4.31 in 2008, and $7.34 in 2007. The total intrinsic value of stock options exercised was $19.5 million in 2009, $0.3 million in 2008, and $51.7 million in 2007.

Restricted Stock

Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards granted in 2008 vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Restricted stock awards granted in 2009 vest in equal installments over four years commencing on June 1, 2010. Compensation cost for restricted stock awards is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible based on the closing price of our common stock on the date of grant.

The following table summarizes information about vested and unvested restricted stock for 2009:

	Restricted Stock
	Shares (in millions)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	0.2	$10.17
Granted **	0.2	$9.97
Vested	(0.1)	$10.16
Forfeited	-	$-

Nonvested at December 31	0.3	$10.06

** The restricted stock awards granted during 2009 are primarily related to our employee annual restricted stock award grant in March 2009.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Compensation Expense

The following table summarizes the total stock-based compensation expense recognized in selling, general, and administrative expenses in the Consolidated Statements of Operations:

	2009	2008	2007
Stock options (1)	$12.5	$20.6	$15.3
Restricted stock	1.0	0.4	-

Total stock-based compensation expense	$13.5	$21.0	$15.3

(1) Stock-based compensation expense during 2008 includes $5.3 million of additional stock-based compensation expense that was recorded in the second quarter of 2008 to reflect the correction of our expense attribution method to accelerate stock-based compensation expense for employees who were or will become retirement-eligible prior to the stated vesting period of the award.

As of December 31, 2009, there was $12.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $10.5 million relates to stock options and $2.3 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.6 years.

11. INCOME TAXES

The components of the income tax provision (benefit) from continuing operations for the years ended December 31 are as follows:

	2009	2008	2007
Current:
Federal	$47.8	$109.3	$140.5
State	9.8	17.6	23.1
Federal and state deferred	73.3	(267.4)	10.6
Change in valuation allowance, net	-	0.1	-
Adjustments and settlements	(14.1)	(48.6)	(5.3)

Income tax provision (benefit)	$116.8	$(189.0)	$168.9

A reconciliation of the income tax provision (benefit) calculated using the statutory federal income tax rate to our income tax provision (benefit) from continuing operations for the years ended December 31 is as follows:

	2009	%	2008	%	2007	%
Income tax provision (benefit) at statutory rate of 35%	$122.9	35.0	$(490.3)	35.0	$158.5	35.0
Non-deductible expenses	(2.1)	(0.6)	347.6	(24.8)	3.6	0.8
State income taxes, net of federal benefit	12.1	3.5	(10.7)	0.8	12.1	2.7

	132.9	37.9	(153.4)	11.0	174.2	38.5
Change in valuation allowance, net	-	-	0.1	-	-	-
Adjustments and settlements	(14.1)	(4.0)	(35.7)	2.5	(5.3)	(1.2)
Other, net	(2.0)	(0.6)	-	-	-	-

Income tax provision (benefit)	$116.8	33.3	$(189.0)	13.5	$168.9	37.3

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Deferred income tax asset and liability components at December 31 are as follows:

	2009	2008
Deferred income tax assets:
Inventory	$(12.4)	$(10.4)
Receivable reserves	(5.6)	(5.8)
Warranty, chargeback and self-insurance liabilities	(42.5)	(49.8)
Other accrued liabilities	(35.7)	(39.6)
Federal and state tax benefits	(2.0)	(9.9)
Other, net	(25.7)	(39.5)
Loss carryforwards - Federal and state	(16.0)	(17.7)

	(139.9)	(172.7)

Valuation allowances	7.5	9.3
Deferred income tax liabilities:
Long-lived assets (intangibles and property)	74.7	28.9
Other, net	10.2	17.6

	84.9	46.5

Net deferred income tax assets	$(47.5)	$(116.9)

We had $72.1 million of current deferred income tax assets and $24.6 million of non-current deferred income tax liabilities at December 31, 2009, and $65.7 million of current deferred income tax assets and $51.2 million of non-current deferred income tax assets at December 31, 2008. Current deferred income tax assets are classified as Other Current Assets, non-current deferred income tax assets are classified as Other Assets, and non-current deferred income tax liabilities are classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.

Income taxes refundable included in Receivables, net, totaled $23.4 million at December 31, 2009, and $12.5 million at December 31, 2008.

At December 31, 2009, we had $1.9 million of federal capital loss carryforwards, $272.6 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $5.6 million of state tax credits, all of which result in a deferred tax asset of $16.0 million and expire from 2010 through 2030. At December 31, 2009, we had $7.5 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the acquisition method of accounting.

During 2009, we completed a restructuring of certain of our subsidiaries, a consequence of which was the elimination of a deferred tax liability of $12.7 million, which was reflected as a benefit in our tax provision for the three months ended December 31, 2009.

During 2008, our unrecognized tax benefits were reduced by approximately $35 million (net of tax effect) as a result of the expiration of a statute of limitations in October 2008.

During 2007, we recognized $12.0 million related to the resolution of certain income tax matters, changes in certain state tax laws, and other adjustments.

We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. During the fourth quarter of 2009, the IRS concluded its examination of tax year 2005, which resulted in a refund of $2.3 million. Currently, the IRS is auditing the tax year 2006. This audit may result in proposed assessments

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

We adopted the provisions of a standard for the accounting for uncertainty in income taxes on January 1, 2007. This accounting standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. This standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of this standard, we recognized an increase of approximately $2 million (net of tax effect) in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
Balance at January 1	$9.6	$35.3	$41.8
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	-	-	2.4
Reductions for tax positions of prior years	(7.1)	(25.5)	(7.1)
Settlements	-	(0.2)	(1.8)

Balance at December 31	$2.5	$9.6	$35.3

As of December 31, 2009, we have accumulated interest and penalties associated with these unrecognized tax benefits of $3.1 million, of which $0.5 million of interest was accrued during 2009. We additionally have a deferred tax asset of $2.0 million related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset is $3.6 million, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Assets and Other Liabilities in the Consolidated Balance Sheets.

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.3 million during 2009, $0.8 million during 2008, and $3.6 million during 2007 (each net of tax effect), of interest and no penalties as part of the provision for income taxes in the Consolidated Statements of Operations.

We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2010.

12. EARNINGS (LOSS) PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31:

	2009	2008	2007
Weighted average shares outstanding used to calculate basic earnings per share	176.5	177.8	198.3
Effect of dilutive stock-based awards	0.8	-	1.7

Weighted average common and common equivalent shares used to calculate diluted earnings per share	177.3	177.8	200.0

Anti-dilutive options totaling 8.1 million for the year ended December 31, 2009 have been excluded from the computation of diluted earnings per share. For year ended December 31, 2008, no options or restricted stock were included in the computation of diluted loss per share because we reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive. Anti-dilutive options totaling 6.6 million for 2007 have been excluded from the computation of diluted earnings (loss) per share.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We received proceeds (net of cash relinquished) of $65.9 million during 2009, $49.6 million during 2008, and $55.1 million during 2007 related to discontinued operations.

Changes in the number of stores not yet sold or closed in discontinued operations during 2009 are as follows:

Number of Stores Not Yet Sold or Closed in Discontinued Operations
Stores not yet sold or closed in discontinued operations at December 31, 2008	-

Classified as discontinued operations during 2009 (1)	28

Reclassified to continuing operations during 2009 (2)	(1)

Sold or closed during 2009	(27)

Stores not yet sold or closed in discontinued operations at December 31, 2009	-

(1)	Five of the stores classified as discontinued operations were Chrysler stores that were closed in connection with the Chrysler bankruptcy, and three of the stores were General Motors stores that we agreed to close in connection with the General Motors bankruptcy. Chrysler terminated the franchise rights associated with a total of seven stores, however, two of those stores did not meet the criteria to be classified as discontinued operations due to the expected migration of certain revenues associated with those stores to other continuing operations stores. We agreed to close a total of four General Motors dealerships, however, one of such dealerships had a Chrysler franchise that was terminated by Chrysler and is included in the five Chrysler stores referenced above.

(2)	During the third quarter of 2009, we reclassified a Chrysler store that was classified as a discontinued operation in the second quarter of 2009 to continuing operations due to management’s decision to retain this store.

The accompanying Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information in Note 20 below. Selected income statement data for our discontinued operations is as follows:

	2009	2008	2007
Total revenue	$257.8	$912.0	$1,565.7

Pre-tax income (loss) from discontinued operations (3)	$(15.9)	$(30.8)	$2.2

Pre-tax gain (loss) on disposal of discontinued operations	(37.4)	(11.4)	4.2

	(53.3)	(42.2)	6.4
Income tax expense (benefit)	(17.1)	(11.5)	11.7

Loss from discontinued operations, net of income taxes	$(36.2)	$(30.7)	$(5.3)

(3)	Although there were no stores in discontinued operations as of December 31, 2009, pre-tax loss from discontinued operations in 2009 includes operational losses for stores in discontinued operations that were operating for a portion of 2009, as well as carrying costs for items such as maintenance, security, rent, and landscaping, among others, for real estate we have not yet sold related to stores that have been closed.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	December 31, 2009 (4)	December 31, 2008
Inventory	$0.4	$119.4
Other current assets	0.8	21.3
Property and equipment, net	78.2	170.0
Goodwill	3.9	28.7
Other non-current assets	0.2	7.9

Total assets	$83.5	$347.3

Vehicle floorplan payable-trade	$0.1	$81.4
Vehicle floorplan payable-non-trade	-	34.1
Other current liabilities	5.4	20.6

Total liabilities	$5.5	$136.1

(4)	The assets and liabilities remaining in discontinued operations at December 31, 2009, primarily represent real estate we have not yet sold related to stores that have been closed, as well as other miscellaneous items that are in the process of being settled or otherwise disposed.

Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

14. ACQUISITIONS

We acquired various automotive retail franchises and related assets during the years ended December 31, 2009, 2008, and 2007. We paid in cash approximately $0.2 million in 2009, $32.2 million in 2008, and $6.7 million in 2007 for automotive retail acquisitions. During 2009, we acquired one automotive retail franchise and other related assets, three in 2008, and ten in 2007.

We anticipate that substantially all of the goodwill recorded in 2009, 2008, and 2007 will be deductible for federal income tax purposes.

The business combinations in 2009, 2008, and 2007 were not material individually or in the aggregate to our financial condition or results of operations.

15. RELATED PARTY TRANSACTIONS

It is our policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third-party.

In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquires 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. Also a party to both the Honda and Toyota Agreements is ESL, our largest shareholder. As of February 12, 2010, ESL beneficially owned approximately 47% of the outstanding shares of our common stock.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between Toyota and the Company in the event that ESL acquires 50% or more of our common stock. If ESL acquires more than 50% of our common stock, ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within nine (9) months or its voting interest will be limited to 25%, and if ESL does not divest such shares within eighteen (18) months, it will lose all voting rights until it divests such shares. The terms and conditions of the Toyota Agreement will only apply at such time and for so long as ESL owns more than 50% of our common stock, and, pursuant to an amendment to the original Toyota Agreement, will terminate on December 31, 2010, with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions, and Toyota shall not unreasonably withhold or delay its consent thereto.

In addition, in January 2009, our Board authorized and approved a separate letter agreement between the Company and ESL (the “ESL Agreement”) in which ESL agreed to vote shares of our common stock owned by ESL in excess of 45% in the same proportion as all non-ESL-owned shares were voted. The ESL Agreement expired on January 28, 2010, pursuant to its terms.

We have also entered into separate letter agreements with certain other manufacturers that eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. ESL is not a party to any of those agreements.

There were no other material transactions with related parties in the years ended December 31, 2009, 2008, or 2007.

16. CASH FLOW INFORMATION

We consider all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.

We made interest payments of $80.5 million in 2009, $178.2 million in 2008, and $250.8 million in 2007 including interest on vehicle inventory financing. We made income tax payments of $58.2 million in 2009, $99.9 million in 2008, and $147.9 million in 2007.

17. FAIR VALUE MEASUREMENTS

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

•

Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. The carrying amount and fair value of our investments in marketable securities totaled $3.1 million at December 31, 2009, and $6.8 million at December 31, 2008.

•

Fixed rate debt: The fair value of fixed rate debt is based on an estimated amount that would be paid to transfer the debt to a credit-equivalent market participant at the measurement date. The carrying amounts of our fixed rate debt primarily consisting of amounts outstanding under our senior unsecured notes and mortgages totaled $366.5 million at December 31, 2009, and $465.1 million at December 31, 2008, with a fair value of $353.3 million in 2009 and $377.8 million in 2008.

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

Effective January 1, 2009, we adopted the provisions of accounting standards for fair value measurements for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair value less cost to sell of assets held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s fair value less cost to sell (increase or decrease) are reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale.

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the year ended December 31, 2009:

	Fair Value Measurements Using			Gain/(Loss)
Description	Level 1	Level 2	Level 3
Franchise rights	$-	$-	$2.9	$(1.5)

Long-lived assets held and used	$-	$-	$0.1	$(0.7)

Long-lived assets held for sale:
Continuing operations	$-	$-	$33.8	$(1.1)
Discontinued operations	-	-	93.4	(22.1)

Total long-lived assets held for sale	$-	$-	$127.2	$(23.2)

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2009, no impairment charge was recorded for the carrying value of goodwill in accordance with accounting guidance for goodwill and other intangible assets. Rights under an Import store’s franchise agreement with a carrying amount of $4.4 million were written down to an estimated fair value of $2.9 million, resulting in a non-cash impairment charge of $1.5 million, which was included in Franchise Rights Impairment during 2009 and as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. See Note 5 of the Notes to Consolidated Financial Statements for information on how fair value measurements are derived for our goodwill and franchise rights.

In accordance with the provisions of accounting guidance for the impairment or disposal of long-lived assets, during 2009, long-lived assets held and used in continuing operations with a carrying amount of $0.8 million were written down to their fair value of $0.1 million, resulting in a non-cash impairment charge of $0.7 million, which was included in Other Expenses (Income), Net in our Consolidated Statements of Operations and as a component of Domestic Segment Income (Loss) of our segment information.

Long-lived assets held for sale in continuing operations with a carrying amount of $33.2 million were written down to their fair value of $31.9 million, resulting in a non-cash impairment charge of $1.3 million. Additionally, an adjustment of $0.2 million was recorded to long-lived assets held for sale with a carrying amount of $1.7 million as a result of an increase in the asset group’s fair value. The adjustment was limited to the carrying amount of $1.9 million at the time the long-lived asset group was initially classified as held for sale. These amounts were included in Other Expenses (Income), Net in our Consolidated Statements of Operations and as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information.

During 2009, long-lived assets held for sale in discontinued operations with a carrying amount of $115.5 million were written down to their fair value of $93.4 million, resulting in a non-cash impairment charge of $22.1 million, which related to certain of our discontinued operations stores and was included in Loss from Discontinued Operations and as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information.

The fair value measurements for our long-lived assets were based on Level 3 inputs obtained from third-party real estate valuation sources.

18. BUSINESS AND CREDIT CONCENTRATIONS

We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2009, approximately 47% of our new vehicle revenue was generated by our stores in California and Florida. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $103.4 million at December 31, 2009, and $103.5 million at December 31, 2008. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.

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

On April 30, 2009, Chrysler and several of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). In connection with the bankruptcy, Chrysler filed, and the bankruptcy court approved, a dealer consolidation plan to close approximately 789 dealerships, including seven of our Chrysler dealerships. The bankruptcy court also approved the sale of certain Chrysler assets to a new company, Chrysler Group LLC, that will operate the reorganized Chrysler business. On June 10, 2009, Chrysler completed the sale, and under the terms approved by the bankruptcy court, the autoworkers’ union retirement health care trust received approximately 55% of the equity in the new company, Fiat approximately 20% (Fiat’s

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

equity interest will increase in increments by up to a total of 35% in the event that certain milestones are achieved), the U.S. Treasury approximately 8%, and the government of Canada approximately 2%. Chrysler Group LLC assumed our remaining Chrysler franchise agreements under which we will continue to operate our remaining Chrysler dealerships that were not terminated in the bankruptcy. As of December 31, 2009, we had nine Chrysler dealerships.

On June 1, 2009, General Motors and several of its affiliates also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In connection with the bankruptcy, we entered into wind-down agreements with General Motors pursuant to which we agreed to close four of our dealerships by October 2010 in exchange for certain wind-down payments. At the same time, we entered into participation agreements under which our remaining General Motors dealerships will continue to operate as franchisees of the new General Motors formed as a result of the bankruptcy. Certain of our dealerships with multiple General Motors franchises entered into a participation agreement as to certain franchises and a wind-down agreement as to other franchises (such as Pontiac, which General Motors is discontinuing as part of the bankruptcy). On July 5, 2009, the bankruptcy court approved General Motors’ plan to sell certain assets to a new company, General Motors Company, that will operate the reorganized General Motors business, and, on July 10, 2009, General Motors completed the sale. Under the terms approved by the bankruptcy court, the U.S. Treasury received approximately 61% of the equity in the new company, the autoworkers’ union retirement health care trust approximately 17%, the governments of Canada and Ontario approximately 12%, and the old General Motors bondholders approximately 10%. During the third quarter of 2009, we closed all four General Motors dealerships referenced above. As of December 31, 2009, we had 36 General Motors dealerships.

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

Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2009, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

19. CHARGEBACK RESERVES

We may be charged back for commissions related to financing, insurance, or vehicle protection products in the event of early termination of the contracts by customers (“chargebacks”). These commissions are recorded at the time of the sale of the vehicles, net of an estimated liability for chargebacks. The following is a rollforward of our estimated chargeback liability for each of the three years presented in our Consolidated Financial Statements:

	2009	2008	2007
Balance - January 1	$61.0	$62.5	$70.1
Add: Provisions	28.1	49.8	45.7
Deduct: Chargebacks	(40.4)	(51.3)	(53.3)

Balance - December 31	$48.7	$61.0	$62.5

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20. SEGMENT INFORMATION

At December 31, 2009 and 2008, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

At December 31, 2007, we had a single operating segment. The realignment to three operating and reportable segments in 2008 had no effect on our previously reported consolidated results of operations, financial position, or cash flows. In connection with this change, we reclassified historical amounts to conform to the segment presentation discussed above.

“Corporate and other” is comprised of our other businesses, including collision centers, E-commerce activities, and an auction operation, each of which generates revenues, as well as unallocated corporate overhead expenses and retrospective commissions for certain financing and insurance transactions that we arrange under agreements with third parties.

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

Reportable segment revenues, segment income (loss), floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Revenues:
Domestic	$3,450.2	$4,356.6	$5,830.2
Import	4,126.0	5,280.5	6,194.6
Premium Luxury	3,073.1	3,629.5	4,248.9
Corporate and other	108.5	109.8	111.5

Total revenues	$10,757.8	$13,376.4	$16,385.2

	Years Ended December 31,
	2009	2008	2007
Segment income (loss)*:
Domestic	$105.5	$109.1	$199.4
Import	175.1	184.5	246.1
Premium Luxury	175.5	183.7	225.3
Corporate and other	(82.0)	(1,838.1)	(105.9)

Total segment income (loss)	374.1	(1,360.8)	564.9

Other interest expense	(42.6)	(89.4)	(114.1)
Gain on senior note repurchases	13.0	51.3	-
Interest income	1.1	2.2	3.4
Other gains (losses), net	5.4	(4.7)	(1.3)

Income (loss) from continuing operations before income taxes	$351.0	$(1,401.4)	$452.9

*Segment income (loss) is defined as operating income (loss) less floorplan interest expense.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Years Ended December 31,
	2009	2008	2007
Floorplan interest expense:
Domestic	$(15.7)	$(34.7)	$(55.8)
Import	(10.2)	(30.6)	(45.3)
Premium Luxury	(9.3)	(19.6)	(25.9)
Corporate and other	(0.9)	3.8	8.9

Total floorplan interest expense	$(36.1)	$(81.1)	$(118.1)

	Years Ended December 31,
	2009	2008	2007
Depreciation and amortization:
Domestic	$21.6	$22.4	$23.1
Import	19.8	20.1	19.8
Premium Luxury	17.7	16.6	14.5
Corporate and other	18.4	25.9	26.6

Total depreciation and amortization	$77.5	$85.0	$84.0

	Years Ended December 31,
	2009	2008
Assets:
Domestic	$1,251.4	$1,405.1
Import	1,249.2	1,410.6
Premium Luxury	1,023.9	1,036.5
Corporate and other:
Goodwill	1,125.1	1,125.7
Franchise rights	173.4	173.9
Other Corporate and other assets	584.3	862.3

Total assets	$5,407.3	$6,014.1

	Years Ended December 31,
	2009	2008	2007
Capital expenditures:
Domestic	$10.7	$25.1	$14.0
Import	11.7	48.3	24.4
Premium Luxury	45.0	32.6	104.1
Corporate and other:	8.1	4.4	15.7

Total capital expenditures	$75.5	$110.4	$158.2

As discussed in Note 5 of the Notes to Consolidated Financial Statements, we recorded non-cash goodwill impairment charges of $1.61 billion ($1.37 billion, net of tax) and non-cash impairment charges of $146.5 million ($90.8 million after-tax) related to our franchise rights intangible assets during 2008. These non-cash impairment charges are recorded in “Corporate and other.” We reclassified impairment charges related to franchise rights of $19.1 million ($11.7 million after-tax) that were recorded during 2008 to Loss from Discontinued Operations in our Consolidated Statements of Operations as the stores associated with these impairment charges were reclassified to discontinued operations during 2009.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21. QUARTERLY INFORMATION (UNAUDITED)

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

The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 2009 and 2008.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2009	$2,412.2	$2,614.9	$2,915.7	$2,815.0
	2008	$3,745.5	$3,674.6	$3,359.3	$2,597.0

Gross profit	2009	$459.2	$477.3	$515.0	$477.3
	2008	$627.1	$607.8	$559.8	$456.1

Operating income (loss) (1)	2009	$95.5	$101.1	$118.6	$95.0
	2008	$143.3	$133.6	$(1,624.7)	$68.1

Income (loss) from continuing operations (1)	2009	$52.9	$54.1	$64.8	$62.4
	2008	$54.9	$55.1	$(1,395.8)	$73.4

Net income (loss) (1)	2009	$34.6	$36.7	$65.0	$61.7
	2008	$50.7	$51.8	$(1,412.7)	$67.1

Basic earnings (loss) per share from continuing operations (1) (2)	2009	$0.30	$0.30	$0.36	$0.36
	2008	$0.31	$0.31	$(7.90)	$0.42

Diluted earnings (loss) per share from continuing operations (1) (2)	2009	$0.30	$0.30	$0.36	$0.36
	2008	$0.30	$0.31	$(7.90)	$0.42

(1)	During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. See Note 5 of the Notes to Consolidated Financial Statements for more information. We reclassified impairment charges related to franchise rights of $19.1 million ($11.7 million after-tax) that were recorded during 2008 to Loss from Discontinued Operations in our Consolidated Statements of Operations as the stores associated with these impairment charges were reclassified to discontinued operations during 2009.

(2)	Quarterly basic and diluted earnings (loss) per share from continuing operations may not equal total earnings per share for the year as reported in the Consolidated Statements of Operations due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.

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

We continue to centralize certain key store-level accounting and administrative activities, which we expect will streamline our internal control over financial reporting. The initial or “core” phase consisted of implementing a standard data processing platform in the store and centralizing to a shared services center certain key accounting processes (non-inventory accounts payable, bank account reconciliations, and certain accounts receivable). We have implemented the core phase in substantially all of our stores.

We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 42 of our 203 stores as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.

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

The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

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
February 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. JACKSON Michael J. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 17, 2010

/s/ MICHAEL J. SHORT Michael J. Short	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2010

/s/ MICHAEL J. STEPHAN Michael J. Stephan	Vice President – Corporate Controller (Principal Accounting Officer)	February 17, 2010

/s/ RICK L. BURDICK Rick L. Burdick	Director	February 17, 2010

/s/ WILLIAM C. CROWLEY William C. Crowley	Director	February 17, 2010

/s/ DAVID B. EDELSON David B. Edelson	Director	February 17, 2010

/s/ KIM C. GOODMAN Kim C. Goodman	Director	February 17, 2010

/s/ ROBERT R. GRUSKY Robert R. Grusky	Director	February 17, 2010

/s/ MICHAEL E. MAROONE Michael E. Maroone	Director	February 17, 2010

/s/ CARLOS A. MIGOYA Carlos A. Migoya	Director	February 17, 2010

EXHIBIT INDEX

	Exhibit Description	Form	Incorporated by Reference
Exhibit Number			File Number	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99

3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	2/8/08

4.1	Indenture, dated April 12, 2006 (the “2006 Indenture”), relating to the issuance of $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014.	8-K	001-13107	4.1	4/28/06

4.2	Supplemental Indenture, dated August 17, 2006, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	S-4	333-136949	4.7	8/29/06

4.3	Supplemental Indenture, dated January 24, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.9	2/28/08

4.4	Supplemental Indenture, dated March 19, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.10	2/28/08

4.5	Supplemental Indenture, dated October 18, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.11	2/28/08

4.6	Supplemental Indenture, dated March 11, 2008, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.2	4/25/08

4.7	Supplemental Indenture, dated August 12, 2008, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.1	11/7/08

4.8	Supplemental Indenture, dated February 6, 2009, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.1	4/24/09

4.9*	Supplemental Indenture, dated February 8, 2010, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.

4.10	Form of floating rate senior unsecured notes due 2013 (included in Exhibit 4.1).	S-4	333-136949	4.7	8/29/06

4.11	Form of 7% senior unsecured notes due 2014 (included in Exhibit 4.1).	S-4	333-136949	4.7	8/29/06

4.12	First Amendment, dated April 12, 2006, to Five-year Credit Agreement, dated July 14, 2005, amending and restating the Five-year Credit Agreement (the “Amended Credit Agreement”).	8-K	001-13107	10.1	4/28/06

4.13	Second Amendment, dated July 18, 2007, to the Amended Credit Agreement.	10-Q	001-13107	4.1	10/25/07

4.14	Third Amendment, dated March 26, 2008, to the Amended Credit Agreement.	10-Q	001-13107	4.1	4/25/08

4.15	Registration Rights Agreement dated April 12, 2006, between AutoNation, the Guarantors named therein and the Initial Purchasers named therein, relating to the $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014.	S-4	333-136949	4.10	8/29/06

4.16	AutoNation is a party to certain long-term debt agreements where the amount involved does not exceed 10% of AutoNation’s total assets. AutoNation agrees to furnish a copy of any such agreements to the Commission upon request.

EXHIBIT INDEX

	Exhibit Description	Form	Incorporated by Reference
Exhibit Number			File Number	Exhibit	Filing Date

10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date.	10-Q	001-13107	10.2	8/14/00

10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99

10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06

10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07

10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07

10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	10-K	001-13107	10.6	2/17/09

10.7	Employment Agreement dated July 25, 2007, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer.	8-K	001-13107	10.1	7/26/07

10.8	Employment Agreement dated July 25, 2007, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.	8-K	001-13107	10.2	7/26/07

10.9	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07

10.10	AutoNation, Inc. Senior Executive Incentive Bonus Plan.	10-K	001-13107	10.18	2/28/07

10.11	AutoNation, Inc. 2008 Employee Equity and Incentive Plan.	10-Q	001-13107	10.1	4/25/08

10.12	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock options plans other than the 2008 Employee Equity and Incentive Plan.	10-K	001-13107	10.12	2/24/05

10.13	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.16	2/17/09

10.14	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.17	2/17/09

10.15	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.4	3/31/09

10.16	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.5	3/31/09

10.17	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09

10.18	Toyota Agreement, dated January 28, 2009, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.2	1/29/09

10.19	ESL Agreement, dated January 28, 2009, between AutoNation, Inc. and ESL Investments, Inc. (on behalf of itself and certain investment affiliates of ESL Investments, Inc.)	8-K	001-13107	10.3	1/29/09

10.20	Extension Agreement, dated November 23, 2009, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.2	11/24/09

EXHIBIT INDEX

	Exhibit Description	Form	Incorporated by Reference
Exhibit Number			File Number	Exhibit	Filing Date

21.1*	Subsidiaries of AutoNation, Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	Filed herewith
**	Furnished herewith

Exhibits 10.1 through 10.16 are management contracts or compensatory plans, contracts, or arrangements.