Form 10-Q
period 2010-03-31
AUTONATION, INC.
filed 2010-04-23
CIK 350698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 19, 2010, the registrant had 168,208,845 shares of common stock outstanding.

AUTONATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160.8	$173.6
Receivables, net	403.3	407.2
Inventory	1,512.4	1,400.9
Other current assets	254.6	279.1

Total Current Assets	2,331.1	2,260.8

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $648.2 million and $628.3 million, respectively	1,728.0	1,719.4
GOODWILL, NET (Note 4)	1,128.5	1,124.7
OTHER INTANGIBLE ASSETS, NET (Note 4)	183.3	174.8
OTHER ASSETS	130.2	127.6

Total Assets	$5,501.1	$5,407.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,088.4	$1,023.8
Vehicle floorplan payable - non-trade	338.6	357.6
Accounts payable	167.5	151.9
Notes payable and current maturities of long-term obligations	7.7	7.6
Other current liabilities	322.8	322.5

Total Current Liabilities	1,925.0	1,863.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,103.0	1,105.0
DEFERRED INCOME TAXES	29.2	24.6
OTHER LIABILITIES	116.6	111.1
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at March 31, 2010, and December 31, 2009, including shares held in treasury	1.9	1.9
Additional paid-in capital	476.0	480.2
Retained earnings	2,276.2	2,221.0
Accumulated other comprehensive loss	(0.1)	-
Treasury stock, at cost; 23,708,632 and 21,830,744 shares held, respectively	(426.7)	(399.9)

Total Shareholders’ Equity	2,327.3	2,303.2

Total Liabilities and Shareholders’ Equity	$5,501.1	$5,407.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue:
New vehicle	$1,465.5	$1,185.1
Used vehicle	734.6	590.5
Parts and service	539.8	535.0
Finance and insurance, net	95.6	76.8
Other	11.7	13.4

TOTAL REVENUE	2,847.2	2,400.8

Cost of Sales:
New vehicle	1,362.1	1,111.4
Used vehicle	668.1	527.0
Parts and service	302.0	300.0
Other	4.8	6.1

TOTAL COST OF SALES	2,337.0	1,944.5

Gross Profit:
New vehicle	103.4	73.7
Used vehicle	66.5	63.5
Parts and service	237.8	235.0
Finance and insurance	95.6	76.8
Other	6.9	7.3

TOTAL GROSS PROFIT	510.2	456.3

Selling, general, and administrative expenses	375.4	352.3
Depreciation and amortization	18.9	19.8
Other expenses (income), net	1.2	(10.8)

OPERATING INCOME	114.7	95.0

Floorplan interest expense	(9.7)	(9.9)
Other interest expense	(9.0)	(11.8)
Gain on senior note repurchases	-	11.9
Interest income	0.2	0.3
Other losses, net	(0.2)	(1.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	96.0	83.9
INCOME TAX PROVISION	37.6	31.3

NET INCOME FROM CONTINUING OPERATIONS	58.4	52.6
Loss from discontinued operations, net of income taxes	(3.2)	(18.0)

NET INCOME	$55.2	$34.6

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.34	$0.30
Discontinued operations	$(0.02)	$(0.10)
Net income	$0.32	$0.20
Weighted average common shares outstanding	170.7	176.8

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.34	$0.30
Discontinued operations	$(0.02)	$(0.10)
Net income	$0.32	$0.20

Weighted average common shares outstanding	171.7	177.0

COMMON SHARES OUTSTANDING, net of treasury stock	169.9	177.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2009	193,562,149	$1.9	$480.2	$2,221.0	$-	$(399.9)	$2,303.2
Exercise of stock options and issuance of other stock-based awards, including income tax benefit of $0.1	-	-	(10.2)	-	-	10.5	0.3
Purchases of treasury stock	-	-	-	-	-	(37.3)	(37.3)
Stock-based compensation expense	-	-	6.0	-	-	-	6.0
Other comprehensive income	-	-	-	-	(0.1)	-	(0.1)
Net income	-	-	-	55.2	-	-	55.2

BALANCE AT MARCH 31, 2010	193,562,149	$1.9	$476.0	$2,276.2	$(0.1)	$(426.7)	$2,327.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2010	2009
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$55.2	$34.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	3.2	18.0
Depreciation and amortization	18.9	19.8
Amortization of debt issue costs and discounts	0.6	1.3
Stock-based compensation expense	6.0	3.8
Deferred income tax provision	4.6	6.5
Non-cash impairment charges	0.9	0.5
Gain on senior note repurchases	-	(11.9)
Gain on corporate headquarters sale-leaseback	-	(7.6)
Net loss (gain) on asset sales and dispositions	0.3	(1.6)
Other	0.5	(2.7)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	2.2	41.7
Inventory	(107.8)	249.8
Other assets	3.8	16.4
Vehicle floorplan payable-trade, net	64.6	(247.2)
Accounts payable	15.6	(2.7)
Other liabilities	0.6	2.1

Net cash provided by continuing operations	69.2	120.8
Net cash provided by discontinued operations	0.4	3.0

Net cash provided by operating activities	69.6	123.8

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(14.1)	(20.4)
Proceeds from the sale of property and equipment	-	4.3
Proceeds from assets held for sale	-	0.9
Insurance recoveries on property and equipment	1.8	-
Cash used in business acquisitions, net of cash acquired	(12.5)	(0.2)
Net change in restricted cash	-	0.1
Proceeds from the sale of restricted investments	0.8	2.4
Cash received from business divestitures, net of cash relinquished	2.9	5.6
Other	-	0.3

Net cash used in continuing operations	(21.1)	(7.0)
Net cash used in discontinued operations	(0.3)	-

Net cash used in investing activities	(21.4)	(7.0)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Continued)

	Three Months Ended March 31,
	2010	2009
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Purchases of treasury stock	(37.3)	-
Repurchase of floating rate senior unsecured notes	-	(25.8)
Repurchase of 7% senior unsecured notes	-	(33.5)
Net payments of vehicle floor plan payable - non-trade	(22.1)	(100.7)
Payments of mortgage facilities	(1.8)	(1.7)
Payments of long-term debt	(0.1)	(0.4)
Proceeds from the exercise of stock options	0.2	0.2
Tax benefit from stock options	0.1	-

Net cash used in continuing operations	(61.0)	(161.9)
Net cash used in discontinued operations	-	(3.3)

Net cash used in financing activities	(61.0)	(165.2)

DECREASE IN CASH AND CASH EQUIVALENTS	(12.8)	(48.4)
CASH AND CASH EQUIVALENTS at beginning of period	173.6	110.1

CASH AND CASH EQUIVALENTS at end of period	$160.8	$61.7

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1. INTERIM FINANCIAL STATEMENTS

Business and Basis of Presentation

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2010, we owned and operated 249 new vehicle franchises from 204 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31, 2010	December 31, 2009
Trade receivables	$85.8	$85.0
Manufacturer receivables	96.5	103.1
Other	25.5	29.0

	207.8	217.1
Less: Allowances	(3.7)	(3.9)

	204.1	213.2
Contracts-in-transit and vehicle receivables	176.7	170.6
Income tax refundable (See Note 6)	22.5	23.4

Receivables, net	$403.3	$407.2

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory are as follows:

	March 31, 2010	December 31, 2009
New vehicles	$1,147.2	$1,074.1
Used vehicles	258.3	221.1
Parts, accessories, and other	106.9	105.7

	$1,512.4	$1,400.9

The components of vehicle floorplan payables are as follows:

	March 31, 2010	December 31, 2009
Vehicle floorplan payable - trade	$1,088.4	$1,023.8
Vehicle floorplan payable - non-trade	338.6	357.6

	$1,427.0	$1,381.4

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

Our vehicle floorplan facilities, which utilize LIBOR-based interest rates, averaged 2.7% for the three months ended March 31, 2010, and 2.4% for the three months ended March 31, 2009. At March 31, 2010, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $170.0 million, of which $45.0 million had been borrowed. At March 31, 2010, the aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.2 billion, of which $1.4 billion had been borrowed.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets, net, consist of the following:

	March 31, 2010	December 31, 2009
Goodwill	$1,128.5	$1,124.7

Franchise rights - indefinite-lived	$182.0	$173.4
Other intangibles	5.7	5.7

	187.7	179.1
Less: accumulated amortization	(4.4)	(4.3)

Other intangibles assets, net	$183.3	$174.8

Goodwill

Goodwill is tested for impairment annually on April 30 or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. During 2009, no goodwill impairment charges resulted from the required goodwill impairment test completed as of April 30, 2009. The test for goodwill impairment is a two-step approach. The first step of the goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. If so, the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss.

We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. The future cash flows and weighted average cost of capital are estimated by management consistent with a market participant perspective. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is also consistent with a market participant perspective.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the three months ended March 31, 2010, were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2010	$155.3	$500.1	$469.3	$-	$1,124.7
Acquisitions and other adjustments	0.4	3.4	-	-	3.8

Goodwill at March 31, 2010	$155.7	$503.5	$469.3	$-	$1,128.5

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

5. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
Floating rate senior unsecured notes due 2013	$146.1	$146.1
7% senior unsecured notes due 2014	132.6	132.6
Term loan facility due 2012	600.0	600.0
Revolving credit facility due 2012	-	-
Mortgage facility (1)	224.6	226.4
Other debt due from 2010 to 2025	7.4	7.5

	1,110.7	1,112.6

Less: current maturities	(7.7)	(7.6)

Long-term debt, net of current maturities	$1,103.0	$1,105.0

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Debt Refinancing

On March 31, 2010, we (1) commenced cash tender offers (referred to as the “tender offers”) to purchase any and all of our outstanding Floating Rate Notes due 2013 and 7% Senior Notes due 2014 (these two series of notes are referred to as the “old notes”), (2) commenced related solicitations of consents from the holders of the old notes to certain amendments to the indenture for the old notes, (3) commenced a public offering (referred to as the “debt offering”) of $400.0 million aggregate principal amount of senior unsecured notes due 2018 (referred to as the “new notes” or the “6.75% Senior Notes due 2018”), and (4) announced our intention to amend and extend our credit agreement (we refer to our credit agreement, as it was prior to its amendment on April 14, 2010, as the “prior credit agreement”).

Subsequently, also on March 31, 2010, we priced the new notes at 98.488% of the $400.0 million aggregate principal amount with an interest rate equal to 6.75% and a maturity date of April 15, 2018, providing for a yield to maturity of 7.0%.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On April 14, 2010, we (1) accepted for payment, and thereafter cancelled, 99.6% of our outstanding Floating Rate Notes due 2013 and 88.8% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $263.3 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”).

Our prior credit agreement, which was scheduled to terminate on July 18, 2012, provided for a $600.0 million term loan facility and a $700.0 million revolving credit facility. Pursuant to the amendment to our credit agreement, our term loan facility was reduced to $533.4 million and bifurcated into a $54.0 million tranche due July 18, 2012 (relating to lenders that did not consent to the extension) and a $479.4 million tranche due July 18, 2014. Our revolving credit facility was reduced to $638.6 million and bifurcated into a $57.0 million tranche due July 18, 2012 (also relating to lenders that did not consent to the extension) and a $581.6 million tranche due July 18, 2014. The amendment also modified certain financial covenants for all tranches, including an increase in the maximum leverage ratio from 2.75x to 3.25x and a decrease in the maximum capitalization ratio from 65% to 60%. In calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent letters of credit exceed $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007. See “Senior Unsecured Notes and Amended Credit Agreement” below for additional information regarding our amended credit agreement.

A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used to (1) pay approximately $273.8 million (which included the total consideration (including consent payments) plus accrued and unpaid interest) for the old notes that were validly tendered and accepted for payment on April 14, 2010 and (2) reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million). The remaining proceeds from the sale of the 6.75% Senior Notes due 2018 will be used to pay for any additional old notes validly tendered and accepted for payment prior to the final expiration of the tender offers, to pay transaction fees and expenses related to the debt offering, the tender offers, and the amendment to the credit agreement, and for general corporate purposes. We expect that approximately $20 million pre-tax will be expensed in the second quarter of 2010 related to these transactions, including approximately $4 million for the write-off of certain unamortized debt issuance costs associated with the old notes and prior credit agreement.

Senior Unsecured Notes and Amended Credit Agreement

At March 31, 2010, we had outstanding $146.1 million aggregate principal amount of floating rate senior unsecured notes due April 15, 2013 (also referred to as the “Floating Rate Notes due 2013”), and $132.6 million aggregate principal amount of 7% senior unsecured notes due April 15, 2014 (also referred to as the “7% Senior Notes due 2014”). As described above, on April 14, 2010, we accepted for payment, and thereafter cancelled, 99.6% (representing an aggregate principal amount of $145.5 million) of our outstanding Floating Rate Notes due 2013 and 88.8% (representing an aggregate principal amount of $117.8 million) of our 7% Senior Notes due 2014.

The Floating Rate Notes due 2013 bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 101% of principal, and at 100% of principal on or after April 15, 2011. The 7% Senior Notes may be redeemed by us currently at 103.5% of principal, at 101.75% of principal on or after April 15, 2011, and at 100% of principal on or after April 15, 2012.

During the three months ended March 31, 2009, we repurchased $32.0 million aggregate principal amount of our Floating Rate Notes due 2013 for an aggregate total consideration of $26.0 million. We also repurchased $40.0 million aggregate principal amount of our 7% Senior Notes due 2014 for an aggregate total consideration of $34.5 million. We recorded a gain of $11.9 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements for the three months ended March 31, 2009.

On April 14, 2010, we completed our offering of $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018. The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%. Interest on the 6.75% Senior Notes due 2018 will be payable on April 15 and October 15 of each year, beginning on October 15, 2010. These notes will mature on April 15, 2018.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Our prior credit agreement, which was scheduled to terminate on July 18, 2012, provided for a $600.0 million term loan facility and a $700.0 million revolving credit facility. Pursuant to the April 14, 2010 amendment to our credit agreement, our term loan facility was reduced to $533.4 million and bifurcated into a $54.0 million tranche due July 18, 2012 (the “non-extended term loan facility”) and a $479.4 million tranche due July 18, 2014 (the “extended term loan facility”). Our revolving credit facility was reduced to $638.6 million and bifurcated into a $57.0 million tranche due July 18, 2012 (the “non-extended revolving facility”) and a $581.6 million tranche due July 18, 2014 (the “extended revolving facility”).

Our prior term loan facility provided, and our non-extended term loan facility provides, for various interest rates generally at LIBOR plus 0.875%. Our prior revolving credit facility provided, and our non-extended revolving facility provides, for a 0.15% facility fee and various interest rates on borrowings generally at LIBOR plus 0.725%.

Our extended term loan facility provides for various interest rates generally at LIBOR plus 2.25%, and our extended revolving facility provides for a commitment fee on undrawn amounts of 0.50% and various interest rates on borrowings generally at LIBOR plus 2.25%.

The credit spread charged for our prior term loan and revolving credit facilities was, and the credit spread charged for our non-extended term loan and revolving facilities is, impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, with stable outlook) and Moody’s (Ba2, with stable outlook).

The credit spread charged for the extended term loan and revolving facilities is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.0x to greater than or equal to 3.0x would result in a 25 basis point increase in the credit spread under both our extended term loan facility and extended revolving facility.

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

Other Debt

At March 31, 2010, we had $224.6 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net. The remaining gain of $8.5 million and remaining rent expense of $9.1 million were recognized through the third quarter of 2009.

Restrictions and Covenants

Our amended credit agreement, the indenture for our new notes, our vehicle floorplan payable facilities, and our mortgage facility contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

Under our prior credit agreement we were, and under our amended credit agreement we are, required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. Pursuant to the April 14, 2010 amendment to our credit agreement, both of these covenants were modified. Under the amended credit agreement, the maximum capitalization ratio is 60%, compared to 65% prior to the amendment, and the maximum leverage ratio is 3.25x, compared to 2.75x prior to the amendment. In addition, in calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent letters of credit exceed $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The indenture for our old notes previously contained several covenants, including a restricted payments covenant and a debt incurrence restriction, that were eliminated as part of the tender offers and consent solicitations described above. The indenture for our 6.75% Senior Notes due 2018 contains certain limited covenants, including limitations on liens and sale and leaseback transactions, but does not contain a restricted payments covenant or a debt incurrence restriction. Our mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.

Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.

Under the terms of our prior credit agreement, at March 31, 2010, our leverage ratio was 2.37:1, and our capitalization ratio was 52.8%. Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional floorplan indebtedness.

In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in our senior unsecured debt credit ratings occur.

6. INCOME TAXES

Income taxes refundable included in Accounts Receivable totaled $22.5 million at March 31, 2010, and $23.4 million at December 31, 2009.

We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, the IRS is auditing the tax years from 2007 to 2008. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of provision for income taxes in the accompanying Unaudited Condensed Consolidated Financial Statements.

7. SHAREHOLDERS’ EQUITY

A summary of repurchase activity follows:

	Three Months Ended March 31,
(In millions, except per share data)	2010	2009
Shares repurchased	2.1	-
Aggregate purchase price	$37.2	$-
Average purchase price per share	$17.91	$-

At March 31, 2010, $219.7 million remained available for share repurchases under the share repurchase program approved by our Board of Directors.

During the three months ended March 31, 2009, we did not repurchase any shares of our common stock other than 6,174 shares that were surrendered to AutoNation during the three months ended March 31, 2009, to satisfy tax withholding obligations in connection with restricted stock issued to retirement-eligible employees.

We issued 20,600 shares of common stock in connection with the exercise of stock options during the three months ended March 31, 2010, and 25,125 shares during the three months ended March 31, 2009. The proceeds from the exercise of stock options were $0.2 million (average exercise price per share of $11.01) during the three months ended March 31, 2010, and $0.2 million (average exercise price per share of $8.98) during the three months ended March 31, 2009.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We granted 0.2 million shares of restricted stock during the three months ended March 31, 2010, and 0.2 million shares during the three months ended March 31, 2009, in connection with our annual restricted stock award grant. During the three months ended March 31, 2010, 8,224 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

8. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. Anti-dilutive options totaling 6.3 million for the three months ended March 31, 2010, and 11.6 million for the three months ended March 31, 2009, have been excluded from the computation of diluted earnings per share.

The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average shares outstanding used in calculating basic earnings per share	170.7	176.8
Effect of dilutive stock-based awards	1.0	0.2

Weighted average common and common equivalent shares used in calculating diluted earnings per share	171.7	177.0

9. STOCK–BASED COMPENSATION

In February 2010, the Executive Compensation Subcommittee (the “Subcommittee”) approved an annual grant of 1.2 million employee stock options for 2010. One-fourth of each stock option award that was approved in February 2010 was granted on March 1, 2010, and an additional one-fourth of each such stock option award will be granted on the first New York Stock Exchange trading day of each of June, September, and December 2010. The options granted on March 1, 2010, have an exercise price equal to the closing price per share on the grant date ($18.20), and each subsequent option grant will also have an exercise price equal to the closing price of our common stock on the grant date in accordance with the AutoNation, Inc. 2008 Employee Equity and Incentive Plan. The options have a term of 10 years from the first date of grant (they will expire on March 1, 2020) and will vest in equal installments over four years commencing on June 1, 2011. In February 2010, the Subcommittee also approved an annual grant of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 1, 2010. These shares of restricted stock will vest in equal installments over four years commencing on June 1, 2011.

The AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”) provides for the grant of stock options to our non-employee directors. Additionally, the Non-Employee Director Plan provides for an initial grant of an option to purchase 50,000 shares of our stock immediately upon the appointment of a non-employee director to our Board. The exercise price of all stock options granted under the Non-Employee Director Plan is equal to the closing price of our common stock on the trading day immediately preceding the date of grant. In accordance with the terms of the Non-Employee Director Plan, on January 4, 2010, each of our non-employee directors was automatically granted an option to purchase 20,000 shares of our common stock (for a total of 120,000 options) at an exercise price equal to $19.15 per share, the closing price per share of Company common stock on December 31, 2009. Effective February 24, 2010, two additional non-employee directors were appointed to our Board and each was granted an option to purchase 50,000 shares of our common stock (for a total of 100,000 options) at an exercise price equal to $18.02, the closing price per share of Company common stock on February 23, 2010.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Compensation Expense

The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the 2010 and 2009 Unaudited Condensed Consolidated Income Statements:

	Three Months Ended March 31,
	2010	2009
Stock options	$5.3	$3.4
Restricted stock	0.7	0.4

Total stock-based compensation expense	$6.0	$3.8

As of March 31, 2010, there was $15.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $10.1 million relates to stock options and $5.0 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.8 years.

10. ACQUISITIONS

We acquired two automotive retail franchises and related assets during the three months ended March 31, 2010, for $12.5 million, and one during the three months ended March 31, 2009, for $0.2 million. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

11. COMMITMENTS AND CONTINGENCIES

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2010 to 2034 are approximately $75 million at March 31, 2010. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2010. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

At March 31, 2010, surety bonds, letters of credit, and cash deposits totaled $97.1 million, including $64.7 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

12. DISCONTINUED OPERATIONS

Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement.

We received proceeds (net of cash relinquished) of $2.9 million during the three months ended March 31, 2010, and $5.6 million during the same period in 2009 related to discontinued operations.

Changes in the number of stores not yet sold or closed in discontinued operations for the three months ended March 31, 2010, are as follows:

Number of Stores Not Yet Sold or Closed in Discontinued Operations
Stores not yet sold or closed in discontinued operations at December 31, 2009	-

Classified as discontinued operations during first quarter of 2010	2
Sold or closed during first quarter of 2010	(2)

Stores not yet sold or closed in discontinued operations at March 31, 2010	-

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements below. Selected income statement data for our discontinued operations is as follows:

	Three Months Ended March 31,
	2010	2009
Total revenue	$6.6	$144.6

Pre-tax loss from discontinued operations (1)	$(2.5)	$(0.4)
Pre-tax loss on disposal of discontinued operations	(2.6)	(24.0)

	(5.1)	(24.4)
Income tax benefit	(1.9)	(6.4)

Loss from discontinued operations, net of income taxes	$(3.2)	$(18.0)

(1)	Although there were no stores in discontinued operations as of March 31, 2010, pre-tax loss from discontinued operations includes operational losses for stores in discontinued operations that were operating for a portion of the first quarter of 2010, as well as carrying costs for items such as maintenance, security, rent, and landscaping, among others, for real estate we have not yet sold related to stores that have been closed.

A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	March 31, 2010 (1)	December 31, 2009
Inventory	$0.1	$7.8
Other current assets	2.0	2.5
Property and equipment, net	80.2	88.0
Goodwill	3.9	4.3
Other non-current assets	0.1	0.3

Total assets	$86.3	$102.9

Vehicle floorplan payable-trade	$-	$6.6
Vehicle floorplan payable-non-trade	-	-
Other current liabilities	5.7	6.8

Total liabilities	$5.7	$13.4

(1)	The assets and liabilities remaining in discontinued operations at March 31, 2010, primarily represent real estate we have not yet sold related to stores that have been closed, as well as other miscellaneous items that are in the process of being settled or otherwise disposed.

Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

13. SEGMENT INFORMATION

At March 31, 2010 and 2009, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reportable segment revenues and segment income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Revenues:
Domestic	$915.4	$777.5
Import	1,077.6	892.6
Premium Luxury	822.9	704.0
Corporate and other	31.3	26.7

Total revenues	$2,847.2	$2,400.8

	Three Months Ended March 31,
	2010	2009
Segment income (loss)*:
Domestic	$31.5	$21.7
Import	50.3	29.5
Premium Luxury	46.8	40.9
Corporate and other	(23.6)	(7.0)

Total segment income	105.0	85.1

Other interest expense	(9.0)	(11.8)
Gain on senior note repurchases	-	11.9
Interest income	0.2	0.3
Other gains (losses), net	(0.2)	(1.6)

Income from continuing operations before income taxes	$96.0	$83.9

*Segment income (loss) is defined as operating income less floorplan interest expense.

14. BUSINESS AND CREDIT CONCENTRATIONS

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

Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2010, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. FAIR VALUE MEASUREMENTS

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

•

Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Unaudited Condensed Consolidated Balance Sheets. The carrying amount and fair value of our investments in marketable securities totaled $2.3 million at March 31, 2010, and $3.1 million at December 31, 2009.

•

Fixed rate debt: Our fixed rate debt consists primarily of amounts outstanding under our senior unsecured notes and mortgages, which totaled $364.6 million at March 31, 2010, and $366.5 million at December 31, 2009, with a fair value of $357.6 million at March 31, 2010, and $353.3 million at December 31, 2009. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability and we estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2010:

	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Gain/(Loss)
Long-lived assets held and used	$-	$-	$2.1	$(0.4)

Long-lived assets held for sale:
Continuing operations	$-	$-	$7.0	$(0.5)
Discontinued operations	-	-	24.7	(2.4)

Total long-lived assets held for sale	$-	$-	$31.7	$(2.9)

During the three months ended March 31, 2010 and 2009, no impairment charges were recorded for the carrying value of goodwill or franchise rights in accordance with accounting guidance for goodwill and other intangible assets. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on how fair value measurements are derived for our goodwill and franchise rights.

In accordance with the provisions of accounting guidance for the impairment or disposal of long-lived assets, during the three months ended March 31, 2010, long-lived assets held and used in continuing operations with a carrying amount of $2.5 million were written down to their fair value of $2.1 million, resulting in a non-cash impairment charge of $0.4 million, which was included in Other Expenses (Income), Net in our Unaudited Condensed Consolidated Financial Statements and as a component of Import Segment Income of our segment information.

Long-lived assets held for sale in continuing operations with a carrying amount of $3.1 million were written down to their fair value of $2.3 million, resulting in a non-cash impairment charge of $0.8 million. Additionally, an adjustment of $0.3 million was recorded to long-lived assets held for sale with a carrying amount of $4.4 million as a result of an increase in the asset group’s fair value. The adjustment was limited to the carrying amount of $4.7 million at the time the long-lived asset group was initially classified as held for sale. These amounts were included in Other Expenses (Income), Net in our Unaudited Condensed Consolidated Financial Statements and included as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information.

During the three months ended March 31, 2010, long-lived assets held for sale in discontinued operations with a carrying amount of $17.9 million were written down to their fair value of $14.9 million, resulting in a non-cash impairment charge of $3.0 million. Additionally, an adjustment of $0.6 million was recorded to long-lived assets held for sale in discontinued operations with a carrying amount of $9.2 million to increase the asset group’s carrying amount to fair value of $9.8 million. These amounts were included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2010, we owned and operated 249 new vehicle franchises from 204 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 94% of the new vehicles that we sold during the three months ended March 31, 2010, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.

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

At March 31, 2010, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

For the three months ended March 31, 2010, new vehicle sales accounted for approximately 52% of our total revenue, but approximately 20% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 22% of total revenue for the three months ended March 31, 2010, contributed approximately 65% of our gross profit for the same period.

During the three months ended March 31, 2010, we had net income from continuing operations of $58.4 million or $0.34 per share on a diluted basis, as compared to net income from continuing operations of $52.6 million or $0.30 per share on a diluted basis during the same period in 2009.

Results for the three months ended March 31, 2009, were favorably impacted by a gain on senior note repurchases of $11.9 million ($7.4 million after-tax, or approximately $0.04 per share) and a net gain on asset sales and dispositions of $9.6 million ($5.9 million after-tax, or approximately $0.03 per share). After excluding these items, adjusted diluted earnings per share from continuing operations for the three months ended March 31, 2009, was $0.22.

Adjusted diluted earnings per share from continuing operations is a non-GAAP financial measure, and diluted earnings per share from continuing operations is the most directly comparable financial measure that is calculated and presented in accordance with GAAP. We have provided in the paragraph above a reconciliation for first quarter 2009 adjusted diluted earnings per share from continuing operations to first quarter 2009 diluted earnings per share from continuing operations. We believe that this non-GAAP financial measure provides a meaningful presentation of our results excluding the impact of items not related to our ongoing core business operations and improves the period-to-period comparability of our results from our core business operations. This non-GAAP financial measure should not be considered a substitute for, or superior to, financial measures calculated and presented in accordance with GAAP.

Market Conditions

In the first quarter of 2010, the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the United States was 11.0 million, as compared to 10.8 million in the fourth quarter of 2009, and 9.5 million in the first quarter of 2009. Our total revenue increased 18.6% as compared to the same period in 2009. First quarter 2010 diluted earnings per share from continuing operations increased 13%, as compared to first quarter 2009 diluted earnings per share from continuing operations, and 55%, as compared to first quarter 2009 adjusted earnings per share from continuing operations (which excludes the impact of approximately $0.04 relating to a gain on senior note repurchases and approximately $0.03 relating to a net gain on asset sales and dispositions).

The first quarter was marked by the widely-publicized Toyota recalls and related sales suspension. Toyota was able to end the sales suspension quickly and offered incentives that drove a substantial increase in Toyota sales during March 2010. As compared to the first quarter of 2009, our Toyota new vehicle unit sales increased 6% in the first quarter of 2010. The Toyota recalls also had a favorable impact on our parts and service business in the first quarter of 2010.

While we saw signs of an improving automotive retail market during the first quarter of 2010, unemployment in the United States remains high, housing markets remain depressed, and the SAAR remains at historically low levels. Furthermore, we continue to believe that the decline in new vehicle sales over the past few years, which has led to a decline in the number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

Debt Refinancing

Please refer to “Liquidity and Capital Resources – Debt Refinancing” below for a discussion of certain refinancing transactions that we recently completed.

Inventory Management

Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.

We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 37,775 units in new vehicle inventory at March 31, 2010, 35,822 units at December 31, 2009, and 39,475 units at March 31, 2009. We continue to monitor our new vehicle inventory levels closely based on current economic conditions.

In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. At March 31, 2010, we did not anticipate losses on our used vehicle inventory expected to be liquidated at wholesale. At December 31, 2009, our used vehicle inventory balance was net of cumulative write-downs of $0.7 million.

Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $4.4 million at March 31, 2010, and December 31, 2009.

Critical Accounting Policies and Estimates

We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated Financial Statements. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Goodwill and Other Intangible Assets

Goodwill and franchise rights assets are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.

We are scheduled to complete our annual tests for impairment of goodwill and other intangible assets on April 30, 2010, and we will continue to monitor events in future periods to determine if additional asset impairment testing should be performed. We continue to face a challenging automotive retail environment and an uncertain economic environment in general. As a result of these conditions, there can be no assurance that an impairment charge will not occur in a future period.

Long-Lived Assets

We estimate the depreciable lives of our property and equipment, including leasehold improvements, and review them for impairment when events or changes in circumstances indicate that their carrying amounts may be impaired. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or a current-period operating or cash flow loss combined with historical losses or projected future losses. During the three months ended March 31, 2010, we recorded net impairment charges of $0.4 million associated with assets held and used in continuing operations, which is included in Other Expenses (Income), Net in the Unaudited Condensed Consolidated Statements of Operations.

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

As of March 31, 2010, we had assets held for sale of $66.6 million in continuing operations and $80.2 million in discontinued operations. During the three months ended March 31, 2010, we recorded net impairment charges of $0.5 million associated with assets held for sale in continuing operations, which is included in Other Expenses (Income), Net in the Unaudited Condensed Consolidated Statements of Operations, and $2.4 million associated with assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in the Unaudited Condensed Consolidated Statements of Operations.

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

Reported Operating Data

Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per	Three Months Ended March 31,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,465.5	$1,185.1	$280.4	23.7
Used vehicle	734.6	590.5	144.1	24.4
Parts and service	539.8	535.0	4.8	0.9
Finance and insurance, net	95.6	76.8	18.8	24.5
Other	11.7	13.4	(1.7)

Total revenue	$2,847.2	$2,400.8	$446.4	18.6

Gross profit:
New vehicle	$103.4	$73.7	$29.7	40.3
Used vehicle	66.5	63.5	3.0	4.7
Parts and service	237.8	235.0	2.8	1.2
Finance and insurance	95.6	76.8	18.8	24.5
Other	6.9	7.3	(0.4)

Total gross profit	510.2	456.3	53.9	11.8
Selling, general and administrative expenses	375.4	352.3	(23.1)
Depreciation and amortization	18.9	19.8	0.9
Other expenses (income), net	1.2	(10.8)	(12.0)

Operating income	114.7	95.0	19.7	20.7

Floorplan interest expense	(9.7)	(9.9)	0.2
Other interest expense	(9.0)	(11.8)	2.8
Gain on senior note repurchases	-	11.9	(11.9)
Interest income	0.2	0.3	(0.1)
Other gains losses, net	(0.2)	(1.6)	1.4

Income from continuing operations before income taxes	$96.0	$83.9	$12.1	14.4

Retail vehicle unit sales:
New vehicle	45,438	38,268	7,170	18.7
Used vehicle	37,773	33,879	3,894	11.5

	83,211	72,147	11,064	15.3

Revenue per vehicle retailed:
New vehicle	$32,253	$30,968	$1,285	4.1
Used vehicle	$17,102	$15,482	$1,620	10.5

Gross profit per vehicle retailed:
New vehicle	$2,276	$1,926	$350	18.2
Used vehicle	$1,678	$1,818	$(140)	(7.7)
Finance and insurance	$1,149	$1,064	$85	8.0

	Three Months Ended March 31,
	2010 (%)	2009 (%)
Revenue mix percentages:
New vehicle	51.5	49.4
Used vehicle	25.8	24.6
Parts and service	19.0	22.3
Finance and insurance, net	3.4	3.2
Other	0.3	0.5

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	20.3	16.2
Used vehicle	13.0	13.9
Parts and service	46.6	51.5
Finance and insurance	18.7	16.8
Other	1.4	1.6

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.1	6.2
Used vehicle - retail	9.8	11.7
Parts and service	44.1	43.9
Total	17.9	19.0
Selling, general and administrative expenses	13.2	14.7
Operating income	4.0	4.0
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	73.6	77.2
Operating income	22.5	20.8

	March 31, 2010	March 31, 2009
Days supply:
New vehicle (industry standard of selling days, including fleet)	50 days	65 days
Used vehicle (trailing 30 days)	39 days	36 days

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
	2010	2009	Variance
($ in millions)
Floorplan assistance	$12.5	$10.0	$2.5
Floorplan interest expense (new vehicles)	(9.2)	(9.2)	-

Net new vehicle inventory carrying benefit	$3.3	$0.8	$2.5

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

($ in millions, except per	Three Months Ended March 31,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,462.1	$1,180.4	$281.7	23.9
Used vehicle	732.2	584.7	147.5	25.2
Parts and service	538.0	532.1	5.9	1.1
Finance and insurance, net	95.5	76.4	19.1	25.0
Other	11.6	12.8	(1.2)

Total revenue	$2,839.4	$2,386.4	$453.0	19.0

Gross profit:
New vehicle	$103.0	$73.4	$29.6	40.3
Used vehicle	66.4	62.6	3.8	6.1
Parts and service	237.0	233.9	3.1	1.3
Finance and insurance	95.5	76.4	19.1	25.0
Other	6.8	7.0	(0.2)

Total gross profit	$508.7	$453.3	$55.4	12.2

Retail vehicle unit sales:
New vehicle	45,330	38,134	7,196	18.9
Used vehicle	37,670	33,510	4,160	12.4

	83,000	71,644	11,356	15.9

Revenue per vehicle retailed:
New vehicle	$32,255	$30,954	$1,301	4.2
Used vehicle	$17,104	$15,503	$1,601	10.3

Gross profit per vehicle retailed:
New vehicle	$2,272	$1,925	$347	18.0
Used vehicle	$1,680	$1,811	$(131)	(7.2)
Finance and insurance	$1,151	$1,066	$85	8.0

	Three Months Ended March 31,
	2010 (%)	2009 (%)
Revenue mix percentages:
New vehicle	51.5	49.5
Used vehicle	25.8	24.5
Parts and service	18.9	22.3
Finance and insurance, net	3.4	3.2
Other	0.4	0.5

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	20.2	16.2
Used vehicle	13.1	13.8
Parts and service	46.6	51.6
Finance and insurance	18.8	16.9
Other	1.3	1.5

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.0	6.2
Used vehicle - retail	9.8	11.7
Parts and service	44.1	44.0
Total	17.9	19.0

New Vehicle

($ in millions, except per	Three Months Ended March 31,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,465.5	$1,185.1	$280.4	23.7
Gross profit	$103.4	$73.7	$29.7	40.3
Retail vehicle unit sales	45,438	38,268	7,170	18.7
Revenue per vehicle retailed	$32,253	$30,968	$1,285	4.1
Gross profit per vehicle retailed	$2,276	$1,926	$350	18.2
Gross profit as a percentage of revenue	7.1%	6.2%
Days supply (industry standard of selling days, including fleet)	50 days	65 days

	Three Months Ended March 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$1,462.1	$1,180.4	$281.7	23.9
Gross profit	$103.0	$73.4	$29.6	40.3
Retail vehicle unit sales	45,330	38,134	7,196	18.9
Revenue per vehicle retailed	$32,255	$30,954	$1,301	4.2
Gross profit per vehicle retailed	$2,272	$1,925	$347	18.0
Gross profit as a percentage of revenue	7.0%	6.2%

Same store new vehicle revenue increased $281.7 million or 23.9% during the three months ended March 31, 2010, as compared to the same period in 2009, primarily as a result of an increase in same store unit volume and an increase in same store revenue per new vehicle retailed. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, the reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence.

Revenue per new vehicle retailed benefited from an increase in the average selling prices for new vehicles in all three segments—Domestic, Import, and Premium Luxury – primarily due to improved market conditions. This benefit was partially offset by a shift in mix away from premium luxury vehicles, which have relatively higher average selling prices.

Same store gross profit per new vehicle retailed increased 18.0% during the three months ended March 31, 2010, as compared to the same period in 2009. The increase was due in part to a recovery in margins for both small and large vehicles as a result of improved market and credit conditions. Gross profit per new vehicle retailed increased for all three segments, particularly in the Import segment. Margins were compressed in the prior year for import vehicles due to an oversupply of inventory in the market attributed in part to shifting consumer demand due to lower fuel prices and an overall competitive retail environment in the prior year.

New Vehicle Inventories

Our new vehicle inventories were $1.1 billion or 50 days supply at March 31, 2010, as compared to new vehicle inventories of $1.1 billion or 54 days supply at December 31, 2009, and $1.2 billion or 65 days supply at March 31, 2009. We had 37,775 units in new vehicle inventory at March 31, 2010, 35,882 units at December 31, 2009, and 39,475 units at March 31, 2009.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
	2010	2009	Variance
($ in millions)
Floorplan assistance	$12.5	$10.0	$2.5
Floorplan interest expense (new vehicles)	(9.2)	(9.2)	-

Net new vehicle inventory carrying benefit	$3.3	$0.8	$2.5

The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) was $3.3 million for the three months ended March 31, 2010, as compared to $0.8 million during the same period in 2009. The increase in the net new vehicle inventory carrying benefit of $2.5 million is primarily due to an increase in floorplan assistance due to higher new vehicle sales and an increase in the floorplan assistance rate per unit.

Used Vehicle

($ in millions, except per	Three Months Ended March 31,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$646.0	$524.5	$121.5	23.2
Wholesale revenue	88.6	66.0	22.6	34.2

Total revenue	$734.6	$590.5	$144.1	24.4

Retail gross profit	$63.4	$61.6	$1.8	2.9
Wholesale gross profit	3.1	1.9	1.2

Total gross profit	$66.5	$63.5	$3.0	4.7

Retail vehicle unit sales	37,773	33,879	3,894	11.5
Revenue per vehicle retailed	$17,102	$15,482	$1,620	10.5
Gross profit per vehicle retailed	$1,678	$1,818	$(140)	(7.7)
Gross profit as a percentage of revenue	9.8%	11.7%
Days supply (trailing 30 days)	39 days	36 days

	Three Months Ended March 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$644.3	$519.5	$124.8	24.0
Wholesale revenue	87.9	65.2	22.7	34.8

Total revenue	$732.2	$584.7	$147.5	25.2

Retail gross profit	$63.3	$60.7	$2.6	4.3
Wholesale gross profit	3.1	1.9	1.2

Total gross profit	$66.4	$62.6	$3.8	6.1

Retail vehicle unit sales	37,670	33,510	4,160	12.4
Revenue per vehicle retailed	$17,104	$15,503	$1,601	10.3
Gross profit per vehicle retailed	$1,680	$1,811	$(131)	(7.2)
Gross profit as a percentage of revenue	9.8%	11.7%

Same store retail used vehicle revenue increased $124.8 million or 24.0% during the three months ended March 31, 2010, as compared to the same period in 2009, primarily as a result of an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume.

Revenue per used vehicle retailed benefited from a shift in mix toward premium luxury vehicles, which have a higher average selling price than domestic and import vehicles, as well as an increase in the average selling prices for used vehicles in all three segments. The increase in revenue per used vehicle retailed was also due in part to tighter supply, which has driven up the wholesale values of used vehicles. Used vehicle inventory has been impacted by the decline in new vehicle sales in recent years, as well as by customers retaining their vehicles for longer periods of time. Additionally, reduced fleet inventory has decreased the number of vehicles moving from fleet inventory to used vehicle inventory. Revenue per used vehicle retailed also benefited from a shift in mix toward certified pre-owned vehicles, which have higher average selling prices.

Same store gross profit per used vehicle retailed decreased 7.2% during the three months ended March 31, 2010, as compared to the same period in 2009. While credit availability has improved as compared to the prior year, gross profit per used vehicle retailed was adversely impacted by lender advances not increasing at the same level as used vehicle sales values.

Used Vehicle Inventories

Used vehicle inventories were $258.3 million or 39 days supply at March 31, 2010, compared to $221.1 million or 41 days at December 31, 2009, and $180.2 million or 36 days supply at March 31, 2009.

Parts and Service

($ in millions, except per	Three Months Ended March 31,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$539.8	$535.0	$4.8	0.9
Gross profit	$237.8	$235.0	$2.8	1.2
Gross profit as a percentage of revenue	44.1%	43.9%

Same Store:
Revenue	$538.0	$532.1	$5.9	1.1
Gross profit	$237.0	$233.9	$3.1	1.3
Gross profit as a percentage of revenue	44.1%	44.0%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.

During the three months ended March 31, 2010, same store parts and service gross profit increased $3.1 million or 1.3%, as compared to the same period in 2009. This increase is primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $6.2 million, customer-pay service of $1.0 million, and wholesale and retail counter parts of $0.4 million, partially offset by declines in gross profit associated with warranty of $1.7 million.

Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties benefited from higher new and used vehicle sales volume. Customer-pay service and wholesale and retail counter parts gross profit also benefited from improved market conditions. Warranty was adversely impacted by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. This impact was partially offset by an increase in warranty service related to the Toyota recalls.

Finance and Insurance

($ in millions, except per	Three Months Ended March 31,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$95.6	$76.8	$18.8	24.5
Gross profit per vehicle retailed	$1,149	$1,064	$85	8.0

Same Store:
Revenue and gross profit	$95.5	$76.4	$19.1	25.0
Gross profit per vehicle retailed	$1,151	$1,066	$85	8.0

Same store finance and insurance revenue and gross profit increased $19.1 million or 25.0% during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to an increase in new and used vehicle sales volumes.

Same store finance and insurance revenue and gross profit per vehicle retailed increased 8.0% during the three months ended March 31, 2010, as compared to the same period in 2009. Finance and insurance revenue and gross profit per vehicle retailed benefited from more customers financing vehicles through the dealerships and an increase in amounts financed per transaction.

Segment Results

In the following table, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

($ in millions)	Three Months Ended March 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$915.4	$777.5	$137.9	17.7
Import	1,077.6	892.6	185.0	20.7
Premium Luxury	822.9	704.0	118.9	16.9
Corporate and other	31.3	26.7	4.6	17.2

Total revenue	$2,847.2	$2,400.8	$446.4	18.6

*Segment income (loss)
Domestic	$31.5	$21.7	$9.8	45.2
Import	50.3	29.5	20.8	70.5
Premium Luxury	46.8	40.9	5.9	14.4
Corporate and other	(23.6)	(7.0)	(16.6)

Total segment income	$105.0	$85.1	$19.9	23.4

Add: Floorplan interest expense	9.7	9.9	0.2

Operating income	$114.7	$95.0	$19.7	20.7

*Segment income (loss) is defined as operating income net of floorplan interest expense.

Retail new vehicle unit sales:
Domestic	13,681	11,129	2,552	22.9
Import	23,994	20,019	3,975	19.9
Premium Luxury	7,763	7,120	643	9.0

	45,438	38,268	7,170	18.7

Domestic

The Domestic segment operating results included the following:

($ in millions)	Three Months Ended March 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$915.4	$777.5	$137.9	17.7
Segment income	$31.5	$21.7	$9.8	45.2
Retail new vehicle unit sales	13,681	11,129	2,552	22.9

Domestic revenue increased $137.9 million or 17.7% during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to an increase in new and used vehicle sales and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence. New and used revenue and unit sales increased for both Ford and General Motors as compared to the first quarter of 2009.

Domestic segment income increased $9.8 million or 45.2% during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Domestic segment income as a percentage of segment revenue was adversely impacted by a mix shift away from higher margin parts and service business.

Import

The Import segment operating results included the following:

($ in millions)	Three Months Ended March 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,077.6	$892.6	$185.0	20.7
Segment income	$50.3	$29.5	$20.8	70.5
Retail new vehicle unit sales	23,994	20,019	3,975	19.9

Import revenue increased $185.0 million or 20.7% during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to an increase in new and used vehicle sales and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence.

Import segment income increased $20.8 million or 70.5% during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Import segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Additionally, the prior year was adversely impacted by an oversupply of inventory in the market attributed in part to shifting consumer demand due to lower fuel prices, and an overall competitive retail environment, which compressed margins for new import vehicles. Import segment income as a percentage of segment revenue was adversely impacted by a mix shift away from higher margin parts and service business and an increase in selling, general, and administrative expenses due to an increase in sales commissions resulting from higher sales volumes.

Despite the widely-publicized Toyota recalls and related sales suspension, our Toyota new vehicle unit sales increased 6% in the first quarter of 2010 as compared to the same period in 2009. The Toyota recalls also had a favorable impact on our parts and service business during the first quarter of 2010.

Premium Luxury

The Premium Luxury segment operating results included the following:

($ in millions)	Three Months Ended March 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$822.9	$704.0	$118.9	16.9
Segment income	$46.8	$40.9	$5.9	14.4
Retail new vehicle unit sales	7,763	7,120	643	9.0

Premium Luxury revenue increased $118.9 million or 16.9% during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to an increase in new and used vehicle sales and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence.

Premium Luxury segment income increased $5.9 million or 14.4% during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for large vehicles, as a result of improved market conditions. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Premium Luxury segment income as a percentage of segment revenue was adversely impacted by a mix shift away from higher margin parts and service business and an increase in selling, general, and administrative expenses due to an increase in sales commissions resulting from higher sales volumes.

Selling, General, and Administrative Expenses

During the three months ended March 31, 2010, selling, general, and administrative expenses increased $23.1 million or 6.6%. As a percentage of total gross profit, selling, general, and administrative expenses decreased to 73.6% for the three months ended March 31, 2010, from 77.2% for the same period in 2009, resulting from our cost savings initiatives and improved gross profit. Selling, general, and administrative expenses increased during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to a $26.9 million increase in compensation expense and a $4.8 million increase in gross advertising expenditures, partially offset by a $7.3 million decrease in other selling, general, and administrative expenses and a $1.2 million increase in advertising reimbursements from manufacturers.

Non-Operating Income (Expense)

Floorplan Interest Expense

Floorplan interest expense was $9.7 million for the three months ended March 31, 2010, as compared to $9.9 million for the same period in 2009. The decrease in floorplan interest expense of $0.2 million during the three months ended March 31, 2010, is primarily the result of lower average used vehicle floorplan payable balances.

Other Interest Expense

Other interest expense was incurred primarily on borrowings under our term loan facility, mortgage facility, and outstanding senior unsecured notes. Other interest expense was $9.0 million for the three months ended March 31, 2010, compared to $11.8 million for the same period in 2009. The decrease in other interest expense of $2.8 million during the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to a $1.8 million decrease in interest expense resulting from lower levels of debt outstanding during the period primarily associated with our floating rate and 7% senior unsecured notes, mortgage facility, and the financing liability related to our former corporate headquarters, and a $0.6 million decrease in interest expense resulting from lower interest rates on our term loan facility.

Provision for Income Taxes

Our effective income tax rate was 39.2% for the three months ended March 31, 2010, and 37.3% for the three months ended March 31, 2009. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

Discontinued Operations

Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We had a loss from discontinued operations totaling $3.2 million during the three months ended March 31, 2010, and $18.0 million during the three months ended March 31, 2009, net of income taxes.

See Note 12 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of discontinued operations. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2010 and 2009, have been adjusted to classify the results of these stores as discontinued operations.

Liquidity and Capital Resources

We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through future operations, and amounts available under our revolving credit facility and secured used floorplan facilities will be sufficient to fund our working capital requirements, service our debt, pay our tax obligations, commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future.

Debt Refinancing

On March 31, 2010, we (1) commenced cash tender offers (referred to as the “tender offers”) to purchase any and all of our outstanding Floating Rate Notes due 2013 and 7% Senior Notes due 2014 (these two series of notes are referred to as the “old notes”), (2) commenced related solicitations of consents from the holders of the old notes to certain amendments to the indenture for the old notes, (3) commenced a public offering (referred to as the “debt offering”) of $400.0 million aggregate principal amount of senior unsecured notes due 2018 (referred to as the “new notes” or the “6.75% Senior Notes due 2018”), and (4) announced our intention to amend and extend our credit agreement (we refer to our credit agreement, as it was prior to its amendment on April 14, 2010, as the “prior credit agreement”).

Subsequently, also on March 31, 2010, we priced the new notes at 98.488% of the $400.0 million aggregate principal amount with an interest rate equal to 6.75% and a maturity date of April 15, 2018, providing for a yield to maturity of 7.0%.

On April 14, 2010, we (1) accepted for payment, and thereafter cancelled, 99.6% of our outstanding Floating Rate Notes due 2013 and 88.8% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $263.3 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”).

Our prior credit agreement, which was scheduled to terminate on July 18, 2012, provided for a $600.0 million term loan facility and a $700.0 million revolving credit facility. Pursuant to the amendment to our credit agreement, our term loan facility was reduced to $533.4 million and bifurcated into a $54.0 million tranche due July 18, 2012 (relating to lenders that did not consent to the extension) and a $479.4 million tranche due July 18, 2014. Our revolving credit facility was reduced to $638.6 million and bifurcated into a $57.0 million tranche due July 18, 2012 (also relating to lenders that did not consent to the extension) and a $581.6 million tranche due July 18, 2014. The amendment also modified certain financial covenants for all tranches, including an increase in the maximum leverage ratio from 2.75x to 3.25x and a decrease in the maximum capitalization ratio from 65% to 60%. In calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent letters of credit exceed $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007. See “Long-Term Debt – Amended Credit Agreement” below for additional information regarding our amended credit agreement.

A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used to (1) pay approximately $273.8 million (which included the total consideration (including consent payments) plus accrued and unpaid interest) for the old notes that were validly tendered and accepted for payment on April 14, 2010 and (2) reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million). The remaining proceeds from the sale of the 6.75% Senior Notes due 2018 will be used to pay for any additional old notes validly tendered and accepted for payment prior to the final expiration of the tender offers, to pay transaction fees and expenses related to the debt offering, the tender offers, and the amendment to the credit agreement, and for general corporate purposes. We expect that approximately $20 million pre-tax will be expensed in the second quarter of 2010 related to these transactions, including approximately $4 million for the write-off of certain unamortized debt issuance costs associated with the old notes and prior credit agreement.

The tender offers remain open until final expiration at 11:59 p.m., New York City time, on April 27, 2010, unless we extend them. The tender offers and related consent solicitations are being made only pursuant to the offer to purchase and consent solicitation statement, letter of transmittal and consent, and related materials that we distributed previously to the holders of the old notes.

The transactions described above extended our debt maturities, increased our available liquidity, and lowered our exposure to interest rate increases in the future. We believe that these transactions will provide us with additional flexibility to manage our business and optimize capital allocation. See “Capital Allocation” below for additional information regarding our capital allocation strategy.

In this report, we refer to the transactions completed on April 14, 2010 – specifically, (1) our payment of $273.8 million (which included the total consideration (including consent payments) plus accrued and unpaid interest) for the Floating Rate Notes due 2013 and 7% Senior Notes due 2014 that were validly tendered by the early consent deadline, (2) our sale of $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018 (at 98.488% of the principal amount), and (3) the amendment to our credit agreement governing our term loan and revolving credit facilities – as the “refinancing transactions.”

Available Liquidity Resources

We had the following sources of liquidity available:

(In millions)	March 31, 2010	December 31, 2009
Cash and Cash Equivalents	$160.8	$173.6
Revolving Credit Facility (as limited by applicable covenants) (1)	$189.1	$163.9
Secured Used Floorplan Facilities (2)	$97.1	$53.1

(1)	The amounts included in the table above reflect our borrowing capacity under our revolving credit facility as limited by the maximum leverage ratio that was contained in our prior credit agreement. Assuming the refinancing transactions were completed on March 31, 2010, our covenant-limited borrowing capacity at March 31, 2010 would have been $438.0 million.

(2)	We maintain secured used floorplan facilities primarily collateralized by used vehicle inventories and related receivables. At March 31, 2010, the aggregate capacity under these facilities was $170.0 million. As of that date, $45.0 million had been borrowed under these facilities. The remaining borrowing capacity under these facilities of $125.0 million was limited to $97.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

At December 31, 2009, the aggregate capacity under these facilities was $170.0 million. As of that date, $80.8 million had been borrowed under these facilities. The remaining borrowing capacity of $89.2 million was limited to $53.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2010, surety bonds, letters of credit, and cash deposits totaled $97.1 million, including $64.7 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

In February 2009, we filed a shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, guarantees, warrants, subscription rights, depositary shares, and stock purchase contracts and units. Our 6.75% Senior Notes due 2018 were offered pursuant to this shelf registration statement.

Capital Allocation

In 2010, we expect to use our available capital resources to make capital investments in our business, to complete dealership acquisitions, and to repurchase common stock and/or debt.

Share Repurchases

A summary of repurchase activity follows:

	Three Months Ended March 31,
(In millions, except per share data)	2010	2009
Shares repurchased	2.1	-
Aggregate purchase price	$37.2	$-
Average purchase price per share	$17.91	$-

The decision to repurchase shares at any given point in time is based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with financial ratios in our debt agreements), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt. At March 31, 2010, $219.7 million remained available for share repurchases under the share repurchase program approved by our Board of Directors.

The April 14, 2010 amendment to the indenture for our old notes eliminated, among other things, a restricted payments covenant that previously limited our ability to repurchase shares, pay cash dividends, and make certain other restricted payments. While the indenture governing our 6.75% Senior Notes due 2018 does contain certain limited covenants as described below under “Restrictions and Covenants,” it does not contain a restricted payments covenant that directly limits share repurchases and other uses of capital. As a result, under the indenture for our new notes, we have additional flexibility to optimize our capital allocation, including to repurchase shares.

Senior Note Repurchases

The following table sets forth information regarding our debt repurchases:

	Three Months Ended March 31,
(In millions)	2010	2009
Aggregate principal amount of floating rate senior unsecured notes repurchased	$-	$32.0
Aggregate principal amount of 7% senior unsecured notes repurchased	-	40.0

Total	$-	$72.0

We may from time to time repurchase our outstanding senior unsecured notes in open market purchases or privately negotiated transactions. Additionally, we may in the future prepay our term loan facility or other debt. The decision to repurchase senior unsecured notes or to prepay our term loan facility or other debt is based on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

Capital Expenditures

The following table sets forth information regarding our capital expenditures:

	Three Months Ended March 31,
(In millions)	2010	2009
Purchases of property and equipment, including operating lease buy-outs	$14.1	$20.4

We anticipate that our full-year capital expenditures will be approximately $150 million in 2010, primarily to improve our store facilities and construct new store facilities.

Acquisitions and Divestitures

The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended March 31,
(In millions)	2010	2009
Cash used in business acquisitions, net of cash acquired	$(12.5)	$(0.2)
Cash received from business divestitures, net of cash relinquished	$2.9	$5.6

Cash Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future. As discussed above, the restricted payments covenant contained in the indenture for our old notes, which previously limited, among other things, our ability to pay cash dividends, has been eliminated.

Long-Term Debt

The following table sets forth our non-vehicle long-term debt as of March 31, 2010, and December 31, 2009. This table also includes a column titled “As Adjusted” that reflects our non-vehicle long-term debt as of March 31, 2010, assuming that the refinancing transactions were completed on March 31, 2010.

	As Adjusted	Actual
	March 31, 2010	March 31, 2010	December 31, 2009
Floating Rate Notes due 2013	0.6	$146.1	$146.1
7% Senior Notes due 2014	14.8	132.6	132.6
6.75% Senior Notes due 2018	394.0
Term loan facility due 2012	54.0	600.0	600.0
Term loan facility due 2014	479.4
Revolving credit facility due 2012	-	-	-
Revolving credit facility due 2014	-
Mortgage facility (1)	224.6	224.6	226.4
Other debt due from 2010 to 2025	7.4	7.4	7.5

	1,174.8	1,110.7	1,112.6
Less: current maturities	(7.7)	(7.7)	(7.6)

Long-term debt, net of current maturities	$1,167.1	$1,103.0	$1,105.0

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Senior Unsecured Notes

At March 31, 2010, we had outstanding $146.1 million aggregate principal amount of floating rate senior unsecured notes due April 15, 2013 (also referred to as the “Floating Rate Notes due 2013”), and $132.6 million aggregate principal amount of 7% senior unsecured notes due April 15, 2014 (also referred to as the “7% Senior Notes due 2014”). As described above, on April 14, 2010, we accepted for payment, and thereafter cancelled, 99.6% (representing an aggregate principal amount of $145.5 million) of our outstanding Floating Rate Notes due 2013 and 88.8% (representing an aggregate principal amount of $117.8 million) of our 7% Senior Notes due 2014.

The Floating Rate Notes due 2013 bear interest at a rate equal to three-month LIBOR plus 2.0% per annum, adjusted quarterly, and may be redeemed by us currently at 101% of principal, and at 100% of principal on or after April 15, 2011. The 7% Senior Notes may be redeemed by us currently at 103.5% of principal, at 101.75% of principal on or after April 15, 2011, and at 100% of principal on or after April 15, 2012.

During the three months ended March 31, 2009, we repurchased $32.0 million aggregate principal amount of our Floating Rate Notes due 2013 for an aggregate total consideration of $26.0 million. We also repurchased $40.0 million aggregate principal amount of our 7% Senior Notes due 2014 for an aggregate total consideration of $34.5 million. We recorded a gain of $11.9 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements for the three months ended March 31, 2009.

On April 14, 2010, we completed our offering of $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018. The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%. Interest on the 6.75% Senior Notes due 2018 will be payable on April 15 and October 15 of each year, beginning on October 15, 2010. These notes will mature on April 15, 2018.

The Floating Rate Notes due 2013, the 7% Senior Notes due 2014, and the 6.75% Senior Notes due 2018 are guaranteed by substantially all of our subsidiaries.

Amended Credit Agreement

Our prior credit agreement, which was scheduled to terminate on July 18, 2012, provided for a $600.0 million term loan facility and a $700.0 million revolving credit facility. Pursuant to the April 14, 2010 amendment to our credit agreement, our term loan facility was reduced to $533.4 million and bifurcated into a $54.0 million tranche due July 18, 2012 (the “non-extended term loan facility”) and a $479.4 million tranche due July 18, 2014 (the “extended term loan facility”). Our revolving credit facility was reduced to $638.6 million and bifurcated into a $57.0 million tranche due July 18, 2012 (the “non-extended revolving facility”) and a $581.6 million tranche due July 18, 2014 (the “extended revolving facility”).

Our prior term loan facility provided, and our non-extended term loan facility provides, for various interest rates generally at LIBOR plus 0.875%. Our prior revolving credit facility provided, and our non-extended revolving facility provides, for a 0.15% facility fee and various interest rates on borrowings generally at LIBOR plus 0.725%.

Our extended term loan facility provides for various interest rates generally at LIBOR plus 2.25%, and our extended revolving facility provides for a commitment fee on undrawn amounts of 0.50% and various interest rates on borrowings generally at LIBOR plus 2.25%.

The credit spread charged for our prior term loan and revolving credit facilities was, and the credit spread charged for our non-extended term loan and revolving facilities is, impacted by our senior unsecured credit ratings from Standard & Poor’s (BB+, with stable outlook) and Moody’s (Ba2, with stable outlook).

The credit spread charged for the extended term loan and revolving facilities is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.0x to greater than or equal to 3.0x would result in a 25 basis point increase in the credit spread under both our extended term loan facility and extended revolving facility.

Borrowings under the amended credit agreement are guaranteed by substantially all of our subsidiaries.

Vehicle Floorplan Payable

Vehicle floorplan payable-trade totaled $1.1 billion at March 31, 2010, and $1.0 billion at December 31, 2009. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $338.6 million at March 31, 2010, and $357.6 million at December 31, 2009, and represents amounts payable borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities utilize LIBOR-based interest rates.

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

Other Debt

At March 31, 2010, we had $224.6 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net. The remaining gain of $8.5 million and remaining rent expense of $9.1 million were recognized through the third quarter of 2009.

Restrictions and Covenants

Our amended credit agreement, the indenture for our new notes, our vehicle floorplan payable facilities, and our mortgage facility contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

Under our prior credit agreement we were, and under our amended credit agreement we are, required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. Pursuant to the April 14, 2010 amendment to our credit agreement, both of these covenants were modified. Under the amended credit agreement, the maximum capitalization ratio is 60%, compared to 65% prior to the amendment, and the maximum leverage ratio is 3.25x, compared to 2.75x prior to the amendment. In addition, in calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent letters of credit exceed $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007.

The indenture for our old notes previously contained several covenants, including a restricted payments covenant and a debt incurrence restriction, that were eliminated as part of the tender offers and consent solicitations described above. The indenture for our 6.75% Senior Notes due 2018 contains certain limited covenants, including limitations on liens and sale and leaseback transactions, but does not contain a restricted payments covenant or a debt incurrence restriction. Our mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.

Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.

As of March 31, 2010, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our prior credit agreement, at March 31, 2010, our leverage ratio was 2.37:1, and our capitalization ratio was 52.8%. Assuming the refinancing transactions were completed on March 31, 2010, our leverage ratio would have been 2.37:1 and our capitalization ratio would have been 40.4% on such date. Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional floorplan indebtedness.

To the extent that in the future we believe that we will be unable to comply with the covenants contained in our amended credit agreement, we will seek an amendment or waiver of our amended credit agreement, which could increase the cost of our debt. We may also consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders.

In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in our senior unsecured debt credit ratings occur.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

($ in millions)	Three Months Ended March 31,
	2010	2009	% Variance
Cash provided by operating activities	$69.6	$123.8	(43.8)
Cash used in investing activities	$(21.4)	$(7.0)	205.7
Cash used in financing activities	$(61.0)	$(165.2)	(63.1)

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

Net cash provided by operating activities decreased during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to an increase in working capital requirements, partially offset by an increase in earnings.

Cash Flows from Investing Activities

Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.

Cash used in investing activities increased during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to an increase in cash used in business acquisitions, net of cash acquired. During the three months ended March 31, 2010, we acquired two automotive retail franchises and other related assets as compared to one during the same period in 2009.

Cash used in investing activities also increased during the three months ended March 31, 2010, as compared to the same period in 2009, due to a decrease in cash received from business divestitures, net of cash relinquished, and a decrease in proceeds from the sale of property and equipment.

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

Net cash used in financing activities decreased during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to a decrease in net payments of vehicle floorplan payable-non-trade. Additionally, we did not repurchase any of our Floating Rate Notes due 2013 or 7% Senior Notes due 2014 during the three months ended March 31, 2010. During the three months ended March 31, 2009, we repurchased $72.0 million aggregate principal amount of our old notes for an aggregate total consideration of $60.5 million (including $1.2 million of accrued interest).

During the three months ended March 31, 2010, cash flows from financing activities were also impacted by repurchases of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2009, other than 6,174 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with restricted stock issued to retirement-eligible employees.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

•

Our amended credit agreement, mortgage facility, and the indenture relating to our 6.75% Senior Notes due 2018 contain certain financial ratios and other restrictions on our ability to conduct our business.

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and to our subsequent filings with the SEC, including our Quarterly Reports on Form 10-Q, for additional discussion of the foregoing risks. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At March 31, 2010, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $364.6 million and had a fair value of $357.6 million. At December 31, 2009, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $366.5 million and had a fair value of $353.3 million.

Interest Rate Risk

We had $1.4 billion of variable rate vehicle floorplan payable at March 31, 2010, and December 31, 2009. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $14.3 million at March 31, 2010, and $13.8 million at December 31, 2009, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $0.7 billion of other variable rate debt outstanding at March 31, 2010, and December 31, 2009. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $7.5 million at March 31, 2010, and December 31, 2009.

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

We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 69 of our 204 stores as of March 31, 2010.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition, or future results. The following updates the corresponding risk factors included in our 2009 Form 10-K:

Our amended credit agreement, mortgage facility, and the indenture relating to our 6.75% Senior Notes due 2018 contain certain financial ratios and other restrictions on our ability to conduct our business.

The amended credit agreement governing our term loan and revolving credit facilities, our mortgage facility, and the indenture relating to our 6.75% Senior Notes due 2018 contain covenants that limit the discretion of our management with respect to various business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to sell or otherwise dispose of assets and to merge or consolidate with other entities. A failure by us to comply with the obligations contained in our amended credit agreement or in the indenture relating to our 6.75% Senior Notes due 2018 could result in an event of default under our amended credit agreement or the indenture, which could permit acceleration of the related debt as well as acceleration of debt under other instruments that contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. Additionally, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by those manufacturers in specified circumstances in the event of our default under our amended credit agreement or the indenture relating to our 6.75% Senior Notes due 2018.

Under our amended credit agreement, we are required to remain in compliance with a maximum leverage ratio and a maximum capitalization ratio. See “Liquidity and Capital Resources — Restrictions and Covenants” in Part I, Item 2 of this Form 10-Q. If our earnings decline, we may be unable to comply with the financial ratios required by our amended credit agreement. In such case, we would seek an amendment or waiver of our amended credit agreement or consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. There can be no assurance that our lenders would agree to an amendment or waiver of our amended credit agreement. In the event we obtain an amendment or waiver of our amended credit agreement, we would likely incur additional fees and higher interest expense.

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

The enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance, or other operations could also have a material adverse effect on our business, results of operations, financial condition, cash flows, and prospects. We expect that new laws and regulations, particularly at the federal level, in the labor, environmental, and consumer protection areas will be enacted, which could significantly increase our costs. Proposed federal legislation known as the Employee Free Choice Act (the “EFCA”) could substantially liberalize the procedures for union organization and enable third party arbitrators to impose collective bargaining agreement terms on us in the event that we are unable to agree upon a collective bargaining agreement with a labor union. Passage of the EFCA could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our store operations, and reduce our profitability. Proposed financial reform legislation, including a proposed new consumer financial protection agency with broad regulatory powers, could lead to further regulation of automotive dealers, including with respect to dealer-assisted financing, potentially resulting in higher costs and reduced profits. We expect that the federal health care legislation, the Patient Protection and Affordable Care Act, that was recently enacted will increase the annual employee health care costs that we fund, with the most significant increases commencing in 2014. In addition, a recently enacted federal law that enables dealers to seek reinstatement through arbitration of automotive franchises that were terminated in connection with the Chrysler and General Motors bankruptcies could adversely impact us by increasing our competition and causing Chrysler and General Motors to be less efficient.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2010 to
January 31, 2010	130,019	$18.02	130,019	$254.6
February 1, 2010 to
February 28, 2010	1,950,526	$17.91	1,948,985	$219.7
March 1, 2010 to
March 31, 2010	6,683	$18.19	-	$219.7

Total	2,087,228		2,079,004

(1)	In October 2007, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock, and in October 2009, authorized an additional $250 million under the program. Our stock repurchase program does not have an expiration date. During the three months ended March 31, 2010, all of our shares were repurchased under our stock repurchase program, except for 8,224 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock. See “Liquidity and Capital Resources – Capital Allocation – Share Repurchases” in Part I, Item 2 of this report for additional information regarding share repurchases.

ITEM 5. OTHER INFORMATION

As previously disclosed on a Current Report on Form 8-K filed on January 29, 2009 (the “January 2009 8-K”), we entered into a letter agreement, dated January 28, 2009, with Toyota Motor Sales, U.S.A., Inc. (“Toyota,” and such agreement, the “Toyota Agreement”), ESL Investments, Inc. (“ESL Investments”), and certain investment affiliates of ESL Investments (together with ESL Investments, “ESL”). The Toyota Agreement, among other things, eliminates any potential adverse consequences under our framework agreement with Toyota in the event that ESL acquires more than 50% of our common stock. Under the terms of the Toyota Agreement, if ESL, after having owned in excess of 50% of our common stock no longer owns such amount, then the Toyota Agreement and Toyota’s consent to ESL acquiring more than 50% of our common stock (the “Consent”) will automatically terminate. The Toyota Agreement also contains governance-related and other provisions as described in the January 2009 8-K. ESL currently owns approximately 48% of our common stock.

As previously disclosed on a Current Report on Form 8-K filed on November 24, 2009 (the “November 2009 8-K”), pursuant to an extension agreement, dated November 23, 2009 (the “Extension Agreement”), Toyota granted a one-year extension to the Toyota Agreement. Under the Extension Agreement, Toyota’s Consent will terminate on December 31, 2010, solely with respect to ESL purchases of our common stock after such date, provided that ESL may continue to seek successive annual one-year extensions of Toyota’s Consent, and Toyota shall not unreasonably withhold or delay its consent thereto.

On April 23, 2010, we entered into an amendment (the “Amendment”) to the Toyota Agreement with Toyota and ESL. The Amendment provides that if either (a) the exercise of options to purchase our common stock and/or (b) the issuance or vesting of restricted shares of our common stock, causes ESL to no longer own in excess of 50% of our common stock, then the Toyota Agreement and Toyota’s Consent will continue to be in effect until any subsequent disposition of common stock by ESL during the time when ESL’s ownership is not in excess of 50% of our common stock as a result of such exercise, issuance, or vesting.

The foregoing summaries of the Toyota Agreement, the Extension Agreement, and the Amendment are qualified in their entirety by reference to such agreements. The Toyota Agreement was filed as an exhibit to the January 2009 8-K, the Extension Agreement was filed as an exhibit to the November 2009 8-K, and the Amendment is filed as Exhibit 10.4 to this Form 10-Q. Each of the Toyota Agreement, the Extension Agreement, and the Amendment is incorporated by reference herein.

ITEM 6. EXHIBITS

Certain of the agreements listed as exhibits to this Form 10-Q (including the exhibits to such agreements), which have been filed to provide investors with information regarding their terms, contain various representations, warranties, and covenants of AutoNation, Inc. and the other parties thereto. They are not intended to provide factual information about any of the parties thereto or any subsidiaries of the parties thereto. The assertions embodied in those representations, warranties, and covenants were made for purposes of each of the agreements, solely for the benefit of the parties thereto. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a security holder might view as material, or may have been made for purposes of allocating contractual risk among the parties rather than establishing matters as facts. Security holders should not view the representations, warranties, and covenants in the agreements (or any description thereof) as disclosures with respect to the actual state of facts concerning the business, operations, or condition of any of the parties to the agreements (or their subsidiaries) and should not rely on them as such. In addition, information in any such representations, warranties, or covenants may change after the dates covered by such provisions, which subsequent information may or may not be fully reflected in the public disclosures of the parties. In any event, investors should read the agreements together with the other information concerning AutoNation, Inc. contained in reports and statements that we file with the SEC.

Exhibit No.	Description

4.1	Supplemental Indenture, dated February 8, 2010 (the “2006 Indenture”), amending the Indenture, dated April 12, 2006, relating to our Floating Rate Notes due 2013 and 7% Senior Notes due 2014, to update the list of subsidiary guarantors under the 2006 Indenture (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 17, 2010)

4.2	Supplemental Indenture, dated as of April 14, 2010, amending the 2006 Indenture to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption under the 2006 Indenture (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 15, 2010)

4.3	Indenture, dated as of April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 15, 2010)

4.4	Supplemental Indenture, dated as of April 14, 2010, amending the 2010 Indenture to set forth the terms of our 6.75% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 15, 2010)

10.1	Fourth Amendment, dated as of April 14, 2010, to our Credit Agreement, dated as of July 14, 2005, amending and restating our Credit Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2010)

10.2	Agreement, dated January 28, 2009 (the “Toyota Agreement”), among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc., and certain investment affiliates of ESL Investments, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 29, 2009)

10.3	Extension Agreement, dated November 23, 2009, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc., and certain investment affiliates of ESL Investments, Inc., extending the Toyota Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 24, 2009)

10.4	Amendment, dated April 23, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc., and certain investment affiliates of ESL Investments, Inc., amending the Toyota Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*

* Furnished and not filed with this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date: April 23, 2010	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)