Form 10-Q
period 2010-06-30
AUTONATION, INC.
filed 2010-07-22
CIK 350698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 19, 2010, the registrant had 146,389,924 shares of common stock outstanding.

AUTONATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101.6	$173.6
Receivables, net	393.9	406.7
Inventory	1,580.9	1,397.1
Other current assets	237.6	290.7

Total Current Assets	2,314.0	2,268.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $670.7 million and $627.0 million, respectively	1,741.9	1,713.8
GOODWILL (Note 4)	1,126.8	1,123.0
OTHER INTANGIBLE ASSETS, NET (Note 4)	184.0	174.8
OTHER ASSETS	151.4	127.6

Total Assets	$5,518.1	$5,407.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,119.4	$1,020.8
Vehicle floorplan payable - non-trade	369.0	357.6
Accounts payable	178.4	151.8
Notes payable and current maturities of long-term obligations	7.9	7.6
Other current liabilities	359.5	325.6

Total Current Liabilities	2,034.2	1,863.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,359.4	1,105.0
DEFERRED INCOME TAXES	35.9	24.6
OTHER LIABILITIES	118.0	111.1
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at June 30, 2010, and December 31, 2009, including shares held in treasury	1.9	1.9
Additional paid-in capital	480.8	480.2
Retained earnings	2,323.4	2,221.0
Accumulated other comprehensive loss	(0.1)	-
Treasury stock, at cost; 44,295,537 and 21,830,744 shares held, respectively	(835.4)	(399.9)

Total Shareholders’ Equity	1,970.6	2,303.2

Total Liabilities and Shareholders’ Equity	$5,518.1	$5,407.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
New vehicle	$1,658.3	$1,334.3	$3,121.1	$2,517.0
Used vehicle	785.3	629.2	1,517.9	1,217.9
Parts and service	548.5	533.7	1,087.2	1,067.7
Finance and insurance, net	104.9	88.6	200.4	165.1
Other	12.0	11.6	23.7	24.9

TOTAL REVENUE	3,109.0	2,597.4	5,950.3	4,992.6

Cost of Sales:
New vehicle	1,549.4	1,248.6	2,909.0	2,357.7
Used vehicle	715.8	571.2	1,382.0	1,096.5
Parts and service	308.8	299.4	610.1	598.8
Other	4.8	4.5	9.6	10.6

TOTAL COST OF SALES	2,578.8	2,123.7	4,910.7	4,063.6

Gross Profit:
New vehicle	108.9	85.7	212.1	159.3
Used vehicle	69.5	58.0	135.9	121.4
Parts and service	239.7	234.3	477.1	468.9
Finance and insurance	104.9	88.6	200.4	165.1
Other	7.2	7.1	14.1	14.3

TOTAL GROSS PROFIT	530.2	473.7	1,039.6	929.0

Selling, general, and administrative expenses	384.2	362.1	758.7	713.5
Depreciation and amortization	19.6	19.0	38.5	38.7
Franchise rights impairment	-	1.5	-	1.5
Other expenses (income), net	0.5	(9.8)	1.7	(20.6)

OPERATING INCOME	125.9	100.9	240.7	195.9
Floorplan interest expense	(9.8)	(9.3)	(19.5)	(19.1)
Other interest expense	(14.7)	(10.5)	(23.7)	(22.3)
Loss on debt extinguishment	(19.6)	-	(19.6)	-
Gain on senior note repurchases	-	0.6	-	12.5
Interest income	0.3	0.3	0.5	0.6
Other gains (losses), net	(0.3)	3.5	(0.5)	1.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	81.8	85.5	177.9	169.5
INCOME TAX PROVISION	31.9	31.5	69.5	62.9

NET INCOME FROM CONTINUING OPERATIONS	49.9	54.0	108.4	106.6
Loss from discontinued operations, net of income taxes	(2.7)	(17.3)	(6.0)	(35.3)

NET INCOME	$47.2	$36.7	$102.4	$71.3

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.31	$0.30	$0.65	$0.60
Discontinued operations	$(0.02)	$(0.10)	$(0.04)	$(0.20)
Net income	$0.29	$0.21	$0.62	$0.40
Weighted average common shares outstanding	161.9	177.8	166.3	177.3

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.31	$0.30	$0.65	$0.60
Discontinued operations	$(0.02)	$(0.10)	$(0.04)	$(0.20)
Net income	$0.29	$0.21	$0.61	$0.40

Weighted average common shares outstanding	163.2	178.8	167.4	178.0

COMMON SHARES OUTSTANDING, net of treasury stock	149.3	178.0	149.3	178.0

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2009	193,562,149	$1.9	$480.2	$2,221.0	$-	$(399.9)	$2,303.2
Exercise of stock options and issuance of other stock-based awards, including income tax benefit of $0.9	-	-	(10.0)	-	-	16.5	6.5
Repurchases of common stock	-	-	-	-	-	(452.0)	(452.0)
Stock-based compensation expense	-	-	10.6	-	-	-	10.6
Other comprehensive loss	-	-	-	-	(0.1)	-	(0.1)
Net income	-	-	-	102.4	-	-	102.4

BALANCE AT JUNE 30, 2010	193,562,149	$1.9	$480.8	$2,323.4	$(0.1)	$(835.4)	$1,970.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2010	2009
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$102.4	$71.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	6.0	35.3
Depreciation and amortization	38.5	38.7
Amortization of debt issuance costs and discounts	1.4	1.9
Stock-based compensation expense	10.6	8.5
Deferred income tax provision	5.9	15.6
Franchise rights impairment	-	1.5
Non-cash impairment charges	0.9	1.2
Write-off of deferred debt issuance costs	3.5	-
Gain on senior note repurchases	-	(12.5)
Gain on corporate headquarters sale-leaseback	-	(12.9)
Net loss (gain) on asset sales and dispositions	0.5	(6.9)
Other	0.8	(2.5)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	10.4	39.0
Inventory	(173.9)	493.6
Other assets	17.4	16.1
Vehicle floorplan payable-trade, net	92.5	(453.5)
Accounts payable	26.1	(6.0)
Other liabilities	(11.5)	(20.0)

Net cash provided by continuing operations	131.5	208.4
Net cash provided by discontinued operations	1.1	22.5

Net cash provided by operating activities	132.6	230.9

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(40.3)	(34.1)
Proceeds from the sale of property and equipment	0.2	11.1
Proceeds from assets held for sale	2.2	0.9
Insurance recoveries on property and equipment	1.8	0.4
Cash used in business acquisitions, net of cash acquired	(12.5)	(0.2)
Net change in restricted cash	-	0.1
Proceeds from the sale of restricted investments	1.3	3.0
Cash received from business divestitures, net of cash relinquished	4.8	40.5
Other	-	0.2

Net cash provided by (used in) continuing operations	(42.5)	21.9
Net cash used in discontinued operations	(0.3)	-

Net cash provided by (used in) investing activities	(42.8)	21.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Continued)

	Six Months Ended June 30,
	2010	2009
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(419.3)	(0.1)
Proceeds from revolving credit facilities	195.0	-
Proceeds from 6.75% Senior Unsecured Notes due 2018	394.0	-
Payment of term loan facility	(66.6)	-
Payment of Floating Rate Senior Unsecured Notes	(146.1)	-
Payment of 7% Senior Unsecured Notes	(117.9)	-
Repurchase of Floating Rate Senior Unsecured Notes	-	(31.2)
Repurchase of 7% Senior Unsecured Notes	-	(33.5)
Payment of debt issuance costs	(11.9)	-
Net proceeds from (payments of) vehicle floorplan payable - non-trade	8.3	(154.7)
Payments of mortgage facilities	(3.6)	(3.4)
Payments of long-term debt	(0.2)	(0.5)
Proceeds from the exercise of stock options	5.6	9.8
Tax benefit from stock options	0.9	2.5

Net cash used in continuing operations	(161.8)	(211.1)
Net cash used in discontinued operations	-	(22.9)

Net cash used in financing activities	(161.8)	(234.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72.0)	18.8
CASH AND CASH EQUIVALENTS at beginning of period	173.6	110.1

CASH AND CASH EQUIVALENTS at end of period	$101.6	$128.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1. INTERIM FINANCIAL STATEMENTS

Business and Basis of Presentation

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2010, we owned and operated 249 new vehicle franchises from 204 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made by AutoNation in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, assets held for sale, allowances for doubtful accounts, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations, and certain assumptions related to stock-based compensation.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30, 2010	December 31, 2009
Trade receivables	$84.5	$84.9
Manufacturer receivables	104.0	103.0
Other	25.8	29.0

	214.3	216.9
Less: Allowances	(3.6)	(3.9)

	210.7	213.0
Contracts-in-transit and vehicle receivables	159.0	170.3
Income tax refundable (See Note 6)	24.2	23.4

Receivables, net	$393.9	$406.7

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory are as follows:

	June 30, 2010	December 31, 2009
New vehicles	$1,189.6	$1,071.8
Used vehicles	284.1	219.8
Parts, accessories, and other	107.2	105.5

	$1,580.9	$1,397.1

The components of vehicle floorplan payables are as follows:

	June 30, 2010	December 31, 2009
Vehicle floorplan payable - trade	$1,119.4	$1,020.8
Vehicle floorplan payable - non-trade	369.0	357.6

	$1,488.4	$1,378.4

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

Our vehicle floorplan facilities, which utilize LIBOR-based interest rates, averaged 2.7% for the six months ended June 30, 2010, and 2.5% for the six months ended June 30, 2009. At June 30, 2010, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $170.0 million, of which $79.0 million had been borrowed. At June 30, 2010, the aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.2 billion, of which $1.5 billion had been borrowed.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets, net, consist of the following:

	June 30, 2010	December 31, 2009
Goodwill	$1,126.8	$1,123.0

Franchise rights - indefinite-lived	$182.0	$173.4
Other intangibles	6.5	5.7

	188.5	179.1
Less: accumulated amortization	(4.5)	(4.3)

Other intangibles assets, net	$184.0	$174.8

Goodwill

Goodwill is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We completed our annual impairment tests as of April 30, 2010 and 2009, and no goodwill impairment charges resulted from the required goodwill impairment tests.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the six months ended June 30, 2010, were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2010	$155.8	$497.9	$469.3	$-	$1,123.0
Acquisitions and other adjustments	0.4	3.4	-	-	3.8

Goodwill at June 30, 2010	$156.2	$501.3	$469.3	$-	$1,126.8

Intangible Assets

Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. We completed our annual impairment test as of April 30, 2010, and no franchise rights impairment charges resulted from the required impairment test. The impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store.

During 2009, we recorded impairment charges of $1.5 million ($0.9 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value.

5. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
Floating Rate Senior Notes due 2013	$-	$146.1
7% Senior Notes due 2014	14.7	132.6
6.75% Senior Notes due 2018	394.1	-
Term loan facility due 2012	54.0	600.0
Term loan facility due 2014	479.4	-
Revolving credit facility due 2012	15.6	-
Revolving credit facility due 2014	179.4	-
Mortgage facility (1)	222.8	226.4
Other debt due from 2010 to 2025	7.3	7.5

	1,367.3	1,112.6

Less: current maturities	(7.9)	(7.6)

Long-term debt, net of current maturities	$1,359.4	$1,105.0

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Debt Refinancing

On March 31, 2010, we (1) commenced cash tender offers (referred to as the “tender offers”) to purchase any and all of our outstanding floating rate senior unsecured notes due 2013 (also referred to as the “Floating Rate Senior Notes due 2013”), and 7% senior unsecured notes due 2014 (also referred to as the “7% Senior Notes due 2013,” and together with the Floating Rate Senior Notes due 2013, the “old notes”), (2) commenced related solicitations of consents from the holders of the old notes to certain amendments to the indenture for the old notes, (3) commenced a public offering (referred to as the “debt offering”) of $400.0 million aggregate principal amount of senior unsecured notes due 2018 (referred to as the “new notes” or the “6.75% Senior Notes due 2018”), and (4) announced our intention to amend and extend our credit agreement (we refer to our credit agreement, as it was prior to its amendment on April 14, 2010, as the “prior credit agreement”).

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Subsequently, also on March 31, 2010, we priced the new notes at 98.488% of the $400.0 million aggregate principal amount with an interest rate equal to 6.75% and a maturity date of April 15, 2018, providing for a yield to maturity of 7.0%.

On April 14, 2010, we (1) accepted for payment, and thereafter cancelled, 99.6% of our outstanding Floating Rate Senior Notes due 2013 and 88.8% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $263.3 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”).

Our prior credit agreement, which was scheduled to terminate on July 18, 2012, provided for a $600.0 million term loan facility and a $700.0 million revolving credit facility. Pursuant to the amendment to our credit agreement, our term loan facility was reduced to $533.4 million and bifurcated into a $54.0 million tranche due July 18, 2012 (the “non-extended term loan facility”) and a $479.4 million tranche due July 18, 2014 (the “extended term loan facility”). Our revolving credit facility was reduced to $638.6 million and bifurcated into a $57.0 million tranche due July 18, 2012 (the “non-extended revolving credit facility”) and a $581.6 million tranche due July 18, 2014 (the “extended revolving credit facility”). The amendment also modified certain financial covenants for all tranches, including an increase in the maximum leverage ratio from 2.75x to 3.25x and a decrease in the maximum capitalization ratio from 65% to 60%. In calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007. See “Senior Unsecured Notes and Amended Credit Agreement” below for additional information regarding our amended credit agreement.

The tender offers expired on April 27, 2010. All of the remaining Floating Rate Senior Notes due 2013 (representing an aggregate principal amount of $600,000) were tendered before the final expiration time and accepted for payment by the Company. An additional $65,000 aggregate principal amount of the 7% Senior Notes due 2014 was also tendered before the final expiration time and accepted for payment by the Company. Following the completion of the tender offers and as of June 30, 2010, no Floating Rate Senior Notes due 2013 and $14.7 million aggregate principal amount of 7% Senior Notes due 2014 remain outstanding.

A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used (1) to pay approximately $274.5 million for the old notes that were validly tendered and accepted for payment (which included accrued and unpaid interest for the old notes, as well as consent payments for those that were tendered and accepted for payment by April 13, 2010), (2) to reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million), (3) to pay transaction fees and expenses related to the debt offering, the tender offers, and the amendment to the credit agreement, and (4) for general corporate purposes. We expensed $19.6 million pre-tax in the three months ended June 30, 2010, related to these transactions, including $3.5 million for the write-off of certain unamortized debt issuance costs associated with the old notes and prior credit agreement.

Senior Unsecured Notes and Amended Credit Agreement

At June 30, 2010, we had outstanding $14.7 million aggregate principal amount of 7% Senior Notes due April 15, 2014. The 7% Senior Notes may be redeemed by us currently at 103.5% of principal, at 101.75% of principal on or after April 15, 2011, and at 100% of principal on or after April 15, 2012.

During the three months ended June 30, 2009, we repurchased $6.0 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $5.4 million.

During the six months ended June 30, 2009, we repurchased $38.0 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $31.4 million. We also repurchased $40.0 million aggregate principal amount of our 7% Senior Notes due 2014 for an aggregate total consideration of $34.5 million. We recorded a gain of $0.6 million during the three months ended June 30, 2009, and $12.5 million during the six months ended June 30, 2009 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements for the three and six months ended June 30, 2009.

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

As of June 30, 2010, we had borrowings outstanding of $15.6 million under the non-extended revolving credit facility and $179.4 million under the extended revolving credit facility. As of June 30, 2010, the additional borrowing capacity under both the non-extended and extended revolving credit facilities was limited under the maximum leverage ratio contained in our amended credit agreement to $306.4 million.

Our prior term loan facility provided, and our non-extended term loan facility provides, for various interest rates generally at LIBOR plus 0.875%. Our prior revolving credit facility provided, and our non-extended revolving credit facility provides, for a 0.15% facility fee and various interest rates on borrowings generally at LIBOR plus 0.725%.

Our extended term loan facility provides for various interest rates generally at LIBOR plus 2.25%, and our extended revolving credit facility provides for a commitment fee on undrawn amounts of 0.50% and various interest rates on borrowings generally at LIBOR plus 2.25%.

The credit spread charged for our prior term loan and revolving credit facilities was, and the credit spread charged for our non-extended term loan and revolving credit facilities is, impacted by our senior unsecured credit ratings.

The credit spread charged for the extended term loan and revolving credit facilities is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.0x to greater than or equal to 3.0x would result in a 25 basis point increase in the credit spread under both our extended term loan facility and extended revolving credit facility.

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

Other Debt

At June 30, 2010, we had $222.8 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net, and $1.8 million of rent expense, which is recorded in Selling, General, and Administrative Expenses. The remaining gain of $8.5 million and remaining rent expense of $9.1 million were recognized through the third quarter of 2009.

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

Under our prior credit agreement we were, and under our amended credit agreement we are, required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. Pursuant to the April 14, 2010 amendment to our credit agreement, both of these covenants were modified. Under the amended credit agreement, the maximum capitalization ratio is 60%, compared to 65% prior to the amendment, and the maximum leverage ratio is 3.25x, compared to 2.75x prior to the amendment. In addition, in calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007.

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

Under the terms of our credit agreement, at June 30, 2010, our leverage ratio and capitalization ratio were as follows:

	June 30, 2010
	Requirement	Actual
Leverage ratio	< 3.25x	2.66x
Capitalization ratio	< 60%	45.1%

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

6. INCOME TAXES

Income taxes refundable included in Receivables, Net totaled $24.2 million at June 30, 2010, and $23.4 million at December 31, 2009.

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

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7. SHAREHOLDERS’ EQUITY

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009
Shares repurchased	20.9	-	23.0	-
Aggregate purchase price	$414.4	$-	$451.6	$-
Average purchase price per share	$19.83	$-	$19.66	$-

As of June 30, 2010, $55.3 million remained available for share repurchases under the share repurchase program approved by our Board of Directors. From July 1, 2010 through July 22, 2010, we repurchased an additional 2.9 million shares of our common stock for an aggregate purchase price of $55.0 million (average purchase price per share of $19.08) pursuant to a Rule 10b5-1 plan. On July 20, 2010, our Board of Directors authorized an additional $250 million under our existing share repurchase program.

We issued 0.3 million shares of common stock in connection with the exercise of stock options during the six months ended June 30, 2010, and 1.0 million shares during the six months ended June 30, 2009. The proceeds from the exercise of stock options were $5.6 million (average exercise price per share of $16.36) during the six months ended June 30, 2010, and $9.8 million (average exercise price per share of $10.14) during the six months ended June 30, 2009.

We granted 0.2 million shares of restricted stock during the six months ended June 30, 2010, and 0.2 million shares during the six months ended June 30, 2009, in connection with our annual restricted stock award grant. During the six months ended June 30, 2010, 20,689 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock, as compared to 6,174 shares during the six months ended June 30, 2009.

8. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. Anti-dilutive options totaling 4.3 million for the three months ended June 30, 2010, and 5.3 million for the six months ended June 30, 2010, have been excluded from the computation of diluted earnings per share. Anti-dilutive options totaling 8.5 million for the three months ended June 30, 2009, and 8.7 million for the six months ended June 30, 2009, have been excluded from the computation of diluted earnings per share.

The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average outstanding used in calculating basic earnings per share	161.9	177.8	166.3	177.3
Effect of dilutive stock-based awards	1.3	1.0	1.1	0.7

Weighted average common equivalent shares used in calculating diluted earnings per share	163.2	178.8	167.4	178.0

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9. STOCK–BASED COMPENSATION

In February 2010, the Executive Compensation Subcommittee (the “Subcommittee”) approved an annual grant of 1.2 million employee stock options for 2010. One-fourth of each stock option award that was approved in February 2010 was granted on March 1, 2010, and June 1, 2010, and an additional one-fourth of each such stock option award will be granted on the first New York Stock Exchange trading day of each of September and December 2010. The options granted on March 1, 2010, and June 1, 2010, have an exercise price equal to the closing price per share on the grant date ($18.20 on March 1, 2010, and $19.64 on June 1, 2010), and each subsequent option grant will also have an exercise price equal to the closing price of our common stock on the grant date in accordance with the AutoNation, Inc. 2008 Employee Equity and Incentive Plan. In February 2010, the Subcommittee also approved an annual grant of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 1, 2010.

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

Stock options granted in 2010 have a term of 10 years from the first date of grant in 2010 (i.e., all options granted in 2010 will expire on March 1, 2020) and vest in equal installments over four years commencing on June 1, 2011. Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant. Restricted stock awards granted in 2010 vest in equal installments over four years commencing on June 1, 2011.

Compensation Expense

Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Compensation cost for stock options and restricted stock is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible. The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the 2010 and 2009 Unaudited Condensed Consolidated Income Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$4.1	$4.5	$9.4	$8.0
Restricted stock	0.5	0.2	1.2	0.5

Total stock-based compensation expense	$4.6	$4.7	$10.6	$8.5

As of June 30, 2010, there was $14.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $9.5 million relates to stock options and $4.5 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.8 years.

10. ACQUISITIONS

We acquired two automotive retail franchises and related assets during the six months ended June 30, 2010, for $12.5 million, and one during the six months ended June 30, 2009, for $0.2 million. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

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

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2010 to 2034 are approximately $73 million at June 30, 2010. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2010. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

At June 30, 2010, surety bonds, letters of credit, and cash deposits totaled $98.0 million, including $64.7 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, establishes a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. In addition, we expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual employee health care costs that we fund, with the most significant increases commencing in 2014. Further, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. We do not have any material known environmental commitments or contingencies.

12. DISCONTINUED OPERATIONS

Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement. We account for a store that either has been disposed of or is classified as held for sale as a discontinued operation if (a) the operations and cash flows of the store have been (or will be) eliminated from our ongoing operations and (b) we will not have any significant continuing involvement in the operations of the store after the disposal transaction.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In evaluating whether a store’s cash flows will be eliminated from our ongoing operations, we consider whether we expect to continue to generate revenues or incur expenses from the sale of similar products or services to customers of the disposed store in the same geographic market. If we believe that a significant portion of the cash flows previously generated by the disposed store will migrate to our other operating stores, we will not treat the disposition as a discontinued operation.

We received proceeds (net of cash relinquished) of $4.8 million during the six months ended June 30, 2010, and $40.5 million during the same period in 2009 related to discontinued operations.

Changes in the number of stores not yet sold or closed in discontinued operations for the three and six months ended June 30, 2010, are as follows:

Number of Stores Not Yet Sold or Closed in Discontinued Operations
Stores not yet sold or closed in discontinued operations at December 31, 2009	-

Classified as discontinued operations during first quarter of 2010	2
Sold or closed during first quarter of 2010	(2)

Stores not yet sold or closed in discontinued operations at March 31, 2010	-

Classified as discontinued operations during second quarter of 2010	1
Sold or closed during second quarter of 2010	-

Stores not yet sold or closed in discontinued operations at June 30, 2010	1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenue	$5.6	$117.8	$18.0	$267.8

Pre-tax loss from discontinued operations (1)	$(1.1)	$(4.9)	$(3.7)	$(5.3)
Pre-tax loss on disposal of discontinued operations	(2.3)	(17.4)	(5.0)	(41.5)

	(3.4)	(22.3)	(8.7)	(46.8)
Income tax benefit	(0.7)	(5.0)	(2.7)	(11.5)

Loss from discontinued operations, net of income taxes	$(2.7)	$(17.3)	$(6.0)	$(35.3)

(1)	Although there was only one store in discontinued operations as of June 30, 2010, pre-tax loss from discontinued operations includes operational losses for stores in discontinued operations that were operating for a portion of the three and six months ended June 30, 2010, as well as carrying costs for items such as maintenance, security, rent, and landscaping, among others, for real estate we have not yet sold related to stores that have been closed.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	June 30, 2010 (1)	December 31, 2009
Inventory	$2.6	$11.6
Other current assets	1.1	3.1
Property and equipment, net	68.0	93.6
Goodwill	2.9	6.0
Other non-current assets	0.2	0.3

Total assets	$74.8	$114.6

Vehicle floorplan payable-trade	$2.0	$9.6
Vehicle floorplan payable-non-trade	-	-
Other current liabilities	5.2	7.3

Total liabilities	$7.2	$16.9

(1)	The assets and liabilities remaining in discontinued operations at June 30, 2010, primarily represent real estate we have not yet sold related to stores that have been closed, as well as other miscellaneous items that are in the process of being settled or otherwise disposed.

Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

13. SEGMENT INFORMATION

At June 30, 2010 and 2009, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reportable segment revenues and segment income (loss) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Domestic	$1,040.7	$833.4	$1,956.0	$1,610.8
Import	1,177.4	998.7	2,248.8	1,885.7
Premium Luxury	860.4	733.9	1,683.1	1,437.8
Corporate and other	30.5	31.4	62.4	58.3

Total revenues	$3,109.0	$2,597.4	$5,950.3	$4,992.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Segment income (loss)*:
Domestic	$41.2	$24.3	$72.7	$46.0
Import	52.4	41.5	102.4	71.1
Premium Luxury	48.5	42.8	95.3	83.8
Corporate and other	(26.0)	(17.0)	(49.2)	(24.1)

Total segment income	116.1	91.6	221.2	176.8

Other interest expense	(14.7)	(10.5)	(23.7)	(22.3)
Loss on debt extinguishment	(19.6)	-	(19.6)	-
Gain on senior note repurchases	-	0.6	-	12.5
Interest income	0.3	0.3	0.5	0.6
Other gains (losses), net	(0.3)	3.5	(0.5)	1.9

Income from continuing operations before income taxes	$81.8	$85.5	$177.9	$169.5

*	Segment income(loss) is defined as operating income less floorplan interest expense.

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

We had receivables from manufacturers or distributors of $104.0 million at June 30, 2010, and $103.0 million at December 31, 2009. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.

Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2010, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

•

Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Unaudited Condensed Consolidated Balance Sheets. The carrying amount and fair value of our investments in marketable securities totaled $1.8 million at June 30, 2010, and $3.1 million at December 31, 2009.

•

Fixed rate debt: Our fixed rate debt consists primarily of amounts outstanding under our senior unsecured notes and mortgages, which totaled $638.9 million at June 30, 2010, and $366.5 million at December 31, 2009, with a fair value of $638.7 million at June 30, 2010, and $353.3 million at December 31, 2009. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability and we estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments.

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2010:

	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Gain/(Loss)
Long-lived assets held and used	$-	$-	$2.1	$(0.4)

Long-lived assets held for sale:
Continuing operations	$-	$-	$7.0	$(0.5)
Discontinued operations	$-	$-	28.7	(2.6)

Total long-lived assets held for sale	$-	$-	$35.7	$(3.1)

During the six months ended June 30, 2010, no impairment charges were recorded for the carrying value of goodwill or franchise rights in accordance with accounting guidance for goodwill and other intangible assets. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on how fair value measurements are derived for our goodwill and franchise rights.

In accordance with the provisions of accounting guidance for the impairment or disposal of long-lived assets, during the six months ended June 30, 2010, long-lived assets held and used in continuing operations with a carrying amount of $2.5 million were written down to their fair value of $2.1 million, resulting in a non-cash impairment charge of $0.4 million, which was included in Other Expenses (Income), Net in our Unaudited Condensed Consolidated Financial Statements and as a component of Import Segment Income of our segment information. No impairment charges were recorded during the three months ended June 30, 2010.

During the six months ended June 30, 2010, long-lived assets held for sale in continuing operations with a carrying amount of $3.1 million were written down to their fair value of $2.3 million, resulting in a non-cash impairment charge of $0.8 million. Additionally, an adjustment of $0.3 million was recorded to long-lived assets held for sale with a carrying amount of $4.4 million as a result of an increase in the asset group’s fair value. The adjustment was limited to the carrying amount of $4.7 million at the time the long-lived asset group was initially classified as held for sale. These amounts were included in Other Expenses (Income), Net in our Unaudited Condensed Consolidated Financial Statements and included as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information. No impairment charges or adjustments were recorded during the three months ended June 30, 2010.

During the six months ended June 30, 2010, long-lived assets held for sale in discontinued operations with a carrying amount of $22.2 million were written down to their fair value of $18.9 million, resulting in a non-cash impairment charge of $3.3 million. Additionally, an adjustment of $0.6 million was recorded to long-lived assets held for sale in discontinued operations with a carrying amount of $9.2 million to increase the asset group’s carrying amount to fair value of $9.8 million. These amounts were included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements in the “Corporate and other” category of our segment information. The $2.6 million of net impairment charges recorded includes $0.2 million of impairment that was recorded during the three months ended June 30, 2010.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2010, we owned and operated 249 new vehicle franchises from 204 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 94% of the new vehicles that we sold during the six months ended June 30, 2010, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.

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

At June 30, 2010, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

For the six months ended June 30, 2010, new vehicle sales accounted for approximately 53% of our total revenue, but approximately 20% of our total gross profit. Used vehicle sales accounted for approximately 26% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 22% of our total revenue for the six months ended June 30, 2010, contributed approximately 65% of our total gross profit for the same period.

During the three months ended June 30, 2010, we had net income from continuing operations of $49.9 million or $0.31 per share on a diluted basis, as compared to net income from continuing operations of $54.0 million or $0.30 per share on a diluted basis during the same period in 2009. During the six months ended June 30, 2010, we had net income from continuing operations of $108.4 million or $0.65 per share on a diluted basis, as compared to net income from continuing operations of $106.6 million or $0.60 per share on a diluted basis during the same period in 2009.

Results for the three and six months ended June 30, 2010, were adversely impacted by a loss on debt extinguishment, including debt refinancing costs and the write-off of previously deferred debt issuance costs, of $19.6 million ($12.1 million after-tax, or approximately $0.07 per share). After excluding this item, adjusted diluted earnings per share from continuing operations for the three and six months ended June 30, 2010 was $0.38 and $0.72, respectively.

Results for the three months ended June 30, 2009, were favorably impacted by a gain on asset sales and dispositions of $5.9 million ($3.7 million after-tax, or approximately $0.02 per share). After excluding this item, adjusted diluted earnings per share from continuing operations for the three months ended June 30, 2009 was $0.28.

Results for the six months ended June 30, 2009, were favorably impacted by a net gain on asset sales and dispositions of $15.5 million ($9.6 million after-tax, or approximately $0.05 per share) and a gain on senior note repurchases of $12.5 million ($7.7 million after-tax, or approximately $0.04 per share). After excluding these items, adjusted diluted earnings per share from continuing operations for the six months ended June 30, 2009 was $0.51.

Adjusted diluted earnings per share from continuing operations is a non-GAAP financial measure, and diluted earnings per share from continuing operations is the most directly comparable financial measure that is calculated and presented in accordance with GAAP. We have provided above a reconciliation of adjusted diluted earnings per share from continuing operations to diluted earnings per share from continuing operations for the three and six months ended June 30, 2010 and 2009. We believe that this non-GAAP financial measure provides a meaningful presentation of our results excluding the impact of items not related to our ongoing core business operations and improves the period-to-period comparability of our results from our core business operations. This non-GAAP financial measure should not be considered a substitute for, or superior to, financial measures calculated and presented in accordance with GAAP.

In the second quarter of 2010, based on an anticipated industry recovery over the next several years, our performance during the first half of 2010 and our confidence in the Company’s financial and operational strength, and the additional liquidity and financial flexibility that we obtained as a result of our recent debt refinancing (see “Liquidity and Capital Resources – Debt Refinancing”), we opportunistically increased both our share repurchase and acquisition activities. In the second quarter, we repurchased 20.9 million shares of our common stock for an aggregate purchase price of approximately $414.4 million, and from July 1, 2010 through July 22, 2010 we repurchased an additional 2.9 million shares of our common stock for an aggregate purchase price of $55.0 million. We also entered into agreements to acquire a large Toyota store and a Hyundai store in the Atlanta, Georgia market, as well as a Hyundai store in Seattle, Washington. We completed the acquisition of the Hyundai store in Seattle in July 2010, and we expect to complete the acquisitions of the Toyota and Hyundai stores in the Atlanta market, which remain subject to customary closing conditions, in the third quarter of 2010. The aggregate purchase price for these acquisitions is approximately $60 million excluding inventory. For the remainder of 2010, we expect to continue to deploy capital opportunistically, including for share repurchases, taking into account the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our 3.25x maximum leverage ratio and other financial covenants in our debt agreements as well as available liquidity), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt. As of June 30, 2010, our leverage ratio was 2.66x under the terms of our amended credit agreement.

Market Conditions

In the second quarter of 2010, the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the United States was 11.3 million, as compared to 11.0 million in the first quarter of 2010, 10.8 million in the fourth quarter of 2009, and 9.6 million in the second quarter of 2009. Our total revenue increased 19.7% in the second quarter of 2010 as compared to the same period in 2009.

While unemployment in the United States remains high, housing markets remain depressed, and the SAAR remains at historically low levels, we saw an improving automotive retail market during the first half of 2010 and expect continued improvement over the next several years. The decline in new vehicle sales over the past few years, which has led to a decline in the number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

Debt Refinancing

Please refer to “Liquidity and Capital Resources – Debt Refinancing” below for a discussion of certain refinancing transactions that we completed during the second quarter of 2010.

Inventory Management

Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.

We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 37,585 units in new vehicle inventory at June 30, 2010, 35,803 units at December 31, 2009, and 31,209 units at June 30, 2009. We continue to monitor our new vehicle inventory levels closely based on current economic conditions.

In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. At June 30, 2010, we did not anticipate losses on our used vehicle inventory expected to be liquidated at wholesale auctions. At December 31, 2009, our used vehicle inventory balance was net of cumulative write-downs of $0.7 million.

Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $4.1 million at June 30, 2010, and $4.4 million at December 31, 2009.

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

We completed our annual tests for impairment of goodwill on April 30, 2010, and no impairment charges resulted from the required impairment tests.

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

The test for goodwill impairment is a two-step approach. A first step failure would have required us to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a non-cash goodwill impairment charge. As of June 30, 2010, we allocated $156.2 million of goodwill to the Domestic reporting unit, $501.3 million to the Import reporting unit, and $469.3 million to the Premium Luxury reporting unit. A significant change in the assumptions used to estimate fair value could result in a material impairment charge to the goodwill associated with our reporting units.

The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2010, the date of our most recent annual impairment test.

We also completed our annual impairment test for intangibles with indefinite lives as of April 30, 2010, and no impairment charges resulted from the required impairment tests.

We will continue to monitor events in future periods to determine if additional asset impairment testing should be performed. We continue to face a challenging automotive retail environment and an uncertain economic environment in general. As a result of these conditions, there can be no assurance that an impairment charge will not occur in a future period.

Long-Lived Assets

We estimate the depreciable lives of our property and equipment, including leasehold improvements, and review them for impairment when events or changes in circumstances indicate that their carrying amounts may be impaired. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or a current-period operating or cash flow loss combined with historical losses or projected future losses. We recorded no impairment charges during the three months ended June 30, 2010, and net impairment charges of $0.4 million during the six months ended June 30, 2010, associated with assets held and used in continuing operations, which is included in Other Expenses (Income), Net in the Unaudited Condensed Consolidated Statements of Operations.

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

As of June 30, 2010, we had assets held for sale of $60.5 million in continuing operations and $68.0 million in discontinued operations. We recorded no impairment charges during the three months ended June 30, 2010 and net impairment charges of $0.5 million during the six months ended June 30, 2010 associated with assets held for sale in continuing operations, which is included in Other Expenses (Income), Net in the Unaudited Condensed Consolidated Statements of Operations, and $0.2 million during the three months ended June 30, 2010, and $2.6 million during the six months ended June 30, 2010, associated with assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in the Unaudited Condensed Consolidated Statements of Operations.

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

Reported Operating Data

Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,658.3	$1,334.3	$324.0	24.3	$3,121.1	$2,517.0	$604.1	24.0
Used vehicle	785.3	629.2	156.1	24.8	1,517.9	1,217.9	300.0	24.6
Parts and service	548.5	533.7	14.8	2.8	1,087.2	1,067.7	19.5	1.8
Finance and insurance, net	104.9	88.6	16.3	18.4	200.4	165.1	35.3	21.4
Other	12.0	11.6	0.4		23.7	24.9	(1.2)

Total revenue	$3,109.0	$2,597.4	$511.6	19.7	$5,950.3	$4,992.6	$957.7	19.2

Gross profit:
New vehicle	$108.9	$85.7	$23.2	27.1	$212.1	$159.3	$52.8	33.1
Used vehicle	69.5	58.0	11.5	19.8	135.9	121.4	14.5	11.9
Parts and service	239.7	234.3	5.4	2.3	477.1	468.9	8.2	1.7
Finance and insurance	104.9	88.6	16.3	18.4	200.4	165.1	35.3	21.4
Other	7.2	7.1	0.1		14.1	14.3	(0.2)

Total gross profit	530.2	473.7	56.5	11.9	1,039.6	929.0	110.6	11.9
Selling, general and administrative expenses	384.2	362.1	(22.1)	(6.1)	758.7	713.5	(45.2)	(6.3)
Depreciation and amortization	19.6	19.0	(0.6)		38.5	38.7	0.2
Franchise rights impairment	-	1.5	1.5		-	1.5	1.5
Other expenses (income), net	0.5	(9.8)	(10.3)		1.7	(20.6)	(22.3)

Operating income	125.9	100.9	25.0	24.8	240.7	195.9	44.8	22.9
Floorplan interest expense	(9.8)	(9.3)	(0.5)		(19.5)	(19.1)	(0.4)
Other interest expense	(14.7)	(10.5)	(4.2)		(23.7)	(22.3)	(1.4)
Loss on debt extinguishment	(19.6)	-	(19.6)		(19.6)	-	(19.6)
Gain on senior note repurchases	-	0.6	(0.6)		-	12.5	(12.5)
Interest income	0.3	0.3	-		0.5	0.6	(0.1)
Other gains (losses), net	(0.3)	3.5	(3.8)		(0.5)	1.9	(2.4)

Income from continuing operations before income taxes	$81.8	$85.5	$(3.7)	(4.3)	$177.9	$169.5	$8.4	5.0

Retail vehicle unit sales:
New vehicle	51,893	43,357	8,536	19.7	97,307	81,516	15,791	19.4
Used vehicle	40,551	33,943	6,608	19.5	78,262	67,705	10,557	15.6

	92,444	77,300	15,144	19.6	175,569	149,221	26,348	17.7

Revenue per vehicle retailed:
New vehicle	$31,956	$30,775	$1,181	3.8	$32,075	$30,877	$1,198	3.9
Used vehicle	$17,378	$16,242	$1,136	7.0	$17,234	$15,864	$1,370	8.6
Gross profit per vehicle retailed:
New vehicle	$2,099	$1,977	$122	6.2	$2,180	$1,954	$226	11.6
Used vehicle	$1,625	$1,665	$(40)	(2.4)	$1,651	$1,743	$(92)	(5.3)
Finance and insurance	$1,135	$1,146	$(11)	(1.0)	$1,141	$1,106	$35	3.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (%)	2009 (%)	2010 (%)	2009 (%)
Revenue mix percentages:
New vehicle	53.3	51.4	52.5	50.4
Used vehicle	25.3	24.2	25.5	24.4
Parts and service	17.6	20.5	18.3	21.4
Finance and insurance, net	3.4	3.4	3.4	3.3
Other	0.4	0.5	0.3	0.5

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	20.5	18.1	20.4	17.1
Used vehicle	13.1	12.2	13.1	13.1
Parts and service	45.2	49.5	45.9	50.5
Finance and insurance	19.8	18.7	19.3	17.8
Other	1.4	1.5	1.3	1.5

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	6.4	6.8	6.3
Used vehicle - retail	9.4	10.2	9.6	11.0
Parts and service	43.7	43.9	43.9	43.9
Total	17.1	18.2	17.5	18.6
Selling, general and administrative expenses	12.4	13.9	12.8	14.3
Operating income	4.0	3.9	4.0	3.9
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	72.5	76.4	73.0	76.8
Operating income	23.7	21.3	23.2	21.1

			June 30, 2010	June 30, 2009
Days supply:
New vehicle (industry standard of selling days, including fleet)			55 days	53 days
Used vehicle (trailing 30 days)			45 days	37 days

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
($ in millions)
Floorplan assistance	$14.1	$10.9	$3.2	$26.5	$20.8	$5.7
Floorplan interest expense (new vehicles)	(9.4)	(8.7)	(0.7)	(18.6)	(17.9)	(0.7)

Net new vehicle inventory carrying benefit	$4.7	$2.2	$2.5	$7.9	$2.9	$5.0

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,649.1	$1,329.6	$319.5	24.0	$3,103.8	$2,507.6	$596.2	23.8
Used vehicle	777.0	625.4	151.6	24.2	1,504.7	1,208.4	296.3	24.5
Parts and service	541.0	531.9	9.1	1.7	1,077.0	1,063.0	14.0	1.3
Finance and insurance, net	104.4	88.4	16.0	18.1	199.6	164.5	35.1	21.3
Other	11.8	10.7	1.1		23.3	23.4	(0.1)

Total revenue	$3,083.3	$2,586.0	$497.3	19.2	$5,908.4	$4,966.9	$941.5	19.0

Gross profit:
New vehicle	$108.2	$85.9	$22.3	26.0	$210.9	$159.1	$51.8	32.6
Used vehicle	68.9	57.8	11.1	19.2	135.1	120.3	14.8	12.3
Parts and service	236.6	233.6	3.0	1.3	472.7	467.0	5.7	1.2
Finance and insurance	104.4	88.4	16.0	18.1	199.6	164.5	35.1	21.3
Other	7.0	6.8	0.2		13.8	13.8	-

Total gross profit	$525.1	$472.5	$52.6	11.1	$1,032.1	$924.7	$107.4	11.6

Retail vehicle unit sales:
New vehicle	51,622	43,186	8,436	19.5	96,832	81,211	15,621	19.2
Used vehicle	40,215	33,743	6,472	19.2	77,750	67,136	10,614	15.8

	91,837	76,929	14,908	19.4	174,582	148,347	26,235	17.7

Revenue per vehicle retailed:
New vehicle	$31,946	$30,788	$1,158	3.8	$32,053	$30,878	$1,175	3.8
Used vehicle	$17,367	$16,261	$1,106	6.8	$17,221	$15,887	$1,334	8.4

Gross profit per vehicle retailed:
New vehicle	$2,096	$1,989	$107	5.4	$2,178	$1,959	$219	11.2
Used vehicle	$1,624	$1,666	$(42)	(2.5)	$1,651	$1,740	$(89)	(5.1)
Finance and insurance	$1,137	$1,149	$(12)	(1.0)	$1,143	$1,109	$34	3.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (%)	2009 (%)	2010 (%)	2009 (%)
Revenue mix percentages:
New vehicle	53.5	51.4	52.5	50.5
Used vehicle	25.2	24.2	25.5	24.3
Parts and service	17.5	20.6	18.2	21.4
Finance and insurance, net	3.4	3.4	3.4	3.3
Other	0.4	0.4	0.4	0.5

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	20.6	18.2	20.4	17.2
Used vehicle	13.1	12.2	13.1	13.0
Parts and service	45.1	49.4	45.8	50.5
Finance and insurance	19.9	18.7	19.3	17.8
Other	1.3	1.5	1.4	1.5

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	6.5	6.8	6.3
Used vehicle - retail	9.3	10.2	9.6	11.0
Parts and service	43.7	43.9	43.9	43.9
Total	17.0	18.3	17.5	18.6

New Vehicle

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,658.3	$1,334.3	$324.0	24.3	$3,121.1	$2,517.0	$604.1	24.0
Gross profit	$108.9	$85.7	$23.2	27.1	$212.1	$159.3	$52.8	33.1
Retail vehicle unit sales	51,893	43,357	8,536	19.7	97,307	81,516	15,791	19.4
Revenue per vehicle retailed	$31,956	$30,775	$1,181	3.8	$32,075	$30,877	$1,198	3.9
Gross profit per vehicle retailed	$2,099	$1,977	$122	6.2	$2,180	$1,954	$226	11.6
Gross profit as a percentage of revenue	6.6%	6.4%			6.8%	6.3%
Days supply (industry standard of selling days, including fleet)	55 days	53 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$1,649.1	$1,329.6	$319.5	24.0	$3,103.8	$2,507.6	$596.2	23.8
Gross profit	$108.2	$85.9	$22.3	26.0	$210.9	$159.1	$51.8	32.6
Retail vehicle unit sales	51,622	43,186	8,436	19.5	96,832	81,211	15,621	19.2
Revenue per vehicle retailed	$31,946	$30,788	$1,158	3.8	$32,053	$30,878	$1,175	3.8
Gross profit per vehicle retailed	$2,096	$1,989	$107	5.4	$2,178	$1,959	$219	11.2
Gross profit as a percentage of revenue	6.6%	6.5%			6.8%	6.3%

Second Quarter 2010 compared to Second Quarter 2009

Same store new vehicle revenue increased during the three months ended June 30, 2010, as compared to the same period in 2009, as a result of both an increase in same store unit volume and an increase in same store revenue per new vehicle retailed. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, the reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence. The prior year was adversely impacted by a decline in domestic vehicle sales due to customer uncertainty surrounding the Chrysler and General Motors bankruptcies.

Revenue per new vehicle retailed benefited from an increase in the average selling prices for new vehicles in all three segments—Domestic, Import, and Premium Luxury – primarily due to improved market conditions.

Same store gross profit per new vehicle retailed increased during the three months ended June 30, 2010, as compared to the same period in 2009. The increase was due in part to a recovery in margins for both small and large vehicles in all three segments as a result of improved market and credit conditions.

First Six Months 2010 compared to First Six Months 2009

Same store new vehicle revenue increased during the six months ended June 30, 2010, as compared to the same period in 2009, as a result of both an increase in same store unit volume and an increase in same store revenue per new vehicle retailed. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, the reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence.

Revenue per new vehicle retailed benefited from an increase in the average selling prices for new vehicles in all three segments—Domestic, Import, and Premium Luxury – primarily due to improved market conditions. This benefit was partially offset by a shift in mix away from premium luxury vehicles, which have relatively higher average selling prices.

Same store gross profit per new vehicle retailed increased during the six months ended June 30, 2010, as compared to the same period in 2009. The increase was due in part to a recovery in margins for both small and large vehicles in all three segments as a result of improved market and credit conditions.

New Vehicle Inventories

Our new vehicle inventories were $1.2 billion or 55 days supply at June 30, 2010, as compared to new vehicle inventories of $1.1 billion or 55 days supply at December 31, 2009, and $1.0 billion or 53 days supply at June 30, 2009. We had 37,585 units in new vehicle inventory at June 30, 2010, 35,803 units at December 31, 2009, and 31,209 units at June 30, 2009.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
($ in millions)
Floorplan assistance	$14.1	$10.9	$3.2	$26.5	$20.8	$5.7
Floorplan interest expense (new vehicles)	(9.4)	(8.7)	(0.7)	(18.6)	(17.9)	(0.7)

Net new vehicle inventory carrying benefit	$4.7	$2.2	$2.5	$7.9	$2.9	$5.0

Second Quarter 2010 compared to Second Quarter 2009

The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) increased during the three months ended June 30, 2010, as compared to the same period in 2009 due to an increase in floorplan assistance as a result of higher new vehicle sales and an increase in the floorplan assistance rate per unit, partially offset by an increase in floorplan interest expense due to higher average vehicle floorplan payable balances during the period and higher floorplan interest rates.

First Six Months 2010 compared to First Six Months 2009

The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) increased during the six months ended June 30, 2010, as compared to the same period in 2009 due to an increase in floorplan assistance as a result of higher new vehicle sales, an increase in the floorplan assistance rate per unit, partially offset by an increase in floorplan interest expense due to higher floorplan interest rates.

Used Vehicle

($ in millions, except per	Three Months Ended June 30,				Six Months Ended June 30,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$704.7	$551.3	$153.4	27.8	$1,348.8	$1,074.1	$274.7	25.6
Wholesale revenue	80.6	77.9	2.7	3.5	169.1	143.8	25.3	17.6

Total revenue	$785.3	$629.2	$156.1	24.8	$1,517.9	$1,217.9	$300.0	24.6

Retail gross profit	$65.9	$56.5	$9.4	16.6	$129.2	$118.0	$11.2	9.5
Wholesale gross profit	3.6	1.5	2.1		6.7	3.4	3.3

Total gross profit	$69.5	$58.0	$11.5	19.8	$135.9	$121.4	$14.5	11.9

Retail vehicle unit sales	40,551	33,943	6,608	19.5	78,262	67,705	10,557	15.6
Revenue per vehicle retailed	$17,378	$16,242	$1,136	7.0	$17,234	$15,864	$1,370	8.6
Gross profit per vehicle retailed	$1,625	$1,665	$(40)	(2.4)	$1,651	$1,743	$(92)	(5.3)
Gross profit as a percentage of revenue	9.4%	10.2%			9.6%	11.0%
Days supply (trailing 30 days)	45 days	37 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$698.4	$548.7	$149.7	27.3	$1,338.9	$1,066.6	$272.3	25.5
Wholesale revenue	78.6	76.7	1.9	2.5	165.8	141.8	24.0	16.9

Total revenue	$777.0	$625.4	$151.6	24.2	$1,504.7	$1,208.4	$296.3	24.5

Retail gross profit	$65.3	$56.2	$9.1	16.2	$128.4	$116.8	$11.6	9.9
Wholesale gross profit	3.6	1.6	2.0		6.7	3.5	3.2

Total gross profit	$68.9	$57.8	$11.1	19.2	$135.1	$120.3	$14.8	12.3

Retail vehicle unit sales	40,215	33,743	6,472	19.2	77,750	67,136	10,614	15.8
Revenue per vehicle retailed	$17,367	$16,261	$1,106	6.8	$17,221	$15,887	$1,334	8.4
Gross profit per vehicle retailed	$1,624	$1,666	$(42)	(2.5)	$1,651	$1,740	$(89)	(5.1)
Gross profit as a percentage of revenue	9.3%	10.2%			9.6%	11.0%

Second Quarter 2010 compared to Second Quarter 2009

Same store retail used vehicle revenue increased during the three months ended June 30, 2010, as compared to the same period in 2009, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume.

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

Same store gross profit per used vehicle retailed decreased during the three months ended June 30, 2010, as compared to the same period in 2009. While credit availability has improved as compared to the prior year, gross profit per used vehicle retailed was adversely impacted by lender advances not increasing at the same level as used vehicle sales values.

First Six Months 2010 compared to First Six Months 2009

Same store retail used vehicle revenue increased during the six months ended June 30, 2010, as compared to the same period in 2009, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume.

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

Same store gross profit per used vehicle retailed decreased during the six months ended June 30, 2010, as compared to the same period in 2009. While credit availability has improved as compared to the prior year, gross profit per used vehicle retailed was adversely impacted by lender advances not increasing at the same level as used vehicle sales values.

Used Vehicle Inventories

Used vehicle inventories were $284.1 million or 45 days supply at June 30, 2010, compared to $219.8 million or 41 days supply at December 31, 2009, and $192.2 million or 37 days supply at June 30, 2009.

Parts and Service

($ in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$548.5	$533.7	$14.8	2.8	$1,087.2	$1,067.7	$19.5	1.8
Gross Profit	$239.7	$234.3	$5.4	2.3	$477.1	$468.9	$8.2	1.7
Gross profit as a percentage of revenue	43.7%	43.9%			43.9%	43.9%

Same Store:
Revenue	$541.0	$531.9	$9.1	1.7	$1,077.0	$1,063.0	$14.0	1.3
Gross Profit	$236.6	$233.6	$3.0	1.3	$472.7	$467.0	$5.7	1.2
Gross profit as a percentage of revenue	43.7%	43.9%			43.9%	43.9%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.

Second Quarter 2010 compared to Second Quarter 2009

During the three months ended June 30, 2010, same store parts and service gross profit increased as compared to the same period in 2009, primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $6.7 million, partially offset by declines in gross profit associated with warranty of $1.7 million.

Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties benefited from higher new and used vehicle sales volume. Warranty was adversely impacted by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.

First Six Months 2010 compared to First Six Months 2009

During the six months ended June 30, 2010, same store parts and service gross profit increased as compared to the same period in 2009 primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $13.0 million, partially offset by declines in gross profit associated with warranty of $3.4 million.

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

We expect the decline in new vehicle sales over the past few years, which has led to a decline in the total number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

Finance and Insurance

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$104.9	$88.6	$16.3	18.4	$200.4	$165.1	$35.3	21.4
Gross profit per vehicle retailed	$1,135	$1,146	$(11)	(1.0)	$1,141	$1,106	$35	3.2

Same Store:
Revenue and gross profit	$104.4	$88.4	$16.0	18.1	$199.6	$164.5	$35.1	21.3
Gross profit per vehicle retailed	$1,137	$1,149	$(12)	(1.0)	$1,143	$1,109	$34	3.1

Second Quarter 2010 compared to Second Quarter 2009

Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2010, as compared to the same period in 2009, primarily due to an increase in new and used vehicle sales volumes.

Same store finance and insurance revenue and gross profit per vehicle retailed decreased during the three months ended June 30, 2010, as compared to the same period in 2009. The results for the three months ended June 30, 2009, reflect a favorable adjustment of $5.2 million ($3.2 million after-tax) of our reserves for expected chargebacks. Finance and insurance revenue and gross profit per vehicle retailed during the three months ended June 30, 2010, benefited from more customers financing vehicles through the dealerships and an increase in amounts financed per transaction.

First Six Months 2010 compared to First Six Months 2009

Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2010, as compared to the same period in 2009, primarily due to an increase in new and used vehicle sales volumes.

Same store finance and insurance revenue and gross profit per vehicle retailed increased during the six months ended June 30, 2010, as compared to the same period in 2009. Finance and insurance revenue and gross profit per vehicle retailed benefited from more customers financing vehicles through the dealerships and an increase in amounts financed per transaction. Additionally, the results for the six months ended June 30, 2009, reflect the favorable adjustment noted above.

Segment Results

In the following table, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

($ in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$1,040.7	$833.4	$207.3	24.9	$1,956.0	$1,610.8	$345.2	21.4
Import	1,177.4	998.7	178.7	17.9	2,248.8	1,885.7	363.1	19.3
Premium Luxury	860.4	733.9	126.5	17.2	1,683.1	1,437.8	245.3	17.1
Corporate and other	30.5	31.4	(0.9)	(2.9)	62.4	58.3	4.1	7.0

Total revenue	$3,109.0	$2,597.4	$511.6	19.7	$5,950.3	$4,992.6	$957.7	19.2

*Segment income (loss)
Domestic	$41.2	$24.3	$16.9	69.5	$72.7	$46.0	$26.7	58.0
Import	52.4	41.5	10.9	26.3	102.4	71.1	31.3	44.0
Premium Luxury	48.5	42.8	5.7	13.3	95.3	83.8	11.5	13.7
Corporate and other	(26.0)	(17.0)	(9.0)		(49.2)	(24.1)	(25.1)

Total segment income	116.1	91.6	24.5	26.7	221.2	176.8	44.4	25.1

Add: Floorplan interest expense	9.8	9.3	(0.5)		19.5	19.1	(0.4)

Operating income	$125.9	$100.9	$25.0	24.8	$240.7	$195.9	$44.8	22.9

*Segment income (loss) is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	16,569	12,770	3,799	29.7	30,250	23,899	6,351	26.6
Import	26,944	23,306	3,638	15.6	50,818	43,216	7,602	17.6
Premium Luxury	8,380	7,281	1,099	15.1	16,239	14,401	1,838	12.8

	51,893	43,357	8,536	19.7	97,307	81,516	15,791	19.4

Domestic

The Domestic segment operating results included the following:

($ in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,040.7	$833.4	$207.3	24.9	$1,956.0	$1,610.8	$345.2	21.4
Segment income	$41.2	$24.3	$16.9	69.5	$72.7	$46.0	$26.7	58.0
Retail new vehicle unit sales	16,569	12,770	3,799	29.7	30,250	23,899	6,351	26.6

Second Quarter 2010 compared to Second Quarter 2009

Domestic revenue increased during the three months ended June 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence. In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. New vehicle unit volume in the prior year was adversely impacted by customer uncertainty surrounding the Chrysler and General Motors bankruptcies.

Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles. New and used revenue and unit sales increased for both Ford and General Motors as compared to the second quarter of 2009.

Domestic segment income increased during the three months ended June 30, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Domestic segment income as a percentage of segment revenue was adversely impacted by a mix shift away from higher margin parts and service business and an increase in selling, general, and administrative expenses due to an increase in sales commissions resulting from higher sales volumes.

First Six Months 2010 compared to First Six Months 2009

Domestic revenue increased during the six months ended June 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles. New and used revenue and unit sales increased for both Ford and General Motors as compared to the first half of 2009. Additionally, new vehicle unit volume in the prior year was adversely impacted by customer uncertainty surrounding the Chrysler and General Motors bankruptcies.

Domestic segment income increased during the six months ended June 30, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Domestic segment income as a percentage of segment revenue was adversely impacted by a mix shift away from higher margin parts and service business and an increase in selling, general, and administrative expenses due to an increase in sales commissions resulting from higher sales volumes.

Import

The Import segment operating results included the following:

($ in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,177.4	$998.7	$178.7	17.9	$2,248.8	$1,885.7	$363.1	19.3
Segment income	$52.4	$41.5	$10.9	26.3	$102.4	$71.1	$31.3	44.0
Retail new vehicle unit sales	26,944	23,306	3,638	15.6	50,818	43,216	7,602	17.6

Second Quarter 2010 compared to Second Quarter 2009

Import revenue increased during the three months ended June 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles.

Import segment income increased during the three months ended June 30, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Import segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Import segment income as a percentage of segment revenue was adversely impacted by a mix shift away from higher margin parts and service business and an increase in selling, general, and administrative expenses due to an increase in sales commissions resulting from higher sales volumes.

First Six Months 2010 compared to First Six Months 2009

Import revenue increased during the six months ended June 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles.

Import segment income increased during the six months ended June 30, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Import segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Additionally, the prior year was adversely impacted by an oversupply of inventory in the market attributed in part to shifting consumer demand due to lower fuel prices, and an overall competitive retail environment, which compressed margins for new import vehicles in the first half of 2009. Import segment income as a percentage of segment revenue was adversely impacted by a mix shift away from higher margin parts and service business and an increase in selling, general, and administrative expenses due to an increase in sales commissions resulting from higher sales volumes.

Premium Luxury

The Premium Luxury segment operating results included the following:

($ in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$860.4	$733.9	$126.5	17.2	$1,683.1	$1,437.8	$245.3	17.1
Segment income	$48.5	$42.8	$5.7	13.3	$95.3	$83.8	$11.5	13.7
Retail new vehicle unit sales	8,380	7,281	1,099	15.1	16,239	14,401	1,838	12.8

Second Quarter 2010 compared to Second Quarter 2009

Premium Luxury revenue increased during the three months ended June 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles.

Premium Luxury segment income increased during the three months ended June 30, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for small and large vehicles, as a result of improved market conditions. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Premium Luxury segment income as a percentage of segment revenue was adversely impacted by a mix shift away from higher margin parts and service business and an increase in selling, general, and administrative expenses due to an increase in sales commissions resulting from higher sales volumes.

First Six Months 2010 compared to First Six Months 2009

Premium Luxury revenue increased during the six months ended June 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles.

Premium Luxury segment income increased during the six months ended June 30, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for small and large vehicles, as a result of improved market conditions. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Premium Luxury segment income as a percentage of segment revenue was adversely impacted by a mix shift away from higher margin parts and service business and an increase in selling, general, and administrative expenses due to an increase in sales commissions resulting from higher sales volumes.

Selling, General, and Administrative Expenses

Second Quarter 2010 compared to Second Quarter 2009

During the three months ended June 30, 2010, selling, general, and administrative expenses increased $22.1 million or 6.1%. As a percentage of total gross profit, selling, general, and administrative expenses decreased to 72.5% for the three months ended June 30, 2010, from 76.4% for the same period in 2009, resulting from our continued effective management of our cost structure and improved gross profit. Selling, general, and administrative expenses increased during the three months ended June 30, 2010, as compared to the same period in 2009, primarily due to a $19.0 million volume-driven increase in compensation expense and a $6.6 million increase in gross advertising expenditures, partially offset by a $3.8 million increase in advertising reimbursements from manufacturers.

First Six Months 2010 compared to First Six Months 2009

During the six months ended June 30, 2010, selling, general, and administrative expenses increased $45.2 million or 6.3%. As a percentage of total gross profit, selling, general, and administrative expenses decreased to 73.0% for the six months ended June 30, 2010, from 76.8% for the same period in 2009, resulting from our continued effective management of our cost structure and improved gross profit. Selling, general, and administrative expenses increased during the six months ended June 30, 2010, as compared to the same period in 2009, primarily due to a $45.8 million volume-driven increase in compensation expense and a $11.5 million increase in gross advertising expenditures, partially offset by a $5.0 million increase in advertising reimbursements from manufacturers and a $7.1 million decrease in other selling, general, and administrative expenses.

Non-Operating Income (Expense)

Floorplan Interest Expense

Second Quarter 2010 compared to Second Quarter 2009

Floorplan interest expense was $9.8 million for the three months ended June 30, 2010, as compared to $9.3 million for the same period in 2009. The increase in floorplan interest expense of $0.5 million during the three months ended June 30, 2010, is primarily the result of higher average vehicle floorplan payable balances and higher floorplan interest rates.

First Six Months 2010 compared to First Six Months 2009

Floorplan interest expense was $19.5 million for the six months ended June 30, 2010, as compared to $19.1 million for the same period in 2009. The increase in floorplan interest expense of $0.4 million during the six months ended June 30, 2010, is primarily the result of higher floorplan interest rates.

Other Interest Expense

Second Quarter 2010 compared to Second Quarter 2009

Other interest expense was incurred primarily on borrowings under our term loan facilities, revolving credit facilities, mortgage facility, and outstanding senior unsecured notes. Other interest expense was $14.7 million for the three months ended June 30, 2010, compared to $10.5 million for the same period in 2009. The increase in other interest expense of $4.2 million during the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to a $6.3 million increase in interest expense resulting from higher levels of debt outstanding during the period primarily associated with our 6.75% Senior Notes and revolving credit facility, and a $1.1 million increase in interest expense resulting from higher interest rates on our term loan facility, partially offset by a decrease in interest expense of $3.1 million resulting from lower levels of debt outstanding during the period primarily associated with our Floating Rate Senior Notes and 7% Senior Notes and mortgage facility.

First Six Months 2010 compared to First Six Months 2009

Other interest expense was incurred primarily on borrowings under our term loan facilities, revolving credit facilities, mortgage facility, and outstanding senior unsecured notes. Other interest expense was $23.7 million for the six months ended June 30, 2010, compared to $22.3 million for the same period in 2009. The increase in other interest expense of $1.4 million during the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to a $6.3 million increase in interest expense resulting from higher levels of debt outstanding during the period primarily associated with our 6.75% Senior Notes and revolving credit facility, and a $0.6 million increase in interest expense resulting from higher interest rates on our term loan facility, partially offset by a $4.9 million decrease associated with lower levels of debt outstanding during the period primarily associated with our Floating Rate Senior Notes and 7% Senior Notes and mortgage facility.

Provision for Income Taxes

Our effective income tax rate was 39.0% for the three months ended June 30, 2010, and 36.8% for the three months ended June 30, 2009. Our effective income tax rate was 39.1% for the six months ended June 30, 2010, and 37.1% for the six months ended June 30, 2009. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

Discontinued Operations

Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We account for a store that either has been disposed of or is classified as held for sale as a discontinued operation if (a) the operations and cash flows of the store have been (or will be) eliminated from our ongoing operations and (b) we will not have any significant continuing involvement in the operations of the store after the disposal transaction.

In evaluating whether a store’s cash flows will be eliminated from our ongoing operations, we consider whether we expect to continue to generate revenues or incur expenses from the sale of similar products or services to customers of the disposed store in the same geographic market. If we believe that a significant portion of the cash flows previously generated by the disposed store will migrate to our other operating stores, we will not treat the disposition as a discontinued operation.

We had a loss from discontinued operations totaling $2.7 million during the three months ended June 30, 2010, and $17.3 million during the same period in 2009, net of income taxes. We had a loss from discontinued operations totaling $6.0 million during the six months ended June 30, 2010, and $35.3 million during the same period in 2009, net of income taxes.

See Note 12 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of discontinued operations. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009, have been adjusted to classify the results of these stores as discontinued operations.

Liquidity and Capital Resources

We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through future operations, and amounts available under our revolving credit facilities and secured used floorplan facilities will be sufficient to fund our working capital requirements, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future.

Debt Refinancing

On March 31, 2010, we (1) commenced cash tender offers (referred to as the “tender offers”) to purchase any and all of our outstanding Floating Rate Senior Notes due 2013 and 7% Senior Notes due 2014 (these two series of notes are referred to as the “old notes”), (2) commenced related solicitations of consents from the holders of the old notes to certain amendments to the indenture for the old notes, (3) commenced a public offering (referred to as the “debt offering”) of $400.0 million aggregate principal amount of senior unsecured notes due 2018 (referred to as the “new notes” or the “6.75% Senior Notes due 2018”), and (4) announced our intention to amend and extend our credit agreement (we refer to our credit agreement, as it was prior to its amendment on April 14, 2010, as the “prior credit agreement”).

Subsequently, also on March 31, 2010, we priced the new notes at 98.488% of the $400.0 million aggregate principal amount with an interest rate equal to 6.75% and a maturity date of April 15, 2018, providing for a yield to maturity of 7.0%.

On April 14, 2010, we (1) accepted for payment, and thereafter cancelled, 99.6% of our outstanding Floating Rate Senior Notes due 2013 and 88.8% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $263.3 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”).

Our prior credit agreement, which was scheduled to terminate on July 18, 2012, provided for a $600.0 million term loan facility and a $700.0 million revolving credit facility. Pursuant to the amendment to our credit agreement, our term loan facility was reduced to $533.4 million and bifurcated into a $54.0 million tranche due July 18, 2012 (the “non-extended term loan facility”) and a $479.4 million tranche due July 18, 2014 (the “extended term loan facility”). Our revolving credit facility was reduced to $638.6 million and bifurcated into a $57.0 million tranche due July 18, 2012 (the “non-extended revolving credit facility”) and a $581.6 million tranche due July 18, 2014 (the “extended revolving credit facility”). The amendment also modified certain financial covenants for all tranches, including an increase in the maximum leverage ratio from 2.75x to 3.25x and a decrease in the maximum capitalization ratio from 65% to 60%. In calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007. See “Long-Term Debt – Amended Credit Agreement” below for additional information regarding our amended credit agreement.

The tender offers expired on April 27, 2010. All of the remaining Floating Rate Senior Notes due 2013 (representing an aggregate principal amount of $600,000) were tendered before the final expiration time and accepted for payment by the Company. An additional $65,000 aggregate principal amount of the 7% Senior Notes due 2014 was also tendered before the final expiration time and accepted for payment by the Company. Following the completion of the tender offers and as of June 30, 2010, no Floating Rate Senior Notes due 2013 and $14.7 million aggregate principal amount of 7% Senior Notes due 2014 remain outstanding.

A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used (1) to pay approximately $274.5 million for the old notes that were validly tendered and accepted for payment (which included accrued and unpaid interest for the old notes, as well as consent payments for those that were tendered and accepted for payment by April 13, 2010), (2) to reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million), (3) to pay transaction fees and expenses related to the debt offering, the tender offers, and the amendment to the credit agreement, and (4) for general corporate purposes. We expensed $19.6 million pre-tax in the three months ended June 30, 2010, related to these transactions, including $3.5 million for the write-off of certain unamortized debt issuance costs associated with the old notes and prior credit agreement.

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

Available Liquidity Resources

We had the following sources of liquidity available:

(In millions)	June 30, 2010	December 31, 2009
Cash and Cash Equivalents	$101.6	$173.6
Revolving Credit Facility (as limited by applicable covenants) (1)	$306.4	$163.9
Secured Used Floorplan Facilities (2)	$77.8	$53.1

(1)	The amounts included in the table above reflect our incremental borrowing capacity under our revolving credit facility as limited by the applicable maximum leverage ratio that was contained in our credit agreement.

(2)	We maintain secured used floorplan facilities primarily collateralized by used vehicle inventories and related receivables. At June 30, 2010, the aggregate capacity under these facilities was $170.0 million. As of that date, $79.0 million had been borrowed under these facilities. The remaining borrowing capacity under these facilities of $91.0 million was limited to $77.8 million based on the eligible used vehicle inventory that could have been pledged as collateral.

At December 31, 2009, the aggregate capacity under these facilities was $170.0 million. As of that date, $80.8 million had been borrowed under these facilities. The remaining borrowing capacity of $89.2 million was limited to $53.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2010, surety bonds, letters of credit, and cash deposits totaled $98.0 million, including $64.7 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

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

Capital Allocation

We use our capital resources to make capital investments in our business, to complete dealership acquisitions, and to repurchase our common stock and/or debt. In the second quarter of 2010, based on an anticipated industry recovery over the next several years, our performance during the first half of 2010 and our confidence in the Company’s financial and operational strength, and the additional liquidity and financial flexibility that we obtained as a result of our recent debt refinancing (see “Liquidity and Capital Resources – Debt Refinancing”), we opportunistically increased both our share repurchase and acquisition activities as outlined below.

Share Repurchases

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	Six Months Ended June 30,
(In millions, except per share data)	2010	2009
Shares repurchased	23.0	-
Aggregate purchase price	$451.6	$-
Average purchase price per share	$19.66	$-

The decision to repurchase shares at any given point in time is based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our 3.25x maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt.

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

As of June 30, 2010, $55.3 million remained available for share repurchases under our existing share repurchase program. From July 1, 2010 through July 22, 2010, we repurchased an additional 2.9 million shares for an aggregate purchase price of $55.0 million (average purchase price per share of $19.08) pursuant to a Rule 10b5-1 plan. On July 20, 2010, our Board of Directors authorized an additional $250 million under our existing share repurchase program. For the remainder of 2010, we expect to continue to deploy capital opportunistically, including for share repurchases, taking into account the factors described above. As of June 30, 2010, our leverage ratio was 2.66x under the terms of our amended credit agreement.

Senior Note Repurchases

The following table sets forth information regarding our debt repurchases:

	Six Months Ended June 30,
(In millions)	2010	2009
Aggregate principal amount of Floating Rate Senior Notes due 2013 repurchased	$-	$38.0
Aggregate principal amount of 7% Senior Notes due 2014 repurchased	-	40.0

Total	$-	$78.0

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

Capital Expenditures

The following table sets forth information regarding our capital expenditures:

	Six Months Ended June 30,
(In millions)	2010	2009
Purchases of property and equipment, including operating lease buy-outs	$40.3	$34.1

We anticipate that our full-year capital expenditures will be approximately $150 million in 2010, primarily to improve our store facilities and construct new store facilities.

Acquisitions and Divestitures

The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Six Months Ended June 30,
(In millions)	2010	2009
Cash used in business acquisitions, net of cash acquired	$(12.5)	$(0.2)
Cash received from business divestitures, net of cash relinquished	$4.8	$40.5

We have entered into an agreement to acquire Toyota Mall of Georgia and Hyundai Mall of Georgia in the Atlanta market, and in July 2010, we completed the acquisition of Hyundai of Seattle. The acquisitions of Toyota Mall of Georgia and Hyundai Mall of Georgia remain subject to customary closing conditions and are expected to be completed in the third quarter of 2010. The aggregate purchase price for these three acquisitions is approximately $60 million excluding inventory.

Cash Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future. As discussed above, the restricted payments covenant contained in the indenture for our old notes, which previously limited, among other things, our ability to pay cash dividends, has been eliminated.

Long-Term Debt

The following table sets forth our non-vehicle long-term debt as of June 30, 2010, and December 31, 2009.

(In millions)	June 30, 2010	December 31, 2009
Floating Rate Senior Notes due 2013	$-	$146.1
7% Senior Notes due 2014	14.7	132.6
6.75% Senior Notes due 2018	394.1	-
Term loan facility due 2012	54.0	600.0
Term loan facility due 2014	479.4	-
Revolving credit facility due 2012	15.6	-
Revolving credit facility due 2014	179.4	-
Mortgage facility (1)	222.8	226.4
Other debt due from 2010 to 2025	7.3	7.5

	$1,367.3	$1,112.6
Less: current maturities	(7.9)	(7.6)

Long-term debt, net of current maturities	$1,359.4	$1,105.0

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Senior Unsecured Notes

At June 30, 2010, we had outstanding $14.7 million aggregate principal amount of 7% Senior Notes due 2014. The 7% Senior Notes due 2014 may be redeemed by us currently at 103.5% of principal, at 101.75% of principal on or after April 15, 2011, and at 100% of principal on or after April 15, 2012.

During the three months ended June 30, 2009, we repurchased $6.0 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $5.4 million.

During the six months ended June 30, 2009, we repurchased $38.0 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $31.4 million. We also repurchased $40.0 million aggregate principal amount of our 7% Senior Notes due 2014 for an aggregate total consideration of $34.5 million. We recorded a gain of $0.6 million during the three months ended June 30, 2009, and $12.5 million during the six months ended June 30, 2009, in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements for the three and six months ended June 30, 2009.

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

The 7% Senior Notes due 2014 and the 6.75% Senior Notes due 2018 are guaranteed by substantially all of our subsidiaries.

Amended Credit Agreement

As of June 30, 2010, we had borrowings outstanding of $15.6 million under the non-extended revolving credit facility and $179.4 million under the extended revolving credit facility. As of June 30, 2010, the additional borrowing capacity under both the non-extended and extended revolving credit facilities was limited under the maximum leverage ratio contained in our amended credit agreement to $306.4 million.

Our prior term loan facility provided, and our non-extended term loan facility provides, for various interest rates generally at LIBOR plus 0.875%. Our prior revolving credit facility provided, and our non-extended revolving credit facility provides, for a 0.15% facility fee and various interest rates on borrowings generally at LIBOR plus 0.725%.

Our extended term loan facility provides for various interest rates generally at LIBOR plus 2.25%, and our extended revolving credit facility provides for a commitment fee on undrawn amounts of 0.50% and various interest rates on borrowings generally at LIBOR plus 2.25%.

The credit spread charged for our prior term loan and revolving credit facilities was, and the credit spread charged for our non-extended term loan and revolving credit facilities is, impacted by our senior unsecured credit ratings.

The credit spread charged for the extended term loan and revolving credit facilities is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.0x to greater than or equal to 3.0x would result in a 25 basis point increase in the credit spread under both our extended term loan facility and extended revolving credit facility.

Borrowings under the amended credit agreement are guaranteed by substantially all of our subsidiaries.

Vehicle Floorplan Payable

Vehicle floorplan payable-trade totaled $1.1 billion at June 30, 2010, and $1.0 billion at December 31, 2009. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $369.0 million at June 30, 2010, and $357.6 million at December 31, 2009, and represents amounts payable borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities utilize LIBOR-based interest rates.

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

Other Debt

At June 30, 2010, we had $222.8 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability during the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net, and $1.8 million of rent expense, which is recorded in Selling, General, and Administrative Expenses. The remaining gain of $8.5 million and remaining rent expense of $9.1 million were fully recognized through the third quarter of 2009.

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

Under our prior credit agreement we were, and under our amended credit agreement we are, required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. Pursuant to the April 14, 2010 amendment to our credit agreement, both of these covenants were modified. Under the amended credit agreement, the maximum capitalization ratio is 60%, compared to 65% prior to the amendment, and the maximum leverage ratio is 3.25x, compared to 2.75x prior to the amendment. In addition, in calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007.

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

As of June 30, 2010, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2010, our leverage ratio and capitalization ratio were as follows:

	June 30, 2010
	Requirement	Actual
Leverage ratio	< 3.25x	2.66x
Capitalization ratio	< 60%	45.1%

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

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

($ in millions)	Six Months Ended June 30,
	2010	2009	% Variance
Cash provided by operating activities	$132.6	$230.9	(42.6)
Cash provided by (used in) investing activities	$(42.8)	$21.9	NM
Cash used in financing activities	$(161.8)	$(234.0)	(30.9)

NM = Not Meaningful

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

During the six months ended June 30, 2010, we paid $28.1 million in connection with refinancing our indebtedness, including debt tender premiums. Cash flows from operating activities reflect $16.1 million of these cash payments that we charged to expense related to these transactions. In addition, we charged to expense $3.5 million of previously deferred debt issuance costs. Cash flows from financing activities, discussed below, reflect $11.9 million of debt issuance costs that will be amortized to expense over the term of the new debt arrangements.

Net cash provided by operating activities decreased during the six months ended June 30, 2010, as compared to the same period in 2009, primarily due to an increase in working capital requirements and debt refinancing costs noted above, partially offset by an increase in earnings.

Cash Flows from Investing Activities

Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.

We had net cash used in investing activities during the six months ended June 30, 2010, as compared to net cash provided by investing activities during the same period in 2009, primarily due to an increase in cash used in business acquisitions, net of cash acquired. Net cash flows from investing activities were also impacted by a decrease in cash received from business divestitures, net of cash relinquished, and a decrease in proceeds from the sale of property and equipment.

We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. We project that 2010 full year capital expenditures will be approximately $150 million.

Cash Flows from Financing Activities

Net cash flows from financing activities primarily include repurchases of common stock, stock option exercises, debt activity, and changes in vehicle floorplan payable-non-trade.

During the six months ended June 30, 2010, we (1) accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”). The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%.

A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used (1) to pay approximately $274.5 million for the old notes that were validly tendered and accepted for payment (which included accrued and unpaid interest for the old notes, as well as consent payments for those that were tendered and accepted for payment by April 13, 2010), (2) to reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million), (3) to pay transaction fees and expenses related to the debt offering, the tender offers, and the amendment to the credit agreement, and (4) for general corporate purposes. As noted above, cash flows from financing activities reflect cash payments of $11.9 million that will be amortized to expense over the term of the new debt arrangements.

During the six months ended June 30, 2010, we borrowed $195.0 million under our revolving credit facility. During the six months ended June 30, 2009, we had no borrowings or repayments under our revolving credit facility.

Additionally, we did not repurchase any of our Floating Rate Senior Notes due 2013 or 7% Senior Notes due 2014 during the six months ended June 30, 2010. During the six months ended June 30, 2009, we repurchased $78.0 million aggregate principal amount of our old notes for an aggregate total consideration of $65.9 million (including $1.2 million of accrued interest).

During the six months ended June 30, 2010, we repurchased 23.0 million shares of common stock for an aggregate purchase price of $451.6 million (average purchase price per share of $19.66), including repurchases for which settlement occurred subsequent to June 30, 2010. During the six months ended June 30, 2010, 20,689 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock. We did not repurchase any shares of our common stock during the six months ended June 30, 2009, other than 6,174 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including statements regarding our expectations for the automotive retail industry and pending acquisitions, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

•

We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facility, term loan facility, and Floating Rate Senior Notes that could have a material adverse effect on our profitability.

•

Our largest stockholders, as a result of their ownership stakes in us, have the ability to exert substantial influence over actions to be taken or approved by our stockholders. These stockholders are represented on our Board of Directors and, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board. In addition, future share repurchases and purchases by our affiliates could further reduce our public float and adversely impact the liquidity of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At June 30, 2010, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $638.9 million and had a fair value of $638.7 million. At December 31, 2009, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $366.5 million and had a fair value of $353.3 million.

Interest Rate Risk

We had $1.5 billion of variable rate vehicle floorplan payable at June 30, 2010, and $1.4 billion at December 31, 2009. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $14.9 million at June 30, 2010, and $13.8 million at December 31, 2009, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $0.7 billion of other variable rate debt outstanding at June 30, 2010, and December 31, 2009. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $7.3 million at June 30, 2010, and $7.5 million at December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 88 of our 204 stores as of June 30, 2010.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which could materially affect our business, financial condition, or future results. The following updates our risk factors included in our 2009 Form 10-K:

Our largest stockholders, as a result of their ownership stakes in us, have the ability to exert substantial influence over actions to be taken or approved by our stockholders. These stockholders are represented on our Board of Directors and, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board. In addition, future share repurchases and purchases by our affiliates could further reduce our public float and adversely impact the liquidity of our common stock.

As of July 22, 2010, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 55% of the outstanding shares of our common stock. As a result, ESL has the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. In addition, William C. Crowley, the President and Chief Operating Officer of ESL, is one of our directors. ESL, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.

As of July 22, 2010, Cascade Investment, L.L.C. (“Cascade”), which is solely owned by William H. Gates III, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which William H. Gates III is a co-trustee, on a combined basis own approximately 15% of the outstanding shares of our common stock. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, is one of our directors. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.

In the future, ESL, Cascade, or the Trust may acquire or sell shares of common stock and thereby increase or decrease their ownership stake in us.

In January 2009, our Board of Directors authorized and approved letter agreements (the “Letter Agreements”) with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. Certain of those Letter Agreements also contain governance-related and other provisions. On May 20, 2010, we filed a Current Report on Form 8-K (the “May 20, 2010 8-K”) to disclose that ESL became the beneficial owner of more than 50% of the outstanding shares of our common stock. The May 20, 2010 8-K also discusses in further detail the Letter Agreements.

In the aggregate, ESL, Cascade, the Trust, our executive officers, and our directors own approximately 73% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will further reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, lead to increased volatility in the trading price of our common stock, or adversely impact the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2010 to April 30, 2010	1,965,057	$19.02	1,965,057	$182.3
May 1, 2010 to May 31, 2010	9,556,346	$19.42	9,555,728	$246.7
June 1, 2010 to June 30, 2010	9,382,451	$20.42	9,370,604	$55.3

Total	20,903,854		20,891,389

(1)	In October 2007, our Board of Directors (our “Board”) approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. In each of October 2009, May 2010, and July 2010, our Board increased the amount authorized under the program by $250 million. Our stock repurchase program does not have an expiration date.

The share repurchases disclosed in the table above were made under our stock repurchase program, except for 12,465 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock. See “Liquidity and Capital Resources – Capital Allocation – Share Repurchases” in Part I, Item 2 of this report for additional information regarding share repurchases.

ITEM 5. OTHER INFORMATION

On July 20, 2010, we entered into a new employment agreement (the “Jackson Employment Agreement”) with our Chairman and Chief Executive Officer, Mike Jackson, pursuant to which Mr. Jackson will continue to serve as our Chairman and Chief Executive Officer until September 24, 2013 (or such earlier date upon which Mr. Jackson’s employment may be terminated in accordance with the terms of the Jackson Employment Agreement). The new agreement is on substantially the same terms and conditions as Mr. Jackson’s prior employment agreement, which was replaced and superseded by the new agreement. A copy of the Jackson Employment Agreement is filed as Exhibit 10.4 to this report and incorporated herein by reference.

On July 20, 2010, we also entered into a new employment agreement (the “Maroone Employment Agreement”) with our President and Chief Operating Officer, Michael E. Maroone, pursuant to which Mr. Maroone will continue to serve as our President and Chief Operating Officer until December 31, 2013 (or such earlier date upon which Mr. Maroone’s employment may be terminated in accordance with the terms of the Maroone Employment Agreement). The new agreement is on substantially the same terms and conditions as Mr. Maroone’s prior employment agreement, which was replaced and superseded by the new agreement. A copy of the Maroone Employment Agreement is filed as Exhibit 10.5 to this report and incorporated herein by reference.

ITEM 6. EXHIBITS

Certain of the agreements listed as exhibits to this Form 10-Q (including the exhibits to such agreements), which have been filed to provide investors with information regarding their terms, contain various representations, warranties, and covenants of AutoNation, Inc. and the other parties thereto. They are not intended to provide factual information about any of the parties thereto or any subsidiaries of the parties thereto. The assertions embodied in those representations, warranties, and covenants were made for purposes of each of the agreements, solely for the benefit of the parties thereto. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a security holder might view as material, or may have been made for purposes of allocating contractual risk among the parties rather than establishing matters as facts. Investors should not view the representations, warranties, and covenants in the agreements (or any description thereof) as disclosures with respect to the actual state of facts concerning the business, operations, or condition of any of the parties to the agreements (or their subsidiaries) and should not rely on them as such. In addition, information in any such representations, warranties, or covenants may change after the dates covered by such provisions, which subsequent information may or may not be fully reflected in the public disclosures of the parties. In any event, investors should read the agreements together with the other information concerning AutoNation, Inc. contained in reports and statements that we file with the SEC.

Exhibit No.	Description

4.1	Supplemental Indenture, dated as of April 14, 2010, amending the 2006 Indenture to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption under the 2006 Indenture (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 15, 2010)

4.2	Indenture, dated as of April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 15, 2010)

4.3	Supplemental Indenture, dated as of April 14, 2010, amending the 2010 Indenture to set forth the terms of our 6.75% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 15, 2010)

10.1*	Fourth Amendment, dated as of April 14, 2010, to our Credit Agreement, dated as of July 14, 2005, amending and restating our Credit Agreement

10.2	Toyota Letter Amendment, dated April 23, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc., and certain investment affiliates of ESL Investments, Inc. (incorporated by reference to Exhibit 10.4 filed with the Quarterly Report on Form 10-Q filed by AutoNation, Inc. with the Securities and Exchange Commission on April 23, 2010)

10.3**	Form of Waiver, dated as of May 19, 2010, relating to AutoNation, Inc. Non-Employee Director Stock Option Plans, executed by each of our non-employee directors

10.4**	Employment Agreement, dated as of July 20, 2010, by and between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer

10.5**	Employment Agreement, dated as of July 20, 2010, by and between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1***	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the schedules and exhibits to this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.
**	Management contract or compensatory plan or arrangement.
***	Furnished herewith.
****	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date: July 22, 2010	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller

(Duly Authorized Officer and
Principal Accounting Officer)