Form 10-Q/A
period 2010-06-30
AUTONATION, INC.
filed 2010-08-09
CIK 350698

UNITED STATES

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of AutoNation, Inc. for the quarter ended June 30, 2010 filed on July 22, 2010 (the “Form 10-Q”) for the sole purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

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

Exhibit No.	Description

4.1	Supplemental Indenture, dated as of April 14, 2010, amending the 2006 Indenture to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption under the 2006 Indenture (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 15, 2010)

4.2	Indenture, dated as of April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 15, 2010)

4.3	Supplemental Indenture, dated as of April 14, 2010, amending the 2010 Indenture to set forth the terms of our 6.75% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 15, 2010)

10.1§†	Fourth Amendment, dated as of April 14, 2010, to our Credit Agreement, dated as of July 14, 2005, amending and restating our Credit Agreement

10.2	Toyota Letter Amendment, dated April 23, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc., and certain investment affiliates of ESL Investments, Inc. (incorporated by reference to Exhibit 10.4 filed with the Quarterly Report on Form 10-Q filed by AutoNation, Inc. with the Securities and Exchange Commission on April 23, 2010)

10.3*†	Form of Waiver, dated as of May 19, 2010, relating to AutoNation, Inc. Non-Employee Director Stock Option Plans, executed by each of our non-employee directors

10.4*†	Employment Agreement, dated as of July 20, 2010, by and between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer

10.5*†	Employment Agreement, dated as of July 20, 2010, by and between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1‡	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	¯	XBRL Instance Document

101.SCH	¯	XBRL Taxonomy Extension Schema Document

101.CAL	¯	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	¯	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	¯	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	¯	XBRL Taxonomy Extension Presentation Linkbase Document

§	Portions of the schedules and exhibits to this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.

*	Management contract or compensatory plan or arrangement.

†	Previously filed.

‡	Previously furnished.

¯	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date: August 9, 2010	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller

(Duly Authorized Officer and
Principal Accounting Officer)

3

EXHIBIT INDEX

Exhibit No.		Description

4.1		Supplemental Indenture, dated as of April 14, 2010, amending the 2006 Indenture to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption under the 2006 Indenture (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 15, 2010)

4.2		Indenture, dated as of April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 15, 2010)

4.3		Supplemental Indenture, dated as of April 14, 2010, amending the 2010 Indenture to set forth the terms of our 6.75% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 15, 2010)

10.1§†		Fourth Amendment, dated as of April 14, 2010, to our Credit Agreement, dated as of July 14, 2005, amending and restating our Credit Agreement

10.2		Toyota Letter Amendment, dated April 23, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc., and certain investment affiliates of ESL Investments, Inc. (incorporated by reference to Exhibit 10.4 filed with the Quarterly Report on Form 10-Q filed by AutoNation, Inc. with the Securities and Exchange Commission on April 23, 2010)

10.3*†		Form of Waiver, dated as of May 19, 2010, relating to AutoNation, Inc. Non-Employee Director Stock Option Plans, executed by each of our non-employee directors

10.4*†		Employment Agreement, dated as of July 20, 2010, by and between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer

10.5*†		Employment Agreement, dated as of July 20, 2010, by and between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer

31.1†		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2†		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1‡		Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡		Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	¯	XBRL Instance Document

101.SCH	¯	XBRL Taxonomy Extension Schema Document

101.CAL	¯	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	¯	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	¯	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	¯	XBRL Taxonomy Extension Presentation Linkbase Document

§	Portions of the schedules and exhibits to this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.

*	Management contract or compensatory plan or arrangement.

†	Previously filed.

‡	Previously furnished.

¯	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.