Form 10-Q
period 2010-09-30
AUTONATION, INC.
filed 2010-10-28
CIK 350698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 25, 2010, the registrant had 147,996,955 shares of common stock outstanding.

AUTONATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84.5	$173.5
Receivables, net	392.1	406.4
Inventory	1,739.8	1,392.8
Other current assets	232.1	295.8

Total Current Assets	2,448.5	2,268.5
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $686.7 million and $626.4 million, respectively	1,780.7	1,713.6
GOODWILL (Note 4)	1,140.4	1,122.8
OTHER INTANGIBLE ASSETS, NET (Note 4)	202.2	174.8
OTHER ASSETS	158.9	127.6

Total Assets	$5,730.7	$5,407.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,201.5	$1,021.1
Vehicle floorplan payable - non-trade	431.3	353.5
Accounts payable	184.2	151.7
Notes payable and current maturities of long-term obligations	8.0	7.6
Other current liabilities	368.4	329.5

Total Current Liabilities	2,193.4	1,863.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,372.6	1,105.0
DEFERRED INCOME TAXES	41.1	24.6
OTHER LIABILITIES	118.4	111.1
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 193,562,149 shares issued at September 30, 2010, and December 31, 2009, including shares held in treasury	1.9	1.9
Additional paid-in capital	483.6	480.2
Retained earnings	2,380.3	2,221.0
Treasury stock, at cost; 45,590,128 and 21,830,744 shares held, respectively	(860.6)	(399.9)

Total Shareholders’ Equity	2,005.2	2,303.2

Total Liabilities and Shareholders’ Equity	$5,730.7	$5,407.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
New vehicle	$1,773.3	$1,616.4	$4,890.4	$4,127.3
Used vehicle	812.4	637.1	2,327.7	1,852.6
Parts and service	564.1	530.8	1,648.9	1,595.6
Finance and insurance, net	111.9	95.0	311.9	259.9
Other	12.2	11.7	35.9	36.6

TOTAL REVENUE	3,273.9	2,891.0	9,214.8	7,872.0

Cost of Sales:
New vehicle	1,661.4	1,497.7	4,566.7	3,849.4
Used vehicle	743.2	577.7	2,122.7	1,671.9
Parts and service	318.5	300.2	927.3	897.6
Other	5.4	5.8	15.1	16.4

TOTAL COST OF SALES	2,728.5	2,381.4	7,631.8	6,435.3

Gross Profit:
New vehicle	111.9	118.7	323.7	277.9
Used vehicle	69.2	59.4	205.0	180.7
Parts and service	245.6	230.6	721.6	698.0
Finance and insurance	111.9	95.0	311.9	259.9
Other	6.8	5.9	20.8	20.2

TOTAL GROSS PROFIT	545.4	509.6	1,583.0	1,436.7

Selling, general, and administrative expenses	402.9	375.5	1,159.4	1,086.7
Depreciation and amortization	18.7	19.2	57.2	57.9
Franchise rights impairment	-	-	-	1.5
Other expenses (income), net	2.9	(3.1)	4.5	(23.7)

OPERATING INCOME	120.9	118.0	361.9	314.3
Floorplan interest expense	(10.8)	(7.6)	(30.2)	(26.5)
Other interest expense	(16.1)	(10.2)	(39.8)	(32.5)
Loss on debt extinguishment	-	-	(19.6)	-
Gain on senior note repurchases	-	0.5	-	13.0
Interest income	0.3	0.3	0.8	0.9
Other gains (losses), net	(0.7)	2.2	(1.1)	4.1

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	93.6	103.2	272.0	273.3
INCOME TAX PROVISION	35.1	38.8	104.8	101.9

NET INCOME
FROM CONTINUING OPERATIONS	58.5	64.4	167.2	171.4
Income (loss) from discontinued operations, net of income taxes	(1.6)	0.6	(7.9)	(35.1)

NET INCOME	$56.9	$65.0	$159.3	$136.3

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.40	$0.36	$1.05	$0.97
Discontinued operations	$(0.01)	$0.00	$(0.05)	$(0.20)
Net income	$0.39	$0.36	$1.00	$0.77
Weighted average common shares outstanding	147.5	178.1	160.0	177.6

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.39	$0.36	$1.04	$0.96
Discontinued operations	$(0.01)	$0.00	$(0.05)	$(0.20)
Net income	$0.38	$0.36	$0.99	$0.76

Weighted average common shares outstanding	149.6	179.2	161.4	178.4

COMMON SHARES OUTSTANDING, net of treasury stock	148.0	175.6	148.0	175.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2009	193,562,149	$1.9	$480.2	$2,221.0	$(399.9)	$2,303.2
Exercise of stock options and issuance of other stock-based awards, including income tax benefit of $6.3	-	-	(10.2)	-	46.6	36.4
Repurchases of common stock	-	-	-	-	(507.3)	(507.3)
Stock-based compensation expense	-	-	13.6	-	-	13.6
Net income	-	-	-	159.3	-	159.3

BALANCE AT SEPTEMBER 30, 2010	193,562,149	$1.9	$483.6	$2,380.3	$(860.6)	$2,005.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2010	2009
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$159.3	$136.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	7.9	35.1
Depreciation and amortization	57.2	57.9
Amortization of debt issuance costs and discounts	2.4	2.6
Stock-based compensation expense	13.6	11.5
Deferred income tax provision	10.9	30.3
Franchise rights impairment	-	1.5
Non-cash impairment charges	3.7	1.2
Write-off of deferred debt issuance costs	3.5	-
Gain on senior note repurchases	-	(13.0)
Gain on corporate headquarters sale-leaseback	-	(16.1)
Net loss (gain) on asset sales and dispositions	0.4	(7.5)
Other	1.2	(1.8)
Changes in assets and liabilities, net of effects from business combinations and divestitures:
Receivables	11.8	54.8
Inventory	(321.5)	587.3
Other assets	27.2	27.8
Vehicle floorplan payable-trade, net	174.2	(585.3)
Accounts payable	32.1	15.1
Other liabilities	12.5	(21.2)

Net cash provided by continuing operations	196.4	316.5
Net cash provided by discontinued operations	1.3	32.2

Net cash provided by operating activities	197.7	348.7
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(80.3)	(40.5)
Proceeds from the sale of property and equipment	0.2	11.1
Proceeds from assets held for sale	5.8	0.9
Insurance recoveries on property and equipment	1.8	1.9
Cash used in business acquisitions, net of cash acquired	(73.1)	(0.2)
Net change in restricted cash	-	0.1
Proceeds from the sale of restricted investments	1.3	4.8
Cash received from business divestitures, net of cash relinquished	12.4	65.9
Other	(1.1)	0.7

Net cash provided by (used in) continuing operations	(133.0)	44.7
Net cash provided by (used in) discontinued operations	(0.3)	0.1

Net cash provided by (used in) investing activities	(133.3)	44.8

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Continued)

	Nine Months Ended September 30,
	2010	2009
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(507.3)	(60.1)
Proceeds from revolving credit facilities	325.0	-
Payment of revolving credit facilities	(115.0)	-
Proceeds from 6.75% Senior Unsecured Notes due 2018	394.0	-
Payment of term loan facility	(66.6)	-
Payment of Floating Rate Senior Unsecured Notes	(146.1)	-
Payment of 7% Senior Unsecured Notes	(117.9)	-
Repurchase of Floating Rate Senior Unsecured Notes	-	(40.9)
Repurchase of 7% Senior Unsecured Notes	-	(33.5)
Payment of debt issuance costs	(11.9)	-
Net proceeds from (payments of) vehicle floorplan payable - non-trade	61.8	(157.4)
Payments of mortgage facilities	(5.4)	(5.1)
Payments of long-term debt	(0.3)	(0.5)
Proceeds from the exercise of stock options	30.1	23.5
Tax benefit from stock-based awards	6.3	7.6

Net cash used in continuing operations	(153.3)	(266.4)
Net cash used in discontinued operations	(0.1)	(32.9)

Net cash used in financing activities	(153.4)	(299.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89.0)	94.2
CASH AND CASH EQUIVALENTS at beginning of period	173.5	110.1

CASH AND CASH EQUIVALENTS at end of period	$84.5	$204.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1. INTERIM FINANCIAL STATEMENTS

Business and Basis of Presentation

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2010, we owned and operated 251 new vehicle franchises from 206 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. We also arrange financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2. RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2010	December 31, 2009
Trade receivables	$88.7	$84.9
Manufacturer receivables	106.9	102.9
Other	31.6	28.9

	227.2	216.7
Less: Allowances	(3.6)	(3.9)

	223.6	212.8
Contracts-in-transit and vehicle receivables	151.4	170.2
Income tax refundable (See Note 6)	17.1	23.4

Receivables, net	$392.1	$406.4

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory are as follows:

	September 30, 2010	December 31, 2009
New vehicles	$1,323.2	$1,068.1
Used vehicles	306.0	219.5
Parts, accessories, and other	110.6	105.2

	$1,739.8	$1,392.8

The components of vehicle floorplan payables are as follows:

	September 30, 2010	December 31, 2009
Vehicle floorplan payable - trade	$1,201.5	$1,021.1
Vehicle floorplan payable - non-trade	431.3	353.5

	$1,632.8	$1,374.6

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

Our vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.6% for the nine months ended September 30, 2010, and 2.5% for the nine months ended September 30, 2009. At September 30, 2010, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $170.0 million, of which $91.1 million had been borrowed. At September 30, 2010, the aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.5 billion, of which $1.6 billion had been borrowed.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets, net, consist of the following:

	September 30, 2010	December 31, 2009
Goodwill	$1,140.4	$1,122.8

Franchise rights - indefinite-lived	$199.1	$173.4
Other intangibles	7.9	5.7

	207.0	179.1
Less: accumulated amortization	(4.8)	(4.3)

Other intangibles assets, net	$202.2	$174.8

Goodwill

Goodwill is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We completed our annual impairment tests as of April 30, 2010 and 2009, and no goodwill impairment charges resulted from the required goodwill impairment tests.

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the nine months ended September 30, 2010, were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2010	$155.7	$497.8	$469.3	$-	$1,122.8
Acquisitions and other adjustments	0.4	17.2	-	-	17.6

Goodwill at September 30, 2010	$156.1	$515.0	$469.3	$-	$1,140.4

Intangible Assets

Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. We completed our annual impairment test as of April 30, 2010, and no franchise rights impairment charges resulted from the required impairment test.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2009, we recorded impairment charges of $1.5 million ($0.9 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value.

5. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
Floating Rate Senior Notes due 2013	$-	$146.1
7% Senior Notes due 2014	14.7	132.6
6.75% Senior Notes due 2018	394.2	-
Term loan facility due 2012	54.0	600.0
Term loan facility due 2014	479.4	-
Revolving credit facility due 2012	18.8	-
Revolving credit facility due 2014	191.2	-
Mortgage facility (1)	221.0	226.4
Other debt due from 2010 to 2025	7.3	7.5

	1,380.6	1,112.6

Less: current maturities	(8.0)	(7.6)

Long-term debt, net of current maturities	$1,372.6	$1,105.0

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Debt Refinancing

On March 31, 2010, we (1) commenced cash tender offers (referred to as the “tender offers”) to purchase any and all of our outstanding floating rate senior unsecured notes due 2013 (also referred to as the “Floating Rate Senior Notes due 2013”), and 7% senior unsecured notes due 2014 (also referred to as the “7% Senior Notes due 2014,” and together with the Floating Rate Senior Notes due 2013, the “old notes”), (2) commenced related solicitations of consents from the holders of the old notes to certain amendments to the indenture for the old notes, (3) commenced a public offering (referred to as the “debt offering”) of $400.0 million aggregate principal amount of senior unsecured notes due 2018 (referred to as the “new notes” or the “6.75% Senior Notes due 2018”), and (4) announced our intention to amend and extend our credit agreement (we refer to our credit agreement, as it was prior to its amendment on April 14, 2010, as the “prior credit agreement”).

Subsequently, also on March 31, 2010, we priced the new notes at 98.488% of the $400.0 million aggregate principal amount with an interest rate equal to 6.75% and a maturity date of April 15, 2018, providing for a yield to maturity of 7.0%.

In April 2010, we (1) accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”). Following the completion of the tender offers and as of September 30, 2010, no Floating Rate Senior Notes due 2013 and $14.7 million aggregate principal amount of 7% Senior Notes due 2014 remain outstanding.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Our prior credit agreement, which was scheduled to terminate on July 18, 2012, provided for a $600.0 million term loan facility and a $700.0 million revolving credit facility. Pursuant to the amendment to our credit agreement, our term loan facility was reduced to $533.4 million and bifurcated into a $54.0 million tranche due July 18, 2012 (the “non-extended term loan facility”) and a $479.4 million tranche due July 18, 2014 (the “extended term loan facility”). Our revolving credit facility was reduced to $638.6 million and bifurcated into a $57.0 million tranche due July 18, 2012 (the “non-extended revolving credit facility”) and a $581.6 million tranche due July 18, 2014 (the “extended revolving credit facility”). The amendment also modified certain financial covenants for all tranches, including an increase in the maximum leverage ratio from 2.75x to 3.25x and a decrease in the maximum capitalization ratio from 65% to 60%. In calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007. See “Senior Unsecured Notes and Amended Credit Agreement” below for additional information regarding our amended credit agreement and “Restrictions and Covenants” below for additional information regarding our financial covenants.

A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used (1) to pay approximately $274.5 million for the old notes that were validly tendered and accepted for payment (which included accrued and unpaid interest for the old notes, as well as consent payments for those that were tendered and accepted for payment by April 13, 2010), (2) to reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million), (3) to pay transaction fees and expenses related to the debt offering, the tender offers, and the amendment to the credit agreement, and (4) for general corporate purposes. We expensed $19.6 million pre-tax in the second quarter of 2010, related to these transactions, including $3.5 million for the write-off of certain unamortized debt issuance costs associated with the old notes and prior credit agreement.

Senior Unsecured Notes and Amended Credit Agreement

At September 30, 2010, we had outstanding $14.7 million aggregate principal amount of 7% Senior Notes due April 15, 2014. The 7% Senior Notes due 2014 may be redeemed by us currently at 103.5% of principal, at 101.75% of principal on or after April 15, 2011, and at 100% of principal on or after April 15, 2012.

During the three months ended September 30, 2009, we repurchased $10.4 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $9.8 million.

During the nine months ended September 30, 2009, we repurchased $48.4 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $41.1 million. We also repurchased $40.0 million aggregate principal amount of our 7% Senior Notes due 2014 for an aggregate total consideration of $34.5 million.

We recorded a gain of $0.5 million during the three months ended September 30, 2009, and $13.0 million during the nine months ended September 30, 2009 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements for the three and nine months ended September 30, 2009.

On April 14, 2010, we completed our offering of $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018. The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.

As of September 30, 2010, we had borrowings outstanding of $18.8 million under the non-extended revolving credit facility and $191.2 million under the extended revolving credit facility. As of September 30, 2010, the additional borrowing capacity in aggregate under both the non-extended and extended revolving credit facilities was limited under the maximum leverage ratio contained in our amended credit agreement to $317.0 million. See “Restrictions and Covenants” below for additional information regarding our financial covenants.

Our prior term loan facility provided, and our non-extended term loan facility provides, for various interest rates generally at LIBOR plus 0.875%. Our prior revolving credit facility provided, and our non-extended revolving credit facility provides, for a 0.15% facility fee and various interest rates on borrowings generally at LIBOR plus 0.725%.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Other Debt

At September 30, 2010, we had $221.0 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

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

Restrictions and Covenants

Our amended credit agreement, the indenture for our new notes, our vehicle floorplan facilities, and our mortgage facility contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

Under our prior credit agreement we were, and under our amended credit agreement we are, required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Pursuant to the April 14, 2010 amendment to our credit agreement, both of these covenants were modified. Under the amended credit agreement, the maximum capitalization ratio is 60%, compared to 65% prior to the amendment, and the maximum leverage ratio is 3.25x, compared to 2.75x prior to the amendment. In addition, in calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.

Under the terms of our amended credit agreement, at September 30, 2010, our leverage ratio and capitalization ratio were as follows:

	September 30, 2010
	Requirement	Actual
Leverage ratio	< 3.25x	2.64
Capitalization ratio	< 60%	46.1%

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

6. INCOME TAXES

Income taxes refundable included in Receivables, Net totaled $17.1 million at September 30, 2010, and $23.4 million at December 31, 2009.

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

7. SHAREHOLDERS’ EQUITY

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share	Three Months Ended September 30,		Nine Months Ended September 30,
data)	2010	2009	2010	2009
Shares repurchased	2.9	3.7	25.9	3.7
Aggregate purchase price	$55.0	$65.8	$506.6	$65.8
Average purchase price per share	$19.08	$17.81	$19.59	$17.81

On July 20, 2010, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of October 27, 2010, approximately $250 million remained available for share repurchases under the share repurchase program approved by our Board of Directors.

We issued 1.6 million shares of common stock in connection with the exercise of stock options during the three months ended September 30, 2010, and 1.3 million shares of common stock during the three months ended September 30, 2009. The proceeds from the exercise of stock options were $24.5 million (average exercise price per share of $15.35) during the three months ended September 30, 2010, and $13.7 million (average exercise price per share of $10.35) during the three months ended September 30, 2009.

We issued 1.9 million shares of common stock in connection with the exercise of stock options during the nine months ended September 30, 2010, and 2.3 million shares of common stock during the nine months ended September 30, 2009. The proceeds from the exercise of stock options were $30.1 million (average exercise price per share of $15.53) during the nine months ended September 30, 2010, and $23.5 million (average exercise price per share of $10.26) during the nine months ended September 30, 2009.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We granted 0.2 million shares of restricted stock during the nine months ended September 30, 2010, and 0.2 million shares during the nine months ended September 30, 2009, in connection with our annual restricted stock award grant. During the nine months ended September 30, 2010, 33,485 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock, as compared to 18,395 shares during the nine months ended September 30, 2009.

8. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. Anti-dilutive options totaling 0.5 million for the three months ended September 30, 2010, and 3.7 million for the nine months ended September 30, 2010, have been excluded from the computation of diluted earnings per share. Anti-dilutive options totaling 6.0 million for the three months ended September 30, 2009, and 8.8 million for the nine months ended September 30, 2009, have been excluded from the computation of diluted earnings per share.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding used in calculating basic earnings per share	147.5	178.1	160.0	177.6
Effect of dilutive stock-based awards	2.1	1.1	1.4	0.8

Weighted average common and common equivalent shares used in calculating diluted earnings per share	149.6	179.2	161.4	178.4

9. STOCK–BASED COMPENSATION

In February 2010, the Executive Compensation Subcommittee (the “Subcommittee”) approved an annual grant of 1.2 million employee stock options for 2010. One-fourth of each stock option award that was approved in February 2010 was granted on each of March 1, June 1, and September 1, 2010, and an additional one-fourth of each such stock option award will be granted on the first New York Stock Exchange trading day of December 2010. The options granted on March 1, June 1, and September 1, 2010, have an exercise price equal to the closing price per share on the grant date ($18.20 on March 1, $19.64 on June 1, and $23.21 on September 1, 2010), and the December 2010 option grant will also have an exercise price equal to the closing price of our common stock on the grant date in accordance with the AutoNation, Inc. 2008 Employee Equity and Incentive Plan. In February 2010, the Subcommittee also approved an annual grant of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 1, 2010.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock options granted to employees in 2010 have a term of 10 years from the first date of grant in 2010 (i.e., all employee stock options granted in 2010 will expire on March 1, 2020) and vest in equal installments over four years commencing on June 1, 2011. Restricted stock awards granted in 2010 vest in equal installments over four years commencing on June 1, 2011.

Compensation Expense

Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Compensation cost for stock options and restricted stock is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible. The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the accompanying Unaudited Condensed Consolidated Income Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$2.6	$2.7	$12.0	$10.7
Restricted stock	0.4	0.3	1.6	0.8

Total stock-based compensation expense	$3.0	$3.0	$13.6	$11.5

As of September 30, 2010, there was $13.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $9.5 million relates to stock options and $4.1 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.8 years.

10. ACQUISITIONS

We acquired three automotive retail franchises during the three months ended September 30, 2010, which included Hyundai of Seattle, Toyota Mall of Georgia, and Hyundai Mall of Georgia in the Atlanta market. We paid in cash $60.6 million for these three automotive retail acquisitions. We acquired five automotive retail franchises and related assets during the nine months ended September 30, 2010, for which we paid in cash $73.1 million.

We did not acquire any automotive retail franchises during the three months ended September 30, 2009. We acquired one automotive retail franchise during the nine months ended September 30, 2009, for $0.2 million. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The purchase price allocations for the business combinations in 2010 are tentative and subject to final adjustment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates for the five automotive retail franchises acquired during the nine months ended September 30, 2010.

Inventory	$ 18.5
Property and equipment	30.2
Goodwill	17.2
Franchise rights - indefinite lived	21.5
Other assets	2.2
Vehicle floorplan payable-non-trade	(16.1)
Other liabilities	(0.4)

Cash used in business acquisitions, net of cash acquired	$ 73.1

The $17.2 million of goodwill was assigned to the Import segment. We anticipate that substantially all of the goodwill recorded in 2010 will be deductible for federal income tax purposes.

The pro forma consolidated income statements as if the results of these acquisitions had been included in our consolidated results for the entire nine month periods ended September 30, 2010 and 2009, would not have been materially different from our reported consolidated income statements for these periods.

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

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2010 to 2034 are approximately $71 million at September 30, 2010. We do not

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2010. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

At September 30, 2010, surety bonds, letters of credit, and cash deposits totaled $97.6 million, including $64.7 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

We received proceeds (net of cash relinquished) of $12.4 million during the nine months ended September 30, 2010, and $65.9 million during the same period in 2009 related to discontinued operations.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in the number of stores not yet sold or closed in discontinued operations for the three and nine months ended September 30, 2010, are as follows:

Number of Stores Not Yet Sold or Closed in Discontinued Operations
Stores not yet sold or closed in discontinued operations at December 31, 2009	-

Classified as discontinued operations during first quarter of 2010	2
Sold or closed during first quarter of 2010	(2)

Stores not yet sold or closed in discontinued operations at March 31, 2010	-

Classified as discontinued operations during second quarter of 2010	1
Sold or closed during second quarter of 2010	-

Stores not yet sold or closed in discontinued operations at June 30, 2010	1

Classified as discontinued operations during third quarter of 2010	1
Sold or closed during third quarter of 2010	(1)

Stores not yet sold or closed in discontinued operations at September 30, 2010	1

The accompanying Unaudited Condensed Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information. Selected income statement data for our discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenue	$8.4	$48.2	$35.8	$327.7

Pre-tax loss from discontinued operations (1)	$(1.4)	$(5.9)	$(5.6)	$(11.9)
Pre-tax gain (loss) on disposal of discontinued operations	(0.8)	2.0	(5.8)	(39.5)

	(2.2)	(3.9)	(11.4)	(51.4)
Income tax benefit	(0.6)	(4.5)	(3.5)	(16.3)

Income (loss) from discontinued operations, net of income taxes	$(1.6)	$0.6	$(7.9)	$(35.1)

(1)	Pre-tax loss from discontinued operations includes operational losses for stores in discontinued operations prior to closure, as well as carrying costs for items such as maintenance, security, rent, and landscaping, among others, for real estate we have not yet sold related to stores that have been closed.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	September 30, 2010 (1)	December 31, 2009
Inventory	$4.8	$15.9
Other current assets	1.2	3.5
Property and equipment, net	61.0	93.8
Goodwill	2.1	6.2
Other non-current assets	0.3	0.4

Total assets	$69.4	$119.8

Vehicle floorplan payable-trade	$-	$9.3
Vehicle floorplan payable-non-trade	4.0	4.1
Other current liabilities	4.5	7.9

Total liabilities	$8.5	$21.3

(1)	The assets and liabilities remaining in discontinued operations at September 30, 2010, primarily represent real estate we have not yet sold related to stores that have been closed, as well as other miscellaneous items that are in the process of being settled or otherwise disposed.

Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

13. SEGMENT INFORMATION

At September 30, 2010 and 2009, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reportable segment revenues and segment income (loss) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Domestic	$1,102.6	$905.6	$3,048.7	$2,504.2
Import	1,275.1	1,187.4	3,523.9	3,073.0
Premium Luxury	863.3	775.3	2,546.3	2,213.3
Corporate and other	32.9	22.7	95.9	81.5

Total revenues	$3,273.9	$2,891.0	$9,214.8	$7,872.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment income (loss)*:
Domestic	$42.5	$32.9	$115.9	$79.6
Import	51.3	62.9	153.6	134.1
Premium Luxury	47.7	43.5	142.8	127.3
Corporate and other	(31.4)	(28.9)	(80.6)	(53.2)

Total segment income	110.1	110.4	331.7	287.8

Other interest expense	(16.1)	(10.2)	(39.8)	(32.5)
Loss on debt extinguishment	-	-	(19.6)	-
Gain on senior note repurchases	-	0.5	-	13.0
Interest income	0.3	0.3	0.8	0.9
Other gains (losses), net	(0.7)	2.2	(1.1)	4.1

Income from continuing operations before income taxes	$93.6	$103.2	$272.0	$273.3

*	Segment income (loss) is defined as operating income less floorplan interest expense.

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

We had receivables from manufacturers or distributors of $106.9 million at September 30, 2010, and $102.9 million at December 31, 2009. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2010, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15. FAIR VALUE MEASUREMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.

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

•

Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Unaudited Condensed Consolidated Balance Sheets. The carrying amount and fair value of our investments in marketable securities totaled $1.8 million at September 30, 2010, and $3.1 million at December 31, 2009.

•

Fixed rate debt: Our fixed rate debt consists primarily of amounts outstanding under our senior unsecured notes and mortgages, which totaled $637.2 million at September 30, 2010, and $366.5 million at December 31, 2009, with a fair value of $637.1 million at September 30, 2010, and $353.3 million at December 31, 2009. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability and we estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments.

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

Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s fair value less cost to sell (increase or decrease) is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2010:

	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Gain/(Loss)
Long-lived assets held and used	$-	$-	$3.7	$ (0.6)

Long-lived assets held for sale:
Continuing operations	$-	$-	$10.7	$ (3.1)
Discontinued operations	-	-	34.9	(3.2)

Total long-lived assets held for sale	$-	$-	$45.6	$ (6.3)

During the nine months ended September 30, 2010, no impairment charges were recorded for the carrying value of goodwill or franchise rights in accordance with accounting guidance for goodwill and other intangible assets. See Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for information on how fair value measurements are derived for our goodwill and franchise rights.

In accordance with the provisions of accounting guidance for the impairment or disposal of long-lived assets, during the nine months ended September 30, 2010, long-lived assets held and used in continuing operations with a carrying amount of $4.3 million were written down to their fair value of $3.7 million, resulting in a non-cash impairment charge of $0.6 million, which was included in Other Expenses (Income), Net in our Unaudited Condensed Consolidated Financial Statements, of which $0.4 million was reflected as a component of Import Segment Income and $0.2 million was reflected as a component of Domestic Segment Income of our segment information. The $0.6 million of impairment charges includes $0.2 million that was recorded during the three months ended September 30, 2010.

During the nine months ended September 30, 2010, long-lived assets held for sale in continuing operations with a carrying amount of $9.4 million were written down to their fair value of $6.0 million, resulting in a non-cash impairment charge of $3.4 million. Additionally, an adjustment of $0.3 million was recorded to long-lived assets held for sale with a carrying amount of $4.4 million as a result of an increase in the asset group’s fair value. The adjustment was limited to the carrying amount of $4.7 million at the time the long-lived asset group was initially classified as held for sale. These amounts were included in Other Expenses (Income), Net in our Unaudited Condensed Consolidated Financial Statements and included as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information. The $3.1 million of net impairment charges includes $2.6 million that was recorded during the three months ended September 30, 2010.

During the nine months ended September 30, 2010, long-lived assets held for sale in discontinued operations with a carrying amount of $28.9 million were written down to their fair value of $25.1 million, resulting in a non-cash impairment charge of $3.8 million. Additionally, an adjustment of $0.6 million was recorded to long-lived assets held for sale in discontinued operations with a carrying amount of $9.2 million to increase the asset group’s carrying amount to its fair value of $9.8 million. These amounts were included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements in the “Corporate and other” category of our segment information. The $3.2 million of net impairment charges recorded includes $0.6 million that was recorded during the three months ended September 30, 2010.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2010, we owned and operated 251 new vehicle franchises from 206 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 94% of the new vehicles that we sold during the nine months ended September 30, 2010, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.

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

At September 30, 2010, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

For the nine months ended September 30, 2010, new vehicle sales accounted for approximately 53% of our total revenue, but approximately 20% of our total gross profit. Used vehicle sales accounted for approximately 25% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of our total revenue for the nine months ended September 30, 2010, contributed approximately 65% of our total gross profit for the same period.

Results of Operations

Third Quarter 2010 compared to Third Quarter 2009

During the three months ended September 30, 2010, we had net income from continuing operations of $58.5 million or $0.39 per share on a diluted basis, as compared to net income from continuing operations of $64.4 million or $0.36 per share on a diluted basis during the same period in 2009.

First Nine Months 2010 compared to First Nine Months 2009

During the nine months ended September 30, 2010, we had net income from continuing operations of $167.2 million or $1.04 per share on a diluted basis, as compared to net income from continuing operations of $171.4 million or $0.96 per share on a diluted basis during the same period in 2009.

Results for the nine months ended September 30, 2010, were adversely impacted by a loss on debt extinguishment, including debt refinancing costs and the write-off of previously deferred debt issuance costs, of $19.6 million ($12.1 million after-tax, or approximately $0.07 per share). After excluding this item, adjusted diluted earnings per share from continuing operations for the nine months ended September 30, 2010, was $1.11.

Results for the nine months ended September 30, 2009, were favorably impacted by a net gain on asset sales and dispositions of $15.5 million ($9.6 million after-tax, or approximately $0.05 per share) and a gain on senior note repurchases of $13.0 million ($8.1 million after-tax, or approximately $0.05 per share). After excluding these items, adjusted diluted earnings per share from continuing operations for the nine months ended September 30, 2009, was $0.87.

Adjusted diluted earnings per share from continuing operations is a non-GAAP financial measure, and diluted earnings per share from continuing operations is the most directly comparable financial measure that is calculated and presented in accordance with GAAP. We have provided in the paragraphs above a reconciliation of adjusted diluted earnings per share from continuing operations to diluted earnings per share from continuing operations for the nine months ended September 30, 2010 and 2009. We believe that this non-GAAP financial measure provides a meaningful presentation of our results excluding the impact of items not related to our ongoing core business operations and improves the period-to-period comparability of our results from our core business operations. This non-GAAP financial measure should not be considered a substitute for, or superior to, financial measures calculated and presented in accordance with GAAP.

During the nine months ended September 30, 2010, we repurchased 25.9 million shares of our common stock for an aggregate purchase price of approximately $506.6 million. We also acquired a large Toyota store and a Hyundai store in the Atlanta, Georgia market, as well as a Hyundai store in Seattle, Washington, during the third quarter of 2010. The aggregate purchase price for these acquisitions was approximately $61 million.

Market Conditions

In the third quarter of 2010, the seasonally adjusted annual rate (“SAAR”) of new vehicle sales in the United States was 11.6 million, as compared to 11.3 million in the second quarter of 2010, and 11.6 million in the third quarter of 2009. Our total revenue increased 13.2% in the third quarter of 2010 as compared to the same period in 2009.

Our results of operations for the third quarter of 2009 were favorably impacted by the Consumer Assistance to Recycle and Save Act of 2009, commonly referred to as “cash for clunkers,” that was signed into law by President Obama at the end of June 2009. Under the cash for clunkers program, which officially ran from July to August 2009, certain new vehicle buyers who traded in less fuel-efficient vehicles were eligible for a credit of up to $4,500 from the federal government toward the purchase of a new vehicle.

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

While unemployment in the United States remains high, housing markets remain depressed, and the SAAR remains at historically low levels, we saw an improving automotive retail market during the first nine months of 2010 and expect continued improvement over the next several years. The decline in new vehicle sales over the past few years, which has led to a decline in the number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

Debt Refinancing

Please refer to “Liquidity and Capital Resources – Debt Refinancing” below for a discussion of certain refinancing transactions that we completed during the second quarter of 2010.

Inventory Management

Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.

We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 41,788 units in new vehicle inventory at September 30, 2010, 35,680 units at December 31, 2009, and 25,278 units at September 30, 2009. New vehicle inventory at September 30, 2009, was relatively low as a result of the cash for clunkers program. We have increased our new vehicle inventory in recent quarters in response to improved demand. We continue to monitor our new vehicle inventory levels closely based on current economic conditions.

In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.2 million at September 30, 2010, and $0.7 million at December 31, 2009.

Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.4 million at September 30, 2010, and $4.4 million at December 31, 2009.

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

We estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows (DCF) of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is consistent with a market participant perspective. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

The test for goodwill impairment is a two-step approach. A first step failure would have required us to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a non-cash goodwill impairment charge. As of September 30, 2010, we allocated $156.1 million of goodwill to the Domestic reporting unit, $515.0 million to the Import reporting unit, and $469.3 million to the Premium Luxury reporting unit. A significant change in the assumptions used to estimate fair value could result in a material impairment charge to the goodwill associated with our reporting units.

The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2010, the date of our most recent annual impairment test.

We also completed our annual impairment test for intangibles with indefinite lives as of April 30, 2010, and no impairment charges resulted from the required impairment tests.

Long-Lived Assets

We estimate the depreciable lives of our property and equipment, including leasehold improvements, and review them for impairment when events or changes in circumstances indicate that their carrying amounts may be impaired. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, a current expectation that more-likely-than-not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or a current-period operating or cash flow loss combined with historical losses or projected future losses. We recorded $0.2 million of impairment charges during the three months ended September 30, 2010, and $0.6 million of impairment charges during the nine months ended September 30, 2010, associated with assets held and used in continuing operations, which is included in Other Expenses (Income), Net in the Unaudited Condensed Consolidated Income Statements.

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

As of September 30, 2010, we had assets held for sale of $61.4 million in continuing operations and $61.0 million in discontinued operations. We recorded $2.6 million of impairment charges during the three months ended September 30, 2010, and net impairment charges of $3.1 million during the nine months ended September 30, 2010, associated with assets held for sale in continuing operations, which is included in Other Expenses (Income), Net in the Unaudited Condensed Consolidated Income Statements. We recorded impairment charges of $0.6 million during the three months ended September 30, 2010, and net impairment charges of $3.2 million during the nine months ended September 30, 2010, associated with assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in the Unaudited Condensed Consolidated Income Statements.

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

Reported Operating Data

Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,773.3	$1,616.4	$156.9	9.7	$4,890.4	$4,127.3	$763.1	18.5
Used vehicle	812.4	637.1	175.3	27.5	2,327.7	1,852.6	475.1	25.6
Parts and service	564.1	530.8	33.3	6.3	1,648.9	1,595.6	53.3	3.3
Finance and insurance, net	111.9	95.0	16.9	17.8	311.9	259.9	52.0	20.0
Other	12.2	11.7	0.5		35.9	36.6	(0.7)

Total revenue	$3,273.9	$2,891.0	$382.9	13.2	$9,214.8	$7,872.0	$1,342.8	17.1

Gross profit:
New vehicle	$111.9	$118.7	$(6.8)	(5.7)	$323.7	$277.9	$45.8	16.5
Used vehicle	69.2	59.4	9.8	16.5	205.0	180.7	24.3	13.4
Parts and service	245.6	230.6	15.0	6.5	721.6	698.0	23.6	3.4
Finance and insurance	111.9	95.0	16.9	17.8	311.9	259.9	52.0	20.0
Other	6.8	5.9	0.9		20.8	20.2	0.6

Total gross profit	545.4	509.6	35.8	7.0	1,583.0	1,436.7	146.3	10.2
Selling, general and administrative expenses	402.9	375.5	(27.4)	(7.3)	1,159.4	1,086.7	(72.7)	(6.7)
Depreciation and amortization	18.7	19.2	0.5		57.2	57.9	0.7
Franchise rights impairment	-	-	-		-	1.5	1.5
Other expenses (income), net	2.9	(3.1)	(6.0)		4.5	(23.7)	(28.2)

Operating income	120.9	118.0	2.9	2.5	361.9	314.3	47.6	15.1
Floorplan interest expense	(10.8)	(7.6)	(3.2)		(30.2)	(26.5)	(3.7)
Other interest expense	(16.1)	(10.2)	(5.9)		(39.8)	(32.5)	(7.3)
Loss on debt extinguishment	-	-	-		(19.6)	-	(19.6)
Gain on senior note repurchases	-	0.5	(0.5)		-	13.0	(13.0)
Interest income	0.3	0.3	-		0.8	0.9	(0.1)
Other gains (losses), net	(0.7)	2.2	(2.9)		(1.1)	4.1	(5.2)

Income from continuing operations before income taxes	$93.6	$103.2	$(9.6)	(9.3)	$272.0	$273.3	$(1.3)	(0.5)

Retail vehicle unit sales:
New vehicle	56,121	54,470	1,651	3.0	153,305	135,761	17,544	12.9
Used vehicle	42,904	34,208	8,696	25.4	121,020	101,762	19,258	18.9

	99,025	88,678	10,347	11.7	274,325	237,523	36,802	15.5

Revenue per vehicle retailed:
New vehicle	$31,598	$29,675	$1,923	6.5	$31,900	$30,401	$1,499	4.9
Used vehicle	$17,073	$16,330	$743	4.5	$17,180	$16,024	$1,156	7.2
Gross profit per vehicle retailed:
New vehicle	$1,994	$2,179	$(185)	(8.5)	$2,111	$2,047	$64	3.1
Used vehicle	$1,583	$1,690	$(107)	(6.3)	$1,627	$1,727	$(100)	(5.8)
Finance and insurance	$1,130	$1,071	$59	5.5	$1,137	$1,094	$43	3.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (%)	2009 (%)	2010 (%)	2009 (%)
Revenue mix percentages:
New vehicle	54.2	55.9	53.1	52.4
Used vehicle	24.8	22.0	25.3	23.5
Parts and service	17.2	18.4	17.9	20.3
Finance and insurance, net	3.4	3.3	3.4	3.3
Other	0.4	0.4	0.3	0.5

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	20.5	23.3	20.4	19.3
Used vehicle	12.7	11.7	13.0	12.6
Parts and service	45.0	45.3	45.6	48.6
Finance and insurance	20.5	18.6	19.7	18.1
Other	1.3	1.1	1.3	1.4

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.3	7.3	6.6	6.7
Used vehicle - retail	9.3	10.3	9.5	10.8
Parts and service	43.5	43.4	43.8	43.7
Total	16.7	17.6	17.2	18.3
Selling, general and administrative expenses	12.3	13.0	12.6	13.8
Operating income	3.7	4.1	3.9	4.0
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	73.9	73.7	73.2	75.6
Operating income	22.2	23.2	22.9	21.9

			September 30, 2010	September 30, 2009
Days supply:
New vehicle (industry standard of selling days, including fleet)			57 days	48 days
Used vehicle (trailing 30 days)			46 days	48 days

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
($ in millions)
Floorplan assistance	$14.8	$13.7	$1.1	$41.2	$34.5	$6.7
Floorplan interest expense (new vehicles)	(10.1)	(7.0)	(3.1)	(28.6)	(24.9)	(3.7)

Net new vehicle inventory carrying benefit	$4.7	$6.7	$(2.0)	$12.6	$9.6	$3.0

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

($ in millions, except per	Three Months Ended September 30,				Nine Months Ended September 30,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,743.1	$1,616.4	$126.7	7.8	$4,842.9	$4,117.9	$725.0	17.6
Used vehicle	797.2	637.1	160.1	25.1	2,299.2	1,843.0	456.2	24.8
Parts and service	552.3	530.8	21.5	4.1	1,627.3	1,591.0	36.3	2.3
Finance and insurance, net	110.1	95.0	15.1	15.9	309.4	259.2	50.2	19.4
Other	11.9	11.7	0.2		35.2	35.1	0.1

Total revenue	$3,214.6	$2,891.0	$323.6	11.2	$9,114.0	$7,846.2	$1,267.8	16.2

Gross profit:
New vehicle	$109.5	$118.8	$(9.3)	(7.8)	$320.1	$277.9	$42.2	15.2
Used vehicle	68.0	59.4	8.6	14.5	202.9	179.5	23.4	13.0
Parts and service	240.3	230.8	9.5	4.1	712.1	696.5	15.6	2.2
Finance and insurance	110.1	95.0	15.1	15.9	309.4	259.2	50.2	19.4
Other	6.7	6.1	0.6		20.5	19.8	0.7

Total gross profit	$534.6	$510.1	$24.5	4.8	$1,565.0	$1,432.9	$132.1	9.2

Retail vehicle unit sales:
New vehicle	54,892	54,470	422	0.8	151,601	135,456	16,145	11.9
Used vehicle	42,240	34,208	8,032	23.5	119,844	101,193	18,651	18.4

	97,132	88,678	8,454	9.5	271,445	236,649	34,796	14.7

Revenue per vehicle retailed:
New vehicle	$31,755	$29,675	$2,080	7.0	$31,945	$30,400	$1,545	5.1
Used vehicle	$17,093	$16,330	$763	4.7	$17,177	$16,039	$1,138	7.1

Gross profit per vehicle retailed:
New vehicle	$1,995	$2,181	$(186)	(8.5)	$2,111	$2,052	$59	2.9
Used vehicle	$1,579	$1,690	$(111)	(6.6)	$1,626	$1,723	$(97)	(5.6)
Finance and insurance	$1,134	$1,071	$63	5.9	$1,140	$1,095	$45	4.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (%)	2009 (%)	2010 (%)	2009 (%)
Revenue mix percentages:
New vehicle	54.2	55.9	53.1	52.5
Used vehicle	24.8	22.0	25.2	23.5
Parts and service	17.2	18.4	17.9	20.3
Finance and insurance, net	3.4	3.3	3.4	3.3
Other	0.4	0.4	0.4	0.4

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	20.5	23.3	20.5	19.4
Used vehicle	12.7	11.6	13.0	12.5
Parts and service	44.9	45.2	45.5	48.6
Finance and insurance	20.6	18.6	19.8	18.1
Other	1.3	1.3	1.2	1.4

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.3	7.3	6.6	6.7
Used vehicle - retail	9.2	10.3	9.5	10.7
Parts and service	43.5	43.5	43.8	43.8
Total	16.6	17.6	17.2	18.3

New Vehicle

($ in millions, except per	Three Months Ended September 30,				Nine Months Ended September 30,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,773.3	$1,616.4	$156.9	9.7	$4,890.4	$4,127.3	$763.1	18.5
Gross profit	$111.9	$118.7	$(6.8)	(5.7)	$323.7	$277.9	$45.8	16.5
Retail vehicle unit sales	56,121	54,470	1,651	3.0	153,305	135,761	17,544	12.9
Revenue per vehicle retailed	$31,598	$29,675	$1,923	6.5	$31,900	$30,401	$1,499	4.9
Gross profit per vehicle retailed	$1,994	$2,179	$(185)	(8.5)	$2,111	$2,047	$64	3.1
Gross profit as a percentage of revenue	6.3%	7.3%			6.6%	6.7%
Days supply (industry standard of selling days, including fleet)	57 days	48 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$1,743.1	$1,616.4	$126.7	7.8	$4,842.9	$4,117.9	$725.0	17.6
Gross profit	$109.5	$118.8	$(9.3)	(7.8)	$320.1	$277.9	$42.2	15.2
Retail vehicle unit sales	54,892	54,470	422	0.8	151,601	135,456	16,145	11.9
Revenue per vehicle retailed	$31,755	$29,675	$2,080	7.0	$31,945	$30,400	$1,545	5.1
Gross profit per vehicle retailed	$1,995	$2,181	$(186)	(8.5)	$2,111	$2,052	$59	2.9
Gross profit as a percentage of revenue	6.3%	7.3%			6.6%	6.7%

Third Quarter 2010 compared to Third Quarter 2009

Same store new vehicle revenue increased during the three months ended September 30, 2010, as compared to the same period in 2009, as a result of both an increase in same store unit volume and an increase in same store revenue per new vehicle retailed. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers. The prior year was favorably impacted by an increase in sales as a result of the cash for clunkers program discussed above in “Market Conditions.”

Same store revenue per new vehicle retailed benefited from an increase in the average selling prices for new vehicles in all three segments—Domestic, Import, and Premium Luxury – primarily due to improved market conditions. Same store revenue per new vehicle retailed also benefited from a shift in mix toward large vehicles, which have relatively higher average selling prices. Same store revenue per new vehicle retailed in the prior year was impacted by the cash for clunkers program, which disproportionately benefited sales of smaller, more fuel-efficient vehicles, primarily in the Domestic and Import segments.

Same store gross profit per new vehicle retailed decreased during the three months ended September 30, 2010, as compared to the same period in 2009. The prior year was favorably impacted by supply and demand imbalances as a result of both the cash for clunkers program, which increased demand in the third quarter of 2009, and reduced vehicle production levels of certain automotive manufacturers, which limited supply.

We expect to recognize a total of approximately $20 million pre-tax of certain performance-based manufacturer incentives over the next two to three quarters, primarily related to premium luxury vehicles previously sold.

First Nine Months 2010 compared to First Nine Months 2009

Same store new vehicle revenue increased during the nine months ended September 30, 2010, as compared to the same period in 2009, as a result of both an increase in same store unit volume and an increase in same store revenue per new vehicle retailed. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, the reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence.

Same store revenue per new vehicle retailed benefited from an increase in the average selling prices for new vehicles in all three segments—Domestic, Import, and Premium Luxury – primarily due to improved market conditions. Same store revenue per new vehicle retailed also benefited from a shift in mix toward large vehicles, which have relatively higher average selling prices.

Same store gross profit per new vehicle retailed increased during the nine months ended September 30, 2010, as compared to the same period in 2009. The increase was due in part to a recovery in margins for both small and large vehicles in all three segments as a result of improved market and credit conditions.

New Vehicle Inventories

Our new vehicle inventories were $1.3 billion or 57 days supply at September 30, 2010, as compared to new vehicle inventories of $1.1 billion or 55 days supply at December 31, 2009, and $0.8 billion or 48 days supply at September 30, 2009. We had 41,788 units in new vehicle inventory at September 30, 2010, 35,680 units at December 31, 2009, and 25,278 units at September 30, 2009.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
($ in millions)
Floorplan assistance	$14.8	$13.7	$1.1	$41.2	$34.5	$6.7
Floorplan interest expense (new vehicles)	(10.1)	(7.0)	(3.1)	(28.6)	(24.9)	(3.7)

Net new vehicle inventory carrying benefit	$4.7	$6.7	$(2.0)	$12.6	$9.6	$3.0

Third Quarter 2010 compared to Third Quarter 2009

The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) decreased during the three months ended September 30, 2010, as compared to the same period in 2009 due to an increase in floorplan interest expense due to higher average vehicle floorplan payable balances during the period, partially offset by an increase in floorplan assistance as a result of higher new vehicle sales and an increase in the floorplan assistance rate per unit.

First Nine Months 2010 compared to First Nine Months 2009

The net new vehicle inventory carrying benefit (new vehicle floorplan interest expense net of floorplan assistance from manufacturers) increased during the nine months ended September 30, 2010, as compared to the same period in 2009 due to an increase in floorplan assistance as a result of higher new vehicle sales and an increase in the floorplan assistance rate per unit, partially offset by an increase in floorplan interest expense due to higher average vehicle floorplan payable balances during the period.

Used Vehicle

($ in millions, except per	Three Months Ended September 30,				Nine Months Ended September 30,
vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$732.5	$558.6	$173.9	31.1	$2,079.1	$1,630.6	$448.5	27.5
Wholesale revenue	79.9	78.5	1.4	1.8	248.6	222.0	26.6	12.0

Total revenue	$812.4	$637.1	$175.3	27.5	$2,327.7	$1,852.6	$475.1	25.6

Retail gross profit	$67.9	$57.8	$10.1	17.5	$196.9	$175.7	$21.2	12.1
Wholesale gross profit	1.3	1.6	(0.3)		8.1	5.0	3.1

Total gross profit	$69.2	$59.4	$9.8	16.5	$205.0	$180.7	$24.3	13.4

Retail vehicle unit sales	42,904	34,208	8,696	25.4	121,020	101,762	19,258	18.9
Revenue per vehicle retailed	$17,073	$16,330	$743	4.5	$17,180	$16,024	$1,156	7.2
Gross profit per vehicle retailed	$1,583	$1,690	$(107)	(6.3)	$1,627	$1,727	$(100)	(5.8)
Gross profit as a percentage of revenue	9.3%	10.3%			9.5%	10.8%
Days supply (trailing 30 days)	46 days	48 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$722.0	$558.6	$163.4	29.3	$2,058.6	$1,623.0	$435.6	26.8
Wholesale revenue	75.2	78.5	(3.3)	(4.2)	240.6	220.0	20.6	9.4

Total revenue	$797.2	$637.1	$160.1	25.1	$2,299.2	$1,843.0	$456.2	24.8

Retail gross profit	$66.7	$57.8	$8.9	15.4	$194.9	$174.4	$20.5	11.8
Wholesale gross profit	1.3	1.6	(0.3)		8.0	5.1	2.9

Total gross profit	$68.0	$59.4	$8.6	14.5	$202.9	$179.5	$23.4	13.0

Retail vehicle unit sales	42,240	34,208	8,032	23.5	119,844	101,193	18,651	18.4
Revenue per vehicle retailed	$17,093	$16,330	$763	4.7	$17,177	$16,039	$1,138	7.1
Gross profit per vehicle retailed	$1,579	$1,690	$(111)	(6.6)	$1,626	$1,723	$(97)	(5.6)
Gross profit as a percentage of revenue	9.2%	10.3%			9.5%	10.7%

Third Quarter 2010 compared to Third Quarter 2009

Same store retail used vehicle revenue increased during the three months ended September 30, 2010, as compared to the same period in 2009, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by improved market conditions, including improved credit availability offered to consumers. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume.

Same store revenue per used vehicle retailed benefited from an increase in the average selling prices for used vehicles in all three segments primarily due to improved market conditions. The increase in same store revenue per used vehicle retailed was also due in part to tighter supply, which has driven up the wholesale values of used vehicles. Used vehicle inventory has been impacted by the decline in new vehicle sales in recent years, as well as by customers retaining their vehicles for longer periods of time. Same store revenue per used vehicle retailed also benefited from a shift in mix toward certified pre-owned vehicles, which have higher average selling prices.

Same store gross profit per used vehicle retailed decreased during the three months ended September 30, 2010, as compared to the same period in 2009. While credit availability has improved as compared to the prior year, gross profit per used vehicle retailed was adversely impacted by lender advances not increasing at the same level as used vehicle sales values.

First Nine Months 2010 compared to First Nine Months 2009

Same store retail used vehicle revenue increased during the nine months ended September 30, 2010, as compared to the same period in 2009, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume.

Same store revenue per used vehicle retailed benefited from a shift in mix toward premium luxury vehicles, which have a higher average selling price than domestic and import vehicles, as well as an increase in the average selling prices for used vehicles in all three segments. The increase in same store revenue per used vehicle retailed was also due in part to tighter supply, which has driven up the wholesale values of used vehicles. Used vehicle inventory has been impacted by the decline in new vehicle sales in recent years, as well as by customers retaining their vehicles for longer periods of time. Same store revenue per used vehicle retailed also benefited from a shift in mix toward certified pre-owned vehicles, which have higher average selling prices.

Same store gross profit per used vehicle retailed decreased during the nine months ended September 30, 2010, as compared to the same period in 2009. While credit availability has improved as compared to the prior year, gross profit per used vehicle retailed was adversely impacted by lender advances not increasing at the same level as used vehicle sales values.

Used Vehicle Inventories

Used vehicle inventories were $306.0 million or 46 days supply at September 30, 2010, compared to $219.5 million or 41 days supply at December 31, 2009, and $228.3 million or 48 days supply at September 30, 2009.

Parts and Service

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$564.1	$530.8	$33.3	6.3	$1,648.9	$1,595.6	$53.3	3.3
Gross Profit	$245.6	$230.6	$15.0	6.5	$721.6	$698.0	$23.6	3.4
Gross profit as a percentage of revenue	43.5%	43.4%			43.8%	43.7%

Same Store:
Revenue	$552.3	$530.8	$21.5	4.1	$1,627.3	$1,591.0	$36.3	2.3
Gross Profit	$240.3	$230.8	$9.5	4.1	$712.1	$696.5	$15.6	2.2
Gross profit as a percentage of revenue	43.5%	43.5%			43.8%	43.8%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.

Third Quarter 2010 compared to Third Quarter 2009

During the three months ended September 30, 2010, same store parts and service gross profit increased as compared to the same period in 2009, primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $6.7 million and warranty of $1.5 million.

Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties benefited from higher new and used vehicle sales volume. Warranty was favorably impacted by the rise in manufacturer recalls in the automotive industry.

First Nine Months 2010 compared to First Nine Months 2009

During the nine months ended September 30, 2010, same store parts and service gross profit increased as compared to the same period in 2009, primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $19.6 million, partially offset by a decline in gross profit associated with warranty of $1.8 million.

Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties benefited from higher new and used vehicle sales volume. Warranty was adversely impacted by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. This impact was partially offset by an increase in warranty service related to the rise of manufacturer recalls in the automotive industry.

We expect the decline in new vehicle sales over the past few years, which has led to a decline in the total number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

Finance and Insurance

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$111.9	$95.0	$16.9	17.8	$311.9	$259.9	$52.0	20.0
Gross profit per vehicle retailed	$1,130	$1,071	$59	5.5	$1,137	$1,094	$43	3.9

Same Store:
Revenue and gross profit	$110.1	$95.0	$15.1	15.9	$309.4	$259.2	$50.2	19.4
Gross profit per vehicle retailed	$1,134	$1,071	$63	5.9	$1,140	$1,095	$45	4.1

Third Quarter 2010 compared to Third Quarter 2009

Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to an increase in new and used vehicle sales volumes.

Same store finance and insurance revenue and gross profit per vehicle retailed increased during the three months ended September 30, 2010, as compared to the same period in 2009. Finance and insurance revenue and gross profit per vehicle retailed during the three months ended September 30, 2010, benefited from more customers financing vehicles through the dealerships and an increase in amounts financed per transaction.

First Nine Months 2010 compared to First Nine Months 2009

Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to an increase in new and used vehicle sales volumes.

Same store finance and insurance revenue and gross profit per vehicle retailed increased during the nine months ended September 30, 2010, as compared to the same period in 2009. Finance and insurance revenue and gross profit per vehicle retailed benefited from more customers financing vehicles through the dealerships and an increase in amounts financed per transaction. The results for the nine months ended September 30, 2009, reflect a favorable adjustment of $5.2 million ($3.2 million after-tax) of our reserves for expected chargebacks.

Segment Results

In the following table, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$1,102.6	$905.6	$197.0	21.8	$3,048.7	$2,504.2	$544.5	21.7
Import	1,275.1	1,187.4	87.7	7.4	3,523.9	3,073.0	450.9	14.7
Premium Luxury	863.3	775.3	88.0	11.4	2,546.3	2,213.3	333.0	15.0
Corporate and other	32.9	22.7	10.2	44.9	95.9	81.5	14.4	17.7

Total revenue	$3,273.9	$2,891.0	$382.9	13.2	$9,214.8	$7,872.0	$1,342.8	17.1

*Segment income (loss)
Domestic	$42.5	$32.9	$9.6	29.2	$115.9	$79.6	$36.3	45.6
Import	51.3	62.9	(11.6)	(18.4)	153.6	134.1	19.5	14.5
Premium Luxury	47.7	43.5	4.2	9.7	142.8	127.3	15.5	12.2
Corporate and other	(31.4)	(28.9)	(2.5)		(80.6)	(53.2)	(27.4)

Total segment income	110.1	110.4	(0.3)	(0.3)	331.7	287.8	43.9	15.3

Add: Floorplan interest expense	10.8	7.6	(3.2)		30.2	26.5	(3.7)

Operating income	$120.9	$118.0	$2.9	2.5	$361.9	$314.3	$47.6	15.1

*Segment income (loss) is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	17,635	15,283	2,352	15.4	47,762	38,957	8,805	22.6
Import	29,858	30,792	(934)	(3.0)	80,676	74,008	6,668	9.0
Premium Luxury	8,628	8,395	233	2.8	24,867	22,796	2,071	9.1

	56,121	54,470	1,651	3.0	153,305	135,761	17,544	12.9

Domestic

The Domestic segment operating results included the following:

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,102.6	$905.6	$197.0	21.8	$3,048.7	$2,504.2	$544.5	21.7
Segment income	$42.5	$32.9	$9.6	29.2	$115.9	$79.6	$36.3	45.6
Retail new vehicle unit sales	17,635	15,283	2,352	15.4	47,762	38,957	8,805	22.6

Third Quarter 2010 compared to Third Quarter 2009

Domestic revenue increased during the three months ended September 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers. In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. New vehicle unit volume in the prior year was adversely impacted by customer uncertainty surrounding the Chrysler and General Motors bankruptcies, which was partially offset by the favorable impact of the increase in sales of vehicles under the cash for clunkers program.

Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles. New and used revenue and unit sales increased for all three domestic manufacturers as compared to the third quarter of 2009.

Domestic segment income increased during the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to an increase in new and used unit volume as a result of improved market conditions. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.

First Nine Months 2010 compared to First Nine Months 2009

Domestic revenue increased during the nine months ended September 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence. Additionally, new vehicle unit volume in the prior year was adversely impacted by customer uncertainty surrounding the Chrysler and General Motors bankruptcies.

Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles. New and used revenue and unit sales increased for both Ford and General Motors as compared to the prior year period.

Domestic segment income increased during the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to an increase in new and used unit volume and a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.

Import

The Import segment operating results included the following:

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$ 1,275.1	$ 1,187.4	$ 87.7	7.4	$ 3,523.9	$ 3,073.0	$ 450.9	14.7
Segment income	$ 51.3	$ 62.9	$ (11.6)	(18.4)	$ 153.6	$ 134.1	$ 19.5	14.5
Retail new vehicle unit sales	29,858	30,792	(934)	(3.0)	80,676	74,008	6,668	9.0

Third Quarter 2010 compared to Third Quarter 2009

Import revenue increased during the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to an increase in used unit volume and an increase in revenue per new and used vehicle retailed, partially offset by a decrease in new unit volume. The increase in used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers. Revenue per new and used vehicle retailed primarily benefited from an increase in the average selling prices for large vehicles. The decrease in new unit volume is primarily the result of the prior year being favorably impacted by the sales of vehicles under the cash for clunkers program. Import revenue was also favorably impacted by an increase in parts and service business.

Import segment income decreased during the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to a decrease in new vehicle margins for both small and large vehicles. New vehicle margins in the prior year were favorably impacted by supply and demand imbalances as a result of the cash for clunkers program.

First Nine Months 2010 compared to First Nine Months 2009

Import revenue increased during the nine months ended September 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles.

Import segment income increased during the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Import segment income also benefited from an increase in parts and service business, which has higher margins, and an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Increases in Import segment income were partially offset by an increase in volume-related expenses.

Premium Luxury

The Premium Luxury segment operating results included the following:

($ in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$863.3	$775.3	$88.0	11.4	$2,546.3	$2,213.3	$333.0	15.0
Segment income	$47.7	$43.5	$4.2	9.7	$142.8	$127.3	$15.5	12.2
Retail new vehicle unit sales	8,628	8,395	233	2.8	24,867	22,796	2,071	9.1

Third Quarter 2010 compared to Third Quarter 2009

Premium Luxury revenue increased during the three months ended September 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for large vehicles.

Premium Luxury segment income increased during the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for small and large vehicles, as a result of improved market conditions. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses.

First Nine Months 2010 compared to First Nine Months 2009

Premium Luxury revenue increased during the nine months ended September 30, 2010, as compared to the same period in 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles.

Premium Luxury segment income increased during the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to a recovery in new vehicle margins for small and large vehicles, as a result of improved market conditions. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses.

Selling, General, and Administrative Expenses

Third Quarter 2010 compared to Third Quarter 2009

During the three months ended September 30, 2010, selling, general, and administrative expenses increased $27.4 million or 7.3%. As a percentage of total gross profit, selling, general, and administrative expenses remained relatively level at 73.9% for the three months ended September 30, 2010, compared to 73.7% for the same period in 2009. Selling, general, and administrative expenses increased during the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to a $16.8 million volume-driven increase in compensation expense and a $9.0 million increase in gross advertising expenditures, partially offset by a $2.5 million increase in advertising reimbursements from manufacturers and a $4.2 million increase in other selling, general, and administrative expenses.

First Nine Months 2010 compared to First Nine Months 2009

During the nine months ended September 30, 2010, selling, general, and administrative expenses increased $72.7 million or 6.7%. As a percentage of total gross profit, selling, general, and administrative expenses decreased to 73.2% for the nine months ended September 30, 2010, from 75.6% for the same period in 2009, resulting from our continued effective management of our cost structure and improved gross profit. Selling, general, and administrative expenses increased during the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to a $62.7 million volume-driven increase in compensation expense and a $16.5 million increase in gross advertising expenditures, partially offset by a $7.4 million increase in advertising reimbursements from manufacturers.

Non-Operating Income (Expense)

Floorplan Interest Expense

Third Quarter 2010 compared to Third Quarter 2009

Floorplan interest expense was $10.8 million for the three months ended September 30, 2010, as compared to $7.6 million for the same period in 2009. The increase in floorplan interest expense of $3.2 million during the three months ended September 30, 2010, is primarily the result of higher average vehicle floorplan payable balances.

First Nine Months 2010 compared to First Nine Months 2009

Floorplan interest expense was $30.2 million for the nine months ended September 30, 2010, as compared to $26.5 million for the same period in 2009. The increase in floorplan interest expense of $3.7 million during the nine months ended September 30, 2010, is primarily the result of higher average vehicle floorplan payable balances.

Other Interest Expense

Other interest expense was incurred primarily on borrowings under our term loan facilities, revolving credit facilities, mortgage facility, and outstanding senior unsecured notes.

Third Quarter 2010 compared to Third Quarter 2009

Other interest expense was $16.1 million for the three months ended September 30, 2010, compared to $10.2 million for the same period in 2009. The increase in other interest expense of $5.9 million during the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to an $8.4 million increase in interest expense resulting from higher levels of debt outstanding during the period primarily associated with our 6.75% Senior Notes due 2018 and revolving credit facilities, and a $1.5 million increase in interest expense resulting from higher interest rates on our extended term loan facility, partially offset by a decrease in interest expense of $3.3 million resulting from lower levels of debt outstanding during the period primarily associated with our Floating Rate Senior Notes due 2013, 7% Senior Notes due 2014, and mortgage facility.

First Nine Months 2010 compared to First Nine Months 2009

Other interest expense was $39.8 million for the nine months ended September 30, 2010, compared to $32.5 million for the same period in 2009. The increase in other interest expense of $7.3 million during the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to a $14.6 million increase in interest expense resulting from higher levels of debt outstanding during the period primarily associated with our 6.75% Senior Notes due 2018 and revolving credit facilities, and a $2.1 million increase in interest expense resulting from higher interest rates on our extended term loan facility, partially offset by an $8.2 million decrease associated with lower levels of debt outstanding during the period primarily associated with our Floating Rate Senior Notes due 2013, 7% Senior Notes due 2014, and mortgage facility.

Provision for Income Taxes

Our effective income tax rate was 37.5% for the three months ended September 30, 2010, and 37.6% for the three months ended September 30, 2009. Our effective income tax rate was 38.5% for the nine months ended September 30, 2010, and 37.3% for the nine months ended September 30, 2009. The effective income tax rates for the three and nine months ended September 30, 2010 and 2009, reflect the benefit of certain favorable tax adjustments. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

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

We had a loss from discontinued operations totaling $1.6 million during the three months ended September 30, 2010, and income from discontinued operations of $0.6 million during the same period in 2009, net of income taxes. We had a loss from discontinued operations totaling $7.9 million during the nine months ended September 30, 2010, and $35.1 million during the same period in 2009, net of income taxes.

See Note 12 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of discontinued operations. Certain amounts reflected in the accompanying Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009, have been adjusted to classify the results of these stores as discontinued operations.

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

In April 2010, we (1) accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”). Following the completion of the tender offers and as of September 30, 2010, no Floating Rate Senior Notes due 2013 and $14.7 million aggregate principal amount of 7% Senior Notes due 2014 remain outstanding.

Our prior credit agreement, which was scheduled to terminate on July 18, 2012, provided for a $600.0 million term loan facility and a $700.0 million revolving credit facility. Pursuant to the amendment to our credit agreement, our term loan facility was reduced to $533.4 million and bifurcated into a $54.0 million tranche due July 18, 2012 (the “non-extended term loan facility”) and a $479.4 million tranche due July 18, 2014 (the “extended term loan facility”). Our revolving credit facility was reduced to $638.6 million and bifurcated into a $57.0 million tranche due July 18, 2012 (the “non-extended revolving credit facility”) and a $581.6 million tranche due July 18, 2014 (the “extended revolving credit facility”). The amendment also modified certain financial covenants for all tranches, including an increase in the maximum leverage ratio from 2.75x to 3.25x and a decrease in the maximum capitalization ratio from 65% to 60%. In calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007. See “Long-Term Debt – Amended Credit Agreement” below for additional information regarding our amended credit agreement and “Long-Term Debt – Restrictions and Covenants” for additional information regarding our financial covenants.

A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used (1) to pay approximately $274.5 million for the old notes that were validly tendered and accepted for payment (which included accrued and unpaid interest for the old notes, as well as consent payments for those that were tendered and accepted for payment by April 13, 2010), (2) to reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million), (3) to pay transaction fees and expenses related to the debt offering, the tender offers, and the amendment to the credit agreement, and (4) for general corporate purposes. We expensed $19.6 million pre-tax in the second quarter of 2010, related to these transactions, including $3.5 million for the write-off of certain unamortized debt issuance costs associated with the old notes and prior credit agreement.

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

Available Liquidity Resources

We had the following sources of liquidity available:

(In millions)	September 30, 2010	December 31, 2009
Cash and Cash Equivalents	$84.5	$173.5
Revolving Credit Facility (as limited by applicable covenants) (1)	$317.0	$163.9
Secured Used Floorplan Facilities (2)	$72.6	$53.1

(1)	The amounts included in the table above reflect our incremental borrowing capacity under our revolving credit facility as limited by the applicable maximum leverage ratio that was contained in our credit agreement. See “Long-Term Debt – Restrictions and Covenants” for additional information regarding our financial covenants.

(2)	We maintain secured used floorplan facilities primarily collateralized by used vehicle inventories and related receivables. At September 30, 2010, the aggregate capacity under these facilities was $170.0 million. As of that date, $91.1 million had been borrowed under these facilities. The remaining borrowing capacity under these facilities of $78.9 million was limited to $72.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.

At December 31, 2009, the aggregate capacity under these facilities was $170.0 million. As of that date, $80.8 million had been borrowed under these facilities. The remaining borrowing capacity of $89.2 million was limited to $53.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2010, surety bonds, letters of credit, and cash deposits totaled $97.6 million, including $64.7 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

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

Capital Allocation

We use our capital resources to make capital investments in our business, to complete dealership acquisitions, and to repurchase our common stock and/or debt. During the nine months ended September 30, 2010, based on an anticipated industry recovery over the next several years, our operating performance and confidence in our financial and operational strength, and the additional liquidity and financial flexibility that we obtained as a result of our recent debt refinancing (see “Liquidity and Capital Resources – Debt Refinancing”), we opportunistically increased both our share repurchase and acquisition activities as outlined below.

Share Repurchases

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009
Shares repurchased	2.9	3.7	25.9	3.7
Aggregate purchase price	$55.0	$65.8	$506.6	$65.8
Average purchase price per share	$19.08	$17.81	$19.59	$17.81

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

On July 20, 2010, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of October 27, 2010, approximately $250 million remained available for share repurchases under our existing share repurchase program.

Senior Note Repurchases

The following table sets forth information regarding our debt repurchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Aggregate principal amount repurchased:
Floating Rate Senior Notes due 2013	$-	$10.4	$-	$48.4
7% Senior Notes due 2014	-	-	-	40.0

Total	$-	$10.4	$-	$88.4

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

Capital Expenditures

The following table sets forth information regarding our capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Purchases of property and equipment, including operating lease buy-outs	$40.0	$6.4	$80.3	$40.5

We anticipate that our full-year capital expenditures will be approximately $150 million in 2010, primarily to improve our store facilities and construct new store facilities.

Acquisitions and Divestitures

The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Cash used in business acquisitions, net of cash acquired	$60.6	$-	$73.1	$0.2
Cash received from business divestitures, net of cash relinquished	$7.6	$25.4	$12.4	$65.9

We acquired Toyota Mall of Georgia and Hyundai Mall of Georgia in the Atlanta market and Hyundai of Seattle during the third quarter of 2010. The aggregate purchase price for these three acquisitions was approximately $61 million.

Cash Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future. As discussed above, the restricted payments covenant contained in the indenture for our old notes, which previously limited, among other things, our ability to pay cash dividends, has been eliminated.

Long-Term Debt

The following table sets forth our non-vehicle long-term debt as of September 30, 2010, and December 31, 2009.

(In millions)	September 30, 2010	December 31, 2009
Floating Rate Senior Notes due 2013	$-	$146.1
7% Senior Notes due 2014	14.7	132.6
6.75% Senior Notes due 2018	394.2	-
Term loan facility due 2012	54.0	600.0
Term loan facility due 2014	479.4	-
Revolving credit facility due 2012	18.8	-
Revolving credit facility due 2014	191.2	-
Mortgage facility (1)	221.0	226.4
Other debt due from 2010 to 2025	7.3	7.5

	$1,380.6	$1,112.6
Less: current maturities	(8.0)	(7.6)

Long-term debt, net of current maturities	$1,372.6	$1,105.0

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Senior Unsecured Notes

At September 30, 2010, we had outstanding $14.7 million aggregate principal amount of 7% Senior Notes due 2014. The 7% Senior Notes due 2014 may be redeemed by us currently at 103.5% of principal, at 101.75% of principal on or after April 15, 2011, and at 100% of principal on or after April 15, 2012.

During the three months ended September 30, 2009, we repurchased $10.4 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $9.8 million.

During the nine months ended September 30, 2009, we repurchased $48.4 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $41.1 million. We also repurchased $40.0 million aggregate principal amount of our 7% Senior Notes due 2014 for an aggregate total consideration of $34.5 million. We recorded a gain of $0.5 million during the three months ended September 30, 2009, and $13.0 million during the nine months ended September 30, 2009, in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Unaudited Condensed Consolidated Income Statements for the three and nine months ended September 30, 2009.

On April 14, 2010, we completed our offering of $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018. The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. We made our first interest payment on the 6.75% Senior Notes due 2018 on October 15, 2010. These notes will mature on April 15, 2018.

The 7% Senior Notes due 2014 and the 6.75% Senior Notes due 2018 are guaranteed by substantially all of our subsidiaries.

Amended Credit Agreement

As of September 30, 2010, we had borrowings outstanding of $18.8 million under the non-extended revolving credit facility and $191.2 million under the extended revolving credit facility. As of September 30, 2010, the additional borrowing capacity in aggregate under both the non-extended and extended revolving credit facilities was limited under the maximum leverage ratio contained in our amended credit agreement to $317.0 million. See “Long-Term Debt – Restrictions and Covenants” for additional information regarding our financial covenants.

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

Vehicle Floorplan Payable

Vehicle floorplan payable-trade totaled $1.2 billion at September 30, 2010, and $1.0 billion at December 31, 2009. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries. Vehicle floorplan payable-non-trade totaled $431.3 million at September 30, 2010, and $353.5 million at December 31, 2009, and represents amounts payable borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders. All the floorplan facilities utilize LIBOR-based interest rates.

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

Other Debt

At September 30, 2010, we had $221.0 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due December 1, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

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

Restrictions and Covenants

Our amended credit agreement, the indenture for our new notes, our vehicle floorplan facilities, and our mortgage facility contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

Under our prior credit agreement we were, and under our amended credit agreement we are, required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Pursuant to the April 14, 2010 amendment to our credit agreement, both of these covenants were modified. Under the amended credit agreement, the maximum capitalization ratio is 60%, compared to 65% prior to the amendment, and the maximum leverage ratio is 3.25x, compared to 2.75x prior to the amendment. In addition, in calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007. The specific terms of these covenants can be found in our amended credit agreement, which we filed with our Quarterly Report on Form 10-Q for the second quarter of 2010 on July 22, 2010.

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

As of September 30, 2010, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our amended credit agreement, at September 30, 2010, our leverage ratio and capitalization ratio were as follows:

	September 30, 2010
	Requirement	Actual
Leverage ratio	< 3.25x	2.64
Capitalization ratio	< 60%	46.1%

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

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

($ in millions)	Nine Months Ended September 30,
	2010	2009	% Variance
Cash provided by operating activities	$197.7	$348.7	(43.3)
Cash provided by (used in) investing activities	$(133.3)	$44.8	NM
Cash used in financing activities	$(153.4)	$(299.3)	(48.7)

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

During the nine months ended September 30, 2010, we paid $28.1 million in connection with refinancing our indebtedness, including debt tender premiums. Cash flows from operating activities reflect $16.1 million of these cash payments that we charged to expense related to these transactions. In addition, we charged to expense $3.5 million of previously deferred debt issuance costs. Cash flows from financing activities, discussed below, reflect $11.9 million of debt issuance costs that will be amortized to interest expense over the term of the new debt arrangements.

Net cash provided by operating activities decreased during the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to an increase in working capital requirements and debt refinancing costs noted above, partially offset by an increase in earnings.

Cash Flows from Investing Activities

Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.

We had net cash used in investing activities during the nine months ended September 30, 2010, as compared to net cash provided by investing activities during the same period in 2009, primarily due to an increase in cash used in business acquisitions, net of cash acquired, and an increase in purchases of property and equipment. Net cash flows from investing activities were also impacted by a decrease in cash received from business divestitures, net of cash relinquished, and a decrease in proceeds from the sale of property and equipment.

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

During the nine months ended September 30, 2010, we (1) accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”). The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%.

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

During the nine months ended September 30, 2010, we borrowed $325.0 million and repaid $115.0 million under our revolving credit facility, for net borrowings of $210.0 million. During the nine months ended September 30, 2009, we had no borrowings or repayments under our revolving credit facility.

Additionally, we did not repurchase any of our Floating Rate Senior Notes due 2013 or 7% Senior Notes due 2014 during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we repurchased $88.4 million aggregate principal amount of our old notes for an aggregate total consideration of $75.6 million (including $1.2 million of accrued interest).

During the nine months ended September 30, 2010, we repurchased 25.9 million shares of common stock for an aggregate purchase price of $506.6 million (average purchase price per share of $19.59), including repurchases for which settlement occurred subsequent to September 30, 2010. During the nine months ended September 30, 2010, 33,485 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2009, we repurchased 3.7 million shares of our common stock for an aggregate purchase price of $65.8 million (average purchase price per share of $17.81), including repurchases for which settlement occurred subsequent to September 30, 2009. Additionally, 18,395 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including statements regarding our expectations for the automotive retail industry and the recognition of certain performance-based manufacturer incentives, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

•

We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facility, and term loan facility that could have a material adverse effect on our profitability.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At September 30, 2010, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $637.2 million and had a fair value of $637.1 million. At December 31, 2009, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $366.5 million and had a fair value of $353.3 million.

Interest Rate Risk

We had $1.6 billion of variable rate vehicle floorplan payable at September 30, 2010, and $1.4 billion at December 31, 2009. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $16.3 million at September 30, 2010, and $13.7 million at December 31, 2009, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $0.7 billion of other variable rate debt outstanding at September 30, 2010, and December 31, 2009. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $7.4 million at September 30, 2010, and $7.5 million at December 31, 2009.

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

We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 99 of our 206 stores as of September 30, 2010.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, and June 30, 2010, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2010 to July 31, 2010	2,893,306	$19.10	2,882,875	$250.3
August 1, 2010 to August 31, 2010	2,365	$24.85	-	$250.3
September 1, 2010 to September 30, 2010	-	$-	-	$250.3

Total	2,895,671		2,882,875

(1)	In October 2007, our Board of Directors (our “Board”) approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. In each of October 2009, May 2010, and July 2010, our Board increased the amount authorized under the program by $250 million. Our stock repurchase program does not have an expiration date. As of October 27, 2010, $250.3 million remained available for share repurchases under the share repurchase program approved by our Board of Directors.

The share repurchases disclosed in the table above were made under our stock repurchase program, except for 12,796 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock. See “Liquidity and Capital Resources – Capital Allocation – Share Repurchases” in Part I, Item 2 of this report for additional information regarding share repurchases.

ITEM  5. OTHER INFORMATION

On October 26, 2010, the Board of Directors of AutoNation, Inc. (the “Company”) approved an amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (the “2007 Plan”). Prior to the adoption of the amendment, the 2007 Plan provided for (1) an initial automatic grant (the “Initial Grant”) of an option to purchase 50,000 shares of the Company’s common stock to each individual who is initially elected or appointed as a non-employee director of the Company and (2) an annual automatic grant (the “Annual Grant”) of an option to purchase 20,000 shares of the Company’s common stock to each non-employee director of the Company. The amendment, among other things, (1) eliminates the Initial Grant and (2) replaces the Annual Grant with automatic quarterly grants, so that, commencing on the first trading day of March 2011, each non-employee director will receive an automatic grant of an option to purchase 5,000 shares of the Company’s common stock on the first trading day of each March, June, September, and December while the 2007 Plan is in effect in lieu of the annual stock option award.

A copy of the amendment to the 2007 Plan is filed as Exhibit 10.4 to this report and incorporated herein by reference.

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

Exhibit No.	Description

10.1*	Employment Agreement, dated as of July 20, 2010, by and between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on July 22, 2010)

10.2*	Employment Agreement, dated as of July 20, 2010, by and between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 to our Quarterly Report on
Form 10-Q filed on July 22, 2010)

10.3	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2010).

10.4*	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date: October 28, 2010	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller

(Duly Authorized Officer and
Principal Accounting Officer)