Form 10-K
period 2010-12-31
AUTONATION, INC.
filed 2011-02-15
CIK 350698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of June 30, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $841 million based on the closing price of the common stock on the New York Stock Exchange on such date.

As of February 8, 2011, the registrant had 149,075,943 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

PART I

ITEM 1.  BUSINESS

General

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2010, we owned and operated 242 new vehicle franchises from 206 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe are some of the most recognizable and well-known in our key markets, sell 31 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 93% of the new vehicles that we sold in 2010, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.

We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), which includes the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle sales, used vehicle sales, parts and service, and finance and insurance in 2010.

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

Operating Segments

As of December 31, 2010, we had three operating segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2010, Domestic revenue represented 33% of total revenue, Import revenue represented 38% of total revenue, and Premium Luxury revenue represented 28% of total revenue. For additional financial information regarding our three operating segments, please refer to Note 20 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

Business Strategy

We seek to be the best-run, most profitable automotive retailer in the nation. The foundation of our business model is operational excellence, with a focus on developing and maintaining satisfied relationships with our customers. In order to achieve and sustain operational excellence, we are pursuing the following strategies:

•	Create an industry-leading automotive retail consumer experience

•	Leverage our significant scale and cost structure to improve our operating efficiency

•	Leverage information technology to enhance customer relationships and improve productivity

•	Build powerful local brands while also building consumer awareness of the AutoNation brand

We have a well-diversified brand portfolio. In 2010, approximately 42% of our new vehicle revenue was generated by Import franchises, approximately 27% by Premium Luxury franchises, and approximately 31% was generated by Domestic franchises. While we will continue to look for acquisition and new store opportunities that meet our market and brand criteria and return on investment threshold, we do not expect significant shifts in our overall store mix in 2011.

A key component of our long-term strategy is to maximize the return on investment generated by the use of cash flow that our business generates, while maintaining a strong balance sheet. We expect to use our cash flow to make capital investments in our business, to complete dealership acquisitions, and to repurchase our common stock and/or debt. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation strategy, please refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10-K.

Finally, we believe that our business benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic trends as compared to new vehicle sales.

Create an Industry-Leading Automotive Retail Consumer Experience

One of our goals is to provide an industry-leading retail consumer experience at our stores in order to build customer loyalty to our brand. The following practices and initiatives support an enhanced customer retail experience:

•

Improving Customer Service: The success of our stores depends in significant part on our ability to deliver positive experiences to our customers, which generate recurring and referral business. We have developed and implemented standardized, customer-friendly sales and service processes, including a customer-friendly sales menu designed to provide clear disclosure of purchase or lease transaction terms. We also offer our customers a limited-mileage, money-back guarantee on both our new and used vehicles as an indication of our commitment to their satisfaction. We believe these policies improve the sales and service experiences of our customers. We emphasize the importance of customer satisfaction to our key store personnel by basing a portion of their compensation on the quality of customer service they provide in connection with vehicle sales and service.

•

Increasing Parts and Service Sales: One of our goals is to have our customers bring their vehicles to our dealerships for all of their vehicle service, maintenance, and collision needs. Our key initiatives for our parts and service business are focused on optimizing our processes, pricing, and promotion, thus improving customer retention. Across all of our stores, we have implemented standardized service processes and marketing communications, which offer the complete range of vehicle maintenance and repair services and are focused on increasing our customer-pay service, collision, and parts business. As a result of our significant scale, we can communicate effectively with our customers. We optimize our pricing to maintain a competitive offering for commonly-performed vehicle services and repairs for like-brand vehicles within each of our markets.

•

Increasing Finance, Insurance, and Other Aftermarket Product Sales: We continue to improve our finance and insurance business by using our standardized processes across our store network. One of our goals is to improve customer retention after the sale of the vehicle through our finance and insurance products. Our customers are presented with the “AutoNation Pledge,” which provides clear disclosure relating to the finance and insurance sales process, and with a customer-friendly finance and insurance menu, which is designed to ensure that we offer our customers the complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We offer our customers aftermarket products such as extended service contracts, maintenance programs, theft deterrent systems, and various insurance products. We continue to focus on optimizing the mix of financing sources available to promote vehicle sales and improve the customer experience.

Leverage Our Significant Scale and Cost Structure to Improve our Operating Efficiency

We leverage our scale as the largest automotive retailer in the United States to drive significant cost savings in our business. The following practices and initiatives reflect our commitment to leveraging our scale and managing cost:

•

Managing New Vehicle Inventories: We manage our new vehicle inventories to optimize our stores’ supply and mix of vehicle inventory. Through the use of our planning and tracking systems in markets where our stores have critical mass in a particular brand, we view new vehicle inventories at those same brand stores in the aggregate and coordinate vehicle ordering and inventories across those stores. We manage our new vehicle inventory to achieve specific days supply targets in order to support sales volumes. We also target our new vehicle inventory purchasing to our core, or highest-volume, model packages. We are focused on maintaining appropriate inventory levels in order to minimize carrying costs. We believe our inventory management enables us to (1) respond to customer requests better than independent retailers, (2) minimize carrying costs by maintaining lower days supply, and (3) better plan and forecast inventory levels. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.

•

Increasing Used Vehicle Sales and Managing Used Vehicle Inventories: Each of our stores offers a variety of used vehicles. As the largest retailer of new vehicles, we believe that we have superior access to desirable used vehicle inventory. We are also able to realize the benefits of vehicle manufacturer-supported certified used vehicle programs, which are typically more profitable than our non-certified used vehicle sales. Our used vehicle business strategy is focused on (1) utilizing our web-based vehicle inventory management system to optimize our supply, mix, and pricing, (2) leveraging our used vehicle inventory to offer our customers a wide selection of desirable lower-cost vehicles, which are often in high demand by consumers, (3) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller retailers because of our size, and (4) managing inventory through centralized on-line purchasing for select regions. We have deployed used vehicle specialists in each of our key markets to assist us in executing our strategy.

•

Centralizing Dealership Back-Office Operations in Our Shared Service Center: We have centralized key store-level accounting and administrative activities in our Shared Service Center located in Irving, Texas. By removing these functions from the dealerships, we have improved financial controls and lowered servicing costs. We also believe that the standardization of these processes across our stores improves the customer experience.

•

Increasing Employee Productivity: Our compensation and employee training programs drive productivity through standardized operating practices. Our standardized compensation guidelines and common element pay plans at our stores take into account our sales volume, customer satisfaction, gross margin objectives, vehicle brand, and store size. Our goals related to compensation are to improve employee productivity, to reward and retain high-performing employees, and to ensure appropriate variability of our compensation expense. Further, our customized comprehensive training program for key store employees facilitates standardized operating practices and policies across all of our stores. Our training program educates our key store employees about their respective job roles and responsibilities, applicable laws and regulations, and our standardized processes in all of our areas of operation, including sales, finance and insurance, and parts and service. We also require all of our employees, from our senior management to our technicians, to participate in our Business Ethics Program. In addition, we run the AutoNation General Manager University to prepare our future general manager prospects to become well-rounded successful leaders of our stores. We expect our comprehensive training program to improve our productivity by ensuring that all of our employees consistently execute our business strategy and manage our daily operations in accordance with our common processes and policies, applicable laws and regulations, and our high standards of business ethics.

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

Leverage Information Technology to Enhance Customer Relationships and Improve Productivity

We use a web-based customer relationship management tool across all of our stores, which enables us to promote and sell our vehicles and other products more effectively by facilitating better understanding of our customer traffic flows and better management of our showroom sales processes and customer relationships. We have developed a company-wide customer database that contains information on our stores’ existing and potential customers. We believe our customer database enables us to implement more effectively our vehicle sales and service marketing programs. We expect our customer database and other tools to empower us to implement our customer relationship strategy more effectively and improve our productivity.

We also use the Internet to acquire and develop customer leads and referrals. Our website facilitates consumer research about vehicle purchases, including vehicle specifications and financing options. In addition, we are focused on connecting with our customers through social media websites, such as Facebook, Twitter, and YouTube. See “Sales and Marketing” below.

Build a Powerful Local Brand in Each of Our Markets While Also Building Consumer Awareness of the AutoNation Brand

In many of our key markets where we have significant presence, we are marketing our non-premium luxury stores under a local retail brand. We continue to position these local retail brands to communicate to customers the key features that we believe differentiate our stores in our branded markets from our competitors, such as the large inventory available for customers, our sales, service, and finance and insurance standardized processes, and the competitive pricing we offer for widely available services. We believe that this consolidated local market strategy enables us to achieve marketing and advertising cost savings and efficiencies that generally are not available to many of our local competitors. We also believe that we can create strong retail brand awareness in our markets.

Further, through our website, store signage, and media presence, we are creating consumer awareness of the AutoNation brand. Our goal is that our customers will increasingly associate their local dealership not only with the local-market brand, but also with the national AutoNation brand.

We have fifteen local brands in our key markets, including “Maroone” in South Florida; “GO” in Denver, Colorado; “AutoWay” in Tampa, Florida; “Bankston” in Dallas, Texas; “Courtesy” in Orlando, Florida; “Desert” in Las Vegas, Nevada; “Team” in Atlanta, Georgia; “Mike Shad” in Jacksonville, Florida; “Dobbs” in Memphis, Tennessee; “Fox” in Baltimore, Maryland; “Mullinax” in Cleveland, Ohio; “Appleway” in Spokane, Washington; “Champion” in South Texas; “Power” in Southern California and Arizona; and “AutoWest” in Northern California. The stores we operate under local retail brands as of December 31, 2010, accounted for approximately 70% of our total revenue during 2010.

Operations

As of December 31, 2010, we operated dealerships in the following states:

State	Number of Dealerships	Number of Franchises	% of Total Revenue (1)
Florida	55	56	27
California	34	41	20
Texas	33	41	19
Colorado	16	23	7
Arizona	12	14	5
Nevada	10	11	4
Georgia	9	10	3
Washington	12	19	3
Illinois	5	5	3
Tennessee	7	8	3
Ohio	4	4	2
Maryland	4	5	1
Minnesota	1	1	1
Virginia	2	2	1
Alabama	2	2	1

Total	206	242	100

(1)	Revenue by state includes non-dealership activities, such as collision centers, e-commerce activities, and an auction operation.

The following table sets forth information regarding new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2010:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned as of December 31, 2010
Domestic:
Ford, Lincoln-Mercury	$1,095.0	34,900	16.9	42
Chevrolet, Pontiac, Buick, Cadillac, GMC	812.2	24,230	11.7	44
Chrysler, Jeep, Dodge	165.3	5,187	2.6	21

Domestic Total	2,072.5	64,317	31.2	107

Import:
Honda	656.9	27,568	13.4	20
Toyota	1,016.0	40,378	19.6	18
Nissan	637.1	24,872	12.0	23
Other imports	456.1	14,762	7.1	35

Import Total	2,766.1	107,580	52.1	96

Premium Luxury:
Mercedes	907.8	16,307	7.9	15
BMW	508.0	9,771	4.7	11
Lexus	236.5	5,463	2.6	3
Other premium luxury (Land Rover, Porsche)	178.2	3,018	1.5	10

Premium Luxury Total	1,830.5	34,559	16.7	39

	$6,669.1	206,456	100.0	242

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

We offer a wide variety of automotive finance and insurance products to our customers. We arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, in exchange for a commission payable to us. Commissions that we receive may be subject to chargeback, in full or in part, if loans that we arrange default or are prepaid or upon other specified circumstances. However, our exposure to loss in connection with these financing arrangements generally is limited to the commissions that we receive. We do not directly finance our customers’ vehicle leases or purchases.

We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The vehicle protection products that our stores currently offer to customers are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements. Commissions that we receive from these third-party providers may be subject to chargebacks, in full or in part, if products that we sell, such as extended service contracts, are cancelled. See also “Critical Accounting Policies and Estimates – Chargeback Reserve” in Part II, Item 7 of this Form 10-K.

Our stores also provide a wide range of vehicle maintenance, repair, paint, and collision repair services, including warranty work that can be performed only at franchised dealerships and customer-pay service work.

Sales and Marketing

We retailed approximately 370,000 new and used vehicles through our stores in 2010. We sell a broad range of well-known vehicle brands within each of our markets.

We have been able to use our significant scale to market our stores and vehicle inventory via the Internet. We believe that the majority of new car buyers research new car information online, which is resulting in better-informed customers and a more efficient sales process. As part of our e-commerce marketing strategy, we are focused on (1) developing websites and an Internet sales process that appeal to online automobile shoppers, (2) obtaining high visibility on the Internet through search engines such as Google, through our own websites, through social media websites such as Facebook, and through strategic partnerships and alliances with e-commerce companies, and (3) developing and maintaining a cost structure that permits us to operate efficiently.

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

Agreements with Vehicle Manufacturers

Framework Agreements

We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described below, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction), which, if we do not satisfy, adversely impact our ability to make further acquisitions of such manufacturers’ stores or could result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits (nationally, regionally, and in local markets) on the number of stores that we may acquire of the particular manufacturer and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our Board of Directors during a specified time period, the acquisition of 20% or more of the voting stock of our Company by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity, or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all of our assets. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by such manufacturers in specified circumstances in the event of our default under certain of our debt agreements.

In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquire 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. Also a party to both the Honda and Toyota Agreements is ESL, our largest stockholder. As of February 8, 2011, ESL beneficially owned approximately 54% of the outstanding shares of our common stock.

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

Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between Toyota and the Company in the event that ESL acquires 50% or more of our common stock. ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate, or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record, and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within nine (9) months or its voting interest will be limited to 25%, and if ESL does not divest such shares within eighteen (18) months, it will lose all voting rights until it divests such shares. The terms and conditions of the Toyota Agreement will only apply at such time and for so long as ESL owns more than 50% of our common stock, and, pursuant to an extension of the original Toyota Agreement, will terminate on December 31, 2011 with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions, and Toyota may not unreasonably withhold or delay its consent thereto.

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

Regulations

We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising, and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination, and other employment practices laws. Furthermore, we expect that new laws and regulations, particularly at the federal level, may be enacted that could also affect our business. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K.

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

Competition

We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price, and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile store managerial experience and strong retail locations and facilities. According to CNW Marketing Research, Inc., the total number of U.S. franchised automotive dealerships was approximately 15,500 and 17,300 at the end of 2010 and 2009, respectively, and the total number of U.S. independent used vehicle dealers was approximately 37,700 and 36,400 at the end of 2010 and 2009, respectively. We face competition from (i) several public companies that operate numerous automotive retail stores on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores in our markets, and (iii) online marketplaces. We compete with dealers that sell the same brands of new vehicles that we sell, as well as those that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.

In general, the vehicle manufacturers have designated marketing and sales areas within which only one franchised dealer of a given vehicle brand may operate. Under most of our framework agreements with the vehicle manufacturers, our ability to acquire multiple dealers of a given brand within a particular market is limited. We are also restricted by various state franchise laws from relocating our stores or establishing new stores of a particular brand within any area that is served by another dealer of the same brand, and we generally need the manufacturer to approve the relocation or grant a new franchise in order to relocate or establish a store. However, to the extent that a market has multiple dealers of a particular brand, as most of our key markets do with respect to most vehicle brands we sell, we face significant intra-brand competition.

We also compete with independent automobile service shops and service center chains. We believe that the principal competitive factors in the parts and service business are price, location, the use of factory-approved replacement parts, expertise with the particular vehicle lines, and customer service. We also compete with a broad range of financial institutions in our finance and insurance business. We believe that the principal competitive factors in the finance and insurance business are product selection, convenience, price, contract terms, and the ability to finance vehicle protection and aftermarket products.

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

Employees

As of December 31, 2010, we employed approximately 19,000 full-time employees, approximately 160 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.

Seasonality

Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for vehicles and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. Accordingly, we expect our revenue and operating results generally to be lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, and actual or threatened severe weather events.

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

Executive Officers of AutoNation

The following sets forth certain information regarding our executive officers as of February 10, 2011. Amounts reported under “Number of Shares of Common Stock Beneficially Owned” include shares subject to stock options that become exercisable within 60 days of February 10, 2011 as well as shares of restricted stock.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry	Number of Shares of Common Stock Beneficially Owned

Mike Jackson	62	Chairman of the Board and Chief Executive Officer	11	40	817,205

Michael E. Maroone	57	Director, President and Chief Operating Officer	14	36	3,752,571

Michael J. Short	49	Executive Vice President and Chief Financial Officer	4	4	319,425

Jonathan P. Ferrando	45	Executive Vice President, General Counsel and Secretary	14	14	592,839

Kevin P. Westfall	55	Senior Vice President, Sales	13	33	121,240

Mike Jackson has served as our Chairman of the Board since January 2003, and as our Chief Executive Officer and Director since September 1999. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated eleven automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. In January 2011, Mr. Jackson was appointed to the Board of Directors of the Federal Reserve Bank of Atlanta’s Miami Branch.

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

Available Information

Our website is located at www.autonation.com, and our Investor Relations website is located at corp.autonation.com/investors. The information on or accessible through our websites is not incorporated by reference in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

ITEM 1A.  RISK FACTORS

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including statements regarding our expectations for the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:

The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, the level of personal discretionary spending, unemployment rates, the state of housing markets, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates can significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sport utility vehicles that historically have provided us with higher gross margins, are sensitive to fuel prices and the level of construction activity. In addition, volatility in fuel prices can cause rapid shifts in consumer preferences which are difficult to accommodate given the long-lead time of inventory acquisition. In 2010, new vehicle sales were impacted by unfavorable economic conditions in the United States, including low economic growth, high unemployment, tight credit conditions, and a decline in wealth resulting from depressed housing markets, and the annual rate of new vehicle sales remained at historically low levels. See the risk factor “Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions in the United States” below.

In 2010, 11.5 million new vehicles were sold in the United States. In comparison, 10.4 million new vehicles were sold in 2009, and 13.2 million in 2008. We expect that the U.S. automotive retail market will remain challenging in 2011. Our new vehicle sales may differ from industry sales due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions in the United States.

The unfavorable economic conditions that have affected the United States for the past few years, including low economic growth, high unemployment, tight credit conditions, and the decline in wealth resulting from depressed housing markets, have adversely impacted the automotive retail market. These conditions continued to adversely impact consumer demand and credit conditions for our customers in 2010.

We obtain a significant amount of financing for our customers through the captive finance companies of automotive manufacturers, which companies have been adversely impacted by the unfavorable economic conditions in the United States. These conditions have also adversely impacted other finance companies, including Ally Financial (formerly known as GMAC), which received extensive federal support and is now majority-owned by the U.S. Treasury. We also rely on the captive finance companies of automotive manufacturers for floorplan financing to purchase new vehicle inventory. Some of these captive finance companies have altered their floorplan financing programs to our detriment, providing additional restrictions on lending and increasing interest rates.

As a result of the unfavorable economic conditions, our new and used vehicle sales were adversely impacted. To the extent that these conditions continue, our new and used vehicle sales will continue to be adversely impacted. In addition, any inability to obtain floorplan financing on customary terms, or the termination of any of our floorplan financing programs, in which case we could be required to repay any related floorplan financing on demand, could materially adversely affect our results of operations, financial condition, and cash flows.

Our debt agreements contain certain financial ratios and other restrictions on our ability to conduct our business, and our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations.

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

As of December 31, 2010, we had approximately $1.3 billion of total indebtedness (including amounts outstanding under our mortgage facility and capital leases but excluding floorplan financing), and our subsidiaries also had $1.9 billion of floorplan financing. Our substantial indebtedness could have important consequences. For example:

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

•	Covenants relating to our indebtedness may limit our ability to obtain financing for working capital, capital expenditures, acquisitions, and other general corporate activities;

•	Covenants relating to our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	We may be more vulnerable to the impact of economic downturns and adverse developments in our business;

•	We may be placed at a competitive disadvantage against any less leveraged competitors;

•	Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise; and

•	Future share repurchases may be limited by the maximum leverage ratio described above.

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

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, or other adverse events.

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

The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler. These manufacturers have been adversely impacted by the unfavorable economic conditions in the United States and elsewhere. In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In connection with the Chrysler bankruptcy, franchise agreements relating to seven of our Chrysler dealerships were terminated (one of which was subsequently reinstated). In connection with the General Motors bankruptcy, we entered into wind-down agreements pursuant to which we agreed to close four of our General Motors dealerships and participation agreements under which our remaining General Motors dealerships will continue to operate.

Our business could be materially adversely impacted by another bankruptcy of a major vehicle manufacturer or related lender. For example, (i) a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) consumer demand for such manufacturer’s products could be materially adversely affected, (iii) a lender in bankruptcy could attempt to terminate our floorplan financing and demand repayment of any amounts outstanding, (iv) we may be unable to arrange financing for our customers for their vehicle purchases and leases through such lender, in which case we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all, (v) we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy, and (vi) such manufacturer may be relieved of its indemnification obligations with respect to product liability claims. Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations, financial condition, and our ability to remain in compliance with the financial ratios contained in our debt agreements. Tens of billions of dollars of U.S. government support were provided to Chrysler, General Motors, and Ally Financial (formerly known as GMAC), and we believe that this support mitigated the potential adverse impacts to us resulting from the Chrysler and General Motors bankruptcies. There can be no assurance that U.S. government support will be provided to the same extent or at all in the event of another bankruptcy of a major vehicle manufacturer or related lender. As a result, the potential adverse impact on our financial condition and results of operations could be relatively worse in a manufacturer or related lender bankruptcy which is not financially supported by the U.S. government.

Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

Goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. See “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in Part II, Item 7 of this Form 10-K for additional information regarding our impairment testing. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. During 2008, we recorded non-cash impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. We may be required to incur additional impairment charges in the future. Additional impairment losses could have a material adverse impact on our results of operations and shareholders’ equity.

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

In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by that manufacturer in specified circumstances in the event of our default under certain of our debt agreements.

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

Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. The labor policy of the current administration could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our store operations, and reduce our profitability. In addition, a recently enacted federal law that enables dealers to seek reinstatement through arbitration of automotive franchises that were terminated in connection with the Chrysler and General Motors bankruptcies could adversely impact us by increasing our competition and causing Chrysler and General Motors to be less efficient.

We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facilities, and term loan facilities that could have a material adverse effect on our profitability.

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

As of February 8, 2011, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 54% of the outstanding shares of our common stock. As a result, ESL has the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. In addition, William C. Crowley, the President and Chief Operating Officer of ESL, is one of our directors. ESL, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.

As of February 8, 2011, Cascade Investment, L.L.C. (“Cascade”), which is solely owned by William H. Gates III, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which William H. Gates III is a co-trustee, on a combined basis own approximately 16% of the outstanding shares of our common stock. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, is one of our directors. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.

In the future, ESL, Cascade, or the Trust may acquire or sell shares of our common stock and thereby increase or decrease their ownership stake in us.

In January 2009, our Board of Directors authorized and approved letter agreements (the “Letter Agreements”) with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. Certain of those Letter Agreements also contain governance-related and other provisions. On May 20, 2010, we filed a Current Report on Form 8-K (the “May 20, 2010 8-K”) to disclose that ESL became the beneficial owner of more than 50% of the outstanding shares of our common stock. The May 20, 2010 8-K also discusses the Letter Agreements in further detail.

In the aggregate, ESL, Cascade, the Trust, our executive officers, and our directors own approximately 72% of our outstanding shares as of February 8, 2011. Future share repurchases by the Company, together with any future share purchases by our affiliates, will further reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, lead to increased volatility in the trading price of our common stock, or adversely impact the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2020. As of February 2011, we also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 15 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

	High	Low
2010
Fourth Quarter	$28.50	$22.22
Third Quarter	$25.05	$18.08
Second Quarter	$21.96	$17.99
First Quarter	$20.87	$17.18
2009
Fourth Quarter	$21.60	$16.68
Third Quarter	$21.33	$16.07
Second Quarter	$18.92	$13.40
First Quarter	$14.63	$7.62

As of February 8, 2011, there were approximately 2,130 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2010 – October 31, 2010	296,300	$22.94	296,300	$243.5

November 1, 2010 – November 30, 2010	437,929	$23.70	434,800	$233.2

December 1, 2010 – December 31, 2010	-	-	-	$233.2

Total for three months ended December 31, 2010	734,229		731,100

Total for twelve months ended December 31, 2010	26,620,982		26,584,368

(1)

On October 23, 2007, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. In each of October 2009, May 2010, and July 2010, our Board increased the amount authorized under the program by $250 million. Our stock repurchase program does not have an expiration date. In 2010, all of our shares were repurchased under our stock repurchase program, except for 36,614 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (8,224 shares in the first quarter of 2010, 12,465 shares in the second quarter of 2010, 12,796 shares in the third quarter of 2010, and 3,129 shares in the fourth quarter 2010).

Stock Performance Graph

The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2005 through December 31, 2010 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2005 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.

	12/05	12/06	12/07	12/08	12/09	12/10
AutoNation Inc.	100.00	98.11	72.07	45.47	88.13	129.77
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Public Auto Retail Peer Group	100.00	157.31	108.58	42.05	114.70	151.50

ITEM 6.  SELECTED FINANCIAL DATA

You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
(In millions, except per share data and unit sales)

Consolidated Statements of Operations Data:
Revenue	$12,461.0	$10,666.0	$13,238.7	$16,190.8	$16,893.3
Operating income (loss) less floorplan interest expense (1)	$454.1	$372.3	$(1,360.9)	$563.0	$629.4
Income (loss) from continuing operations before income taxes (2)	$381.3	$349.2	$(1,401.5)	$450.8	$517.1
Net income (loss) (2)	$226.6	$198.0	$(1,243.1)	$278.7	$316.9
Basic earnings (loss) per share:
Continuing operations	$1.50	$1.32	$(6.82)	$1.43	$1.40
Discontinued operations (2)	$(0.06)	$(0.20)	$(0.17)	$(0.02)	$-
Net income (loss)	$1.44	$1.12	$(6.99)	$1.41	$1.41
Weighted average common shares outstanding	156.9	176.5	177.8	198.3	225.2

Diluted earnings (loss) per share:
Continuing operations	$1.48	$1.31	$(6.82)	$1.41	$1.38
Discontinued operations (2)	$(0.05)	$(0.20)	$(0.17)	$(0.02)	$-
Net income (loss)	$1.43	$1.12	$(6.99)	$1.39	$1.38
Weighted average common shares outstanding	158.6	177.3	177.8	200.0	229.3

Common shares outstanding, net of treasury stock	148.4	171.7	176.9	180.4	206.8

Consolidated Balance Sheets Data:
Total assets	$5,974.2	$5,407.3	$6,014.1	$8,479.6	$8,601.4
Long-term debt, net of current maturities	$1,340.6	$1,105.0	$1,225.6	$1,751.9	$1,557.9
Shareholders’ equity	$2,078.9	$2,303.2	$2,198.1	$3,473.5	$3,712.7

Retail vehicle unit sales (continuing operations):
New vehicle	206,456	182,160	241,625	303,007	330,630
Used vehicle	160,126	133,990	166,897	185,255	194,838

Total	366,582	316,150	408,522	488,262	525,468

(1)

Management uses operating income (loss) less floorplan interest expense, which is calculated by subtracting floorplan interest expense from operating income (loss), as a key measure of profitability. This non-GAAP financial measure should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP. Operating income (loss) and floorplan interest expense are each presented on our Consolidated Statements of Operations.

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

See the Notes to Consolidated Financial Statements for discussion of Shareholders’ Equity (Note 9), Income Taxes (Note 11), Earnings (Loss) Per Share (Note 12), Discontinued Operations (Note 13), and Acquisitions (Note 14), and the effect on comparability of year-to-year data. See Part II, Item 5 of this Form 10-K for a discussion of our dividend policy.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2010, we owned and operated 242 new vehicle franchises from 206 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 31 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 93% of the new vehicles that we sold in 2010, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.

We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), which includes the arranging of financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, implementing standardized processes, and increasing productivity across all of our stores.

As of December 31, 2010, we had three operating segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

For the year ended December 31, 2010, new vehicle sales accounted for approximately 54% of our total revenue, but approximately 21% of our total gross profit. Used vehicle sales accounted for approximately 25% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of total revenue, contributed approximately 65% of our gross profit.

Results of Operations

We had net income from continuing operations of $235.3 million and diluted earnings per share of $1.48 in 2010, as compared to net income from continuing operations of $233.1 million and diluted earnings per share of $1.31 in 2009, and a net loss from continuing operations of $1.21 billion and a diluted loss per share of $6.82 in 2008.

The 2010 results were adversely impacted by a loss on debt extinguishment, including debt refinancing costs and the write-off of previously deferred debt issuance costs, of $19.6 million ($12.1 million after-tax).

The 2009 results were impacted by a favorable tax adjustment of approximately $12.7 million, a net gain on asset sales and dispositions of $16.8 million ($10.4 million after-tax), and a gain on senior note repurchases of $13.0 million ($8.1 million after-tax). See Notes 7 and 11 of the Notes to Consolidated Financial Statements for additional information. Our results of operations for 2009 were also favorably impacted by the Consumer Assistance to Recycle and Save Act of 2009, commonly referred to as “cash for clunkers,” that officially began in July 2009 and ended in August 2009. Cash for clunkers stimulated consumer demand for new vehicles, and we sold approximately 12,500 new vehicles under the program.

The 2008 results were impacted by a non-cash goodwill impairment charge of $1.61 billion ($1.37 billion after-tax), non-cash franchise impairments of $127.4 million ($79.1 million after-tax), a favorable tax adjustment of approximately $35 million, and a gain on senior note repurchases of $51.3 million ($31.5 million after-tax).

Market Conditions

While unemployment in the United States remains high, housing markets remain depressed, and the SAAR remains at historically low levels, we saw an improving automotive retail market during 2010 and expect continued improvement over the next several years. Full-year U.S. industry new vehicle sales were 11.5 million in 2010, as compared to 10.4 million in 2009 and 13.2 million in 2008. We currently anticipate full-year industry new vehicle sales will increase to approximately 12.8 million units in 2011. However, actual sales may materially differ.

While we believe that new vehicle sales will gradually improve in 2011 and over the next several years, we also believe that the automotive retail market will remain challenging and that the annual rate of new vehicle sales will remain depressed by historical standards in 2011. In addition, we expect that the decline in new vehicle sales over the past few years, which has led to a decline in the number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

Debt Refinancing

Please refer to “Liquidity and Capital Resources – Debt Refinancing” below for a discussion of certain refinancing transactions that we completed during the second quarter of 2010.

Inventory Management

Our new and used vehicle inventories are stated at the lower of cost or market in our Consolidated Balance Sheets.

We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 48,499 units in new vehicle inventory at December 31, 2010, and 35,680 units at December 31, 2009. We continue to monitor our new vehicle inventory levels closely based on current economic conditions and will adjust them as appropriate.

In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.4 million at December 31, 2010, and $0.7 million at December 31, 2009.

Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.4 million at December 31, 2010, and $4.4 million at December 31, 2009.

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

We completed our annual test for impairment of goodwill on April 30, 2010, and no goodwill impairment charges resulted from the required impairment test. The goodwill impairment analysis is dependent on many variables used to determine the fair value of our reporting units.

As discussed in Note 5 of the Notes to Consolidated Financial Statements, we estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe this reconciliation process is consistent with a market participant perspective. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

The test for goodwill impairment is a two-step approach. A first step failure would have required us to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a non-cash goodwill impairment charge. As of December 31, 2010, we have $156.1 million of goodwill related to the Domestic reporting unit, $516.7 million related to the Import reporting unit, and $469.3 million related to the Premium Luxury reporting unit. A significant change in the assumptions used to estimate fair value could result in a material impairment charge to the goodwill associated with our reporting units.

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

Using the impairment evaluation methodologies described above, we recorded $0.6 million during 2010 of non-cash impairment charges related to our property and equipment held and used in continuing operations to reduce the value of these assets to fair market value. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Operations.

When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. We measure each long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell and recognize a loss for any initial adjustment of the long-lived asset’s or disposal group’s carrying amount to fair value less cost to sell in the period the “held for sale” criteria are met. We periodically evaluate the carrying value of assets held for sale to determine if, based on market conditions, the values of these assets should be adjusted. Any subsequent change in the fair value less cost to sell (increase or decrease) of each asset held for sale is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for our long-lived assets held for sale were based on Level 3 inputs obtained from third-party real estate valuation sources.

As of December 31, 2010, we had assets held for sale of $62.5 million in continuing operations and $53.8 million in discontinued operations. During 2010, we recorded net impairment charges of $2.5 million associated with assets held for sale in continuing operations, which is included in Other Expenses (Income), Net in the Consolidated Statements of Operations, and $3.4 million associated with assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in the Consolidated Statements of Operations.

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

Chargeback Reserve

Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts sold, and (iii) insurance and other products sold. We primarily sell these products on a straight commission basis; however we also participate in future underwriting profit on certain extended service contracts pursuant to retrospective commission arrangements, which are recognized as earned.

We may be charged back for commissions related to financing, insurance, or vehicle protection products in the event of early termination of the contracts by customers (“chargebacks”). These commissions are recorded at the time of the sale of the vehicles, net of an estimated liability for chargebacks.

We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience, based primarily on cancellation data we receive from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $42.5 million at December 31, 2010, and $48.7 million at December 31, 2009.

Chargebacks are influenced by increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in a change in our estimated liability for chargebacks. The decline in our liability for chargebacks is largely attributable to lower volume of vehicle sales in recent years, partially offset by an increase in customer cancellations of finance and insurance products. A 10% change in our estimated chargebacks would have changed our estimated liability for chargebacks at December 31, 2010, by approximately $4.3 million.

See “Finance and Insurance” below and Note 19 of the Notes to Consolidated Finance Statements for further information regarding chargeback liabilities.

Self Insurance Reserves

Under our self insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. Our results could be materially impacted by claims and other expenses related to our self insurance programs if future occurrences and claims differ from these assumptions and historical trends. Self insurance reserves totaled $64.0 million at December 31, 2010, and $70.7 million at December 31, 2009. A 10% change in the volume of claims would have changed our estimated liability at December 31, 2010, by approximately $6.4 million. We believe our actual loss experience has not been materially different from our recorded estimates.

Revenue Recognition

Revenue consists of the sales of new and used vehicles, sales of parts and services, commissions from finance and insurance products, and sales of other products. We recognize revenue in the period in which products are sold or services are provided. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered, and payment has been received or financing has been arranged. Rebates, holdbacks, floorplan assistance, and certain other incentives received from manufacturers are recorded as a reduction of the cost of the vehicle and recognized into income upon the sale of the vehicle or when earned under a specific manufacturer program, whichever is later. See Note 1 of the Notes to Consolidated Financial Statements for further information regarding revenue recognition.

Income Taxes

Estimates and judgments are used in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We regularly evaluate the recoverability of our deferred tax assets and provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. Valuation allowances are based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and the implementation of tax-planning strategies. We adjust the valuation allowance in the period we determine it is more likely than not that deferred tax assets will or will not be realized. If a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would be adjusted in the period when the change in circumstances occurs.

Accounting for our income taxes also requires significant judgment in the evaluation of our uncertain tax positions and in the calculation of our provision for income taxes. Accounting standards related to accounting for uncertainty in income taxes prescribe a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

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

Other

Additionally, significant estimates have been made by us in the accompanying Consolidated Financial Statements including allowances for doubtful accounts, accruals related to certain legal proceedings, estimated losses from disposals of discontinued operations, and certain assumptions related to determining stock-based compensation.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2010 vs. 2009			2009 vs. 2008
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$6,669.1	$5,674.6	$994.5	17.5	$7,339.4	$(1,664.8)	(22.7)
Used vehicle	3,116.1	2,485.9	630.2	25.4	3,111.7	(625.8)	(20.1)
Parts and service	2,209.1	2,109.8	99.3	4.7	2,271.1	(161.3)	(7.1)
Finance and insurance, net	418.9	348.6	70.3	20.2	455.7	(107.1)	(23.5)
Other	47.8	47.1	0.7		60.8	(13.7)

Total revenue	$12,461.0	$10,666.0	$1,795.0	16.8	$13,238.7	$(2,572.7)	(19.4)

Gross profit:
New vehicle	$451.2	$384.0	$67.2	17.5	$485.1	$(101.1)	(20.8)
Used vehicle	266.7	228.7	38.0	16.6	261.0	(32.3)	(12.4)
Parts and service	963.2	922.2	41.0	4.4	989.3	(67.1)	(6.8)
Finance and insurance	418.9	348.6	70.3	20.2	455.7	(107.1)	(23.5)
Other	27.5	26.3	1.2		33.9	(7.6)

Total gross profit	2,127.5	1,909.8	217.7	11.4	2,225.0	(315.2)	(14.2)

Selling, general, and administrative expenses	1,552.1	1,446.9	(105.2)	(7.3)	1,675.1	228.2	13.6
Depreciation and amortization	76.8	76.7	(0.1)		84.0	7.3
Goodwill impairment	-	-	-		1,610.0	1,610.0
Franchise rights impairment	-	1.5	1.5		127.4	125.9
Other expenses (income), net	2.0	(23.3)	(25.3)		9.6	32.9

Operating income (loss)	496.6	408.0	88.6	21.7	(1,281.1)	1,689.1	NM

Floorplan interest expense	(42.5)	(35.7)	(6.8)		(79.8)	44.1
Other interest expense	(56.1)	(42.6)	(13.5)		(89.4)	46.8
Loss on debt extinguishment	(19.6)	-	(19.6)		-	-
Gain on senior note repurchases	-	13.0	(13.0)		51.3	(38.3)
Interest income	1.4	1.1	0.3		2.2	(1.1)
Other gains (losses), net	1.5	5.4	(3.9)		(4.7)	10.1

Income (loss) from continuing operations before income taxes	$381.3	$349.2	$32.1	9.2	$(1,401.5)	$1,750.7	NM

Retail vehicle unit sales:
New vehicle	206,456	182,160	24,296	13.3	241,625	(59,465)	(24.6)
Used vehicle	160,126	133,990	26,136	19.5	166,897	(32,907)	(19.7)

	366,582	316,150	50,432	16.0	408,522	(92,372)	(22.6)

Revenue per vehicle retailed:
New vehicle	$32,303	$31,152	$1,151	3.7	$30,375	$777	2.6
Used vehicle	$17,266	$16,303	$963	5.9	$15,705	$598	3.8

Gross profit per vehicle retailed:
New vehicle	$2,185	$2,108	$77	3.7	$2,008	$100	5.0
Used vehicle	$1,612	$1,670	$(58)	(3.5)	$1,606	$64	4.0
Finance and insurance	$1,143	$1,103	$40	3.6	$1,115	$(12)	(1.1)

NM = Not Meaningful

	Years Ended December 31,
	2010 (%)	2009 (%)	2008 (%)
Revenue mix percentages:
New vehicle	53.5	53.2	55.4
Used vehicle	25.0	23.3	23.5
Parts and service	17.7	19.8	17.2
Finance and insurance, net	3.4	3.3	3.4
Other	0.4	0.4	0.5

Total	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	21.2	20.1	21.8
Used vehicle	12.5	12.0	11.7
Parts and service	45.3	48.3	44.5
Finance and insurance	19.7	18.3	20.5
Other	1.3	1.3	1.5

Total	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.8	6.8	6.6
Used vehicle-retail	9.3	10.2	10.2
Parts and service	43.6	43.7	43.6
Total	17.1	17.9	16.8
Selling, general and administrative expenses	12.5	13.6	12.7
Operating income	4.0	3.8	NM

Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	73.0	75.8	75.3
Operating income	23.3	21.4	NM

NM = Not Meaningful
	December 31,
	2010	2009
Days supply:
New vehicle (industry standard of selling days, including fleet)	63 days	55 days
Used vehicle (trailing 31 days)	42 days	41 days

The following table details net new vehicle inventory carrying benefit (cost), consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
Floorplan assistance	$55.6	$47.4	$8.2	$64.6	$(17.2)
Floorplan interest expense (new vehicles)	(40.2)	(33.5)	(6.7)	(76.2)	42.7

Net new vehicle inventory carrying benefit (cost)	$15.4	$13.9	$1.5	$(11.6)	$25.5

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us. For example, the results for a dealership acquired in February 2009 would be included only in our same store comparison of 2010 to 2009, not in our same store comparison of 2009 to 2008. Results for a dealership that we classified as a discontinued operation in October 2010 would be removed entirely from our same store comparison of 2010 to 2009. Therefore, the amounts presented in the year 2009 column that is being compared to the 2010 column may differ from the amounts presented in the year 2009 column that is being compared to the year 2008 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$6,587.4	$5,665.2	$922.2	16.3	$5,678.9	$7,353.8	$(1,674.9)	(22.8)
Used vehicle	3,069.5	2,476.2	593.3	24.0	2,488.8	3,103.8	(615.0)	(19.8)
Parts and service	2,173.4	2,105.2	68.2	3.2	2,126.4	2,266.0	(139.6)	(6.2)
Finance and insurance, net	414.3	348.0	66.3	19.1	349.7	456.4	(106.7)	(23.4)
Other	46.8	45.6	1.2		45.4	57.6	(12.2)

Total revenue	$12,291.4	$10,640.2	$1,651.2	15.5	$10,689.2	$13,237.6	$(2,548.4)	(19.3)

Gross profit:
New vehicle	$445.3	$384.0	$61.3	16.0	$384.5	$486.4	$(101.9)	(20.9)
Used vehicle	263.5	227.4	36.1	15.9	228.0	259.7	(31.7)	(12.2)
Parts and service	947.6	920.7	26.9	2.9	930.0	990.9	(60.9)	(6.1)
Finance and insurance	414.3	348.0	66.3	19.1	349.7	456.4	(106.7)	(23.4)
Other	27.1	26.0	1.1		26.1	33.8	(7.7)

Total gross profit	$2,097.8	$1,906.1	$191.7	10.1	$1,918.3	$2,227.2	$(308.9)	(13.9)

Retail vehicle unit sales:
New vehicle	203,463	181,855	21,608	11.9	182,635	242,384	(59,749)	(24.7)
Used vehicle	158,150	133,421	24,729	18.5	134,422	166,380	(31,958)	(19.2)

Total	361,613	315,276	46,337	14.7	317,057	408,764	(91,707)	(22.4)

Revenue per vehicle retailed:
New vehicle	$32,376	$31,152	$1,224	3.9	$31,094	$30,339	$755	2.5
Used vehicle	$17,272	$16,315	$957	5.9	$16,282	$15,726	$556	3.5
Gross profit per vehicle retailed:
New vehicle	$2,189	$2,112	$77	3.6	$2,105	$2,007	$98	4.9
Used vehicle	$1,613	$1,667	$(54)	(3.2)	$1,660	$1,600	$60	3.8
Finance and insurance	$1,146	$1,104	$42	3.8	$1,103	$1,117	$(14)	(1.3)

	Years Ended December 31,		Years Ended December 31,
	2010 (%)	2009 (%)	2009 (%)	2008 (%)
Revenue mix percentages:
New vehicle	53.6	53.2	53.1	55.6
Used vehicle	25.0	23.3	23.3	23.4
Parts and service	17.7	19.8	19.9	17.1
Finance and insurance, net	3.4	3.3	3.3	3.4
Other	0.3	0.4	0.4	0.5

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	21.2	20.1	20.0	21.8
Used vehicle	12.6	11.9	11.9	11.7
Parts and service	45.2	48.3	48.5	44.5
Finance and insurance	19.7	18.3	18.2	20.5
Other	1.3	1.4	1.4	1.5

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.8	6.8	6.8	6.6
Used vehicle-retail	9.3	10.2	10.2	10.2
Parts and service	43.6	43.7	43.7	43.7
Total	17.1	17.9	17.9	16.8

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2010	2009	2010 vs. 2009		2008	2009 vs. 2008
			Variance Favorable / (Unfavorable)	% Variance		Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$6,669.1	$5,674.6	$994.5	17.5	$7,339.4	$(1,664.8)	(22.7)
Gross profit	$451.2	$384.0	$67.2	17.5	$485.1	$(101.1)	(20.8)
Retail vehicle unit sales	206,456	182,160	24,296	13.3	241,625	(59,465)	(24.6)
Revenue per vehicle retailed	$32,303	$31,152	$1,151	3.7	$30,375	$777	2.6
Gross profit per vehicle retailed	$2,185	$2,108	$77	3.7	$2,008	$100	5.0
Gross profit as a percentage of revenue	6.8%	6.8%			6.6%
Days supply (industry standard of selling days, including fleet)	63 days	55 days

	Years Ended December 31,
	2010	2009	2010 vs. 2009		2009	2008	2009 vs. 2008
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$6,587.4	$5,665.2	$922.2	16.3	$5,678.9	$7,353.8	$(1,674.9)	(22.8)
Gross profit	$445.3	$384.0	$61.3	16.0	$384.5	$486.4	$(101.9)	(20.9)
Retail vehicle unit sales	203,463	181,855	21,608	11.9	182,635	242,384	(59,749)	(24.7)
Revenue per vehicle retailed	$32,376	$31,152	$1,224	3.9	$31,094	$30,339	$755	2.5
Gross profit per vehicle retailed	$2,189	$2,112	$77	3.6	$2,105	$2,007	$98	4.9
Gross profit as a percentage of revenue	6.8%	6.8%			6.8%	6.6%

2010 compared to 2009

Same store new vehicle revenue increased during 2010, as compared to 2009, primarily as a result of an increase in same store unit volume and an increase in same store revenue per new vehicle retailed. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, the reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence.

Same store revenue per new vehicle retailed benefited from an increase in the average selling prices for new vehicles in all three segments – Domestic, Import, and Premium Luxury – primarily due to improved market conditions. Same store revenue per new vehicle retailed also benefited from a shift in mix toward large vehicles, which have relatively higher average selling prices.

Same store gross profit per new vehicle retailed increased during 2010, as compared to 2009, due in part to a recovery in margins for both small and large vehicles in all three segments as a result of improved market conditions. Additionally, we achieved certain manufacturer incentive program goals during the fourth quarter of 2010. As a result, we were able to recognize certain performance-based manufacturer incentives, primarily related to premium luxury vehicles previously sold, which favorably impacted gross profit by $13.1 million and operating income by $11.8 million. We expect to recognize approximately $9 million of additional amounts in operating income related to these incentives over the next two quarters.

2009 compared to 2008

Same store new vehicle revenue decreased during 2009, as compared to 2008, primarily as a result of a decrease in same store unit volume, partially offset by an increase in same store revenue per new vehicle retailed. The decrease in same store unit volume was primarily due to the challenging automotive retail environment, which for much of 2009 included reduced credit availability offered to consumers, the discontinuation or limitation of certain manufacturer leasing programs, and low consumer confidence. The cash for clunkers program discussed above in “Results of Operations” favorably impacted 2009 results as sales increased during the period the program occurred. Although full year 2009 same store new vehicle sales were lower compared to 2008, same store new vehicle sales increased in the fourth quarter of 2009 compared to the same period in 2008.

Same store revenue per new vehicle retailed benefited from lower average fuel prices, which caused a shift in mix away from more fuel-efficient vehicles that have relatively lower selling prices. The increase in same store revenue per new vehicle retailed was also due in part to a recovery in prices for large vehicles, including trucks and sport utility vehicles, as a result of higher demand for such vehicles due to lower average fuel prices and reduced volatility in fuel prices.

Same store gross profit per new vehicle retailed increased during 2009, as compared to 2008, due in part to a recovery in margins for large vehicles, including trucks and sport utility vehicles, as a result of higher demand for such vehicles due to lower average fuel prices and reduced volatility in fuel prices. Margins also improved partially due to supply and demand imbalances as a result of reduced vehicle production levels of certain automotive manufacturers, which limited supply, and overall improving market conditions in the second half of 2009, which increased demand.

New Vehicle Inventories

Our new vehicle inventories were $1.5 billion or 63 days supply at December 31, 2010, as compared to new vehicle inventories of $1.1 billion or 55 days supply at December 31, 2009. We had 48,499 units in new vehicle inventory at December 31, 2010, and 35,680 units at December 31, 2009.

The following table details net new vehicle inventory carrying benefit (cost), consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
Floorplan assistance	$55.6	$47.4	$8.2	$64.6	$(17.2)
Floorplan interest expense (new vehicles)	(40.2)	(33.5)	(6.7)	(76.2)	42.7

Net new vehicle inventory carrying benefit (cost)	$15.4	$13.9	$1.5	$(11.6)	$25.5

2010 compared to 2009

The net new vehicle inventory carrying benefit increased in 2010, as compared to 2009, due to an increase in floorplan assistance as a result of higher new vehicle sales and an increase in the floorplan assistance rate per unit, partially offset by an increase in floorplan interest expense primarily due to higher average vehicle floorplan payable balances during the year.

2009 compared to 2008

The net new vehicle inventory carrying benefit increased during 2009, as compared to 2008, due to a decrease in new vehicle floorplan interest expense primarily due to lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances, partially offset by a decrease in floorplan assistance due to lower new vehicle sales and a decrease in the floorplan assistance rate per unit.

Used Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)			2010 vs. 2009			2009 vs. 2008
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2008	Variance Favorable / (Unfavorable)	% Variance

Reported:
Retail revenue	$2,764.8	$2,184.4	$580.4	26.6	$2,621.1	$(436.7)	(16.7)
Wholesale revenue	351.3	301.5	49.8	16.5	490.6	(189.1)	(38.5)

Total revenue	$3,116.1	$2,485.9	$630.2	25.4	$3,111.7	$(625.8)	(20.1)

Retail gross profit	$258.1	$223.8	$34.3	15.3	$268.0	$(44.2)	(16.5)
Wholesale gross profit	8.6	4.9	3.7		(7.0)	11.9

Total gross profit	$266.7	$228.7	$38.0	16.6	$261.0	$(32.3)	(12.4)

Retail vehicle unit sales	160,126	133,990	26,136	19.5	166,897	(32,907)	(19.7)
Revenue per vehicle retailed	$17,266	$16,303	$963	5.9	$15,705	$598	3.8
Gross profit per vehicle retailed	$1,612	$1,670	$(58)	(3.5)	$1,606	$64	4.0
Gross profit as a percentage of retail revenue	9.3%	10.2%			10.2%
Days supply (trailing 30 days)	42 days	41 days

	Years Ended December 31,
	2010	2009	2010 vs. 2009		2009	2008	2009 vs. 2008
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$2,731.5	$2,176.8	$554.7	25.5	$2,188.7	$2,616.5	$(427.8)	(16.4)
Wholesale revenue	338.0	299.4	38.6	12.9	300.1	487.3	(187.2)	(38.4)

Total revenue	$3,069.5	$2,476.2	$593.3	24.0	$2,488.8	$3,103.8	$(615.0)	(19.8)

Retail gross profit	$255.1	$222.4	$32.7	14.7	$223.1	$266.2	$(43.1)	(16.2)
Wholesale gross profit	8.4	5.0	3.4		4.9	(6.5)	11.4

Total gross profit	$263.5	$227.4	$36.1	15.9	$228.0	$259.7	$(31.7)	(12.2)

Retail vehicle unit sales	158,150	133,421	24,729	18.5	134,422	166,380	(31,958)	(19.2)
Revenue per vehicle retailed	$17,272	$16,315	$957	5.9	$16,282	$15,726	$556	3.5
Gross profit per vehicle retailed	$1,613	$1,667	$(54)	(3.2)	$1,660	$1,600	$60	3.8
Gross profit as a percentage of retail revenue	9.3%	10.2%			10.2%	10.2%

2010 compared to 2009

Same store retail used vehicle revenue increased during 2010, as compared to 2009, as a result of both an increase in same store unit volume and an increase in same store revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume.

Same store revenue per used vehicle retailed benefited from a shift in mix toward premium luxury vehicles, which have a higher average selling price than domestic and import vehicles, as well as an increase in the average selling prices for used vehicles in all three segments. The increase in same store revenue per used vehicle retailed was also due in part to tighter supply, which has driven up the wholesale values of used vehicles. Used vehicle inventory has been impacted by the decline in new vehicle sales in recent years, as well as by customers retaining their vehicles for longer periods of time. Same store revenue per new vehicle retailed also benefited from a shift in mix toward certified pre-owned vehicles, which have higher average selling prices.

Same store gross profit per used vehicle retailed decreased during 2010, as compared to 2009. While credit availability has improved as compared to the prior year, gross profit per used vehicle retailed was adversely impacted by lender advances not increasing at the same level as used vehicle values.

2009 compared to 2008

Same store retail used vehicle revenue decreased during 2009, as compared to 2008, primarily as a result of a decrease in same store unit volume, partially offset by an increase in same store revenue per used vehicle retailed. The decrease in used vehicle sales volume was driven by the challenging automotive retail environment in which we maintained relatively low levels of used vehicle inventory during most of 2009 in response to the economic downturn. Used vehicle sales volume was also constrained by the reduced credit availability offered to consumers for much of 2009. Additionally, used vehicle sales volume was adversely impacted by a decrease in trade-in volume associated with new vehicle sales.

Same store revenue per used vehicle retailed benefited from a shift in mix toward premium luxury vehicles, which have higher average selling prices than domestic and import vehicles. This benefit was partially offset, however, by a decrease in the average revenue per used vehicle retailed for premium luxury vehicles. The increase in same store revenue per used vehicle retailed was also due in part to a recovery in prices for large vehicles, including trucks and sport utility vehicles, as a result of higher demand for such vehicles due to lower average fuel prices and reduced volatility in fuel prices.

Same store gross profit per used vehicle retailed increased during 2009, as compared to 2008, as tighter inventories improved profitability per unit. Used vehicle inventory supply has been impacted by the decline in new vehicle sales, which has reduced trade-in volume, as well as by customers retaining their vehicles for longer periods of time. Additionally, reduced fleet inventory has decreased the number of vehicles moving from fleet inventory to used vehicle inventory. Gross profit per used vehicle retailed also benefited from a shift in mix toward premium luxury vehicles, which have higher average gross margins than domestic and import vehicles.

Used Vehicle Inventories

Used vehicle inventories were $271.8 million or 42 days supply at December 31, 2010, compared to $219.5 million or 41 days at December 31, 2009.

Parts & Service

Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs.

	Years Ended December 31,
($ in millions)			2010 vs. 2009			2009 vs. 2008
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2008	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,209.1	$2,109.8	$99.3	4.7	$2,271.1	$(161.3)	(7.1)
Gross profit	$963.2	$922.2	$41.0	4.4	$989.3	$(67.1)	(6.8)
Gross profit as a percentage of revenue	43.6%	43.7%			43.6%

	Years Ended December 31,
			2010 vs. 2009				2009 vs. 2008
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,173.4	$2,105.2	$68.2	3.2	$2,126.4	$2,266.0	$(139.6)	(6.2)
Gross profit	$947.6	$920.7	$26.9	2.9	$930.0	$990.9	$(60.9)	(6.1)
Gross profit as a percentage of revenue	43.6%	43.7%			43.7%	43.7%

2010 compared to 2009

Same store parts and service gross profit increased during 2010, as compared to 2009, primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $23.8 million, warranty of $2.5 million, and wholesale and retail counter parts of $2.5 million.

Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties benefited from higher new and used vehicle sales volume. Warranty was favorably impacted by the rise in manufacturer recalls in the automotive industry, partially offset by an adverse impact from fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. Wholesale and retail counter parts gross profit increased in 2010 primarily due to improving market conditions.

2009 compared to 2008

During 2009, same store parts and service gross profit decreased as compared to 2008. This decrease is primarily due to declines in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $22.3 million, warranty of $15.1 million, customer-pay service of $14.9 million, and wholesale and retail counter parts of $5.2 million.

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

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2010 vs. 2009			2009 vs. 2008
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2008	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$418.9	$348.6	$70.3	20.2	$455.7	$(107.1)	(23.5)

Gross profit per vehicle retailed	$1,143	$1,103	$40	3.6	$1,115	$(12)	(1.1)

	Years Ended December 31,
			2010 vs. 2009				2009 vs. 2008
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2009	2008	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$414.3	$348.0	$66.3	19.1	$349.7	$456.4	$(106.7)	(23.4)

Gross profit per vehicle retailed	$1,146	$1,104	$42	3.8	$1,103	$1,117	(14)	(1.3)

2010 compared to 2009

Same store finance and insurance revenue and gross profit increased during 2010, as compared to 2009, primarily due to an increase in new and used vehicle sales volumes.

Same store finance and insurance revenue and gross profit per vehicle retailed increased during 2010, as compared to 2009. Finance and insurance revenue and gross profit per vehicle retailed during 2010 benefited from more customers financing vehicles through the dealerships and an increase in amounts financed per transaction.

2009 compared to 2008

Same store finance and insurance revenue and gross profit decreased during 2009, as compared to 2008, primarily due to lower new and used sales volumes. Finance and insurance revenue and gross profit during 2009 were impacted by a favorable adjustment recorded in the second quarter of 2009 of $5.2 million ($3.2 million after-tax) on our reserves for expected chargebacks.

Same store finance and insurance revenue and gross profit per vehicle retailed decreased during 2009, as compared to the same period in 2008. Finance and insurance revenue and gross profit per vehicle retailed were adversely impacted by fewer customers financing vehicles through the dealerships. Finance and insurance revenue and gross profit per vehicle retailed were also adversely impacted by the unfavorable economic conditions in the United States, including lower commissions due to tightness in the automotive lending environment for much of 2009, partially offset by an increase in finance and insurance products sold per customer.

Segment Results

In the following table of financial data, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income (loss).

($ in millions)	Years Ended December 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$4,111.3	$3,380.5	$730.8	21.6	$4,247.6	$(867.1)	(20.4)
Import	4,708.4	4,103.8	604.6	14.7	5,251.8	(1,148.0)	(21.9)
Premium Luxury	3,509.0	3,073.1	435.9	14.2	3,629.5	(556.4)	(15.3)
Corporate and other	132.3	108.6	23.7	21.8	109.8	(1.2)	(1.1)

Total revenue	$12,461.0	$10,666.0	$1,795.0	16.8	$13,238.7	$(2,572.7)	(19.4)

*Segment income (loss)
Domestic	$152.7	$101.4	$51.3	50.6	$108.7	$(7.3)	(6.7)
Import	199.5	175.4	24.1	13.7	185.2	(9.8)	(5.3)
Premium Luxury	208.4	175.5	32.9	18.7	183.7	(8.2)	(4.5)
Corporate and other	(106.5)	(80.0)	(26.5)		(1,838.5)	1,758.5

Total segment income (loss)	$454.1	$372.3	$81.8	22.0	$(1,360.9)	$1,733.2	NM
Add: Floorplan interest expense	42.5	35.7	(6.8)		79.8	44.1

Operating income (loss)	$496.6	$408.0	$88.6	21.7	$(1,281.1)	$1,689.1	NM

*Segment income (loss) is defined as operating income (loss) less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	64,317	52,531	11,786	22.4	69,540	(17,009)	(24.5)
Import	107,580	97,538	10,042	10.3	131,957	(34,419)	(26.1)
Premium Luxury	34,559	32,091	2,468	7.7	40,128	(8,037)	(20.0)

	206,456	182,160	24,296	13.3	241,625	(59,465)	(24.6)

NM = Not Meaningful

Domestic

The Domestic segment operating results included the following:

($ in millions)	Years Ended December 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue	$4,111.3	$3,380.5	$730.8	21.6	$4,247.6	$(867.1)	(20.4)
Segment income	$152.7	$101.4	$51.3	50.6	$108.7	$(7.3)	(6.7)

Retail new vehicle unit sales	64,317	52,531	11,786	22.4	69,540	(17,009)	(24.5)

2010 compared to 2009

Domestic revenue increased during 2010, as compared to 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers, reinstatement or expansion of certain manufacturer leasing programs, and an increase in consumer confidence. Additionally, new vehicle unit volume in the prior year was adversely impacted by customer uncertainty surrounding the Chrysler and General Motors bankruptcies.

Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles. New and used revenue and unit sales increased for both Ford and General Motors as compared to the prior year.

Domestic segment income increased during 2010, as compared to 2009, primarily due to an increase in new and used unit volume and a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.

2009 compared to 2008

Domestic revenue decreased during 2009, as compared to 2008, primarily due to lower vehicle sales. For much of 2009, a reduction in the availability of customer financing, including the discontinuation or limitation of certain lease programs for domestic vehicles, and customer uncertainty surrounding the Chrysler and General Motors bankruptcies contributed to the decline in sales volume from our Domestic stores. The decrease in revenue was partially offset by an increase in the average revenue per new vehicle retailed for domestic vehicles due to a recovery in prices for large vehicles. Prices for large vehicles, including trucks and sport utility vehicles, increased as a result of higher demand for such vehicles due to lower average fuel prices and reduced volatility in fuel prices in 2009. The decrease in sales volume was also partially mitigated by the sales of vehicles under the cash for clunkers program. Although full year 2009 Domestic new vehicle sales were lower compared to the prior year, Domestic new vehicle sales increased in the fourth quarter of 2009 compared to the same period in 2008.

Domestic segment income decreased during 2009, as compared to 2008, primarily due to decreased revenues as a result of the competitive retail environment. Domestic segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of the reduction in credit availability. Domestic segment income as a percentage of segment revenue in 2009, as compared to 2008, benefited from a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcies, we closed certain Chrysler and General Motors dealerships, the operating results of which were not material to our Consolidated Financial Statements.

Import

The Import segment operating results included the following:

($ in millions)	Years Ended December 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue	$4,708.4	$4,103.8	$604.6	14.7	$5,251.8	$(1,148.0)	(21.9)
Segment income	$199.5	$175.4	$24.1	13.7	$185.2	$(9.8)	(5.3)

Retail new vehicle unit sales	107,580	97,538	10,042	10.3	131,957	(34,419)	(26.1)

2010 compared to 2009

Import revenue increased during 2010, as compared to 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles.

Import segment income increased during 2010, as compared to 2009, primarily due to a recovery in new vehicle margins for both small and large vehicles as a result of improved market conditions. Import segment income also benefited from an increase in parts and service business, which has higher margins, and an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Increases in Import segment income were partially offset by an increase in volume-related expenses.

2009 compared to 2008

Import revenue decreased during 2009, as compared to 2008, primarily due to lower vehicle sales. Lower sales were partially attributable during the first half of 2009 to a decline in customer demand for import vehicles due to a shift in consumer preferences away from more fuel-efficient vehicles as fuel prices decreased. The decrease in sales volume was partially mitigated by the sales of vehicles under the cash for clunkers program. Although full year 2009 Import new and used vehicle sales were lower compared to the prior year, Import new and used vehicle sales increased in the fourth quarter of 2009 compared to the same period in 2008.

Import segment income decreased during 2009, as compared to 2008, driven largely by a decline in sales due to a competitive retail environment. Import segment income was also impacted by a decrease in finance and insurance gross profit per vehicle retailed as a result of tighter credit conditions. Import segment income as a percentage of segment revenue in 2009, as compared to 2008, benefited from a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

Premium Luxury

The Premium Luxury segment operating results included the following:

($ in millions)	Years Ended December 31,
	2010	2009	Variance Favorable / (Unfavorable)	% Variance	2008	Variance Favorable / (Unfavorable)	% Variance
Revenue	$3,509.0	$3,073.1	$435.9	14.2	$3,629.5	$(556.4)	(15.3)
Segment income	$208.4	$175.5	$32.9	18.7	$183.7	$(8.2)	(4.5)

Retail new vehicle unit sales	34,559	32,091	2,468	7.7	40,128	(8,037)	(20.0)

2010 compared to 2009

Premium Luxury revenue increased during 2010, as compared to 2009, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and an increase in consumer confidence. Revenue per new and used vehicle retailed benefited primarily from an increase in the average selling prices for large vehicles.

Premium Luxury segment income increased during 2010, as compared to 2009, primarily due to a recovery in new vehicle margins for small and large vehicles, as a result of improved market conditions. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Additionally, as noted above in “New Vehicle” section, we achieved certain manufacturer incentive program goals during the fourth quarter of 2010. As a result, we were able to recognize certain performance-based manufacturer incentives, primarily related to premium luxury vehicles previously sold, which favorably impacted Premium Luxury segment income. Increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses.

2009 compared to 2008

Premium Luxury revenue decreased during 2009, as compared to 2008, primarily due to lower vehicle sales and a decrease in revenue per new vehicle retailed, reflecting the challenging automotive retail environment. Although full year 2009 Premium Luxury new and used vehicle sales were lower compared to the prior year, Premium Luxury new and used vehicle sales increased in the fourth quarter of 2009 compared to the same period in 2008.

Premium Luxury segment income decreased during 2009, as compared to 2008, primarily due to lower vehicle sales, in addition to margin compression as a result of a decrease in the average revenue per new vehicle retailed. Premium Luxury segment income as a percentage of segment revenue in 2009, as compared to 2008, benefited from a mix shift toward higher margin parts and service business, a reduction in selling, general, and administrative expenses, and a reduction in floorplan interest expense.

Selling, General, and Administrative Expenses

Our Selling, General, and Administrative expenses (“SG&A”) consist primarily of compensation, including salaries, commissions and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), occupancy costs, legal, accounting, and professional services, and general corporate expenses.

2010 compared to 2009

SG&A expenses increased $105.2 million in 2010, as compared to 2009, due to a $90.0 million volume-driven increase in compensation expense and a $20.0 million increase in gross advertising expenditures, partially offset by a $9.8 million increase in advertising reimbursements from manufacturers. As a percentage of total gross profit, SG&A expenses decreased to 73.0% in 2010 from 75.8% in 2009 resulting from our continued effective management of our cost structure and improved gross profit.

2009 compared to 2008

SG&A expenses decreased $228.2 million during 2009, as compared to 2008, primarily due to a $137.6 million decrease in compensation expense and a $39.2 million decrease in gross advertising expenditures, partially offset by a $3.8 million decrease in advertising reimbursements from manufacturers. As a percentage of total gross profit, SG&A expenses increased to 75.8% in 2009 from 75.3% in 2008 resulting from a deleveraging of our cost structure due to the decline in vehicle sales, partially offset by our cost savings initiatives.

Non-Operating Income (Expenses)

Floorplan Interest Expense

Floorplan interest expense was $42.5 million in 2010, $35.7 million in 2009, and $79.8 million in 2008.

2010 compared to 2009

The increase in floorplan interest expense of $6.8 million in 2010, as compared to 2009, is primarily the result of higher average vehicle floorplan balances.

2009 compared to 2008

The decrease in floorplan interest expense of $44.1 million in 2009, as compared to 2008, is primarily the result of lower short-term LIBOR interest rates and lower average vehicle floorplan payable balances.

Other Interest Expense

Other interest expense was incurred primarily on borrowings under our term loan facilities, revolving credit facilities, mortgage facility, and outstanding senior unsecured notes. Other interest expense was $56.1 million in 2010, $42.6 million in 2009, and $89.4 million in 2008.

2010 compared to 2009

The increase in other interest expense of $13.5 million in 2010, as compared to 2009, was primarily due to a $22.8 million increase in interest expense resulting from higher levels of debt outstanding during the year associated with our 6.75% Senior Notes due 2018 and revolving credit facilities, and a $3.6 million in increase in interest expense resulting from higher interest rates on our extended term loan facility. These increases were partially offset by a $10.6 million decrease due to lower levels of debt outstanding during the year associated with our Floating Rate Senior Notes due 2013, 7% Senior Notes due 2014, and mortgage facility.

2009 compared to 2008

The decrease in other interest expense of $46.8 million in 2009, as compared to 2008, was primarily due to a $20.9 million decrease in interest expense related to the cumulative repurchase of our Floating Rate Senior Notes due 2013 and 7% Senior Notes due 2014 of $321.3 million since August 2008, a $16.3 million decrease in interest expense resulting from lower interest rates on our term loan facility, and a $7.4 million decrease in interest expense resulting from lower levels of debt outstanding during the year primarily associated with our revolving credit facility, 9% Senior Unsecured Notes due 2008, mortgage facility, and the financing liability related to our former corporate headquarters.

Loss on Debt Extinguishment

We expensed $19.6 million pre-tax in the second quarter of 2010, related to the debt refinancing transactions discussed below, including $3.5 million for the write-off of previously deferred debt issuance costs. This expense is recorded in Loss on Debt Extinguishment in the accompanying Consolidated Statements of Operations.

Gain on Senior Note Repurchases

During 2009, we repurchased $48.4 million aggregate principal amount of our Floating Rate Senior Notes due 2013, and $40.0 million aggregate principal amount of our 7% Senior Notes due 2014. We recorded a gain of $13.0 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs, which is recorded in Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

During 2008, we repurchased $105.5 million aggregate principal amount of our Floating Rate Senior Notes due 2013, and $127.4 million aggregate principal amount of our 7% Senior Notes due 2014. We recorded a gain of $51.3 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs, which is recorded in Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

Provision for Income Taxes

Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

Our effective income tax rate was 38.3% in 2010, and reflects the benefit of certain favorable tax adjustments. As of December 31, 2010, we had unrecognized tax benefits recorded in accordance with an accounting standard related to unrecognized tax benefits. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2011.

Our effective income tax rate was 33.2% in 2009. During the fourth quarter of 2009, we completed a restructuring of certain of our subsidiaries, a consequence of which was the elimination of a deferred tax liability of $12.7 million, which was reflected as a benefit in our tax provision for the three months ended December 31, 2009.

Our effective income tax rate was 13.5% in 2008. The tax rate for 2008 reflects the fact that a significant portion of the impairment charges taken in 2008 was not deductible for income tax purposes. During 2008, our unrecognized tax benefits and associated accumulated interest and penalties were reduced by approximately $35 million (net of tax effect) as a result of the expiration of a statute of limitations in October 2008.

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

We had a loss from discontinued operations totaling $8.7 million in 2010, $35.1 million in 2009, and $30.8 million in 2008, net of income taxes. During 2009, we recorded in discontinued operations estimated losses associated with the Chrysler and General Motors bankruptcies of approximately $11 million (after-tax), including expected losses on the disposition of real estate.

See Note 13 of our Notes to Consolidated Financial Statements for a discussion of discontinued operations. Certain amounts reflected in the accompanying Consolidated Financial Statements for years ended 2010, 2009, and 2008 have been adjusted to classify the results of these stores as discontinued operations.

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

Debt Refinancing

On March 31, 2010, we (1) commenced cash tender offers (referred to as the “tender offers”) to purchase any and all of our outstanding floating rate senior unsecured notes due April 15, 2013 (also referred to as the “Floating Rate Senior Notes due 2013”) and 7% senior unsecured notes due April 15, 2014 (also referred to as the “7% Senior Notes due 2014,” and together with the Floating Rate Senior Notes due 2013, the “old notes”), (2) commenced related solicitations of consents from the holders of the old notes to certain amendments to the indenture for the old notes, (3) commenced a public offering (referred to as the “debt offering”) of $400.0 million aggregate principal amount of senior unsecured notes due 2018 (referred to as the “new notes” or the “6.75% Senior Notes due 2018”), and (4) announced our intention to amend and extend our credit agreement (we refer to our credit agreement, as it was prior to its amendment on April 14, 2010, as the “prior credit agreement”).

Subsequently, also on March 31, 2010, we priced the new notes at 98.488% of the $400.0 million aggregate principal amount with an interest rate equal to 6.75% and a maturity date of April 15, 2018, providing for a yield to maturity of 7.0%.

In April 2010, we (1) accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”). Following the completion of the tender offers and as of December 31, 2010, no Floating Rate Senior Notes due 2013 and $14.7 million aggregate principal amount of 7% Senior Notes due 2014 remained outstanding.

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

Available Liquidity Resources

We had the following sources of liquidity available for the years ended December 31, 2010 and 2009:

(In millions)	December 31, 2010		December 31, 2009
Cash and Cash Equivalents	$95.1		$173.5
Revolving Credit Facility	$398.9	(1)	$163.9	(2)
Secured Used Floorplan Facilities (3)	$70.6		$53.1

(1)

Based on aggregate borrowings outstanding of $180.0 million and outstanding letters of credit of $59.7 million at December 31, 2010. See “Long-Term Debt – Amended Credit Agreement” for additional information.

(2)

As limited by the applicable maximum leverage ratio that was contained in our credit agreement at December 31, 2009. See “Long-Term Debt – Restrictions and Covenants” for additional information regarding our financial covenants.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2010, surety bonds, letters of credit, and cash deposits totaled $91.0 million, including the $59.7 million of letters of credit outstanding under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.

In February 2009, we filed a shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscriptions rights, depositary shares, stock purchase contracts, and units. Our 6.75% Senior Notes due 2018 were offered pursuant to this shelf registration statement.

Capital Allocation

We use our capital resources to make capital investments in our business, to complete dealership acquisitions, and to repurchase our common stock and/or debt. During 2010, based on an anticipated industry recovery over the next several years, our operating performance and confidence in our financial and operational strength, and the additional liquidity and financial flexibility that we obtained as a result of our debt refinancing (see “Liquidity and Capital Resources – Debt Refinancing”), we opportunistically increased both our share repurchase and acquisition activities as outlined below.

Share Repurchases

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2010	2009	2008
Shares repurchased	26.6	7.7	3.8
Aggregate purchase price	$523.7	$135.7	$54.1
Average purchase price per share	$19.70	$17.74	$14.37

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

On July 20, 2010, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of December 31, 2010, $233.2 million remained available for share repurchases under our existing share repurchase program.

Senior Note Repurchases

The following table sets forth information regarding our debt repurchases over the past three years:

(In millions)	2010	2009	2008
Aggregate principal amount repurchased:
Floating Rate Senior Notes due 2013	$-	$48.4	$105.5
7% Senior Notes due 2014	-	40.0	127.4

Total	$-	$88.4	$232.9

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

See “Debt Refinancing” above for information regarding certain refinancing transactions, including cash tender offers to purchase our Floating Rate Notes due 2013 and 7% Senior Notes due 2014, that we completed during the second quarter of 2010.

Capital Expenditures

The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2010	2009	2008
Purchases of property and equipment, including operating lease buy-outs	$161.8	$75.4	$110.2

Excluding acquisition-related spending, land purchased for future sites, and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures will be approximately $140 million in 2011, primarily related to our store facilities.

Acquisitions and Divestitures

The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2010	2009	2008
Cash received from (used in) business acquisitions, net	$(73.1)	$(0.2)	$(32.2)
Cash received from (used in) business divestitures, net	$13.0	$65.9	$49.6

We acquired five automotive retail franchises and related assets during 2010, compared to one in 2009 and three in 2008. We have entered into an agreement to acquire Ft. Myers Toyota in Florida. The acquisition of this store is subject to customary closing conditions and is expected to be completed in the first quarter of 2011.

Cash Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future. As discussed above, the restricted payments covenant contained in the indenture for our old notes, which previously limited, among other things, our ability to pay cash dividends, has been eliminated.

Long-Term Debt

The following table sets forth our non-vehicle long-term debt as of December 31, 2010 and 2009:

(In millions)	2010	2009
Floating Rate Senior Notes due 2013	$-	$146.1
7% Senior Notes due 2014	14.7	132.6
6.75% Senior Notes due 2018	394.4	-
Term loan facility due 2012	54.0	600.0
Term loan facility due 2014	479.4	-
Revolving credit facility due 2012	16.1	-
Revolving credit facility due 2014	163.9	-
Mortgage facility (1)	219.2	226.4
Other debt due from 2011 to 2025	7.0	7.5

	1,348.7	1,112.6
Less: current maturities	(8.1)	(7.6)

Long-term debt, net of current maturities	$1,340.6	$1,105.0

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Senior Unsecured Notes

On April 14, 2010, we completed our offering of $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018. The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018. See “Debt Refinancing” above for additional information.

At December 31, 2010, we had outstanding $394.4 million of 6.75% Senior Notes due 2018 and $14.7 million of 7% Senior Notes due 2014.

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

During 2008, we repurchased $105.5 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $79.8 million. We also repurchased $127.4 million aggregate principal amount of our 7% Senior Notes due 2014 for an aggregate total consideration of $102.3 million. We recorded a gain of $51.3 million during 2008 in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. The gain is classified as Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

The 7% Senior Notes due 2014 and the 6.75% Senior Notes due 2018 are guaranteed by substantially all of our subsidiaries.

Amended Credit Agreement

As of December 31, 2010, we had borrowings outstanding of $16.1 million under the non-extended revolving credit facility and $163.9 million under the extended revolving credit facility. We have a $200 million letter of credit sublimit as part of our revolving credit facilities. The amount available to be borrowed under the revolving credit facilities is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $59.7 million at December 31, 2010. Our additional borrowing capacity in the aggregate under both the non-extended and extended revolving credit facilities was $398.9 million at December 31, 2010.

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

The credit spread charged for both the extended term loan facility and the extended revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.0x to greater than or equal to 3.0x would result in a 25 basis point increase in the credit spread under both our extended term loan facility and extended revolving credit facility.

Borrowings under the amended credit agreement are guaranteed by substantially all of our subsidiaries.

Vehicle Floorplan Payable

Vehicle floorplan payable-trade totaled $1.4 billion at December 31, 2010, and $1.0 billion at December 31, 2009. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.

Vehicle floorplan payable-non-trade totaled $486.5 million at December 31, 2010, and $353.5 million at December 31, 2009, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables. At December 31, 2010, the aggregate capacity under our used floorplan facilities was $170.0 million. As of that date, $89.0 million had been borrowed under those facilities, and the remaining borrowing capacity of $81.0 million was limited to $70.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.

At December 31, 2009, the aggregate capacity under our used floorplan facilities was $170.0 million. As of that date, $80.8 million had been borrowed under those facilities, and the remaining borrowing capacity of $89.2 million was limited to $53.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.

All the vehicle floorplan facilities utilize LIBOR-based interest rates. Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the new vehicle floorplan facilities so the lender directly funds the manufacturer for the purchase of new vehicle inventory. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.

Other Debt

At December 31, 2010, we had $219.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability in the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net, and $1.8 million of rent expense, which is recorded in Selling, General, and Administrative Expenses. The remaining gain of $8.5 million and remaining rent expense of $9.1 million were fully recognized through the third quarter of 2009.

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

As of December 31, 2010, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our amended credit agreement, at December 31, 2010, our leverage ratio and capitalization ratio were as follows:

	December 31, 2010
	Requirement	Actual
Leverage ratio	<3.25x	2.41
Capitalization ratio	< 60%	47.2%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness.

In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under the amended credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

($ in millions)	Years Ended December 31,
	2010	2009	2008
Cash provided by operating activities	$251.8	$369.3	$684.2
Cash provided by (used in) investing activities	$(200.2)	$14.0	$(75.1)
Cash used in financing activities	$(130.0)	$(319.9)	$(532.2)

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

2010 compared to 2009

During 2010, we paid $28.1 million in connection with refinancing our indebtedness, including debt tender premiums. Cash flows from operating activities reflect $16.1 million of these cash payments that we charged to expense related to these transactions. In addition, we charged to expense $3.5 million of previously deferred debt issuance costs. Cash flows from financing activities, discussed below, reflect $11.9 million of debt issuance costs that will be amortized to interest expense over the term of the new debt arrangements.

Net cash provided by operating activities decreased during 2010, as compared to 2009, primarily due to an increase in working capital requirements and debt refinancing costs noted above.

2009 compared to 2008

Net cash provided by operating activities decreased during 2009, as compared to 2008, primarily due to an increase in working capital requirements.

Cash Flows from Investing Activities

Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.

We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. Excluding acquisition-related spending, land purchased for future sites, and lease buy-outs, and net of related asset sales, we project that 2011 capital expenditures will be approximately $140 million.

2010 compared to 2009

We had net cash used in investing activities during 2010, as compared to net cash provided by investing activities in 2009, primarily due to an increase in purchases of property and equipment and an increase in cash used in business acquisitions, net of cash acquired. During 2010, we acquired five automotive retail franchises and other related assets as compared to one in 2009. Net cash flows from investing activities were also impacted by a decrease in cash received from business divestitures, net of cash relinquished.

2009 compared to 2008

Cash provided by investing activities increased in 2009, as compared to 2008, primarily due to a decrease in capital expenditures, including property operating lease buy-outs. Cash provided by investing activities also increased in 2009 due to an increase in proceeds from the sale of property and equipment, including the disposal of assets held for sale, an increase in cash received from business divestitures, net of cash relinquished, and a decrease in cash used in business acquisitions, net of cash acquired. During 2009, we acquired one automotive retail franchise and other related assets as compared to three in 2008.

Cash Flows from Financing Activities

Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and stock option exercises.

2010 compared to 2009

During 2010, we repurchased 26.6 million shares of common stock for an aggregate purchase price of $523.7 million (average purchase price per share of $19.70). During 2010, 36,614 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During 2009, we repurchased 7.7 million shares of our common stock for an aggregate purchase price of $135.7 million (average purchase price per share of $17.74), including repurchases for which settlement occurred subsequent to December 31, 2009. Additionally, 18,648 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During 2010, we (1) accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”). The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%.

A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used (1) to pay approximately $274.5 million for the old notes that were validly tendered and accepted for payment (which included accrued and unpaid interest for the old notes, as well as consent payments for those that were tendered and accepted for payment by April 13, 2010), (2) to reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million), (3) to pay transaction fees and expenses related to the debt offering, the tender offers, and the amendment to the credit agreement, and (4) for general corporate purposes. As noted above under “Cash Flows from Operating Activities,” cash flows from financing activities reflect cash payments of $11.9 million that will be amortized to expense over the term of the new debt arrangements.

During 2010, we borrowed $305.0 million and repaid $125.0 million under our revolving credit facility, for net borrowings of $180.0 million. During 2009, we had no borrowings or repayments under our revolving credit facility.

We did not repurchase any of our Floating Rate Senior Notes due 2013 or 7% Senior Notes due 2014 during 2010. During 2009, we repurchased $88.4 million aggregate principal amount of our old notes for an aggregate total consideration of $75.6 million (including $1.2 million of accrued interest).

Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net proceeds of $117.0 million during 2010 compared to net payments of $100.9 million in 2009.

During 2010, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options and an increase in the related tax benefit from the exercise of stock options as compared to 2009.

2009 compared to 2008

Net cash used in financing activities decreased during 2009, as compared to 2008, primarily due to a decrease in net payments of our revolving credit facility. In 2009, we had no borrowings or repayments of our revolving credit facility. This decrease was partially offset by an increase in net payments of vehicle floorplan payable-non-trade. During 2009, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options and an increase in the related tax benefit from the exercise of stock options as compared to 2008.

Contractual Payment Obligations

The following table summarizes our payment obligations under certain contracts at December 31, 2010:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2011)	1 - 3 Years (2012 and 2013)	3 - 5 Years (2014 and 2015)	More Than 5 Years (2016 and thereafter)
Vehicle floorplan payable (Note 3)(1)	$1,866.4	$1,866.4	$-	$-	$-
Long-term debt, including capital leases (Note 7)(1)	1,348.7	8.1	90.5	675.1	575.0
Interest payments (2)	291.8	41.8	81.9	78.0	90.1
Operating lease and other commitments (Note 8)(3)	534.8	55.8	96.8	76.5	305.7
Unrecognized tax benefits, net (Note 11)(1)	5.7	1.3	1.1	-	3.3
Deferred compensation obligations (4)	28.8	-	-	-	28.8
Estimated liability for chargebacks (Note 19)(5)	42.5	24.7	16.1	1.6	0.1
Estimated liability for self-insurance obligations(6)	64.0	27.8	21.8	9.6	4.8
Purchase obligations	142.2	70.1	54.7	17.4	-

Total	$4,324.9	$2,096.0	$362.9	$858.2	$1,007.8

(1)	See Notes to Consolidated Financial Statements.

(2)

Primarily represents scheduled interest payments on our outstanding senior unsecured notes and mortgage facility. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

(3)

Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2010, these charges totaled approximately $27 million. See Note 8 of the Notes to Consolidated Financial Statements.

(4)	Due to uncertainty regarding timing of payments, obligations for deferred compensation arrangements have been classified in the “More Than 5 Years” column.

(5)	Our estimated chargeback obligations do not have scheduled maturities, however, the timing of future payments can be estimated based on historical patterns.

(6)

Under our self insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. These amounts are based on management estimates and actuarial calculations. Although these obligations do not have scheduled maturities, the timing of future payments is estimated based on historical patterns.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2010, surety bonds, letters of credit, and cash deposits totaled $91.0 million, of which $59.7 million represented letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.

As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including statements regarding our expectations for the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

•

Our debt agreements contain certain financial ratios and other restrictions on our ability to conduct our business, and our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations.

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

Our primary market risk exposure is increasing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions. At December 31, 2010, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $635.3 million and had a fair value of $644.1 million. At December 31, 2009, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $366.5 million and had a fair value of $353.3 million.

Interest Rate Risk

We had $1.9 billion of variable rate vehicle floorplan payable at December 31, 2010, and $1.4 billion at December 31, 2009. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $18.7 million in 2010 and $13.7 million in 2009 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $713.4 million of other variable rate debt outstanding at December 31, 2010, and $746.1 million at December 31, 2009. Based on the amounts outstanding at year-end, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $7.1 million in 2010 and $7.5 million in 2009.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoNation, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

February 14, 2011

Fort Lauderdale, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AutoNation, Inc.:

We have audited AutoNation, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AutoNation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as listed in the Index at Item 8, and our report dated February 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

February 14, 2011

Fort Lauderdale, Florida

Certified Public Accountants

AUTONATION, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In millions, except share and per share data)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95.1	$173.5
Receivables, net	462.0	406.4
Inventory	1,867.0	1,392.8
Other current assets	205.0	295.7

Total Current Assets	2,629.1	2,268.4

PROPERTY AND EQUIPMENT, NET	1,838.0	1,713.6
GOODWILL, NET	1,142.1	1,122.8
OTHER INTANGIBLE ASSETS, NET	202.0	174.8
OTHER ASSETS	163.0	127.7

Total Assets	$5,974.2	$5,407.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,379.9	$1,021.1
Vehicle floorplan payable - non-trade	486.5	353.5
Accounts payable	164.0	151.7
Current maturities of long-term obligations	8.1	7.6
Other current liabilities	360.9	329.5

Total Current Liabilities	2,399.4	1,863.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,340.6	1,105.0
DEFERRED INCOME TAXES	25.9	24.6
OTHER LIABILITIES	129.4	111.1
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:

Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized;
163,562,149 and 193,562,149 shares issued, respectively, including shares held in treasury	1.6	1.9
Additional paid-in capital	2.0	480.2
Retained earnings	2,365.2	2,221.0
Treasury stock, at cost; 15,197,680 and 21,830,744 shares held, respectively	(289.9)	(399.9)

Total Shareholders’ Equity	2,078.9	2,303.2

Total Liabilities and Shareholders’ Equity	$5,974.2	$5,407.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

(In millions, except per share data)

	2010	2009	2008
Revenue:
New vehicle	$6,669.1	$5,674.6	$7,339.4
Used vehicle	3,116.1	2,485.9	3,111.7
Parts and service	2,209.1	2,109.8	2,271.1
Finance and insurance, net	418.9	348.6	455.7
Other	47.8	47.1	60.8

TOTAL REVENUE	12,461.0	10,666.0	13,238.7

Cost of Sales:
New vehicle	6,217.9	5,290.6	6,854.3
Used vehicle	2,849.4	2,257.2	2,850.7
Parts and service	1,245.9	1,187.6	1,281.8
Other	20.3	20.8	26.9

TOTAL COST OF SALES	10,333.5	8,756.2	11,013.7

Gross Profit:
New vehicle	451.2	384.0	485.1
Used vehicle	266.7	228.7	261.0
Parts and service	963.2	922.2	989.3
Finance and insurance	418.9	348.6	455.7
Other	27.5	26.3	33.9

TOTAL GROSS PROFIT	2,127.5	1,909.8	2,225.0

Selling, general & administrative expenses	1,552.1	1,446.9	1,675.1
Depreciation and amortization	76.8	76.7	84.0
Goodwill impairment	-	-	1,610.0
Franchise rights impairment	-	1.5	127.4
Other expenses (income), net	2.0	(23.3)	9.6

OPERATING INCOME (LOSS)	496.6	408.0	(1,281.1)

Floorplan interest expense	(42.5)	(35.7)	(79.8)
Other interest expense	(56.1)	(42.6)	(89.4)
Loss on debt extinguishment	(19.6)	-	-
Gain on senior note repurchases	-	13.0	51.3
Interest income	1.4	1.1	2.2
Other gains (losses), net	1.5	5.4	(4.7)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	381.3	349.2	(1,401.5)
INCOME TAX PROVISION (BENEFIT)	146.0	116.1	(189.2)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	235.3	233.1	(1,212.3)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(8.7)	(35.1)	(30.8)

NET INCOME (LOSS)	$226.6	$198.0	$(1,243.1)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.50	$1.32	$(6.82)
Discontinued operations	$(0.06)	$(0.20)	$(0.17)
Net income (loss)	$1.44	$1.12	$(6.99)

Weighted average common shares outstanding	156.9	176.5	177.8

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.48	$1.31	$(6.82)
Discontinued operations	$(0.05)	$(0.20)	$(0.17)
Net income (loss)	$1.43	$1.12	$(6.99)

Weighted average common shares outstanding	158.6	177.3	177.8

COMMON SHARES OUTSTANDING, net of treasury stock	148.4	171.7	176.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2010, 2009, and 2008

(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Compre- hensive Income (Loss)
	Shares	Amount
BALANCE AT DECEMBER 31, 2007	193,562,149	$1.9	$461.0	$3,266.1	$(0.2)	$(255.3)

Comprehensive loss:
Net loss	-	-	-	(1,243.1)	-	-	$(1,243.1)
Other comprehensive loss:
Unrealized losses on restricted investments and marketable securities	-	-	-	-	(0.5)	-	(0.5)

Comprehensive loss	-	-	-	-	-	-	$(1,243.6)

Repurchases of common stock	-	-	-	-	-	(54.1)
Stock-based compensation expense	-	-	21.0	-	-	-
Shares awarded under stock-based compensation plans, including income tax benefit of $0.3	-	-	(0.2)	-	-	1.5

BALANCE AT DECEMBER 31, 2008	193,562,149	$1.9	$481.8	$2,023.0	$(0.7)	$(307.9)

Comprehensive income:
Net income	-	-	-	198.0	-	-	$198.0
Other comprehensive income:
Unrealized gains on restricted investments and marketable securities	-	-	-	-	0.7	-	0.7

Comprehensive income	-	-	-	-	-	-	$198.7

Repurchases of common stock	-	-	-	-	-	(136.1)
Stock-based compensation expense	-	-	13.5	-	-	-
Shares awarded under stock-based compensation plans, including income tax benefit of $4.2	-	-	(15.1)	-	-	44.1

BALANCE AT DECEMBER 31, 2009	193,562,149	$1.9	$480.2	$2,221.0	$-	$(399.9)

Comprehensive income:
Net income	-	-	-	226.6	-	-	$226.6
Other comprehensive income	-	-	-	-	-	-	-

Comprehensive income	-	-	-	-	-	-	$226.6

Repurchases of common stock	-	-	-	-	-	(524.4)
Treasury stock cancellation	(30,000,000)	(0.3)	(483.7)	(82.4)	-	566.4
Stock-based compensation expense	-	-	15.9	-	-	-
Shares awarded under stock-based compensation plans, including income tax benefit of $7.7	-	-	(10.4)	-	-	68.0

BALANCE AT DECEMBER 31, 2010	163,562,149	$1.6	$2.0	$2,365.2	$-	$(289.9)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In millions)

	2010	2009	2008
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$226.6	$198.0	$(1,243.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	8.7	35.1	30.8
Depreciation and amortization	76.8	76.7	84.0
Amortization of debt issuance costs and discounts	3.5	3.2	5.3
Stock-based compensation expense	15.9	13.5	21.0
Goodwill impairment	-	-	1,610.0
Franchise rights impairment	-	1.5	127.4
Non-cash impairment charges	3.7	3.4	5.6
Write-off of deferred debt issuance costs	3.5	-	-
Gain on senior note repurchases	-	(13.0)	(51.3)
Gain on corporate headquarters sale-leaseback	-	(16.1)	-
Net gain on asset sales and dispositions	(2.8)	(8.2)	(4.8)
Deferred income tax provision (benefit)	12.8	59.2	(267.3)
Other	2.3	(2.8)	3.9
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	(55.9)	(42.0)	299.0
Inventory	(448.6)	345.3	339.2
Other assets	28.6	6.1	77.3
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	352.6	(320.0)	(169.5)
Accounts payable	11.8	17.8	(63.1)
Other liabilities	7.0	(17.1)	(151.5)

Net cash provided by continuing operations	246.5	340.6	652.9
Net cash provided by discontinued operations	5.3	28.7	31.3

Net cash provided by operating activities	251.8	369.3	684.2

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(150.4)	(75.0)	(89.8)
Property operating lease buy-outs	(11.4)	(0.4)	(20.4)
Proceeds from the sale of property and equipment	5.4	11.1	3.3
Proceeds from the disposal of assets held for sale	12.4	3.2	-
Insurance recoveries on property and equipment	1.8	3.4	-
Cash used in business acquisitions, net of cash acquired	(73.1)	(0.2)	(32.2)
Net change in restricted cash	-	0.1	9.5
Purchases of restricted investments	-	-	(2.0)
Proceeds from the sales of restricted investments	1.3	5.1	13.0
Cash received from business divestitures, net of cash relinquished	13.0	65.9	49.6
Other	1.0	0.7	(0.4)

Net cash provided by (used in) continuing operations	(200.0)	13.9	(69.4)
Net cash provided by (used in) discontinued operations	(0.2)	0.1	(5.7)

Net cash provided by (used in) investing activities	(200.2)	14.0	(75.1)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In millions)

(Continued)

	2010	2009	2008
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(524.4)	(136.1)	(58.8)
Proceeds from 6.75% Senior Unsecured Notes due 2018	394.0	-	-
Payment of term loan facility	(66.6)	-	-
Payment of Floating Rate Senior Unsecured Notes due 2013	(146.1)	-	-
Payment of 7% Senior Unsecured Notes due 2014	(117.9)	-	-
Repurchase of Floating Rate Senior Unsecured Notes due 2013	-	(40.9)	(79.0)
Repurchase of 7% Senior Unsecured Notes due 2014	-	(33.5)	(99.8)
Payment of 9% Senior Unsecured Notes due 2008	-	-	(14.1)
Proceeds from revolving credit facilities	305.0	-	531.0
Payment of revolving credit facilities	(125.0)	-	(791.0)
Payment of debt issuance costs	(11.9)	-	-
Net proceeds (payments) of vehicle floorplan payable - non-trade	117.0	(100.9)	7.9
Payments of mortgage facilities	(7.3)	(6.9)	(6.4)
Payments of long-term debt	(0.3)	(0.6)	(3.5)
Proceeds from the exercise of stock options	49.9	24.8	1.0
Tax benefit from stock-based awards	7.7	4.2	0.3
Other	-	-	7.0

Net cash used in continuing operations	(125.9)	(289.9)	(505.4)
Net cash used in discontinued operations	(4.1)	(30.0)	(26.8)

Net cash used in financing activities	(130.0)	(319.9)	(532.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78.4)	63.4	76.9
CASH AND CASH EQUIVALENTS at beginning of period	173.5	110.1	33.2

CASH AND CASH EQUIVALENTS at end of period	$95.1	$173.5	$110.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in millions, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2010, we owned and operated 242 new vehicle franchises from 206 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), including the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Inventory

Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Additionally, we receive floorplan interest assistance from certain manufacturers. This assistance is reflected as a reduction to the inventory cost and as a reduction to cost of sales as the vehicles are sold. At December 31, 2010, inventory cost had been reduced by $11.8 million for interest assistance received from manufacturers, and by $8.2 million at December 31, 2009. Parts, accessories, and other inventory are valued at the lower of acquisition cost (first-in, first-out) or market.

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

Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

Buildings and improvements	5 to 40 years
Furniture, fixtures, and equipment	3 to 12 years

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

We recorded $0.6 million during 2010 of non-cash impairment charges related to our property and equipment held and used in continuing operations to reduce the carrying value of these assets to fair market value. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Operations, of which $0.4 million was reflected as a component of Import Segment Income and $0.2 million was reflected as a component of Domestic Segment Income of our segment information. We recorded $2.3 million during 2009 of non-cash impairment charges related to our property and equipment held and used in continuing operations to reduce the carrying value of these assets to fair market value. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Operations and are reported in the Domestic segment.

When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We had assets held for sale of $62.5 million at December 31, 2010, and $73.6 million at December 31, 2009, included in continuing operations. We recorded $2.5 million during 2010 and $1.1 million during 2009 of non-cash net impairment charges related to our continuing operations assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Operations and are reported in the “Corporate and other” category of our segment information.

We had assets held for sale of $53.8 million at December 31, 2010, and $93.8 million at December 31, 2009, included in discontinued operations. We recorded $3.4 million during 2010 and $20.5 million during 2009 of non-cash net impairment charges related to our discontinued operations assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Operations.

Goodwill and Other Intangible Assets, net

We account for acquisitions using the acquisition method of accounting. Goodwill consists of the cost of acquired businesses in excess of the fair value of the net assets acquired. Additionally, other intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of our intent to do so.

Our principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost. The contractual terms of our franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases, manufacturers have undertaken to renew such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult, outside of bankruptcy, for a manufacturer to terminate or not renew a franchise under these franchise laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer outside of bankruptcy. Accordingly, we believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives. Other intangibles are amortized using a straight-line method over their useful lives, generally ranging from three to twenty-nine years.

Goodwill and franchise rights assets are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2010, and no impairment charges resulted from the required impairment tests.

During 2009, we recorded $1.5 million ($0.9 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement as a result of the annual impairment test. This non-cash charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Assets

Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, notes receivable, debt issuance costs, deferred tax assets, and investments in marketable securities. Debt issuance costs are amortized to Other Interest Expense in the accompanying Consolidated Statements of Operations using the effective interest method through maturity.

Other Current Liabilities

Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, deferred revenue, the current portion of finance and insurance chargeback liabilities and self-insurance reserves, accrued expenses, and customer deposits. Other current liabilities also include other tax accruals, totaling $1.6 million at each of December 31, 2010 and 2009. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion of income taxes.

Employee Savings Plans

We offer a 401(k) plan to all of our employees and in 2008 provided a matching contribution of $4.5 million to certain employees that participated in the plan. No matching contributions were made in 2009 and 2010.

We offer a deferred compensation plan (the “Plan”) to provide certain employees and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are 100% vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $2.3 million in 2008. No matching contributions were made in 2009 and 2010. We may also make discretionary contributions. Matching contributions vest over two years from the effective date of the employer’s matching contribution, and discretionary contributions vest three years after the effective date of the discretionary contribution. Certain participants in the Plan are not eligible for matching contributions to our 401(k) plan. The balances due to participants in the Plan were $28.8 million as of December 31, 2010, and $25.1 million as of December 31, 2009, and are included in Other Liabilities in the accompanying Consolidated Balance Sheets.

Stock-Based Compensation

Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Stock option awards granted subsequent to 2008 are annual awards granted in four equal increments over the year, which in 2010 were granted on each of March 1, June 1, September 1, and December 1, 2010, and have a term of 10 years from the first date of grant (i.e., all options granted in 2010 will expire on March 1, 2020) and vest in equal installments over four years commencing on June 1 of the year following the grant date (e.g., 25% of each option grant made in 2010 will vest on June 1, 2011). Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards granted in 2008 vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Restricted stock awards granted subsequent to 2008 vest in equal installments over four years commencing on June 1 of the year following the grant date. Compensation cost for restricted stock awards is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible based on the closing price of our common stock on the date of grant.

Revenue Recognition

Revenue consists of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, and sales of other products. We recognize revenue (which excludes sales taxes) in the period in which products are sold or services are provided. The automotive services we provide include, but are not limited to, customer-paid repairs and maintenance, as well as repairs and maintenance under manufacturer warranties and extended service contracts. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered, and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts sold, and (iii) insurance and other products sold.

We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements, which are recognized as earned. Certain commissions earned from the sales of finance, insurance, and other protection products are subject to chargebacks should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $42.5 million at December 31, 2010, and $48.7 million at December 31, 2009. See Note 19 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Manufacturer Incentives and Other Rebates

We receive various incentives from manufacturers based on achieving certain objectives, such as specified sales volume targets, as well as other objectives, including maintaining standards of a particular brand, which may include but are not limited to facility image and design requirements, customer satisfaction survey results, and training standards, among others. These incentives are typically based upon units purchased or sold. These manufacturer incentives are recognized as a reduction of new vehicle cost of sales when earned, generally at the time the related vehicles are sold or upon attainment of the particular program goals, whichever is later.

We also receive manufacturer rebates and assistance for holdbacks, floorplan interest, and non-reimbursement-based advertising expenses (described below), which are reflected as a reduction in the carrying value of each vehicle purchased by us. We recognize holdbacks, floorplan interest assistance, non-reimbursement-based advertising rebates, cash incentives, and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of sales as the related vehicles are sold.

Advertising

We expense the cost of advertising as incurred or when such advertising initially takes place, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $126.2 million in 2010, $116.0 million in 2009, and $151.4 million in 2008, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Operations.

Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $24.4 million in 2010, $14.6 million in 2009, and $18.4 million in 2008.

All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.

Parts and Service Internal Profit

Our parts and service departments provide reconditioning repair work for used vehicles acquired by our used vehicle departments and minor preparatory work for new vehicles acquired by our new vehicle departments. The parts and service departments charge the new and used vehicle departments as if they were third parties in order to account for total activity performed by that department. Revenues and costs of sales associated with the internal work performed by our parts and service departments are reflected in our parts and service results in our consolidated statements of operations. New and used vehicle revenues and costs of sales are reduced by the amount of the intracompany charge. As a result, the revenues and costs of sales associated with the internal work performed by our parts and service departments are eliminated in consolidation. We also maintain a reserve for internal profit on vehicles that have not been sold.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options.

2. RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2010	2009
Trade receivables	$89.8	$84.9
Manufacturer receivables	127.8	102.9
Other	37.5	28.9

	255.1	216.7
Less: Allowances	(3.7)	(3.9)

	251.4	212.8
Contracts-in-transit and vehicle receivables	210.6	170.2
Income tax refundable (See Note 11)	-	23.4

Receivables, net	$462.0	$406.4

Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory at December 31 are as follows:

	2010	2009
New vehicles	$1,479.6	$1,068.1
Used vehicles	271.8	219.5
Parts, accessories, and other	115.6	105.2

	$1,867.0	$1,392.8

The components of vehicle floorplan payables at December 31 are as follows:

	2010	2009
Vehicle floorplan payable - trade	$1,379.9	$1,021.1
Vehicle floorplan payable - non-trade	486.5	353.5

	$1,866.4	$1,374.6

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable-non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.

Our inventory costs are generally reduced by manufacturer holdbacks, incentives, and floorplan assistance, while the related vehicle floorplan payables are reflective of the gross cost of the vehicle. The vehicle floorplan payables, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.

Vehicle floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally require that the manufacturer have the ability to draft against the new vehicle floorplan facilities so the lender directly funds the manufacturer for the purchase of new vehicle inventory. Vehicle floorplan facilities are primarily collateralized by vehicle inventories and related receivables.

Our vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.6% during 2010 and 2009. At December 31, 2010, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $170.0 million, of which $89.0 million had been borrowed. At December 31, 2010, the aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.6 billion, of which $1.9 billion had been borrowed.

4. PROPERTY AND EQUIPMENT, NET

A summary of property and equipment, net, at December 31 is as follows:

	2010	2009
Land	$837.7	$821.6
Buildings and improvements	1,210.3	1,049.3
Furniture, fixtures, and equipment	479.6	469.1

	2,527.6	2,340.0
Less: accumulated depreciation and amortization	(689.6)	(626.4)

	$1,838.0	$1,713.6

5. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net, at December 31 consist of the following:

	2010	2009
Goodwill	$1,142.1	$1,122.8

Franchise rights - indefinite-lived	$199.1	$173.4
Other intangibles	5.6	5.7

	204.7	179.1
Less: accumulated amortization	(2.7)	(4.3)

Intangible assets, net	$202.0	$174.8

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill

Goodwill is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We completed our annual impairment tests as of April 30, 2010 and 2009, and no goodwill impairment charges resulted from the required goodwill impairment tests.

During 2008, we changed our annual goodwill impairment testing date from June 30 to April 30, as this date provides additional time to complete the impairment testing and report the results of those tests in our June 30 Quarterly Report on Form 10-Q. No goodwill impairment charges resulted from the April 30, 2008 goodwill impairment test.

However, during the third quarter of 2008, as a result of the challenging automotive retail environment at that time and the decline in our stock price, we determined that the carrying value of our single reporting unit more likely than not exceeded its fair value. Due to this change in circumstances, we were required to conduct an interim test of our goodwill.

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

Prior to the third quarter of 2008, we had a single reporting unit, and we estimated the fair value of our single reporting unit using both “market” and “income” valuation approaches. The “market” valuation approach estimated our enterprise value, which was comprised of our market capitalization and our debt. The “income” valuation approach estimated our enterprise value using a net present value model, which discounted projected free cash flows of our business at a computed weighted average cost of capital as the discount rate. We also considered a control premium that represented the estimated amount an investor would pay for our equity securities to obtain a controlling interest.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The aggregate non-cash goodwill impairment charge resulting from the aforementioned single reporting unit impairment test and the non-cash impairment charge related specifically to our Domestic reporting unit totaled $1.61 billion ($1.37 billion after-tax), all of which is classified as Goodwill Impairment in the accompanying Consolidated Statement of Operations during the year ended December 31, 2008.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009, and 2010 were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2008	$-	$-	$-	$2,711.3	$2,711.3
Accumulated impairment losses	-	-	-	-	-
Acquisitions and other adjustments through September 30, 2008	-	-	-	21.5	21.5
Impairment - Single reporting unit	-	-	-	(1,470.0)	(1,470.0)
Allocations as of September 30, 2008	294.3	498.2	469.6	(1,262.1)	-
Impairment - Domestic	(140.0)	-	-	-	(140.0)
Acquisitions and other adjustments	1.3	-	-	(0.7)	0.6

Goodwill at December 31, 2008	155.6	498.2	469.6	-	1,123.4
Acquisitions and other adjustments	0.1	(0.4)	(0.3)	-	(0.6)

Goodwill at December 31, 2009	155.7	497.8	469.3	-	1,122.8

Acquisitions and other adjustments	0.4	18.9	-	-	19.3

Goodwill at December 31, 2010	$156.1	$516.7	$469.3	$-	$1,142.1

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

As of December 31, 2010, we had $199.1 million of franchise rights recorded on our Consolidated Balance Sheet, of which $5.3 million was related to Domestic stores, $54.1 million was related to Import stores, and $139.7 million was related to Premium Luxury stores.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

6. INSURANCE

At December 31, 2010 and 2009, current insurance reserves were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance reserves were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2010	2009
Insurance reserves - current portion	$27.8	$35.1
Insurance reserves - long-term portion	36.2	35.6

Total insurance reserves	$64.0	$70.7

7. LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

	2010	2009
Floating Rate Senior Notes due 2013	$-	$146.1
7% Senior Notes due 2014	14.7	132.6
6.75% Senior Notes due 2018	394.4	-
Term loan facility due 2012	54.0	600.0
Term loan facility due 2014	479.4	-
Revolving credit facility due 2012	16.1	-
Revolving credit facility due 2014	163.9	-
Mortgage facility (1)	219.2	226.4
Other debt due from 2011 to 2025	7.0	7.5

	1,348.7	1,112.6
Less: current maturities	(8.1)	(7.6)

Long-term debt, net of current maturities	$1,340.6	$1,105.0

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2010, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2011	$8.1
2012	81.4
2013	9.1
2014	665.0
2015	10.1
Thereafter	575.0

$1,348.7

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

In April 2010, we (1) accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement (we refer to our credit agreement, as it was amended on April 14, 2010, as the “amended credit agreement”). Following the completion of the tender offers and as of December 31, 2010, no Floating Rate Senior Notes due 2013 and $14.7 million aggregate principal amount of 7% Senior Notes due 2014 remained outstanding.

Our prior credit agreement, which was scheduled to terminate on July 18, 2012, provided for a $600.0 million term loan facility and a $700.0 million revolving credit facility. Pursuant to the amendment to our credit agreement, our term loan facility was reduced to $533.4 million and bifurcated into a $54.0 million tranche due July 18, 2012 (the “non-extended term loan facility”) and a $479.4 million tranche due July 18, 2014 (the “extended term loan facility”). Our revolving credit facility was reduced to $638.6 million and bifurcated into a $57.0 million tranche due July 18, 2012 (the “non-extended revolving credit facility”) and a $581.6 million tranche due July 18, 2014 (the “extended revolving credit facility”). The amendment also modified certain financial covenants for all tranches, including an increase in the maximum leverage ratio from 2.75x to 3.25x and a decrease in the maximum capitalization ratio from 65% to 60%. In calculating our leverage ratio, we are no longer required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are now permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007. See “Senior Unsecured Notes and Amended Credit Agreement” below for additional information regarding our amended credit agreement and “Restrictions and Covenants” for additional information regarding our financial covenants.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Senior Unsecured Notes and Amended Credit Agreement

At December 31, 2010, we had outstanding $14.7 million of 7% Senior Notes due April 15, 2014. The 7% Senior Notes due 2014 may be redeemed by us currently at 103.5% of principal, at 101.75% of principal on or after April 15, 2011, and at 100% of principal on or after April 15, 2012.

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

During 2008, we repurchased $105.5 million aggregate principal amount of our Floating Rate Senior Notes due 2013 for an aggregate total consideration of $79.8 million. We also repurchased $127.4 million aggregate principal amount of our 7% Senior Notes due 2014 for an aggregate total consideration of $102.3 million. We recorded a gain of $51.3 million in connection with these repurchases, net of the write-off of related unamortized debt issuance costs. This gain is classified as Gain on Senior Note Repurchases in the accompanying Consolidated Statements of Operations.

On April 14, 2010, we completed our offering of $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018. The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.

As of December 31, 2010, we had borrowings outstanding of $16.1 million under the non-extended revolving credit facility and $163.9 million under the extended revolving credit facility. We have a $200 million letter of credit sublimit as part of our revolving credit facilities. The amount available to be borrowed under the revolving credit facilities is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $59.7 million at December 31, 2010, leaving an additional borrowing capacity in the aggregate under both the non-extended and extended revolving credit facilities of $398.9 million at December 31, 2010.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The credit spread charged for our prior term loan and revolving credit facilities was, and the credit spread charged for our non-extended term loan and revolving credit facilities is, impacted by our senior unsecured credit ratings.

The credit spread charged for the extended term loan and extended revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.0x to greater than or equal to 3.0x would result in a 25 basis point increase in the credit spread under both our extended term loan facility and extended revolving credit facility.

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

Other Debt

At December 31, 2010, we had $219.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.

In 2000, we sold our corporate headquarters facility and leased it back in a transaction that was originally accounted for as a financing. During the first quarter of 2009, we amended this lease, resulting in a change in accounting method from financing to sale-leaseback. As a result of this change, we derecognized $21.4 million of assets and a $37.5 million financing liability in the first quarter of 2009, when we also recognized a $7.6 million gain on the sale, which is recorded in Other Expenses (Income), Net, and $1.8 million of rent expense, which is recorded in Selling, General, and Administrative Expenses. The remaining gain of $8.5 million and remaining rent expense of $9.1 million were recognized through the third quarter of 2009.

Restrictions and Covenants

Our amended credit agreement, the indenture for our new notes, our vehicle floorplan facilities, and our mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of our amended credit agreement, at December 31, 2010, our leverage ratio and capitalization ratio were as follows:

	December 31, 2010
	Requirement	Actual
Leverage ratio	<3.25x	2.41
Capitalization ratio	<60%	47.2%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Expenses under real property, equipment, and software leases were $55.4 million in 2010, $66.6 million in 2009, and $57.1 million in 2008. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2010, are as follows:

Year Ending December 31:
2011	$55.8
2012	51.4
2013	45.4
2014	41.2
2015	35.3
Thereafter	305.7

534.8
Less: sublease rentals	(8.2)

$526.6

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

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. During 2008, we recorded a pre-tax charge of $1.2 million related to an obligation under a lease for which the sublessee did not perform. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. With the exception of the lease related to the charge noted above, we presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $71 million at December 31, 2010. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2010, surety bonds, letters of credit, and cash deposits totaled $91.0 million, of which $59.7 million represented letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

9. SHAREHOLDERS’ EQUITY

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2010	2009	2008
Shares repurchased	26.6	7.7	3.8
Aggregate purchase price	$523.7	$135.7	$54.1
Average purchase price per share	$19.70	$17.74	$14.37

On July 20, 2010, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of December 31, 2010, $233.2 million remained available for share repurchases under the existing repurchase program approved by our Board of Directors.

Our Board of Directors authorized the retirement of 30 million shares of our treasury stock in October 2010, which assumed the status of authorized but unissued shares. Upon the retirement of treasury stock, it is our policy to charge the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital. Any amounts exceeding additional paid-in capital are charged to retained earnings. The retirement made in 2010 had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, retained earnings, and treasury stock accounts have been adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.

We have 5.0 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

(In millions, except per share data)	2010	2009	2008
Shares issued	3.1	2.4	0.1
Proceeds from the exercise of stock options	$49.9	$24.8	$1.0
Average exercise price per share	$16.25	$10.41	$10.71

We granted 0.2 million shares of restricted stock during each of 2010, 2009, and 2008 in connection with our annual restricted stock award grant. During 2010, 36,614 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock, as compared to 18,648 shares during 2009 and 5,734 shares during 2008.

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

Prior to 2009, the practice of the Executive Compensation Subcommittee (the “Subcommittee”) of the Compensation Committee of our Board of Directors had been to award stock options to our named executive officers and other employees during the third quarter with an effective grant date after the public release of the Company’s second-quarter earnings results. In 2009, the Subcommittee modified this practice by approving the annual stock option awards to our named executive officers and other employees in the first quarter and granting the awards in four equal increments over the year, subject to continuous employment through each grant date.

In February 2010, the Subcommittee approved an annual grant of 1.2 million employee stock options for 2010. One-fourth of each stock option award that was approved in February 2010 was granted on each of March 1, June 1, September 1, and December 1, 2010. The options granted on March 1, June 1, September 1, and December 1, 2010, have an exercise price equal to the closing price per share on the grant date ($18.20 on March 1, $19.64 on June 1, $23.21 on September 1, and $26.49 on December 1, 2010). In February 2010, the Subcommittee also approved a total of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 1, 2010.

On January 4, 2010, each of our non-employee directors was automatically granted an option to purchase 20,000 shares of our common stock (for a total of 120,000 options) at an exercise price equal to $19.15 per share, the closing price per share of our common stock on December 31, 2009. Effective February 24, 2010, two additional non-employee directors were appointed to our Board and each was granted an option to purchase 50,000 shares of our common stock (for a total of 100,000 options) at an exercise price equal to $18.02, the closing price per share of our common stock on February 23, 2010. The exercise price of all stock options granted under the Non-Employee Director Plan during 2010 and prior years was equal to the closing price of our common stock on the trading day immediately prior to the date of grant.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On October 26, 2010, our Board of Directors approved an amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”). Prior to the adoption of the amendment, the Non-Employee Director Plan provided for (1) an initial automatic grant (the “Initial Grant”) of an option to purchase 50,000 shares of our common stock to each individual who was initially elected or appointed as a non-employee director of the Company and (2) an annual automatic grant (the “Annual Grant”) of an option to purchase 20,000 shares of our common stock to each non-employee director of the Company. The amendment to the Non-Employee Director Plan, among other things, (1) eliminated the Initial Grant and (2) replaced the Annual Grant with automatic quarterly grants, so that, commencing on the first trading day of March 2011, each non-employee director will receive an automatic grant of an option to purchase 5,000 shares of our common stock on the first trading day of each March, June, September, and December while the Non-Employee Director Plan is in effect, in lieu of the annual stock option award, at an exercise price equal to the closing price per share on the grant date.

No additional options may be issued under our other stock option plans (“Prior Plans”). Under our Prior Plans, stock options were granted with exercise prices equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant.

Stock Options

Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Stock options granted subsequent to 2008 have a term of 10 years from the first date of grant (i.e., all options granted in 2010 will expire on March 1, 2020) and vest in equal installments over four years commencing on June 1 of the year following the grant date (e.g., 25% of each option grant made in 2010 will vest on June 1, 2011). Stock options granted to non-employee directors have a term of 10 years from the date of grant and vest immediately upon grant.

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

The following table summarizes the assumptions used relating to the valuation of our stock options during 2010, 2009, and 2008:

	2010	2009	2008
Risk-free interest rate	1.18% - 4.87%	1.64% - 4.87%	3.24% - 4.87%
Expected dividend yield	—	—	—
Expected term	4 -7 years	4 -7 years	4 - 7 years
Expected volatility	20% - 52%	20% - 52%	20% - 40%

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes stock option activity during 2010:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	11.9	$17.09
Granted *	1.4	$21.36
Exercised	(3.1)	$16.25
Forfeited	(0.1)	$17.44
Expired	-	$-

Options outstanding at December 31	10.1	$17.92	5.9	$104.3

Options exercisable at December 31	7.1	$18.07	5.0	$71.9
Options available for future grants at December 31	9.3

*	The options granted during 2010, are primarily related to our employee quarterly stock option award grants in March, June, September, and December 2010, and our non-employee director annual stock option award grant in January 2010 and Initial Grant in February 2010.

The weighted average grant-date fair value of stock options granted and total intrinsic value of stock options exercised is summarized in the following table:

(In millions, except per option data)	December 31,
	2010	2009	2008
Weighted average grant-date fair value of stock options granted	$9.57	$7.30	$4.31
Total intrinsic value of stock options exercised	$24.8	$19.5	$0.3

Restricted Stock

Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards granted in 2008 vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Restricted stock awards granted subsequent to 2008 vest in equal installments over four years commencing on June 1 of the year following the grant date. Compensation cost for restricted stock awards is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible based on the closing price of our common stock on the date of grant.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes information about vested and unvested restricted stock for 2010:

	Restricted Stock
	Shares (in millions)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	0.3	$10.06
Granted **	0.2	$18.20
Vested	(0.1)	$10.07
Forfeited	-	$-

Nonvested at December 31	0.4	$13.78

**	The restricted stock awards granted during 2010 are primarily related to our employee annual restricted stock award grant in March 2010.

Compensation Expense

The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Operations:

	2010	2009	2008
Stock options(1)	$14.0	$12.5	$20.6
Restricted stock	1.9	1.0	0.4

Total stock-based compensation expense	$15.9	$13.5	$21.0

(1)

Stock-based compensation expense during 2008 includes $5.3 million of additional stock-based compensation expense that was recorded in the second quarter of 2008 to reflect the correction of our expense attribution method to accelerate stock-based compensation expense for employees who were or will become retirement-eligible prior to the stated vesting period of the award.

As of December 31, 2010, there was $13.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $9.8 million relates to stock options and $3.6 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.7 years.

11. INCOME TAXES

The components of the income tax provision (benefit) from continuing operations for the years ended December 31 are as follows:

	2010	2009	2008
Current:
Federal	$115.4	$47.2	$109.2
State	19.5	9.7	17.6
Federal and state deferred	13.2	73.3	(267.4)
Change in valuation allowance, net	(0.1)	—	0.1
Adjustments and settlements	(2.0)	(14.1)	(48.7)

Income tax provision (benefit)	$146.0	$116.1	$(189.2)

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the income tax provision (benefit) calculated using the statutory federal income tax rate to our income tax provision (benefit) from continuing operations for the years ended December 31 is as follows:

	2010	%	2009	%	2008	%
Income tax provision (benefit) at statutory rate of 35%	$133.4	35.0	$122.2	35.0	$(490.3)	35.0
Non-deductible expenses (income), net	1.5	0.4	(2.1)	(0.6)	347.6	(24.8)
State income taxes, net of federal benefit	13.9	3.6	12.0	3.4	(10.7)	0.8

	148.8	39.0	132.1	37.8	(153.4)	11.0
Change in valuation allowance, net	(0.1)	-	-	-	0.1	-
Adjustments and settlements	(2.0)	(0.5)	(14.0)	(4.0)	(35.7)	2.5
Other, net	(0.7)	(0.2)	(2.0)	(0.6)	(0.2)	-

Income tax provision (benefit)	$146.0	38.3	$116.1	33.2	$(189.2)	13.5

Deferred income tax asset and liability components at December 31 are as follows:

	2010	2009
Deferred income tax assets:
Inventory	$10.6	$12.4
Receivable reserves	5.4	5.6
Warranty, chargeback and self - insurance liabilities	38.3	42.5
Other accrued liabilities	47.6	35.7
Federal and state tax benefits	4.8	2.0
Stock-based compensation	21.6	17.9
Loss carryforwards—Federal and state	15.9	16.0
Other, net	11.9	7.7

	156.1	139.8

Valuation allowances	(7.4)	(7.5)
Deferred income tax liabilities:
Long-lived assets (intangibles and property)	(107.4)	(74.7)
Other, net	(4.8)	(10.2)

	(112.2)	(84.9)

Net deferred income tax assets	$36.5	$47.4

We had $60.0 million of current deferred income tax assets, $2.5 million of non-current deferred income tax assets, and $25.9 million of non-current deferred income tax liabilities at December 31, 2010, and $72.1 million of current deferred income tax assets and $24.6 million of non-current deferred income tax liabilities at December 31, 2009. Current deferred income tax assets are classified as Other Current Assets, non-current deferred income tax assets are classified as Other Assets, and non-current deferred income tax liabilities are classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.

Income taxes payable included in Other Current Liabilities totaled $10.7 million at December 31, 2010. Income taxes refundable included in Receivables, net, totaled $23.4 million at December 31, 2009.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At December 31, 2010, we had $283.4 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $5.3 million of state tax credits, all of which result in a deferred tax asset of $15.1 million and expire from 2011 through 2031. At December 31, 2010, we had $7.4 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the acquisition method of accounting.

During 2010, we recognized net tax benefits of $2.7 million related to the adjustment and resolution of certain income tax matters.

During 2009, we completed a restructuring of certain of our subsidiaries, a consequence of which was the elimination of a deferred tax liability of $12.7 million, which was reflected as a benefit in our tax provision for the three months ended December 31, 2009.

During 2008, our unrecognized tax benefits and associated accumulated interest and penalties were reduced by approximately $35 million (net of tax effect) as a result of the expiration of a statute of limitations in October 2008.

We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, the IRS is auditing the tax years from 2007 to 2008. This audit may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at January 1	$2.5	$9.6	$35.3
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	4.4	-	-
Reductions for tax positions of prior years	-	(6.8)	-
Reductions for expirations of statute of limitations	-	(0.3)	(25.5)
Settlements	-	-	(0.2)

Balance at December 31	$6.9	$2.5	$9.6

As of December 31, 2010, we have accumulated interest and penalties associated with these unrecognized tax benefits of $3.7 million, of which $0.5 million of interest was accrued during 2010. We additionally have a deferred tax asset of $4.8 million related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset is $5.7 million, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Assets and Other Liabilities in the Consolidated Balance Sheets.

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.3 million during 2010, $0.3 million during 2009, and $0.8 million during 2008 (each net of tax effect), of interest and no penalties as part of the provision for income taxes in the Consolidated Statements of Operations.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2011.

12. EARNINGS (LOSS) PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:

	2010	2009	2008
Weighted average common shares outstanding used to calculate basic earnings per share	156.9	176.5	177.8
Effect of dilutive stock-based awards	1.7	0.8	-

Weighted average common and common equivalent shares used to calculate diluted earnings per share	158.6	177.3	177.8

Anti-dilutive options totaling 2.9 million for the year ended December 31, 2010, and 8.1 million for the year ended December 31, 2009, have been excluded from the computation of diluted earnings per share. For year ended December 31, 2008, no options or restricted stock were included in the computation of diluted loss per share because we reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive.

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

We received proceeds (net of cash relinquished) of $13.0 million during 2010, $65.9 million during 2009, and $49.6 million during 2008 related to discontinued operations.

Changes in the number of stores not yet sold or closed in discontinued operations during 2010 are as follows:

Number of Stores Not Yet Sold or Closed in Discontinued Operations
Stores not yet sold or closed in discontinued operations at December 31, 2009	-
Classified as discontinued operations during 2010	4
Sold or closed during 2010	(4)

Stores not yet sold or closed in discontinued operations at December 31, 2010	-

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The accompanying Consolidated Financial Statements for all the periods presented have been adjusted to classify these stores as discontinued operations. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information in Note 20 below. Selected income statement data for our discontinued operations is as follows:

	2010	2009	2008
Total revenue	$40.5	$349.7	$1,049.7

Pre-tax loss from discontinued operations (1)	$(8.2)	$(15.6)	$(30.7)
Pre-tax loss on disposal of discontinued operations	(4.6)	(35.8)	(11.4)

	(12.8)	(51.4)	(42.1)
Income tax benefit	(4.1)	(16.3)	(11.3)

Loss from discontinued operations, net of income taxes	$(8.7)	$(35.1)	$(30.8)

(1)

Pre-tax loss from discontinued operations includes operational losses for stores in discontinued operations prior to closure, as well as carrying costs for items such as maintenance, security, rent, and landscaping, among others, for real estate we have not yet sold related to stores that have been closed.

A summary of the total assets and liabilities of discontinued operations included in Other Current Assets and Other Current Liabilities is as follows:

	December 31, 2010 (2)	December 31, 2009
Inventory	$-	$15.9
Other current assets	0.8	3.5
Property and equipment, net	53.8	93.8
Goodwill	2.0	6.2
Other non-current assets	0.2	0.3

Total assets	$56.8	$119.7

Vehicle floorplan payable-trade	$-	$9.3
Vehicle floorplan payable-non-trade	-	4.1
Other current liabilities	2.1	7.9

Total liabilities	$2.1	$21.3

(2)

The assets and liabilities remaining in discontinued operations at December 31, 2010, primarily represent real estate we have not yet sold related to stores that have been closed, as well as other miscellaneous items that are in the process of being settled or otherwise disposed.

Responsibility for our vehicle floorplan payable at the time of divestiture is assumed by the buyer. Cash received from business divestitures is net of vehicle floorplan payable assumed by the buyer.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14. ACQUISITIONS

We acquired five automotive retail franchises and related assets during 2010, one in 2009, and three in 2008. We paid in cash $73.1 million in 2010, $0.2 million in 2009, and $32.2 million in 2008 for these automotive retail acquisitions. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for the business combinations in 2010 are tentative and subject to final adjustment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates for the five automotive retail franchises acquired during 2010:

(in millions)

Inventory	$18.5
Property and equipment	30.2
Goodwill	18.9
Franchise rights-indefinite lived	21.5
Other assets	2.2
Vehicle floorplan payable-non-trade	(16.1)
Other liabilities	(2.1)

Cash used in business acquisitions, net of cash acquired	$73.1

The $18.9 million of goodwill was assigned to the Import segment. We anticipate that substantially all of the goodwill recorded in 2010 will be deductible for federal income tax purposes.

The pro forma consolidated statements of operations as if the results of these acquisitions had been included in our consolidated results for the entire years ended December 31, 2010 and 2009, would not have been materially different from our reported consolidated statements of operations for these periods.

15. RELATED PARTY TRANSACTIONS

It is our policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third-party.

In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquires 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. Also a party to both the Honda and Toyota Agreements is ESL, our largest shareholder. As of February 8, 2011, ESL beneficially owned approximately 54% of the outstanding shares of our common stock.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between Toyota and the Company in the event that ESL acquires 50% or more of our common stock. ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within nine (9) months or its voting interest will be limited to 25%, and if ESL does not divest such shares within eighteen (18) months, it will lose all voting rights until it divests such shares. The terms and conditions of the Toyota Agreement will only apply at such time and for so long as ESL owns more than 50% of our common stock, and, pursuant to an amendment to the original Toyota Agreement, will terminate on December 31, 2011, with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions, and Toyota shall not unreasonably withhold or delay its consent thereto.

We have also entered into separate letter agreements with certain other manufacturers that eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. ESL is not a party to any of those agreements.

There were no other material transactions with related parties in the years ended December 31, 2010, 2009, or 2008.

16. CASH FLOW INFORMATION

We consider all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.

We made interest payments of $86.6 million in 2010, $80.5 million in 2009, and $178.2 million in 2008 including interest on vehicle inventory financing. We made income tax payments of $88.0 million in 2010, $58.2 million in 2009, and $99.9 million in 2008.

17. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

•

Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices, with unrealized gains and losses included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets. The carrying amount and fair value of our investments in marketable securities totaled $1.8 million at December 31, 2010, and $3.1 million at December 31, 2009.

•

Fixed rate debt: Our fixed rate debt consists primarily of amounts outstanding under our senior unsecured notes and mortgages. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability and we estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments. A summary of the carrying values and fair values of our 7% Senior Notes due 2014, 6.75% Senior Notes due 2018, mortgage facility, and capital leases and other long-term debt are as follows:

(in millions)	December 31, 2010	December 31, 2009
Carrying value	$635.3	$366.5
Fair value	$644.1	$353.3

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

Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination. The fair values less costs to sell of long-lived assets or disposal groups held for sale are assessed each reporting period they remain classified as held for sale. Subsequent changes in the held for sale long-lived asset’s or disposal group’s fair value less cost to sell (increase or decrease) are reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale.

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the year ended December 31, 2010:

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$3.7	$(0.6)
Long-lived assets held for sale:
Continuing operations	$17.2	$(2.5)
Discontinued operations	32.6	(3.4)

Total long-lived assets held for sale	$49.8	$(5.9)

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2010, no impairment charge was recorded for the carrying value of goodwill or franchise rights in accordance with accounting guidance for goodwill and other intangible assets. See Note 5 of the Notes to Consolidated Financial Statements for information on how fair value measurements are derived for our goodwill and franchise rights.

In accordance with the provisions of accounting guidance for the impairment or disposal of long-lived assets, during 2010, long-lived assets held and used in continuing operations with a carrying amount of $4.3 million were written down to their fair value of $3.7 million, resulting in a non-cash impairment charge of $0.6 million, which was included in Other Expenses (Income), Net in our Consolidated Statements of Operations, of which $0.4 million was reflected as a component of Import Segment Income and $0.2 million was reflected as a component of Domestic Segment Income of our segment information.

During 2010, long-lived assets held for sale in continuing operations with a carrying amount of $9.4 million were written down to their fair value of $5.9 million, resulting in a non-cash impairment charge of $3.5 million. Additionally, an adjustment of $1.0 million was recorded to long-lived assets held for sale with a carrying amount of $10.3 million as a result of an increase in the asset group’s fair value. The adjustment was limited to the carrying amount of $11.3 million at the time the long-lived asset group was initially classified as held for sale. These amounts were included in Other Expenses (Income), Net in our Consolidated Statements of Operations and as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information.

During 2010, long-lived assets held for sale in discontinued operations with a carrying amount of $28.9 million were written down to their fair value of $25.1 million, resulting in a non-cash impairment charge of $3.8 million. Additionally, an adjustment of $0.4 million was recorded to long-lived assets held for sale in discontinued operations with a carrying amount of $7.1 million to increase the asset group’s carrying amount to its fair value of $7.5 million. These amounts were related to certain of our discontinued operations stores and were included in Loss from Discontinued Operations in the Consolidated Statements of Operations.

The fair value measurements for our long-lived assets were based on Level 3 inputs obtained from third-party real estate valuation sources.

18. BUSINESS AND CREDIT CONCENTRATIONS

We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. In 2010, approximately 45% of our new vehicle revenue was generated by our stores in California and Florida. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $127.8 million at December 31, 2010, and $102.9 million at December 31, 2009. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We are subject to a concentration of risk in the event of financial distress of a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler. In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In connection with these bankruptcies, we closed certain of our Chrysler and General Motors dealerships, the operating results of which were not material to our consolidated financial statements. Our business could be materially adversely impacted by another bankruptcy of a major vehicle manufacturer or related lender.

Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2010, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	2010	2009	2008
Balance - January 1	$48.7	$61.0	$62.5
Add: Provisions	29.6	28.1	49.8
Deduct: Chargebacks	(35.8)	(40.4)	(51.3)

Balance - December 31	$42.5	$48.7	$61.0

20. SEGMENT INFORMATION

At December 31, 2010, 2009, and 2008, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

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

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reportable segment revenues, segment income (loss), floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Revenues:
Domestic	$4,111.3	$3,380.5	$4,247.6
Import	4,708.4	4,103.8	5,251.8
Premium Luxury	3,509.0	3,073.1	3,629.5
Corporate and other	132.3	108.6	109.8

Total revenues	$12,461.0	$10,666.0	$13,238.7

	Years Ended December 31,
	2010	2009	2008
Segment income (loss)*:
Domestic	$152.7	$101.4	$108.7
Import	199.5	175.4	185.2
Premium Luxury	208.4	175.5	183.7
Corporate and other	(106.5)	(80.0)	(1,838.5)

Total segment income (loss)	454.1	372.3	(1,360.9)
Other interest expense	(56.1)	(42.6)	(89.4)
Loss on debt extinguishment	(19.6)	-	-
Gain on senior note repurchases	-	13.0	51.3
Interest income	1.4	1.1	2.2
Other gains (losses), net	1.5	5.4	(4.7)

Income (loss) from continuing operations before income taxes	$381.3	$349.2	$(1,401.5)

*Segment income (loss) is defined as operating income (loss) less floorplan interest expense.

	Years Ended December 31,
	2010	2009	2008
Floorplan interest expense:
Domestic	$19.3	$15.4	$33.7
Import	12.9	10.1	30.4
Premium Luxury	9.0	9.3	19.6
Corporate and other	1.3	0.9	(3.9)

Total floorplan interest expense	$42.5	$35.7	$79.8

	Years Ended December 31,
	2010	2009	2008
Depreciation and amortization:
Domestic	$20.3	$21.0	$21.6
Import	20.0	19.6	19.8
Premium Luxury	17.8	17.7	16.6
Corporate and other	18.7	18.4	26.0

Total depreciation and amortization	$76.8	$76.7	$84.0

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Years Ended December 31,
	2010	2009
Assets:
Domestic	$1,447.7	$1,227.4
Import	1,522.6	1,239.2
Premium Luxury	1,176.0	1,023.9
Corporate and other:
Goodwill	1,142.1	1,122.8
Franchise rights	199.1	173.4
Other Corporate and other assets	486.7	620.6

Total assets	$5,974.2	$5,407.3

	Years Ended December 31,
	2010	2009	2008
Capital expenditures:
Domestic	$23.2	$10.6	$25.0
Import	44.9	11.7	48.2
Premium Luxury	74.1	45.0	32.6
Corporate and other	19.6	8.1	4.4

Total capital expenditures	$161.8	$75.4	$110.2

21. QUARTERLY INFORMATION (UNAUDITED)

Our operations generally experience higher volumes of vehicle sales and service in the second and third quarters of each year in part due to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter weather conditions. Accordingly, we expect revenue and operating results generally to be lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, and actual or threatened severe weather events.

AUTONATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 2010 and 2009.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2010	$2,836.6	$3,104.3	$3,273.9	$3,246.2
	2009	$2,388.8	$2,592.2	$2,891.0	$2,794.0

Gross profit (1)	2010	$508.4	$529.2	$545.4	$544.5
	2009	$454.2	$472.9	$509.6	$473.1

Operating income (1)	2010	$115.1	$126.0	$120.9	$134.6
	2009	$93.7	$101.0	$118.0	$95.3

Income from continuing operations (1)	2010	$58.8	$50.0	$58.5	$68.0
	2009	$51.9	$54.1	$64.4	$62.7

Net income (1)	2010	$55.2	$47.2	$56.9	$67.3
	2009	$34.6	$36.7	$65.0	$61.7

Basic earnings per share from continuing operations (1) (2)	2010	$0.34	$0.31	$0.40	$0.46
	2009	$0.29	$0.30	$0.36	$0.36

Diluted earnings per share from continuing operations (1) (2)	2010	$0.34	$0.31	$0.39	$0.45
	2009	$0.29	$0.30	$0.36	$0.36

(1)

During the fourth quarter of 2010, we achieved certain manufacturer incentive program goals. As a result, we were able to recognize certain performance-based manufacturer incentives, primarily related to premium luxury vehicles previously sold, which favorably impacted gross profit by $13.1 million and operating income by $11.8 million.

(2)

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

We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 99 of our 206 stores as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of AutoNation” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.

We have adopted a Code of Business Ethics applicable to all employees. In addition, we have adopted a Code of Ethics for Senior Officers applicable to our principal executive officer, principal financial officer, principal accounting officer, and other senior officers and a Code of Ethics for Directors applicable to our directors. These codes are available on our Investor Relations website at corp.autonation.com/investors. In the event that we amend or waive any of the provisions of the Code of Ethics for Senior Officers that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website.

The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December  31, 2010.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December  31, 2010.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December  31, 2010.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The Consolidated Financial Statements of AutoNation are set forth in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed, furnished or incorporated by reference as part of this Form 10-K.

Certain of the agreements listed as exhibits to this Form 10-K (including the exhibits to such agreements), which have been filed to provide investors with information regarding their terms, contain various representations, warranties, and covenants of AutoNation, Inc. and the other parties thereto. They are not intended to provide factual information about any of the parties thereto or any subsidiaries of the parties thereto. The assertions embodied in those representations, warranties, and covenants were made for purposes of each of the agreements, solely for the benefit of the parties thereto. In addition, certain representations and warranties were made as of a specific date, may be subject to a contractual standard of materiality different from what a security holder might view as material, or may have been made for purposes of allocating contractual risk among the parties rather than establishing matters as facts. Investors should not view the representations, warranties, and covenants in the agreements (or any description thereof) as disclosures with respect to the actual state of facts concerning the business, operations, or condition of any of the parties to the agreements (or their subsidiaries) and should not rely on them as such. In addition, information in any such representations, warranties, or covenants may change after the dates covered by such provisions, which subsequent information may or may not be fully reflected in the public disclosures of the parties. In any event, investors should read the agreements together with the other information concerning AutoNation, Inc. contained in reports and statements that we file with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTONATION, INC.
(Registrant)

By:	/s/ MICHAEL J. JACKSON
Michael J. Jackson, Chairman of the
Board and Chief Executive Officer
February 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON Michael J. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 14, 2011

/S/ MICHAEL J. SHORT Michael J. Short	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2011

/S/ MICHAEL J. STEPHAN Michael J. Stephan	Vice President – Corporate Controller (Principal Accounting Officer)	February 14, 2011

/S/ ROBERT J. BROWN	Director	February 14, 2011
Robert J. Brown

/S/ RICK L. BURDICK Rick L. Burdick	Director	February 14, 2011

/S/ WILLIAM C. CROWLEY William C. Crowley	Director	February 14, 2011

/S/ DAVID B. EDELSON David B. Edelson	Director	February 14, 2011

/S/ ROBERT R. GRUSKY Robert R. Grusky	Director	February 14, 2011

/S/ MICHAEL LARSON	Director	February 14, 2011
Michael Larson

/S/ MICHAEL E. MAROONE Michael E. Maroone	Director, President and Chief Operating Officer	February 14, 2011

/S/ CARLOS A. MIGOYA Carlos A. Migoya	Director	February 14, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99

3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	2/3/11

4.1	Indenture, dated April 12, 2006 (the “2006 Indenture”), relating to the issuance of $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014.	8-K	001-13107	4.1	4/28/06

4.2	Supplemental Indenture, dated August 17, 2006, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	S-4	333-136949	4.7	8/29/06

4.3	Supplemental Indenture, dated January 24, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.9	2/28/08

4.4	Supplemental Indenture, dated March 19, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.10	2/28/08

4.5	Supplemental Indenture, dated October 18, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.11	2/28/08

4.6	Supplemental Indenture, dated March 11, 2008, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.2	4/25/08

4.7	Supplemental Indenture, dated August 12, 2008, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.1	11/7/08

4.8	Supplemental Indenture, dated February 6, 2009, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.1	4/24/09

4.9	Supplemental Indenture, dated February 8, 2010, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.9	2/17/10

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date

4.10	Supplemental Indenture, dated April 14, 2010, amending the 2006 Indenture to eliminate substantially all of the restrictive covenants and certain events of default and shorten the notice periods required to undertake an optional redemption.	8-K	001-13107	4.3	4/15/10

4.11	Form of floating rate senior unsecured notes due 2013 (included in Exhibit 4.1).	8-K	001-13107	4.1	4/28/06

4.12	Form of 7% senior unsecured notes due 2014 (included in Exhibit 4.1).	8-K	001-13107	4.1	4/28/06

4.13	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10

4.14	Supplemental Indenture to 2010 Indenture, dated April 14, 2010, relating to the Company’s 6.75% Senior Notes due 2018.	8-K	001-13107	4.2	4/15/10

4.15	Form of 6.75% Senior Notes due 2018 (included in Exhibit 4.14).	8-K	001-13107	4.2	4/15/10

4.16	First Amendment, dated April 12, 2006, to Five-year Credit Agreement, dated July 14, 2005, amending and restating the Five-year Credit Agreement (the “Amended Credit Agreement”).	8-K	001-13107	10.1	4/28/06

4.17	Second Amendment, dated July 18, 2007, to the Amended Credit Agreement.	10-Q	001-13107	4.1	10/25/07

4.18	Third Amendment, dated March 26, 2008, to the Amended Credit Agreement.	10-Q	001-13107	4.1	4/25/08

4.19	Fourth Amendment, dated April 14, 2010, to the Amended Credit Agreement.	10-Q	001-13107	10.1	7/22/10

4.20	Registration Rights Agreement dated April 12, 2006, between AutoNation, the Guarantors named therein and the Initial Purchasers named therein, relating to the $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014.	S-4	333-136949	4.10	8/29/06

10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date.	10-Q	001-13107	10.2	8/14/00

10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99

10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date

10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07

10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07

10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-170737	10.1	11/19/10

10.7	Employment Agreement dated July 20, 2010, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer.	10-Q	001-13107	10.4	7/22/10

10.8	Employment Agreement dated July 20, 2010, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.	10-Q	001-13107	10.5	7/22/10

10.9	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07

10.10	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.4	10/28/10

10.11	Form of Waiver, dated May 19, 2010, relating to the AutoNation, Inc. Non-Employee Director Stock Option Plans, executed by each of the Company’s non-employee directors.	10-Q	001-13107	10.3	07/22/10

10.12	AutoNation, Inc. Senior Executive Incentive Bonus Plan.	10-K	001-13107	10.18	2/28/07

10.13	AutoNation, Inc. 2008 Employee Equity and Incentive Plan.	10-Q	001-13107	10.1	4/25/08

10.14	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock options plans other than the 2008 Employee Equity and Incentive Plan.	10-K	001-13107	10.12	2/24/05

10.15	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.16	2/17/09

10.16	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.17	2/17/09

10.17	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.4	4/24/09

10.18	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.5	4/24/09

10.19	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date

10.20	Toyota Agreement, dated January 28, 2009 (the “Toyota Agreement”), among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.2	1/29/09

10.21	ESL Agreement, dated January 28, 2009, between AutoNation, Inc. and ESL Investments, Inc. (on behalf of itself and certain investment affiliates of ESL Investments, Inc.)	8-K	001-13107	10.3	1/29/09

10.22	Extension Agreement, dated November 23, 2009, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.2	11/24/09

10.23	Amendment, dated April 23, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc., amending the Toyota Agreement.	10-Q	001-13107	10.4	04/23/10

10.24	Second Extension Agreement, dated December 16, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.4	12/17/10

10.25	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of AutoNation, Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Exhibits 10.1 through 10.18 are management contracts or compensatory plans, contracts, or arrangements.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.