Form 10-Q
period 2011-03-31
AUTONATION, INC.
filed 2011-04-26
CIK 350698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 21, 2011, the registrant had 147,887,441 shares of common stock outstanding.

AUTONATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84.3	$95.1
Receivables, net	425.5	462.0
Inventory	1,731.7	1,867.0
Other current assets	209.3	205.0

Total Current Assets	2,450.8	2,629.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $708.0 million and $689.6 million, respectively	1,880.4	1,838.0
GOODWILL (Note 4)	1,171.6	1,142.1
OTHER INTANGIBLE ASSETS, NET (Note 4)	216.5	202.0
OTHER ASSETS	170.1	163.0

Total Assets	$5,889.4	$5,974.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,198.9	$1,379.9
Vehicle floorplan payable - non-trade	453.2	486.5
Accounts payable	211.9	164.0
Notes payable and current maturities of long-term obligations	8.2	8.1
Other current liabilities	377.9	360.9

Total Current Liabilities	2,250.1	2,399.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,328.7	1,340.6
DEFERRED INCOME TAXES	30.5	25.9
OTHER LIABILITIES	141.5	129.4
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at March 31, 2011, and December 31, 2010, including shares held in treasury	1.6	1.6
Additional paid-in capital	11.0	2.0
Retained earnings	2,434.6	2,365.2
Treasury stock, at cost; 14,940,969 and 15,197,680 shares held, respectively	(308.6)	(289.9)

Total Shareholders’ Equity	2,138.6	2,078.9

Total Liabilities and Shareholders’ Equity	$5,889.4	$5,974.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share data)

	December 31,	December 31,
	Three Months Ended March 31,
	2011	2010
Revenue:
New vehicle	$1,785.1	$1,460.5
Used vehicle	831.4	731.6
Parts and service	570.0	537.5
Finance and insurance, net	110.7	95.3
Other	13.9	11.7

TOTAL REVENUE	3,311.1	2,836.6

Cost of Sales:
New vehicle	1,659.8	1,357.5
Used vehicle	753.3	665.2
Parts and service	325.5	300.7
Other	6.3	4.8

TOTAL COST OF SALES	2,744.9	2,328.2

Gross Profit:
New vehicle	125.3	103.0
Used vehicle	78.1	66.4
Parts and service	244.5	236.8
Finance and insurance	110.7	95.3
Other	7.6	6.9

TOTAL GROSS PROFIT	566.2	508.4

Selling, general, and administrative expenses	407.7	373.4
Depreciation and amortization	20.7	18.9
Other expenses (income), net	(2.2)	1.0

OPERATING INCOME	140.0	115.1
Floorplan interest expense	(11.2)	(9.6)
Other interest expense	(16.3)	(9.0)
Interest income	0.3	0.2
Other gains (losses), net	1.7	(0.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	114.5	96.6
INCOME TAX PROVISION	44.2	37.8

NET INCOME FROM CONTINUING OPERATIONS	70.3	58.8
Loss from discontinued operations, net of income taxes	(0.9)	(3.6)

NET INCOME	$69.4	$55.2

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.47	$0.34
Discontinued operations	$(0.01)	$(0.02)
Net income	$0.47	$0.32
Weighted average common shares outstanding	149.1	170.7

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.46	$0.34
Discontinued operations	$(0.01)	$(0.02)
Net income	$0.46	$0.32
Weighted average common shares outstanding	151.8	171.7

COMMON SHARES OUTSTANDING, net of treasury stock	148.6	169.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In millions, except share data)

	Variance	Variance	Variance	Variance	Variance	Variance
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2010	163,562,149	$1.6	$2.0	$2,365.2	$(289.9)	$2,078.9
Net income	-	-	-	69.4	-	69.4
Repurchases of common stock	-	-	-	-	(58.9)	(58.9)
Stock-based compensation expense	-	-	5.9	-	-	5.9
Shares awarded under stock-based compensation plans, including income tax benefit of $11.4	-	-	3.1	-	40.2	43.3

BALANCE AT MARCH 31, 2011	163,562,149	$1.6	$11.0	$2,434.6	$(308.6)	$2,138.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	December 31,	December 31,
	Three Months Ended March 31,
	2011	2010
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$69.4	$55.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.9	3.6
Depreciation and amortization	20.7	18.9
Amortization of debt issuance costs and discounts	1.1	0.6
Stock-based compensation expense	5.9	6.0
Deferred income tax provision	3.0	4.6
Non-cash impairment charges	-	0.7
Net loss (gain) on asset sales and dispositions	(1.7)	0.3
Other	(2.2)	0.5
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	36.0	2.7
Inventory	147.6	(107.6)
Other assets	(9.3)	3.8
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(181.2)	65.4
Accounts payable	47.6	15.5
Other liabilities	15.6	0.1

Net cash provided by continuing operations	153.4	70.3
Net cash provided by (used in) discontinued operations	0.1	(0.9)

Net cash provided by operating activities	153.5	69.4

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(24.7)	(14.0)
Proceeds from the sale of property and equipment	1.1	-
Insurance recoveries on property and equipment	-	1.8
Cash used in business acquisitions, net of cash acquired	(64.2)	(12.5)
Proceeds from the sale of restricted investments	-	0.8
Cash received from business divestitures, net of cash relinquished	1.2	2.9
Other	(2.0)	-

Net cash used in continuing operations	(88.6)	(21.0)
Net cash provided by (used in) discontinued operations	0.1	(0.3)

Net cash used in investing activities	(88.5)	(21.3)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Continued)

	December 31,	December 31,
	Three Months Ended March 31,
	2011	2010
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(58.9)	(37.3)
Proceeds from revolving credit facilities	65.0	-
Payment of revolving credit facilities	(80.0)	-
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(43.1)	(23.3)
Payments of mortgage facilities	(1.9)	(1.8)
Payments of long-term debt	(0.2)	(0.1)
Proceeds from the exercise of stock options	31.9	0.2
Tax benefit from stock-based awards	11.4	0.1

Net cash used in continuing operations	(75.8)	(62.2)
Net cash provided by discontinued operations	-	1.2

Net cash used in financing activities	(75.8)	(61.0)

DECREASE IN CASH AND CASH EQUIVALENTS	(10.8)	(12.9)
CASH AND CASH EQUIVALENTS at beginning of period	95.1	173.5

CASH AND CASH EQUIVALENTS at end of period	$84.3	$160.6

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share data)

1.	INTERIM FINANCIAL STATEMENTS

Business and Basis of Presentation

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2011, we owned and operated 243 new vehicle franchises from 209 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), including the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, are as follows:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
Trade receivables	$89.6	$89.8
Manufacturer receivables	113.3	127.8
Other	31.6	37.5

	234.5	255.1
Less: Allowances	(3.6)	(3.7)

	230.9	251.4
Contracts-in-transit and vehicle receivables	194.6	210.6

Receivables, net	$425.5	$462.0

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory are as follows:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
New vehicles	$1,299.5	$1,479.6
Used vehicles	313.8	271.8
Parts, accessories, and other	118.4	115.6

	$1,731.7	$1,867.0

The components of vehicle floorplan payables are as follows:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
Vehicle floorplan payable - trade	$1,198.9	$1,379.9
Vehicle floorplan payable - non-trade	453.2	486.5

	$1,652.1	$1,866.4

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

Our vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.5% for the three months ended March 31, 2011, and 2.7% for the three months ended March 31, 2010. At March 31, 2011, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $200.0 million, of which $83.4 million had been borrowed. The remaining borrowing capacity of $116.6 million was limited to $70.9 million based on the eligible used vehicle inventory that could have been pledged as collateral. At March 31, 2011, the aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.7 billion, of which $1.7 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets, net, consist of the following:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
Goodwill	$1,171.6	$1,142.1

Franchise rights - indefinite-lived	$212.6	$199.1
Other intangibles	6.8	5.6

	219.4	204.7
Less: accumulated amortization	(2.9)	(2.7)

Other intangibles assets, net	$216.5	$202.0

Goodwill

Goodwill is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We are scheduled to complete our annual impairment test as of April 30, 2011.

Intangible Assets

Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. We are scheduled to complete our annual impairment test as of April 30, 2011.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
7% Senior Notes due 2014	$14.7	$14.7
6.75% Senior Notes due 2018	394.5	394.4
Term loan facility due 2012	54.0	54.0
Term loan facility due 2014	479.4	479.4
Revolving credit facility due 2012	14.7	16.1
Revolving credit facility due 2014	150.3	163.9
Mortgage facility (1)	217.3	219.2
Other debt due from 2011 to 2025	12.0	7.0

	1,336.9	1,348.7

Less: current maturities	(8.2)	(8.1)

Long-term debt, net of current maturities	$1,328.7	$1,340.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Senior Unsecured Notes and Amended Credit Agreement

At March 31, 2011, we had outstanding $394.5 million of 6.75% Senior Notes due 2018. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.

At March 31, 2011, we had outstanding $14.7 million of 7% Senior Notes due 2014. Interest on the 7% Senior Notes due 2014 is payable on April 15 and October 15 of each year. The 7% Senior Notes due 2014 may be redeemed by us currently at 101.75% of principal and at 100% of principal on or after April 15, 2012.

Under our amended credit agreement, we have a $533.4 million term loan facility and a $638.6 million revolving credit facility. The term loan facility is bifurcated into a $54.0 million tranche due July 18, 2012 (the “non-extended term loan facility”) and a $479.4 million tranche due July 18, 2014 (the “extended term loan facility”). The revolving credit facility is bifurcated into a $57.0 million tranche due July 18, 2012 (the “non-extended revolving credit facility”) and a $581.6 million tranche due July 18, 2014 (the “extended revolving credit facility”).

As of March 31, 2011, we had borrowings outstanding of $14.7 million under the non-extended revolving credit facility and $150.3 million under the extended revolving credit facility. We have a $200 million letter of credit sublimit as part of our revolving credit facilities. The amount available to be borrowed under the revolving credit facilities is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $59.7 million at March 31, 2011, leaving an additional borrowing capacity in the aggregate under both the non-extended and extended revolving credit facilities of $413.9 million at March 31, 2011.

Our non-extended term loan facility provides for various interest rates generally at LIBOR plus 0.875%. Our non-extended revolving credit facility provides for a 0.15% facility fee and various interest rates on borrowings generally at LIBOR plus 0.725%.

Our extended term loan facility provides for various interest rates generally at LIBOR plus 2.25%, and our extended revolving credit facility provides for a commitment fee on undrawn amounts of 0.50% and various interest rates on borrowings generally at LIBOR plus 2.25%.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The credit spread charged for our non-extended term loan and revolving credit facilities is impacted by our senior unsecured credit ratings.

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

Other Debt

At March 31, 2011, we had $217.3 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due November 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

Restrictions and Covenants

Our amended credit agreement, the indenture for our 6.75% Senior Notes due 2018, our vehicle floorplan facilities, and our mortgage facility contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

Under our amended credit agreement we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the amended credit agreement, the maximum capitalization ratio is 60% and the maximum leverage ratio is 3.25x. In calculating our leverage ratio, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Under the terms of our amended credit agreement, at March 31, 2011, our leverage ratio and capitalization ratio were as follows:

	March 31, 2011
	Requirement	Actual
Leverage ratio	< 3.25x	2.27
Capitalization ratio	< 60%	45.0%

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

Income taxes refundable are included in Receivables, Net, and income taxes payable are included in Other Current Liabilities in our Unaudited Condensed Consolidated Financial Statements. Income taxes refundable (payable) totaled the following at March 31, 2011 and December 31, 2010:

	December 31,	December 31,
(In millions)	March 31, 2011	December 31, 2010
Income taxes refundable (payable)	$(35.4)	$(10.7)

We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

7.	SHAREHOLDERS’ EQUITY

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	December 31,	December 31,
	Three Months Ended March 31,
(In millions, except per share data)	2011	2010
Shares repurchased	1.8	2.1
Aggregate purchase price	$58.8	$37.2
Average purchase price per share	$32.84	$17.91

As of March 31, 2011, $174.4 million remained available for share repurchases under the share repurchase program approved by our Board of Directors.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

	December 31,	December 31,
	Three Months Ended March 31,
	2011	2010
Shares issued	1.9 million	20,600
Proceeds from exercise of stock options	$31.9 million	$226,881
Average exercise price per share	$16.86	$11.01

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock:

	December 31,	December 31,
	Three Months Ended March 31,
	2011	2010
Shares issued	163,892	188,740
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	8,289	8,224

8.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in millions)	2011	2010
Weighted average common shares outstanding used in calculating basic earnings per share	149.1	170.7
Effect of dilutive stock-based awards	2.7	1.0

Weighted average common and common equivalent shares used in calculating diluted earnings per share	151.8	171.7

A summary of anti-dilutive options excluded from the computation of diluted earnings per share follows:

	December 31,	December 31,
	Three Months Ended March 31,
(In millions)	2011	2010
Anti-dilutive options excluded from the computation of diluted earnings per share	0.3	6.3

9.	ACQUISITIONS

We acquired one automotive retail franchise and related assets during the three months ended March 31, 2011, for which we paid in cash $64.2 million. We acquired two automotive retail franchises during the three months ended March 31, 2010, for which we paid in cash $12.5 million.

The acquisition that occurred during the three months ended March 31, 2011 was not material to our financial condition or results of operations. Additionally, the pro forma consolidated income statements as if the results of this acquisition had been included in our consolidated results for the entire three month periods ended March 31, 2011 and 2010, would not have been materially different from our reported consolidated income statements for these periods.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	COMMITMENTS AND CONTINGENCIES

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

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2011 to 2034 are approximately $69 million at March 31, 2011. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2011. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

At March 31, 2011, surety bonds, letters of credit, and cash deposits totaled $91.7 million, including $59.7 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	DISCONTINUED OPERATIONS

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

We received proceeds (net of cash relinquished) of $1.2 million during the three months ended March 31, 2011, and $2.9 million during the same period in 2010 related to discontinued operations.

As of March 31, 2011, we had assets held for sale of $56.4 million in discontinued operations, primarily related to real estate we have not yet sold related to stores that have been closed. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information.

12.	SEGMENT INFORMATION

At March 31, 2011 and 2010, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reportable segment revenues and segment income (loss) are as follows (in millions):

	December 31,	December 31,
	Three Months Ended March 31,
	2011	2010
Revenues:
Domestic	$1,096.3	$910.6
Import	1,297.3	1,071.6
Premium Luxury	878.4	822.9
Corporate and other	39.1	31.5

Total revenues	$3,311.1	$2,836.6

	Three Months Ended March 31,
	2011	2010
Segment income (loss)*:
Domestic	$42.9	$32.0
Import	57.5	50.2
Premium Luxury	55.2	46.8
Corporate and other	(26.8)	(23.5)

Total segment income	128.8	105.5

Other interest expense	(16.3)	(9.0)
Interest income	0.3	0.2
Other gains (losses), net	1.7	(0.1)

Income from continuing operations before income taxes	$114.5	$96.6

*	Segment income (loss) is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS

We are subject to a concentration of risk in the event of financial distress of a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler. Our business could be materially adversely impacted by a bankruptcy of a major vehicle manufacturer or related lender.

The earthquake and tsunami that struck Japan on March 11, 2011 have caused significant production and supply chain disruptions which have resulted in significantly reduced new vehicle production by Japanese manufacturers, both in and outside of Japan. Based on currently available information as of April 26, 2011, we expect significant reductions in new vehicle shipments from the Japanese manufacturers through the end of 2011, with the resumption of normal shipment levels in early 2012. The duration and severity of these disruptions, and the resulting impact on our business, are uncertain at this time, and there can be no assurance that the disruptions will not have a material adverse impact on our new vehicle sales and/or results of operations. In 2010, approximately 52% of the new vehicles we sold were made by Japanese manufacturers, and approximately two-thirds of those units were assembled in North America (the remaining approximately one-third of those units were assembled in Japan).

We had receivables from manufacturers or distributors of $113.3 million at March 31, 2011, and $127.8 million at December 31, 2010. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2011, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	FAIR VALUE MEASUREMENTS

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

•

Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices. The carrying amount and fair value of our investments in marketable securities totaled $1.8 million at March 31, 2011 and December 31, 2010.

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

	December 31,	December 31,
	March 31,	December 31,
	2011	2010
Carrying value	$638.5	$635.3
Fair value	$659.4	$644.1

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During the three months ended March 31, 2011, no impairment charges were recorded for the carrying value of goodwill or franchise rights in accordance with accounting guidance for goodwill and other intangible assets. See Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for information on how fair value measurements are derived for our goodwill and franchise rights.

During the three months ended March 31, 2011, no impairment charges were recorded for the carrying value of long-lived assets held and used, or long-lived assets held for sale in continuing operations or discontinued operations.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2011, we owned and operated 243 new vehicle franchises from 209 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 31 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 91% of the new vehicles that we sold during the three months ended March 31, 2011, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes, BMW, and Chrysler.

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

At March 31, 2011, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

For the three months ended March 31, 2011, new vehicle sales accounted for approximately 54% of our total revenue, but approximately 22% of our total gross profit. Used vehicle sales accounted for approximately 25% of our total revenue, and approximately 14% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of our total revenue for the three months ended March 31, 2011, contributed approximately 63% of our total gross profit for the same period.

Results of Operations

During the three months ended March 31, 2011, we had net income from continuing operations of $70.3 million or $0.46 per share on a diluted basis, as compared to net income from continuing operations of $58.8 million or $0.34 per share on a diluted basis during the same period in 2010.

Market Conditions

In the first quarter of 2011, the seasonally adjusted annual rate (“SAAR”) of industry new vehicle sales in the United States was 13.0 million, an increase of 18% as compared to the new vehicle SAAR of 11.0 million in the first quarter of 2010.

The earthquake and tsunami that struck Japan on March 11, 2011 have caused significant production and supply chain disruptions which have resulted in significantly reduced new vehicle production by Japanese manufacturers, both in and outside of Japan. Based on currently available information as of April 26, 2011, we expect significant reductions in new vehicle shipments from the Japanese manufacturers through the end of 2011, with the resumption of normal shipment levels in early 2012. In 2010, approximately 52% of the new vehicles we sold were made by Japanese manufacturers.

While we believe that market conditions, including consumer demand for vehicles, are improving, due to the supply constraints caused by the reduced production and vehicle shipments from the Japanese manufacturers, we now expect lower new vehicle sales than anticipated in the second half of 2011. Accordingly, we have revised our planning assumption for 2011 full-year industry new vehicle sales in the United States downward from 12.8 million units to the mid-12 million unit level. However, the duration and severity of the production and supply chain disruptions, and the resulting impact on our business, are uncertain at this time, and there can be no assurance that the disruptions will not have a material adverse impact on our new vehicle sales and/or results of operations.

In the first quarter of 2011, fuel prices increased, and we saw a shift in new vehicle sales toward smaller, more fuel-efficient vehicles. A further, rapid increase in fuel prices, or sustained higher levels of fuel prices, could significantly impact the mix of our new and used vehicle sales and could also adversely impact overall consumer demand for vehicles.

Inventory Management

Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.

We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 40,792 units in new vehicle inventory at March 31, 2011, 48,499 units at December 31, 2010, and 37,641 units at March 31, 2010. We continue to monitor our new vehicle inventory levels closely based on current economic conditions.

In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. At March 31, 2011, we did not anticipate losses on our used vehicle inventory expected to be liquidated at wholesale. At December 31, 2010, our used vehicle inventory balance was net of cumulative write-downs of $0.4 million.

Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.4 million at March 31, 2011 and December 31, 2010.

Critical Accounting Policies and Estimates

We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated Financial Statements. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Goodwill and Other Intangible Assets

Goodwill and franchise rights assets are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.

We are scheduled to complete our annual tests for impairment of goodwill and other intangible assets as of April 30, 2011, and we will continue to monitor events in future periods to determine if additional asset impairment testing should be performed.

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

As of March 31, 2011, we had assets held for sale of $62.5 million in continuing operations and $53.8 million in discontinued operations.

We recorded no impairment charges during the three months ended March 31, 2011, associated with assets held and used, or assets held for sale in continuing operations or discontinued operations.

The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs obtained from third-party real estate valuation sources. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data

Historical operating results include the results of acquired businesses from the date of acquisition.

	Variance	Variance	Variance	Variance
	Three Months Ended March 31,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,785.1	$1,460.5	$324.6	22.2
Used vehicle	831.4	731.6	99.8	13.6
Parts and service	570.0	537.5	32.5	6.0
Finance and insurance, net	110.7	95.3	15.4	16.2
Other	13.9	11.7	2.2

Total revenue	$3,311.1	$2,836.6	$474.5	16.7

Gross profit:
New vehicle	$125.3	$103.0	$22.3	21.7
Used vehicle	78.1	66.4	11.7	17.6
Parts and service	244.5	236.8	7.7	3.3
Finance and insurance	110.7	95.3	15.4	16.2
Other	7.6	6.9	0.7

Total gross profit	566.2	508.4	57.8	11.4
Selling, general and administrative expenses	407.7	373.4	(34.3)	(9.2)
Depreciation and amortization	20.7	18.9	(1.8)
Other expenses (income), net	(2.2)	1.0	3.2

Operating income	140.0	115.1	24.9	21.6
Floorplan interest expense	(11.2)	(9.6)	(1.6)
Other interest expense	(16.3)	(9.0)	(7.3)
Interest income	0.3	0.2	0.1
Other gains (losses), net	1.7	(0.1)	1.8

Income from continuing operations before income taxes	$114.5	$96.6	$17.9	18.5

Retail vehicle unit sales:
New vehicle	55,710	45,344	10,366	22.9
Used vehicle	42,089	37,652	4,437	11.8

	97,799	82,996	14,803	17.8

Revenue per vehicle retailed:
New vehicle	$32,043	$32,209	$(166)	(0.5)
Used vehicle	$17,282	$17,085	$197	1.2
Gross profit per vehicle retailed:
New vehicle	$2,249	$2,272	$(23)	(1.0)
Used vehicle	$1,753	$1,679	$74	4.4
Finance and insurance	$1,132	$1,148	$(16)	(1.4)

	December 31,	December 31,
	Three Months Ended March 31,
	2011 (%)	2010 (%)
Revenue mix percentages:
New vehicle	53.9	51.5
Used vehicle	25.1	25.8
Parts and service	17.2	18.9
Finance and insurance, net	3.3	3.4
Other	0.5	0.4

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	22.1	20.3
Used vehicle	13.8	13.1
Parts and service	43.2	46.6
Finance and insurance	19.6	18.7
Other	1.3	1.3

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.0	7.1
Used vehicle - retail	10.1	9.8
Parts and service	42.9	44.1
Total	17.1	17.9
Selling, general and administrative expenses	12.3	13.2
Operating income	4.2	4.1
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	72.0	73.4
Operating income	24.7	22.6

	March 31, 2011	March 31, 2010
Days supply:
New vehicle (industry standard of selling days, including fleet)	50 days	51 days
Used vehicle (trailing 31 days)	42 days	39 days

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
($ in millions)	2011	2010	Variance
Floorplan assistance	$15.3	$12.4	$2.9
Floorplan interest expense (new vehicles)	(10.6)	(9.1)	(1.5)

Net new vehicle inventory carrying benefit	$4.7	$3.3	$1.4

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,746.9	$1,460.5	$286.4	19.6
Used vehicle	812.9	731.6	81.3	11.1
Parts and service	556.5	537.5	19.0	3.5
Finance and insurance, net	108.6	95.3	13.3	14.0
Other	13.6	11.7	1.9

Total revenue	$3,238.5	$2,836.6	$401.9	14.2

Gross profit:
New vehicle	$122.9	$103.0	$19.9	19.3
Used vehicle	76.7	66.4	10.3	15.5
Parts and service	238.5	236.8	1.7	0.7
Finance and insurance	108.6	95.3	13.3	14.0
Other	7.4	6.9	0.5

Total gross profit	$554.1	$508.4	$45.7	9.0

Retail vehicle unit sales:
New vehicle	54,247	45,344	8,903	19.6
Used vehicle	41,267	37,652	3,615	9.6

	95,514	82,996	12,518	15.1

Revenue per vehicle retailed:
New vehicle	$32,203	$32,209	$(6)	(0.0)
Used vehicle	$17,309	$17,085	$224	1.3

Gross profit per vehicle retailed:
New vehicle	$2,266	$2,272	$(6)	(0.3)
Used vehicle	$1,757	$1,679	$78	4.6
Finance and insurance	$1,137	$1,148	$(11)	(1.0)

	December 31,	December 31,
	Three Months Ended March 31,
	2011 (%)	2010 (%)
Revenue mix percentages:
New vehicle	53.9	51.5
Used vehicle	25.1	25.8
Parts and service	17.2	18.9
Finance and insurance, net	3.4	3.4
Other	0.4	0.4

Total	100.0	100.0

Gross profit mix percentages:
New vehicle	22.2	20.3
Used vehicle	13.8	13.1
Parts and service	43.0	46.6
Finance and insurance	19.6	18.7
Other	1.4	1.3

Total	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.0	7.1
Used vehicle - retail	10.1	9.8
Parts and service	42.9	44.1
Total	17.1	17.9

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,785.1	$1,460.5	$324.6	22.2
Gross profit	$125.3	$103.0	$22.3	21.7
Retail vehicle unit sales	55,710	45,344	10,366	22.9
Revenue per vehicle retailed	$32,043	$32,209	$(166)	(0.5)
Gross profit per vehicle retailed	$2,249	$2,272	$(23)	(1.0)
Gross profit as a percentage of revenue	7.0%	7.1%
Days supply (industry standard of selling days, including fleet)	50 days	51 days

	Three Months Ended March 31,
	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$1,746.9	$1,460.5	$286.4	19.6
Gross profit	$122.9	$103.0	$19.9	19.3
Retail vehicle unit sales	54,247	45,344	8,903	19.6
Revenue per vehicle retailed	$32,203	$32,209	$(6)	(0.0)
Gross profit per vehicle retailed	$2,266	$2,272	$(6)	(0.3)
Gross profit as a percentage of revenue	7.0%	7.1%

Same store new vehicle revenue increased during the three months ended March 31, 2011, as compared to the same period in 2010, as a result of an increase in same store unit volume. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs.

Same store revenue per new vehicle retailed remained relatively flat during the three months ended March 31, 2011, as compared to the same period in 2010. Same store revenue per new vehicle retailed was adversely impacted by a shift in mix away from premium luxury vehicles, which have relatively higher average selling prices, toward domestic vehicles. This impact was partially offset by an increase in the average selling prices for new vehicles in all three segments—Domestic, Import, and Premium Luxury – primarily due to improved market conditions.

Same store gross profit per new vehicle retailed was adversely impacted primarily by a decline in gross profit per new vehicle retailed in the Import segment due to the competitive environment. This decrease was partially offset by the recognition of certain performance-based manufacturer incentives related to premium luxury vehicles previously sold, which favorably impacted gross profit and operating income by $4.6 million. We were able to recognize these incentives due to our achievement of certain manufacturer incentive program goals during the first quarter of 2011. We expect to recognize approximately $4.5 million of additional amounts in operating income related to these incentives in the second quarter of 2011.

See “Market Conditions” above for a discussion of production and supply chain disruptions caused by the earthquake and tsunami that struck Japan on March 11, 2011, which have resulted in significantly reduced new vehicle production by Japanese manufacturers and which we believe will adversely impact sales of new vehicles made by Japanese manufacturers in 2011.

New Vehicle Inventories

Our new vehicle inventories were $1.3 billion or 50 days supply at March 31, 2011, as compared to new vehicle inventories of $1.5 billion or 63 days supply at December 31, 2010, and $1.1 billion or 51 days supply at March 31, 2010. We had 40,792 units in new vehicle inventory at March 31, 2011, 48,499 units at December 31, 2010, and 37,641 units at March 31, 2010.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Variance	Variance	Variance
	Three Months Ended March 31,
($ in millions)	2011	2010	Variance
Floorplan assistance	$15.3	$12.4	$2.9
Floorplan interest expense (new vehicles)	(10.6)	(9.1)	(1.5)

Net new vehicle inventory carrying benefit	$4.7	$3.3	$1.4

The net new vehicle inventory carrying benefit increased during the three months ended March 31, 2011, as compared to the same period in 2010 due to an increase in floorplan assistance as a result of higher new vehicle sales, partially offset by an increase in floorplan interest expense due to higher average vehicle floorplan payable balances during the period.

Used Vehicle

	Variance	Variance	Variance	Variance
	Three Months Ended March 31,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$727.4	$643.3	$84.1	13.1
Wholesale revenue	104.0	88.3	15.7	17.8

Total revenue	$831.4	$731.6	$99.8	13.6

Retail gross profit	$73.8	$63.2	$10.6	16.8
Wholesale gross profit	4.3	3.2	1.1

Total gross profit	$78.1	$66.4	$11.7	17.6

Retail vehicle unit sales	42,089	37,652	4,437	11.8
Revenue per vehicle retailed	$17,282	$17,085	$197	1.2
Gross profit per vehicle retailed	$1,753	$1,679	$74	4.4
Gross profit as a percentage of revenue	10.1%	9.8%
Days supply (trailing 31 days)	42 days	39 days

	Three Months Ended March 31,
	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$714.3	$643.3	$71.0	11.0
Wholesale revenue	98.6	88.3	10.3	11.7

Total revenue	$812.9	$731.6	$81.3	11.1

Retail gross profit	$72.5	$63.2	$9.3	14.7
Wholesale gross profit	4.2	3.2	1.0

Total gross profit	$76.7	$66.4	$10.3	15.5

Retail vehicle unit sales	41,267	37,652	3,615	9.6
Revenue per vehicle retailed	$17,309	$17,085	$224	1.3
Gross profit per vehicle retailed	$1,757	$1,679	$78	4.6
Gross profit as a percentage of revenue	10.1%	9.8%

Same store retail used vehicle revenue increased during the three months ended March 31, 2011, as compared to the same period in 2010, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of value-priced vehicles. We opened 19 Value Vehicle Outlets (“VVOs”) primarily in the second half of 2010 to address industry supply constraints and meet market demand. Through our VVOs, which are located on existing store facilities, we sell vehicles that we would have traditionally wholesaled with an average retail price lower than that of used vehicles we typically retail. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume.

Same store revenue per used vehicle retailed benefited from an increase in the average selling prices for used vehicles in all three segments primarily due to tighter supply, which has driven up the wholesale values of used vehicles. Used vehicle supply has been impacted by the decline in new vehicle sales in recent years, and the decline in off-lease vehicles, as well as by customers retaining their vehicles for longer periods of time. The increase in same store revenue per used vehicle retailed was partially offset by a decline in revenues as a result of increased sales of value-priced vehicles, which have lower average retail prices than used vehicles we typically retail.

Same store gross profit per used vehicle retailed increased during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to an increase in gross profit per used vehicle retailed in the Domestic and Import segments. The increase in same store gross profit per used vehicle retailed was partially offset by lender advances not increasing at the same level as used vehicle values. The increase in same store gross profit per used vehicle retailed was partially offset by increased sales of value-priced vehicles, which generate a relatively lower gross profit per vehicle retailed than used vehicles we typically retail.

Used Vehicle Inventories

Used vehicle inventories were $313.8 million or 42 days supply at March 31, 2011, compared to $271.8 million or 42 days supply at December 31, 2010, and $256.5 million or 39 days supply at March 31, 2010.

Parts and Service

	Variance	Variance	Variance	Variance
	Three Months Ended March 31,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$570.0	$537.5	$32.5	6.0
Gross Profit	$244.5	$236.8	$7.7	3.3
Gross profit as a percentage of revenue	42.9%	44.1%

Same Store:
Revenue	$556.5	$537.5	$19.0	3.5
Gross Profit	$238.5	$236.8	$1.7	0.7
Gross profit as a percentage of revenue	42.9%	44.1%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.

During the three months ended March 31, 2011, same store parts and service gross profit increased as compared to the same period in 2010, primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $2.2 million and customer-pay service of $1.8 million, partially offset by a decline in gross profit associated with warranty of $2.0 million.

Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties benefited from higher new and used vehicle sales volume. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Warranty benefited in the prior year from an increase in warranty service related to the Toyota recalls. Additionally, warranty was adversely impacted during the three months ended March 31, 2011, by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.

Same store gross profit as a percentage of revenue decreased during the three months ended March 31, 2011, as compared to the same period in 2010. Same store gross profit as a percentage of revenue in the prior year was favorably impacted by the Toyota recalls.

Finance and Insurance

	Variance	Variance	Variance	Variance
	Three Months Ended March 31,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$110.7	$95.3	$15.4	16.2
Gross profit per vehicle retailed	$1,132	$1,148	$(16)	(1.4)

Same Store:
Revenue and gross profit	$108.6	$95.3	$13.3	14.0
Gross profit per vehicle retailed	$1,137	$1,148	$(11)	(1.0)

Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to an increase in new and used vehicle sales volumes.

Same store finance and insurance revenue and gross profit per vehicle retailed during the three months ended March 31, 2011 was comparable with the same period in 2010, reflecting a decline in profit resulting from chargeback experience and reduced retrospective commissions, partially offset by improved profitability from more customers financing vehicles through dealerships.

Segment Results

In the following table, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

	Variance	Variance	Variance	Variance
	Three Months Ended March 31,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$1,096.3	$910.6	$185.7	20.4
Import	1,297.3	1,071.6	225.7	21.1
Premium Luxury	878.4	822.9	55.5	6.7
Corporate and other	39.1	31.5	7.6	24.1

Total revenue	$3,311.1	$2,836.6	$474.5	16.7

*Segment income (loss)
Domestic	$42.9	$32.0	$10.9	34.1
Import	57.5	50.2	7.3	14.5
Premium Luxury	55.2	46.8	8.4	17.9
Corporate and other	(26.8)	(23.5)	(3.3)

Total segment income	128.8	105.5	23.3	22.1

Add: Floorplan interest expense	11.2	9.6	(1.6)

Operating income	$140.0	$115.1	$24.9	21.6

*Segment income (loss) is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	17,736	13,611	4,125	30.3
Import	29,662	23,874	5,788	24.2
Premium Luxury	8,312	7,859	453	5.8

	55,710	45,344	10,366	22.9

Domestic

The Domestic segment operating results included the following:

	Variance	Variance	Variance	Variance
	Three Months Ended March 31,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,096.3	$910.6	$185.7	20.4
Segment income	$42.9	$32.0	$10.9	34.1
Retail new vehicle unit sales	17,736	13,611	4,125	30.3

Domestic revenue increased during the three months ended March 31, 2011, as compared to the same period in 2010, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. New and used revenue and unit sales increased for all three domestic manufacturers as compared to the first quarter of 2010. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for large vehicles.

Domestic segment income increased during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.

Import

The Import segment operating results included the following:

	Variance	Variance	Variance	Variance
	Three Months Ended March 31,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,297.3	$1,071.6	$225.7	21.1
Segment income	$57.5	$50.2	$7.3	14.5
Retail new vehicle unit sales	29,662	23,874	5,788	24.2

Import revenue increased during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including increased consumer demand. Revenue per new vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles.

Import segment income increased during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume. Import segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Increases in Import segment income were partially offset by an increase in volume-related expenses.

See “Market Conditions” above for a discussion of production and supply chain disruptions caused by the earthquake and tsunami that struck Japan on March 11, 2011, which have resulted in significantly reduced new vehicle production by Japanese manufacturers and which we believe will adversely impact our Import segment new vehicle sales and segment income in 2011.

Premium Luxury

The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$878.4	$822.9	$55.5	6.7
Segment income	$55.2	$46.8	$8.4	17.9
Retail new vehicle unit sales	8,312	7,859	453	5.8

Premium Luxury revenue increased during the three months ended March 31, 2011, as compared to the same period in 2010, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including increased consumer demand. Revenue per new vehicle retailed benefited from an increase in the average selling prices for both small and large vehicles.

Premium Luxury segment income increased during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit due to higher new and used vehicle sales. Additionally, as noted above in the “New Vehicle” section, we achieved certain manufacturer incentive program goals during the first quarter of 2011. As a result, we were able to recognize certain performance-based manufacturer incentives, related to premium luxury vehicles previously sold, which favorably impacted Premium Luxury segment income. Increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses.

See “Market Conditions” above for a discussion of production and supply chain disruptions caused by the earthquake and tsunami that struck Japan on March 11, 2011, which have resulted in significantly reduced new vehicle production by Japanese manufacturers and which we believe will adversely impact sales of new vehicles by our Lexus franchises, and therefore potentially our Premium Luxury segment new vehicle sales and segment income, in 2011.

Selling, General, and Administrative Expenses

Our Selling, General, and Administrative expenses (“SG&A”) consist primarily of compensation, including salaries, commissions and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), occupancy costs, legal, accounting, and professional services, and general corporate expenses.

SG&A expenses increased $34.3 million during the three months ended March 31, 2011, as compared to the same period in 2010, due to a $23.9 million volume-driven increase in compensation expense and a $5.0 million increase in gross advertising expenditures, partially offset by a $1.8 million increase in advertising reimbursements from manufacturers. As a percentage of total gross profit, SG&A expenses decreased to 72.0% during the three months ended March 31, 2011, from 73.4% in the same period in 2010, resulting from our continued effective management of our cost structure and improved gross profit.

Non-Operating Income (Expense)

Floorplan Interest Expense

Floorplan interest expense was $11.2 million for the three months ended March 31, 2011, as compared to $9.6 million for the same period in 2010. The increase in floorplan interest expense of $1.6 million during the three months ended March 31, 2011, is primarily the result of higher average vehicle floorplan payable balances.

Other Interest Expense

Other interest expense was incurred primarily on borrowings under our term loan facilities, revolving credit facilities, mortgage facility, and outstanding senior unsecured notes.

Other interest expense was $16.3 million for the three months ended March 31, 2011, compared to $9.0 million for the same period in 2010. The increase in other interest expense of $7.3 million during the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to an $8.0 million increase in interest expense resulting from higher levels of debt outstanding during the period associated with our 6.75% Senior Notes due 2018 and revolving credit facilities, and a $1.5 million increase in interest expense resulting from higher interest rates on our extended term loan facility, partially offset by a decrease in interest expense of $3.0 million resulting from lower levels of debt outstanding during the period associated with our 7% Senior Notes due 2014, Floating Rate Senior Notes due 2013, and mortgage facility.

Provision for Income Taxes

Our effective income tax rate was 38.6% for the three months ended March 31, 2011, and 39.1% for the three months ended March 31, 2010. Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

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

We had a loss from discontinued operations, net of income taxes, totaling $0.9 million during the three months ended March 31, 2011, primarily related to carrying costs for real estate we have not yet sold related to stores that have been closed. We had a loss from discontinued operations, net of income taxes, totaling $3.6 million during the same period in 2010, related to losses on the disposal of two stores and operational losses for stores that were operating during the first quarter of 2010, as well as carrying costs for real estate not yet sold related to stores that had been closed.

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

Available Liquidity Resources

We had the following sources of liquidity available:

	December 31,	December 31,
(In millions)	March 31, 2011	December 31, 2010
Cash and Cash Equivalents	$84.3	$95.1
Revolving Credit Facility (as limited by applicable covenants) (1)	$413.9	$398.9
Secured Used Floorplan Facilities (2)	$70.9	$70.6

(1)	Based on aggregate borrowings outstanding of $165.0 million and outstanding letters of credit of $59.7 million at March 31, 2011, and aggregate borrowings outstanding of $180.0 million and outstanding letters of credit of $59.7 million at December 31, 2010. See “Long-Term Debt – Amended Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2011, surety bonds, letters of credit, and cash deposits totaled $91.7 million, including $59.7 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

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

Share Repurchases

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	December 31,	December 31,
	Three Months Ended March 31,
(In millions, except per share data)	2011	2010
Shares repurchased	1.8	2.1
Aggregate purchase price	$58.8	$37.2
Average purchase price per share	$32.84	$17.91

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

As of March 31, 2011, $174.4 million remained available for share repurchases under our existing share repurchase program.

Senior Note Repurchases

We did not repurchase any of our debt during the three months ended March 31, 2011 or 2010.

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

Capital Expenditures

The following table sets forth information regarding our capital expenditures:

	December 31,	December 31,
	Three Months Ended March 31,
(In millions)	2011	2010
Purchases of property and equipment	$24.7	$14.0

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

Acquisitions and Divestitures

The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	December 31,	December 31,
	Three Months Ended March 31,
(In millions)	2011	2010
Cash received from (used in) business acquisitions, net	$(64.2)	$(12.5)
Cash received from (used in) business divestitures, net	$1.2	$2.9

Cash Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future.

Long-Term Debt

The following table sets forth our non-vehicle long-term debt as of March 31, 2011, and December 31, 2010.

	December 31,	December 31,
(In millions)	March 31, 2011	December 31, 2010
7% Senior Notes due 2014	14.7	14.7
6.75% Senior Notes due 2018	394.5	394.4
Term loan facility due 2012	54.0	54.0
Term loan facility due 2014	479.4	479.4
Revolving credit facility due 2012	14.7	16.1
Revolving credit facility due 2014	150.3	163.9
Mortgage facility (1)	217.3	219.2
Other debt due from 2011 to 2025	12.0	7.0

	$1,336.9	$1,348.7
Less: current maturities	(8.2)	(8.1)

Long-term debt, net of current maturities	$1,328.7	$1,340.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Senior Unsecured Notes

At March 31, 2011, we had outstanding $394.5 million of 6.75% Senior Notes due 2018. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.

At March 31, 2011, we had outstanding $14.7 million of 7% Senior Notes due 2014. Interest on the 7% Senior Notes due 2014 is payable on April 15 and October 15 of each year. The 7% Senior Notes due 2014 may be redeemed by us currently at 101.75% of principal and at 100% of principal on or after April 15, 2012.

The 6.75% Senior Notes due 2018 and the 7% Senior Notes due 2014 are guaranteed by substantially all of our subsidiaries.

Amended Credit Agreement

Under our amended credit agreement, we have a $533.4 million term loan facility and a $638.6 million revolving credit facility. The term loan facility is bifurcated into a $54.0 million tranche due July 18, 2012 (the “non-extended term loan facility”) and a $479.4 million tranche due July 18, 2014 (the “extended term loan facility”). The revolving credit facility is bifurcated into a $57.0 million tranche due July 18, 2012 (the “non-extended revolving credit facility”) and a $581.6 million tranche due July 18, 2014 (the “extended revolving credit facility”).

As of March 31, 2011, we had borrowings outstanding of $14.7 million under the non-extended revolving credit facility and $150.3 million under the extended revolving credit facility. We have a $200 million letter of credit sublimit as part of our revolving credit facilities. The amount available to be borrowed under the revolving credit facilities is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $59.7 million at March 31, 2011, leaving an additional borrowing capacity in the aggregate under both the non-extended and extended revolving credit facilities of $413.9 million at March 31, 2011.

Our non-extended term loan facility provides for various interest rates generally at LIBOR plus 0.875%. Our non-extended revolving credit facility provides for a 0.15% facility fee and various interest rates on borrowings generally at LIBOR plus 0.725%.

Our extended term loan facility provides for various interest rates generally at LIBOR plus 2.25%, and our extended revolving credit facility provides for a commitment fee on undrawn amounts of 0.50% and various interest rates on borrowings generally at LIBOR plus 2.25%.

The credit spread charged for our non-extended term loan and revolving credit facilities is impacted by our senior unsecured credit ratings.

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

Vehicle Floorplan Payable

Vehicle floorplan payable-trade totaled $1.2 billion at March 31, 2011, and $1.4 billion at December 31, 2010. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.

Vehicle floorplan payable-non-trade totaled $453.2 million at March 31, 2011, and $486.5 million at December 31, 2010, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.

At March 31, 2011, the aggregate capacity under our used floorplan facilities was $200.0 million. As of that date, $83.4 million had been borrowed under those facilities, and the remaining borrowing capacity of $116.6 million was limited to $70.9 million based on the eligible used vehicle inventory that could have been pledged as collateral.

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

Other Debt

At March 31, 2011, we had $217.3 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary due November 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

Restrictions and Covenants

Our amended credit agreement, the indenture for our 6.75% Senior Notes due 2018, our vehicle floorplan facilities, and our mortgage facility contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.

Under our amended credit agreement we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Pursuant to the April 14, 2010 amendment to our credit agreement, both of these covenants were modified. Under the amended credit agreement, the maximum capitalization ratio is 60% and the maximum leverage ratio is 3.25x. In calculating our leverage ratio, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007. The specific terms of these covenants can be found in our amended credit agreement, which we filed with our Quarterly Report on Form 10-Q for the second quarter of 2010 on July 22, 2010.

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

As of March 31, 2011, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our amended credit agreement, at March 31, 2011, our leverage ratio and capitalization ratio were as follows:

	March 31, 2011
	Requirement	Actual
Leverage ratio	< 3.25x	2.27
Capitalization ratio	< 60%	45.0%

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

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	December 31,	December 31,
	Three Months Ended March 31,
($ in millions)	2011	2010
Cash provided by operating activities	$153.5	$69.4
Cash used in investing activities	$(88.5)	$(21.3)
Cash used in financing activities	$(75.8)	$(61.0)

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

Net cash provided by operating activities increased during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to a decrease in working capital requirements and an increase in earnings.

Cash Flows from Investing Activities

Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.

Net cash used in investing activities increased during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to an increase in cash used in business acquisitions, net of cash acquired, and an increase in purchases of property and equipment.

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

During the three months ended March 31, 2011, we repurchased 1.8 million shares of common stock for an aggregate purchase price of $58.8 million (average purchase price per share of $32.84). During the three months ended March 31, 2011, 8,289 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the three months ended March 31, 2010, we repurchased 2.1 million shares of common stock for an aggregate purchase price of $37.2 million (average purchase price per share of $17.91). During the three months ended March 31, 2010, 8,224 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the three months ended March 31, 2011, we borrowed $65.0 million and repaid $80.0 million under our revolving credit facility, for net repayments of $15.0 million. During the three months ended March 31, 2010, we had no borrowings or repayments under our revolving credit facility.

During the three months ended March 31, 2011, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options and an increase in the related tax benefit from the exercise of stock options as compared to the same period in 2010.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including statements regarding our expectations for the automotive retail industry and statements regarding the impact on our business of the earthquake and tsunami that struck Japan, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•

The automotive retailing industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	Production and supply chain disruptions caused by the earthquake and tsunami that struck Japan in March 2011 could materially adversely impact our new vehicle sales.

•

Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions that have affected the United States for the past few years.

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for additional discussion of the foregoing risks. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. At March 31, 2011, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $638.5 million and had a fair value of $659.4 million. At December 31, 2010, our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $635.3 million and had a fair value of $644.1 million.

Interest Rate Risk

We had $1.7 billion of variable rate vehicle floorplan payable at March 31, 2011, and $1.9 billion at December 31, 2010. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $16.5 million at March 31, 2011, and $18.7 million at December 31, 2010, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $0.7 billion of other variable rate debt outstanding at March 31, 2011, and December 31, 2010. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $7.0 million at March 31, 2011, and $7.1 million at December 31, 2010.

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

We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 101 of our 209 stores as of March 31, 2011.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results. The following updates our risk factors included in our 2010 Form 10-K:

Production and supply chain disruptions caused by the earthquake and tsunami that struck Japan in March 2011 could materially adversely impact our new vehicle sales.

The earthquake and tsunami that struck Japan on March 11, 2011 have caused significant production and supply chain disruptions which have resulted in significantly reduced new vehicle production by Japanese manufacturers, both in and outside of Japan. These disruptions could also impact non-Japanese manufacturers, since many of them rely on components produced in Japan. Based on currently available information as of April 26, 2011, we expect significant reductions in new vehicle shipments from the Japanese manufacturers through the end of 2011, with the resumption of normal shipment levels in early 2012. The duration and severity of these disruptions, and the resulting impact on our business, are uncertain at this time, and there can be no assurance that such disruptions will not have a material adverse impact on our new vehicle sales and/or results of operations. In 2010, approximately 52% of the new vehicles we sold were produced by Japanese manufacturers, and approximately two-thirds of those units were assembled in North America (the remaining approximately one-third of those units were assembled in Japan).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2011 to January 31, 2011	-	$-	-	$233.2
February 1, 2011 to February 28, 2011	308,840	$32.11	308,504	$223.3
March 1, 2011 to March 31, 2011	1,489,452	$32.98	1,481,499	$174.4

Total	1,798,292		1,790,003

(1)	On October 23, 2007, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. In each of October 2009, May 2010, and July 2010, our Board increased the amount authorized under the program by $250 million. Our stock repurchase program does not have an expiration date. In the first quarter of 2011, all of our shares were repurchased under our stock repurchase program, except for 8,289 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated By-Laws of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 3, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date: April 26, 2011	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller

(Duly Authorized Officer and
Principal Accounting Officer)