Form 10-Q
period 2011-06-30
AUTONATION, INC.
filed 2011-07-27
CIK 350698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 25, 2011, the registrant had 145,773,917 shares of common stock outstanding.

AUTONATION, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81.8	$95.1
Receivables, net	404.6	462.0
Inventory	1,780.0	1,867.0
Other current assets	222.7	204.7

Total Current Assets	2,489.1	2,628.8
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $723.5 million and $689.6 million, respectively	1,884.3	1,838.0
GOODWILL (Note 4)	1,172.2	1,142.4
OTHER INTANGIBLE ASSETS, NET (Note 4)	217.8	202.0
OTHER ASSETS	172.5	163.0

Total Assets	$5,935.9	$5,974.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,161.6	$1,379.9
Vehicle floorplan payable - non-trade	511.4	486.5
Accounts payable	197.7	164.0
Current maturities of long-term obligations	11.9	8.1
Other current liabilities	328.9	360.9

Total Current Liabilities	2,211.5	2,399.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,433.1	1,340.6
DEFERRED INCOME TAXES	32.2	25.9
OTHER LIABILITIES	143.0	129.4
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at June 30, 2011, and December 31, 2010, including shares held in treasury	1.6	1.6
Additional paid-in capital	18.7	2.0
Retained earnings	2,506.5	2,365.2
Treasury stock, at cost; 17,888,268 and 15,197,680 shares held, respectively	(410.7)	(289.9)

Total Shareholders’ Equity	2,116.1	2,078.9

Total Liabilities and Shareholders’ Equity	$5,935.9	$5,974.2

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(In millions, except per share data)

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
New vehicle	$1,746.6	$1,656.6	$3,531.7	$3,117.1
Used vehicle	887.3	783.7	1,718.7	1,515.3
Parts and service	572.0	547.3	1,142.0	1,084.8
Finance and insurance, net	117.0	104.7	227.7	200.0
Other	13.4	12.0	27.3	23.7

TOTAL REVENUE	3,336.3	3,104.3	6,647.4	5,940.9

Cost of Sales:
New vehicle	1,609.9	1,547.8	3,269.7	2,905.3
Used vehicle	808.7	714.3	1,562.0	1,379.5
Parts and service	326.8	308.1	652.3	608.8
Other	7.5	4.8	13.8	9.6

TOTAL COST OF SALES	2,752.9	2,575.0	5,497.8	4,903.2

Gross Profit:
New vehicle	136.7	108.8	262.0	211.8
Used vehicle	78.6	69.4	156.7	135.8
Parts and service	245.2	239.2	489.7	476.0
Finance and insurance	117.0	104.7	227.7	200.0
Other	5.9	7.2	13.5	14.1

TOTAL GROSS PROFIT	583.4	529.3	1,149.6	1,037.7

Selling, general, and administrative expenses	417.6	383.1	825.3	756.5
Depreciation and amortization	21.1	19.6	41.8	38.5
Other expenses (income), net	0.3	0.6	(1.9)	1.6

OPERATING INCOME	144.4	126.0	284.4	241.1
Floorplan interest expense	(10.9)	(9.7)	(22.1)	(19.3)
Other interest expense	(15.9)	(14.7)	(32.2)	(23.7)
Loss on debt extinguishment	-	(19.6)	-	(19.6)
Interest income	0.3	0.3	0.6	0.5
Other gains (losses), net	0.5	(0.3)	2.2	(0.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	118.4	82.0	232.9	178.6
INCOME TAX PROVISION	45.1	32.0	89.3	69.8

NET INCOME FROM CONTINUING OPERATIONS	73.3	50.0	143.6	108.8
Loss from discontinued operations, net of income taxes	(1.4)	(2.8)	(2.3)	(6.4)

NET INCOME	$71.9	$47.2	$141.3	$102.4

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.50	$0.31	$0.97	$0.65
Discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Net income	$0.49	$0.29	$0.95	$0.62
Weighted average common shares outstanding	147.4	161.9	148.2	166.3

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.49	$0.31	$0.95	$0.65
Discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Net income	$0.48	$0.29	$0.94	$0.61
Weighted average common shares outstanding	150.0	163.2	150.9	167.4

COMMON SHARES OUTSTANDING, net of treasury stock	145.7	149.3	145.7	149.3

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In millions, except share data)

	Variance	Variance	Variance	Variance	Variance	Variance
	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
BALANCE AT DECEMBER 31, 2010	163,562,149	$1.6	$2.0	$2,365.2	$(289.9)	$2,078.9
Net income	-	-	-	141.3	-	141.3
Repurchases of common stock	-	-	-	-	(170.6)	(170.6)
Stock-based compensation expense	-	-	11.5	-	-	11.5
Shares awarded under stock-based compensation plans, including income tax benefit of $15.1	-	-	5.2	-	49.8	55.0

BALANCE AT JUNE 30, 2011	163,562,149	$1.6	$18.7	$2,506.5	$(410.7)	$2,116.1

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	December 31,	December 31,
	Six Months Ended June 30,
	2011	2010
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$141.3	$102.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2.3	6.4
Depreciation and amortization	41.8	38.5
Amortization of debt issuance costs and discounts	2.1	1.4
Stock-based compensation expense	11.5	10.6
Deferred income tax provision	4.7	5.9
Non-cash impairment charges	-	0.7
Write-off of deferred debt issuance costs	-	3.5
Net loss (gain) on asset sales and dispositions	(1.7)	0.5
Other	(2.5)	0.8
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	55.1	10.5
Inventory	99.3	(173.0)
Other assets	(12.3)	16.9
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(218.3)	92.3
Accounts payable	33.4	25.9
Other liabilities	(31.9)	(11.7)

Net cash provided by continuing operations	124.8	131.6
Net cash provided by discontinued operations	0.3	1.1

Net cash provided by operating activities	125.1	132.7

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(63.6)	(40.3)
Proceeds from the sale of property and equipment	3.0	0.2
Proceeds from assets held for sale	-	2.2
Insurance recoveries on property and equipment	-	1.8
Cash used in business acquisitions, net of cash acquired	(64.2)	(12.5)
Proceeds from the sale of restricted investments	-	1.3
Cash received from business divestitures, net of cash relinquished	1.2	4.8
Other	(5.1)	-

Net cash used in continuing operations	(128.7)	(42.5)
Net cash used in discontinued operations	-	(0.3)

Net cash used in investing activities	(128.7)	(42.8)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Continued)

	December 31,	December 31,
	Six Months Ended June 30,
	2011	2010
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	$(170.6)	$(419.3)
Proceeds from revolving credit facilities	250.0	195.0
Payment of revolving credit facilities	(155.0)	-
Proceeds from 6.75% Senior Notes due 2018	-	394.0
Payment of term loan facility	-	(66.6)
Payment of Floating Rate Senior Notes due 2013	-	(146.1)
Payment of 7% Senior Notes due 2014	-	(117.9)
Payment of debt issuance costs	-	(11.9)
Net proceeds from vehicle floorplan payable - non-trade	15.0	7.7
Payments of mortgage facilities	(3.8)	(3.6)
Payments of long-term debt	(0.3)	(0.2)
Proceeds from the exercise of stock options	39.9	5.6
Tax benefit from stock-based awards	15.1	0.9

Net cash used in continuing operations	(9.7)	(162.4)
Net cash provided by discontinued operations	-	0.6

Net cash used in financing activities	(9.7)	(161.8)

DECREASE IN CASH AND CASH EQUIVALENTS	(13.3)	(71.9)
CASH AND CASH EQUIVALENTS at beginning of period	95.1	173.5

CASH AND CASH EQUIVALENTS at end of period	$81.8	$101.6

The accompanying notes are an integral part of these statements

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS

Business and Basis of Presentation

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2011, we owned and operated 254 new vehicle franchises1 from 213 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), including the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.

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

New Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of our current presentation of comprehensive income.

[1]	Includes three Maybach and three Sprinter franchises that we did not count as separate franchises in prior periods.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amendments to Fair Value Measurements

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this accounting standard update will have a material effect on our condensed consolidated financial statements, but may require certain additional disclosures.

2.	RECEIVABLES, NET

The components of receivables, net of allowance for doubtful accounts, are as follows:

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Trade receivables	$87.7	$89.8
Manufacturer receivables	115.3	127.8
Other	30.5	37.5

	233.5	255.1
Less: Allowances	(3.4)	(3.7)

	230.1	251.4
Contracts-in-transit and vehicle receivables	171.7	210.6
Income tax refundable (see Note 6)	2.8	-

Receivables, net	$404.6	$462.0

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory are as follows:

	December 31,	December 31,
	June 30, 2011	December 31, 2010
New vehicles	$1,314.9	$1,479.6
Used vehicles	345.4	271.8
Parts, accessories, and other	119.7	115.6

	$1,780.0	$1,867.0

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of vehicle floorplan payable are as follows:

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Vehicle floorplan payable - trade	$1,161.6	$1,379.9
Vehicle floorplan payable - non-trade	511.4	486.5

	$1,673.0	$1,866.4

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

Our vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.4% for the six months ended June 30, 2011, and 2.7% for the six months ended June 30, 2010. At June 30, 2011, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $210.0 million, of which $97.1 million had been borrowed. The remaining borrowing capacity of $112.9 million was limited to $96.2 million based on the eligible used vehicle inventory that could have been pledged as collateral. At June 30, 2011, the aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.7 billion, of which $1.7 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets, net, consist of the following:

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Goodwill	$1,172.2	$1,142.4

Franchise rights - indefinite-lived	$212.6	$199.1
Other intangibles	8.3	5.6

	220.9	204.7
Less: accumulated amortization	(3.1)	(2.7)

Other intangible assets, net	$217.8	$202.0

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill

Goodwill is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We completed our annual impairment tests as of April 30, 2011, and no goodwill impairment charges resulted from the required goodwill impairment test.

Intangible Assets

Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually as of April 30 for impairment. We completed our annual impairment test as of April 30, 2011, and no franchise rights impairment charges resulted from the required impairment test.

5.	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,	December 31,
	June 30, 2011	December 31, 2010
7% Senior Notes due 2014	$14.7	$14.7
6.75% Senior Notes due 2018	394.7	394.4
Term loan facility due 2012	54.0	54.0
Term loan facility due 2014	479.4	479.4
Revolving credit facility due 2012	24.6	16.1
Revolving credit facility due 2014	250.4	163.9
Mortgage facility (1)	215.4	219.2
Other debt due from 2011 to 2031	11.8	7.0

	1,445.0	1,348.7

Less: current maturities	(11.9)	(8.1)

Long-term debt, net of current maturities	$1,433.1	$1,340.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Debt Refinancing

Please refer to Note 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for a discussion of certain refinancing transactions that we completed during the second quarter of 2010.

Senior Unsecured Notes and Amended Credit Agreement

At June 30, 2011, we had outstanding $394.7 million of 6.75% Senior Notes due 2018. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.

At June 30, 2011, we had outstanding $14.7 million of 7% Senior Notes due 2014. Interest on the 7% Senior Notes due 2014 is payable on April 15 and October 15 of each year. The 7% Senior Notes due 2014 will mature on April 15, 2014, and may be redeemed by us currently at 101.75% of principal and at 100% of principal on or after April 15, 2012.

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

As of June 30, 2011, we had borrowings outstanding of $24.6 million under the non-extended revolving credit facility and $250.4 million under the extended revolving credit facility. We have a $200 million letter of credit sublimit as part of our revolving credit facilities. The amount available to be borrowed under the revolving credit facilities is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $59.7 million at June 30, 2011, leaving an additional borrowing capacity in the aggregate under both the non-extended and extended revolving credit facilities of $303.9 million at June 30, 2011.

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

Other Debt

At June 30, 2011, we had $215.4 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

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

Under the terms of our amended credit agreement, at June 30, 2011, our leverage ratio and capitalization ratio were as follows:

	June 30, 2011
	Requirement	Actual
Leverage ratio	< 3.25x	2.39x
Capitalization ratio	< 60%	46.2%

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

Income taxes refundable included in Receivables, Net, totaled $2.8 million at June 30, 2011, and income taxes payable included in Other Current Liabilities totaled $10.7 million at December 31, 2010.

We file income tax returns in the U.S. federal jurisdiction and various states.As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

7.	SHAREHOLDERS’ EQUITY

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares repurchased	3.4	20.9	5.1	23.0
Aggregate purchase price	$110.9	$414.4	$169.7	$451.6
Average purchase price per share	$33.04	$19.83	$32.97	$19.66

On May 3, 2011, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of June 30, 2011, $313.5 million remained available for share repurchases under the share repurchase program approved by our Board of Directors.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares issued	0.4	0.3	2.3	0.3
Proceeds from exercise of stock options	$8.0	$5.3	$39.9	$5.6
Average exercise price per share	$17.81	$16.70	$17.05	$16.36

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares issued	-	-	163,892	188,740
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	23,008	12,465	31,297	20,689

8.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding used in calculating basic earnings per share	147.4	161.9	148.2	166.3
Effect of dilutive stock-based awards	2.6	1.3	2.7	1.1

Weighted average common and common equivalent shares used in calculating diluted earnings per share	150.0	163.2	150.9	167.4

A summary of anti-dilutive options excluded from the computation of diluted earnings per share follows:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Anti-dilutive options excluded from the computation of diluted earnings per share	0.4	4.3	0.4	5.3

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	ACQUISITIONS

We acquired one automotive retail franchise and related assets during the six months ended June 30, 2011, for which we paid in cash $64.2 million. We acquired two automotive retail franchises during the six months ended June 30, 2010, for which we paid in cash $12.5 million.

The acquisition that occurred during the six months ended June 30, 2011 was not material to our financial condition or results of operations. Additionally, the pro forma consolidated income statements as if the results of this acquisition had been included in our consolidated results for the entire six month periods ended June 30, 2011 and 2010, would not have been materially different from our reported consolidated income statements for these periods.

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

From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2011 to 2034 are approximately $67 million at June 30, 2011. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2011. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

At June 30, 2011, surety bonds, letters of credit, and cash deposits totaled $92.1 million, including $59.7 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We received proceeds (net of cash relinquished) of $1.2 million during the six months ended June 30, 2011, and $4.8 million during the same period in 2010 related to discontinued operations.

As of June 30, 2011, we had assets held for sale of $55.5 million in discontinued operations, primarily related to real estate we have not yet sold related to stores that have been closed. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information.

12.	SEGMENT INFORMATION

At June 30, 2011 and 2010, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reportable segment revenues and segment income (loss) are as follows:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Domestic	$1,145.0	$1,036.0	$2,241.1	$1,946.6
Import	1,213.5	1,177.1	2,510.7	2,248.8
Premium Luxury	941.6	860.4	1,819.9	1,683.1
Corporate and other	36.2	30.8	75.7	62.4

Total revenues	$3,336.3	$3,104.3	$6,647.4	$5,940.9

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment income (loss)*:
Domestic	$46.4	$41.5	$89.1	$73.6
Import	65.7	52.4	123.1	102.4
Premium Luxury	56.6	48.5	111.7	95.3
Corporate and other	(35.2)	(26.1)	(61.6)	(49.5)

Total segment income	133.5	116.3	262.3	221.8

Other interest expense	(15.9)	(14.7)	(32.2)	(23.7)
Loss on debt extinguishment	-	(19.6)	-	(19.6)
Interest income	0.3	0.3	0.6	0.5
Other gains (losses), net	0.5	(0.3)	2.2	(0.4)

Income from continuing operations before income taxes	$118.4	$82.0	$232.9	$178.6

*	Segment income (loss) is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS

We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Ford, Toyota, Honda, General Motors, Nissan, Mercedes, BMW, and Chrysler. Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender.

We had receivables from manufacturers or distributors of $115.3 million at June 30, 2011, and $127.8 million at December 31, 2010. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2011, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•

Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices. The carrying amount and fair value of our investments in marketable securities totaled $1.8 million at June 30, 2011 and December 31, 2010.

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

	December 31,	December 31,
	June 30,	December 31,
	2011	2010
Carrying value	$636.6	$635.3
Fair value	$658.5	$644.1

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

AUTONATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the six months ended June 30, 2011:

	December 31,	December 31,	December 31,	December 31,
	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Gain/(Loss)
Long-lived assets held for sale in discontinued operations	-	-	10.9	(0.5)

During the three and six months ended June 30, 2011, no impairment charges were recorded for the carrying value of goodwill or franchise rights in accordance with accounting guidance for goodwill and other intangible assets. See Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for information on how fair value measurements are derived for our goodwill and franchise rights.

During the three and six months ended June 30, 2011, no impairment charges were recorded for the carrying value of long-lived assets held and used or long-lived assets held for sale in continuing operations.

During the three and six months ended June 30, 2011, long-lived assets held for sale in discontinued operations with a carrying amount of $11.4 million were written down to their fair value of $10.9 million, resulting in a non-cash impairment charge of $0.5 million, which was determined based on pending agreements to sell the related assets. This amount was included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements.

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

Overview

AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2011, we owned and operated 254 new vehicle franchises1 from 213 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 90% of the new vehicles that we sold during the six months ended June 30, 2011, are manufactured by Ford, Toyota, Honda, General Motors, Nissan, Mercedes, BMW, and Chrysler.

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

At June 30, 2011, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

For the six months ended June 30, 2011, new vehicle sales accounted for approximately 53% of our total revenue, but approximately 23% of our total gross profit. Used vehicle sales accounted for approximately 26% of our total revenue, and approximately 14% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 21% of our total revenue for the six months ended June 30, 2011, contributed approximately 62% of our total gross profit for the same period.

Results of Operations

Second Quarter 2011 compared to Second Quarter 2010

During the three months ended June 30, 2011, we had net income from continuing operations of $73.3 million or $0.49 per share on a diluted basis, as compared to net income from continuing operations of $50.0 million or $0.31 per share on a diluted basis during the same period in 2010.

Results for the three months ended June 30, 2010, were adversely impacted by a loss on debt extinguishment, including debt refinancing costs and the write-off of previously deferred debt issuance costs, of $19.6 million ($12.1 million after-tax, or approximately $0.07 per share).

[1]	Includes three Maybach and three Sprinter franchises that we did not count as separate franchises in prior periods.

First Six Months 2011 compared to First Six Months 2010

During the six months ended June 30, 2011, we had net income from continuing operations of $143.6 million or $0.95 per share on a diluted basis, as compared to net income from continuing operations of $108.8 million or $0.65 per share on a diluted basis during the same period in 2010.

Results for the six months ended June 30, 2010, were adversely impacted by the loss on debt extinguishment described above of $19.6 million ($12.1 million after-tax, or approximately $0.07 per share).

Market Conditions

In the second quarter of 2011, the seasonally adjusted annual rate (“SAAR”) of industry new vehicle sales in the United States was 12.1 million, an increase of 7% as compared to the new vehicle SAAR of 11.3 million in the second quarter of 2010.

The earthquake and tsunami that struck Japan in March 2011 caused significant production and supply chain disruptions that resulted in significantly reduced new vehicle production by Japanese manufacturers, both in and outside of Japan, and lower new vehicle shipments from those manufacturers. In the second quarter of 2011, our unit sales of new vehicles produced by Japanese manufacturers decreased 17%, as compared to the second quarter of 2010.

We estimate that vehicle shipments from the Japanese manufacturers were approximately 40% below planned levels in the second quarter and that, by September, they will be approximately 10%-15% below planned levels. Margins on vehicles from Japanese manufacturers benefited from constrained supply, and while we believe that they will remain strong in the third quarter, we expect that the improving supply environment will result in lower margins on those vehicles as compared to the second quarter. Based on currently available information, we expect that the new vehicle sales environment will begin to normalize in the fourth quarter of 2011. Our planning assumption for 2011 full-year industry new vehicle sales in the United States remains at the mid-12 million unit level.

Inventory Management

Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.

We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 38,907 units in new vehicle inventory at June 30, 2011, 48,499 units at December 31, 2010, and 37,445 units at June 30, 2010. We continue to monitor our new vehicle inventory levels closely based on current economic conditions.

In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. At June 30, 2011, we did not anticipate losses on our used vehicle inventory expected to be liquidated at wholesale. At December 31, 2010, our used vehicle inventory balance was net of cumulative write-downs of $0.4 million.

Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $2.9 million at June 30, 2011, and $3.4 million at December 31, 2010.

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

Goodwill and Other Intangible Assets

Goodwill and franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.

We completed our annual tests for impairment of goodwill as of April 30, 2011, and no impairment charges resulted from the required impairment test.

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

The test for goodwill impairment is a two-step approach. A first step failure would have required us to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a non-cash goodwill impairment charge. As of June 30, 2011, we have $156.5 million of goodwill related to the Domestic reporting unit, $531.5 million related to the Import reporting unit, and $484.2 million related to the Premium Luxury reporting unit. A significant change in the assumptions used to estimate fair value could result in a material impairment charge to the goodwill associated with our reporting units.

The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2011, the date of our most recent annual impairment test.

Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. The impairment test for intangibles with indefinite lives required the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. We completed our annual impairment test for intangibles with indefinite lives as of April 30, 2011, and no impairment charges resulted from the required impairment test.

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

As of June 30, 2011, we had long-lived assets held for sale of $76.2 million in continuing operations and $53.3 million in discontinued operations.

We recorded no impairment charges during the six months ended June 30, 2011, associated with assets held and used or assets held for sale in continuing operations. During the three and six months ended June 30, 2011, we recorded a non-cash impairment charge of $0.5 million associated with long-lived assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements.

The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, including consideration of information from third-party real estate valuation sources. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data

Historical operating results include the results of acquired businesses from the date of acquisition.

	Variance	Variance	Variance	Variance	Variance	Variance	Variance	Variance
($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,746.6	$1,656.6	$90.0	5.4	$3,531.7	$3,117.1	$414.6	13.3
Used vehicle	887.3	783.7	103.6	13.2	1,718.7	1,515.3	203.4	13.4
Parts and service	572.0	547.3	24.7	4.5	1,142.0	1,084.8	57.2	5.3
Finance and insurance, net	117.0	104.7	12.3	11.7	227.7	200.0	27.7	13.9
Other	13.4	12.0	1.4		27.3	23.7	3.6

Total revenue	$3,336.3	$3,104.3	$232.0	7.5	$6,647.4	$5,940.9	$706.5	11.9

Gross profit:
New vehicle	$136.7	$108.8	$27.9	25.6	$262.0	$211.8	$50.2	23.7
Used vehicle	78.6	69.4	9.2	13.3	156.7	135.8	20.9	15.4
Parts and service	245.2	239.2	6.0	2.5	489.7	476.0	13.7	2.9
Finance and insurance	117.0	104.7	12.3	11.7	227.7	200.0	27.7	13.9
Other	5.9	7.2	(1.3)		13.5	14.1	(0.6)

Total gross profit	583.4	529.3	54.1	10.2	1,149.6	1,037.7	111.9	10.8
Selling, general and administrative expenses	417.6	383.1	(34.5)	(9.0)	825.3	756.5	(68.8)	(9.1)
Depreciation and amortization	21.1	19.6	(1.5)		41.8	38.5	(3.3)
Other expenses (income), net	0.3	0.6	0.3		(1.9)	1.6	3.5

Operating income	144.4	126.0	18.4	14.6	284.4	241.1	43.3	18.0
Floorplan interest expense	(10.9)	(9.7)	(1.2)		(22.1)	(19.3)	(2.8)
Other interest expense	(15.9)	(14.7)	(1.2)		(32.2)	(23.7)	(8.5)
Loss on debt extinguishment	-	(19.6)	19.6		-	(19.6)	19.6
Interest income	0.3	0.3	-		0.6	0.5	0.1
Other gains (losses), net	0.5	(0.3)	0.8		2.2	(0.4)	2.6

Income from continuing operations before income taxes	$118.4	$82.0	$36.4	44.4	$232.9	$178.6	$54.3	30.4

Retail vehicle unit sales:
New vehicle	51,824	51,840	(16)	(0.0)	107,534	97,184	10,350	10.6
Used vehicle	42,833	40,464	2,369	5.9	84,922	78,116	6,806	8.7

	94,657	92,304	2,353	2.5	192,456	175,300	17,156	9.8

Revenue per vehicle retailed:
New vehicle	$33,703	$31,956	$1,747	5.5	$32,843	$32,074	$769	2.4
Used vehicle	$18,350	$17,381	$969	5.6	$17,821	$17,238	$583	3.4
Gross profit per vehicle retailed:
New vehicle	$2,638	$2,099	$539	25.7	$2,436	$2,179	$257	11.8
Used vehicle	$1,800	$1,626	$174	10.7	$1,777	$1,651	$126	7.6
Finance and insurance	$1,236	$1,134	$102	9.0	$1,183	$1,141	$42	3.7

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (%)	2010 (%)	2011 (%)	2010 (%)
Revenue mix percentages:
New vehicle	52.4	53.4	53.1	52.5
Used vehicle	26.6	25.2	25.9	25.5
Parts and service	17.1	17.6	17.2	18.3
Finance and insurance, net	3.5	3.4	3.4	3.4
Other	0.4	0.4	0.4	0.3

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	23.4	20.6	22.8	20.4
Used vehicle	13.5	13.1	13.6	13.1
Parts and service	42.0	45.2	42.6	45.9
Finance and insurance	20.1	19.8	19.8	19.3
Other	1.0	1.3	1.2	1.3

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.8	6.6	7.4	6.8
Used vehicle - retail	9.8	9.4	10.0	9.6
Parts and service	42.9	43.7	42.9	43.9
Total	17.5	17.1	17.3	17.5
Selling, general and administrative expenses	12.5	12.3	12.4	12.7
Operating income	4.3	4.1	4.3	4.1
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.6	72.4	71.8	72.9
Operating income	24.8	23.8	24.7	23.2

			June 30, 2011	June 30, 2010
Days supply:
New vehicle (industry standard of selling days, including fleet)			59 days	55 days
Used vehicle (trailing 30 days)			47 days	44 days

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Variance	Variance	Variance	Variance	Variance	Variance
	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2011	2010	Variance	2011	2010	Variance
Floorplan assistance	$13.7	$14.1	$(0.4)	$29.0	$26.5	$2.5
Floorplan interest expense (new vehicles)	(10.3)	(9.4)	(0.9)	(20.8)	(18.5)	(2.3)

Net new vehicle inventory carrying benefit	$3.4	$4.7	$(1.3)	$8.2	$8.0	$0.2

Same Store Operating Data

We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,689.9	$1,656.6	$33.3	2.0	$3,436.8	$3,117.1	$319.7	10.3
Used vehicle	857.8	783.7	74.1	9.5	1,670.8	1,515.3	155.5	10.3
Parts and service	559.3	547.3	12.0	2.2	1,115.8	1,084.8	31.0	2.9
Finance and insurance, net	113.8	104.7	9.1	8.7	222.3	200.0	22.3	11.2
Other	13.1	12.0	1.1		26.8	23.7	3.1

Total revenue	$3,233.9	$3,104.3	$129.6	4.2	$6,472.5	$5,940.9	$531.6	8.9

Gross profit:
New vehicle	$131.8	$108.8	$23.0	21.1	$254.7	$211.8	$42.9	20.3
Used vehicle	76.5	69.4	7.1	10.2	153.2	135.8	17.4	12.8
Parts and service	239.2	239.2	-	-	477.7	476.0	1.7	0.4
Finance and insurance	113.8	104.7	9.1	8.7	222.3	200.0	22.3	11.2
Other	5.7	7.2	(1.5)		13.1	14.1	(1.0)

Total gross profit	$567.0	$529.3	$37.7	7.1	$1,121.0	$1,037.7	$83.3	8.0

Retail vehicle unit sales:
New vehicle	49,892	51,840	(1,948)	(3.8)	104,139	97,184	6,955	7.2
Used vehicle	41,658	40,464	1,194	3.0	82,925	78,116	4,809	6.2

	91,550	92,304	(754)	(0.8)	187,064	175,300	11,764	6.7

Revenue per vehicle retailed:
New vehicle	$33,871	$31,956	$1,915	6.0	$33,002	$32,074	$928	2.9
Used vehicle	$18,385	$17,381	$1,004	5.8	$17,851	$17,238	$613	3.6

Gross profit per vehicle retailed:
New vehicle	$2,642	$2,099	$543	25.9	$2,446	$2,179	$267	12.3
Used vehicle	$1,800	$1,626	$174	10.7	$1,779	$1,651	$128	7.8
Finance and insurance	$1,243	$1,134	$109	9.6	$1,188	$1,141	$47	4.1

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (%)	2010 (%)	2011 (%)	2010 (%)
Revenue mix percentages:
New vehicle	52.3	53.4	53.1	52.5
Used vehicle	26.5	25.2	25.8	25.5
Parts and service	17.3	17.6	17.2	18.3
Finance and insurance, net	3.5	3.4	3.4	3.4
Other	0.4	0.4	0.5	0.3

Total	100.0	100.0	100.0	100.0

Gross profit mix percentages:
New vehicle	23.2	20.6	22.7	20.4
Used vehicle	13.5	13.1	13.7	13.1
Parts and service	42.2	45.2	42.6	45.9
Finance and insurance	20.1	19.8	19.8	19.3
Other	1.0	1.3	1.2	1.3

Total	100.0	100.0	100.0	100.0

Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.8	6.6	7.4	6.8
Used vehicle - retail	9.8	9.4	10.0	9.6
Parts and service	42.8	43.7	42.8	43.9
Total	17.5	17.1	17.3	17.5

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,746.6	$1,656.6	$90.0	5.4	$3,531.7	$3,117.1	$414.6	13.3
Gross profit	$136.7	$108.8	$27.9	25.6	$262.0	$211.8	$50.2	23.7
Retail vehicle unit sales	51,824	51,840	(16)	(0.0)	107,534	97,184	10,350	10.6
Revenue per vehicle retailed	$33,703	$31,956	$1,747	5.5	$32,843	$32,074	$769	2.4
Gross profit per vehicle retailed	$2,638	$2,099	$539	25.7	$2,436	$2,179	$257	11.8
Gross profit as a percentage of revenue	7.8%	6.6%			7.4%	6.8%
Days supply (industry standard of selling days, including fleet)	59 days	55 days
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$1,689.9	$1,656.6	$33.3	2.0	$3,436.8	$3,117.1	$319.7	10.3
Gross profit	$131.8	$108.8	$23.0	21.1	$254.7	$211.8	$42.9	20.3
Retail vehicle unit sales	49,892	51,840	(1,948)	(3.8)	104,139	97,184	6,955	7.2
Revenue per vehicle retailed	$33,871	$31,956	$1,915	6.0	$33,002	$32,074	$928	2.9
Gross profit per vehicle retailed	$2,642	$2,099	$543	25.9	$2,446	$2,179	$267	12.3
Gross profit as a percentage of revenue	7.8%	6.6%			7.4%	6.8%

Second Quarter 2011 compared to Second Quarter 2010

Same store new vehicle revenue increased during the three months ended June 30, 2011, as compared to the same period in 2010, as a result of an increase in revenue per new vehicle retailed, partially offset by a decrease in same store unit volume. The decrease in same store unit volume was primarily due to the significant production and supply chain disruptions caused by the earthquake and tsunami that struck Japan in March 2011. These production and supply chain disruptions resulted in significantly reduced new vehicle production by Japanese manufacturers and lower new vehicle shipments from those manufacturers, which adversely impacted our new vehicle sales unit volume primarily in our Import segment. Manufacturers also reduced incentives during the three months ended June 30, 2011, as compared to the same period in 2010, which adversely impacted same store unit volume.

Same store revenue per new vehicle retailed increased during the three months ended June 30, 2011, as compared to the same period in 2010. Same store revenue per new vehicle retailed benefited from a shift in mix away from import vehicles, which have relatively lower average selling prices, toward domestic and premium luxury vehicles. Same store revenue per new vehicle retailed also benefited from an increase in the average selling prices for new vehicles, primarily due to increases in manufacturer pricing and supply and demand imbalances resulting from the Japan supply constraints.

Same store gross profit per new vehicle retailed benefited from an increase in new vehicle gross profit due to the tight supply of vehicles produced by Japanese manufacturers. Same store gross profit per new vehicle retailed also benefited from the recognition of certain performance-based manufacturer incentives related to premium luxury vehicles previously sold, which favorably impacted gross profit and operating income by $1.4 million. We were able to recognize these incentives due to our achievement of certain manufacturer incentive program goals during the second quarter of 2011. We expect to recognize the remaining incentives under this program in the second half of 2011.

First Six Months 2011 compared to First Six Months 2010

Same store new vehicle revenue increased during the six months ended June 30, 2011, as compared to the same period in 2010, as a result of an increase in same store unit volume and an increase in same store revenue per new vehicle retailed. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. The increase in same store unit volume for the six months ended June 30, 2011, was partially offset by the Japan supply constraints, which adversely impacted unit sales in the second quarter of 2011.

Same store revenue per new vehicle retailed increased during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to a shift in mix away from import vehicles, which have relatively lower average selling prices, toward domestic vehicles. Same store revenue per new vehicle retailed also benefited from an increase in the average selling prices for new vehicles in the Import segment, primarily due to the supply and demand imbalances resulting from the Japan supply constraints, and in the Premium Luxury segment, primarily due to improved market conditions.

Same store gross profit per new vehicle retailed benefited from an increase in new vehicle gross profit due to the tight supply of vehicles produced by Japanese manufacturers. Same store gross profit per new vehicle retailed also benefited from the recognition of certain performance-based manufacturer incentives related to premium luxury vehicles previously sold, which favorably impacted gross profit and operating income by $6.0 million. We were able to recognize these incentives due to our achievement of certain manufacturer incentive program goals during the first half of 2011. We expect to recognize the remaining incentives under this program in the second half of 2011.

See “Market Conditions” above for a discussion of the automotive retail environment, including our expectations regarding the supply of vehicles produced by Japanese manufacturers, and the related impact on new vehicle sales and margins.

New Vehicle Inventories

Our new vehicle inventories were $1.3 billion or 59 days supply at June 30, 2011, as compared to new vehicle inventories of $1.5 billion or 63 days supply at December 31, 2010, and $1.2 billion or 55 days supply at June 30, 2010. We had 38,907 units in new vehicle inventory at June 30, 2011, 48,499 units at December 31, 2010, and 37,445 units at June 30, 2010.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2011	2010	Variance	2011	2010	Variance
Floorplan assistance	$13.7	$14.1	$(0.4)	$29.0	$26.5	$2.5
Floorplan interest expense (new vehicles)	(10.3)	(9.4)	(0.9)	(20.8)	(18.5)	(2.3)

Net new vehicle inventory carrying benefit	$3.4	$4.7	$(1.3)	$8.2	$8.0	$0.2

Second Quarter 2011 compared to Second Quarter 2010

The net new vehicle inventory carrying benefit decreased during the three months ended June 30, 2011, as compared to the same period in 2010 due to an increase in floorplan interest expense primarily due to higher average vehicle floorplan payable balances during the period, partially offset by a decrease in floorplan assistance primarily due to a decrease in the floorplan assistance rate per unit.

First Six Months 2011 compared to First Six Months 2010

The net new vehicle inventory carrying benefit increased during the six months ended June 30, 2011, as compared to the same period in 2010 due to an increase in floorplan assistance primarily as a result of higher new vehicle sales, partially offset by an increase in floorplan interest expense primarily due to higher average vehicle floorplan payable balances during the period.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$786.0	$703.3	$82.7	11.8	$1,513.4	$1,346.6	$166.8	12.4
Wholesale revenue	101.3	80.4	20.9	26.0	205.3	168.7	36.6	21.7

Total revenue	$887.3	$783.7	$103.6	13.2	$1,718.7	$1,515.3	$203.4	13.4

Retail gross profit	$77.1	$65.8	$11.3	17.2	$150.9	$129.0	$21.9	17.0
Wholesale gross profit	1.5	3.6	(2.1)		5.8	6.8	(1.0)

Total gross profit	$78.6	$69.4	$9.2	13.3	$156.7	$135.8	$20.9	15.4

Retail vehicle unit sales	42,833	40,464	2,369	5.9	84,922	78,116	6,806	8.7
Revenue per vehicle retailed	$18,350	$17,381	$969	5.6	$17,821	$17,238	$583	3.4
Gross profit per vehicle retailed	$1,800	$1,626	$174	10.7	$1,777	$1,651	$126	7.6
Gross profit as a percentage of revenue	9.8%	9.4%			10.0%	9.6%
Days supply (trailing 30 days)	47 days	44 days

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$765.9	$703.3	$62.6	8.9	$1,480.3	$1,346.6	$133.7	9.9
Wholesale revenue	91.9	80.4	11.5	14.3	190.5	168.7	21.8	12.9

Total revenue	$857.8	$783.7	$74.1	9.5	$1,670.8	$1,515.3	$155.5	10.3

Retail gross profit	$75.0	$65.8	$9.2	14.0	$147.5	$129.0	$18.5	14.3
Wholesale gross profit	1.5	3.6	(2.1)		5.7	6.8	(1.1)

Total gross profit	$76.5	$69.4	$7.1	10.2	$153.2	$135.8	$17.4	12.8

Retail vehicle unit sales	41,658	40,464	1,194	3.0	82,925	78,116	4,809	6.2
Revenue per vehicle retailed	$18,385	$17,381	$1,004	5.8	$17,851	$17,238	$613	3.6
Gross profit per vehicle retailed	$1,800	$1,626	$174	10.7	$1,779	$1,651	$128	7.8
Gross profit as a percentage of revenue	9.8%	9.4%			10.0%	9.6%

Second Quarter 2011 compared to Second Quarter 2010

Same store retail used vehicle revenue increased during the three months ended June 30, 2011, as compared to the same period in 2010, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of value-priced vehicles. We opened 19 Value Vehicle Outlets (“VVOs”) primarily in the second half of 2010 and an additional 7 in the first half of 2011 to address industry supply constraints and meet market demand. Through our VVOs, which are located on existing store facilities, we sell vehicles that we would have traditionally wholesaled with an average retail price lower than that of used vehicles we typically retail. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume. These increases were partially offset by a decline in certified pre-owned vehicle sales due to elevated used vehicle pricing in comparison to new vehicle pricing and a decrease in supply of vehicles eligible for certified pre-owned designation.

Same store revenue per used vehicle retailed benefited from an increase in the average selling prices for used vehicles in all three segments primarily due to tighter supply, which has driven up the wholesale values of used vehicles. Used vehicle supply has been impacted by the decline in new vehicle sales in recent years, and the decline in off-lease vehicles, as well as by customers retaining their vehicles for longer periods of time. Used vehicle prices also increased in the second quarter of 2011 due to the Japan supply constraints for new vehicles. The increase in same store revenue per used vehicle retailed was partially offset by a decline in revenues as a result of increased sales of value-priced vehicles, which have lower average retail prices than used vehicles we typically retail.

Same store gross profit per used vehicle retailed increased during the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in gross profit per used vehicle retailed in all three segments—Domestic, Import, and Premium Luxury – due to the tighter supply of used vehicle inventory. The increase in same store gross profit per used vehicle retailed was partially offset by lender advances not increasing at the same level as used vehicle values and by increased sales of value-priced vehicles, which generate a relatively lower gross profit per vehicle retailed than used vehicles we typically retail.

First Six Months 2011 compared to First Six Months 2010

Same store retail used vehicle revenue increased during the six months ended June 30, 2011, as compared to the same period in 2010, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of value-priced vehicles through our VVOs. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume. These increases were partially offset by a decline in certified pre-owned vehicle sales due to elevated used vehicle pricing in comparison to new vehicle pricing and a decrease in supply of vehicles eligible for certified pre-owned designation.

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

Same store gross profit per used vehicle retailed increased during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in gross profit per used vehicle retailed in all three segments—Domestic, Import, and Premium Luxury – due to the tighter supply of used vehicle inventory. The increase in same store gross profit per used vehicle retailed was partially offset by lender advances not increasing at the same level as used vehicle values and by increased sales of value-priced vehicles, which generate a relatively lower gross profit per vehicle retailed than used vehicles we typically retail.

Used Vehicle Inventories

Used vehicle inventories were $345.4 million or 47 days supply at June 30, 2011, compared to $271.8 million or 42 days supply at December 31, 2010, and $283.5 million or 44 days supply at June 30, 2010.

Parts and Service

	Variance	Variance	Variance	Variance	Variance	Variance	Variance	Variance
	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$572.0	$547.3	$24.7	4.5	$1,142.0	$1,084.8	$57.2	5.3
Gross Profit	$245.2	$239.2	$6.0	2.5	$489.7	$476.0	$13.7	2.9
Gross profit as a percentage of revenue	42.9%	43.7%			42.9%	43.9%

Same Store:
Revenue	$559.3	$547.3	$12.0	2.2	$1,115.8	$1,084.8	$31.0	2.9
Gross Profit	$239.2	$239.2	$-	-	$477.7	$476.0	$1.7	0.4
Gross profit as a percentage of revenue	42.8%	43.7%			42.8%	43.9%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.

Second Quarter 2011 compared to Second Quarter 2010

During the three months ended June 30, 2011, same store parts and service gross profit was flat as compared to the same period in 2010. Same store parts and service gross profit was adversely impacted by a decline in gross profit associated with warranty of $2.6 million, offset primarily by an increase in gross profit associated with customer-pay service of $1.0 million.

Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Warranty was adversely impacted during the three months ended June 30, 2011, by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.

First Six Months 2011 compared to First Six Months 2010

During the six months ended June 30, 2011, same store parts and service gross profit increased as compared to the same period in 2010, primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $2.8 million and customer-pay service of $2.8 million, partially offset by a decline in gross profit associated with warranty of $4.6 million.

Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties benefited from higher new and used vehicle sales volume. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Warranty benefited in the prior year from an increase in warranty service related to the Toyota recalls. Additionally, warranty was adversely impacted during the six months ended June 30, 2011, by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.

We expect the decline in new vehicle sales over the past few years, which has led to a decline in the total number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

Finance and Insurance

	Variance	Variance	Variance	Variance	Variance	Variance	Variance	Variance
	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$117.0	$104.7	$12.3	11.7	$227.7	$200.0	$27.7	13.9
Gross profit per vehicle retailed	$1,236	$1,134	$102	9.0	$1,183	$1,141	$42	3.7

Same Store:
Revenue and gross profit	$113.8	$104.7	$9.1	8.7	$222.3	$200.0	$22.3	11.2
Gross profit per vehicle retailed	$1,243	$1,134	$109	9.6	$1,188	$1,141	$47	4.1

Second Quarter 2011 compared to Second Quarter 2010

Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in same store finance and insurance revenue and gross profit per vehicle retailed, partially offset by a decrease in new vehicle sales in the Import segment.

Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in revenue associated with arranging customer financing, an increase in margin on product contracts sold, more customers financing vehicles through the dealerships, and an increase in amounts financed per transaction. This benefit was partially offset by a decline in profit resulting from chargeback experience.

First Six Months 2011 compared to First Six Months 2010

Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in new and used vehicle sales volumes and an increase in same store finance and insurance revenue and gross profit per vehicle retailed.

Same store finance and insurance revenue and gross profit per vehicle benefited from an increase revenue associated with arranging customer financing, an increase in margin on product contracts sold, more customers financing vehicles through the dealerships, and an increase in amounts financed per transaction. This benefit was partially offset by a decline in profit resulting from chargeback experience.

Segment Results

In the following table, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

	Variance	Variance	Variance	Variance	Variance	Variance	Variance	Variance
	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Varince	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$1,145.0	$1,036.0	$109.0	10.5	$2,241.1	$1,946.6	$294.5	15.1
Import	1,213.5	1,177.1	36.4	3.1	2,510.7	2,248.8	261.9	11.6
Premium Luxury	941.6	860.4	81.2	9.4	1,819.9	1,683.1	136.8	8.1
Corporate and other	36.2	30.8	5.4	17.5	75.7	62.4	13.3	21.3

Total revenue	$3,336.3	$3,104.3	$232.0	7.5	$6,647.4	$5,940.9	$706.5	11.9

*Segment income (loss)
Domestic	$46.4	$41.5	$4.9	11.8	$89.1	$73.6	$15.5	21.1
Import	65.7	52.4	13.3	25.4	123.1	102.4	20.7	20.2
Premium Luxury	56.6	48.5	8.1	16.7	111.7	95.3	16.4	17.2
Corporate and other	(35.2)	(26.1)	(9.1)		(61.6)	(49.5)	(12.1)

Total segment income	133.5	116.3	17.2	14.8	262.3	221.8	40.5	18.3
Add: Floorplan interest expense	10.9	9.7	(1.2)		22.1	19.3	(2.8)

Operating income	$144.4	$126.0	$18.4	14.6	$284.4	$241.1	$43.3	18.0

*Segment income (loss) is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	18,751	16,516	2,235	13.5	36,487	30,127	6,360	21.1
Import	23,854	26,944	(3,090)	(11.5)	53,516	50,818	2,698	5.3
Premium Luxury	9,219	8,380	839	10.0	17,531	16,239	1,292	8.0

	51,824	51,840	(16)	(0.0)	107,534	97,184	10,350	10.6

Domestic

The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,145.0	$1,036.0	$109.0	10.5	$2,241.1	$1,946.6	$294.5	15.1
Segment income	$46.4	$41.5	$4.9	11.8	$89.1	$73.6	$15.5	21.1
Retail new vehicle unit sales	18,751	16,516	2,235	13.5	36,487	30,127	6,360	21.1

Second Quarter 2011 compared to Second Quarter 2010

Domestic revenue increased during the three months ended June 30, 2011, as compared to the same period in 2010, due to an increase in new and used unit volume and an increase in revenue per used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. The increase in new and used unit volume was also due in part to a decline in sales of import vehicles driven by the Japan supply constraints. New revenue and unit sales increased for all three domestic manufacturers as compared to the second quarter of 2010. Revenue per used vehicle retailed primarily benefited from an increase in the average selling prices primarily for small and large used vehicles.

Domestic segment income increased during the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.

First Six Months 2011 compared to First Six Months 2010

Domestic revenue increased during the six months ended June 30, 2011, as compared to the same period in 2010, due to an increase in new and used unit volume and an increase in revenue per used vehicle retailed. The increase in new unit volume was primarily due to a decline in sales of import vehicles driven by the Japan supply constraints and improved market conditions, including increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. The increase in used unit volume was primarily due to improved market conditions. New and used revenue and unit sales increased for all three domestic manufacturers as compared to the first half of 2010. Revenue per used vehicle retailed primarily benefited from an increase in the average selling prices for small and large used vehicles.

Domestic segment income increased during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit.Increases in Domestic segment income were partially offset by an increase in volume-related expenses.

Import

The Import segment operating results included the following:

	Variance	Variance	Variance	Variance	Variance	Variance	Variance	Variance
	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,213.5	$1,177.1	$36.4	3.1	$2,510.7	$2,248.8	$261.9	11.6
Segment income	$65.7	$52.4	$13.3	25.4	$123.1	$102.4	$20.7	20.2
Retail new vehicle unit sales	23,854	26,944	(3,090)	(11.5)	53,516	50,818	2,698	5.3

Second Quarter 2011 compared to Second Quarter 2010

Import revenue increased during the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to the recent acquisitions we completed in the third quarter of 2010 and the first quarter of 2011, as well as an increase in revenue per new and used vehicle retailed, partially offset by a decrease in new unit volume due to the Japan supply constraints. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large new and used vehicles, primarily due to the Japan supply constraints.

Import segment income increased during the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in used unit volume and new vehicle gross profit due to the Japan supply constraints, as well as the effect of the recent acquisitions noted above. Import segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Import segment income were partially offset by an increase in volume-related expenses.

First Six Months 2011 compared to First Six Months 2010

Import revenue increased during the six months ended June 30, 2011, as compared to the same period in 2010, due to an increase in unit volume, primarily due to the recent acquisitions noted above, and an increase in revenue per new and used vehicle retailed. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large new and used vehicles, due in part to the Japan supply constraints.

Import segment income increased during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume and new vehicle gross profit due to the Japan supply constraints, as well as the effect of the recent acquisitions noted above. Import segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Import segment income were partially offset by an increase in volume-related expenses.

See “Market Conditions” above for a discussion of the automotive retail environment, including our expectations regarding the supply of vehicles produced by Japanese manufacturers, and the related impact on new vehicle sales and margins.

Premium Luxury

The Premium Luxury segment operating results included the following:

	(Unfavora	(Unfavora	(Unfavora	(Unfavora	(Unfavora	(Unfavora	(Unfavora	(Unfavora
	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$941.6	$860.4	$81.2	9.4	$1,819.9	$1,683.1	$136.8	8.1
Segment income	$56.6	$48.5	$8.1	16.7	$111.7	$95.3	$16.4	17.2
Retail new vehicle unit sales	9,219	8,380	839	10.0	17,531	16,239	1,292	8.0

Second Quarter 2011 compared to Second Quarter 2010

Premium Luxury revenue increased during the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in new unit volume and an increase in revenue per new and used vehicle retailed. The increase in new unit volume was primarily due to improved market conditions, including increased consumer demand. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large used vehicles and large new vehicles.

Premium Luxury segment income increased during the three months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in new unit volume and supply and demand imbalances for vehicles produced by Japanese manufacturers as a result of the Japan supply constraints. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit.

Additionally, as noted above in the “New Vehicle” section, we achieved certain manufacturer incentive program goals during the second quarter of 2011. As a result, we were able to recognize certain performance-based manufacturer incentives, related to premium luxury vehicles previously sold, which favorably impacted Premium Luxury segment income. Increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses.

First Six Months 2011 compared to First Six Months 2010

Premium Luxury revenue increased during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including increased consumer demand. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large used vehicles and large new vehicles.

Premium Luxury segment income increased during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume and supply and demand imbalances for vehicles produced by Japanese manufacturers as a result of the Japan supply constraints. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit.

Additionally, as noted above in the “New Vehicle” section, we achieved certain manufacturer incentive program goals during the first half of 2011. As a result, we were able to recognize certain performance-based manufacturer incentives, related to premium luxury vehicles previously sold, which favorably impacted Premium Luxury segment income. Increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses.

See “Market Conditions” above for a discussion of the automotive retail environment, including our expectations regarding the supply of vehicles produced by Japanese manufacturers, and the related impact on new vehicle sales and margins.

Selling, General, and Administrative Expenses

Our Selling, General, and Administrative expenses (“SG&A”) consist primarily of compensation, including salaries, commissions and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), occupancy costs, legal, accounting, and professional services, and general corporate expenses.

Second Quarter 2011 compared to Second Quarter 2010

SG&A expenses increased $34.5 million during the three months ended June 30, 2011, as compared to the same period in 2010, due to a $19.4 million increase in compensation expense, a $4.2 million increase associated with hail storm-related losses, and a $1.6 million increase in gross advertising expenditures. As a percentage of total gross profit, SG&A expenses decreased to 71.6% during the three months ended June 30, 2011, from 72.4% in the same period in 2010, resulting from our continued effective management of our cost structure and improved gross profit.

First Six Months 2011 compared to First Six Months 2010

SG&A expenses increased $68.8 million during the six months ended June 30, 2011, as compared to the same period in 2010, due to a $43.2 million increase in compensation expense, a $4.2 million increase associated with hail storm-related losses, and a $6.6 million increase in gross advertising expenditures, partially offset by a $1.6 million increase in advertising reimbursements from manufacturers. As a percentage of total gross profit, SG&A expenses decreased to 71.8% during the six months ended June 30, 2011, from 72.9% in the same period in 2010, resulting from our continued effective management of our cost structure and improved gross profit.

Non-Operating Income (Expense)

Floorplan Interest Expense

Second Quarter 2011 compared to Second Quarter 2010

Floorplan interest expense was $10.9 million for the three months ended June 30, 2011, as compared to $9.7 million for the same period in 2010. The increase in floorplan interest expense of $1.2 million during the three months ended June 30, 2011, is primarily the result of higher average vehicle floorplan payable balances, partially offset by lower floorplan interest rates.

First Six Months 2011 compared to First Six Months 2010

Floorplan interest expense was $22.1 million for the six months ended June 30, 2011, as compared to $19.3 million for the same period in 2010. The increase in floorplan interest expense of $2.8 million during the six months ended June 30, 2011, is primarily the result of higher average vehicle floorplan payable balances, partially offset by lower floorplan interest rates.

Other Interest Expense

Other interest expense was incurred primarily on borrowings under our term loan facilities, revolving credit facilities, mortgage facility, and outstanding senior unsecured notes.

Second Quarter 2011 compared to Second Quarter 2010

Other interest expense was $15.9 million for the three months ended June 30, 2011, compared to $14.7 million for the same period in 2010. The increase in other interest expense of $1.2 million during the three months ended June 30, 2011, as compared to the same period in 2010, was primarily due to an $1.8 million increase in interest expense resulting from higher levels of debt outstanding during the period associated with our 6.75% Senior Notes due 2018 and revolving credit facilities, partially offset by a decrease in interest expense of $0.5 million resulting from lower levels of debt outstanding during the period associated with our 7% Senior Notes due 2014, Floating Rate Senior Notes due 2013, and mortgage facility.

First Six Months 2011 compared to First Six Months 2010

Other interest expense was $32.2 million for the six months ended June 30, 2011, compared to $23.7 million for the same period in 2010. The increase in other interest expense of $8.5 million during the six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to a $9.8 million increase in interest expense resulting from higher levels of debt outstanding during the period associated with our 6.75% Senior Notes due 2018 and revolving credit facilities, and a $1.6 million increase in interest expense resulting from higher interest rates on our extended term loan facility, partially offset by a decrease in interest expense of $3.5 million resulting from lower levels of debt outstanding during the period associated with our 7% Senior Notes due 2014, Floating Rate Senior Notes due 2013, and mortgage facility.

Loss on Debt Extinguishment

We expensed $19.6 million pre-tax in the second quarter of 2010 related to the debt refinancing transactions we completed in the second quarter of 2010, including $3.5 million for the write-off of previously deferred debt issuance costs. This expense is recorded in Loss on Debt Extinguishment in the accompanying Unaudited Condensed Consolidated Financial Statements. Please refer to Note 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for a discussion of the debt refinancing transactions that we completed during the second quarter of 2010.

Provision for Income Taxes

Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

Second Quarter 2011 compared to Second Quarter 2010

Our effective income tax rate was 38.1% for the three months ended June 30, 2011, and 39.0% for the three months ended June 30, 2010.

First Six Months 2011 compared to First Six Months 2010

Our effective income tax rate was 38.3% for the six months ended June 30, 2011, and 39.1% for the six months ended June 30, 2010.

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

We had a loss from discontinued operations, net of income taxes, totaling $1.4 million during the three months ended June 30, 2011, and $2.3 million during the six months ended June 30, 2011, primarily related to expected losses on real estate to be sold, as well as to carrying costs for real estate we have not yet sold associated with stores that have been closed. We had a loss from discontinued operations, net of income taxes, totaling $2.8 million during the three months ended June 30, 2010, and $6.4 million during the six months ended June 30, 2010, related to operational losses for stores that were classified as discontinued operations, as well as carrying costs for real estate not yet sold related to stores that had been closed.

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

Available Liquidity Resources

We had the following sources of liquidity available:

	December 31,	December 31,
(In millions)	June 30, 2011	December 31, 2010
Cash and Cash Equivalents	$81.8	$95.1
Revolving Credit Facility (as limited by applicable covenants) (1)	$303.9	$398.9
Secured Used Floorplan Facilities (2)	$96.2	$70.6

(1)	Based on aggregate borrowings outstanding of $275.0 million and outstanding letters of credit of $59.7 million at June 30, 2011, and aggregate borrowings outstanding of $180.0 million and outstanding letters of credit of $59.7 million at December 31, 2010. See “Long-Term Debt – Amended Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2011, surety bonds, letters of credit, and cash deposits totaled $92.1 million, including $59.7 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

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

Share Repurchases

A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	Variance	Variance	Variance	Variance
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Shares repurchased	3.4	20.9	5.1	23.0
Aggregate purchase price	$110.9	$414.4	$169.7	$451.6
Average purchase price per share	$33.04	$19.83	$32.97	$19.66

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

On May 3, 2011, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of June 30, 2011, $313.5 million remained available for share repurchases under our existing share repurchase program.

Senior Note Repurchases

We did not repurchase any of our debt during the three months ended June 30, 2011 or 2010.

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

Capital Expenditures

The following table sets forth information regarding our capital expenditures:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Purchases of property and equipment	$38.9	$26.3	$63.6	$40.3

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

Acquisitions and Divestitures

The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Cash received from (used in) business acquisitions, net	$-	$-	$(64.2)	$(12.5)
Cash received from (used in) business divestitures, net	$-	$1.9	$1.2	$4.8

Cash Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future.

Long-Term Debt

The following table sets forth our non-vehicle long-term debt as of June 30, 2011, and December 31, 2010.

	December 31,	December 31,
(In millions)	June 30, 2011	December 31, 2010
7% Senior Notes due 2014	$14.7	$14.7
6.75% Senior Notes due 2018	394.7	394.4
Term loan facility due 2012	54.0	54.0
Term loan facility due 2014	479.4	479.4
Revolving credit facility due 2012	24.6	16.1
Revolving credit facility due 2014	250.4	163.9
Mortgage facility (1)	215.4	219.2
Other debt due from 2011 to 2031	11.8	7.0

	$1,445.0	$1,348.7
Less: current maturities	(11.9)	(8.1)

Long-term debt, net of current maturities	$1,433.1	$1,340.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Debt Refinancing

Please refer to Note 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for a discussion of certain refinancing transactions that we completed during the second quarter of 2010.

Senior Unsecured Notes

At June 30, 2011, we had outstanding $394.7 million of 6.75% Senior Notes due 2018. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.

At June 30, 2011, we had outstanding $14.7 million of 7% Senior Notes due 2014. Interest on the 7% Senior Notes due 2014 is payable on April 15 and October 15 of each year. The 7% Senior Notes due 2014 will mature on April 15, 2014, and may be redeemed by us currently at 101.75% of principal and at 100% of principal on or after April 15, 2012.

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

As of June 30, 2011, we had borrowings outstanding of $24.6 million under the non-extended revolving credit facility and $250.4 million under the extended revolving credit facility. We have a $200 million letter of credit sublimit as part of our revolving credit facilities. The amount available to be borrowed under the revolving credit facilities is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $59.7 million at June 30, 2011, leaving an additional borrowing capacity in the aggregate under both the non-extended and extended revolving credit facilities of $303.9 million at June 30, 2011.

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

Vehicle Floorplan Payable

Vehicle floorplan payable-trade totaled $1.2 billion at June 30, 2011, and $1.4 billion at December 31, 2010. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.

Vehicle floorplan payable-non-trade totaled $511.4 million at June 30, 2011, and $486.5 million at December 31, 2010, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.

At June 30, 2011, the aggregate capacity under our used floorplan facilities was $210.0 million. As of that date, $97.1 million had been borrowed under those facilities, and the remaining borrowing capacity of $112.9 million was limited to $96.2 million based on the eligible used vehicle inventory that could have been pledged as collateral.

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

Other Debt

At June 30, 2011, we had $215.4 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties.

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

As of June 30, 2011, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our amended credit agreement, at June 30, 2011, our leverage ratio and capitalization ratio were as follows:

	June 30, 2011
	Requirement	Actual
Leverage ratio	< 3.25x	2.39x
Capitalization ratio	< 60%	46.2%

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

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30,
(In millions)	2011	2010
Cash provided by operating activities	$125.1	$132.7
Cash used in investing activities	$(128.7)	$(42.8)
Cash used in financing activities	$(9.7)	$(161.8)

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

Net cash provided by operating activities decreased during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in working capital and other cash requirements, partially offset by an increase in earnings.

During the six months ended June 30, 2010, we paid $28.1 million in connection with refinancing our indebtedness, including debt tender premiums. Cash flows from operating activities for the six months ended June 30, 2010, reflect $16.1 million of these cash payments that we charged to expense related to these transactions. In addition, we charged to expense $3.5 million of previously deferred debt issuance costs. Cash flows from financing activities for the six months ended June 30, 2010, discussed below, reflect $11.9 million of debt issuance costs that will be amortized to expense over the term of the new debt arrangements.

Cash Flows from Investing Activities

Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.

Net cash used in investing activities increased during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to an increase in cash used in business acquisitions, net of cash acquired, and an increase in purchases of property and equipment.

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

During the six months ended June 30, 2011, we repurchased 5.1 million shares of common stock for an aggregate purchase price of $169.7 million (average purchase price per share of $32.97). During the six months ended June 30, 2011, 31,297 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2010, we repurchased 23.0 million shares of common stock for an aggregate purchase price of $451.6 million (average purchase price per share of $19.66). During the six months ended June 30, 2010, 20,689 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2011, we borrowed $250.0 million and repaid $155.0 million under our revolving credit facility, for net borrowings of $95.0 million. During the six months ended June 30, 2010, we borrowed $195.0 million under our revolving credit facility and had no repayments.

During the six months ended June 30, 2010, we (1) accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our credit agreement. The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%.

A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used (1) to pay approximately $274.5 million for the old notes that were validly tendered and accepted for payment (which included accrued and unpaid interest for the old notes, as well as consent payments for those that were tendered and accepted for payment by April 13, 2010), (2) to reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million), (3) to pay transaction fees and expenses related to the debt offering, the tender offers, and the amendment to the credit agreement, and (4) for general corporate purposes. As noted above, cash flows from financing activities reflect cash payments of $11.9 million that will be amortized to expense over the term of the new indebtedness.

During the six months ended June 30, 2011, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options and an increase in the related tax benefit from the exercise of stock options as compared to the same period in 2010.

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

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including statements regarding our expectations for the automotive retail industry, including statements regarding the impact on our business of the earthquake and tsunami that struck Japan, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

•

Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions that have affected the United States for the past few years. In addition, a credit default by the U.S. government, or a downgrade in the credit ratings of the U.S. government, could materially impact macroeconomic conditions in the United States, the automotive retail industry, and our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. Our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $636.6 million and had a fair value of $658.5 million as of June 30, 2011, and totaled $635.3 million and had a fair value of $644.1 million as of December 31, 2010.

Interest Rate Risk

We had $1.7 billion of variable rate vehicle floorplan payable at June 30, 2011, and $1.9 billion at December 31, 2010. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $16.7 million at June 30, 2011, and $18.7 million at December 31, 2010, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $0.8 billion of other variable rate debt outstanding at June 30, 2011, and $0.7 billion at December 31, 2010. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $8.1 million at June 30, 2011, and $7.1 million at December 31, 2010.

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

We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 123 of our 213 stores as of June 30, 2011.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2011 to April 30, 2011	849,600	$32.70	849,600	$146.7
May 1, 2011 to May 31, 2011	416,400	$33.67	416,400	$382.6
June 1, 2011 to June 30, 2011	2,114,415	$33.08	2,091,407	$313.5

Total	3,380,415		3,357,407

(1)	On October 23, 2007, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. In each of October 2009, May 2010, July 2010, and May 2011, our Board increased the amount authorized under the program by $250 million. Our stock repurchase program does not have an expiration date. In the second quarter of 2011, all of our shares were repurchased under our stock repurchase program, except for 23,008 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	Form of Waiver, executed by each of our non-employee directors

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.
***	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date: July 27, 2011	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller

(Duly Authorized Officer and
Principal Accounting Officer)