Form 10-Q/A
period 2011-06-30
AUTONATION, INC.
filed 2011-08-22
CIK 350698

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of AutoNation, Inc. for the quarter ended June 30, 2011 filed on July 27, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.		Description

10.1*†		Form of Waiver, executed by each of our non-employees directors

31.1†		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2†		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1‡		Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡		Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	¯	XBRL Instance Document

101.SCH	¯	XBRL Taxonomy Extension Schema Document

101.CAL	¯	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	¯	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	¯	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	¯	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Previously filed.

‡	Previously furnished.

¯	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date: August 22, 2011	By:	/s/ Michael J. Stephan
Michael J. Stephan
Vice President – Corporate Controller

(Duly Authorized Officer and
Principal Accounting Officer)

2

EXHIBIT INDEX

Exhibit No.		Description

10.1*†		Form of Waiver, executed by each of our non-employees directors

31.1†		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2†		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1‡		Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2‡		Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	¯	XBRL Instance Document

101.SCH	¯	XBRL Taxonomy Extension Schema Document

101.CAL	¯	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	¯	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	¯	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	¯	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

†	Previously filed.

‡	Previously furnished.

¯	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.