Form 10-Q
period 2011-09-30
AUTONATION, INC.
filed 2011-10-21
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-13107
AutoNation, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1105145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 SW 1stAvenue, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of October 19, 2011, the registrant had 139,898,186 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67.3	$95.1
Receivables, net	402.1	462.0
Inventory	1,601.7	1,867.0
Other current assets	224.9	204.7
Total Current Assets	2,296.0	2,628.8
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $738.1 million and $689.6 million, respectively	1,919.2	1,838.0
GOODWILL (Note 4)	1,172.2	1,142.4
OTHER INTANGIBLE ASSETS, NET (Note 4)	218.0	202.0
OTHER ASSETS	161.4	163.0
Total Assets	$5,766.8	$5,974.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,043.2	$1,379.9
Vehicle floorplan payable - non-trade	468.1	486.5
Accounts payable	169.0	164.0
Current maturities of long-term obligations	93.2	8.1
Other current liabilities	386.3	360.9
Total Current Liabilities	2,159.8	2,399.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,394.2	1,340.6
DEFERRED INCOME TAXES	43.6	25.9
OTHER LIABILITIES	144.3	129.4
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at September 30, 2011, and December 31, 2010, including shares held in treasury	1.6	1.6
Additional paid-in capital	18.0	2.0
Retained earnings	2,577.2	2,365.2
Treasury stock, at cost; 22,121,886 and 15,197,680 shares held, respectively	(571.9)	(289.9)
Total Shareholders’ Equity	2,024.9	2,078.9
Total Liabilities and Shareholders’ Equity	$5,766.8	$5,974.2
The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
New vehicle	$1,881.6	$1,773.3	$5,413.3	$4,890.4
Used vehicle	911.9	812.4	2,630.6	2,327.7
Parts and service	578.0	564.1	1,720.0	1,648.9
Finance and insurance, net	121.9	111.9	349.6	311.9
Other	13.1	12.2	40.4	35.9
TOTAL REVENUE	3,506.5	3,273.9	10,153.9	9,214.8
Cost of Sales:
New vehicle	1,743.4	1,661.4	5,013.1	4,566.7
Used vehicle	845.4	743.2	2,407.4	2,122.7
Parts and service	336.1	318.5	988.4	927.3
Other	6.4	5.4	20.2	15.1
TOTAL COST OF SALES	2,931.3	2,728.5	8,429.1	7,631.8
Gross Profit:
New vehicle	138.2	111.9	400.2	323.7
Used vehicle	66.5	69.2	223.2	205.0
Parts and service	241.9	245.6	731.6	721.6
Finance and insurance	121.9	111.9	349.6	311.9
Other	6.7	6.8	20.2	20.8
TOTAL GROSS PROFIT	575.2	545.4	1,724.8	1,583.0
Selling, general, and administrative expenses	411.4	402.9	1,236.7	1,159.4
Depreciation and amortization	20.9	18.7	62.7	57.2
Other expenses (income), net	(1.2)	2.9	(3.1)	4.5
OPERATING INCOME	144.1	120.9	428.5	361.9
Floorplan interest expense	(9.7)	(10.8)	(31.8)	(30.2)
Other interest expense	(16.4)	(16.1)	(48.6)	(39.8)
Loss on debt extinguishment	—	—	—	(19.6)
Interest income	—	0.3	0.6	0.8
Other losses, net	(2.4)	(0.7)	(0.2)	(1.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	115.6	93.6	348.5	272.0
INCOME TAX PROVISION	44.9	35.1	134.2	104.8
NET INCOME FROM CONTINUING OPERATIONS	70.7	58.5	214.3	167.2
Loss from discontinued operations, net of income taxes	—	(1.6)	(2.3)	(7.9)
NET INCOME	$70.7	$56.9	$212.0	$159.3
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.49	$0.40	$1.46	$1.05
Discontinued operations	$—	$(0.01)	$(0.02)	$(0.05)
Net income	$0.49	$0.39	$1.44	$1.00
Weighted average common shares outstanding	144.4	147.5	146.9	160.0
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.48	$0.39	$1.43	$1.04
Discontinued operations	$—	$(0.01)	$(0.02)	$(0.05)
Net income	$0.48	$0.38	$1.42	$0.99
Weighted average common shares outstanding	147.0	149.6	149.5	161.4
COMMON SHARES OUTSTANDING, net of treasury stock	141.4	148.0	141.4	148.0

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
December 31, 2010	163,562,149	$1.6	$2.0	$2,365.2	$(289.9)	$2,078.9
Net income	—	—	—	212.0	—	212.0
Repurchases of common stock	—	—	—	—	(367.0)	(367.0)
Stock-based compensation expense	—	—	15.7	—	—	15.7
Shares awarded under stock-based compensation plans, including income tax benefit of $19.0	—	—	0.3	—	85.0	85.3
September 30, 2011	163,562,149	$1.6	$18.0	$2,577.2	$(571.9)	$2,024.9

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2011	2010
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$212.0	$159.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2.3	7.9
Depreciation and amortization	62.7	57.2
Amortization of debt issuance costs and discounts	3.2	2.4
Stock-based compensation expense	15.7	13.6
Deferred income tax provision	15.9	10.9
Non-cash impairment charges	—	3.7
Write-off of deferred debt issuance costs	—	3.5
Net loss (gain) on asset sales and dispositions	(3.0)	0.4
Other	(0.2)	1.2
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	57.5	11.8
Inventory	277.6	(321.5)
Other assets	(10.5)	27.2
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(336.7)	174.2
Accounts payable	5.0	32.1
Other liabilities	9.3	12.5
Net cash provided by continuing operations	310.8	196.4
Net cash provided by discontinued operations	0.3	1.3
Net cash provided by operating activities	311.1	197.7
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(113.8)	(77.7)
Property operating lease buy-outs	(13.8)	(2.6)
Proceeds from the sale of property and equipment	3.0	0.2
Proceeds from assets held for sale	9.0	5.8
Insurance recoveries on property and equipment	—	1.8
Cash used in business acquisitions, net of cash acquired	(64.2)	(73.1)
Proceeds from the sale of restricted investments	—	1.3
Cash received from business divestitures, net of cash relinquished	4.9	12.4
Other	0.2	(1.1)
Net cash used in continuing operations	(174.7)	(133.0)
Net cash used in discontinued operations	—	(0.3)
Net cash used in investing activities	(174.7)	(133.3)

The accompanying notes are an integral part of these statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2011	2010
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	$(335.0)	$(507.3)
Proceeds from revolving credit facilities	300.0	325.0
Payment of revolving credit facilities	(180.0)	(115.0)
Proceeds from 6.75% Senior Notes due 2018	—	394.0
Payment of term loan facility	—	(66.6)
Payment of Floating Rate Senior Notes due 2013	—	(146.1)
Payment of 7% Senior Notes due 2014	—	(117.9)
Payment of debt issuance costs	—	(11.9)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(28.3)	61.8
Payments of mortgage facilities	(5.7)	(5.4)
Payments of long-term debt	(0.5)	(0.3)
Proceeds from the exercise of stock options	66.3	30.1
Tax benefit from stock-based awards	19.0	6.3
Net cash used in continuing operations	(164.2)	(153.3)
Net cash used in discontinued operations	—	(0.1)
Net cash used in financing activities	(164.2)	(153.4)
DECREASE IN CASH AND CASH EQUIVALENTS	(27.8)	(89.0)
CASH AND CASH EQUIVALENTS at beginning of period	95.1	173.5
CASH AND CASH EQUIVALENTS at end of period	$67.3	$84.5

The accompanying notes are an integral part of these statements

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2011, we owned and operated 257 new vehicle franchises from 214 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), including the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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
New Accounting Pronouncements
Testing for Goodwill Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to simplify the assessment for goodwill impairment.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Multiemployer Pension Plan Disclosures
In September 2011, the FASB issued an accounting standard update that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer's involvement in multiemployer pension plans and are effective for annual periods ending after December 15, 2011. Five of our 214 stores participate in multiemployer pension plans. We are currently evaluating the disclosure requirements of this accounting standard update.

Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of our current presentation of comprehensive income.

Amendments to Fair Value Measurements
In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this accounting standard update will have a material effect on our consolidated financial statements, but may require certain additional disclosures.

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2011	December 31, 2010
Trade receivables	$91.0	$89.8
Manufacturer receivables	107.3	127.8
Other	34.7	37.5
	233.0	255.1
Less: Allowances	(2.7)	(3.7)
	230.3	251.4
Contracts-in-transit and vehicle receivables	171.8	210.6
Receivables, net	$402.1	$462.0

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2011	December 31, 2010
New vehicles	$1,173.7	$1,479.6
Used vehicles	305.4	271.8
Parts, accessories, and other	122.6	115.6
	$1,601.7	$1,867.0

The components of vehicle floorplan payable are as follows:

	September 30, 2011	December 31, 2010
Vehicle floorplan payable - trade	$1,043.2	$1,379.9
Vehicle floorplan payable - non-trade	468.1	486.5
	$1,511.3	$1,866.4

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
Our vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.4% for the nine months ended September 30, 2011, and 2.6% for the nine months ended September 30, 2010. At September 30, 2011, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $245.0 million, of which $86.6 million had been borrowed. The remaining borrowing capacity of $158.4 million was limited to $99.5 million based on the eligible used vehicle inventory that could have been pledged as collateral. At September 30, 2011, the aggregate capacity under all of our floorplan facilities to finance vehicles was approximately $2.8 billion, of which $1.5 billion had been borrowed.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	September 30, 2011	December 31, 2010
Goodwill	$1,172.2	$1,142.4
Franchise rights - indefinite-lived	$212.6	$199.1
Other intangibles	8.4	5.6
	221.0	204.7
Less: accumulated amortization	(3.0)	(2.7)
Other intangible assets, net	$218.0	$202.0

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

5.	LONG-TERM DEBT
Long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
7% Senior Notes due 2014	$14.7	$14.7
6.75% Senior Notes due 2018	394.8	394.4
Term loan facility due 2012	54.0	54.0
Term loan facility due 2014	479.4	479.4
Revolving credit facility due 2012	26.8	16.1
Revolving credit facility due 2014	273.2	163.9
Mortgage facility (1)	213.5	219.2
Capital leases due from 2011 to 2031	31.0	7.0
	1,487.4	1,348.7
Less: current maturities	(93.2)	(8.1)
Long-term debt, net of current maturities	$1,394.2	$1,340.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

Debt Refinancing
Please refer to Note 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for a discussion of certain refinancing transactions that we completed during the second quarter of 2010.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Senior Unsecured Notes and Amended Credit Agreement
At September 30, 2011, we had outstanding $394.8 million of 6.75% Senior Notes due 2018. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At September 30, 2011, we had outstanding $14.7 million of 7% Senior Notes due 2014. Interest on the 7% Senior Notes due 2014 is payable on April 15 and October 15 of each year. The 7% Senior Notes due 2014 will mature on April 15, 2014, and may be redeemed by us currently at 101.75% of principal and at 100% of principal on or after April 15, 2012.
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
As of September 30, 2011, we had borrowings outstanding of $26.8 million under the non-extended revolving credit facility and $273.2 million under the extended revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facilities. The amount available to be borrowed under the revolving credit facilities is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $59.7 million at September 30, 2011, leaving an additional borrowing capacity in the aggregate under both the non-extended and extended revolving credit facilities of $278.9 million at September 30, 2011.
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
Other Debt
At September 30, 2011, we had $213.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At September 30, 2011, we had capital lease obligations of $31.0 million.
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
Under our amended credit agreement we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the amended credit agreement, the maximum capitalization ratio is 60.0% and the maximum leverage ratio is 3.25x. In calculating our leverage ratio, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to 2007.
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
Under the terms of our amended credit agreement, at September 30, 2011, our leverage ratio and capitalization ratio were as follows:

	September 30, 2011
	Requirement	Actual
Leverage ratio	< 3.25x	2.38x
Capitalization ratio	< 60.0%	45.9%

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
Income taxes payable included in Other Current Liabilities totaled $14.3 million at September 30, 2011, and $10.7 million at December 31, 2010.
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

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Shares repurchased	5.7	2.9	10.8	25.9
Aggregate purchase price	$195.9	$55.0	$365.6	$506.6
Average purchase price per share	$34.66	$19.08	$33.85	$19.59

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of September 30, 2011, $117.6 million remained available for share repurchases under the share repurchase program approved by our Board of Directors. From October 1, 2011 through October 19, 2011, we repurchased an additional 1.5 million shares for an aggregate purchase price of $51.9 million (average purchase price per share of $33.67) pursuant to a Rule 10b5-1 plan. In October 2011, our Board of Directors authorized an additional $250 million under our existing share repurchase program. As of October 19, 2011, $315.7 million remained available for share repurchases under the program.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Shares issued	1.4	1.6	3.8	1.9
Proceeds from exercise of stock options	$26.3	$24.5	$66.3	$30.1
Average exercise price per share	$18.35	$15.35	$17.54	$15.53

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Shares issued	—	—	163,892	188,740
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	11,688	12,796	42,985	33,485

8.	EARNINGS PER SHARE
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
The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding used in calculating basic earnings per share	144.4	147.5	146.9	160.0
Effect of dilutive stock-based awards	2.6	2.1	2.6	1.4
Weighted average common and common equivalent shares used in calculating diluted earnings per share	147.0	149.6	149.5	161.4

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of anti-dilutive options excluded from the computation of diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Anti-dilutive options excluded from the computation of diluted earnings per share	0.4	0.5	0.4	3.7

9.	ACQUISITIONS
We acquired one automotive retail franchise and related assets during the nine months ended September 30, 2011, for which we paid in cash $64.2 million. We acquired five automotive retail franchises during the nine months ended September 30, 2010, for which we paid in cash $73.1 million.
The acquisition that occurred during the nine months ended September 30, 2011 was not material to our financial condition or results of operations. Additionally, the pro forma consolidated income statements as if the results of this acquisition had been included in our consolidated results for the entire nine month periods ended September 30, 2011 and 2010, would not have been materially different from our reported consolidated income statements for these periods.

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2011 to 2034 are approximately $65 million at September 30, 2011. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2011. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At September 30, 2011, surety bonds, letters of credit, and cash deposits totaled $92.2 million, including $59.7 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
We received proceeds (net of cash relinquished) of $4.9 million during the nine months ended September 30, 2011, and $12.4 million during the same period in 2010 related to discontinued operations.
As of September 30, 2011, we had assets held for sale of $51.7 million in discontinued operations, primarily related to real estate we have not yet sold associated with stores that have been closed. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information.

12.	SEGMENT INFORMATION
At September 30, 2011 and 2010, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reportable segment revenues and segment income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Domestic	$1,204.4	$1,102.6	$3,445.5	$3,048.7
Import	1,318.3	1,275.1	3,829.0	3,523.9
Premium Luxury	948.7	863.3	2,768.5	2,546.3
Corporate and other	35.1	32.9	110.9	95.9
Total revenues	$3,506.5	$3,273.9	$10,153.9	$9,214.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Segment income (loss)*:
Domestic	$46.7	$42.5	$135.8	$116.1
Import	65.0	51.3	187.9	153.6
Premium Luxury	49.5	47.7	161.3	142.8
Corporate and other	(26.8)	(31.4)	(88.3)	(80.8)
Total segment income	134.4	110.1	396.7	331.7
Other interest expense	(16.4)	(16.1)	(48.6)	(39.8)
Loss on debt extinguishment	—	—	—	(19.6)
Interest income	—	0.3	0.6	0.8
Other losses, net	(2.4)	(0.7)	(0.2)	(1.1)
Income from continuing operations before income taxes	$115.6	$93.6	$348.5	$272.0
*    Segment income (loss) is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Ford, Toyota, Nissan, General Motors, Honda, Mercedes, BMW, and Chrysler. Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender.
We had receivables from manufacturers or distributors of $107.3 million at September 30, 2011, and $127.8 million at December 31, 2010. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2011, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

•
Marketable Securities: Investments in marketable securities are stated at fair value, estimated based on quoted market prices. The carrying amount and fair value of our investments in marketable securities totaled $1.7 million at September 30, 2011 and $1.8 million at December 31, 2010.

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

	September 30, 2011	December 31, 2010
Carrying value	$654.0	$635.3
Fair value	$663.4	$644.1

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
The following tables presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30, 2011
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held for sale in discontinued operations	$10.9	$(0.5)

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended
	September 30, 2010
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$3.7	$(0.6)

Long-lived assets held for sale:
Continuing operations	$10.7	$(3.1)
Discontinued operations	34.9	(3.2)
Total long-lived assets held for sale	$45.6	$(6.3)

Goodwill and Other Intangible Assets
During the three and nine months ended September 30, 2011 and 2010, no impairment charges were recorded for the carrying value of goodwill or franchise rights in accordance with accounting guidance for goodwill and other intangible assets. See Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for information on how fair value measurements are derived for our goodwill and franchise rights.
Long-lived Assets Held and Used in Continuing Operations
During the three and nine months ended September 30, 2011, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations.
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
Long-lived Assets Held for Sale in Continuing Operations
During the three and nine months ended September 30, 2011, no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing operations.
During the nine months ended September 30, 2010, long-lived assets held for sale in continuing operations with a carrying amount of $9.4 million were written down to their fair value of $6.0 million, resulting in a non-cash impairment charge of $3.4 million. Additionally, an adjustment of $0.3 million was recorded to long-lived assets held for sale with a carrying amount of $4.4 million as a result of an increase in the asset group's fair value. The adjustment was limited to the carrying amount of $4.7 million at the time the long-lived asset group was initially classified as held for sale. These amounts were included in Other Expenses (Income), Net in our Unaudited Condensed Consolidated Financial Statements and included as a component of Segment Income (Loss) in the "Corporate and other" category of our segment information. The $3.1 million of net impairment charges includes $2.6 million that was recorded during the three months ended September 30, 2010.
Long-lived Assets Held for Sale in Discontinued Operations
During the nine months ended September 30, 2011, long-lived assets held for sale in discontinued operations with a carrying amount of $11.4 million were written down to their fair value of $10.9 million, resulting in a non-cash impairment charge of $0.5 million. This amount was included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements. We recorded no impairment charges during the three months ended September 30, 2011.
During the nine months ended September 30, 2010, long-lived assets held for sale in discontinued operations with a carrying amount of $28.9 million were written down to their fair value of $25.1 million, resulting in a non-cash impairment charge of $3.8 million. Additionally, an adjustment of $0.6 million was recorded to long-lived assets held for sale in

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

discontinued operations with a carrying amount of $9.2 million to increase the asset group's carrying amount to its fair value of $9.8 million. These amounts were included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements in the "Corporate and other" category of our segment information. The $3.2 million of net impairment charges recorded includes $0.6 million that was recorded during the three months ended September 30, 2010.
As of September 30, 2011, we had assets held for sale of $81.9 million in continuing operations and $49.5 million in discontinued operations.
The fair value measurements for our long-lived assets held and used and held for sale were based on Level 3 inputs, which considered information obtained from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets.

15.	CASH FLOW INFORMATION
We consider all highly liquid investments with purchased maturities of three months or less to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities related to the increase in property acquired under capital leases of $24.2 million for the nine months ended September 30, 2011. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments of $71.4 million during the nine months ended September 30, 2011, and $52.8 million during the nine months ended September 30, 2010. We made income tax payments, net of income tax refunds, of $95.2 million during the nine months ended September 30, 2011, and $75.0 million during the nine months ended September 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1. In addition, reference should be made to our Audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K.
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2011, we owned and operated 257 new vehicle franchises from 214 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 90% of the new vehicles that we sold during the nine months ended September 30, 2011, are manufactured by Ford, Toyota, Nissan, General Motors, Honda, Mercedes, BMW, and Chrysler.
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
At September 30, 2011, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2011, new vehicle sales accounted for approximately 53% of our total revenue, but approximately 23% of our total gross profit. Used vehicle sales accounted for approximately 26% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 20% of our total revenue for the nine months ended September 30, 2011, contributed approximately 63% of our total gross profit for the same period.

Results of Operations
Third Quarter 2011 compared to Third Quarter 2010
During the three months ended September 30, 2011, we had net income from continuing operations of $70.7 million or $0.48 per share on a diluted basis, as compared to net income from continuing operations of $58.5 million or $0.39 per share on a diluted basis during the same period in 2010.
First Nine Months 2011 compared to First Nine Months 2010
During the nine months ended September 30, 2011, we had net income from continuing operations of $214.3 million or $1.43 per share on a diluted basis, as compared to net income from continuing operations of $167.2 million or $1.04 per share on a diluted basis during the same period in 2010.
Results for the nine months ended September 30, 2010, were adversely impacted by a loss on debt extinguishment, including debt refinancing costs and the write-off of previously deferred debt issuance costs, of $19.6 million ($12.1 million after-tax, or approximately $0.07 per share).
Market Conditions
In the third quarter of 2011, the seasonally adjusted annual rate (“SAAR”) of industry new vehicle sales in the United States was 12.4 million, an increase of 7% as compared to the new vehicle SAAR of 11.6 million in the third quarter of 2010.
The earthquake and tsunami that struck Japan in March 2011 caused significant production and supply chain disruptions that resulted in significantly reduced new vehicle production by Japanese manufacturers, both in and outside of Japan, and lower new vehicle shipments from those manufacturers. In the second and third quarters of 2011, unit sales of new vehicles produced by Japanese manufacturers were negatively impacted by these disruptions; however, gross profit on those vehicles benefited significantly from constrained supply. Shipments from Japanese manufacturers began to improve at the end of the third quarter, and we believe that that they will continue to improve in the fourth quarter. We expect that the improving supply environment will result in lower gross profit on those vehicles in the fourth quarter, as compared to second and third quarters of 2011. Our planning assumption for 2011 full-year industry new vehicle unit sales in the United States remains at the mid-12 million unit level.

Continued concerns over sovereign debt levels in the United States and Europe, and the possible negative implications to banks and the global economy arising out of the European debt crisis, could adversely impact the U.S. economy, consumer confidence and demand for new and used vehicles.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 33,914 units in new vehicle inventory at September 30, 2011, 48,499 units at December 31, 2010, and 41,788 units at September 30, 2010. We continue to monitor our new vehicle inventory levels closely based on current economic conditions.
In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.7 million at September 30, 2011, and $0.4 million at December 31, 2010.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.1 million at September 30, 2011, and $3.4 million at December 31, 2010.

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
Goodwill and Other Intangible Assets
Goodwill and franchise rights assets are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We completed our annual tests for impairment of goodwill and other intangible assets as of April 30, 2011, and no impairment charges resulted from the required impairment test.
The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2011, the date of our most recent annual impairment test.
As of September 30, 2011, we have $156.5 million of goodwill related to the Domestic reporting unit, $531.5 million related to the Import reporting unit, and $484.2 million related to the Premium Luxury reporting unit. A significant change in the assumptions used to estimate fair value could result in a material impairment charge to the goodwill associated with our reporting units.

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
As of September 30, 2011, we had long-lived assets held for sale of $81.9 million in continuing operations and $49.5 million in discontinued operations.
We recorded no impairment charges during the three and nine months ended September 30, 2011, associated with assets held and used or assets held for sale in continuing operations. During the nine months ended September 30, 2011, we recorded a non-cash impairment charge of $0.5 million associated with long-lived assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements. We recorded no impairment charges during the three months ended September 30, 2011, associated with assets held for sale in discontinued operations.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,881.6	$1,773.3	$108.3	6.1	$5,413.3	$4,890.4	$522.9	10.7
Used vehicle	911.9	812.4	99.5	12.2	2,630.6	2,327.7	302.9	13.0
Parts and service	578.0	564.1	13.9	2.5	1,720.0	1,648.9	71.1	4.3
Finance and insurance, net	121.9	111.9	10.0	8.9	349.6	311.9	37.7	12.1
Other	13.1	12.2	0.9		40.4	35.9	4.5
Total revenue	$3,506.5	$3,273.9	$232.6	7.1	$10,153.9	$9,214.8	$939.1	10.2
Gross profit:
New vehicle	$138.2	$111.9	$26.3	23.5	$400.2	$323.7	$76.5	23.6
Used vehicle	66.5	69.2	(2.7)	(3.9)	223.2	205.0	18.2	8.9
Parts and service	241.9	245.6	(3.7)	(1.5)	731.6	721.6	10.0	1.4
Finance and insurance	121.9	111.9	10.0	8.9	349.6	311.9	37.7	12.1
Other	6.7	6.8	(0.1)		20.2	20.8	(0.6)
Total gross profit	575.2	545.4	29.8	5.5	1,724.8	1,583.0	141.8	9.0
Selling, general and administrative expenses	411.4	402.9	(8.5)	(2.1)	1,236.7	1,159.4	(77.3)	(6.7)
Depreciation and amortization	20.9	18.7	(2.2)		62.7	57.2	(5.5)
Other expenses (income), net	(1.2)	2.9	4.1		(3.1)	4.5	7.6
Operating income	144.1	120.9	23.2	19.2	428.5	361.9	66.6	18.4
Floorplan interest expense	(9.7)	(10.8)	1.1		(31.8)	(30.2)	(1.6)
Other interest expense	(16.4)	(16.1)	(0.3)		(48.6)	(39.8)	(8.8)
Loss on debt extinguishment	—	—	—		—	(19.6)	19.6
Interest income	—	0.3	(0.3)		0.6	0.8	(0.2)
Other losses, net	(2.4)	(0.7)	(1.7)		(0.2)	(1.1)	0.9
Income from continuing operations before income taxes	$115.6	$93.6	$22.0	23.5	$348.5	$272.0	$76.5	28.1
Retail vehicle unit sales:
New vehicle	56,309	56,121	188	0.3	163,843	153,305	10,538	6.9
Used vehicle	44,226	42,904	1,322	3.1	129,148	121,020	8,128	6.7
	100,535	99,025	1,510	1.5	292,991	274,325	18,666	6.8
Revenue per vehicle retailed:
New vehicle	$33,416	$31,598	$1,818	5.8	$33,040	$31,900	$1,140	3.6
Used vehicle	$17,648	$17,073	$575	3.4	$17,762	$17,180	$582	3.4
Gross profit per vehicle retailed:
New vehicle	$2,454	$1,994	$460	23.1	$2,443	$2,111	$332	15.7
Used vehicle	$1,524	$1,583	$(59)	(3.7)	$1,690	$1,627	$63	3.9
Finance and insurance	$1,213	$1,130	$83	7.3	$1,193	$1,137	$56	4.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011 (%)	2010 (%)	2011 (%)	2010 (%)
Revenue mix percentages:
New vehicle	53.7	54.2	53.3	53.1
Used vehicle	26.0	24.8	25.9	25.3
Parts and service	16.5	17.2	16.9	17.9
Finance and insurance, net	3.5	3.4	3.4	3.4
Other	0.3	0.4	0.5	0.3
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	24.0	20.5	23.2	20.4
Used vehicle	11.6	12.7	12.9	13.0
Parts and service	42.1	45.0	42.4	45.6
Finance and insurance	21.2	20.5	20.3	19.7
Other	1.1	1.3	1.2	1.3
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	6.3	7.4	6.6
Used vehicle - retail	8.6	9.3	9.5	9.5
Parts and service	41.9	43.5	42.5	43.8
Total	16.4	16.7	17.0	17.2
Selling, general and administrative expenses	11.7	12.3	12.2	12.6
Operating income	4.1	3.7	4.2	3.9
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.5	73.9	71.7	73.2
Operating income	25.1	22.2	24.8	22.9
			September 30, 2011	September 30, 2010
Days supply:
New vehicle (industry standard of selling days, including fleet)			45 days	57 days
Used vehicle (trailing 30 days)			43 days	46 days

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2011	2010	Variance	2011	2010	Variance
Floorplan assistance	$15.7	$14.8	$0.9	$44.7	$41.2	$3.5
Floorplan interest expense (new vehicles)	(9.1)	(10.1)	1.0	(30.0)	(28.6)	(1.4)
Net new vehicle inventory carrying benefit	$6.6	$4.7	$1.9	$14.7	$12.6	$2.1

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,835.7	$1,773.3	$62.4	3.5	$5,272.5	$4,890.4	$382.1	7.8
Used vehicle	885.5	812.4	73.1	9.0	2,556.3	2,327.7	228.6	9.8
Parts and service	569.4	564.1	5.3	0.9	1,685.1	1,648.9	36.2	2.2
Finance and insurance, net	119.3	111.9	7.4	6.6	341.7	311.9	29.8	9.6
Other	13.0	12.2	0.8		39.7	35.9	3.8
Total revenue	$3,422.9	$3,273.9	$149.0	4.6	$9,895.3	$9,214.8	$680.5	7.4
Gross profit:
New vehicle	$134.7	$111.9	$22.8	20.4	$389.4	$323.7	$65.7	20.3
Used vehicle	65.7	69.2	(3.5)	(5.1)	218.7	205.0	13.7	6.7
Parts and service	237.9	245.6	(7.7)	(3.1)	715.6	721.6	(6.0)	(0.8)
Finance and insurance	119.3	111.9	7.4	6.6	341.7	311.9	29.8	9.6
Other	6.6	6.8	(0.2)		19.7	20.8	(1.1)
Total gross profit	$564.2	$545.4	$18.8	3.4	$1,685.1	$1,583.0	$102.1	6.4
Retail vehicle unit sales:
New vehicle	54,844	56,121	(1,277)	(2.3)	158,983	153,305	5,678	3.7
Used vehicle	43,414	42,904	510	1.2	126,339	121,020	5,319	4.4
	98,258	99,025	(767)	(0.8)	285,322	274,325	10,997	4.0
Revenue per vehicle retailed:
New vehicle	$33,471	$31,598	$1,873	5.9	$33,164	$31,900	$1,264	4.0
Used vehicle	$17,633	$17,073	$560	3.3	$17,776	$17,180	$596	3.5
Gross profit per vehicle retailed:
New vehicle	$2,456	$1,994	$462	23.2	$2,449	$2,111	$338	16.0
Used vehicle	$1,529	$1,583	$(54)	(3.4)	$1,692	$1,627	$65	4.0
Finance and insurance	$1,214	$1,130	$84	7.4	$1,198	$1,137	$61	5.4

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011 (%)	2010 (%)	2011 (%)	2010 (%)
Revenue mix percentages:
New vehicle	53.6	54.2	53.3	53.1
Used vehicle	25.9	24.8	25.8	25.3
Parts and service	16.6	17.2	17.0	17.9
Finance and insurance, net	3.5	3.4	3.5	3.4
Other	0.4	0.4	0.4	0.3
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	23.9	20.5	23.1	20.4
Used vehicle	11.6	12.7	13.0	13.0
Parts and service	42.2	45.0	42.5	45.6
Finance and insurance	21.1	20.5	20.3	19.7
Other	1.2	1.3	1.1	1.3
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	6.3	7.4	6.6
Used vehicle - retail	8.7	9.3	9.5	9.5
Parts and service	41.8	43.5	42.5	43.8
Total	16.5	16.7	17.0	17.2

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,881.6	$1,773.3	$108.3	6.1	$5,413.3	$4,890.4	$522.9	10.7
Gross profit	$138.2	$111.9	$26.3	23.5	$400.2	$323.7	$76.5	23.6
Retail vehicle unit sales	56,309	56,121	188	0.3	163,843	153,305	10,538	6.9
Revenue per vehicle retailed	$33,416	$31,598	$1,818	5.8	$33,040	$31,900	$1,140	3.6
Gross profit per vehicle retailed	$2,454	$1,994	$460	23.1	$2,443	$2,111	$332	15.7
Gross profit as a percentage of revenue	7.3%	6.3%			7.4%	6.6%
Days supply (industry standard of selling days, including fleet)	45 days	57 days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$1,835.7	$1,773.3	$62.4	3.5	$5,272.5	$4,890.4	$382.1	7.8
Gross profit	$134.7	$111.9	$22.8	20.4	$389.4	$323.7	$65.7	20.3
Retail vehicle unit sales	54,844	56,121	(1,277)	(2.3)	158,983	153,305	5,678	3.7
Revenue per vehicle retailed	$33,471	$31,598	$1,873	5.9	$33,164	$31,900	$1,264	4.0
Gross profit per vehicle retailed	$2,456	$1,994	$462	23.2	$2,449	$2,111	$338	16.0
Gross profit as a percentage of revenue	7.3%	6.3%			7.4%	6.6%

Third Quarter 2011 compared to Third Quarter 2010
Same store new vehicle revenue increased during the three months ended September 30, 2011, as compared to the same period in 2010, as a result of an increase in revenue per new vehicle retailed, partially offset by a decrease in same store unit volume. The decrease in same store unit volume was primarily due to the significant production and supply chain disruptions caused by the earthquake and tsunami that struck Japan in March 2011. These production and supply chain disruptions resulted in significantly reduced new vehicle production by Japanese manufacturers and lower new vehicle shipments from those manufacturers, which adversely impacted our new vehicle sales unit volume primarily in our Import segment. Manufacturers also reduced incentives during the three months ended September 30, 2011, as compared to the same period in 2010, which adversely impacted same store unit volume.
Same store revenue per new vehicle retailed increased during the three months ended September 30, 2011, as compared to the same period in 2010. Same store revenue per new vehicle retailed benefited from a shift in mix away from import vehicles, which have relatively lower average selling prices, toward domestic and premium luxury vehicles. Same store revenue per new vehicle retailed also benefited from an increase in the average selling prices for new vehicles, primarily due to increases in manufacturer pricing and supply and demand imbalances resulting from the Japan supply constraints.
Same store gross profit per new vehicle retailed benefited from an increase in new vehicle gross profit due primarily to the tight supply of vehicles produced by Japanese manufacturers.
First Nine Months 2011 compared to First Nine Months 2010
Same store new vehicle revenue increased during the nine months ended September 30, 2011, as compared to the same period in 2010, as a result of an increase in same store unit volume and an increase in same store revenue per new vehicle retailed. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. The increase in same store unit volume for the nine months ended September 30, 2011, was partially offset by the Japan supply constraints, which adversely impacted unit sales in the second and third quarters of 2011, and by a decrease in manufacturer incentives.

Same store revenue per new vehicle retailed increased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to a shift in mix away from import vehicles, which have relatively lower average selling prices, toward domestic and premium luxury vehicles. Same store revenue per new vehicle retailed also benefited from an increase in the average selling prices for new vehicles in the Import segment, primarily due to the supply and demand imbalances resulting from the Japan supply constraints, and in the Premium Luxury segment, primarily due to improved market conditions.
Same store gross profit per new vehicle retailed benefited from a shift in mix away from import vehicles, which generate relatively lower gross profit per vehicle retailed, due to the tight supply of vehicles produced by Japanese manufacturers, as well as from an increase in new vehicle gross profit in all three segments. Same store gross profit per new vehicle retailed also benefited from the recognition of certain performance-based manufacturer incentives related to premium luxury vehicles previously sold, which favorably impacted gross profit and operating income by $6.0 million. We were able to recognize these incentives due to our achievement of certain manufacturer incentive program goals during the first half of 2011. We expect to recognize the remaining incentives under this program in the fourth quarter of 2011.
See “Market Conditions” above for a discussion of the automotive retail environment, including our expectations regarding the supply of vehicles produced by Japanese manufacturers, and the related impact on new vehicle sales and margins.
New Vehicle Inventories
Our new vehicle inventories were $1.2 billion or 45 days supply at September 30, 2011, as compared to new vehicle inventories of $1.5 billion or 63 days supply at December 31, 2010 and $1.3 billion or 57 days supply at September 30, 2010. We had 33,914 units in new vehicle inventory at September 30, 2011, 48,499 units at December 31, 2010, and 41,788 units at September 30, 2010.
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2011	2010	Variance	2011	2010	Variance
Floorplan assistance	$15.7	$14.8	$0.9	$44.7	$41.2	$3.5
Floorplan interest expense (new vehicles)	(9.1)	(10.1)	1.0	(30.0)	(28.6)	(1.4)
Net new vehicle inventory carrying benefit	$6.6	$4.7	$1.9	$14.7	$12.6	$2.1

Third Quarter 2011 compared to Third Quarter 2010
The net new vehicle inventory carrying benefit increased during the three months ended September 30, 2011, as compared to the same period in 2010 due to a decrease in floorplan interest expense primarily due to lower floorplan interest rates and an increase in floorplan assistance primarily due to an increase in the floorplan assistance rate per unit.
First Nine Months 2011 compared to First Nine Months 2010
The net new vehicle inventory carrying benefit increased during the nine months ended September 30, 2011, as compared to the same period in 2010 due to an increase in floorplan assistance primarily as a result of higher new vehicle sales, partially offset by an increase in floorplan interest expense primarily due to higher average vehicle floorplan payable balances during the period, partially offset by lower floorplan interest rates.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$780.5	$732.5	$48.0	6.6	$2,293.9	$2,079.1	$214.8	10.3
Wholesale revenue	131.4	79.9	51.5	64.5	336.7	248.6	88.1	35.4
Total revenue	$911.9	$812.4	$99.5	12.2	$2,630.6	$2,327.7	$302.9	13.0
Retail gross profit	$67.4	$67.9	$(0.5)	(0.7)	$218.3	$196.9	$21.4	10.9
Wholesale gross profit (loss)	(0.9)	1.3	(2.2)		4.9	8.1	(3.2)
Total gross profit	$66.5	$69.2	$(2.7)	(3.9)	$223.2	$205.0	$18.2	8.9
Retail vehicle unit sales	44,226	42,904	1,322	3.1	129,148	121,020	8,128	6.7
Revenue per vehicle retailed	$17,648	$17,073	$575	3.4	$17,762	$17,180	$582	3.4
Gross profit per vehicle retailed	$1,524	$1,583	$(59)	(3.7)	$1,690	$1,627	$63	3.9
Gross profit as a percentage of revenue	8.6%	9.3%			9.5%	9.5%
Days supply (trailing 30 days)	43 days	46 days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$765.5	$732.5	$33.0	4.5	$2,245.8	$2,079.1	$166.7	8.0
Wholesale revenue	120.0	79.9	40.1	50.2	310.5	248.6	61.9	24.9
Total revenue	$885.5	$812.4	$73.1	9.0	$2,556.3	$2,327.7	$228.6	9.8
Retail gross profit	$66.4	$67.9	$(1.5)	(2.2)	$213.8	$196.9	$16.9	8.6
Wholesale gross profit (loss)	(0.7)	1.3	(2.0)		4.9	8.1	(3.2)
Total gross profit	$65.7	$69.2	$(3.5)	(5.1)	$218.7	$205.0	$13.7	6.7
Retail vehicle unit sales	43,414	42,904	510	1.2	126,339	121,020	5,319	4.4
Revenue per vehicle retailed	$17,633	$17,073	$560	3.3	$17,776	$17,180	$596	3.5
Gross profit per vehicle retailed	$1,529	$1,583	$(54)	(3.4)	$1,692	$1,627	$65	4.0
Gross profit as a percentage of revenue	8.7%	9.3%			9.5%	9.5%

Third Quarter 2011 compared to Third Quarter 2010
Same store retail used vehicle revenue increased during the three months ended September 30, 2011, as compared to the same period in 2010, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of value-priced vehicles. We opened 19 Value Vehicle Outlets (“VVOs”) primarily in the second half of 2010 and an additional 8 in the first nine months of 2011 to address industry supply constraints and meet market demand. Through our VVOs, which are located on existing store facilities, we sell vehicles that we would have traditionally wholesaled with an average retail price lower than that of used vehicles we typically retail. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume. These increases were partially offset by a decline in certified pre-owned vehicle sales due to elevated used vehicle pricing in comparison to new vehicle pricing and a decrease in supply of vehicles eligible for certified pre-owned designation.
Same store revenue per used vehicle retailed benefited from an increase in the average selling prices for used vehicles in all three segments primarily due to tighter supply, which has driven up the wholesale values of used vehicles. Used vehicle supply has been impacted by the decline in new vehicle sales in recent years, and the decline in off-lease vehicles, as well as by customers retaining their vehicles for longer periods of time. Used vehicle prices also increased in the third quarter of 2011 due to the Japan supply constraints for new vehicles. The increase in same store revenue per used vehicle retailed was partially offset by a decline in revenues as a result of increased sales of value-priced vehicles, which have lower average retail prices than used vehicles we typically retail.

Same store gross profit per used vehicle retailed decreased during the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to increased sales of value-priced vehicles, which generate a relatively lower gross profit per vehicle retailed than used vehicles we typically retail.
First Nine Months 2011 compared to First Nine Months 2010
Same store retail used vehicle revenue increased during the nine months ended September 30, 2011, as compared to the same period in 2010, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of value-priced vehicles through our VVOs. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume. These increases were partially offset by a decline in certified pre-owned vehicle sales due to elevated used vehicle pricing in comparison to new vehicle pricing and a decrease in supply of vehicles eligible for certified pre-owned designation.
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
Same store gross profit per used vehicle retailed increased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in gross profit per used vehicle retailed due to the tighter supply of used vehicle inventory. The increase in same store gross profit per used vehicle retailed was partially offset by increased sales of value-priced vehicles, which generate a relatively lower gross profit per vehicle retailed than used vehicles we typically retail.
Used Vehicle Inventories
Used vehicle inventories were $305.4 million or 43 days supply at September 30, 2011, compared to $271.8 million or 42 days supply at December 31, 2010, and $306.0 million or 46 days supply at September 30, 2010.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$578.0	$564.1	$13.9	2.5	$1,720.0	$1,648.9	$71.1	4.3
Gross Profit	$241.9	$245.6	$(3.7)	(1.5)	$731.6	$721.6	$10.0	1.4
Gross profit as a percentage of revenue	41.9%	43.5%			42.5%	43.8%
Same Store:
Revenue	$569.4	$564.1	$5.3	0.9	$1,685.1	$1,648.9	$36.2	2.2
Gross Profit	$237.9	$245.6	$(7.7)	(3.1)	$715.6	$721.6	$(6.0)	(0.8)
Gross profit as a percentage of revenue	41.8%	43.5%			42.5%	43.8%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.
Third Quarter 2011 compared to Third Quarter 2010
During the three months ended September 30, 2011, same store parts and service gross profit decreased as compared to the same period in 2010. Same store parts and service gross profit was adversely impacted by declines in gross profit associated with warranty of $6.5 million and the preparation of vehicles for sale and service work outsourced to third-parties of $2.8 million, partially offset by an increase in gross profit associated with customer-pay service of $1.8 million.
Warranty was adversely impacted during the three months ended September 30, 2011, by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. Additionally, warranty was favorably impacted by the rise in manufacturer recalls in the automotive industry in the prior year. Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties was adversely impacted by lower new vehicle sales volume. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department.
First Nine Months 2011 compared to First Nine Months 2010
During the nine months ended September 30, 2011, same store parts and service gross profit decreased as compared to the same period in 2010, primarily due to a decline in gross profit associated with warranty of $11.1 million, partially offset by an increase in gross profit associated with customer-pay service of $4.6 million.
Warranty was adversely impacted during the nine months ended September 30, 2011, by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. Additionally, warranty benefited from an increase in warranty service related to the rise of manufacturer recalls in the automotive industry in the prior year. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department.
We expect the decline in new vehicle sales over the past few years, which has led to a decline in the total number of recent-model-year vehicles in operation, our primary service base, may have an adverse impact on our parts and service business for the next several years.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$121.9	$111.9	$10.0	8.9	$349.6	$311.9	$37.7	12.1
Gross profit per vehicle retailed	1,213	1,130	$83	7.3	1,193	1,137	$56	4.9
Same Store:
Revenue and gross profit	$119.3	$111.9	$7.4	6.6	$341.7	$311.9	$29.8	9.6
Gross profit per vehicle retailed	$1,214	$1,130	$84	7.4	$1,198	$1,137	$61	5.4

Third Quarter 2011 compared to Third Quarter 2010
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in same store finance and insurance revenue and gross profit per vehicle retailed, partially offset by a decrease in new vehicle sales in the Import segment.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in revenue associated with arranging customer financing, an increase in margin on product contracts sold, more customers financing vehicles through the dealerships, and an increase in amounts financed per transaction.
First Nine Months 2011 compared to First Nine Months 2010
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in new and used vehicle sales volumes and an increase in same store finance and insurance revenue and gross profit per vehicle retailed, partially offset by a decrease in new vehicle sales in the Import segment.
Same store finance and insurance revenue and gross profit per vehicle benefited from an increase in revenue associated with arranging customer financing, an increase in margin on product contracts sold, more customers financing vehicles through the dealerships, and an increase in amounts financed per transaction. This benefit was partially offset by a decline in profit resulting from chargeback experience.

Segment Results
In the following table, total Segment Income (Loss) of the operating segments is reconciled to consolidated operating income.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Varince	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$1,204.4	$1,102.6	$101.8	9.2	$3,445.5	$3,048.7	$396.8	13.0
Import	1,318.3	1,275.1	43.2	3.4	3,829.0	3,523.9	305.1	8.7
Premium Luxury	948.7	863.3	85.4	9.9	2,768.5	2,546.3	222.2	8.7
Corporate and other	35.1	32.9	2.2	6.7	110.9	95.9	15.0	15.6
Total revenue	$3,506.5	$3,273.9	$232.6	7.1	$10,153.9	$9,214.8	$939.1	10.2
*Segment income (loss)
Domestic	$46.7	$42.5	$4.2	9.9	$135.8	$116.1	$19.7	17.0
Import	65.0	51.3	13.7	26.7	187.9	153.6	34.3	22.3
Premium Luxury	49.5	47.7	1.8	3.8	161.3	142.8	18.5	13.0
Corporate and other	(26.8)	(31.4)	4.6		(88.3)	(80.8)	(7.5)
Total segment income	134.4	110.1	24.3	22.1	396.7	331.7	65.0	19.6
Add: Floorplan interest expense	9.7	10.8	1.1		31.8	30.2	(1.6)
Operating income	$144.1	$120.9	$23.2	19.2	$428.5	$361.9	$66.6	18.4

*Segment income (loss) is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	19,789	17,635	2,154	12.2	56,276	47,762	8,514	17.8
Import	26,914	29,858	(2,944)	(9.9)	80,430	80,676	(246)	(0.3)
Premium Luxury	9,606	8,628	978	11.3	27,137	24,867	2,270	9.1
	56,309	56,121	188	0.3	163,843	153,305	10,538	6.9

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,204.4	$1,102.6	$101.8	9.2	$3,445.5	$3,048.7	$396.8	13.0
Segment income	$46.7	$42.5	$4.2	9.9	$135.8	$116.1	$19.7	17.0
Retail new vehicle unit sales	19,789	17,635	2,154	12.2	56,276	47,762	8,514	17.8

Third Quarter 2011 compared to Third Quarter 2010
Domestic revenue increased during the three months ended September 30, 2011, as compared to the same period in 2010, due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. New revenue and unit sales increased for all three domestic manufacturers as compared to the third quarter of 2010. Revenue per vehicle retailed benefited from an increase in the average selling prices for large new vehicles and small used vehicles.
Domestic segment income increased during the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in new unit volume. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.
First Nine Months 2011 compared to First Nine Months 2010
Domestic revenue increased during the nine months ended September 30, 2011, as compared to the same period in 2010, due to an increase in new and used unit volume and an increase in revenue per used vehicle retailed. The increase in new unit volume was primarily due to improved market conditions, including increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. The increase in used unit volume was primarily due to improved market conditions. New revenue and unit sales increased for all three domestic manufacturers as compared to the first nine months of 2010. Revenue per used vehicle retailed benefited from an increase in the average selling prices for small and large used vehicles.
Domestic segment income increased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,318.3	$1,275.1	$43.2	3.4	$3,829.0	$3,523.9	$305.1	8.7
Segment income	$65.0	$51.3	$13.7	26.7	$187.9	$153.6	$34.3	22.3
Retail new vehicle unit sales	26,914	29,858	(2,944)	(9.9)	80,430	80,676	(246)	(0.3)

Third Quarter 2011 compared to Third Quarter 2010
Import revenue increased during the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to the recent acquisitions we completed in the third quarter of 2010 and the first quarter of 2011, as well as an increase in revenue per new and used vehicle retailed, partially offset by a decrease in new unit volume due to the Japan supply constraints. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large new and used vehicles, primarily due to the Japan supply constraints.
Import segment income increased during the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in new vehicle gross profit due to the Japan supply constraints, as well as the effect of the recent acquisitions noted above. Import segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Import segment income were partially offset by an increase in selling, general, and administrative expenses primarily due to an increase in sales commissions resulting from higher new vehicle gross profit.
First Nine Months 2011 compared to First Nine Months 2010
Import revenue increased during the nine months ended September 30, 2011, as compared to the same period in 2010, due to an increase in used unit volume, primarily due to the recent acquisitions noted above, and an increase in revenue per new and used vehicle retailed. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large new and used vehicles, due in part to the Japan supply constraints.
Import segment income increased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to the effect of the recent acquisitions noted above, as well as an increase in used unit volume and new and used vehicle gross profit due to the Japan supply constraints. Import segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Import segment income were partially offset by an increase in selling, general, and administrative expenses primarily due to an increase in sales commissions resulting from higher new and used vehicle gross profit.
See “Market Conditions” above for a discussion of the automotive retail environment, including our expectations regarding the supply of vehicles produced by Japanese manufacturers, and the related impact on new vehicle sales and margins.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$948.7	$863.3	$85.4	9.9	$2,768.5	$2,546.3	$222.2	8.7
Segment income	$49.5	$47.7	$1.8	3.8	$161.3	$142.8	$18.5	13.0
Retail new vehicle unit sales	9,606	8,628	978	11.3	27,137	24,867	2,270	9.1

Third Quarter 2011 compared to Third Quarter 2010
Premium Luxury revenue increased during the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in new unit volume and an increase in revenue per new and used vehicle retailed. The increase in new unit volume was primarily due to improved market conditions, including increased consumer demand. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small new vehicles and small and large used vehicles.
Premium Luxury segment income increased during the three months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in new unit volume and supply and demand imbalances for vehicles produced by Japanese manufacturers as a result of the Japan supply constraints. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses.
First Nine Months 2011 compared to First Nine Months 2010
Premium Luxury revenue increased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new and used unit volume was primarily due to improved market conditions, including increased consumer demand. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both small and large new vehicles and large used vehicles.
Premium Luxury segment income increased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in new unit volume and supply and demand imbalances for vehicles produced by Japanese manufacturers as a result of the Japan supply constraints. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit.
Additionally, as noted above in the “New Vehicle” section, we achieved certain manufacturer incentive program goals during the first nine months of 2011. As a result, we were able to recognize certain performance-based manufacturer incentives, related to premium luxury vehicles previously sold, which favorably impacted Premium Luxury segment income. Increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses.
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
Third Quarter 2011 compared to Third Quarter 2010
SG&A expenses increased $8.5 million during the three months ended September 30, 2011, as compared to the same period in 2010, due to a $4.6 million increase in compensation expense and a $5.1 million increase in other SG&A expenses, partially offset by a $1.4 million decrease in gross advertising expenditures. As a percentage of total gross profit, SG&A expenses decreased to 71.5% during the three months ended September 30, 2011, from 73.9% in the same period in 2010, resulting from our continued effective management of our cost structure and improved gross profit.
First Nine Months 2011 compared to First Nine Months 2010
SG&A expenses increased $77.3 million during the nine months ended September 30, 2011, as compared to the same period in 2010, due to a $47.8 million increase in compensation expense, a $21.4 million increase in other SG&A expenses, a $4.2 million increase associated with hail storm-related losses, and a $5.3 million increase in gross advertising expenditures, partially offset by a $1.4 million increase in advertising reimbursements from manufacturers. As a percentage of total gross profit, SG&A expenses decreased to 71.7% during the nine months ended September 30, 2011, from 73.2% in the same period in 2010, resulting from our continued effective management of our cost structure and improved gross profit.
Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2011 compared to Third Quarter 2010
Floorplan interest expense was $9.7 million for the three months ended September 30, 2011, as compared to $10.8 million for the same period in 2010. The decrease in floorplan interest expense of $1.1 million during the three months ended September 30, 2011, is primarily the result of lower floorplan interest rates.
First Nine Months 2011 compared to First Nine Months 2010
Floorplan interest expense was $31.8 million for the nine months ended September 30, 2011, as compared to $30.2 million for the same period in 2010. The increase in floorplan interest expense of $1.6 million during the nine months ended September 30, 2011, is primarily the result of higher average vehicle floorplan payable balances, partially offset by lower floorplan interest rates.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our term loan facilities, revolving credit facilities, mortgage facility, and outstanding senior unsecured notes.
Third Quarter 2011 compared to Third Quarter 2010
Other interest expense was $16.4 million for the three months ended September 30, 2011, which was relatively flat compared to $16.1 million for the same period in 2010.
First Nine Months 2011 compared to First Nine Months 2010
Other interest expense was $48.6 million for the nine months ended September 30, 2011, compared to $39.8 million for the same period in 2010. The increase in other interest expense of $8.8 million during the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily due to $9.8 million increase in interest expense resulting from higher levels of debt outstanding during the period associated with our 6.75% Senior Notes due 2018 and revolving credit facilities, and a $1.4 million increase in interest expense resulting from higher interest rates on our extended term loan facility, partially offset by a decrease in interest expense of $3.6 million resulting from lower levels of debt outstanding during the period associated with our 7% Senior Notes due 2014, Floating Rate Senior Notes due 2013, and mortgage facility.

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
Third Quarter 2011 compared to Third Quarter 2010
Our effective income tax rate was 38.8% for the three months ended September 30, 2011, and 37.5% for the three months ended September 30, 2010. The effective income tax rate for the three months ended September 30, 2010, reflects the benefit of certain favorable tax adjustments.
First Nine Months 2011 compared to First Nine Months 2010
Our effective income tax rate was 38.5% for the nine months ended September 30, 2011, and 38.5% for the nine months ended September 30, 2010.
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
We had no income or loss from discontinued operations during the three months ended September 30, 2011, and a loss from discontinued operations, net of income taxes, totaling $2.3 million during the nine months ended September 30, 2011, primarily related to expected losses on real estate to be sold, as well as to carrying costs for real estate we have not yet sold associated with stores that have been closed. We had a loss from discontinued operations, net of income taxes, totaling $1.6 million during the three months ended September 30, 2010, and $7.9 million during the nine months ended September 30, 2010, related to operational losses for stores that were classified as discontinued operations, as well as carrying costs for real estate not yet sold related to stores that had been closed.

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

Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2011	December 31, 2010
Cash and Cash Equivalents	$67.3	$95.1
Revolving Credit Facility (1)	$278.9	$398.9
Secured Used Floorplan Facilities (2)	$99.5	$70.6

(1)
Based on aggregate borrowings outstanding of $300.0 million and outstanding letters of credit of $59.7 million at September 30, 2011, and aggregate borrowings outstanding of $180.0 million and outstanding letters of credit of $59.7 million at December 31, 2010. See “Long-Term Debt – Amended Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2011, surety bonds, letters of credit, and cash deposits totaled $92.2 million, including $59.7 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Current market conditions may provide an opportunity to enhance our balance sheet through a refinancing of our existing debt obligations. We are currently monitoring debt markets and would consider a refinancing upon favorable terms. This may include a refinancing of our existing term loan and revolving credit facilities, so as to increase our borrowing capacity, increase our maximum leverage ratio, lower our credit spreads, and/or extend our maturities. We may also consummate additional financings and/or other refinancings. There can be no assurance as to the timing, mix or ultimate terms of, or that we would proceed with, any such transaction. Please refer to “Capital Allocation” below for a description of our capital allocation strategy.
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
Share Repurchases
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2011	2010	2011	2010
Shares repurchased	5.7	2.9	10.8	25.9
Aggregate purchase price	$195.9	$55.0	$365.6	$506.6
Average purchase price per share	$34.66	$19.08	$33.85	$19.59

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
As of September 30, 2011, $117.6 million remained available for share repurchases under our existing share repurchase program. From October 1, 2011 through October 19, 2011, we repurchased an additional 1.5 million shares for an aggregate purchase price of $51.9 million (average purchase price per share of $33.67) pursuant to a Rule 10b5-1 plan. In October 2011, our Board of Directors authorized an additional $250 million under our existing share repurchase program.As of October 19, 2011, $315.7 million remained available for share repurchases under the program.
Senior Note Repurchases
We did not repurchase any of our debt during the three and nine months ended September 30, 2011 or 2010.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Purchases of property and equipment, including operating lease buy-outs (1)	$50.0	$40.0	$113.6	$80.3

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding acquisition-related spending, land purchased for future sites, and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures will be approximately $145 million in 2011, including accrued construction in progress, primarily related to our store facilities.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Cash received from (used in) business acquisitions, net	$—	$(60.6)	$(64.2)	$(73.1)
Cash received from (used in) business divestitures, net	$3.7	$7.6	$4.9	$12.4

Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of September 30, 2011, and December 31, 2010.

(In millions)	September 30, 2011	December 31, 2010
7% Senior Notes due 2014	$14.7	$14.7
6.75% Senior Notes due 2018	394.8	394.4
Term loan facility due 2012	54.0	54.0
Term loan facility due 2014	479.4	479.4
Revolving credit facility due 2012	26.8	16.1
Revolving credit facility due 2014	273.2	163.9
Mortgage facility (1)	213.5	219.2
Capital leases due from 2011 to 2031	31.0	7.0
	$1,487.4	$1,348.7
Less: current maturities	(93.2)	(8.1)
Long-term debt, net of current maturities	$1,394.2	$1,340.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Debt Refinancing
Please refer to Note 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for a discussion of certain refinancing transactions that we completed during the second quarter of 2010.
Senior Unsecured Notes
At September 30, 2011, we had outstanding $394.8 million of 6.75% Senior Notes due 2018. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At September 30, 2011, we had outstanding $14.7 million of 7% Senior Notes due 2014. Interest on the 7% Senior Notes due 2014 is payable on April 15 and October 15 of each year. The 7% Senior Notes due 2014 will mature on April 15, 2014, and may be redeemed by us currently at 101.75% of principal and at 100% of principal on or after April 15, 2012.
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
As of September 30, 2011, we had borrowings outstanding of $26.8 million under the non-extended revolving credit facility and $273.2 million under the extended revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facilities. The amount available to be borrowed under the revolving credit facilities is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $59.7 million at September 30, 2011, leaving an additional borrowing capacity in the aggregate under both the non-extended and extended revolving credit facilities of $278.9 million at September 30, 2011.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $1.0 billion at September 30, 2011, and $1.4 billion at December 31, 2010. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $468.1 million at September 30, 2011, and $486.5 million at December 31, 2010, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At September 30, 2011, the aggregate capacity under our used floorplan facilities was $245.0 million. As of that date, $86.6 million had been borrowed under those facilities, and the remaining borrowing capacity of $158.4 million was limited to $99.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At September 30, 2011, we had $213.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At September 30, 2011, we had capital lease obligations of $31.0 million.
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
As of September 30, 2011, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our amended credit agreement, at September 30, 2011, our leverage ratio and capitalization ratio were as follows:

	September 30, 2011
	Requirement	Actual
Leverage ratio	< 3.25x	2.38x
Capitalization ratio	< 60%	45.9%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2011	2010
Net cash provided by operating activities	$311.1	$197.7
Net cash used in investing activities	$(174.7)	$(133.3)
Net cash used in financing activities	$(164.2)	$(153.4)

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
Net cash provided by operating activities increased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to an decrease in working capital requirements and an increase in earnings.
During the nine months ended September 30, 2010, we paid $28.1 million in connection with refinancing our indebtedness, including debt tender premiums. Cash flows from operating activities for the nine months ended September 30, 2010, reflect $16.1 million of these cash payments that we charged to expense related to these transactions. In addition, we charged to expense $3.5 million of previously deferred debt issuance costs. Cash flows from financing activities for the nine months ended September 30, 2010, discussed below, reflect $11.9 million of debt issuance costs that will be amortized to expense over the term of the new debt arrangements.

Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.
Net cash used in investing activities increased during the nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to an increase in purchases of property and equipment.
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. Excluding acquisition-related spending, land purchased for future sites, property acquired under capital leases, and lease buy-outs, and net of related asset sales, we project that 2011 capital expenditures will be approximately $145 million, including accrued construction in progress.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and stock option exercises.
During the nine months ended September 30, 2011, we repurchased 10.8 million shares of common stock for an aggregate purchase price of $365.6 million (average purchase price per share of $33.85). During the nine months ended September 30, 2011, 42,985 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the nine months ended September 30, 2010, we repurchased 25.9 million shares of common stock for an aggregate purchase price of $506.6 million (average purchase price per share of $19.59). During the nine months ended September 30, 2010, 33,485 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the nine months ended September 30, 2011, we borrowed $300.0 million and repaid $180.0 million under our revolving credit facility, for net borrowings of $120.0 million. During the nine months ended September 30, 2010, we borrowed $325.0 million and repaid $115.0 million under our revolving credit facility, for net borrowings of $210.0 million.
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
During the nine months ended September 30, 2011, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options and an increase in the related tax benefit from the exercise of stock options as compared to the same period in 2010.
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

•
Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions that have affected the United States for the past few years. Concerns over sovereign debt levels in the United States and Europe, and the possible negative implications to banks and the global economy arising out of the European debt crisis, could adversely impact the U.S. economy, consumer confidence and demand for new and used vehicles.

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

Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, for additional discussion of the foregoing risks. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions. Our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $654.0 million and had a fair value of $663.4 million as of September 30, 2011, and totaled $635.3 million and had a fair value of $644.1 million as of December 31, 2010.
Interest Rate Risk
We had $1.5 billion of variable rate vehicle floorplan payable at September 30, 2011, and $1.9 billion at December 31, 2010. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $15.1 million at September 30, 2011, and $18.7 million at December 31, 2010, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $833.4 million of other variable rate debt outstanding at September 30, 2011, and $713.4 million at December 31, 2010. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $8.3 million at September 30, 2011, and $7.1 million at December 31, 2010.

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
We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 147 of our 214 stores as of September 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2011 to July 31, 2011	10,932	$37.43	—	$313.5
August 1, 2011 to August 31, 2011	3,113,376	$34.95	3,112,620	$204.7
September 1, 2011 to September 30, 2011	2,538,196	$34.31	2,538,196	$117.6
Total	5,662,504		5,650,816

(1)
On October 23, 2007, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. In each of October 2009, May 2010, July 2010, May 2011, and October 2011, our Board increased the amount authorized under the program by $250 million. As of October 19, 2011, $315.7 million remained available for share repurchases under the program. Our stock repurchase program does not have an expiration date. In the third quarter of 2011, all of our shares were repurchased under our stock repurchase program, except for 11,688 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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
_______________________

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

AUTONATION, INC.

Date:	October 21, 2011	By:	/s/ Michael J. Stephan
Michael J. Stephan Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)