Form 10-K
period 2011-12-31
AUTONATION, INC.
filed 2012-02-13
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.4 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation only, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2011).
As of February 8, 2012, the registrant had 131,921,417 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2011, we owned and operated 258 new vehicle franchises from 215 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe are some of the most recognizable and well-known stores in our key markets, sell 32 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 90% of the new vehicles that we sold in 2011, are manufactured by Ford, Toyota, Nissan, General Motors, Honda, Mercedes-Benz, BMW, and Chrysler.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), which includes the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle sales, used vehicle sales, parts and service, and finance and insurance in 2011.

We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, implementing standardized processes, and increasing productivity across all of our stores.
We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.
Operating Segments
As of December 31, 2011, we had three operating segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2011, Domestic revenue represented 34% of total revenue, Import revenue represented 37% of total revenue, and Premium Luxury revenue represented 28% of total revenue. For additional financial information regarding our three operating segments, please refer to Note 20 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

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
We have a well-diversified brand portfolio. In 2011, approximately 39% of our new vehicle revenue was generated by Import franchises, approximately 28% by Premium Luxury franchises, and approximately 33% was generated by Domestic franchises. While we will continue to look for acquisition and new store opportunities that meet our market and brand criteria and return on investment threshold, we do not expect significant shifts in our overall store mix in 2012.
A key component of our long-term strategy is to maximize the return on investment generated by the use of cash flow that our business generates, while maintaining a strong balance sheet. We expect to use our cash flow to make capital investments in our business, to complete dealership acquisitions, and to repurchase our common stock and/or debt. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation strategy, please refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10-K.
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

•
Increasing Parts and Service Sales: One of our goals is to have our customers bring their vehicles to our stores for all of their vehicle service, maintenance, and collision needs. Our key initiatives for our parts and service business are focused on optimizing our processes, pricing, and promotion, thus improving customer retention. Across all of our stores, we have implemented standardized service processes and marketing communications, which offer the complete range of vehicle maintenance and repair services and are focused on increasing our customer-pay service, collision, and parts business. As a result of our significant scale, we can communicate effectively with our customers. We optimize our pricing to maintain a competitive offering for commonly-performed vehicle services and repairs for like-brand vehicles within each of our markets.

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

•
Managing New Vehicle Inventories and Optimizing New Vehicle Pricing: We manage our new vehicle inventories to optimize our stores’ supply and mix of vehicle inventory. Through the use of our planning and tracking systems in markets where our stores have critical mass in a particular brand, we view new vehicle inventories at those same brand stores in the aggregate and coordinate vehicle ordering and inventories across those stores. We manage our new vehicle inventory to achieve specific days supply targets in order to support sales volumes. We also target our new vehicle inventory purchasing to our core, or highest-volume, model packages. We are focused on maintaining appropriate inventory levels in order to minimize carrying costs. We believe our inventory management enables us to (1) respond to customer requests better than independent automotive retailers, (2) minimize carrying costs by optimizing days supply, and (3) better plan and forecast inventory levels. See also “Inventory Management” in Part II, Item 7 of this Form 10-K. Further, during 2011 we implemented a pricing strategy across our store portfolio that included the deployment of a proprietary pricing tool to capture various market pricing metrics and establish target and floor prices.

•
Increasing Used Vehicle Sales and Managing Used Vehicle Inventories: Each of our stores offers a variety of used vehicles. As the largest retailer of new vehicles, we believe that we have superior access to desirable used vehicle inventory. We are also able to realize the benefits of vehicle manufacturer-supported certified pre-owned vehicle programs, which are typically more profitable than our non-certified used vehicle sales. Our used vehicle business strategy is focused on (1) utilizing our web-based vehicle inventory management system to optimize our supply, mix, and pricing, (2) leveraging our used vehicle inventory to offer our customers a wide selection of desirable lower-cost vehicles, which are often in high demand by consumers, and (3) leveraging our scale with comprehensive used vehicle marketing programs, such as market-wide promotional events and standardized approaches to advertising that we can implement more effectively than smaller automotive retailers because of our size. We have deployed used vehicle specialists in each of our key markets to assist us in executing our strategy.

•
Centralizing Store Back-Office Operations in Our Shared Services Center: We have centralized key store-level accounting and administrative activities in our Shared Services Center located in Irving, Texas. The initial or “core” phase included the centralization of basic accounting functions. We have implemented the core phase in substantially all of our stores. In the “extended” phase, we are transferring additional accounting responsibilities, including the accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 156 of our 215 stores as of December 31, 2011, and we plan to implement the extended phase in substantially all remaining stores in 2012. By shifting these functions from the stores to the Shared Services Center, we have improved financial controls and lowered servicing costs. We also believe that the standardization of these processes across our stores improves the customer experience.

•
Increasing Employee Productivity: Our compensation and employee training programs drive productivity through standardized operating practices. Our standardized compensation guidelines and common element pay plans at our stores take into account our sales volume, customer satisfaction, gross margin objectives, vehicle brand, and store size. Our goals related to compensation are to improve employee productivity, to reward and retain high-performing employees, and to ensure appropriate variability of our compensation expense. Further, our customized comprehensive training program for key store employees facilitates standardized operating practices and policies across all of our stores. Our training program educates our key store employees about their respective job roles and responsibilities, applicable laws and regulations, and our standardized processes in all of our areas of operation, including sales, finance and insurance, and parts and service. We also require all of our employees, from our senior management to our technicians, to participate in our Business Ethics Program. In addition, we run several AutoNation University programs for our general managers and sales and service managers and associates to develop leadership skills and to ensure consistent execution of our practices and policies. We expect our comprehensive training program to improve our productivity by ensuring that all of our employees consistently execute our business strategy and manage our daily operations in accordance with our common processes and policies, applicable laws and regulations, and our high standards of business ethics.

•
Managing Costs: We actively manage our business and leverage our scale to reduce costs. We continue to focus on developing national vendor relationships to standardize our stores’ approach to purchasing certain equipment, supplies, and services, and to improve our cost efficiencies. For example, we realize cost efficiencies with respect to advertising and facilities maintenance that are generally not available to smaller automotive retailers.

Leverage Information Technology to Enhance Customer Relationships and Improve Productivity
We use a web-based customer relationship management tool across all of our stores, which enables us to promote and sell our vehicles and other products more effectively by facilitating better understanding of our customer traffic flows and better management of our showroom sales processes and customer relationships. We have developed a company-wide customer database that captures information on our stores’ existing and potential customers. We believe our customer database enables us to implement more effectively our vehicle sales and service marketing programs. We expect our customer database and other tools to empower us to implement our customer relationship strategy more effectively and improve our productivity.
We also use the Internet to acquire and develop customer leads and referrals. Our website facilitates consumer research about vehicle purchases, including vehicle specifications and financing options. In addition, we are focused on connecting with our customers through social media websites, such as Facebook, Twitter, and YouTube. See “Sales and Marketing” below.
Build a Powerful Local Brand in Each of Our Markets While Also Building Consumer Awareness of the AutoNation Brand
In many of our key markets where we have significant presence, we are marketing our non-premium luxury stores under a local retail brand. We continue to position these local retail brands to communicate to customers the key features that we believe differentiate our stores in our branded markets from our competitors, such as the large inventory available for customers, our sales, service, and finance and insurance standardized processes, and the competitive pricing we offer for widely available vehicle repair services. We believe that this consolidated local market strategy enables us to achieve marketing and advertising cost savings and efficiencies that generally are not available to many of our local competitors. We also believe that we can create strong retail brand awareness in our markets.
Further, through our website, store signage, and media presence, we are creating consumer awareness of the AutoNation brand. Our goal is that our customers will increasingly associate their local dealership not only with the local-market brand, but also with the national AutoNation brand.
We have fifteen local brands in our key markets, including “Maroone” in South Florida; “GO” in Denver, Colorado; “AutoWay” in Tampa, Florida; “Bankston” in Dallas, Texas; “Courtesy” in Orlando, Florida; “Desert” in Las Vegas, Nevada; “Team” in Atlanta, Georgia; “Mike Shad” in Jacksonville, Florida; “Dobbs” in Memphis, Tennessee; “Fox” in Baltimore, Maryland; “Mullinax” in Cleveland, Ohio; “Appleway” in Spokane, Washington; “Champion” in South Texas; “Power” in Southern California and Arizona; and “AutoWest” in Northern California. The stores we operate under these local retail brands as of December 31, 2011, accounted for approximately 69% of our total revenue during 2011.

Operations
As of December 31, 2011, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	58	66	27
Texas	34	42	20
California	36	43	19
Colorado	17	24	7
Arizona	13	15	5
Nevada	10	11	4
Georgia	10	11	4
Washington	12	19	3
Illinois	5	5	3
Tennessee	7	8	3
Ohio	4	4	1
Minnesota	1	1	1
Virginia	2	2	1
Maryland	4	5	1
Alabama	2	2	1
Total	215	258	100

(1)	Revenue by state includes non-store activities, such as collision centers, e-commerce activities, and an auction operation.
The following table sets forth information regarding new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2011:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,341.5	41,821	18.7	42
Chevrolet, Buick, Cadillac, GMC	887.8	27,082	12.1	44
Chrysler, Jeep, Dodge	242.4	7,432	3.3	21
Domestic Total	2,471.7	76,335	34.1	107
Import:
Honda	602.2	23,877	10.7	20
Toyota	1,091.0	41,311	18.4	19
Nissan	669.4	25,712	11.5	23
Other imports	545.7	17,228	7.6	39
Import Total	2,908.3	108,128	48.2	101
Premium Luxury:
Mercedes-Benz	1,061.8	19,047	8.5	23
BMW	613.8	11,269	5.0	11
Lexus	200.9	4,554	2.0	3
Other premium luxury (Land Rover, Porsche)	242.4	4,701	2.2	13
Premium Luxury Total	2,118.9	39,571	17.7	50
	$7,498.9	224,034	100.0	258

Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same franchise. Accordingly, we depend in large part on the automotive manufacturers and distributors to provide us with high-quality vehicles that customers desire and to supply us with such vehicles at suitable quantities and prices and at the right times. Our operations, particularly our sales of new vehicles, are also impacted by the sales incentive programs offered by the automotive manufacturers to spur consumer demand for their vehicles. We generally acquire used vehicles from customer trade-ins, auctions, lease terminations, and other sources. We generally recondition used vehicles acquired for retail sale at our stores’ service facilities and capitalize costs related thereto as used vehicle inventory. We opened 27 Value Vehicle Outlets (“VVOs”) during 2010 and 2011 to address industry supply constraints and meet market demand. Through our VVOs, which are located on existing store facilities, we sell vehicles that we would have traditionally wholesaled with an average retail price lower than that of used vehicles we typically retail. Used vehicles that we do not sell at our stores or VVOs generally are sold at wholesale prices through auctions. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.
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
We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The vehicle protection products that our stores currently offer to customers are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements. Commissions that we receive from these third-party providers may be subject to chargeback, in full or in part, if products that we sell, such as extended service contracts, are cancelled. See also “Critical Accounting Policies and Estimates – Chargeback Reserve” in Part II, Item 7 of this Form 10-K.
Our stores also provide a wide range of vehicle maintenance, repair, paint, and collision repair services, including warranty work that can be performed only at franchised dealerships and customer-pay service work.
Sales and Marketing
We retailed approximately 400,000 new and used vehicles through our stores in 2011. We sell a broad range of well-known vehicle brands within each of our markets.
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

Agreements with Vehicle Manufacturers
Framework Agreements
We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described below, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction), which, if we do not satisfy, adversely impact our ability to make further acquisitions of such manufacturers’ stores or could result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits (nationally, regionally, and in local markets) on the number of stores that we may acquire of the particular manufacturer and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our Board of Directors during a specified time period, the acquisition of 20% or more of the voting stock of our Company by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity, or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by such manufacturers in specified circumstances in the event of our default under certain of our debt agreements.
In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquire 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. ESL is also a party to both the Honda and Toyota Agreements. As of February 8, 2012, ESL beneficially owned approximately 51% of the outstanding shares of our common stock.
Under the terms of the Honda Agreement, Honda has agreed not to assert its right to purchase our Honda and Acura franchises and/or similar remedies under the manufacturer framework agreement between Honda and the Company in the event that ESL acquires 50% or more of our common stock. ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. In addition, we have agreed to ensure that a majority of our Board is independent of both the Company and ESL under existing New York Stock Exchange (“NYSE”) listing standards for so long as ESL owns more than 50% of our common stock. The Honda Agreement provides that Honda’s consent does not apply to a “going private” transaction under Rule 13e-3 of the Securities Exchange Act of 1934.
Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between Toyota and the Company in the event that ESL acquires 50% or more of our common stock. ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate, or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record, and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within nine (9) months or its voting interest will be limited to 25%, and if ESL does not divest such shares within eighteen (18) months, it will lose all voting rights until it divests such shares. The Toyota Agreement will terminate in the event that ESL’s ownership of our common stock falls to 40% or lower. In addition, the Toyota Agreement will terminate on December 31, 2012 with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions. The description of the Toyota Agreement set forth above reflects all amendments thereto, including the most recent extension and amendment dated as of November 29, 2011, which we filed with a Current Report on Form 8-K on November 30, 2011.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions.
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

We have a proactive strategy related to environmental, health, and safety laws and regulations, which includes contracting with third-party vendors to inspect our facilities periodically in an effort to ensure compliance. We incur significant costs to comply with applicable environmental, health, and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, health, and safety regulatory framework. We do not have any material known environmental commitments or contingencies.
Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities. According to CNW Marketing Research, Inc., the total number of U.S. franchised automotive dealerships was approximately 15,600 and 15,500 at the end of 2011 and 2010, respectively, and the total number of U.S. independent used vehicle dealers was approximately 37,600 and 37,700 at the end of 2011 and 2010, respectively. We face competition from (i) several public companies that operate numerous automotive retail stores on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores in our markets, and (iii) online marketplaces. We compete with dealers that sell the same brands of new vehicles that we sell, as well as those that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.

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
Employees
As of December 31, 2011, we employed approximately 19,400 full-time employees, approximately 190 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.
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

Trademarks
We own a number of registered service marks and trademarks, including, among other marks, AutoNation®. Pursuant to agreements with vehicle manufacturers, we have the right to use and display manufacturers’ trademarks, logos, and designs at our stores and in our advertising and promotional materials, subject to certain restrictions. We also have licenses pursuant to various agreements with third parties authorizing the use and display of the marks and/or logos of such third parties, subject to certain restrictions. The current registrations of our service marks and trademarks in the United States and foreign countries are effective for varying periods of time, which we may renew periodically, provided that we comply with all applicable laws.
Executive Officers of AutoNation
The following sets forth certain information regarding our executive officers as of February 8, 2012. Amounts reported under “Number of Shares of Common Stock Beneficially Owned” include shares subject to stock options that become exercisable within 60 days of February 8, 2012.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry	Number of Shares of Common Stock Beneficially Owned
Mike Jackson	63	Chairman of the Board and Chief Executive Officer	12	41	793,837
Michael E. Maroone	58	Director, President and Chief Operating Officer	15	37	3,648,050
Michael J. Short	50	Executive Vice President and Chief Financial Officer	5	5	280,638
Jonathan P. Ferrando	46	Executive Vice President, General Counsel and Secretary	15	15	372,146
David L. Koehler	43	Senior Vice President, Sales	< 1	23	—
Alan J. McLaren	45	Senior Vice President, Customer Care	< 1	28	—

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
Jonathan P. Ferrando has served as our Executive Vice President, General Counsel and Secretary since March 2005. Prior thereto, he served as Senior Vice President, General Counsel and Secretary from January 2000 until March 2005. In addition to his role as General Counsel, in September 2004, Mr. Ferrando assumed responsibility for our human resources and labor relations functions, and in March 2011, he assumed responsibility for our corporate development function. Mr. Ferrando joined our Company in July 1996 and served in various capacities within our Company, including as Senior Vice President and General Counsel of our Automotive Retail Group from March 1998 until January 2000. Prior to joining our company, Mr. Ferrando was a corporate attorney with Skadden, Arps, Slate, Meagher & Flom from 1991 until 1996.
David L. Koehler has served as our Senior Vice President, Sales, with responsibility for corporate initiatives in the areas of new and used vehicles and finance and insurance, since November 2011. Mr. Koehler joined our Company in April 2011 as a Market President in Florida. From May 2006 until April 2011, he served as a Region Vice President for Sonic Automotive. Prior to joining Sonic Automotive, he worked for Germain Motor Company, based in Columbus, Ohio.
Alan J. McLaren has served as our Senior Vice President, Customer Care, with responsibility for corporate initiatives in the area of parts and service, since January 2012. From February 2007 until December 2011, he was a senior executive with Mercedes-Benz USA, where he served as Vice President, Customer Services and President of Mercedes-Benz Manhattan. From June 2001 until February 2007, he was a senior executive with DaimlerChrysler Australia/Pacific.
Available Information
Our website is located at www.autonation.com, and our Investor Relations website is located at investors.autonation.com. The information on or accessible through our websites is not incorporated by reference in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.
We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, the level of personal discretionary spending, unemployment rates, the state of housing markets, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates can significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sport utility vehicles that historically have provided us with higher gross margins, are sensitive to fuel prices and the level of construction activity. In addition, volatility in fuel prices can cause rapid shifts in consumer preferences which are difficult to accommodate given the long-lead time of inventory acquisition. In 2011, new vehicle sales were impacted by unfavorable economic conditions in the United States, including low economic growth, high unemployment, and a decline in wealth resulting from depressed housing and equity markets, and the annual rate of new vehicle sales remained below pre-recession levels.
Approximately 12.7 million, 11.5 million, and 10.4 million new vehicles were sold in the United States in 2011, 2010, and 2009, respectively. While we expect that the annual rate of U.S. new vehicle unit sales will improve in 2012 as compared to 2011, there can be no assurance that it will. Further, our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions in the United States and/or Europe.
The unfavorable economic conditions that have affected the United States for the past few years, including low economic growth, high unemployment, and the decline in wealth resulting from depressed housing and equity markets, have adversely impacted the automotive retail market. These conditions continued to adversely impact consumer demand in 2011. Concerns over sovereign debt levels in the United States and/or Europe, and the possible negative implications to banks and the global economy arising out of the European debt crisis, could adversely impact the U.S. economy, credit availability, consumer confidence, and demand for new and used vehicles. Continuing or worsened unfavorable economic conditions in the United States or elsewhere could continue to adversely impact our business and results of operations.
Our debt agreements contain certain financial ratios and other restrictions on our ability to conduct our business, and our substantial indebtedness could adversely affect our financial condition and operations and prevent us from fulfilling our debt service obligations.
The credit agreement governing our term loan and revolving credit facilities, our mortgage facility, and the indentures relating to our 6.75% Senior Notes due 2018 and 5.5% Senior Notes due 2020 contain covenants that limit the discretion of our management with respect to various business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to sell or otherwise dispose of assets and to merge or consolidate with other entities. A failure by us to comply with the obligations contained in any of our debt agreements could result in an event of default, which could permit acceleration of the related debt as well as acceleration of debt under other debt agreements that contain cross-acceleration or cross-default provisions. If any debt is accelerated, our liquid assets may not be sufficient to repay in full such indebtedness and our other indebtedness. Additionally, we have granted certain manufacturers the right to acquire, at fair market value, our automotive stores franchised by those manufacturers in specified circumstances in the event of our default under our debt agreements.
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and a maximum capitalization ratio. See “Liquidity and Capital Resources — Restrictions and Covenants” in Part II, Item 7 of this Form 10-K. If our earnings decline, we may be unable to comply with the financial ratios required by our credit agreement. In such case, we would seek an amendment or waiver of our credit agreement or consider other options, such as raising capital through an equity issuance to pay down debt, which could be dilutive to stockholders. There can be no assurance that our lenders would agree to an amendment or waiver of our credit agreement. In the event we obtain an amendment or waiver of our credit agreement, we would likely incur additional fees and higher interest expense.

As of December 31, 2011, we had approximately $1.6 billion of total indebtedness (including amounts outstanding under our mortgage facility and capital leases but excluding floorplan financing), and our subsidiaries also had $1.9 billion of floorplan financing. Our substantial indebtedness could have important consequences. For example:

•	We may have difficulty satisfying our debt service obligations and, if we fail to comply with these requirements, an event of default could result;

•
We may be required to dedicate a substantial portion of our cash flow from operations to make required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures, acquisitions, and other general corporate activities;

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
The success of our stores is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our stores an attractive, high-quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, floorplan assistance and advertising assistance. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our stores perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts, and direct bill the manufacturer as opposed to invoicing the store customer. At any particular time, we have significant receivables from manufacturers for warranty and service work performed for customers. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our stores. Our business, results of operations, and financial condition could be materially adversely affected as a result of any event that has a material adverse effect on the vehicle manufacturers or distributors that are our primary franchisors.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, natural disasters, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, import product restrictions, or other adverse events.
Vehicle manufacturers are subject to federal fuel economy requirements, which will increase substantially as a result of a new national program being implemented by the U.S. government to regulate greenhouse gases and fuel economy standards. These new requirements could materially adversely affect the ability of manufacturers to produce, and our ability to sell, vehicles in demand by consumers at affordable prices, which could materially adversely impact our business. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories, our ability to take advantage of manufacturer financial assistance programs, our ability to collect in full or on a timely basis our manufacturer warranty and other receivables, and/or our ability to obtain other goods and services provided by the impacted manufacturer.
The core brands of vehicles that we sell are manufactured by Ford, Toyota, Nissan, General Motors, Honda, Mercedes-Benz, BMW, and Chrysler. These manufacturers have been adversely impacted by the unfavorable economic conditions in the United States and elsewhere. In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In connection with the Chrysler bankruptcy, franchise agreements relating to seven of our Chrysler dealerships were terminated (one of which was subsequently reinstated). In connection with the General Motors bankruptcy, we entered into wind-down agreements pursuant to which we agreed to close four of our General Motors dealerships and participation agreements under which our remaining General Motors dealerships will continue to operate.
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
Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. See “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in Part II, Item 7 of this Form 10-K for additional information regarding our impairment testing. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity.
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
Our stores are concentrated in states and regions in the United States, including primarily Florida, Texas, and California, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, landslides, and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition, and cash flows. In addition to business interruption, the automotive retail business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have, subject to certain deductibles, limitations, and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
In addition, natural disasters may adversely impact new vehicle production and the global automotive supply chain. In 2011, the earthquake and tsunami that struck Japan and the flooding in Thailand caused significant production and supply chain disruptions that resulted in significantly reduced new vehicle production and lower new vehicle shipments by Japanese manufacturers. These disruptions also impacted non-Japanese manufacturers that rely on components produced in Japan and/or Thailand. In 2011, our unit sales of new vehicles were adversely impacted by these disruptions.
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
The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance, and vehicle protection products, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, health and safety, wage-hour, anti-discrimination, and other employment practices. With respect to motor vehicle sales, retail installment sales, leasing, and the sale of finance, insurance, and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. In addition, we expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual employee health care costs that we fund, with the most significant increases commencing in 2014.
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
Most of our debt, including our vehicle floorplan payable, is subject to variable interest rates. Our variable interest rate debt will fluctuate with changing market conditions and, accordingly, our interest expense will increase if interest rates rise. In addition, our net inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance that we receive from automotive manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. We cannot assure you that a significant increase in interest rates would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our largest stockholders, as a result of their ownership stakes in us, have the ability to exert substantial influence over actions to be taken or approved by our stockholders. These stockholders are represented on our Board of Directors and, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board. In addition, future share repurchases and purchases by our affiliates could further reduce our public float and could adversely impact the liquidity of our common stock.
As of February 8, 2012, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 51% of the outstanding shares of our common stock. As a result, ESL has the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. In addition, William C. Crowley, the President and Chief Operating Officer of ESL, is one of our directors. ESL, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.
As of February 8, 2012, Cascade Investment, L.L.C. (“Cascade”), which is solely owned by William H. Gates III, beneficially owns approximately 10% of the outstanding shares of our common stock, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which William H. Gates III is a co-trustee, beneficially owns approximately 3% of the outstanding shares of our common stock. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, is one of our directors. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Based on public filings made with the SEC, in the fourth quarter of 2011, ESL and the Trust disposed of approximately 7.3 million and 5.7 million shares of our common stock, respectively, and from January 1, 2012 through February 8, 2012, ESL and the Trust disposed of approximately 6.3 million and 1.1 million shares of our common stock, respectively. The Trust has publicly disclosed an intent to reduce its ownership to below 2% of our common stock. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, ESL, Cascade, the Trust, our executive officers, and our directors beneficially own approximately 67% of our outstanding shares as of February 8, 2012. Future share repurchases by the Company, together with any future share purchases by our affiliates, will further reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.

A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.

Our business is dependent upon the efficient operation of our information systems. In particular, we rely on our information systems to effectively manage our pricing strategy and tools, sales, inventory, and service efforts, the preparation of our consolidated financial and operating data, consumer financing, and customer information. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2020. As of February 2012, we also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 15 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low
2011
Fourth Quarter	$41.51	$30.46
Third Quarter	$41.55	$32.18
Second Quarter	$37.30	$31.07
First Quarter	$36.07	$27.32
2010
Fourth Quarter	$28.50	$22.22
Third Quarter	$25.05	$18.08
Second Quarter	$21.96	$17.99
First Quarter	$20.87	$17.18

As of February 8, 2012, there were approximately 2,053 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2011 – October 31, 2011	1,584,800	$33.79	1,568,333	$314.7
November 1, 2011 – November 30, 2011	3,465,843	$34.49	3,465,843	$195.2
December 1, 2011 – December 31, 2011	1,255,299	$36.17	1,255,299	$149.8
Total for three months ended December 31, 2011	6,305,942		6,289,475
Total for twelve months ended December 31, 2011	17,147,153		17,087,701

(1)
On October 23, 2007, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $250 million in shares of our common stock. In each of October 2009, May 2010, July 2010, May 2011, October 2011, and January 2012, our Board increased the amount authorized under the program by $250 million. Our stock repurchase program does not have an expiration date. In 2011, all of our shares were repurchased under our stock repurchase program, except for 59,452 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or pay for an option exercise (8,289 shares in the first quarter of 2011, 23,008 shares in the second quarter of 2011, 11,688 shares in the third quarter of 2011, and 16,467 shares in the fourth quarter 2011).
Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2006 through December 31, 2011 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2006 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.
Comparison of Five-Year Cumulative Return for AutoNation, Inc.,
the S&P 500 Index, and the Public Auto Retail Peer Group

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/06	12/07	12/08	12/09	12/10	12/11
AutoNation Inc.	100.00	73.45	46.34	89.82	132.27	172.94
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Public Auto Retail Peer Group	100.00	69.02	26.73	72.91	96.31	100.37

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2011	2010	2009	2008	2007
Consolidated Income Statements Data:
Revenue	$13,832.3	$12,461.0	$10,666.0	$13,238.7	$16,190.8
Total segment income (loss) (1) (2)	$529.3	$454.1	$372.3	$(1,360.9)	$563.0
Income (loss) from continuing operations before income taxes(2)	$461.3	$381.3	$349.2	$(1,401.5)	$450.8
Net income (loss)(2)	$281.4	$226.6	$198.0	$(1,243.1)	$278.7
Basic earnings (loss) per share:
Continuing operations(2)	$1.96	$1.50	$1.32	$(6.82)	$1.43
Discontinued operations(2)	$(0.02)	$(0.06)	$(0.20)	$(0.17)	$(0.02)
Net income (loss)	$1.94	$1.44	$1.12	$(6.99)	$1.41
Weighted average common shares outstanding	144.8	156.9	176.5	177.8	198.3
Diluted earnings (loss) per share:
Continuing operations(2)	$1.93	$1.48	$1.31	$(6.82)	$1.41
Discontinued operations(2)	$(0.02)	$(0.05)	$(0.20)	$(0.17)	$(0.02)
Net income (loss)	$1.91	$1.43	$1.12	$(6.99)	$1.39
Weighted average common shares outstanding	147.3	158.6	177.3	177.8	200.0
Common shares outstanding, net of treasury stock	135.8	148.4	171.7	176.9	180.4
Consolidated Balance Sheets Data:
Total assets	$6,198.8	$5,974.2	$5,407.3	$6,014.1	$8,479.6
Long-term debt, net of current maturities	$1,634.4	$1,340.6	$1,105.0	$1,225.6	$1,751.9
Shareholders’ equity	$1,894.6	$2,078.9	$2,303.2	$2,198.1	$3,473.5
Retail vehicle unit sales (continuing operations):
New vehicle	224,034	206,456	182,160	241,625	303,007
Used vehicle	171,094	160,126	133,990	166,897	185,255
Total	395,128	366,582	316,150	408,522	488,262

(1)
Total segment income (loss), as presented in our segment information in Note 20 to the Notes to Consolidated Financial Statements, is calculated by subtracting floorplan interest expense from operating income (loss), and is used as a key measure of profitability by management. Operating income (loss) and floorplan interest expense are each presented in our financial statements.

(2)
During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. During 2009, we reclassified impairment charges related to franchise rights of $19.1 million ($11.7 million after-tax) that were recorded during 2008 to Loss from Discontinued Operations in our Consolidated Income Statements for the year ended December 31, 2008, as the stores associated with these impairment charges were reclassified to discontinued operations during 2009.

See the Notes to Consolidated Financial Statements for discussion of Shareholders’ Equity (Note 9), Income Taxes (Note 11), Earnings (Loss) Per Share (Note 12), Discontinued Operations (Note 13), Acquisitions (Note 14), and Segment Information (Note 20), and the effect on comparability of year-to-year data. See Part II, Item 5 of this Form 10-K for a discussion of our dividend policy.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2011, we owned and operated 258 new vehicle franchises from 215 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 90% of the new vehicles that we sold in 2011, are manufactured by Ford, Toyota, Nissan, General Motors, Honda, Mercedes-Benz, BMW, and Chrysler.
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
As of December 31, 2011, we had three operating segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2011, new vehicle sales accounted for approximately 54% of our total revenue, but approximately 24% of our total gross profit. Used vehicle sales accounted for approximately 25% of our total revenue, and approximately 12% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 20% of total revenue, contributed approximately 63% of our gross profit.

Results of Operations
We had net income from continuing operations of $284.2 million and diluted earnings per share of $1.93 in 2011, as compared to net income from continuing operations of $235.3 million and diluted earnings per share of $1.48 in 2010, and net income from continuing operations of $233.1 million and diluted earnings per share of $1.31 in 2009.
The 2011 results were impacted by a loss on debt extinguishment, including debt refinancing costs and the write-off of previously deferred debt issuance costs, of $2.2 million ($1.4 million after-tax).
The 2010 results were impacted by a loss on debt extinguishment, including debt refinancing costs and the write-off of previously deferred debt issuance costs, of $19.6 million ($12.1 million after-tax).
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
Market Conditions
Full-year U.S. industry new vehicle unit sales were 12.7 million in 2011, as compared to 11.5 million in 2010 and 10.4 million in 2009. While unemployment in the United States remained high, housing markets remained depressed, and the SAAR remained below pre-recession levels, we saw an improving automotive retail market during 2011 as compared to the past few years, and we expect continued improvement over the next several years. We currently anticipate full-year U.S. industry new vehicle unit sales will increase to approximately 14.0 million in 2012. However, actual sales may materially differ.
In 2011, the earthquake and tsunami that struck Japan and the flooding in Thailand caused significant production and supply chain disruptions that resulted in significantly reduced new vehicle production and lower new vehicle shipments by Japanese manufacturers. These disruptions also impacted non-Japanese manufacturers that rely on components produced in Japan and/or Thailand. In 2011, our unit sales of new vehicles were adversely impacted by these disruptions; however, gross profit per vehicle retailed benefited significantly from constrained supply. Shipments from Japanese manufacturers began to improve at the end of the third quarter and continued to improve in the fourth quarter of 2011. We expect that the improving supply environment will result in lower gross profit per vehicle retailed in 2012.
While we believe that new vehicle unit sales will improve in 2012 and over the next several years, we also believe that the automotive retail market will remain challenging and that the annual rate of new vehicle unit sales will remain below pre-recession levels in 2012. The rate of industry new vehicle unit sales over the past few years has led to a decline in the number of recent-model-year vehicles in operation, our primary service base, and it may take several years for this service base to return to pre-recession levels.
Debt Refinancing
Please refer to “Liquidity and Capital Resources – Debt Refinancing Transactions” below for a discussion of certain refinancing transactions that we completed during the second quarter of 2010, the fourth quarter of 2011, and the first quarter of 2012.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market in our Consolidated Balance Sheets.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 43,906 units in new vehicle inventory at December 31, 2011, and 48,499 units at December 31, 2010. We continue to monitor our new vehicle inventory levels closely based on current economic conditions and will adjust them as appropriate.
In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.9 million at December 31, 2011, and $0.4 million at December 31, 2010.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $2.8 million at December 31, 2011, and $3.4 million at December 31, 2010.
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
We completed our annual test for impairment of goodwill as of April 30, 2011, and no goodwill impairment charges resulted from the required impairment test. The goodwill impairment analysis is dependent on many variables used to determine the fair value of our reporting units.
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
The test for goodwill impairment is a two-step approach. A first step failure would have required us to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a non-cash goodwill impairment charge. As of December 31, 2011, we have $156.4 million of goodwill related to the Domestic reporting unit, $531.6 million related to the Import reporting unit, and $484.2 million related to the Premium Luxury reporting unit. A significant change in the assumptions used to estimate fair value could result in a material impairment charge to the goodwill associated with our reporting units.
The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2011, the date of our most recent annual impairment test.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. The impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable.
We completed our annual impairment test for intangible assets with indefinite lives as of April 30, 2011, and no impairment charges resulted from the required impairment tests. Our franchise rights, which related to 28 franchises and totaled $212.6 million at April 30, 2011, are evaluated for impairment on a franchise-by-franchise basis. If the fair value of each of our franchise rights had been determined to a be a hypothetical 10% lower as of the valuation date of April 30, 2011, the resulting impairment charge would have been less than $3.0 million.
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
When evaluating potential impairment of long-lived assets held and used, we first compare the carrying amount of the asset group to the asset group’s estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying amount of the asset group, we then compare the carrying amount of the asset group to the asset group’s estimated fair value to determine if impairment exists. The fair value measurements for our long-lived assets held and used are based on Level 3 inputs, which considered information obtained from third-party real estate valuation sources. See Note 17 of the Notes to Consolidated Financial Statements for more information about our fair value measurements. We recognize an impairment loss if the amount of the asset group’s carrying amount exceeds the asset group’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset group becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.
When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. We measure each long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell and recognize a loss for any initial adjustment of the long-lived asset’s or disposal group’s carrying amount to fair value less cost to sell in the period the “held for sale” criteria are met. We periodically evaluate the carrying value of assets held for sale to determine if, based on market conditions, the values of these assets should be adjusted. Any subsequent change in the fair value less cost to sell (increase or decrease) of each asset held for sale is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for our long-lived assets held for sale were based on Level 3 inputs, which considered information obtained from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets.
We had assets held for sale in continuing operations of $70.1 million at December 31, 2011, and $62.5 million at December 31, 2010. We recorded $1.1 million during 2011 and $2.5 million during 2010 of non-cash impairment charges associated with assets held for sale in continuing operations to reduce the carrying value of these assets to fair value less cost to sell. During 2011, we also recorded $1.1 million of non-cash impairment charges related to a valuation adjustment for the cumulative depreciation not recorded during the held for sale period for continuing operations assets that were reclassified from held for sale to held and used during 2011. The 2011 and 2010 charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Income Statements and are reported in the "Corporate and other" category of our segment information.
We had assets held for sale in discontinued operations of $49.5 million at December 31, 2011, and $53.8 million at December 31, 2010. We recorded $0.5 million during 2011 and $3.4 million during 2010 of non-cash impairment charges associated with assets held for sale in discontinued operations to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Income Statements.
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

We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience, based primarily on cancellation data we receive from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $46.2 million at December 31, 2011, and $42.5 million at December 31, 2010.
Chargebacks are influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in a change in our estimated liability for chargebacks. The increase in our liability for chargebacks is largely attributable to higher volume of vehicle sales in recent years, as well as an increase in customer cancellations of finance and insurance products. A 10% change in our estimated chargebacks would have changed our estimated liability for chargebacks at December 31, 2011, by approximately $4.6 million.
See Note 19 of the Notes to Consolidated Finance Statements for further information regarding chargeback liabilities.
Self Insurance Reserves
Under our self insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. Our results could be materially impacted by claims and other expenses related to our self insurance programs if future occurrences and claims differ from these assumptions and historical trends. Self insurance reserves totaled $58.2 million at December 31, 2011, and $64.0 million at December 31, 2010. A 10% change in the volume of claims would have changed our estimated liability at December 31, 2011, by approximately $5.8 million. We believe our actual loss experience has not been materially different from our recorded estimates.
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

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2011 vs. 2010			2010 vs. 2009
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$7,498.9	$6,669.1	$829.8	12.4	$5,674.6	$994.5	17.5
Used vehicle	3,512.8	3,116.1	396.7	12.7	2,485.9	630.2	25.4
Parts and service	2,293.1	2,209.1	84.0	3.8	2,109.8	99.3	4.7
Finance and insurance, net	474.5	418.9	55.6	13.3	348.6	70.3	20.2
Other	53.0	47.8	5.2		47.1	0.7
Total revenue	$13,832.3	$12,461.0	$1,371.3	11.0	$10,666.0	$1,795.0	16.8
Gross profit:
New vehicle	$547.7	$451.2	$96.5	21.4	$384.0	$67.2	17.5
Used vehicle	284.8	266.7	18.1	6.8	228.7	38.0	16.6
Parts and service	970.1	963.2	6.9	0.7	922.2	41.0	4.4
Finance and insurance	474.5	418.9	55.6	13.3	348.6	70.3	20.2
Other	26.9	27.5	(0.6)		26.3	1.2
Total gross profit	2,304.0	2,127.5	176.5	8.3	1,909.8	217.7	11.4
Selling, general, and administrative expenses	1,649.4	1,552.1	(97.3)	(6.3)	1,446.9	(105.2)	(7.3)
Depreciation and amortization	83.7	76.8	(6.9)		76.7	(0.1)
Franchise rights impairment	—	—	—		1.5	1.5
Other expenses (income), net	(1.1)	2.0	3.1		(23.3)	(25.3)
Operating income	572.0	496.6	75.4	15.2	408.0	88.6	21.7
Floorplan interest expense	(42.7)	(42.5)	(0.2)		(35.7)	(6.8)
Other interest expense	(66.0)	(56.1)	(9.9)		(42.6)	(13.5)
Loss on debt extinguishment	(2.2)	(19.6)	17.4		—	(19.6)
Gain on senior note repurchases	—	—	—		13.0	(13.0)
Interest income	0.7	1.4	(0.7)		1.1	0.3
Other gains (losses), net	(0.5)	1.5	(2.0)		5.4	(3.9)
Income from continuing operations before income taxes	$461.3	$381.3	$80.0	21.0	$349.2	$32.1	9.2
Retail vehicle unit sales:
New vehicle	224,034	206,456	17,578	8.5	182,160	24,296	13.3
Used vehicle	171,094	160,126	10,968	6.8	133,990	26,136	19.5
	395,128	366,582	28,546	7.8	316,150	50,432	16.0
Revenue per vehicle retailed:
New vehicle	$33,472	$32,303	$1,169	3.6	$31,152	$1,151	3.7
Used vehicle	$17,812	$17,266	$546	3.2	$16,303	$963	5.9
Gross profit per vehicle retailed:
New vehicle	$2,445	$2,185	$260	11.9	$2,108	$77	3.7
Used vehicle	$1,640	$1,612	$28	1.7	$1,670	$(58)	(3.5)
Finance and insurance	$1,201	$1,143	$58	5.1	$1,103	$40	3.6

	Years Ended December 31,
	2011 (%)	2010 (%)	2009 (%)
Revenue mix percentages:
New vehicle	54.2	53.5	53.2
Used vehicle	25.4	25.0	23.3
Parts and service	16.6	17.7	19.8
Finance and insurance, net	3.4	3.4	3.3
Other	0.4	0.4	0.4
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	23.8	21.2	20.1
Used vehicle	12.4	12.5	12.0
Parts and service	42.1	45.3	48.3
Finance and insurance	20.6	19.7	18.3
Other	1.1	1.3	1.3
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	6.8	6.8
Used vehicle-retail	9.2	9.3	10.2
Parts and service	42.3	43.6	43.7
Total	16.7	17.1	17.9
Selling, general and administrative expenses	11.9	12.5	13.6
Operating income	4.1	4.0	3.8
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.6	73.0	75.8
Operating income	24.8	23.3	21.4

	December 31,
	2011	2010
Days supply:
New vehicle (industry standard of selling days, including fleet)	50 days	63 days
Used vehicle (trailing 31 days) (1)	31 days	34 days

(1)
As of December 31, 2011, we have revised our method of calculating used vehicle days supply from a dollar day supply to a unit day supply (including wholesale units). We have revised prior periods to conform to our revised method of calculation.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
Floorplan assistance	$61.1	$55.6	$5.5	$47.4	$8.2
Floorplan interest expense (new vehicles)	(40.3)	(40.2)	(0.1)	(33.5)	(6.7)
Net new vehicle inventory carrying benefit	$20.8	$15.4	$5.4	$13.9	$1.5

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us. For example, the results for a dealership acquired in February 2010 would be included only in our same store comparison of 2011 to 2010, not in our same store comparison of 2010 to 2009. Results for a dealership that we classified as a discontinued operation in October 2011 would be removed entirely from our same store comparison of 2011 to 2010. Therefore, the amounts presented in the year 2010 column that is being compared to the 2011 column may differ from the amounts presented in the year 2010 column that is being compared to the year 2009 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$7,307.6	$6,669.1	$638.5	9.6	$6,587.4	$5,665.2	$922.2	16.3
Used vehicle	3,415.0	3,116.1	298.9	9.6	3,069.5	2,476.2	593.3	24.0
Parts and service	2,250.9	2,209.1	41.8	1.9	2,173.4	2,105.2	68.2	3.2
Finance and insurance, net	463.9	418.9	45.0	10.7	414.3	348.0	66.3	19.1
Other	52.2	47.8	4.4		46.8	45.6	1.2
Total revenue	$13,489.6	$12,461.0	$1,028.6	8.3	$12,291.4	$10,640.2	$1,651.2	15.5
Gross profit:
New vehicle	$533.4	$451.2	$82.2	18.2	$445.3	$384.0	$61.3	16.0
Used vehicle	279.7	266.7	13.0	4.9	263.5	227.4	36.1	15.9
Parts and service	950.7	963.2	(12.5)	(1.3)	947.6	920.7	26.9	2.9
Finance and insurance	463.9	418.9	45.0	10.7	414.3	348.0	66.3	19.1
Other	26.4	27.5	(1.1)		27.1	26.0	1.1
Total gross profit	$2,254.1	$2,127.5	$126.6	6.0	$2,097.8	$1,906.1	$191.7	10.1
Retail vehicle unit sales:
New vehicle	217,685	206,456	11,229	5.4	203,463	181,855	21,608	11.9
Used vehicle	167,563	160,126	7,437	4.6	158,150	133,421	24,729	18.5
Total	385,248	366,582	18,666	5.1	361,613	315,276	46,337	14.7
Revenue per vehicle retailed:
New vehicle	$33,570	$32,303	$1,267	3.9	$32,376	$31,152	$1,224	3.9
Used vehicle	$17,818	$17,266	$552	3.2	$17,272	$16,315	$957	5.9
Gross profit per vehicle retailed:
New vehicle	$2,450	$2,185	$265	12.1	$2,189	$2,112	$77	3.6
Used vehicle	$1,642	$1,612	$30	1.9	$1,613	$1,667	$(54)	(3.2)
Finance and insurance	$1,204	$1,143	$61	5.3	$1,146	$1,104	$42	3.8

	Years Ended December 31,		Years Ended December 31,
	2011 (%)	2010 (%)	2010 (%)	2009 (%)
Revenue mix percentages:
New vehicle	54.2	53.5	53.6	53.2
Used vehicle	25.3	25.0	25.0	23.3
Parts and service	16.7	17.7	17.7	19.8
Finance and insurance, net	3.4	3.4	3.4	3.3
Other	0.4	0.4	0.3	0.4
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	23.7	21.2	21.2	20.1
Used vehicle	12.4	12.5	12.6	11.9
Parts and service	42.2	45.3	45.2	48.3
Finance and insurance	20.6	19.7	19.7	18.3
Other	1.1	1.3	1.3	1.4
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	7.3	6.8	6.8	6.8
Used vehicle-retail	9.2	9.3	9.3	10.2
Parts and service	42.2	43.6	43.6	43.7
Total	16.7	17.1	17.1	17.9

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2011	2010	2011 vs. 2010		2009	2010 vs. 2009
			Variance Favorable / (Unfavorable)	% Variance		Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$7,498.9	$6,669.1	$829.8	12.4	$5,674.6	$994.5	17.5
Gross profit	$547.7	$451.2	$96.5	21.4	$384.0	$67.2	17.5
Retail vehicle unit sales	224,034	206,456	17,578	8.5	182,160	24,296	13.3
Revenue per vehicle retailed	$33,472	$32,303	$1,169	3.6	$31,152	$1,151	3.7
Gross profit per vehicle retailed	$2,445	$2,185	$260	11.9	$2,108	$77	3.7
Gross profit as a percentage of revenue	7.3%	6.8%			6.8%
Days supply (industry standard of selling days, including fleet)	50 days	63 days

	Years Ended December 31,
	2011	2010	2011 vs. 2010		2010	2009	2010 vs. 2009
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$7,307.6	$6,669.1	$638.5	9.6	$6,587.4	$5,665.2	$922.2	16.3
Gross profit	$533.4	$451.2	$82.2	18.2	$445.3	$384.0	$61.3	16.0
Retail vehicle unit sales	217,685	206,456	11,229	5.4	203,463	181,855	21,608	11.9
Revenue per vehicle retailed	$33,570	$32,303	$1,267	3.9	$32,376	$31,152	$1,224	3.9
Gross profit per vehicle retailed	$2,450	$2,185	$265	12.1	$2,189	$2,112	$77	3.6
Gross profit as a percentage of revenue	7.3%	6.8%			6.8%	6.8%
2011 compared to 2010
Same store new vehicle revenue increased during 2011, as compared to 2010, as a result of an increase in same store unit volume and an increase in same store revenue per new vehicle retailed. The increase in same store unit volume was primarily due to improved market conditions, including improved credit availability offered to consumers and increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. The increase in same store unit volume for 2011 was partially offset by the Japan supply constraints, which adversely impacted unit sales in the second, third, and fourth quarters of 2011, and by a decrease in manufacturer incentives.
Same store revenue per new vehicle retailed increased during 2011, as compared to 2010, primarily due to a shift in mix away from import vehicles, which have relatively lower average selling prices, toward domestic and premium luxury vehicles. Same store revenue per new vehicle retailed also benefited from an increase in the average selling prices for new vehicles in all three segments - Domestic, Import, and Premium Luxury.
Same store gross profit per new vehicle retailed benefited from a shift in mix away from import vehicles, which generate relatively lower gross profit per vehicle retailed, due to the tight supply of vehicles produced by Japanese manufacturers, as well as from an increase in new vehicle gross profit in all three segments. The increase in same store gross profit per vehicle retailed was partially offset by a decrease in certain performance-based manufacturer incentives primarily related to premium luxury vehicles previously sold as compared to the prior year. These incentives favorably impacted gross profit by $8.0 million in 2011, compared to $13.1 million in 2010. We were able to recognize these incentives due to our achievement of certain manufacturer incentive program goals during 2011 and 2010.

See “Market Conditions” above for a discussion of the automotive retail environment, including our expectations regarding gross profit per vehicle retailed in 2012.
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
New Vehicle Inventories
Our new vehicle inventories were $1.4 billion or 50 days supply at December 31, 2011, as compared to new vehicle inventories of $1.5 billion or 63 days supply at December 31, 2010. We had 43,906 units in new vehicle inventory at December 31, 2011, and 48,499 units at December 31, 2010.
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
Floorplan assistance	$61.1	$55.6	$5.5	$47.4	$8.2
Floorplan interest expense (new vehicles)	(40.3)	(40.2)	(0.1)	(33.5)	(6.7)
Net new vehicle inventory carrying benefit	$20.8	$15.4	$5.4	$13.9	$1.5
2011 compared to 2010
The net new vehicle inventory carrying benefit increased in 2011, as compared to 2010, due to an increase in floorplan assistance as a result of higher new vehicle sales and an increase in the floorplan assistance rate per unit, partially offset by an increase in floorplan interest expense primarily due to higher average vehicle floorplan payable balances during the year.
2010 compared to 2009
The net new vehicle inventory carrying benefit increased in 2010, as compared to 2009, due to an increase in floorplan assistance as a result of higher new vehicle sales and an increase in the floorplan assistance rate per unit, partially offset by an increase in floorplan interest expense primarily due to higher average vehicle floorplan payable balances during the year.

Used Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)			2011 vs. 2010			2010 vs. 2009
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$3,047.6	$2,764.8	$282.8	10.2	$2,184.4	$580.4	26.6
Wholesale revenue	465.2	351.3	113.9	32.4	301.5	49.8	16.5
Total revenue	$3,512.8	$3,116.1	$396.7	12.7	$2,485.9	$630.2	25.4
Retail gross profit	$280.6	$258.1	$22.5	8.7	$223.8	$34.3	15.3
Wholesale gross profit	4.2	8.6	(4.4)		4.9	3.7
Total gross profit	$284.8	$266.7	$18.1	6.8	$228.7	$38.0	16.6
Retail vehicle unit sales	171,094	160,126	10,968	6.8	133,990	26,136	19.5
Revenue per vehicle retailed	$17,812	$17,266	$546	3.2	$16,303	$963	5.9
Gross profit per vehicle retailed	$1,640	$1,612	$28	1.7	$1,670	$(58)	(3.5)
Gross profit as a percentage of retail revenue	9.2%	9.3%			10.2%
Days supply (trailing 31 days) (1)	31 days	34 days

(1)
As of December 31, 2011, we have revised our method of calculating used vehicle days supply from a dollar day supply to a unit day supply (including wholesale units). We have revised prior periods to conform to our revised method of calculation.

	Years Ended December 31,
	2011	2010	2011 vs. 2010		2010	2009	2010 vs. 2009
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$2,985.6	$2,764.8	$220.8	8.0	$2,731.5	$2,176.8	$554.7	25.5
Wholesale revenue	429.4	351.3	78.1	22.2	338.0	299.4	38.6	12.9
Total revenue	$3,415.0	$3,116.1	$298.9	9.6	$3,069.5	$2,476.2	$593.3	24.0
Retail gross profit	$275.1	$258.1	$17.0	6.6	$255.1	$222.4	$32.7	14.7
Wholesale gross profit	4.6	8.6	(4.0)		8.4	5.0	3.4
Total gross profit	$279.7	$266.7	$13.0	4.9	$263.5	$227.4	$36.1	15.9
Retail vehicle unit sales	167,563	160,126	7,437	4.6	158,150	133,421	24,729	18.5
Revenue per vehicle retailed	$17,818	$17,266	$552	3.2	$17,272	$16,315	$957	5.9
Gross profit per vehicle retailed	$1,642	$1,612	$30	1.9	$1,613	$1,667	$(54)	(3.2)
Gross profit as a percentage of retail revenue	9.2%	9.3%			9.3%	10.2%

2011 compared to 2010
Same store retail used vehicle revenue increased during 2011, as compared to 2010, as a result of both an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of value-priced vehicles. We opened 19 Value Vehicle Outlets (“VVOs”) primarily in the second half of 2010 and an additional 8 in 2011 to address industry supply constraints and meet market demand. Through our VVOs, which are located on existing store facilities, we sell vehicles that we would have traditionally wholesaled with an average retail price lower than that of used vehicles we typically retail. Additionally, used vehicle sales volumes benefited from an increase in trade-in volume associated with the increase in new vehicle sales volume. These increases were partially offset by a decline in certified pre-owned vehicle sales.
Same store revenue per used vehicle retailed benefited from an increase in the average selling prices for used vehicles in the Domestic and Import segments primarily due to tighter supply, which has driven up the wholesale values of used vehicles. Used vehicle supply has been impacted by historically low new vehicle unit sales in recent years, and the decline in off-lease vehicles, as well as by customers retaining their vehicles for longer periods of time. The increase in same store revenue per used vehicle retailed was partially offset by a decline in revenues as a result of increased sales of value-priced vehicles, which have lower average retail prices than used vehicles we typically retail.
Same store gross profit per used vehicle retailed increased during 2011, as compared to 2010, due to modest increases in the first half of 2011, primarily due to temporarily elevated used vehicle values driven by Japanese new vehicle supply constraints. These increases were partially offset by declines in the second half of 2011 related to the liquidation of additional inventory acquired in the second quarter of 2011 when the timeline for the Japanese disruption in new vehicle inventory was anticipated to be longer. The increase in same store gross profit per used vehicle retailed was also partially offset by increased sales of value-priced vehicles, which generate a relatively lower gross profit per vehicle retailed than used vehicles we typically retail.
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
Same store gross profit per used vehicle retailed decreased during 2010, as compared to 2009. While credit availability improved in 2010 as compared to 2009, gross profit per used vehicle retailed was adversely impacted by lender advances not increasing at the same level as used vehicle values.
Used Vehicle Inventories
Used vehicle inventories were $286.3 million or 31 days supply at December 31, 2011, compared to $271.8 million or 34 days at December 31, 2010.

Parts & Service
Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs.

	Years Ended December 31,
($ in millions)			2011 vs. 2010			2010 vs. 2009
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,293.1	$2,209.1	$84.0	3.8	$2,109.8	$99.3	4.7
Gross profit	$970.1	$963.2	$6.9	0.7	$922.2	$41.0	4.4
Gross profit as a percentage of revenue	42.3%	43.6%			43.7%

	Years Ended December 31,
			2011 vs. 2010				2010 vs. 2009
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,250.9	$2,209.1	$41.8	1.9	$2,173.4	$2,105.2	$68.2	3.2
Gross profit	$950.7	$963.2	$(12.5)	(1.3)	$947.6	$920.7	$26.9	2.9
Gross profit as a percentage of revenue	42.2%	43.6%			43.6%	43.7%

2011 compared to 2010
Same store parts and service gross profit decreased during 2011, as compared to 2010, primarily due to a decline in gross profit associated with warranty of $19.5 million, partially offset by an increase in gross profit associated with customer-pay service of $6.5 million and an increase in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $4.1 million.
Warranty gross profit was adversely impacted during 2011 by fewer vehicles in operation as a result of historically lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. Additionally, in 2010, warranty gross profit benefited from an increase in warranty service related to the rise of manufacturer recalls in the automotive industry. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties was favorably impacted by higher new and used vehicle sales volume.
2010 compared to 2009
Same store parts and service gross profit increased during 2010, as compared to 2009, primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $23.8 million, warranty of $2.5 million, and wholesale and retail counter parts of $2.5 million.
Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties benefited from higher new and used vehicle sales volume. Warranty gross profit was favorably impacted by the rise in manufacturer recalls in the automotive industry, partially offset by an adverse impact from fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. Wholesale and retail counter parts gross profit increased in 2010 primarily due to improving market conditions.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2011 vs. 2010			2010 vs. 2009
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2009	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$474.5	$418.9	$55.6	13.3	$348.6	$70.3	20.2
Gross profit per vehicle retailed	$1,201	$1,143	$58	5.1	$1,103	$40	3.6

	Years Ended December 31,
			2011 vs. 2010				2010 vs. 2009
	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2010	2009	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$463.9	$418.9	$45.0	10.7	$414.3	$348.0	$66.3	19.1
Gross profit per vehicle retailed	$1,204	$1,143	$61	5.3	$1,146	$1,104	$42	3.8

2011 compared to 2010
Same store finance and insurance revenue and gross profit increased during 2011, as compared to 2010, primarily due to an increase in new and used vehicle sales volume and an increase in same store finance and insurance revenue and gross profit per vehicle retailed, partially offset by a decrease in same store new vehicle sales in the Import segment.
Same store finance and insurance revenue and gross profit per vehicle retailed increased during 2011, as compared to 2010, due to an increase in revenue associated with arranging customer financing, an increase in margin on product contracts sold, more customers financing vehicles through the dealerships, and an increase in amounts financed per transaction. This benefit was partially offset by a decline in profit resulting from chargeback experience.
2010 compared to 2009
Same store finance and insurance revenue and gross profit increased during 2010, as compared to 2009, primarily due to an increase in new and used vehicle sales volume.
Same store finance and insurance revenue and gross profit per vehicle retailed increased during 2010, as compared to 2009. Finance and insurance revenue and gross profit per vehicle retailed during 2010 benefited from more customers financing vehicles through the dealerships and an increase in amounts financed per transaction.

Segment Results
In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Years Ended December 31,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$4,655.4	$4,111.3	$544.1	13.2	$3,380.5	$730.8	21.6
Import	5,121.0	4,708.4	412.6	8.8	4,103.8	604.6	14.7
Premium Luxury	3,908.7	3,509.0	399.7	11.4	3,073.1	435.9	14.2
Corporate and other	147.2	132.3	14.9	11.3	108.6	23.7	21.8
Total revenue	$13,832.3	$12,461.0	$1,371.3	11.0	$10,666.0	$1,795.0	16.8
*Segment income (loss)
Domestic	$180.0	$152.7	$27.3	17.9	$101.4	$51.3	50.6
Import	240.3	199.5	40.8	20.5	175.4	24.1	13.7
Premium Luxury	230.9	208.4	22.5	10.8	175.5	32.9	18.7
Corporate and other	(121.9)	(106.5)	(15.4)		(80.0)	(26.5)
Total segment income	$529.3	$454.1	$75.2	16.6	$372.3	$81.8	22.0
Add: Floorplan interest expense	42.7	42.5	(0.2)		35.7	(6.8)
Operating income	$572.0	$496.6	$75.4	15.2	$408.0	$88.6	21.7
*Segment income (loss) is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	76,335	64,317	12,018	18.7	52,531	11,786	22.4
Import	108,128	107,580	548	0.5	97,538	10,042	10.3
Premium Luxury	39,571	34,559	5,012	14.5	32,091	2,468	7.7
	224,034	206,456	17,578	8.5	182,160	24,296	13.3

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$4,655.4	$4,111.3	$544.1	13.2	$3,380.5	$730.8	21.6
Segment income	$180.0	$152.7	$27.3	17.9	$101.4	$51.3	50.6
Retail new vehicle unit sales	76,335	64,317	12,018	18.7	52,531	11,786	22.4

2011 compared to 2010
Domestic revenue increased during 2011, as compared to 2010, due to an increase in new and used unit volume and an increase in revenue per used vehicle retailed. The increase in new unit volume was primarily due to improved market conditions, including increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. New revenue and unit sales increased for all three domestic manufacturers as compared to 2010. The increases in used unit volume and revenue per used vehicle retailed were primarily due to improved market conditions. The increase in revenue per used vehicle retailed was partially offset by a decline in revenues as a result of increased sales of value-priced vehicles, which have lower average retail prices than used vehicles we typically retail.
Domestic segment income increased during 2011, as compared to 2010, primarily due to an increase in new and used unit volume. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.
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

Import
The Import segment operating results included the following:

	Years Ended December 31,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$5,121.0	$4,708.4	$412.6	8.8	$4,103.8	$604.6	14.7
Segment income	$240.3	$199.5	$40.8	20.5	$175.4	$24.1	13.7
Retail new vehicle unit sales	108,128	107,580	548	0.5	97,538	10,042	10.3

2011 compared to 2010
Import revenue increased during 2011, as compared to 2010, due to an increase in used unit volume, primarily due to the recent acquisitions we completed in the third quarter of 2010 and the first quarter of 2011, and an increase in revenue per new and used vehicle retailed. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both new and used vehicles, due in part to the Japan supply constraints.
Import segment income increased during 2011, as compared to 2010, primarily due to the effect of the recent acquisitions noted above, as well as an increase in used unit volume and new and used vehicle gross profit due to the Japan supply constraints. Import segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Import segment income were partially offset by an increase in selling, general, and administrative expenses primarily due to an increase in sales commissions resulting from higher new and used vehicle gross profit.
See “Market Conditions” above for a discussion of the automotive retail environment, including our expectations regarding gross profit per vehicle retailed in 2012.
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

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
($ in millions)	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2009	Variance Favorable / (Unfavorable)	% Variance
Revenue	$3,908.7	$3,509.0	$399.7	11.4	$3,073.1	$435.9	14.2
Segment income	$230.9	$208.4	$22.5	10.8	$175.5	$32.9	18.7
Retail new vehicle unit sales	39,571	34,559	5,012	14.5	32,091	2,468	7.7

2011 compared to 2010
Premium Luxury revenue increased during 2011, as compared to the same period in 2010, primarily due to an increase in new and used unit volume and an increase in revenue per new vehicle retailed. The increases in new and used unit volume and revenue per new vehicle retailed was primarily due to improved market conditions, including increased consumer demand.
Premium Luxury segment income increased during 2011, as compared to 2010, primarily due to an increase in new unit volume and supply and demand imbalances for vehicles produced by Japanese manufacturers as a result of the Japan supply constraints. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit. The increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses, as well as by a decrease in certain performance-based manufacturer incentives as compared to the prior year. As noted above in the “New Vehicle” section, we achieved certain manufacturer incentive program goals during 2011 and 2010.
See “Market Conditions” above for a discussion of the automotive retail environment, including our expectations regarding gross profit per vehicle retailed in 2012.
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

Selling, General, and Administrative Expenses
Our Selling, General, and Administrative expenses (“SG&A”) consist primarily of compensation, including salaries, commissions and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), occupancy costs, legal, accounting, and professional services, and general corporate expenses. The following table presents the major components of our SG&A.

($ in millions)	Years Ended December 31,
Reported:	2011	2010	Variance Favorable / (Unfavorable)	% Variance	2009	Variance Favorable / (Unfavorable)	% Variance
Compensation	$1,072.0	$1,011.9	$(60.1)	(5.9)	$921.9	$(90.0)	(9.8)
Advertising	130.2	126.2	(4.0)	(3.2)	116.0	(10.2)	(8.8)
Store and corporate overhead	447.2	414.0	(33.2)	(8.0)	409.0	(5.0)	(1.2)
Total	$1,649.4	$1,552.1	$(97.3)	(6.3)	$1,446.9	$(105.2)	(7.3)

SG&A as a % of total gross profit:
Compensation	46.5	47.6	110	bps	48.3	70	bps
Advertising	5.7	5.9	20	bps	6.1	20	bps
Store and corporate overhead	19.4	19.5	10	bps	21.4	190	bps
Total	71.6	73.0	140	bps	75.8	280	bps
2011 compared to 2010
SG&A expenses increased in 2011, as compared to 2010, due to a volume-driven increase in compensation expense, an increase in store and corporate overhead expenses, including a $4.9 million increase associated with hail-storm related losses, and a $7.8 million increase in gross advertising expenditures, partially offset by a $3.8 million increase in advertising reimbursements from manufacturers. As a percentage of total gross profit, SG&A expenses decreased to 71.6% in 2011 from 73.0% in 2010 resulting from our continued effective management of our cost structure and improved gross profit.
2010 compared to 2009
SG&A expenses increased in 2010, as compared to 2009, primarily due to a volume-driven increase in compensation expense and a $20.0 million increase in gross advertising expenditures, partially offset by a $9.8 million increase in advertising reimbursements from manufacturers. As a percentage of total gross profit, SG&A expenses decreased to 73.0% in 2010 from 75.8% in 2009 resulting from our continued effective management of our cost structure and improved gross profit.
Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $42.7 million in 2011, $42.5 million in 2010, and $35.7 million in 2009.
2011 compared to 2010
The increase in floorplan interest expense of $0.2 million in 2011, as compared to 2010, is primarily the result of higher average vehicle floorplan balances, partially offset by lower floorplan interest rates.
2010 compared to 2009
The increase in floorplan interest expense of $6.8 million in 2010, as compared to 2009, is primarily the result of higher average vehicle floorplan balances.

Other Interest Expense
Other interest expense was incurred primarily on borrowings under our term loan facilities, revolving credit facilities, mortgage facility, and outstanding senior unsecured notes. Other interest expense was $66.0 million in 2011, $56.1 million in 2010, and $42.6 million in 2009.
2011 compared to 2010
The increase in other interest expense of $9.9 million in 2011, as compared to 2010, was primarily due to a $10.7 million increase in interest expense resulting from higher levels of debt outstanding during the year associated with our 6.75% Senior Notes due 2018 and revolving credit facilities, and a $1.2 million increase in interest expense resulting from higher interest rates on our prior term loan facility due 2014 . These increases were partially offset by a $3.7 million decrease due to lower levels of debt outstanding during the year associated with our Floating Rate Senior Notes due 2013, 7% Senior Notes due 2014, and mortgage facility.
2010 compared to 2009
The increase in other interest expense of $13.5 million in 2010, as compared to 2009, was primarily due to a $22.8 million increase in interest expense resulting from higher levels of debt outstanding during the year associated with our 6.75% Senior Notes due 2018 and revolving credit facilities, and a $3.6 million increase in interest expense resulting from higher interest rates on our prior term loan facility due 2014. These increases were partially offset by a $10.6 million decrease due to lower levels of debt outstanding during the year associated with our Floating Rate Senior Notes due 2013, 7% Senior Notes due 2014, and mortgage facility.
Loss on Debt Extinguishment
We expensed $2.2 million pre-tax in the fourth quarter of 2011 and $19.6 million pre-tax in the second quarter of 2010 related to certain debt refinancing transactions that we completed in each respective period. These expenses included $0.4 million during 2011 and $3.5 million during 2010 for the write-off of previously deferred debt issuance costs. These expenses are recorded in Loss on Debt Extinguishment in the accompanying Consolidated Income Statements.
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
Our effective income tax rate was 38.4% in 2011, and reflects the benefit of certain favorable tax adjustments. As of December 31, 2011, we had unrecognized tax benefits recorded in accordance with an accounting standard related to unrecognized tax benefits. See Note 11 of the Notes to Consolidated Financial Statements for additional discussion. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2012.
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
We had a loss from discontinued operations totaling $2.8 million in 2011, net of income taxes, primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed, as well as expected losses on real estate to be sold. We had a loss from discontinued operations totaling $8.7 million in 2010, and $35.1 million in 2009, net of income taxes, primarily related to operational losses for stores that were classified as discontinued operations, as well as carrying costs for real estate not yet sold related to stores that had been closed. During 2009, we recorded in discontinued operations estimated losses associated with the Chrysler and General Motors bankruptcies of approximately $11 million (after-tax), including expected losses on the disposition of real estate. See Note 13 of our Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Liquidity and Capital Resources
We manage our liquidity to ensure access to sufficient funding at acceptable costs to fund our ongoing operating requirements and future capital expenditures while continuing to meet our financial obligations. We believe that our cash and cash equivalents, funds generated through future operations, and amounts available under our revolving credit facility and secured used vehicle floorplan facilities will be sufficient to fund our working capital requirements, service our debt, pay our tax obligations and commitments and contingencies, and meet any seasonal operating requirements for the foreseeable future.
Debt Refinancing Transactions
In the second quarter of 2010, we (1) completed cash tender offers to purchase any and all of our then outstanding Floating Rate Senior Notes due 2013 and 7% Senior Notes due 2014 (these two series of notes are referred to as the “old notes”), pursuant to which we accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our then existing credit agreement. We expensed $19.6 million pre-tax in the second quarter of 2010, related to these transactions, including $3.5 million for the write-off of certain unamortized debt issuance costs associated with the old notes and the credit agreement as it existed prior to its amendment and extension.
On December 7, 2011, we entered into a new five-year unsecured credit agreement (referred to as our “credit agreement” or the “new credit agreement”) with a $500 million term loan facility and a $1.2 billion revolving credit facility. The new credit agreement replaced our prior unsecured credit agreement (referred to as the “prior credit agreement”). The prior credit agreement was terminated concurrently with our entry into the new credit agreement, and the indebtedness outstanding under the prior credit agreement was paid off with proceeds from borrowings under the new credit agreement. The maturity date for the term loan and revolving credit facilities under the new credit agreement is December 7, 2016.
Our prior credit agreement provided for a $533.4 million term loan facility and a $638.6 million revolving credit facility. The term loan facility under the prior credit agreement was bifurcated into a $54.0 million tranche due July 18, 2012 and a $479.4 million tranche due July 18, 2014. The revolving credit facility under the prior credit agreement was bifurcated into a $57.0 million tranche due July 18, 2012 and a $581.6 million tranche due July 18, 2014.
With the new credit agreement, we increased our maximum leverage ratio to 3.75x, compared to 3.25x under the prior credit agreement, and our maximum capitalization ratio to 65.0%, compared to 60.0% under the prior credit agreement.

See “Credit Agreement” below for additional information regarding our credit agreement and “Restrictions and Covenants” for additional information regarding our financial covenants.
We expensed $2.2 million pre-tax in the fourth quarter of 2011, related to entering into the new credit agreement, including $0.4 million for the write-off of certain unamortized debt issuance costs associated with the prior credit agreement.
On February 1, 2012, we issued $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. The net proceeds from the sale of the notes, after the underwriting discount and transaction fees and expenses, were $344.0 million, and we used the net proceeds to reduce borrowings under our revolving credit facility. Interest on the 5.5% Senior Notes due 2020 is payable on February 1 and August 1 of each year, beginning on August 1, 2012. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2011 and 2010:

(In millions)	December 31, 2011	December 31, 2010
Cash and Cash Equivalents	$86.6	$95.1
Revolving Credit Facility(1)	$648.5	$398.9
Secured Used Floorplan Facilities(2)	$75.4	$70.6

(1)
Based on aggregate borrowings outstanding of $495.0 million and outstanding letters of credit of $56.5 million at December 31, 2011, and aggregate borrowings outstanding of $180.0 million and outstanding letters of credit of $59.7 million at December 31, 2010. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2011, surety bonds, letters of credit, and cash deposits totaled $90.0 million, including the $56.5 million of letters of credit outstanding under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
In February 2009, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscriptions rights, depositary shares, stock purchase contracts, and units. Our 6.75% Senior Notes due 2018, issued in April 2010, and our 5.5% Senior Notes due 2020, issued in February 2012, were offered pursuant to this shelf registration statement.
Capital Allocation
We use our capital resources to make capital investments in our business, to complete dealership acquisitions, and to repurchase our common stock and/or debt. During 2011, based on an anticipated industry recovery over the next several years, our operating performance and confidence in our financial and operational strength, and the additional liquidity and financial flexibility that we obtained as a result of our 2010 and 2011 debt refinancings (see “Debt Refinancing Transactions” above), we opportunistically allocated capital resources for both share repurchases and acquisition activities, as well as additional capital expenditures, as outlined below.

Share Repurchases
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2011	2010	2009
Shares repurchased	17.1	26.6	7.7
Aggregate purchase price	$583.4	$523.7	$135.7
Average purchase price per share	$34.14	$19.70	$17.74

The decision to repurchase shares at any given point in time is based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure (including compliance with our 3.75x maximum leverage ratio and other financial covenants in our debt agreements as well as our available liquidity), and the expected return on competing uses of capital such as dealership acquisitions, capital investments in our current businesses, or repurchases of our debt.
In January 2012, our Board of Directors authorized an additional $250 million under our existing share repurchase program. From January 1, 2012 through February 8, 2012, we repurchased an additional 3.9 million shares for an aggregate purchase price of $134.8 million (average purchase price per share of $34.89). As of February 8, 2012, $265.0 million remained available for share repurchases under the program.
Senior Note Repurchases
The following table sets forth information regarding our debt repurchases over the past three years:

(In millions)	2011	2010	2009
Aggregate principal amount repurchased:
Floating Rate Senior Notes due 2013	$—	$—	$48.4
7% Senior Notes due 2014	—	—	40.0
6.75% Senior Notes due 2018	—	—	—
Total	$—	$—	$88.4

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
See “Debt Refinancing Transactions” above for information regarding certain refinancing transactions that we completed during the second quarter of 2010, the fourth quarter of 2011, and the first quarter of 2012.
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2011	2010	2009
Purchases of property and equipment, including operating lease buy-outs (1)	$158.1	$161.8	$75.4

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $145 million in 2012 primarily related to our store facilities.

Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2011	2010	2009
Cash received from (used in) business acquisitions, net	$(64.2)	$(73.1)	$(0.2)
Cash received from (used in) business divestitures, net	$4.9	$13.0	$65.9

We acquired one automotive retail franchise and related assets during 2011, compared to five in 2010 and one in 2009.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future.
Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2011 and 2010:

(In millions)	2011	2010
7% Senior Notes due 2014	$14.7	$14.7
6.75% Senior Notes due 2018	395.0	394.4
Term loan facility due 2012	—	54.0
Term loan facility due 2014	—	479.4
Term loan facility due 2016	500.0	—
Revolving credit facility due 2012	—	16.1
Revolving credit facility due 2014	—	163.9
Revolving credit facility due 2016	495.0	—
Mortgage facility(1)	211.5	219.2
Capital leases due from 2012 to 2031	30.8	7.0
	1,647.0	1,348.7
Less: current maturities	(12.6)	(8.1)
Long-term debt, net of current maturities	$1,634.4	$1,340.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At December 31, 2011, we had outstanding $395.0 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
At December 31, 2011, we had outstanding $14.7 million of 7% Senior Notes due 2014. Interest on the 7% Senior Notes due 2014 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2014, and may be redeemed by us currently at 101.75% of principal and at 100% of principal on or after April 15, 2012.
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

The 7% Senior Notes due 2014, the 6.75% Senior Notes due 2018, and the 5.5% Senior Notes due 2020 are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016.
As of December 31, 2011, we had borrowings outstanding of $495.0 million under the revolving credit facility. We have a $200 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at December 31, 2011. Our additional borrowing capacity under the revolving credit facility was $648.5 million at December 31, 2011.
Funds borrowed under our credit agreement may be used to repay indebtedness, finance acquisitions and for working capital, capital expenditures, share repurchases, and other general corporate purposes.
Our term loan facility provides for various interest rates generally at LIBOR plus 1.75%. Our revolving credit facility provides for a 0.30% facility fee and various interest rates on borrowings generally at LIBOR plus 1.75%.
The credit spread charged for both the term loan facility and the revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 25 basis point increase in the credit spread under both our term loan facility and revolving credit facility.
Borrowings under the credit agreement are guaranteed by substantially all of our subsidiaries.
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $1.4 billion at December 31, 2011 and 2010. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $536.5 million at December 31, 2011, and $486.5 million at December 31, 2010, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables. At December 31, 2011, the aggregate capacity under our used floorplan facilities was $260.0 million. As of that date, $112.7 million had been borrowed under those facilities, and the remaining borrowing capacity of $147.3 million was limited to $75.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At December 31, 2011, we had $211.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.

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
Restrictions and Covenants
Our credit agreement, the indentures for our 6.75% Senior Notes due 2018 and 5.5% Senior Notes due 2020, our vehicle floorplan facilities, and our mortgage facility contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
Under our prior credit agreement we were, and under our new credit agreement we are, required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the new credit agreement, the maximum capitalization ratio is 65.0%, compared to 60.0% under the prior credit agreement, and the maximum leverage ratio is 3.75x, compared to 3.25x under the prior credit agreement. In calculating our leverage ratio, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2011 plus $1.52 billion. The specific terms of these covenants can be found in our new credit agreement, which we filed with our Current Report on Form 8-K on December 8, 2011.
The indentures for our 6.75% Senior Notes due 2018 and 5.5% Senior Notes due 2020 contain certain limited covenants, including limitations on liens and sale and leaseback transactions, but do not contain restricted payments covenants or debt incurrence restrictions. Our mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.
Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.
As of December 31, 2011, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our new credit agreement, at December 31, 2011, our leverage ratio and capitalization ratio were as follows:

	December 31, 2011
	Requirement	Actual
Leverage ratio	< 3.75x	2.59x
Capitalization ratio	< 65.0%	50.9%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness.
In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under the new credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

($ in millions)	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$376.4	$251.8	$369.3
Net cash provided by (used in) investing activities	$(206.2)	$(200.2)	$14.0
Net cash used in financing activities	$(178.7)	$(130.0)	$(319.9)

Cash Flows from Operating Activities
Our primary sources of operating cash flows are collections from contracts-in-transit and customers following the sale of vehicles and proceeds from vehicle floorplan payable-trade. Our primary uses of cash from operating activities are repayments of vehicle floorplan payable-trade, personnel-related expenditures, and payments related to taxes and leased properties.
2011 compared to 2010
During 2011, we paid $14.8 million in connection with refinancing our indebtedness. Cash flows from operating activities reflect $1.8 million of these cash payments that we charged to expense related to this refinancing transaction. In addition, we charged to expense $0.4 million of previously deferred debt issuance costs. Cash flows from financing activities, discussed below, reflect $13.0 million of debt issuance costs that will be amortized to interest expense over the term of the new credit agreement.
Net cash provided by operating activities increased during 2011, as compared to 2010, primarily due to a decrease in working capital requirements and an increase in earnings.
2010 compared to 2009
During 2010, we paid $28.1 million in connection with refinancing our indebtedness, including debt tender premiums. Cash flows from operating activities reflect $16.1 million of these cash payments that we charged to expense related to these transactions. In addition, we charged to expense $3.5 million of previously deferred debt issuance costs. Cash flows from financing activities, discussed below, reflect $11.9 million of debt issuance costs that are being amortized to interest expense over the term of the related debt arrangements.
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
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we project that 2012 capital expenditures, including accrued construction in progress, will be approximately $145 million.
2011 compared to 2010
Net cash used in investing activities increased during 2011 as compared to 2010, primarily due to a decrease in cash received from business divestitures and a decrease in proceeds from property dispositions, partially offset by a decrease in cash used in business acquisitions.

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
2011 compared to 2010
During 2011, we repurchased 17.1 million shares of common stock for an aggregate purchase price of $583.4 million (average purchase price per share of $34.14), including repurchases for which settlement occurred subsequent to December 31, 2011. During 2011, 59,452 shares were surrendered to AutoNation primarily to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2010, we repurchased 26.6 million shares of our common stock for an aggregate purchase price of $523.7 million (average purchase price per share of $19.70), including repurchases for which settlement occurred subsequent to December 31, 2010. Additionally, 36,614 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2011, we entered into a new five-year unsecured credit agreement with a $500 million term loan facility and a $1.2 billion revolving credit facility. The new credit agreement replaced our prior unsecured credit agreement. The prior credit agreement was terminated concurrently with our entry into the new credit agreement, and the indebtedness outstanding under the prior credit agreement was paid off with proceeds from borrowings under the new credit agreement. As noted above under “Cash Flows from Operating Activities,” cash flows from financing activities reflect cash payments of $13.0 million for debt issuance costs that will be amortized to expense over the term of the new credit agreement.
During 2010, we (1) accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our then existing credit agreement. The 6.75% Senior Notes due 2018 were sold at 98.488% of the aggregate principal amount providing for a yield to maturity of 7.0%.
A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used (1) to pay approximately $274.5 million for the old notes that were validly tendered and accepted for payment (which included accrued and unpaid interest for the old notes, as well as consent payments for those that were tendered and accepted for payment by April 13, 2010), (2) to reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million), (3) to pay transaction fees and expenses related to the 2010 debt offering, the tender offers, and the amendment to then existing credit agreement, and (4) for general corporate purposes. As noted above under “Cash Flows from Operating Activities,” cash flows from financing activities in 2010 reflect cash payments of $11.9 million for debt issuance costs that are being amortized to expense over the term of the related debt arrangements.
During 2011, we borrowed $940.0 million and repaid $625.0 million under our revolving credit facilities, for net borrowings of $315.0 million. During 2010, we borrowed $305.0 million and repaid $125.0 million under our revolving credit facilities, for net borrowings of $180.0 million.
We did not repurchase any of our senior notes during 2011 or 2010. During 2009, we repurchased $88.4 million aggregate principal amount of our Floating Rate Senior Notes due 2013 and 7% Senior Notes due 2014 for an aggregate total consideration of $75.6 million (including $1.2 million of accrued interest).

Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net proceeds of $40.1 million during 2011 compared to net proceeds of $117.0 million in 2010.
During 2011, cash flows from financing activities were also impacted by an increase in proceeds from the exercise of stock options and an increase in the related excess tax benefit from stock-based awards as compared to 2010.
2010 compared to 2009
Net cash used in financing activities decreased during 2010, as compared to 2009, primarily due to an increase in proceeds from the 2010 debt refinancing noted above, as well as an increase in net proceeds from vehicle floorplan payable-non-trade, and an increase in proceeds from the exercise of stock options. These increases were partially offset by an increase in the repurchase of shares of our common stock.
Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2011:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2012)	1 - 3 Years (2013 and 2014)	3 - 5 Years (2015 and 2016)	More Than 5 Years (2017 and thereafter)
Vehicle floorplan payable (Note 3)(1)	$1,898.8	$1,898.8	$—	$—	$—
Long-term debt, including capital leases (Note 7)(1)	1,647.0	12.6	52.1	1,015.4	566.9
Interest payments(2)	254.9	42.6	82.0	76.5	53.8
Operating lease and other commitments (Note 8)(3)	456.9	47.1	80.1	65.5	264.2
Unrecognized tax benefits, net (Note 11)(1)	5.2	0.5	1.2	—	3.5
Deferred compensation obligations(4)	34.1	2.0	—	—	32.1
Estimated liability for chargebacks (Note 19)(5)	46.2	26.0	18.0	2.1	0.1
Estimated liability for self-insurance obligations(6)	58.2	23.6	21.0	8.7	4.9
Purchase obligations	117.2	64.2	52.8	0.1	0.1
Total	$4,518.5	$2,117.4	$307.2	$1,168.3	$925.6

(1)	See Notes to Consolidated Financial Statements.

(2)
Primarily represents scheduled interest payments on our outstanding senior unsecured notes and mortgage facility. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

(3)
Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2011, these charges totaled approximately $22 million. See Note 8 of the Notes to Consolidated Financial Statements.

(4)	Due to uncertainty regarding timing of payments expected beyond one year, long-term obligations for deferred compensation arrangements have been classified in the “More Than 5 Years” column.

(5)	Our estimated chargeback obligations do not have scheduled maturities, however, the timing of future payments can be estimated based on historical patterns.

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

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2011, surety bonds, letters of credit, and cash deposits totaled $90.0 million, of which $56.5 million represented letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including statements regarding our expectations for the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions in the United States and/or Europe.

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

•
Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

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

•
Our largest stockholders, as a result of their ownership stakes in us, have the ability to exert substantial influence over actions to be taken or approved by our stockholders. These stockholders are represented on our Board of Directors and, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board. In addition, future share repurchases and purchases by our affiliates could further reduce our public float and could adversely impact the liquidity of our common stock.

•	A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary market risk exposure is increasing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions.
We had $1.9 billion of variable rate vehicle floorplan payable at December 31, 2011, and $1.9 billion at December 31, 2010. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $19.0 million in 2011 and $18.7 million in 2010 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $1.0 billion of other variable rate debt outstanding at December 31, 2011, and $713.4 million at December 31, 2010. Based on the amounts outstanding at year-end, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $10.0 million in 2011 and $7.1 million in 2010.
Our fixed rate debt, consisting of amounts outstanding under senior unsecured notes, mortgages, and capital leases, totaled $652.0 million and had a fair value of $675.6 million as of December 31, 2011, and totaled $635.3 million and had a fair value of $644.1 million as of December 31, 2010.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoNation, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
February 13, 2012
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited AutoNation, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AutoNation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as listed in the Index at Item 8, and our report dated February 13, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 13, 2012
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86.6	$95.1
Receivables, net	587.4	462.0
Inventory	1,809.2	1,867.0
Other current assets	193.0	204.7
Total Current Assets	2,676.2	2,628.8
PROPERTY AND EQUIPMENT, NET	1,950.7	1,838.0
GOODWILL, NET	1,172.2	1,142.4
OTHER INTANGIBLE ASSETS, NET	217.8	202.0
OTHER ASSETS	181.9	163.0
Total Assets	$6,198.8	$5,974.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,362.3	$1,379.9
Vehicle floorplan payable - non-trade	536.5	486.5
Accounts payable	202.4	164.0
Current maturities of long-term debt	12.6	8.1
Other current liabilities	348.8	360.9
Total Current Liabilities	2,462.6	2,399.4
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,634.4	1,340.6
DEFERRED INCOME TAXES	62.3	25.9
OTHER LIABILITIES	144.9	129.4
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized;163,562,149 shares issued at December 31, 2011 and 2010, including shares held in treasury	1.6	1.6
Additional paid-in capital	19.6	2.0
Retained earnings	2,646.6	2,365.2
Treasury stock, at cost; 27,777,625 and 15,197,680 shares held, respectively	(773.2)	(289.9)
Total Shareholders’ Equity	1,894.6	2,078.9
Total Liabilities and Shareholders’ Equity	$6,198.8	$5,974.2

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31,
(In millions, except per share data)

	2011	2010	2009
Revenue:
New vehicle	$7,498.9	$6,669.1	$5,674.6
Used vehicle	3,512.8	3,116.1	2,485.9
Parts and service	2,293.1	2,209.1	2,109.8
Finance and insurance, net	474.5	418.9	348.6
Other	53.0	47.8	47.1
TOTAL REVENUE	13,832.3	12,461.0	10,666.0
Cost of Sales:
New vehicle	6,951.2	6,217.9	5,290.6
Used vehicle	3,228.0	2,849.4	2,257.2
Parts and service	1,323.0	1,245.9	1,187.6
Other	26.1	20.3	20.8
TOTAL COST OF SALES	11,528.3	10,333.5	8,756.2
Gross Profit:
New vehicle	547.7	451.2	384.0
Used vehicle	284.8	266.7	228.7
Parts and service	970.1	963.2	922.2
Finance and insurance	474.5	418.9	348.6
Other	26.9	27.5	26.3
TOTAL GROSS PROFIT	2,304.0	2,127.5	1,909.8
Selling, general & administrative expenses	1,649.4	1,552.1	1,446.9
Depreciation and amortization	83.7	76.8	76.7
Franchise rights impairment	—	—	1.5
Other expenses (income), net	(1.1)	2.0	(23.3)
OPERATING INCOME	572.0	496.6	408.0
Floorplan interest expense	(42.7)	(42.5)	(35.7)
Other interest expense	(66.0)	(56.1)	(42.6)
Loss on debt extinguishment	(2.2)	(19.6)	—
Gain on senior note repurchases	—	—	13.0
Interest income	0.7	1.4	1.1
Other gains (losses), net	(0.5)	1.5	5.4
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	461.3	381.3	349.2
Income tax provision	177.1	146.0	116.1
NET INCOME FROM CONTINUING OPERATIONS	284.2	235.3	233.1
Loss from discontinued operations, net of income taxes	(2.8)	(8.7)	(35.1)
NET INCOME	$281.4	$226.6	$198.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.96	$1.50	$1.32
Discontinued operations	$(0.02)	$(0.06)	$(0.20)
Net income	$1.94	$1.44	$1.12
Weighted average common shares outstanding	144.8	156.9	176.5
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.93	$1.48	$1.31
Discontinued operations	$(0.02)	$(0.05)	$(0.20)
Net income	$1.91	$1.43	$1.12
Weighted average common shares outstanding	147.3	158.6	177.3
COMMON SHARES OUTSTANDING, net of treasury stock	135.8	148.4	171.7
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
For the Years Ended December 31, 2011, 2010, and 2009
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Compre- hensive Income
	Shares	Amount
BALANCE AT DECEMBER 31, 2008	193,562,149	$1.9	$481.8	$2,023.0	$(0.7)	$(307.9)
Comprehensive income:
Net income	—	—	—	198.0	—	—	$198.0
Other comprehensive income:
Unrealized gains on restricted investments and marketable securities	—	—	—	—	0.7	—	0.7
Comprehensive income	—	—	—	—	—	—	$198.7
Repurchases of common stock	—	—	—	—	—	(136.1)
Stock-based compensation expense	—	—	13.5	—	—	—
Shares awarded under stock-based compensation plans, including excess income tax benefit of $4.2	—	—	(15.1)	—	—	44.1
BALANCE AT DECEMBER 31, 2009	193,562,149	$1.9	$480.2	$2,221.0	$—	$(399.9)
Comprehensive income:
Net income	—	—	—	226.6	—	—	$226.6
Other comprehensive income	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	$226.6
Repurchases of common stock	—	—	—	—	—	(524.4)
Treasury stock cancellation	(30,000,000)	(0.3)	(483.7)	(82.4)	—	566.4
Stock-based compensation expense	—	—	15.9	—	—	—
Shares awarded under stock-based compensation plans, including excess income tax benefit of $7.7	—	—	(10.4)	—	—	68.0
BALANCE AT DECEMBER 31, 2010	163,562,149	$1.6	$2.0	$2,365.2	$—	$(289.9)
Comprehensive income:
Net income	—	—	—	281.4	—	—	$281.4
Other comprehensive income	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	$281.4
Repurchases of common stock	—	—	—	—	—	(584.9)
Stock-based compensation expense	—	—	18.4	—	—	—
Shares awarded under stock-based compensation plans, including excess income tax benefit of $22.8	—	—	(0.8)	—	—	101.6
BALANCE AT DECEMBER 31, 2011	163,562,149	$1.6	$19.6	$2,646.6	$—	$(773.2)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2011	2010	2009
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$281.4	$226.6	$198.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2.8	8.7	35.1
Depreciation and amortization	83.7	76.8	76.7
Amortization of debt issuance costs and accretion of debt discounts	4.3	3.5	3.2
Stock-based compensation expense	18.4	15.9	13.5
Franchise rights impairment	—	—	1.5
Non-cash impairment charges	2.2	3.7	3.4
Write-off of deferred debt issuance costs	0.4	3.5	—
Gain on senior note repurchases	—	—	(13.0)
Gain on corporate headquarters sale-leaseback	—	—	(16.1)
Net gain on asset sales and dispositions	(3.5)	(2.8)	(8.2)
Deferred income tax provision	31.1	12.8	59.2
Other	0.3	2.3	(2.8)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	(127.4)	(55.9)	(42.0)
Inventory	70.1	(448.6)	345.3
Other assets	(23.6)	28.6	6.1
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(17.6)	352.6	(320.0)
Accounts payable	38.4	11.8	17.8
Other liabilities	14.9	7.0	(17.1)
Net cash provided by continuing operations	375.9	246.5	340.6
Net cash provided by discontinued operations	0.5	5.3	28.7
Net cash provided by operating activities	376.4	251.8	369.3
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(149.1)	(150.4)	(75.0)
Property operating lease buy-outs	(13.8)	(11.4)	(0.4)
Proceeds from the sale of property and equipment	3.0	5.4	11.1
Proceeds from the disposal of assets held for sale	10.9	12.4	3.2
Insurance recoveries on property and equipment	0.1	1.8	3.4
Cash used in business acquisitions, net of cash acquired	(64.2)	(73.1)	(0.2)
Net change in restricted cash	—	—	0.1
Proceeds from the sales of restricted investments	—	1.3	5.1
Cash received from business divestitures, net of cash relinquished	4.9	13.0	65.9
Other	2.0	1.0	0.7
Net cash provided by (used in) continuing operations	(206.2)	(200.0)	13.9
Net cash provided by (used in) discontinued operations	—	(0.2)	0.1
Net cash provided by (used in) investing activities	(206.2)	(200.2)	14.0

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2011	2010	2009
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(579.8)	(524.4)	(136.1)
Proceeds from 6.75% Senior Unsecured Notes due 2018	—	394.0	—
Proceeds from term loan facility	500.0	—	—
Payment of term loan facility	(533.4)	(66.6)	—
Payment of Floating Rate Senior Unsecured Notes due 2013	—	(146.1)	—
Payment of 7% Senior Unsecured Notes due 2014	—	(117.9)	—
Repurchase of Floating Rate Senior Unsecured Notes due 2013	—	—	(40.9)
Repurchase of 7% Senior Unsecured Notes due 2014	—	—	(33.5)
Proceeds from revolving credit facilities	940.0	305.0	—
Payment of revolving credit facilities	(625.0)	(125.0)	—
Payment of debt issuance costs	(13.0)	(11.9)	—
Net proceeds from (payments of) vehicle floorplan payable - non-trade	40.1	117.0	(100.9)
Payments of mortgage facilities	(7.7)	(7.3)	(6.9)
Payments of capital leases	(0.7)	(0.3)	(0.6)
Proceeds from the exercise of stock options	78.0	49.9	24.8
Excess tax benefit from stock-based awards	22.8	7.7	4.2
Net cash used in continuing operations	(178.7)	(125.9)	(289.9)
Net cash used in discontinued operations	—	(4.1)	(30.0)
Net cash used in financing activities	(178.7)	(130.0)	(319.9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8.5)	(78.4)	63.4
CASH AND CASH EQUIVALENTS at beginning of period	95.1	173.5	110.1
CASH AND CASH EQUIVALENTS at end of period	$86.6	$95.1	$173.5

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2011, we owned and operated 258 new vehicle franchises from 215 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), including the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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
Use of Estimates
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
Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Additionally, we receive floorplan interest assistance from certain manufacturers. This assistance is reflected as a reduction to the inventory cost and as a reduction to cost of sales as the vehicles are sold. At December 31, 2011 and 2010, inventory cost had been reduced by $11.8 million for interest assistance received from manufacturers. Parts, accessories, and other inventory are valued at the lower of acquisition cost (first-in, first-out) or market. See Note 3 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Expenses (Income), Net in the Consolidated Income Statements. See Note 4 of the Notes to Consolidated Financial Statements for detailed information about our property and equipment.
Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and capitalized lease assets are amortized over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

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
We recorded $0.6 million during 2010 of non-cash impairment charges related to our property and equipment held and used in continuing operations to reduce the carrying value of these assets to fair market value. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Income Statements, of which $0.4 million was reflected as a component of Import Segment Income and $0.2 million was reflected as a component of Domestic Segment Income of our segment information.
When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $70.1 million at December 31, 2011, and $62.5 million at December 31, 2010, included in continuing operations. We recorded $1.1 million during 2011 and $2.5 million during 2010 of non-cash impairment charges related to our continuing operations assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. We also recorded $1.1 million during 2011 of non-cash impairment charges related to a valuation adjustment for the cumulative depreciation not recorded during the held for sale period for continuing operations assets that were reclassified from held for sale to held and used during 2011. The 2011 and 2010 charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Income Statements and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $49.5 million at December 31, 2011, and $53.8 million at December 31, 2010, included in discontinued operations. We recorded $0.5 million during 2011 and $3.4 million during 2010 of non-cash net impairment charges related to our discontinued operations assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Income Statements.
Goodwill and Other Intangible Assets, net
We account for acquisitions using the acquisition method of accounting. Goodwill consists of the cost of acquired businesses in excess of the fair value of the net assets acquired. Additionally, other intangible assets are separately

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of our intent to do so.
Our principal identifiable intangible assets are rights under franchise agreements with vehicle manufacturers. We generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost. The contractual terms of our franchise agreements provide for various durations, ranging from one year to no expiration date, and in certain cases, manufacturers have undertaken to renew such franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. However, in general, the states in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult, outside of bankruptcy, for a manufacturer to terminate or not renew a franchise under these franchise laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer outside of bankruptcy. Accordingly, we believe that our franchise agreements will contribute to cash flows for the foreseeable future and have indefinite lives. Other intangible assets are amortized using a straight-line method over their useful lives, generally ranging from three to twenty-nine years.
Goodwill and franchise rights assets are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2011 and 2010, and no impairment charges resulted from the required impairment tests.
We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2009, and no goodwill impairment charges resulted from the required impairment test. We recorded $1.5 million ($0.9 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement as a result of the annual franchise rights impairment test during 2009. This non-cash charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value.
See Note 5 of the Notes to Consolidated Financial Statements for more information about our goodwill and other intangible assets.
Other Current Assets
Other current assets consist of various items, including, among other items, property and equipment held for sale in continuing operations and discontinued operations, current deferred tax assets, prepaid expenses, and the current portions of notes receivable and debt issuance costs.
Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, deferred tax assets, and the long-term portions of notes receivable and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense in the accompanying Consolidated Income Statements using the effective interest method through maturity.
Other Current Liabilities
Other current liabilities consist of various items payable within one year including, among other items, accruals for payroll and benefits, sales taxes, deferred revenue, the current portions of finance and insurance chargeback liabilities and self-insurance reserves, accrued expenses, and customer deposits.
Other Liabilities
Other liabilities consist of various items payable beyond one year including, among other items, the long-term portions of finance and insurance chargeback liabilities, self-insurance reserves, and deferred compensation obligations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Employee Savings Plans
We offer a 401(k) plan to all of our employees and in 2011 provided a matching contribution of $2.1 million to certain employees that participated in the plan. No matching contributions were made in 2010 and 2009. Prior to January 1, 2011, participants became fully vested in the employer match immediately upon contribution. Effective January 1, 2011, employer matching contributions are subject to a three year graded vesting period for employees hired subsequent to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain employees and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $0.6 million for 2011. No matching contributions were made in 2010 and 2009. We may also make discretionary contributions. Matching contributions vest over two years from the effective date of the employer’s matching contribution, and discretionary contributions vest three years after the effective date of the discretionary contribution. Certain participants in the Plan are not eligible for matching contributions to our 401(k) plan. The balances due to participants in the Plan were $34.1 million as of December 31, 2011, and $28.8 million as of December 31, 2010, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
Stock-Based Compensation
Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Stock option awards granted subsequent to 2008 are annual awards granted in four equal increments over the year, which in 2011 were granted on each of March 1, June 1, September 1, and December 1, 2011, and have a term of 10 years from the first date of grant (i.e., all options granted in 2011 will expire on March 1, 2021) and vest in equal installments over four years commencing on June 1 of the year following the grant date (e.g., 25% of each option grant made in 2011 will vest on June 1, 2012). Stock options granted to non-employee directors in 2011 and prior years have a term of 10 years from the date of grant and vest immediately upon grant.
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
See Note 10 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

vehicle has been delivered, and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts sold, and (iii) insurance and other products sold.
We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements, which are recognized as earned. Certain commissions earned from the sales of finance, insurance, and other protection products are subject to chargeback should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $46.2 million at December 31, 2011, and $42.5 million at December 31, 2010. See Note 19 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
Insurance
Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. See Note 6 of the Notes to Consolidated Financial Statements for more information on our self-insurance reserves.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $130.2 million in 2011, $126.2 million in 2010, and $116.0 million in 2009, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Income Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $28.2 million in 2011, $24.4 million in 2010, and $14.6 million in 2009.
All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
Parts and Service Internal Profit
Our parts and service departments provide reconditioning repair work for used vehicles acquired by our used vehicle departments and minor preparatory work for new vehicles acquired by our new vehicle departments. The parts and service departments charge the new and used vehicle departments as if they were third parties in order to account for total activity performed by that department. Revenues and costs of sales associated with the internal work performed by our parts and service departments are reflected in our parts and service results in our consolidated statements of income. New and used vehicle revenues and costs of sales are reduced by the amount of the intracompany charge. As a result, the revenues and costs of sales associated with the internal work performed by our parts and service departments are eliminated in consolidation. We also maintain a reserve for internal profit on vehicles that have not been sold.
Income Taxes
We file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. See Note 11 of the Notes to Consolidated Financial Statements for more detailed information related to income taxes.
Taxes Assessed by Governmental Authorities
Taxes assessed by governmental authorities that are directly imposed on revenue transactions are excluded from revenue in our Consolidated Financial Statements.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of stock options. See Note 12 of the Notes to Consolidated Financial Statements for more information on the computation of earnings (loss) per share.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Multiemployer Pension Plan Disclosures
In September 2011, the FASB issued an accounting standard update that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer's involvement in multiemployer pension plans and are effective for annual periods ending after December 15, 2011. Five of our 215 stores participate in multiemployer pension plans. We adopted this standard effective December 31, 2011, and have included the required disclosures in Note 21 of the Notes to Consolidated Financial Statements.
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

2. RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2011	2010
Trade receivables	$94.3	$89.8
Manufacturer receivables	138.4	127.8
Other	41.4	37.5
	274.1	255.1
Less: Allowances	(3.0)	(3.7)
	271.1	251.4
Contracts-in-transit and vehicle receivables	306.1	210.6
Income tax refundable (See Note 11)	10.2	—
Receivables, net	$587.4	$462.0

Contracts-in-transit and vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory at December 31 are as follows:

	2011	2010
New vehicles	$1,397.1	$1,479.6
Used vehicles	286.3	271.8
Parts, accessories, and other	125.8	115.6
	$1,809.2	$1,867.0

The components of vehicle floorplan payables at December 31 are as follows:

	2011	2010
Vehicle floorplan payable - trade	$1,362.3	$1,379.9
Vehicle floorplan payable - non-trade	536.5	486.5
	$1,898.8	$1,866.4

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
Our vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.4% during 2011 and 2.6% during 2010. At December 31, 2011, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $260.0 million, of which $112.7 million had been borrowed. The remaining borrowing capacity of $147.3 million was limited to $75.4 million based on the eligible used vehicle inventory that could have been pledged as collateral. At December 31, 2011, the aggregate capacity under all of our floorplan credit facilities to finance vehicles was approximately $2.8 billion, of which $1.9 billion had been borrowed.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2011	2010
Land	$867.1	$837.7
Buildings and improvements	1,321.8	1,210.3
Furniture, fixtures, and equipment	518.6	479.6
	2,707.5	2,527.6
Less: accumulated depreciation and amortization	(756.8)	(689.6)
Property and equipment, net	$1,950.7	$1,838.0

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consist of the following:

	2011	2010
Goodwill	$1,172.2	$1,142.4
Franchise rights - indefinite-lived	$212.6	$199.1
Other intangible assets	8.4	5.6
	221.0	204.7
Less: accumulated amortization	(3.2)	(2.7)
Intangible assets, net	$217.8	$202.0

Goodwill
Goodwill is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We completed our annual impairment tests as of April 30, 2011, 2010, and 2009, and no goodwill impairment charges resulted from the required goodwill impairment tests.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.
Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2010 (1)	$156.0	$497.8	$469.3	$—	$1,123.1
Acquisitions and other adjustments	0.4	18.9	—	—	19.3
Goodwill at December 31, 2010 (1)	156.4	516.7	469.3	—	1,142.4
Acquisitions and other adjustments	—	14.9	14.9	—	29.8
Goodwill at December 31, 2011 (1)	$156.4	$531.6	$484.2	$—	$1,172.2

(1)
Net of accumulated impairment losses of $1.47 billion ($1.25 billion after-tax) associated with our single reporting unit and $140.0 million ($119.0 million after-tax) associated with our Domestic reporting unit, both of which were recorded during the year ended December 31, 2008.

Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. The impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. We completed our annual impairment tests as of April 30, 2011 and 2010, and no franchise rights impairment charges resulted from the required impairment test.
As of December 31, 2011, we had $212.6 million of franchise rights recorded on our Consolidated Balance Sheet, of which $5.3 million was related to Domestic stores, $67.6 million was related to Import stores, and $139.7 million was related to Premium Luxury stores.
We completed our annual impairment tests as of April 30, 2009, and we recorded $1.5 million ($0.9 million after-tax) of non-cash impairment charges related to rights under an Import store’s franchise agreement. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. The decline in the fair value of rights under this store’s franchise agreement reflects the underperformance relative to expectations of this store since our acquisition of it, as well as our expectations for the store’s future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. This non-cash impairment charge is classified as Franchise Rights Impairment in the accompanying Consolidated Income Statements.

6. INSURANCE
At December 31, 2011 and 2010, current insurance reserves were included in Other Current Liabilities in the Consolidated Balance Sheets and long-term insurance reserves were included in Other Liabilities in the Consolidated Balance Sheets as follows:

	2011	2010
Insurance reserves - current portion	$23.6	$27.8
Insurance reserves - long-term portion	34.6	36.2
Total insurance reserves	$58.2	$64.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. LONG-TERM DEBT
Long-term debt at December 31 consisted of the following:

	2011	2010
7% Senior Notes due 2014	$14.7	$14.7
6.75% Senior Notes due 2018	395.0	394.4
Term loan facility due 2012	—	54.0
Term loan facility due 2014	—	479.4
Term loan facility due 2016	500.0	—
Revolving credit facility due 2012	—	16.1
Revolving credit facility due 2014	—	163.9
Revolving credit facility due 2016	495.0	—
Mortgage facility(1)	211.5	219.2
Capital leases due from 2012 to 2031	30.8	7.0
	1,647.0	1,348.7
Less: current maturities	(12.6)	(8.1)
Long-term debt, net of current maturities	$1,634.4	$1,340.6

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

At December 31, 2011, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2012	$12.6
2013	9.5
2014	42.6
2015	10.0
2016	1,005.4
Thereafter	566.9
$1,647.0

Debt Refinancing Transactions
In the second quarter of 2010, we (1) completed cash tender offers to purchase any and all of our then outstanding Floating Rate Senior Notes due 2013 and 7% Senior Notes due 2014 (these two series of notes are referred to as the “old notes”), pursuant to which we accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate amount of $264.0 million of old notes, (2) amended the indenture for the old notes to eliminate most of the restrictive covenants and certain events of default and to shorten the notice periods required to undertake an optional redemption, (3) issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018, and (4) amended and extended our then existing credit agreement. We expensed $19.6 million pre-tax in the second quarter of 2010, related to these transactions, including $3.5 million for the write-off of certain unamortized debt issuance costs associated with the old notes and the credit agreement as it existed prior to its amendment and extension.
On December 7, 2011, we entered into a new five-year unsecured credit agreement (referred to as our “credit agreement” or the “new credit agreement”) with a $500.0 million term loan facility and a $1.2 billion revolving credit

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

facility. The new credit agreement replaced our prior unsecured credit agreement (referred to as the “prior credit agreement”). The prior credit agreement was terminated concurrently with our entry into the new credit agreement, and the indebtedness outstanding under the prior credit agreement was paid off with proceeds from borrowings under the new credit agreement. The maturity date for the term loan and revolving credit facilities under the new credit agreement is December 7, 2016.
Our prior credit agreement provided for a $533.4 million term loan facility and a $638.6 million revolving credit facility. The term loan facility under the prior credit agreement was bifurcated into a $54.0 million tranche due July 18, 2012 and a $479.4 million tranche due July 18, 2014. The revolving credit facility under the prior credit agreement was bifurcated into a $57.0 million tranche due July 18, 2012 and a $581.6 million tranche due July 18, 2014.
With the new credit agreement, we increased our maximum leverage ratio to 3.75x, compared to 3.25x under the prior credit agreement, and our maximum capitalization ratio to 65.0%, compared to 60.0% under the prior credit agreement.
See “Senior Unsecured Notes and Credit Agreement” below for additional information regarding our credit agreement and “Restrictions and Covenants” for additional information regarding our financial covenants.
We expensed $2.2 million pre-tax in the fourth quarter of 2011, related to entering into the new credit agreement, including $0.4 million for the write-off of certain unamortized debt issuance costs associated with the prior credit agreement.
On February 1, 2012, we issued $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2012. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Senior Unsecured Notes and Credit Agreement
At December 31, 2011, we had outstanding $395.0 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
At December 31, 2011, we had outstanding $14.7 million of 7% Senior Notes due 2014. Interest on the 7% Senior Notes due 2014 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2014, and may be redeemed by us currently at 101.75% of principal and at 100% of principal on or after April 15, 2012.
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
As described above under “Debt Refinancing Transactions,” under our new credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the new credit agreement mature December 7, 2016. As of December 31, 2011, we had borrowings outstanding of $495.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at December 31, 2011, leaving an additional borrowing capacity under the revolving credit facility of $648.5 million at December 31, 2011.
Our term loan facility provides for various interest rates generally at LIBOR plus 1.75%. Our revolving credit facility provides for a commitment fee on undrawn amounts of 0.30% and various interest rates on borrowings generally at LIBOR plus 1.75%.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The credit spread charged for both our term loan facility and revolving credit facility is affected by our leverage ratio. For instance, an increase in our leverage ratio from greater than or equal to 2.0x but less than 3.25x to greater than or equal to 3.25x would result in a 25 basis point increase in the credit spread under both our term loan facility and revolving credit facility.
Our senior unsecured notes and borrowings under our credit agreement are guaranteed by substantially all of our subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, AutoNation, Inc. (the parent company) has no independent assets or operations, the guarantees of its subsidiaries are full and unconditional and joint and several, and any subsidiaries other than the guarantor subsidiaries are minor.
Other Debt
At December 31, 2011, we had $211.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At December 31, 2011, we had capital lease obligations of $30.8 million. See Note 8 of the Notes to Consolidated Financial Statements for more information related to capital lease obligations.
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
Restrictions and Covenants
Our credit agreement, the indentures for our 6.75% Senior Notes due 2018 and 5.5% Senior Notes due 2020, our vehicle floorplan facilities, and our mortgage facility contain numerous customary financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness or prepay existing indebtedness, to create liens or other encumbrances, to sell (or otherwise dispose of) assets, and to merge or consolidate with other entities.
Under our prior credit agreement we were, and under our new credit agreement we are, required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the new credit agreement, the maximum capitalization ratio is 65.0%, compared to 60.0% under the prior credit agreement, and the maximum leverage ratio is 3.75x, compared to 3.25x under the prior credit agreement. In calculating our leverage ratio, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million), and, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2011 plus $1.52 billion.
The indentures for our 6.75% Senior Notes due 2018 and 5.5% Senior Notes due 2020 contain certain limited covenants, including limitations on liens and sale and leaseback transactions. Our mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.
Under the terms of our new credit agreement, at December 31, 2011, our leverage ratio and capitalization ratio were as follows:

	December 31, 2011
	Requirement	Actual
Leverage ratio	< 3.75x	2.59x
Capitalization ratio	< 65.0%	50.9%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness.
In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under our new credit agreement described above would not be impacted should a downgrade in the senior unsecured debt credit ratings occur.

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
Expenses under real property, equipment, and software leases were $53.9 million in 2011, $55.4 million in 2010, and $66.6 million in 2009. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2011, are as follows:

Noncancelable Lease Commitments	Capital (1)	Operating(1) (2)
2012	$6.7	$47.1
2013	3.0	41.7
2014	19.9	38.4
2015	1.1	33.3
2016	1.0	32.2
Thereafter	12.0	264.2
Total minimum lease payments	$43.7	$456.9
Less: Amounts representing interest	(12.9)
	$30.8

(1)
Amounts for capital and operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2011, these charges totaled approximately $22 million.

(2)	Future minimum operating lease payments do not reflect future minimum sublease income of $7.1 million.

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2012 to 2034 are approximately $63 million at December 31, 2011. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2011, surety bonds, letters of credit, and cash deposits totaled $90.0 million, of which $56.5 million represented letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. In addition, we expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual employee health care costs that we fund, with the most significant increases commencing in 2014. Further, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. We do not have any material known environmental commitments or contingencies.

9. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2011	2010	2009
Shares repurchased	17.1	26.6	7.7
Aggregate purchase price	$583.4	$523.7	$135.7
Average purchase price per share	$34.14	$19.70	$17.74

In January 2012, our Board of Directors authorized an additional $250 million under our existing share repurchase program. From January 1, 2012 through February 8, 2012, we repurchased an additional 3.9 million shares for an aggregate purchase price of $134.8 million (average purchase price per share of $34.89). As of February 8, 2012, $265.0 million remained available for share repurchases under the program.
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
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

(In millions, except per share data)	2011	2010	2009
Shares issued	4.4	3.1	2.4
Proceeds from the exercise of stock options	$78.7	$49.9	$24.8
Average exercise price per share	$17.74	$16.25	$10.41

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation primarily to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	2011	2010	2009
Shares issued	163,892	188,740	194,716
Shares surrendered to AutoNation primarily to satisfy tax withholding obligations in connection with the vesting of restricted stock	59,452	36,614	18,648

10. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2008 Equity and Incentive Plan (“2008 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards to employees. A maximum of 12.0 million shares may be issued under the 2008 Plan, provided that no more than 2.0 million shares may be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. The exercise price of all stock options and stock appreciation rights granted under the 2008 Plan, is equal to or above the closing price of our common stock on the date such awards are granted, or if the date of grant is not a trading day, on the next trading day.
The AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”) provides for the grant of stock options to our non-employee directors. A maximum of 2.0 million shares may be issued under the Non-Employee Director Plan. The exercise price of all stock options granted in 2011 under the Non-Employee Director Plan is equal to the closing price of our common stock on the date such awards are granted.
In 2011, the Executive Compensation Subcommittee of the Compensation Committee of our Board of Directors (the “Subcommittee”) approved an annual grant of 1.0 million employee stock options for 2011. One-fourth of each employee stock option award that was approved in 2011 was granted on each of March 1, June 1, September 1, and December 1, 2011. Additionally, each of our non-employee directors received an automatic grant of an option to purchase 5,000 shares of our common stock on each of March 1, June 1, September 1, and December 1, 2011. The options granted in 2011 have an exercise price equal to the closing price per share on the grant date ($32.50 on March 1, $34.51 on June 1, $40.37 on September 1, and $35.99 on December 1, 2011). In 2011, the Subcommittee also approved a total of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 1, 2011.
On February 1, 2012, our Board of Directors approved an amendment to the Non-Employee Director Plan. Prior to the adoption of the amendment, each option granted under the Non-Employee Director Plan was immediately exercisable and expired on the tenth anniversary of the option grant date. The amendment provides that, after February 1, 2012, (1) each option granted under the Non-Employee Director Plan shall vest and become exercisable with respect to 25% of the total number of shares underlying the option on June 1 of the year following the year in which the option is granted (the “initial vesting date”) and with respect to an additional 25% on each of the next three succeeding anniversaries of the initial vesting date, (2) except as set forth in (3) below, in the event an optionee ceases to be a non-employee director, then any options held by such non-employee director shall become immediately vested and exercisable until the earlier of (a) 30 days following the date the optionee ceases to be a non-employee director and (b) the expiration of the options, (3) in the event an optionee ceases to be a non-employee director because of retirement, death, or permanent and total disability (each as defined in the Non-Employee Director Plan), then any options held by such non-employee director shall become immediately vested and exercisable until the earlier of (x) the third anniversary of the date of such retirement, death, or permanent and total disability and (y) the expiration of the options, and (4) each option granted thereunder shall expire on the tenth anniversary of the first grant date in the year in which the option was granted.
No additional options may be issued under our other stock option plans (“Prior Plans”). Under our Prior Plans, stock options were granted with exercise prices equal to or above the closing price of our common stock on the trading day immediately prior to the date of grant.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Options
Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Employee stock options granted subsequent to 2008 have a term of 10 years from the first date of grant (i.e., all employee stock options granted in 2011 will expire on March 1, 2021) and vest in equal installments over four years commencing on June 1 of the year following the grant date (e.g., 25% of each option grant made in 2011 will vest on June 1, 2012). Stock options granted to non-employee directors in 2011 and prior years have a term of 10 years from the date of grant and vest immediately upon grant.
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
The following table summarizes the assumptions used relating to the valuation of our stock options during 2011, 2010, and 2009:

Grant Year
	2011	2010	2009
Risk-free interest rate	0.62% - 2.81%	1.18% - 3.24%	1.64% - 3.36%
Expected dividend yield	—	—	—
Expected term	4 -7 years	4 -7 years	4 - 7 years
Expected volatility	39% - 50%	40% - 49%	42% - 52%

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes stock option activity during 2011:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	10.1	$17.92
Granted (1)	1.2	$35.84
Exercised	(4.4)	$17.74
Forfeited	(0.1)	$20.23
Expired	—	$—
Options outstanding as of December 31	6.8	$21.03	6.5	$108.7
Options exercisable at December 31	4.2	$18.91	5.4	$75.7
Options exercisable at December 31 and expected to vest thereafter	6.7	$20.94	6.4	$108.2
Options available for future grants at December 31	8.1

(1)	The options granted during 2011, are related to our employee and non-employee director quarterly stock option award grants in March, June, September, and December 2011.
The weighted average grant-date fair value of stock options granted and total intrinsic value of stock options exercised are summarized in the following table:

(In millions, except per option data)	2011	2010	2009
Weighted average grant-date fair value of stock options granted	$15.69	$9.57	$7.30
Total intrinsic value of stock options exercised	$81.0	$24.8	$19.5

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes information about vested and unvested restricted stock for 2011:

	Restricted Stock
	Shares (in millions)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	0.4	$13.78
Granted (2)	0.2	$32.50
Vested	(0.2)	$14.99
Forfeited	—	$—
Nonvested at December 31	0.4	$21.17

(2)	The restricted stock awards granted during 2011 are related to our employee annual restricted stock award grant in March 2011.
The weighted average grant-date fair value of restricted stock awards granted and total fair value of restricted stock awards vested are summarized in the following table:

(In millions, except per share data)	2011	2010	2009
Weighted average grant-date fair value of restricted stock awards granted	$32.50	$18.20	$9.97
Total fair value of restricted stock awards vested	$5.5	$2.2	$1.0
Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Income Statements and the total recognized tax benefit related thereto:

	2011	2010	2009
Stock options	$15.2	$14.0	$12.5
Restricted stock	3.2	1.9	1.0
Total stock-based compensation expense	$18.4	$15.9	$13.5

Tax benefit related to stock-based compensation expense	$7.0	$6.1	$5.1
As of December 31, 2011, there was $17.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $11.9 million relates to stock options and $5.3 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.8 years.
We realized tax benefits related to stock options exercised and/or vesting of restricted stock of $32.8 million in 2011, $10.1 million in 2010, and $7.7 million in 2009.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2011	2010	2009
Current:
Federal	$125.3	$115.4	$47.2
State	21.3	19.5	9.7
Federal and state deferred	31.3	13.2	73.3
Change in valuation allowance, net	(0.2)	(0.1)	—
Adjustments and settlements	(0.6)	(2.0)	(14.1)
Income tax provision	$177.1	$146.0	$116.1

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2011	%	2010	%	2009	%
Income tax provision at statutory rate	$161.4	35.0	$133.4	35.0	$122.2	35.0
Non-deductible expenses (income), net	1.1	0.2	1.5	0.4	(2.1)	(0.6)
State income taxes, net of federal benefit	16.7	3.6	13.9	3.6	12.0	3.4
	179.2	38.8	148.8	39.0	132.1	37.8
Change in valuation allowance, net	(0.2)	—	(0.1)	—	—	—
Adjustments and settlements	(0.6)	(0.2)	(2.0)	(0.5)	(14.1)	(4.0)
Other, net	(1.3)	(0.2)	(0.7)	(0.2)	(1.9)	(0.6)
Income tax provision	$177.1	38.4	$146.0	38.3	$116.1	33.2

Deferred income tax asset and liability components at December 31 are as follows:

	2011	2010
Deferred income tax assets:
Inventory	$11.3	$10.6
Receivable reserves	4.5	5.4
Warranty, chargeback, and self-insurance liabilities	38.2	38.3
Other accrued liabilities	35.8	47.6
Stock-based compensation	18.8	21.6
Loss carryforwards—federal and state	14.3	15.9
Other, net	18.0	16.7
	140.9	156.1
Valuation allowances	(6.5)	(7.4)
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(142.5)	(107.4)
Other, net	(9.4)	(4.8)
	(151.9)	(112.2)
Net deferred income tax assets (liabilities)	$(17.5)	$36.5

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We had $41.8 million of current deferred income tax assets, $3.0 million of non-current deferred income tax assets, and $62.3 million of non-current deferred income tax liabilities at December 31, 2011, and $60.0 million of current deferred income tax assets, $2.5 million of non-current deferred income tax assets, and $25.9 million of non-current deferred income tax liabilities at December 31, 2010. Current deferred income tax assets are classified as Other Current Assets, non-current deferred income tax assets are classified as Other Assets, and non-current deferred income tax liabilities are classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes refundable included in Receivables, net, totaled $10.2 million at December 31, 2011. Income taxes payable included in Other Current Liabilities totaled $10.7 million at December 31, 2010.
At December 31, 2011, we had $254.1 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $5.2 million of state tax credits, all of which result in a deferred tax asset of $14.2 million and expire from 2012 through 2032. At December 31, 2011, we had $6.5 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the acquisition method of accounting.
During 2011, we recognized net tax benefits of $1.3 million related to the adjustment and resolution of certain income tax matters.
During 2010, we recognized net tax benefits of $2.7 million related to the adjustment and resolution of certain income tax matters.
During 2009, we completed a restructuring of certain of our subsidiaries, a consequence of which was the elimination of a deferred tax liability of $12.7 million, which was reflected as a benefit in our tax provision for the three months ended December 31, 2009.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2007 to 2009 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Balance at January 1	$6.9	$2.5	$9.6
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.9	4.4	—
Reductions for tax positions of prior years	—	—	(6.8)
Reductions for expirations of statute of limitations	—	—	(0.3)
Settlements	(1.4)	—	—
Balance at December 31	$6.4	$6.9	$2.5

We had accumulated interest and penalties associated with these unrecognized tax benefits of $4.0 million at December 31, 2011, $3.7 million at December 31, 2010, and $3.1 million at December 31, 2009. We additionally had a deferred tax asset of $5.2 million at December 31, 2011, $4.8 million at December 31, 2010, and $2.0 million at December 31, 2009, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

asset was $5.2 million at December 31, 2011, $5.7 million at December 31, 2010, and $3.6 million at December 31, 2009, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Assets and Other Liabilities in the Consolidated Balance Sheets.
It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.3 million during each of 2011, 2010, and 2009 (each net of tax effect), of interest and no penalties as part of the provision for income taxes in the Consolidated Income Statements.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2012.

12. EARNINGS (LOSS) PER SHARE
The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share is as follows for the years ended December 31:

	2011	2010	2009
Weighted average common shares outstanding used to calculate basic earnings per share	144.8	156.9	176.5
Effect of dilutive stock-based awards	2.5	1.7	0.8
Weighted average common and common equivalent shares used to calculate diluted earnings per share	147.3	158.6	177.3

A summary of anti-dilutive options excluded from the computation of diluted earnings per share follows:

	2011	2010	2009
Anti-dilutive options excluded from the computation of diluted earnings per share	0.4	2.9	8.1

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
We received proceeds (net of cash relinquished) of $4.9 million during 2011, $13.0 million during 2010, and $65.9 million during 2009 related to discontinued operations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Selected income statement data for our discontinued operations is as follows:

	2011	2010	2009
Total revenue	$0.1	$40.5	$349.7

Pre-tax loss from discontinued operations(1)	$(3.0)	$(8.2)	$(15.6)
Pre-tax loss on disposal of discontinued operations	(1.6)	(4.6)	(35.8)
	(4.6)	(12.8)	(51.4)
Income tax benefit	(1.8)	(4.1)	(16.3)
Loss from discontinued operations, net of income taxes	$(2.8)	$(8.7)	$(35.1)

(1)
Pre-tax loss from discontinued operations includes estimated losses on real estate to be sold, operational losses for stores that have been classified as discontinued operations, and carrying costs for items such as maintenance, security, rent, and landscaping, among others, for real estate we have not yet sold related to stores that have been closed.

We had assets held for sale in discontinued operations of $51.7 million at December 31, 2011 and $56.5 million at December 31, 2010, primarily related to real estate we have not yet sold associated with stores that have been closed. Assets and liabilities of discontinued operations are reported in the "Corporate and other" category of our segment information in Note 20 below.

14. ACQUISITIONS
We acquired one automotive retail franchise and related assets during 2011, five in 2010, and one in 2009. We paid in cash $64.2 million in 2011, $73.1 million in 2010, and $0.2 million in 2009 for these automotive retail acquisitions. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition.
The acquisition that occurred during 2011 was not material to our financial condition or results of operations. Additionally, the pro forma consolidated income statements as if the results of this acquisition had been included in our consolidated results for the entire years ended December 31, 2011 and 2010, would not have been materially different from our reported consolidated income statements for these periods.

15. RELATED PARTY TRANSACTIONS
It is our policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third-party.
In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquire 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. ESL is also a party to both the Honda and Toyota Agreements. As of February 8, 2012, ESL beneficially owned approximately 51% of the outstanding shares of our common stock.
Under the terms of the Honda Agreement, Honda has agreed not to assert its right to purchase our Honda and Acura franchises and/or similar remedies under the manufacturer framework agreement between Honda and the Company in the event that ESL acquires 50% or more of our common stock. ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. In addition, we have agreed to ensure that a majority of our Board is independent of both the Company and ESL under existing New York Stock Exchange (“NYSE”) listing standards for so long as ESL owns more than 50% of our common stock. Furthermore, the Honda Agreement provides that Honda’s consent does not apply to a “going private” transaction under Rule 13e-3 of the Securities Exchange Act of 1934.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between Toyota and the Company in the event that ESL acquires 50% or more of our common stock. ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record, and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within certain specified time periods or its voting interest will be limited, as set forth in the Toyota Agreement. The Toyota Agreement will terminate in the event that ESL's ownership of our common stock falls to 40% or lower. In addition, the Toyota Agreement will terminate on December 31, 2012, with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions. The description of the Toyota Agreement set forth above reflects all amendments thereto, including the most recent extension and amendment dated as of November 29, 2011, which we filed with a Current Report on Form 8-K on November 30, 2011.
We have also entered into separate letter agreements with certain other manufacturers that eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. ESL is not a party to any of those agreements.
There were no other material transactions with related parties in the years ended December 31, 2011, 2010, or 2009.

16. CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities related to the increase in property acquired under capital leases of $24.2 million during 2011, and none during 2010 and 2009. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.
We made interest payments of $103.6 million in 2011, $86.6 million in 2010, and $80.5 million in 2009 including interest on vehicle inventory financing. We made income tax payments, net of income tax refunds, of $121.1 million in 2011, $84.2 million in 2010, and $46.1 million in 2009.

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
The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

•
Cash and cash equivalents, accounts receivable, other current assets, vehicle floorplan payable, accounts payable, other current liabilities, and variable rate debt: The amounts reported in the accompanying Consolidated Balance Sheets approximate fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

•
Fixed rate debt: Our fixed rate debt consists primarily of amounts outstanding under our senior unsecured notes and mortgages. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability and we estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments. A summary of the carrying values and fair values of our 7% Senior Notes due 2014, 6.75% Senior Notes due 2018, mortgage facility, and capital leases are as follows:

(in millions)	December 31, 2011	December 31, 2010
Carrying value	$652.0	$635.3
Fair value	$675.6	$644.1

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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2011 and 2010:

	2011		2010
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Long-lived assets held and used	$15.8	$(1.1)	$3.7	$(0.6)
Long-lived assets held for sale:
Continuing operations	$13.9	$(1.1)	$17.2	$(2.5)
Discontinued operations	10.9	(0.5)	32.6	(3.4)
Total long-lived assets held for sale	$24.8	$(1.6)	$49.8	$(5.9)

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill and Other Intangible Assets
During 2011 and 2010, no impairment charges were recorded for the carrying value of goodwill or franchise rights in accordance with accounting guidance for goodwill and other intangible assets. See Note 5 of the Notes to Consolidated Financial Statements for information on how fair value measurements are derived for our goodwill and franchise rights.
Long-lived Assets Held and Used in Continuing Operations
During 2011, long-lived assets held and used in continuing operations with a carrying amount of $16.9 million were written down to $15.8 million to reflect a valuation adjustment for the cumulative depreciation not recorded during the held for sale period for long-lived assets that were reclassified from held for sale to held and used during 2011. This adjustment resulted in a non-cash impairment charge of $1.1 million, which was included in Other Expenses (Income), Net in our Consolidated Income Statements and reflected as a component of Segment Income (Loss) in the "Corporate and other" category of our segment information.
During 2010, long-lived assets held and used in continuing operations with a carrying amount of $4.3 million were written down to their fair value of $3.7 million, resulting in a non-cash impairment charge of $0.6 million, which was included in Other Expenses (Income), Net in our Consolidated Income Statements, of which $0.4 million was reflected as a component of Import Segment Income and $0.2 million was reflected as a component of Domestic Segment Income of our segment information.
Long-lived Assets Held for Sale in Continuing Operations
During 2011, long-lived assets held for sale in continuing operations with a carrying amount of $14.4 million were written down to their fair value of $12.9 million, resulting in a non-cash impairment charge of $1.5 million. Additionally, an adjustment of $0.4 million was recorded to long-lived assets held for sale with a carrying amount of $0.6 million as a result of an increase in the asset group’s fair value. The adjustment was limited to the carrying amount of $1.0 million at the time the long-lived asset group was initially classified as held for sale.
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
The 2011 and 2010 non-cash impairment charges related to assets held for sale in continuing operations were included in Other Expenses (Income), Net in our Consolidated Income Statements and as a component of Segment Income (Loss) in the “Corporate and other” category of our segment information.
Long-lived Assets Held for Sale in Discontinued Operations

During 2011, long-lived assets held for sale in discontinued operations with a carrying amount of $11.4 million were written down to their fair value of $10.9 million, resulting in a non-cash impairment charge of $0.5 million.
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
The 2011 and 2010 non-cash impairment charges related to assets held for sale in discontinued operations were included in Loss from Discontinued Operations in our Consolidated Income Statements.
As of December 31, 2011, we had assets held for sale of $70.1 million in continuing operations and $49.5 million in discontinued operations. As of December 31, 2010, we had assets held for sale of $62.5 million in continuing operations and $53.8 million in discontinued operations.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The fair value measurements for our long-lived assets were based on Level 3 inputs, which considered information obtained from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets.

18. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $138.4 million at December 31, 2011, and $127.8 million at December 31, 2010. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Ford, Toyota, Nissan, General Motors, Honda, Mercedes-Benz, BMW, and Chrysler. Our business could be materially adversely impacted by another bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2011, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	2011	2010	2009
Balance - January 1	$42.5	$48.7	$61.0
Add: Provisions	39.9	29.6	28.1
Deduct: Chargebacks	(36.2)	(35.8)	(40.4)
Balance - December 31	$46.2	$42.5	$48.7

20. SEGMENT INFORMATION
At December 31, 2011, 2010, and 2009, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

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
Reportable segment revenues, segment income (loss), floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Revenues:
Domestic	$4,655.4	$4,111.3	$3,380.5
Import	5,121.0	4,708.4	4,103.8
Premium Luxury	3,908.7	3,509.0	3,073.1
Corporate and other	147.2	132.3	108.6
Total revenues	$13,832.3	$12,461.0	$10,666.0

	Years Ended December 31,
	2011	2010	2009
Segment income (loss)*:
Domestic	$180.0	$152.7	$101.4
Import	240.3	199.5	175.4
Premium Luxury	230.9	208.4	175.5
Corporate and other	(121.9)	(106.5)	(80.0)
Total segment income	529.3	454.1	372.3
Other interest expense	(66.0)	(56.1)	(42.6)
Loss on debt extinguishment	(2.2)	(19.6)	—
Gain on senior note repurchases	—	—	13.0
Interest income	0.7	1.4	1.1
Other gains (losses), net	(0.5)	1.5	5.4
Income from continuing operations before income taxes	$461.3	$381.3	$349.2
*Segment income (loss) is defined as operating income less floorplan interest expense.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2011	2010	2009
Floorplan interest expense:
Domestic	$20.4	$19.3	$15.4
Import	11.6	12.9	10.1
Premium Luxury	9.3	9.0	9.3
Corporate and other	1.4	1.3	0.9
Total floorplan interest expense	$42.7	$42.5	$35.7

	Years Ended December 31,
	2011	2010	2009
Depreciation and amortization:
Domestic	$20.7	$20.3	$21.0
Import	23.4	20.0	19.6
Premium Luxury	22.4	17.8	17.7
Corporate and other	17.2	18.7	18.4
Total depreciation and amortization	$83.7	$76.8	$76.7

	Years Ended December 31,
	2011	2010	2009
Assets:
Domestic	$1,557.7	$1,447.7	$1,227.4
Import	1,526.1	1,522.6	1,239.2
Premium Luxury	1,239.3	1,176.0	1,023.9
Corporate and other:
Goodwill	1,172.2	1,142.1	1,122.8
Franchise rights	212.6	199.1	173.4
Other Corporate and other assets	490.9	486.7	620.6
Total assets	$6,198.8	$5,974.2	$5,407.3

	Years Ended December 31,
	2011	2010	2009
Capital expenditures:
Domestic	$31.7	$23.2	$10.6
Import	61.2	44.9	11.7
Premium Luxury	54.9	74.1	45.0
Corporate and other	10.3	19.6	8.1
Total capital expenditures	$158.1	$161.8	$75.4

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

21. MULTIEMPLOYER PENSION PLANS
Five of our 215 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be assumed by the remaining participating employers.

c.	If we choose to stop participating in a multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
One of the multiemployer pension plans in which we participate is designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in this plan for the year ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2011 and 2010 is for the plan's year end at December 31, 2010, and December 31, 2009, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. A rehabilitation plan has been implemented for this plan. There have been no significant changes that affect the comparability of 2011, 2010, and 2009 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2011	2010	2011	2010	2009	Surcharge Imposed
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$0.5	$0.5	$0.5	No	(1)
Other funds				0.2	0.2	0.2
Total contributions				$0.7	$0.7	$0.7

(1)
We are party to two collective-bargaining agreements that require contributions to the Automotive Industries Pension Plan. One expired May 31, 2011, and one expired June 30, 2011, and both are currently extended during collective bargaining for new agreements.

In the event that we decide to cease participating in this plan, we could be assessed a withdrawal liability. We currently do not have any plans that would trigger the withdrawal liability under this multiemployer pension plan.

AUTONATION, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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
The following is an analysis of certain items in the Consolidated Income Statements by quarter for 2011 and 2010.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2011	$3,311.1	$3,336.3	$3,506.5	$3,678.4
	2010	$2,836.6	$3,104.3	$3,273.9	$3,246.2

Gross profit(1)	2011	$566.2	$583.4	$575.2	$579.2
	2010	$508.4	$529.2	$545.4	$544.5

Operating income(1)	2011	$140.0	$144.4	$144.1	$143.5
	2010	$115.1	$126.0	$120.9	$134.6

Income from continuing operations(1)	2011	$70.3	$73.3	$70.7	$69.9
	2010	$58.8	$50.0	$58.5	$68.0

Net income(1)	2011	$69.4	$71.9	$70.7	$69.4
	2010	$55.2	$47.2	$56.9	$67.3

Basic earnings per share from continuing operations(1) (2)	2011	$0.47	$0.50	$0.49	$0.50
	2010	$0.34	$0.31	$0.40	$0.46

Diluted earnings per share from continuing operations(1) (2)	2011	$0.46	$0.49	$0.48	$0.50
	2010	$0.34	$0.31	$0.39	$0.45

(1)
During 2010 and 2011, we achieved certain manufacturer incentive program goals. As a result, we were able to recognize certain performance-based manufacturer incentives, primarily related to premium luxury vehicles previously sold. During 2010, the recognition of these incentives favorably impacted new vehicle gross profit by $13.1 million in the fourth quarter of 2010. During 2011, the recognition of these incentives favorably impacted new vehicle gross profit by $4.6 million in the first quarter of 2011, $1.4 million in the second quarter of 2011, and $2.0 million in the fourth quarter of 2011.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 156 of our 215 stores as of December 31, 2011.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.

ITEM 9B.   OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the heading “Executive Officers of AutoNation” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.
We have adopted a Code of Business Ethics applicable to all employees. In addition, we have adopted a Code of Ethics for Senior Officers applicable to our principal executive officer, principal financial officer, principal accounting officer, and other senior officers and a Code of Ethics for Directors applicable to our directors. These codes are available on our Investor Relations website at investors.autonation.com. In the event that we amend or waive any of the provisions of the Code of Ethics for Senior Officers that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website.
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

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
February 13, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Chairman of the Board and Chief	February 13, 2012
Michael J. Jackson	Executive Officer (Principal Executive Officer)

/S/ MICHAEL J. SHORT	Executive Vice President and Chief	February 13, 2012
Michael J. Short	Financial Officer (Principal Financial Officer)

/S/ MICHAEL J. STEPHAN	Vice President – Corporate	February 13, 2012
Michael J. Stephan	Controller (Principal Accounting Officer)

/S/ ROBERT J. BROWN	Director	February 13, 2012
Robert J. Brown

/S/ RICK L. BURDICK	Director	February 13, 2012
Rick L. Burdick

/S/ WILLIAM C. CROWLEY	Director	February 13, 2012
William C. Crowley

/S/ DAVID B. EDELSON	Director	February 13, 2012
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 13, 2012
Robert R. Grusky

/S/ MICHAEL LARSON	Director	February 13, 2012
Michael Larson

/S/ MICHAEL E. MAROONE	Director	February 13, 2012
Michael E. Maroone

/S/ CARLOS A. MIGOYA	Director	February 13, 2012
Carlos A. Migoya

/S/ ALISON H. ROSENTHAL	Director	February 13, 2012
Alison H. Rosenthal

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	2/3/11
4.1	Indenture, dated April 12, 2006 (the “2006 Indenture”), relating to the issuance of $300.0 million aggregate principal amount of floating rate senior unsecured notes due 2013 and $300.0 million aggregate principal amount of 7% senior unsecured notes due 2014.	8-K	001-13107	4.1	4/28/06
4.2	Supplemental Indenture, dated August 17, 2006, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	S-4	333-136949	4.7	8/29/06
4.3	Supplemental Indenture, dated January 24, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.9	2/28/08
4.4	Supplemental Indenture, dated March 19, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.10	2/28/08
4.5	Supplemental Indenture, dated October 18, 2007, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.11	2/28/08
4.6	Supplemental Indenture, dated March 11, 2008, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.2	4/25/08
4.7	Supplemental Indenture, dated August 12, 2008, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.1	11/7/08
4.8	Supplemental Indenture, dated February 6, 2009, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-Q	001-13107	4.1	4/24/09
4.9	Supplemental Indenture, dated February 8, 2010, amending the 2006 Indenture to update the list of the Company’s subsidiaries as guarantors thereunder.	10-K	001-13107	4.9	2/17/10
4.10	Supplemental Indenture, dated April 14, 2010, amending the 2006 Indenture to eliminate substantially all of the restrictive covenants and certain events of default and shorten the notice periods required to undertake an optional redemption.	8-K	001-13107	4.3	4/15/10
4.11	Form of floating rate senior unsecured notes due 2013 (included in Exhibit 4.1).	8-K	001-13107	4.1	4/28/06
4.12	Form of 7% senior unsecured notes due 2014 (included in Exhibit 4.1).	8-K	001-13107	4.1	4/28/06
4.13	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.14	Supplemental Indenture to 2010 Indenture, dated April 14, 2010, relating to the Company’s 6.75% Senior Notes due 2018.	8-K	001-13107	4.2	4/15/10
4.15	Form of 6.75% Senior Notes due 2018 (included in Exhibit 4.14).	8-K	001-13107	4.2	4/15/10

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date
4.16	Supplemental Indenture to 2010 Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	8-K	001-13107	4.2	2/1/12
4.17	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.16).	8-K	001-13107	4.2	2/1/12
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-170737	10.1	11/19/10
10.7	Employment Agreement dated July 20, 2010, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer.	10-Q	001-13107	10.4	7/22/10
10.8	Employment Agreement dated July 20, 2010, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.	10-Q	001-13107	10.5	7/22/10
10.9	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.10	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.11	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.12	Form of Waiver, executed by each of the Company’s non-employee directors.	10-Q	001-13107	10.1	7/27/11
10.13	AutoNation, Inc. Senior Executive Incentive Bonus Plan (approved by the Company's stockholders in 2007).	10-K	001-13107	10.18	2/28/07
10.14	AutoNation, Inc. Senior Executive Incentive Bonus Plan (approved by the Company's Board of Directors on February 1, 2012, subject to stockholder approval).	8-K	001-13107	10.1	2/2/12
10.15	AutoNation, Inc. 2008 Employee Equity and Incentive Plan.	10-Q	001-13107	10.1	4/25/08
10.16	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock options plans other than the 2008 Employee Equity and Incentive Plan.	10-K	001-13107	10.12	2/24/05
10.17	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.16	2/17/09

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date
10.18	Form of Restricted Stock Agreement under the 2008 Employee Equity Incentive and Incentive Plan (for 2008 grants).	10-K	001-13107	10.17	2/17/09
10.19	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.4	4/24/09
10.20	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.5	4/24/09
10.21	Separation Agreement, dated as of November 11, 2011, by and between AutoNation, Inc. and Kevin P. Westfall.	8-K	001-13107	10.1	11/14/11
10.22*	Employment Letter dated October 5, 2011, between AutoNation, Inc. and David L. Koehler, Senior Vice President, Sales.
10.23*	Employment Letter dated January 3, 2012, between AutoNation, Inc. and Alan J. McLaren, Senior Vice President, Customer Care.
10.24	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.25	Toyota Agreement, dated January 28, 2009 (the “Toyota Agreement”), among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.2	1/29/09
10.26	ESL Agreement, dated January 28, 2009, between AutoNation, Inc. and ESL Investments, Inc. (on behalf of itself and certain investment affiliates of ESL Investments, Inc.)	8-K	001-13107	10.3	1/29/09
10.27	Extension Agreement, dated November 23, 2009, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.2	11/24/09
10.28	Amendment, dated April 23, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc., amending the Toyota Agreement.	10-Q	001-13107	10.4	4/23/10
10.29	Second Extension Agreement, dated December 16, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.4	12/17/10
10.30	Extension and Amendment Agreement, dated as of November 29, 2011, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.5	11/30/11
10.31	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10
10.32	Fourth Amendment, dated as of April 14, 2010, to the Company’s Credit Agreement, dated as of July 14, 2005 (the “Prior Credit Agreement”), amending and restating the Company’s Prior Credit Agreement.	10-Q	001-13107	10.1	7/22/10
10.33	Credit Agreement, dated as of December 7, 2011, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	12/8/11

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Exhibits 10.1 through 10.23 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.