Form 10-Q
period 2012-03-31
AUTONATION, INC.
filed 2012-04-25
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of April 24, 2012, the registrant had 122,170,592 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76.3	$86.6
Receivables, net	518.1	587.4
Inventory	1,984.6	1,809.2
Other current assets	202.8	193.0
Total Current Assets	2,781.8	2,676.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $773.9 million and $756.8 million, respectively	1,960.9	1,950.7
GOODWILL	1,172.2	1,172.2
OTHER INTANGIBLE ASSETS, NET	217.5	217.8
OTHER ASSETS	200.0	181.9
Total Assets	$6,332.4	$6,198.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,412.0	$1,362.3
Vehicle floorplan payable - non-trade	604.3	536.5
Accounts payable	217.2	202.4
Current maturities of long-term obligations	31.7	12.6
Other current liabilities	396.6	348.8
Total Current Liabilities	2,661.8	2,462.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,887.2	1,634.4
DEFERRED INCOME TAXES	65.5	62.3
OTHER LIABILITIES	149.8	144.9
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at March 31, 2012, and December 31, 2011, including shares held in treasury	1.6	1.6
Additional paid-in capital	20.7	19.6
Retained earnings	2,719.6	2,646.6
Treasury stock, at cost; 39,293,562 and 27,777,625 shares held, respectively	(1,173.8)	(773.2)
Total Shareholders’ Equity	1,568.1	1,894.6
Total Liabilities and Shareholders’ Equity	$6,332.4	$6,198.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenue:
New vehicle	$1,994.3	$1,785.1
Used vehicle	918.8	831.4
Parts and service	599.9	570.0
Finance and insurance, net	130.2	110.7
Other	13.8	13.9
TOTAL REVENUE	3,657.0	3,311.1
Cost of sales:
New vehicle	1,860.3	1,659.8
Used vehicle	837.7	753.3
Parts and service	349.7	325.5
Other	6.3	6.3
TOTAL COST OF SALES	3,054.0	2,744.9
Gross Profit:
New vehicle	134.0	125.3
Used vehicle	81.1	78.1
Parts and service	250.2	244.5
Finance and insurance	130.2	110.7
Other	7.5	7.6
TOTAL GROSS PROFIT	603.0	566.2
Selling, general, and administrative expenses	432.9	407.7
Depreciation and amortization	21.2	20.7
Other expenses (income), net	0.2	(2.2)
OPERATING INCOME	148.7	140.0
Non-operating income (expense) items:
Floorplan interest expense	(10.7)	(11.2)
Other interest expense	(20.5)	(16.3)
Interest income	0.1	0.3
Other income, net	2.0	1.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	119.6	114.5
Income tax provision	46.1	44.2
NET INCOME FROM CONTINUING OPERATIONS	73.5	70.3
Loss from discontinued operations, net of income taxes	(0.5)	(0.9)
NET INCOME	$73.0	$69.4
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.56	$0.47
Discontinued operations	$—	$(0.01)
Net income	$0.56	$0.47
Weighted average common shares outstanding	130.3	149.1
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.56	$0.46
Discontinued operations	$—	$(0.01)
Net income	$0.55	$0.46
Weighted average common shares outstanding	132.3	151.8
COMMON SHARES OUTSTANDING, net of treasury stock	124.3	148.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
December 31, 2011	163,562,149	$1.6	$19.6	$2,646.6	$(773.2)	$1,894.6
Net income	—	—	—	73.0	—	73.0
Repurchases of common stock	—	—	—	—	(405.7)	(405.7)
Stock-based compensation expense	—	—	5.8	—	—	5.8
Shares awarded under stock-based compensation plans, including excess income tax benefit of $0.1	—	—	(4.7)	—	5.1	0.4
March 31, 2012	163,562,149	$1.6	$20.7	$2,719.6	$(1,173.8)	$1,568.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2012	2011
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$73.0	$69.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.5	0.9
Depreciation and amortization	21.2	20.7
Amortization of debt issuance costs and discounts	1.3	1.1
Stock-based compensation expense	5.8	5.9
Deferred income tax provision	3.2	3.0
Net gain on asset sales and dispositions	(0.1)	(1.7)
Other	(1.9)	(2.2)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	68.8	36.0
Inventory	(175.4)	147.6
Other assets	(14.2)	(9.3)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	49.7	(181.2)
Accounts payable	16.8	47.6
Other liabilities	51.3	15.6
Net cash provided by continuing operations	100.0	153.4
Net cash provided by discontinued operations	0.1	0.1
Net cash provided by operating activities	100.1	153.5
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(36.3)	(24.7)
Proceeds from the sale of property and equipment	0.5	1.1
Proceeds from assets held for sale	10.7	—
Cash used in business acquisitions, net of cash acquired	—	(64.2)
Proceeds from the sale of restricted investments	0.4	—
Cash received from business divestitures, net of cash relinquished	—	1.2
Other	(0.1)	(2.0)
Net cash used in continuing operations	(24.8)	(88.6)
Net cash provided by discontinued operations	—	0.1
Net cash used in investing activities	(24.8)	(88.5)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2012	2011
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(400.5)	(58.9)
Proceeds from revolving credit facility	405.0	65.0
Payment of revolving credit facility	(500.0)	(80.0)
Proceeds from 5.5% Senior Notes due 2020	350.0	—
Payment of debt issuance costs	(6.0)	—
Net proceeds from (payments of) vehicle floorplan payable - non-trade	67.8	(43.1)
Payments of mortgage facilities	(2.0)	(1.9)
Payments of capital leases	(0.3)	(0.2)
Proceeds from the exercise of stock options	0.3	31.9
Excess tax benefit from stock-based awards	0.1	11.4
Net cash used in continuing operations	(85.6)	(75.8)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(85.6)	(75.8)
DECREASE IN CASH AND CASH EQUIVALENTS	(10.3)	(10.8)
CASH AND CASH EQUIVALENTS at beginning of period	86.6	95.1
CASH AND CASH EQUIVALENTS at end of period	$76.3	$84.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2012, we owned and operated 260 new vehicle franchises from 215 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), including the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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
Recent Accounting Pronouncements
Testing for Goodwill Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We test goodwill for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to simplify the assessment for goodwill impairment.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have an impact on our consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of our current presentation of comprehensive income. We did not have other comprehensive income for the three months ended March 31, 2012 or 2011.

Amendments to Fair Value Measurements
In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosures related to fair value measurements.

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31, 2012	December 31, 2011
Trade receivables	$93.8	$94.3
Manufacturer receivables	125.8	138.4
Other	29.3	41.4
	248.9	274.1
Less: Allowances	(2.8)	(3.0)
	246.1	271.1
Contracts-in-transit and vehicle receivables	272.0	306.1
Income tax refundable (see Note 6)	—	10.2
Receivables, net	$518.1	$587.4

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2012	December 31, 2011
New vehicles	$1,556.3	$1,397.1
Used vehicles	301.0	286.3
Parts, accessories, and other	127.3	125.8
	$1,984.6	$1,809.2

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of vehicle floorplan payable are as follows:

	March 31, 2012	December 31, 2011
Vehicle floorplan payable - trade	$1,412.0	$1,362.3
Vehicle floorplan payable - non-trade	604.3	536.5
	$2,016.3	$1,898.8

Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with the corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Vehicle floorplan payable - non-trade represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables. Changes in vehicle floorplan payable-trade are reported as operating cash flows and changes in vehicle floorplan payable-non-trade are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
Our inventory costs are generally reduced by manufacturer holdbacks, incentives, and floorplan assistance, while the related vehicle floorplan payables are reflective of the gross cost of the vehicle. The vehicle floorplan payables, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.
Floorplan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Our manufacturer agreements generally require that the manufacturer have the ability to draft against new vehicle floorplan facilities so the lender directly funds the manufacturer for the purchase of new vehicle inventory. Floorplan facilities are primarily collateralized by vehicle inventories and related receivables.
Our floorplan facilities utilize LIBOR-based interest rates, which averaged 2.2% for the three months ended March 31, 2012, and 2.5% for the three months ended March 31, 2011. At March 31, 2012, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $275.0 million, of which $107.8 million had been borrowed. The remaining borrowing capacity of $167.2 million was limited to $74.0 million based on the eligible used vehicle inventory that could have been pledged as collateral. At March 31, 2012, the aggregate capacity under all of our floorplan facilities to finance vehicles was approximately $2.9 billion, of which $2.0 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	March 31, 2012	December 31, 2011
Goodwill	$1,172.2	$1,172.2

Franchise rights - indefinite-lived	$212.6	$212.6
Other intangibles	8.4	8.4
	221.0	221.0
Less: accumulated amortization	(3.5)	(3.2)
Other intangible assets, net	$217.5	$217.8

Goodwill
Goodwill is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We are scheduled to complete our annual impairment test as of April 30, 2012.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually as of April 30 for impairment. We are scheduled to complete our annual impairment test as of April 30, 2012.

5.	LONG-TERM DEBT
Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
7% Senior Notes due 2014	$14.7	$14.7
6.75% Senior Notes due 2018	395.1	395.0
5.5% Senior Notes due 2020	350.0	—
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	400.0	495.0
Mortgage facility (1)	209.5	211.5
Capital leases due from 2012 to 2031	49.6	30.8
	1,918.9	1,647.0
Less: current maturities	(31.7)	(12.6)
Long-term debt, net of current maturities	$1,887.2	$1,634.4

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
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
At March 31, 2012, we had outstanding $395.1 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
At March 31, 2012, we had outstanding $14.7 million of 7% Senior Notes due 2014. On April 16, 2012, we redeemed all of our outstanding 7% Senior Notes due 2014 at 100% of principal, for which we paid $15.2 million (which included accrued and unpaid interest).
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of March 31, 2012, we had borrowings outstanding of $400.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at March 31, 2012, leaving an additional borrowing capacity under the revolving credit facility of $743.5 million at March 31, 2012. This borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $495.0 million as of March 31, 2012.
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
Other Debt
At March 31, 2012, we had $209.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At March 31, 2012, we had capital lease obligations of $49.6 million.
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
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the credit agreement, the maximum capitalization ratio is 65.0% and the maximum leverage ratio is 3.75x. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2011 plus $1.52 billion.
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
Under the terms of our credit agreement, at March 31, 2012, our leverage ratio and capitalization ratio were as follows:

	March 31, 2012
	Requirement	Actual
Leverage ratio	3.75x	2.98x
Capitalization ratio	65.0%	56.0%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness.
In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under our credit agreement described above would not be impacted should a downgrade in our senior unsecured debt credit ratings occur.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $31.4 million at March 31, 2012. Income taxes refundable included in Receivables, net totaled $10.2 million at December 31, 2011.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2007 to 2010 are under examination by U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2012	2011
Shares repurchased	11.7	1.8
Aggregate purchase price	$405.4	$58.8
Average purchase price per share	$34.72	$32.84

In March 2012, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of March 31, 2012, $244.4 million remained available under our stock repurchase authorization limit. From April 1, 2012 through April 24, 2012, we repurchased an additional 2.1 million shares for an aggregate purchase price of $70.8 million (average purchase price per share of $33.62) pursuant to a Rule 10b5-1 plan. As of April 24, 2012, $173.6 million remained available under our stock repurchase authorization limit.
A summary of shares of common stock issued in connection with the exercise of stock options follows (in actual number of shares and dollars):

	Three Months Ended
	March 31,
	2012	2011
Shares issued	16,489	1.9	million
Proceeds from exercise of stock options	$310,019	$31.9	million
Average exercise price per share	$18.80	$16.86

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended
	March 31,
	2012	2011
Shares issued	155,740	163,892
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	8,632	8,289

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	EARNINGS PER SHARE
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
The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2012	2011
Weighted average common shares outstanding used in calculating basic earnings per share	130.3	149.1
Effect of dilutive stock options	2.0	2.7
Weighted average common and common equivalent shares used in calculating diluted earnings per share	132.3	151.8

A summary of anti-dilutive options excluded from the computation of diluted earnings per share follows:

	Three Months Ended
	March 31,
	2012	2011
Anti-dilutive options excluded from the computation of diluted earnings per share	0.9	0.3

9.	ACQUISITIONS
We did not acquire any automotive retail franchises during the three months ended March 31, 2012. We acquired one automotive retail franchise and related assets during the three months ended March 31, 2011, for which we paid in cash $64.2 million.

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
Other Matters
AutoNation, acting through its subsidiaries, is the lessee under many real estate leases that provide for the use by our subsidiaries of their respective store premises. Pursuant to these leases, our subsidiaries generally agree to indemnify the lessor and other related parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, we enter into agreements with third parties in connection with the sale of assets or businesses in which we agree to indemnify the purchaser or related parties from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, we enter into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, our liability would be limited by the terms of the applicable agreement.
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2012 to 2034 are approximately $61 million at March 31, 2012. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2012. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2012, surety bonds, letters of credit, and cash deposits totaled $90.1 million, including $56.5 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
We received no proceeds related to discontinued operations during the three months ended March 31, 2012. We received $1.2 million in proceeds (net of cash relinquished) during the same period in 2011 related to discontinued operations.
We had assets held for sale in discontinued operations of $51.7 million at March 31, 2012, and December 31, 2011, primarily related to real estate we have not yet sold associated with stores that have been closed. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information.

12.	SEGMENT INFORMATION
At March 31, 2012 and 2011, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. As of March 31, 2012, we revised the basis of segmentation for our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation. We have five Audi franchises for which we reclassified revenue of $49.3 million and segment income of $3.5 million during the three months ended March 31, 2012, and revenue of $39.7 million and segment income of $2.5 million during the three months ended March 31, 2011.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
“Corporate and other” is comprised of our other businesses, including collision centers, a customer lead generation business, and an auction operation, each of which generates revenues, as well as unallocated corporate overhead expenses and retrospective commissions for certain financing and insurance transactions that we arrange under agreements with third parties.
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
Reportable segment revenues and segment income are as follows:

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Domestic	$1,229.1	$1,096.3
Import	1,366.6	1,257.6
Premium Luxury	1,022.2	918.1
Corporate and other	39.1	39.1
Total revenues	$3,657.0	$3,311.1

	Three Months Ended
	March 31,
	2012	2011
Segment income*:
Domestic	$49.7	$42.9
Import	61.9	55.0
Premium Luxury	58.8	57.7
Corporate and other	(32.4)	(26.8)
Total segment income	138.0	128.8
Other interest expense	(20.5)	(16.3)
Interest income	0.1	0.3
Other income, net	2.0	1.7
Income from continuing operations before income taxes	$119.6	$114.5
* Segment income is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
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
We had receivables from manufacturers or distributors of $125.8 million at March 31, 2012, and $138.4 million at December 31, 2011. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2012, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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
The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

•
Cash and cash equivalents, accounts receivable, other current assets, vehicle floorplan payable, accounts payable, other current liabilities, and variable rate debt: The amounts reported in the accompanying Unaudited Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

•
Fixed rate debt: Our fixed rate debt consists of amounts outstanding under our senior unsecured notes, mortgages, and capital leases. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1) and we estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of the aggregate carrying values and fair values of our senior unsecured notes, mortgage facility, and capital leases are as follows:

	March 31, 2012	December 31, 2011
Carrying value	$1,018.9	$652.0
Fair value	$1,059.7	$675.6

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
The fair value measurement valuation process for our long-lived assets is established by our corporate real estate services group, which reports to the Company’s President and Chief Operating Officer. Fair value measurements, which are based on Level 3 inputs, and changes in fair value measurements are reviewed and assessed each quarter for properties classified as held for sale, or when an indicator of impairment exists for properties classified as held and used, by the corporate real estate services group. Our corporate real estate services group utilizes its knowledge of the automotive industry and historical

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

experience in real estate markets and transactions in establishing the valuation process, which is generally based on a combination of the market and replacement cost approaches.
In a market approach, the corporate real estate services group uses transaction prices for comparable properties that have recently been sold. These transaction prices are adjusted for factors related to a specific property. The corporate real estate services group also evaluates changes in local real estate markets, and/or recent market interest or negotiations related to a specific property. In a replacement cost approach, the cost to replace a specific long-lived asset is considered, which is adjusted for depreciation from physical deterioration, as well as functional and economic obsolescence, if present and measurable.
To validate the fair values determined under the valuation process noted above, our corporate real estate services group also obtains independent third-party appraisals for our properties and/or third-party brokers’ opinions of value, which are generally developed using the same valuation approaches described above, and evaluates any recent negotiations or discussions with third-party real estate brokers related to a specific long-lived asset or market.
Goodwill and Other Intangible Assets
During the three months ended March 31, 2012 and 2011, no impairment charges were recorded for the carrying value of goodwill or franchise rights in accordance with accounting guidance for goodwill and other intangible assets. See Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our most recent Annual Report on Form 10-K for information on how fair value measurements are derived for our goodwill and franchise rights.
Long-lived Assets Held and Used
During the three months ended March 31, 2012 and 2011, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations.
Long-lived Assets Held for Sale
During the three months ended March 31, 2012 and 2011, no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing operations or discontinued operations.
As of March 31, 2012, we had long-lived assets held for sale of $76.7 million in continuing operations and $49.5 million in discontinued operations.

15.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities related to the increase in property acquired under capital leases of $19.1 million for the three months ended March 31, 2012, and $5.0 million for the three months ended March 31, 2011. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments of $19.9 million during the three months ended March 31, 2012, and $19.8 million during the three months ended March 31, 2011. We made income tax payments, net of income tax refunds, of $0.8 million during the three months ended March 31, 2012, and $5.8 million during the three months ended March 31, 2011.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2012, we owned and operated 260 new vehicle franchises from 215 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the three months ended March 31, 2012, are manufactured by Ford, Toyota, Nissan, General Motors, Honda, Mercedes-Benz, BMW, and Chrysler.
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
At March 31, 2012, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. As of March 31, 2012, we revised the basis of segmentation for our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation. We have five Audi franchises for which we reclassified revenue of $49.3 million and segment income of $3.5 million during the three months ended March 31, 2012, and revenue of $39.7 million and segment income of $2.5 million during the three months ended March 31, 2011.
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
For the three months ended March 31, 2012, new vehicle sales accounted for approximately 55% of our total revenue, but approximately 22% of our total gross profit. Used vehicle sales accounted for approximately 25% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 20% of our total revenue for the three months ended March 31, 2012, contributed approximately 63% of our total gross profit for the same period.

Results of Operations
During the three months ended March 31, 2012, we had net income from continuing operations of $73.5 million or $0.56 per share on a diluted basis, as compared to net income from continuing operations of $70.3 million or $0.46 per share on a diluted basis during the same period in 2011.
Market Conditions
In the first quarter of 2012, the seasonally adjusted annual rate (“SAAR”) of industry new vehicle sales in the United States was 14.5 million units, an increase of 12% as compared to the new vehicle SAAR of 13.0 million units in the first quarter of 2011.
In the first quarter of 2012, new vehicle industry sales were driven in part by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of nearly 11 years compared to an average age of 9 years during the period from 2000 to 2007. Improved market conditions, a robust consumer credit environment, and accelerated product offerings from automotive manufacturers were also supportive of a strong selling environment. Further, inventory levels of vehicles produced by Japanese manufacturers improved, as vehicle production by Japanese manufacturers continued to recover from the impact of the March 2011 earthquake and tsunami that struck Japan, as well as the flooding in

Thailand. For the full year ended December 31, 2012, we believe that gross profit per new vehicle retailed should remain relatively stable with the first quarter of 2012, although lower than 2011 due to the improved supply environment. However, gross profit per new vehicle retailed could vary by quarter and also could be materially impacted by manufacturer incentive programs and market conditions. Accordingly, there can be no assurance that gross profit per new vehicle retailed will remain stable in 2012.
In light of these improved market conditions, we raised our 2012 industry new vehicle sales forecast to the mid-14 million unit level. While we believe that new vehicle unit sales will improve in 2012, we also believe that the annual rate of new vehicle unit sales will remain below pre-recession levels in 2012. The rate of industry new vehicle unit sales over the past few years has led to a decline in the number of recent-model-year vehicles in operation, our primary service base, and it may take several years for this service base to return to pre-recession levels.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 47,442 units in new vehicle inventory at March 31, 2012, 43,906 units at December 31, 2011, and 40,792 units at March 31, 2011. We continue to monitor our new vehicle inventory levels closely based on current economic conditions.
In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.1 million at March 31, 2012, and $0.9 million at December 31, 2011.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $2.9 million at March 31, 2012, and $2.8 million at December 31, 2011.

Critical Accounting Policies and Estimates
We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated Financial Statements. For additional discussion of our critical accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2011.
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
We are scheduled to complete our annual tests for impairment of goodwill and other intangible assets as of April 30, 2012, and we will continue to monitor events in future periods to determine if additional asset impairment testing should be performed.
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
As of March 31, 2012, we had long-lived assets held for sale of $76.7 million in continuing operations and $49.5 million in discontinued operations.
We recorded no impairment charges during the three months ended March 31, 2012, associated with assets held and used in continuing operations or assets held for sale in continuing operations or discontinued operations.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our fair value measurement valuation process. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,994.3	$1,785.1	$209.2	11.7
Used vehicle	918.8	831.4	87.4	10.5
Parts and service	599.9	570.0	29.9	5.2
Finance and insurance, net	130.2	110.7	19.5	17.6
Other	13.8	13.9	(0.1)
Total revenue	$3,657.0	$3,311.1	$345.9	10.4
Gross profit:
New vehicle	$134.0	$125.3	$8.7	6.9
Used vehicle	81.1	78.1	3.0	3.8
Parts and service	250.2	244.5	5.7	2.3
Finance and insurance	130.2	110.7	19.5	17.6
Other	7.5	7.6	(0.1)
Total gross profit	603.0	566.2	36.8	6.5
Selling, general and administrative expenses	432.9	407.7	(25.2)	(6.2)
Depreciation and amortization	21.2	20.7	(0.5)
Other expenses (income), net	0.2	(2.2)	(2.4)
Operating income	148.7	140.0	8.7	6.2
Non-operating income (expense) items:
Floorplan interest expense	(10.7)	(11.2)	0.5
Other interest expense	(20.5)	(16.3)	(4.2)
Interest income	0.1	0.3	(0.2)
Other income, net	2.0	1.7	0.3
Income from continuing operations before income taxes	$119.6	$114.5	$5.1	4.5
Retail vehicle unit sales:
New vehicle	61,516	55,710	5,806	10.4
Used vehicle	46,116	42,089	4,027	9.6
	107,632	97,799	9,833	10.1
Revenue per vehicle retailed:
New vehicle	$32,419	$32,043	$376	1.2
Used vehicle	$17,371	$17,282	$89	0.5
Gross profit per vehicle retailed:
New vehicle	$2,178	$2,249	$(71)	(3.2)
Used vehicle	$1,702	$1,753	$(51)	(2.9)
Finance and insurance	$1,210	$1,132	$78	6.9

	Three Months Ended
	March 31,
	2012 (%)	2011 (%)
Revenue mix percentages:
New vehicle	54.5	53.9
Used vehicle	25.1	25.1
Parts and service	16.4	17.2
Finance and insurance, net	3.6	3.3
Other	0.4	0.5
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	22.2	22.1
Used vehicle	13.4	13.8
Parts and service	41.5	43.2
Finance and insurance	21.6	19.6
Other	1.3	1.3
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.7	7.0
Used vehicle - retail	9.8	10.1
Parts and service	41.7	42.9
Total	16.5	17.1
Selling, general and administrative expenses	11.8	12.3
Operating income	4.1	4.2
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	71.8	72.0
Operating income	24.7	24.7
	March 31, 2012	March 31, 2011
Days supply:
New vehicle (industry standard of selling days, including fleet)	54 days	50 days
Used vehicle (trailing 31 days) (1)	29 days	33 days

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

	Three Months Ended March 31,
($ in millions)	2012	2011	Variance
Floorplan assistance	$17.2	$15.3	$1.9
Floorplan interest expense (new vehicles)	(10.4)	(10.6)	0.2
Net new vehicle inventory carrying benefit	$6.8	$4.7	$2.1

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$1,958.5	$1,785.1	$173.4	9.7
Used vehicle	900.1	831.4	68.7	8.3
Parts and service	593.0	570.0	23.0	4.0
Finance and insurance, net	128.4	110.7	17.7	16.0
Other	13.7	13.9	(0.2)
Total revenue	$3,593.7	$3,311.1	$282.6	8.5
Gross profit:
New vehicle	$131.7	$125.3	$6.4	5.1
Used vehicle	79.8	78.1	1.7	2.2
Parts and service	247.1	244.5	2.6	1.1
Finance and insurance	128.4	110.7	17.7	16.0
Other	7.5	7.6	(0.1)
Total gross profit	$594.5	$566.2	$28.3	5.0
Retail vehicle unit sales:
New vehicle	60,327	55,710	4,617	8.3
Used vehicle	45,495	42,089	3,406	8.1
	105,822	97,799	8,023	8.2
Revenue per vehicle retailed:
New vehicle	$32,465	$32,043	$422	1.3
Used vehicle	$17,347	$17,282	$65	0.4
Gross profit per vehicle retailed:
New vehicle	$2,183	$2,249	$(66)	(2.9)
Used vehicle	$1,697	$1,753	$(56)	(3.2)
Finance and insurance	$1,213	$1,132	$81	7.2

	Three Months Ended
	March 31,
	2012 (%)	2011 (%)
Revenue mix percentages:
New vehicle	54.5	53.9
Used vehicle	25.0	25.1
Parts and service	16.5	17.2
Finance and insurance, net	3.6	3.3
Other	0.4	0.5
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	22.2	22.1
Used vehicle	13.4	13.8
Parts and service	41.6	43.2
Finance and insurance	21.6	19.6
Other	1.2	1.3
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.7	7.0
Used vehicle - retail	9.8	10.1
Parts and service	41.7	42.9
Total	16.5	17.1

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$1,994.3	$1,785.1	$209.2	11.7
Gross profit	$134.0	$125.3	$8.7	6.9
Retail vehicle unit sales	61,516	55,710	5,806	10.4
Revenue per vehicle retailed	$32,419	$32,043	$376	1.2
Gross profit per vehicle retailed	$2,178	$2,249	$(71)	(3.2)
Gross profit as a percentage of revenue	6.7%	7.0%
Days supply (industry standard of selling days, including fleet)	54 days	50 days
	Three Months Ended March 31,
	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$1,958.5	$1,785.1	$173.4	9.7
Gross profit	$131.7	$125.3	$6.4	5.1
Retail vehicle unit sales	60,327	55,710	4,617	8.3
Revenue per vehicle retailed	$32,465	$32,043	$422	1.3
Gross profit per vehicle retailed	$2,183	$2,249	$(66)	(2.9)
Gross profit as a percentage of revenue	6.7%	7.0%

Same store new vehicle revenue increased during the three months ended March 31, 2012, as compared to the same period in 2011, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed benefited from a shift in mix away from import vehicles, which have relatively lower average selling prices, toward domestic and premium luxury vehicles. This increase was partially offset by a decrease in the average selling price for premium luxury vehicles. Same store revenue per new vehicle retailed also benefited from an increase in the average selling prices for domestic and import vehicles.
Same store gross profit per new vehicle retailed decreased during the three months ended March 31, 2012, as compared to the same period in 2011. The prior year was favorably impacted by certain performance-based manufacturer incentives related to premium luxury vehicles previously sold. These incentives favorably impacted gross profit by $4.6 million, or $82 on a per new vehicle retailed basis, during the three months ended March 31, 2011. We were able to recognize these incentives due to our achievement of certain manufacturer incentive program goals during 2011.
New Vehicle Inventories
Our new vehicle inventories were $1.6 billion or 54 days supply at March 31, 2012, as compared to new vehicle inventories of $1.4 billion or 50 days supply at December 31, 2011 and $1.3 billion or 50 days supply at March 31, 2011. We had 47,442 units in new vehicle inventory at March 31, 2012, 43,906 units at December 31, 2011, and 40,792 units at March 31, 2011.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
($ in millions)	2012	2011	Variance
Floorplan assistance	$17.2	$15.3	$1.9
Floorplan interest expense (new vehicles)	(10.4)	(10.6)	0.2
Net new vehicle inventory carrying benefit	$6.8	$4.7	$2.1

The net new vehicle inventory carrying benefit increased during the three months ended March 31, 2012, as compared to the same period in 2011 primarily due to an increase in floorplan assistance due to higher new vehicle sales.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$801.1	$727.4	$73.7	10.1
Wholesale revenue	117.7	104.0	13.7	13.2
Total revenue	$918.8	$831.4	$87.4	10.5
Retail gross profit	$78.5	$73.8	$4.7	6.4
Wholesale gross profit	2.6	4.3	(1.7)
Total gross profit	$81.1	$78.1	$3.0	3.8
Retail vehicle unit sales	46,116	42,089	4,027	9.6
Revenue per vehicle retailed	$17,371	$17,282	$89	0.5
Gross profit per vehicle retailed	$1,702	$1,753	$(51)	(2.9)
Gross profit as a percentage of revenue	9.8%	10.1%
Days supply (trailing 31 days) (1)	29 days	33 days

(1) As of December 31, 2011, we have revised our method of calculating used vehicle days supply from a dollar day supply to a unit day supply (including wholesale units). We have revised prior periods to conform to our revised method of calculation.

	Three Months Ended March 31,
	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$789.2	$727.4	$61.8	8.5
Wholesale revenue	110.9	104.0	6.9	6.6
Total revenue	$900.1	$831.4	$68.7	8.3
Retail gross profit	$77.2	$73.8	$3.4	4.6
Wholesale gross profit	2.6	4.3	(1.7)
Total gross profit	$79.8	$78.1	$1.7	2.2
Retail vehicle unit sales	45,495	42,089	3,406	8.1
Revenue per vehicle retailed	$17,347	$17,282	$65	0.4
Gross profit per vehicle retailed	$1,697	$1,753	$(56)	(3.2)
Gross profit as a percentage of revenue	9.8%	10.1%
Same store retail used vehicle revenue increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of value-priced vehicles sold through our Value Vehicle Outlets. Additionally, used vehicle sales volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed benefited from an increase in the average selling prices for used domestic and import vehicles, primarily due to continued tight supply in the industry, which has driven up the wholesale values of used vehicles. Same store revenue per used vehicle retailed also benefited from the increase in sales of certified pre-owned vehicles, which have relatively higher average retail prices, partially offset by the increase in sales of value-priced vehicles, which have relatively lower average retail prices.
Same store gross profit per used vehicle retailed decreased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to increased sales of value-priced vehicles, which generate a relatively lower gross profit per vehicle retailed. Additionally, gross profit per used vehicle retailed was adversely impacted by a decrease in gross profit per vehicle retailed for certified pre-owned vehicles.
Used Vehicle Inventories
Used vehicle inventories were $301.0 million or 29 days supply at March 31, 2012, compared to $286.3 million or 31 days supply at December 31, 2011, and $313.8 million or 33 days supply at March 31, 2011.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$599.9	$570.0	$29.9	5.2
Gross Profit	$250.2	$244.5	$5.7	2.3
Gross profit as a percentage of revenue	41.7%	42.9%
Same Store:
Revenue	$593.0	$570.0	$23.0	4.0
Gross Profit	$247.1	$244.5	$2.6	1.1
Gross profit as a percentage of revenue	41.7%	42.9%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs.
During the three months ended March 31, 2012, same store parts and service gross profit increased as compared to the same period in 2011, primarily due to increases in gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties of $6.7 million and customer-pay service of $2.3 million, partially offset by a decline in gross profit associated with warranty of $5.4 million.
Gross profit associated with the preparation of vehicles for sale and service work outsourced to third-parties benefited from higher new and used vehicle sales volume. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Warranty gross profit was adversely impacted during the three months ended March 31, 2012, by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.
Gross profit as a percentage of revenue decreased as compared to the prior year period due to our customer retention strategy, which includes driving sales of lower margin maintenance services to build customer loyalty. We believe that gross profit as a percentage of revenue should remain relatively stable for the remainder of 2012. However, there can be no assurance that it will not decrease further.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$130.2	$110.7	$19.5	17.6
Gross profit per vehicle retailed	$1,210	$1,132	$78	6.9
Same Store:
Revenue and gross profit	$128.4	$110.7	$17.7	16.0
Gross profit per vehicle retailed	$1,213	$1,132	$81	7.2

Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2012, as compared to the same period in 2011, due to an increase in new and used unit sales and an increase in same store finance and insurance revenue and gross profit per vehicle retailed.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in margin on product contracts sold, an increase in revenue associated with arranging customer financing, more customers financing vehicles through our stores, and an increase in amounts financed per transaction.

Segment Results
In the following table, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended March 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$1,229.1	$1,096.3	$132.8	12.1
Import	1,366.6	1,257.6	109.0	8.7
Premium Luxury	1,022.2	918.1	104.1	11.3
Corporate and other	39.1	39.1	—	—
Total revenue	$3,657.0	$3,311.1	$345.9	10.4
*Segment income
Domestic	$49.7	$42.9	$6.8	15.9
Import	61.9	55.0	6.9	12.5
Premium Luxury	58.8	57.7	1.1	1.9
Corporate and other	(32.4)	(26.8)	(5.6)
Total segment income	138.0	128.8	9.2	7.1
Add: Floorplan interest expense	10.7	11.2	0.5
Operating income	$148.7	$140.0	$8.7	6.2

* Segment income is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	20,513	17,736	2,777	15.7
Import	31,038	29,230	1,808	6.2
Premium Luxury	9,965	8,744	1,221	14.0
	61,516	55,710	5,806	10.4

As of March 31, 2012, we revised the basis of segmentation for our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation. We have five Audi franchises for which we reclassified revenue of $49.3 million and segment income of $3.5 million during the three months ended March 31, 2012, and revenue of $39.7 million and segment income of $2.5 million during the three months ended March 31, 2011.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,229.1	$1,096.3	$132.8	12.1
Segment income	$49.7	$42.9	$6.8	15.9
Retail new vehicle unit sales	20,513	17,736	2,777	15.7

Domestic revenue increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted new unit volume. New revenue and unit sales increased for all three domestic manufacturers as compared to the first quarter of 2011. Used unit volume and revenue per used vehicle retailed benefited from an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Domestic segment income increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit. Domestic segment income also benefited from an increase in new and used unit volume. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,366.6	$1,257.6	$109.0	8.7
Segment income	$61.9	$55.0	$6.9	12.5
Retail new vehicle unit sales	31,038	29,230	1,808	6.2

Import revenue increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in new and used unit volume and an increase in revenue per new and used vehicle retailed. The increase in new unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted new unit volume. Used unit volume and revenue per used vehicle retailed benefited from an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Import segment income increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit. Import segment income also benefited from an increase in new unit volume. Increases in Import segment income were partially offset by an increase in volume-related expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,022.2	$918.1	$104.1	11.3
Segment income	$58.8	$57.7	$1.1	1.9
Retail new vehicle unit sales	9,965	8,744	1,221	14.0

Premium Luxury revenue increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in new and used unit volume, partially offset by a decrease in revenue per used vehicle retailed. The increase in new unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted new unit volume. Revenue per used vehicle retailed was adversely impacted by a decrease in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Premium Luxury segment income increased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit. Premium Luxury segment income also benefited from an increase in new and used unit volume. Increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses. The prior year period was also favorably impacted by certain performance-based manufacturer incentives as noted above in the “New Vehicle” section.

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

	Three Months Ended March 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$289.9	$269.9	$(20.0)	(7.4)
Advertising	31.7	30.9	(0.8)	(2.6)
Store and corporate overhead	111.3	106.9	(4.4)	(4.1)
Total	$432.9	$407.7	$(25.2)	(6.2)

SG&A as a % of total gross profit:
Compensation	48.1	47.7	(40)	bps
Advertising	5.3	5.5	20	bps
Store and corporate overhead	18.4	18.8	40	bps
Total	71.8	72.0	20	bps
SG&A expenses increased during the three months ended March 31, 2012, as compared to the same period in 2011, due to a volume-driven increase in compensation expense, an increase in store and corporate overhead expenses, and an increase in gross advertising expenditures, partially offset by an increase in advertising reimbursements from manufacturers. As a percentage of total gross profit, SG&A expenses decreased to 71.8% during the three months ended March 31, 2012, from 72.0% in the same period in 2011, resulting from our continued effective management of our cost structure and improved gross profit. Gross profit in the prior year period was favorably impacted by $4.6 million of certain performance-based manufacturer incentives related to premium luxury vehicles previously sold. These incentives benefited SG&A as a percentage of total gross profit by 60 basis points during the three months ended March 31, 2011.
Non-Operating Income (Expense)
Floorplan Interest Expense
Floorplan interest expense was $10.7 million for the three months ended March 31, 2012, as compared to $11.2 million for the same period in 2011. The decrease in floorplan interest expense of $0.5 million during the three months ended March 31, 2012, is primarily the result of lower floorplan interest rates, partially offset by higher average vehicle floorplan balances.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our term loan facility, revolving credit facility, mortgage facility, and outstanding senior unsecured notes. Other interest expense was $20.5 million for the three months ended March 31, 2012, compared to $16.3 million for the same period in 2011. The increase in other interest expense of $4.2 million was due to a $4.8 million increase resulting from higher levels of debt outstanding during the year associated with our 5.5% Senior Notes due 2020, revolving credit facility, and capital leases. These increases were partially offset by a $0.6 million decrease in interest expense resulting from lower interest rates on our term loan facility.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 38.5% for the three months ended March 31, 2012, and 38.6% for the three months ended March 31, 2011.

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
We had a loss from discontinued operations, net of income taxes, totaling $0.5 million during the three months ended March 31, 2012, and $0.9 million during the three months ended March 31, 2011, primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2012		December 31, 2011
Cash and Cash Equivalents	$76.3		$86.6
Revolving Credit Facility	$495.0	(1)	$648.5	(2)
Secured Used Vehicle Floorplan Facilities (3)	$74.0		$75.4

(1)	As limited by the applicable maximum leverage ratio contained in our credit agreement. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on aggregate borrowings outstanding of $495.0 million and outstanding letters of credit of $56.5 million at December 31, 2011. See “Long-Term Debt – Credit Agreement” for additional information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2012, surety bonds, letters of credit, and cash deposits totaled $90.1 million, including $56.5 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2012, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
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

Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2012	2011
Shares repurchased	11.7	1.8
Aggregate purchase price	$405.4	$58.8
Average purchase price per share	$34.72	$32.84

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
In March 2012, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of March 31, 2012, $244.4 million remained available under our stock repurchase authorization limit. From April 1, 2012 through April 24, 2012, we repurchased an additional 2.1 million shares for an aggregate purchase price of $70.8 million (average purchase price per share of $33.62) pursuant to a Rule 10b5-1 plan. As of April 24, 2012, $173.6 million remained available under our stock repurchase authorization limit.
Senior Note Repurchases
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Purchases of property and equipment, including operating lease buy-outs (1)	$29.1	$24.7

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $145 million in 2012, primarily related to our store facilities.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Cash received from (used in) business acquisitions, net	$—	$(64.2)
Cash received from (used in) business divestitures, net	$—	$1.2

Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future.
Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of March 31, 2012, and December 31, 2011.

(In millions)	March 31, 2012	December 31, 2011
7% Senior Notes due 2014	$14.7	$14.7
6.75% Senior Notes due 2018	395.1	395.0
5.5% Senior Notes due 2020	350.0	—
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	400.0	495.0
Mortgage facility (1)	209.5	211.5
Capital leases due from 2012 to 2031	49.6	30.8
	1,918.9	1,647.0
Less: current maturities	(31.7)	(12.6)
Long-term debt, net of current maturities	$1,887.2	$1,634.4

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
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
At March 31, 2012, we had outstanding $395.1 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
At March 31, 2012, we had outstanding $14.7 million of 7% Senior Notes due 2014. On April 16, 2012, we redeemed all of our outstanding 7% Senior Notes due 2014 at 100% of principal, for which we paid $15.2 million (which included accrued and unpaid interest).
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016.
As of March 31, 2012, we had borrowings outstanding of $400.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at March 31, 2012, leaving an additional borrowing capacity under the revolving credit facility of $743.5 million at March 31, 2012. This borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $495.0 million as of March 31, 2012.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $1.4 billion at March 31, 2012, and December 31, 2011. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $604.3 million at March 31, 2012, and $536.5 million at December 31, 2011, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At March 31, 2012, the aggregate capacity under our used vehicle floorplan facilities was $275.0 million. As of that date, $107.8 million had been borrowed under those facilities, and the remaining borrowing capacity of $167.2 million was limited to $74.0 million based on the eligible used vehicle inventory that could have been pledged as collateral.
At December 31, 2011, the aggregate capacity under our used vehicle floorplan facilities was $260.0 million. As of that date, $112.7 million had been borrowed under those facilities, and the remaining borrowing capacity of $147.3 million was limited to $75.4 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At March 31, 2012, we had $209.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At March 31, 2012, we had capital lease obligations of $49.6 million.
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
Under our credit agreement, we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the credit agreement, the maximum capitalization ratio is 65.0% and the maximum leverage ratio is 3.75x. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2011 plus $1.52 billion. The specific terms of these covenants can be found in our credit agreement, which we filed with our Current Report on Form 8-K on December 8, 2011.

The indentures for our 6.75% Senior Notes due 2018 and 5.5% Senior Notes due 2020 contain certain limited covenants, including limitations on liens and sale and leaseback transactions, but do not contain a restricted payments covenant or a debt incurrence restriction. Our mortgage facility contains covenants regarding maximum cash flow leverage and minimum interest coverage.
Our failure to comply with the covenants contained in our debt agreements could permit acceleration of all of our indebtedness. Our debt agreements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of AutoNation.
As of March 31, 2012, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2012, our leverage ratio and capitalization ratio were as follows:

	March 31, 2012
	Requirement	Actual
Leverage ratio	< 3.75x	2.98x
Capitalization ratio	< 65.0%	56.0%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net cash provided by operating activities	$100.1	$153.5
Net cash used in investing activities	$(24.8)	$(88.5)
Net cash used in financing activities	$(85.6)	$(75.8)

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
Net cash provided by operating activities decreased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.
Net cash used in investing activities decreased during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to a decrease in activity from business acquisitions.
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
During the three months ended March 31, 2012, we repurchased 11.7 million shares of common stock for an aggregate purchase price of $405.4 million (average purchase price per share of $34.72), including repurchases for which settlement occurred subsequent to March 31, 2012. During the three months ended March 31, 2012, 8,632 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the three months ended March 31, 2011, we repurchased 1.8 million shares of common stock for an aggregate purchase price of $58.8 million (average purchase price per share of $32.84). During the three months ended March 31, 2011, 8,289 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the three months ended March 31, 2012, we borrowed $405.0 million and repaid $500.0 million under our revolving credit facility, for net repayments of $95.0 million. During the three months ended March 31, 2011, we borrowed $65.0 million and repaid $80.0 million under our revolving credit facility, for net repayments of $15.0 million.
On February 1, 2012, we issued $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. See “Long-Term Debt - Senior Unsecured Notes” above for additional information regarding our 5.5% Senior Notes due 2020. Cash flows from financing activities reflect cash payments of $6.0 million for debt issuance costs that will be amortized to expense over the term of the related debt.
Cash flows from financing activities include changes in vehicle floorplan payable - non-trade totaling net proceeds of $67.8 million for the three months ended March 31, 2012, compared to net payments of $43.1 million for the three months ended March 31, 2011.
During the three months ended March 31, 2012, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options and a decrease in the related tax benefit from the exercise of stock options as compared to the same period in 2011.
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
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding our expectations for the automotive retail industry and the Company, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for additional discussion of the foregoing risks. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions.
We had $2.0 billion of variable rate vehicle floorplan payable at March 31, 2012, and $1.9 billion at December 31, 2011. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $20.2 million at March 31, 2012, and $19.0 million at December 31, 2011, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.

We had $0.9 billion of other variable rate debt outstanding at March 31, 2012, and $1.0 billion at December 31, 2011. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $9.0 million at March 31, 2012, and $10.0 million at December 31, 2011.
Our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of March 31, 2012, and totaled $652.0 million and had a fair value of $675.6 million as of December 31, 2011.

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
We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 163 of our 215 stores as of March 31, 2012.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2012 - January 31, 2012	3,564,919	$34.77	3,564,052	$275.9
February 1, 2012 - February 29, 2012	3,057,770	$35.02	3,056,315	$168.9
March 1, 2012 - March 31, 2012	5,064,452	$34.49	5,058,142	$244.4
Total	11,687,141		11,678,509

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2011, $149.8 million remained available under our stock repurchase authorization limit. On each of January 24, 2012 and March 23, 2012, our Board authorized the repurchase of an additional $250 million in shares of our common stock. As of March 31, 2012, $244.4 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. In the first quarter of 2012, all stock repurchases were made pursuant to our Board’s authorization, except for 8,632 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated By-Laws of AutoNation, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2012)
4.1
Indenture, dated as of April 14, 2010, between AutoNation, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed withe SEC on April 15, 2010)

4.2
Supplemental Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2012)

4.3	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.1)
4.4*	Supplemental Indenture, dated March 7, 2012, relating to the Company’s 7% Senior Notes due 2014
4.5*	Supplemental Indenture, dated March 7, 2012, relating to the Company’s 6.75% Senior Notes due 2018
4.6*	Supplemental Indenture, dated March 7, 2012, relating to the Company’s 5.5% Senior Notes due 2020
10.1**
Employment Letter dated January 3, 2012, between AutoNation, Inc. and Alan J. McLaren, Senior Vice President, Customer Care (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2012)

10.2**
AutoNation, Inc. Senior Executive Incentive Bonus Plan, approved by the Company's Board of Directors on February 1, 2012, subject to stockholder approval (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2012)

10.3**
Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1***	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2***	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

***	Furnished herewith.

†
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

AUTONATION, INC.

Date:	April 25, 2012	By:	/s/ Michael J. Stephan
Michael J. Stephan Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)