Form 10-Q
period 2012-06-30
AUTONATION, INC.
filed 2012-07-19
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of July 18, 2012, the registrant had 120,697,720 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62.1	$86.6
Receivables, net	538.9	587.4
Inventory	2,077.7	1,809.2
Other current assets	205.2	193.0
Total Current Assets	2,883.9	2,676.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $792.7 million and $756.8 million, respectively	1,987.0	1,950.7
GOODWILL	1,172.2	1,172.2
OTHER INTANGIBLE ASSETS, NET	213.0	217.8
OTHER ASSETS	205.3	181.9
Total Assets	$6,461.4	$6,198.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,482.6	$1,362.3
Vehicle floorplan payable - non-trade	639.4	536.5
Accounts payable	201.6	202.4
Current maturities of long-term debt	28.2	12.6
Other current liabilities	363.5	348.8
Total Current Liabilities	2,715.3	2,462.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,000.3	1,634.4
DEFERRED INCOME TAXES	70.6	62.3
OTHER LIABILITIES	147.0	144.9
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at June 30, 2012, and December 31, 2011, including shares held in treasury	1.6	1.6
Additional paid-in capital	27.0	19.6
Retained earnings	2,798.2	2,646.6
Treasury stock, at cost; 42,955,678 and 27,777,625 shares held, respectively	(1,298.6)	(773.2)
Total Shareholders’ Equity	1,528.2	1,894.6
Total Liabilities and Shareholders’ Equity	$6,461.4	$6,198.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
New vehicle	$2,196.1	$1,746.6	$4,190.4	$3,531.7
Used vehicle	947.4	887.3	1,866.2	1,718.7
Parts and service	602.5	572.0	1,202.4	1,142.0
Finance and insurance, net	145.1	117.0	275.3	227.7
Other	13.4	13.4	27.2	27.3
TOTAL REVENUE	3,904.5	3,336.3	7,561.5	6,647.4
Cost of sales:
New vehicle	2,050.6	1,609.9	3,910.9	3,269.7
Used vehicle	870.3	808.7	1,708.0	1,562.0
Parts and service	349.1	326.8	698.8	652.3
Other	6.5	7.5	12.8	13.8
TOTAL COST OF SALES	3,276.5	2,752.9	6,330.5	5,497.8
Gross Profit:
New vehicle	145.5	136.7	279.5	262.0
Used vehicle	77.1	78.6	158.2	156.7
Parts and service	253.4	245.2	503.6	489.7
Finance and insurance	145.1	117.0	275.3	227.7
Other	6.9	5.9	14.4	13.5
TOTAL GROSS PROFIT	628.0	583.4	1,231.0	1,149.6
Selling, general, and administrative expenses	438.6	417.6	871.5	825.3
Depreciation and amortization	20.8	21.1	42.0	41.8
Franchise rights impairment	4.2	—	4.2	—
Other expenses (income), net	0.2	0.3	0.4	(1.9)
OPERATING INCOME	164.2	144.4	312.9	284.4
Non-operating income (expense) items:
Floorplan interest expense	(10.8)	(10.9)	(21.5)	(22.1)
Other interest expense	(22.5)	(15.9)	(43.0)	(32.2)
Interest income	0.1	0.3	0.2	0.6
Other income (loss), net	(1.4)	0.5	0.6	2.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	129.6	118.4	249.2	232.9
Income tax provision	50.6	45.1	96.7	89.3
NET INCOME FROM CONTINUING OPERATIONS	79.0	73.3	152.5	143.6
Loss from discontinued operations, net of income taxes	(0.4)	(1.4)	(0.9)	(2.3)
NET INCOME	$78.6	$71.9	$151.6	$141.3
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.65	$0.50	$1.21	$0.97
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.02)
Net income	$0.65	$0.49	$1.20	$0.95
Weighted average common shares outstanding	121.7	147.4	126.0	148.2
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.64	$0.49	$1.19	$0.95
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.02)
Net income	$0.64	$0.48	$1.18	$0.94
Weighted average common shares outstanding	123.7	150.0	128.0	150.9
COMMON SHARES OUTSTANDING, net of treasury stock	120.6	145.7	120.6	145.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
December 31, 2011	163,562,149	$1.6	$19.6	$2,646.6	$(773.2)	$1,894.6
Net income	—	—	—	151.6	—	151.6
Repurchases of common stock	—	—	—	—	(532.9)	(532.9)
Stock-based compensation expense	—	—	11.2	—	—	11.2
Shares awarded under stock-based compensation plans, including income tax benefit of $2.0	—	—	(3.8)	—	7.5	3.7
June 30, 2012	163,562,149	$1.6	$27.0	$2,798.2	$(1,298.6)	$1,528.2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2012	2011
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$151.6	$141.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.9	2.3
Depreciation and amortization	42.0	41.8
Amortization of debt issuance costs and discounts	2.8	2.1
Stock-based compensation expense	11.2	11.5
Deferred income tax provision	8.2	4.7
Franchise rights impairment	4.2	—
Net gain on asset sales and dispositions	(0.1)	(1.7)
Other	(0.2)	(2.5)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	48.1	55.1
Inventory	(268.5)	99.3
Other assets	(23.4)	(12.3)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	120.3	(218.3)
Accounts payable	0.9	33.4
Other liabilities	22.0	(31.9)
Net cash provided by continuing operations	120.0	124.8
Net cash provided by (used in) discontinued operations	(0.5)	0.3
Net cash provided by operating activities	119.5	125.1
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(69.3)	(63.6)
Property operating lease buy-outs	(15.5)	—
Proceeds from the sale of property and equipment	0.6	3.0
Proceeds from assets held for sale	10.7	—
Cash used in business acquisitions, net of cash acquired	—	(64.2)
Proceeds from the sale of restricted investments	0.4	—
Cash received from business divestitures, net of cash relinquished	—	1.2
Other	(1.7)	(5.1)
Net cash used in continuing operations	(74.8)	(128.7)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(74.8)	(128.7)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Six Months Ended
	June 30,
	2012	2011
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(531.9)	(170.6)
Proceeds from revolving credit facility	715.0	250.0
Payment of revolving credit facility	(680.0)	(155.0)
Proceeds from 5.5% Senior Notes due 2020	350.0	—
Payment of 7% Senior Notes due 2014	(14.7)	—
Payment of debt issuance costs	(6.0)	—
Net proceeds from vehicle floorplan payable - non-trade	102.9	15.0
Payments of mortgage facilities	(4.0)	(3.8)
Payments of capital leases	(4.2)	(0.3)
Proceeds from the exercise of stock options	1.7	39.9
Excess tax benefit from stock-based awards	2.0	15.1
Net cash used in continuing operations	(69.2)	(9.7)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(69.2)	(9.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(24.5)	(13.3)
CASH AND CASH EQUIVALENTS at beginning of period	86.6	95.1
CASH AND CASH EQUIVALENTS at end of period	$62.1	$81.8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2012, we owned and operated 260 new vehicle franchises from 215 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), including the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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
Recent Accounting Pronouncements
Disclosures About Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires an entity to disclose information about offsetting and related arrangements of financial instruments and derivative instruments to enable users of its financial statements to understand the effect of these arrangements on its financial position. The amendments in this accounting standard update are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this accounting standard update will have a material effect on our consolidated financial statements, but it may require certain additional disclosures.
Testing for Goodwill Impairment
In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We test goodwill for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The adoption of this accounting standard update did not have an impact on our consolidated financial position, results of operations, or cash flows.

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	June 30, 2012	December 31, 2011
Trade receivables	$91.7	$94.3
Manufacturer receivables	134.4	138.4
Other	38.9	41.4
	265.0	274.1
Less: Allowances	(2.8)	(3.0)
	262.2	271.1
Contracts-in-transit and vehicle receivables	262.0	306.1
Income tax refundable (see Note 6)	14.7	10.2
Receivables, net	$538.9	$587.4

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	June 30, 2012	December 31, 2011
New vehicles	$1,622.9	$1,397.1
Used vehicles	323.3	286.3
Parts, accessories, and other	131.5	125.8
	$2,077.7	$1,809.2

The components of vehicle floorplan payable are as follows:

	June 30, 2012	December 31, 2011
Vehicle floorplan payable - trade	$1,482.6	$1,362.3
Vehicle floorplan payable - non-trade	639.4	536.5
	$2,122.0	$1,898.8

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
Our floorplan facilities utilize LIBOR-based interest rates, which averaged 2.2% for the six months ended June 30, 2012, and 2.4% for the six months ended June 30, 2011. At June 30, 2012, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $275.0 million, of which $141.0 million had been borrowed. The remaining borrowing capacity of $134.0 million was limited to $81.7 million based on the eligible used vehicle inventory that could have been pledged as collateral. At June 30, 2012, the aggregate capacity under all of our floorplan facilities to finance vehicles was approximately $3.0 billion, of which $2.1 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	June 30, 2012	December 31, 2011
Goodwill	$1,172.2	$1,172.2

Franchise rights - indefinite-lived	$208.4	$212.6
Other intangibles	8.4	8.4
	216.8	221.0
Less: accumulated amortization	(3.8)	(3.2)
Other intangible assets, net	$213.0	$217.8

Goodwill
We test goodwill of our Domestic, Import, and Premium Luxury reporting units for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. As discussed in Note 1 above, the FASB issued an accounting standard update that permits an entity to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to calculate the fair value of a reporting unit under the two-step goodwill impairment test.
We completed our qualitative assessment of any potential goodwill impairment as of April 30, 2012. Based on our qualitative assessment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we were therefore not required to perform the two-step goodwill impairment test for any of our reporting units.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually as of April 30 for impairment. We completed our annual impairment test for our franchise rights as of April 30, 2012, and we recorded $4.2 million ($2.6 million after-tax) of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT
Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
7% Senior Notes due 2014	$—	$14.7
6.75% Senior Notes due 2018	395.3	395.0
5.5% Senior Notes due 2020	350.0	—
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	530.0	495.0
Mortgage facility (1)	207.5	211.5
Capital leases due from 2012 to 2031	45.7	30.8
	2,028.5	1,647.0
Less: current maturities	(28.2)	(12.6)
Long-term debt, net of current maturities	$2,000.3	$1,634.4

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
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
At June 30, 2012, we had outstanding $395.3 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of June 30, 2012, we had borrowings outstanding of $530.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at June 30, 2012, leaving an additional borrowing capacity under the revolving credit facility of $613.5 million at June 30, 2012. This borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $465.5 million as of June 30, 2012.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Debt
At June 30, 2012, we had $207.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At June 30, 2012, we had capital lease obligations of $45.7 million.
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
Under the terms of our credit agreement, at June 30, 2012, our leverage ratio and capitalization ratio were as follows:

	June 30, 2012
	Requirement	Actual
Leverage ratio	3.75x	3.05x
Capitalization ratio	65.0%	57.6%

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
Income taxes refundable included in Receivables, net totaled $14.7 million at June 30, 2012, and $10.2 million at December 31, 2011.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2007 to 2010 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Shares repurchased	3.7	3.4	15.4	5.1
Aggregate purchase price	$126.2	$110.9	$531.6	$169.7
Average purchase price per share	$33.99	$33.04	$34.54	$32.97

As of June 30, 2012, $118.2 million remained available under our stock repurchase authorization limit. In July 2012, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of July 18, 2012, $368.2 million remained available under our stock repurchase authorization limit.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Shares issued	0.1	0.4	0.1	2.3
Proceeds from exercise of stock options	$1.4	$8.0	$1.7	$39.9
Average exercise price per share	$17.15	$17.81	$17.42	$17.05

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Shares issued	—	—	155,740	163,892
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	28,303	23,008	36,935	31,297

8.	EARNINGS PER SHARE
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
The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding used in calculating basic earnings per share	121.7	147.4	126.0	148.2
Effect of dilutive stock options	2.0	2.6	2.0	2.7
Weighted average common and common equivalent shares used in calculating diluted earnings per share	123.7	150.0	128.0	150.9

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of anti-dilutive options excluded from the computation of diluted earnings per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Anti-dilutive options excluded from the computation of diluted earnings per share	1.0	0.4	1.0	0.4

9.	ACQUISITIONS
We did not acquire any automotive retail franchises during the six months ended June 30, 2012. We acquired one automotive retail franchise and related assets during the six months ended June 30, 2011, for which we paid in cash $64.2 million.

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2012 to 2034 are approximately $59 million at June 30, 2012. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at June 30, 2012. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At June 30, 2012, surety bonds, letters of credit, and cash deposits totaled $91.3 million, including $56.5 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
We received no proceeds related to discontinued operations during the six months ended June 30, 2012. We received $1.2 million in proceeds (net of cash relinquished) during the same period in 2011 related to discontinued operations.
We had assets held for sale in discontinued operations of $51.6 million at June 30, 2012, and $51.7 million at December 31, 2011, primarily related to real estate we have not yet sold associated with stores that have been closed. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information.

12.	SEGMENT INFORMATION
At June 30, 2012 and 2011, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. As of March 31, 2012, we revised the basis of segmentation for our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation. We have five Audi franchises for which we reclassified revenue of $47.6 million and segment income of $3.2 million for the three months ended June 30, 2011, and revenue of $87.3 million and segment income of $5.7 million for the six months ended June 30, 2011.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reportable segment revenue and segment income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Domestic	$1,295.1	$1,145.0	$2,524.2	$2,241.1
Import	1,475.8	1,165.9	2,842.4	2,423.4
Premium Luxury	1,093.4	989.2	2,115.6	1,907.2
Total segment revenue	3,864.3	3,300.1	7,482.2	6,571.7
Corporate and other	40.2	36.2	79.3	75.7
Total consolidated revenue	$3,904.5	$3,336.3	$7,561.5	$6,647.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment income*:
Domestic	$53.6	$46.4	$103.3	$89.1
Import	67.2	62.5	129.1	117.4
Premium Luxury	68.3	59.8	127.1	117.4
Total segment income	189.1	168.7	359.5	323.9
Corporate and other	(35.7)	(35.2)	(68.1)	(61.6)
Other interest expense	(22.5)	(15.9)	(43.0)	(32.2)
Interest income	0.1	0.3	0.2	0.6
Other income (loss), net	(1.4)	0.5	0.6	2.2
Income from continuing operations before income taxes	$129.6	$118.4	$249.2	$232.9
* Segment income for each of our segments is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Ford, Toyota, Honda, Nissan, General Motors, Mercedes-Benz, BMW, and Chrysler. Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender.
We had receivables from manufacturers or distributors of $134.4 million at June 30, 2012, and $138.4 million at December 31, 2011. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at June 30, 2012, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

•
Fixed rate debt: Our fixed rate debt primarily consists of amounts outstanding under our senior unsecured notes and mortgages. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). We estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of the aggregate carrying values and fair values of our fixed rate debt are as follows:

	June 30, 2012	December 31, 2011
Carrying value	$998.5	$652.0
Fair value	$1,058.2	$675.6

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
Goodwill and Other Intangible Assets
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2012, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. During the three and six months ended June 30, 2011, no impairment charges were recorded for the carrying value of goodwill.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. The impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated using Level 3 inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable. The development of the assumptions used in our annual impairment test is coordinated by our financial planning and analysis group, and the assumptions are reviewed by management.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the three and six months ended June 30, 2012 , we recorded $4.2 million of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement in accordance with accounting guidance for goodwill and other intangible assets. The non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. During the three and six months ended June 30, 2011, no impairment charges were recorded for the carrying value of franchise rights.
Long-Lived Assets
The fair value measurement valuation process for our long-lived assets is established by our corporate real estate services group, which reports to the Company’s President and Chief Operating Officer. Fair value measurements, which are based on Level 3 inputs, and changes in fair value measurements are reviewed and assessed each quarter for properties classified as held for sale, or when an indicator of impairment exists for properties classified as held and used, by the corporate real estate services group. Our corporate real estate services group utilizes its knowledge of the automotive industry and historical experience in real estate markets and transactions in establishing the valuation process, which is generally based on a combination of the market and replacement cost approaches.
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
Long-lived Assets Held and Used in Continuing Operations
During the three and six months ended June 30, 2012 and 2011, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations.
Long-lived Assets Held for Sale in Continuing Operations
During the three and six months ended June 30, 2012 and 2011, no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing operations.
Long-lived Assets Held for Sale in Discontinued Operations
During the three and six months ended June 30, 2012, long-lived assets held for sale in discontinued operations with a carrying amount of $3.8 million were written down to their fair value of $3.7 million, resulting in a non-cash impairment charge of $0.1 million.
During the three and six months ended June 30, 2011, long-lived assets held for sale in discontinued operations with a carrying amount of $11.4 million were written down to their fair value of $10.9 million, resulting in a non-cash impairment charge of $0.5 million.
The 2012 and 2011 non-cash impairment charges related to assets held for sale in discontinued operations were included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Income Statements.
As of June 30, 2012, we had long-lived assets held for sale of $76.7 million in continuing operations and $49.4 million in discontinued operations.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities related to the increase in property acquired under capital leases of $19.1 million for the six months ended June 30, 2012, and $5.0 million for the six months ended June 30, 2011. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments of $55.4 million during the six months ended June 30, 2012, and $53.9 million during the six months ended June 30, 2011. We made income tax payments, net of income tax refunds, of $90.2 million during the six months ended June 30, 2012, and $82.8 million during the six months ended June 30, 2011.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of June 30, 2012, we owned and operated 260 new vehicle franchises from 215 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the six months ended June 30, 2012, are manufactured by Ford, Toyota, Honda, Nissan, General Motors, Mercedes-Benz, BMW, and Chrysler.
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
At June 30, 2012, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. As of March 31, 2012, we revised the basis of segmentation for our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation. We have five Audi franchises for which we reclassified revenue of $47.6 million and segment income of $3.2 million during the three months ended June 30, 2011, and revenue of $87.3 million and segment income of $5.7 million during the six months ended June 30, 2011.
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
For the six months ended June 30, 2012, new vehicle sales accounted for approximately 55% of our total revenue, but approximately 23% of our total gross profit. Used vehicle sales accounted for approximately 25% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 20% of our total revenue for the six months ended June 30, 2012, contributed approximately 63% of our total gross profit for the same period.

Results of Operations
Second Quarter 2012 compared to Second Quarter 2011
During the three months ended June 30, 2012, we had net income from continuing operations of $79.0 million or $0.64 per share on a diluted basis, as compared to net income from continuing operations of $73.3 million or $0.49 per share on a diluted basis during the same period in 2011.
Results for the three months ended June 30, 2012, were adversely impacted by a non-cash franchise rights impairment charge of $4.2 million ($2.6 million after-tax, or approximately $0.02 per share).
First Six Months 2012 compared to First Six Months 2011
During the six months ended June 30, 2012, we had net income from continuing operations of $152.5 million or $1.19 per share on a diluted basis, as compared to net income from continuing operations of $143.6 million or $0.95 per share on a diluted basis during the same period in 2011.
Results for the six months ended June 30, 2012, were adversely impacted by a non-cash franchise rights impairment charge of $4.2 million ($2.6 million after-tax, or approximately $0.02 per share).

Market Conditions
In the second quarter of 2012, the seasonally adjusted annual rate (“SAAR”) of industry new vehicle sales in the United States was 14.1 million units, an increase of 16% as compared to the new vehicle SAAR of 12.1 million units in the second quarter of 2011.
In the second quarter of 2012, new vehicle industry sales were driven in part by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of nearly 11 years compared to an average age of 9 years during the period from 2000 to 2007. A robust consumer credit environment and accelerated product offerings from automotive manufacturers were also supportive of a strong selling environment. Further, inventory levels of vehicles produced by Japanese manufacturers were significantly improved as compared to the second quarter of 2011, as vehicle production by Japanese manufacturers was adversely impacted in the second quarter of 2011 by the March 2011 earthquake and tsunami that struck Japan. For the full year ended December 31, 2012, we believe that gross profit per new vehicle retailed should remain relatively stable with the first half of 2012, although lower than 2011 due to the improved supply environment. However, gross profit per new vehicle retailed could vary by quarter and also could be materially impacted by manufacturer incentive programs and market conditions. Accordingly, there can be no assurance that gross profit per new vehicle retailed will remain stable in 2012.
Our 2012 industry new vehicle sales forecast continues to be at the mid-14 million unit level, an improvement as compared to 2011 but still below pre-recession levels. The rate of industry new vehicle unit sales over the past few years has led to a decline in the number of recent-model-year vehicles in operation, our primary service base. We expect the units in operation in our primary service base to begin increasing in 2013, but it may take several years for this service base to return to pre-recession levels.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 49,187 units in new vehicle inventory at June 30, 2012, 43,906 units at December 31, 2011, and 38,907 units at June 30, 2011.
In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory expected to be liquidated at wholesale auctions at a loss. Our used vehicle inventory balance was net of cumulative write-downs of $0.3 million at June 30, 2012, and $0.9 million at December 31, 2011.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.3 million at June 30, 2012, and $2.8 million at December 31, 2011.

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
Goodwill
Goodwill for our Domestic, Import, and Premium Luxury reporting units is tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. See Notes 1 and 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2012, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.
The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2011, the date of our most recent quantitative annual impairment test.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for information on how fair value measurements are derived for our franchise rights. We completed our annual impairment test for our franchise rights as of April 30, 2012, and we recorded $4.2 million ($2.6 million after-tax) of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. Our franchise rights, which related to 27 franchises and totaled $208.4 million at April 30, 2012, are evaluated for impairment on a franchise-by-franchise basis. If the fair value of each of our franchise rights had been determined to be a hypothetical 10% lower as of the valuation date of April 30, 2012, we would not have had to record any additional impairment charges.
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
As of June 30, 2012, we had long-lived assets held for sale of $76.7 million in continuing operations and $49.4 million in discontinued operations.
During the three and six months ended June 30, 2012, we recorded no impairment charges associated with assets held and used in continuing operations or assets held for sale in continuing operations. During the three and six months ended June 30, 2012, we recorded a non-cash impairment charge of $0.1 million associated with long-lived assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,196.1	$1,746.6	$449.5	25.7	$4,190.4	$3,531.7	$658.7	18.7
Used vehicle	947.4	887.3	60.1	6.8	1,866.2	1,718.7	147.5	8.6
Parts and service	602.5	572.0	30.5	5.3	1,202.4	1,142.0	60.4	5.3
Finance and insurance, net	145.1	117.0	28.1	24.0	275.3	227.7	47.6	20.9
Other	13.4	13.4	—		27.2	27.3	(0.1)
Total revenue	$3,904.5	$3,336.3	$568.2	17.0	$7,561.5	$6,647.4	$914.1	13.8
Gross profit:
New vehicle	$145.5	$136.7	$8.8	6.4	$279.5	$262.0	$17.5	6.7
Used vehicle	77.1	78.6	(1.5)	(1.9)	158.2	156.7	1.5	1.0
Parts and service	253.4	245.2	8.2	3.3	503.6	489.7	13.9	2.8
Finance and insurance	145.1	117.0	28.1	24.0	275.3	227.7	47.6	20.9
Other	6.9	5.9	1.0		14.4	13.5	0.9
Total gross profit	628.0	583.4	44.6	7.6	1,231.0	1,149.6	81.4	7.1
Selling, general and administrative expenses	438.6	417.6	(21.0)	(5.0)	871.5	825.3	(46.2)	(5.6)
Depreciation and amortization	20.8	21.1	0.3		42.0	41.8	(0.2)
Franchise rights impairment	4.2	—	(4.2)		4.2	—	(4.2)
Other expenses (income), net	0.2	0.3	0.1		0.4	(1.9)	(2.3)
Operating income	164.2	144.4	19.8	13.7	312.9	284.4	28.5	10.0
Non-operating income (expense) items:
Floorplan interest expense	(10.8)	(10.9)	0.1		(21.5)	(22.1)	0.6
Other interest expense	(22.5)	(15.9)	(6.6)		(43.0)	(32.2)	(10.8)
Interest income	0.1	0.3	(0.2)		0.2	0.6	(0.4)
Other income (loss), net	(1.4)	0.5	(1.9)		0.6	2.2	(1.6)
Income from continuing operations before income taxes	$129.6	$118.4	$11.2	9.5	$249.2	$232.9	$16.3	7.0
Retail vehicle unit sales:
New vehicle	66,987	51,824	15,163	29.3	128,503	107,534	20,969	19.5
Used vehicle	46,236	42,833	3,403	7.9	92,352	84,922	7,430	8.7
	113,223	94,657	18,566	19.6	220,855	192,456	28,399	14.8
Revenue per vehicle retailed:
New vehicle	$32,784	$33,703	$(919)	(2.7)	$32,609	$32,843	$(234)	(0.7)
Used vehicle	$17,941	$18,350	$(409)	(2.2)	$17,656	$17,821	$(165)	(0.9)
Gross profit per vehicle retailed:
New vehicle	$2,172	$2,638	$(466)	(17.7)	$2,175	$2,436	$(261)	(10.7)
Used vehicle	$1,624	$1,800	$(176)	(9.8)	$1,663	$1,777	$(114)	(6.4)
Finance and insurance	$1,282	$1,236	$46	3.7	$1,247	$1,183	$64	5.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012 (%)	2011 (%)	2012 (%)	2011 (%)
Revenue mix percentages:
New vehicle	56.2	52.4	55.4	53.1
Used vehicle	24.3	26.6	24.7	25.9
Parts and service	15.4	17.1	15.9	17.2
Finance and insurance, net	3.7	3.5	3.6	3.4
Other	0.4	0.4	0.4	0.4
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	23.2	23.4	22.7	22.8
Used vehicle	12.3	13.5	12.9	13.6
Parts and service	40.4	42.0	40.9	42.6
Finance and insurance	23.1	20.1	22.4	19.8
Other	1.0	1.0	1.1	1.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	7.8	6.7	7.4
Used vehicle - retail	9.1	9.8	9.4	10.0
Parts and service	42.1	42.9	41.9	42.9
Total	16.1	17.5	16.3	17.3
Selling, general and administrative expenses	11.2	12.5	11.5	12.4
Operating income	4.2	4.3	4.1	4.3
Operating items as a percentage of total gross profit:
Selling, general and administrative expenses	69.8	71.6	70.8	71.8
Operating income	26.1	24.8	25.4	24.7
	June 30, 2012	June 30, 2011
Days supply:
New vehicle (industry standard of selling days, including fleet)	60 days	59 days
Used vehicle (trailing calendar month days) (1)	31 days	36 days

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2012	2011	Variance	2012	2011	Variance
Floorplan assistance	$18.5	$13.7	$4.8	$35.7	$29.0	$6.7
Floorplan interest expense (new vehicles)	(10.3)	(10.3)	—	(20.7)	(20.8)	0.1
Net new vehicle inventory carrying benefit	$8.2	$3.4	$4.8	$15.0	$8.2	$6.8

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,193.0	$1,746.6	$446.4	25.6	$4,151.4	$3,531.7	$619.7	17.5
Used vehicle	943.8	887.3	56.5	6.4	1,843.9	1,718.7	125.2	7.3
Parts and service	601.1	572.0	29.1	5.1	1,194.1	1,142.0	52.1	4.6
Finance and insurance, net	144.8	117.0	27.8	23.8	273.2	227.7	45.5	20.0
Other	13.3	13.4	(0.1)		27.0	27.3	(0.3)
Total revenue	$3,896.0	$3,336.3	$559.7	16.8	$7,489.6	$6,647.4	$842.2	12.7
Gross profit:
New vehicle	$145.2	$136.7	$8.5	6.2	$276.9	$262.0	$14.9	5.7
Used vehicle	77.0	78.6	(1.6)	(2.0)	156.8	156.7	0.1	0.1
Parts and service	252.8	245.2	7.6	3.1	499.9	489.7	10.2	2.1
Finance and insurance	144.8	117.0	27.8	23.8	273.2	227.7	45.5	20.0
Other	6.8	5.9	0.9		14.3	13.5	0.8
Total gross profit	$626.6	$583.4	$43.2	7.4	$1,221.1	$1,149.6	$71.5	6.2
Retail vehicle unit sales:
New vehicle	66,828	51,824	15,004	29.0	127,155	107,534	19,621	18.2
Used vehicle	46,029	42,833	3,196	7.5	91,524	84,922	6,602	7.8
	112,857	94,657	18,200	19.2	218,679	192,456	26,223	13.6
Revenue per vehicle retailed:
New vehicle	$32,816	$33,703	$(887)	(2.6)	$32,648	$32,843	$(195)	(0.6)
Used vehicle	$17,971	$18,350	$(379)	(2.1)	$17,661	$17,821	$(160)	(0.9)
Gross profit per vehicle retailed:
New vehicle	$2,173	$2,638	$(465)	(17.6)	$2,178	$2,436	$(258)	(10.6)
Used vehicle	$1,629	$1,800	$(171)	(9.5)	$1,663	$1,777	$(114)	(6.4)
Finance and insurance	$1,283	$1,236	$47	3.8	$1,249	$1,183	$66	5.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012 (%)	2011 (%)	2012 (%)	2011 (%)
Revenue mix percentages:
New vehicle	56.3	52.4	55.4	53.1
Used vehicle	24.2	26.6	24.6	25.9
Parts and service	15.4	17.1	15.9	17.2
Finance and insurance, net	3.7	3.5	3.6	3.4
Other	0.4	0.4	0.5	0.4
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	23.2	23.4	22.7	22.8
Used vehicle	12.3	13.5	12.8	13.6
Parts and service	40.3	42.0	40.9	42.6
Finance and insurance	23.1	20.1	22.4	19.8
Other	1.1	1.0	1.2	1.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.6	7.8	6.7	7.4
Used vehicle - retail	9.1	9.8	9.4	10.0
Parts and service	42.1	42.9	41.9	42.9
Total	16.1	17.5	16.3	17.3

New Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,196.1	$1,746.6	$449.5	25.7	$4,190.4	$3,531.7	$658.7	18.7
Gross profit	$145.5	$136.7	$8.8	6.4	$279.5	$262.0	$17.5	6.7
Retail vehicle unit sales	66,987	51,824	15,163	29.3	128,503	107,534	20,969	19.5
Revenue per vehicle retailed	$32,784	$33,703	$(919)	(2.7)	$32,609	$32,843	$(234)	(0.7)
Gross profit per vehicle retailed	$2,172	$2,638	$(466)	(17.7)	$2,175	$2,436	$(261)	(10.7)
Gross profit as a percentage of revenue	6.6%	7.8%			6.7%	7.4%
Days supply (industry standard of selling days, including fleet)	60 days	59 days
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,193.0	$1,746.6	$446.4	25.6	$4,151.4	$3,531.7	$619.7	17.5
Gross profit	$145.2	$136.7	$8.5	6.2	$276.9	$262.0	$14.9	5.7
Retail vehicle unit sales	66,828	51,824	15,004	29.0	127,155	107,534	19,621	18.2
Revenue per vehicle retailed	$32,816	$33,703	$(887)	(2.6)	$32,648	$32,843	$(195)	(0.6)
Gross profit per vehicle retailed	$2,173	$2,638	$(465)	(17.6)	$2,178	$2,436	$(258)	(10.6)
Gross profit as a percentage of revenue	6.6%	7.8%			6.7%	7.4%

Second Quarter 2012 compared to Second Quarter 2011
Same store new vehicle revenue increased during the three months ended June 30, 2012, as compared to the same period in 2011, as a result of an increase in same store unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to significantly improved inventory levels of vehicles produced by Japanese manufacturers. Vehicle production by these manufacturers was adversely impacted in the second quarter of 2011 by the significant production and supply chain disruptions caused by the earthquake and tsunami that struck Japan in March 2011. Same store unit volume also benefited from replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the three months ended June 30, 2012, was adversely impacted by a shift in mix away from premium luxury and domestic vehicles to import vehicles, which have relatively lower average selling prices, primarily as a result of the improved inventory levels of vehicles produced by Japanese manufacturers as compared to the prior year. Same store revenue per new vehicle retailed was also adversely impacted by a decrease in the average selling price for premium luxury and import vehicles as the prior year benefited from the supply and demand imbalances resulting from the Japan supply constraints.
Same store gross profit per new vehicle retailed decreased during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to the prior year benefiting from the tight supply of vehicles produced by Japanese manufacturers.
First Six Months 2012 compared to First Six Months 2011
Same store new vehicle revenue increased during the six months ended June 30, 2012, as compared to the same period in 2011, as a result of an increase in same store unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to significantly improved inventory levels of vehicles produced by Japanese manufacturers, as well as replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the six months ended June 30, 2012, was adversely impacted by a shift in mix away from premium luxury and domestic vehicles to import vehicles, which have relatively lower average selling prices, as a result of the improved inventory levels of vehicles produced by Japanese manufacturers as compared to the prior year. Same store revenue per new vehicle retailed was also adversely impacted by a decrease in the average selling price for premium luxury vehicles as the prior year benefited from the supply and demand imbalances resulting from the Japan supply constraints.
Same store gross profit per new vehicle retailed decreased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to the prior year benefiting from the tight supply of vehicles produced by Japanese manufacturers and by certain performance-based manufacturer incentives related to premium luxury vehicles previously sold. These incentives were $5.0 million higher during the six months ended June 30, 2011, as compared to the six months ended June 30, 2012.
New Vehicle Inventories
Our new vehicle inventories were $1.6 billion or 60 days supply at June 30, 2012, as compared to new vehicle inventories of $1.4 billion or 50 days supply at December 31, 2011 and $1.3 billion or 59 days supply at June 30, 2011. We had 49,187 units in new vehicle inventory at June 30, 2012, 43,906 units at December 31, 2011, and 38,907 units at June 30, 2011.
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2012	2011	Variance	2012	2011	Variance
Floorplan assistance	$18.5	$13.7	$4.8	$35.7	$29.0	$6.7
Floorplan interest expense (new vehicles)	(10.3)	(10.3)	—	(20.7)	(20.8)	0.1
Net new vehicle inventory carrying benefit	$8.2	$3.4	$4.8	$15.0	$8.2	$6.8
Second Quarter 2012 compared to Second Quarter 2011
The net new vehicle inventory carrying benefit increased during the three months ended June 30, 2012, as compared to the same period in 2011 primarily due to an increase in floorplan assistance due to higher new vehicle sales and an increase in the floorplan assistance rate per unit. Floorplan interest expense increased due to higher average vehicle floorplan payable balances, which was offset by a decrease in floorplan interest expense as a result of lower negotiated floorplan interest rates.
First Six Months 2012 compared to First Six Months 2011
The net new vehicle inventory carrying benefit increased during the six months ended June 30, 2012, as compared to the same period in 2011 primarily due to an increase in floorplan assistance due to higher new vehicle sales and an increase in the floorplan assistance rate per unit. Floorplan interest expense decreased due to lower negotiated floorplan interest rates, which was substantially offset by an increase in floorplan interest expense due to higher average vehicle floorplan payable balances.

Used Vehicle

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$829.5	$786.0	$43.5	5.5	$1,630.6	$1,513.4	$117.2	7.7
Wholesale revenue	117.9	101.3	16.6	16.4	235.6	205.3	30.3	14.8
Total revenue	$947.4	$887.3	$60.1	6.8	$1,866.2	$1,718.7	$147.5	8.6
Retail gross profit	$75.1	$77.1	$(2.0)	(2.6)	$153.6	$150.9	$2.7	1.8
Wholesale gross profit	2.0	1.5	0.5		4.6	5.8	(1.2)
Total gross profit	$77.1	$78.6	$(1.5)	(1.9)	$158.2	$156.7	$1.5	1.0
Retail vehicle unit sales	46,236	42,833	3,403	7.9	92,352	84,922	7,430	8.7
Revenue per vehicle retailed	$17,941	$18,350	$(409)	(2.2)	$17,656	$17,821	$(165)	(0.9)
Gross profit per vehicle retailed	$1,624	$1,800	$(176)	(9.8)	$1,663	$1,777	$(114)	(6.4)
Gross profit as a percentage of revenue	9.1%	9.8%			9.4%	10.0%
Days supply (trailing calendar days) (1)	31 days	36 days

(1) As of December 31, 2011, we have revised our method of calculating used vehicle days supply from a dollar day supply to a unit day supply (including wholesale units). We have revised prior periods to conform to our revised method of calculation.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$827.2	$786.0	$41.2	5.2	$1,616.4	$1,513.4	$103.0	6.8
Wholesale revenue	116.6	101.3	15.3	15.1	227.5	205.3	22.2	10.8
Total revenue	$943.8	$887.3	$56.5	6.4	$1,843.9	$1,718.7	$125.2	7.3
Retail gross profit	$75.0	$77.1	$(2.1)	(2.7)	$152.2	$150.9	$1.3	0.9
Wholesale gross profit	2.0	1.5	0.5		4.6	5.8	(1.2)
Total gross profit	$77.0	$78.6	$(1.6)	(2.0)	$156.8	$156.7	$0.1	0.1
Retail vehicle unit sales	46,029	42,833	3,196	7.5	91,524	84,922	6,602	7.8
Revenue per vehicle retailed	$17,971	$18,350	$(379)	(2.1)	$17,661	$17,821	$(160)	(0.9)
Gross profit per vehicle retailed	$1,629	$1,800	$(171)	(9.5)	$1,663	$1,777	$(114)	(6.4)
Gross profit as a percentage of revenue	9.1%	9.8%			9.4%	10.0%
Second Quarter 2012 compared to Second Quarter 2011
Same store retail used vehicle revenue increased during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in same store unit volume, partially offset by a decrease in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed during the three months ended June 30, 2012, was adversely impacted by a decrease in the average selling prices for used premium luxury and import vehicles. The prior year benefited from the supply and demand imbalances resulting from the Japan supply constraints. Additionally, wholesale values of used vehicles have decreased as compared to the prior year.
Same store gross profit per used vehicle retailed decreased during the three months ended June 30, 2012, as compared to the same period in 2011, due in part to compressed margins on certified pre-owned vehicles.
First Six Months 2012 compared to First Six Months 2011
Same store retail used vehicle revenue increased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in same store unit volume, partially offset by a decrease in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.

Same store revenue per used vehicle retailed during the six months ended June 30, 2012, was adversely impacted by a decrease in the average selling prices for used premium luxury and import vehicles. The prior year benefited from the supply and demand imbalances resulting from the Japan supply constraints. Additionally, wholesale values of used vehicles have decreased as compared to the prior year.
Same store gross profit per used vehicle retailed decreased during the six months ended June 30, 2012, as compared to the same period in 2011, due in part to compressed margins on certified pre-owned vehicles.
Used Vehicle Inventories
Used vehicle inventories were $323.3 million or 31 days supply at June 30, 2012, compared to $286.3 million or 31 days supply at December 31, 2011, and $345.4 million or 36 days supply at June 30, 2011.

Parts and Service

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$602.5	$572.0	$30.5	5.3	$1,202.4	$1,142.0	$60.4	5.3
Gross Profit	$253.4	$245.2	$8.2	3.3	$503.6	$489.7	$13.9	2.8
Gross profit as a percentage of revenue	42.1%	42.9%			41.9%	42.9%
Same Store:
Revenue	$601.1	$572.0	$29.1	5.1	$1,194.1	$1,142.0	$52.1	4.6
Gross Profit	$252.8	$245.2	$7.6	3.1	$499.9	$489.7	$10.2	2.1
Gross profit as a percentage of revenue	42.1%	42.9%			41.9%	42.9%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales.
Second Quarter 2012 compared to Second Quarter 2011
During the three months ended June 30, 2012, same store parts and service gross profit increased as compared to the same period in 2011, primarily due to increases in gross profit associated with the preparation of vehicles for sale of $7.5 million and customer-pay service of $2.5 million, partially offset by a decline in gross profit associated with warranty of $1.9 million.
Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle sales volume. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Warranty gross profit was adversely impacted during the three months ended June 30, 2012, by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.
Gross profit as a percentage of revenue decreased as compared to the prior year period due to our customer retention strategy, which includes driving sales of lower margin maintenance services to build customer loyalty, as well as expanding our parts wholesale and collision operations. We believe that gross profit as a percentage of revenue should remain relatively stable within each of these lines of business for the remainder of 2012. However, there can be no assurance that it will not decrease further.
First Six Months 2012 compared to First Six Months 2011
During the six months ended June 30, 2012, same store parts and service gross profit increased as compared to the same period in 2011, primarily due to increases in gross profit associated with the preparation of vehicles for sale of $13.7 million and customer-pay service of $4.8 million, partially offset by a decline in gross profit associated with warranty of $7.3 million.
Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle sales volume. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Warranty gross profit was adversely impacted during the six months ended June 30, 2012, by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.
Gross profit as a percentage of revenue decreased as compared to the prior year period due to our customer retention strategy, which includes driving sales of lower margin maintenance services to build customer loyalty, as well as expanding our parts wholesale and collision operations. We believe that gross profit as a percentage of revenue should remain relatively stable within each of these lines of business for the remainder of 2012. However, there can be no assurance that it will not decrease further.

Finance and Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$145.1	$117.0	$28.1	24.0	$275.3	$227.7	$47.6	20.9
Gross profit per vehicle retailed	$1,282	$1,236	$46	3.7	$1,247	$1,183	$64	5.4
Same Store:
Revenue and gross profit	$144.8	$117.0	$27.8	23.8	$273.2	$227.7	$45.5	20.0
Gross profit per vehicle retailed	$1,283	$1,236	$47	3.8	$1,249	$1,183	$66	5.6

Second Quarter 2012 compared to Second Quarter 2011
Same store finance and insurance revenue and gross profit increased during the three months ended June 30, 2012, as compared to the same period in 2011, due to an increase in new and used unit sales and an increase in same store finance and insurance revenue and gross profit per vehicle retailed. Finance and insurance revenue and gross profit during the three months ended June 30, 2012, were also impacted by a favorable adjustment of $3.8 million ($2.4 million after-tax) associated with certain product maintenance contracts. This benefit was partially offset by a decrease in retrospective commissions.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in product penetration, an increase in margin on product contracts sold, more customers financing vehicles through our stores, and an increase in amounts financed per transaction. These increases were partially offset by a decrease in revenue associated with arranging customer financing.
First Six Months 2012 compared to First Six Months 2011
Same store finance and insurance revenue and gross profit increased during the six months ended June 30, 2012, as compared to the same period in 2011, due to an increase in new and used unit sales and an increase in same store finance and insurance revenue and gross profit per vehicle retailed. Finance and insurance revenue and gross profit during the six months ended June 30, 2012, were also impacted by a favorable adjustment of $3.8 million ($2.4 million after-tax) associated with certain product maintenance contracts. This benefit was partially offset by a decrease in retrospective commissions.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in product penetration, an increase in margin on product contracts sold, more customers financing vehicles through our stores, an increase in amounts financed per transaction, and an increase in revenue associated with arranging customer financing.

Segment Results
In the following table, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue
Domestic	$1,295.1	$1,145.0	$150.1	13.1	$2,524.2	$2,241.1	$283.1	12.6
Import	1,475.8	1,165.9	309.9	26.6	2,842.4	2,423.4	419.0	17.3
Premium Luxury	1,093.4	989.2	104.2	10.5	2,115.6	1,907.2	208.4	10.9
Total segment revenue	3,864.3	3,300.1	564.2	17.1	7,482.2	6,571.7	910.5	13.9
Corporate and other	40.2	36.2	4.0	11.0	79.3	75.7	3.6	4.8
Total consolidated revenue	$3,904.5	$3,336.3	$568.2	17.0	$7,561.5	$6,647.4	$914.1	13.8
*Segment income
Domestic	$53.6	$46.4	$7.2	15.5	$103.3	$89.1	$14.2	15.9
Import	67.2	62.5	4.7	7.5	129.1	117.4	11.7	10.0
Premium Luxury	68.3	59.8	8.5	14.2	127.1	117.4	9.7	8.3
Total segment income	189.1	168.7	20.4	12.1	359.5	323.9	35.6	11.0
Corporate and other	(35.7)	(35.2)	(0.5)		(68.1)	(61.6)	(6.5)
Floorplan interest expense	10.8	10.9	0.1		21.5	22.1	0.6
Operating income	$164.2	$144.4	$19.8	13.7	$312.9	$284.4	$28.5	10.0

* Segment income for each of our segments is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	21,993	18,751	3,242	17.3	42,506	36,487	6,019	16.5
Import	33,715	23,366	10,349	44.3	64,753	52,596	12,157	23.1
Premium Luxury	11,279	9,707	1,572	16.2	21,244	18,451	2,793	15.1
	66,987	51,824	15,163	29.3	128,503	107,534	20,969	19.5
As of March 31, 2012, we revised the basis of segmentation for our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation. We have five Audi franchises for which we reclassified revenue of $47.6 million and segment income of $3.2 million for the three months ended June 30, 2011, and revenue of $87.3 million and segment income of $5.7 million for the six months ended June 30, 2011.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,295.1	$1,145.0	$150.1	13.1	$2,524.2	$2,241.1	$283.1	12.6
Segment income	$53.6	$46.4	$7.2	15.5	$103.3	$89.1	$14.2	15.9
Retail new vehicle unit sales	21,993	18,751	3,242	17.3	42,506	36,487	6,019	16.5

Second Quarter 2012 compared to Second Quarter 2011
Domestic revenue increased during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle revenue and unit sales increased for all three domestic manufacturers as compared to the second quarter of 2011.
Domestic segment income increased during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit. Domestic segment income also benefited from an increase in new vehicle unit volume and revenue per new vehicle retailed. Increases in Domestic segment income were partially offset by an increase in variable expenses.
First Six Months 2012 compared to First Six Months 2011
Domestic revenue increased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle revenue and unit sales increased for all three domestic manufacturers as compared to the prior year.
Domestic segment income increased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit. Domestic segment income also benefited from an increase in new vehicle unit volume and revenue per new vehicle retailed. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,475.8	$1,165.9	$309.9	26.6	$2,842.4	$2,423.4	$419.0	17.3
Segment income	$67.2	$62.5	$4.7	7.5	$129.1	$117.4	$11.7	10.0
Retail new vehicle unit sales	33,715	23,366	10,349	44.3	64,753	52,596	12,157	23.1

Second Quarter 2012 compared to Second Quarter 2011
Import revenue increased during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in new vehicle unit volume was primarily due to significantly improved inventory levels of vehicles produced by Japanese manufacturers, as well as to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Import segment income increased during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit. The increase in Import segment income was partially offset by an increase in variable expenses.
First Six Months 2012 compared to First Six Months 2011
Import revenue increased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in new vehicle unit volume was primarily due to significantly improved inventory levels of vehicles produced by Japanese manufacturers, as well as to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Import segment income increased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit. Import segment income also benefited from an increase in new vehicle unit volume. Increases in Import segment income were partially offset by an increase in variable expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,093.4	$989.2	$104.2	10.5	$2,115.6	$1,907.2	$208.4	10.9
Segment income	$68.3	$59.8	$8.5	14.2	$127.1	$117.4	$9.7	8.3
Retail new vehicle unit sales	11,279	9,707	1,572	16.2	21,244	18,451	2,793	15.1

Second Quarter 2012 compared to Second Quarter 2011
Premium Luxury revenue increased during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to significantly improved inventory levels of vehicles produced by a Japanese manufacturer, as well as replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted new unit volume. Revenue per new vehicle retailed decreased primarily due to a shift in mix toward vehicles produced by a Japanese manufacturer, which have relatively lower average selling prices.
Premium Luxury segment income increased during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit. Premium Luxury segment income also benefited from an increase in new vehicle unit volume. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.
First Six Months 2012 compared to First Six Months 2011
Premium Luxury revenue increased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to significantly improved inventory levels of vehicles produced by a Japanese manufacturer, as well as replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and accelerated product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Premium Luxury segment income increased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit. Premium Luxury segment income also benefited from an increase in new vehicle unit volume. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses. The prior year period was also more favorably impacted by a higher amount of certain performance-based manufacturer incentives as noted above in the “New Vehicle” section.

Selling, General, and Administrative Expenses
Our Selling, General, and Administrative expenses (“SG&A”) consist primarily of compensation, including store and corporate salaries, commissions, and incentive-based compensation, as well as advertising (net of reimbursement-based manufacturer advertising rebates), and store and corporate overhead expenses, which include occupancy costs, legal, accounting, and professional services, and general corporate expenses. The following table presents the major components of our SG&A.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$289.0	$269.5	$(19.5)	(7.2)	$578.9	$539.4	$(39.5)	(7.3)
Advertising	34.7	32.0	(2.7)	(8.4)	66.4	62.9	(3.5)	(5.6)
Store and corporate overhead	114.9	116.1	1.2	1.0	226.2	223.0	(3.2)	(1.4)
Total	$438.6	$417.6	$(21.0)	(5.0)	$871.5	$825.3	$(46.2)	(5.6)

SG&A as a % of total gross profit:
Compensation	46.0	46.2	20	bps	47.0	46.9	(10)	bps
Advertising	5.5	5.5	—	bps	5.4	5.5	10	bps
Store and corporate overhead	18.3	19.9	160	bps	18.4	19.4	100	bps
Total	69.8	71.6	180	bps	70.8	71.8	100	bps
Second Quarter 2012 compared to Second Quarter 2011
SG&A expenses increased during the three months ended June 30, 2012, as compared to the same period in 2011, due to a performance-driven increase in compensation expense, and an increase in gross advertising expenditures. These increases were partially offset by an increase in advertising reimbursements from manufacturers and a decrease in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 69.8% during the three months ended June 30, 2012, from 71.6% in the same period in 2011, resulting from our continued effective management of our cost structure and improved gross profit.
First Six Months 2012 compared to First Six Months 2011
SG&A expenses increased during the six months ended June 30, 2012, as compared to the same period in 2011, due to a performance-driven increase in compensation expense, an increase in gross advertising expenditures, which was partially offset by an increase in advertising reimbursements from manufacturers, and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 70.8% during the six months ended June 30, 2012, from 71.8% in the same period in 2011, resulting from our continued effective management of our cost structure and improved gross profit. Gross profit in the prior year period was favorably impacted by certain performance-based manufacturer incentives related to premium luxury vehicles previously sold. These incentives were $5.0 million higher during the six months ended June 30, 2011, as compared to the six months ended June 30, 2012.
Non-Operating Income (Expense)
Floorplan Interest Expense
Second Quarter 2012 compared to Second Quarter 2011
Floorplan interest expense was $10.8 million for the three months ended June 30, 2012, as compared to $10.9 million for the same period in 2011. Floorplan interest expense was relatively flat as compared to the prior year due to higher average vehicle floorplan balances being offset by lower negotiated floorplan interest rates.
First Six Months 2012 compared to First Six Months 2011
Floorplan interest expense was $21.5 million for the six months ended June 30, 2012, as compared to $22.1 million for the same period in 2011. The decrease in floorplan interest expense of $0.6 million during the six months ended June 30, 2012, is primarily the result of lower negotiated floorplan interest rates, partially offset by higher average vehicle floorplan balances.

Other Interest Expense
Other interest expense was incurred primarily on borrowings under our term loan facility, revolving credit facility, mortgage facility, and outstanding senior unsecured notes.
Second Quarter 2012 compared to Second Quarter 2011
Other interest expense was $22.5 million for the three months ended June 30, 2012, compared to $15.9 million for the same period in 2011. The increase in other interest expense of $6.6 million was due to a $6.8 million increase resulting from higher levels of debt outstanding during the year associated with our 5.5% Senior Notes due 2020, revolving credit facility, and capital leases. This increase was partially offset by a $0.7 million decrease in interest expense resulting from lower interest rates on our term loan facility.
First Six Months 2012 compared to First Six Months 2011
Other interest expense was $43.0 million for the six months ended June 30, 2012, compared to $32.2 million for the same period in 2011. The increase in other interest expense of $10.8 million was due to an $11.6 million increase resulting from higher levels of debt outstanding during the year associated with our 5.5% Senior Notes due 2020, revolving credit facility, and capital leases. This increase was partially offset by a $1.3 million decrease in interest expense resulting from lower interest rates on our term loan facility.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Second Quarter 2012 compared to Second Quarter 2011
Our effective income tax rate was 39.0% for the three months ended June 30, 2012, and 38.1% for the three months ended June 30, 2011.
First Six Months 2012 compared to First Six Months 2011
Our effective income tax rate was 38.8% for the six months ended June 30, 2012, and 38.3% for the six months ended June 30, 2011.
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
Second Quarter 2012 compared to Second Quarter 2011
We had a loss from discontinued operations, net of income taxes, totaling $0.4 million during the three months ended June 30, 2012, and $1.4 million during the three months ended June 30, 2011. The loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2012, was primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed.
First Six Months 2012 compared to First Six Months 2011
We had a loss from discontinued operations, net of income taxes, totaling $0.9 million during the six months ended June 30, 2012, and $2.3 million during the six months ended June 30, 2011. The loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2011, was primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	June 30, 2012		December 31, 2011
Cash and Cash Equivalents	$62.1		$86.6
Revolving Credit Facility	$465.5	(1)	$648.5	(2)
Secured Used Vehicle Floorplan Facilities (3)	$81.7		$75.4

(1)	As limited by the applicable maximum leverage ratio contained in our credit agreement. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on aggregate borrowings outstanding of $495.0 million and outstanding letters of credit of $56.5 million at December 31, 2011. See “Long-Term Debt – Credit Agreement” for additional information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At June 30, 2012, surety bonds, letters of credit, and cash deposits totaled $91.3 million, including $56.5 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2012	2011	2012	2011
Shares repurchased	3.7	3.4	15.4	5.1
Aggregate purchase price	$126.2	$110.9	$531.6	$169.7
Average purchase price per share	$33.99	$33.04	$34.54	$32.97

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
As of June 30, 2012, $118.2 million remained available under our stock repurchase authorization limit. In July 2012, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of July 18, 2012, $368.2 million remained available under our stock repurchase authorization limit.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Purchases of property and equipment, including operating lease buy-outs (1)	$47.9	$38.9	$77.0	$63.6

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $155 million in 2012, primarily related to our store facilities.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Cash received from (used in) business acquisitions, net	$—	$—	$—	$(64.2)
Cash received from (used in) business divestitures, net	$—	$—	$—	$1.2

Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of June 30, 2012, and December 31, 2011.

(In millions)	June 30, 2012	December 31, 2011
7% Senior Notes due 2014	$—	$14.7
6.75% Senior Notes due 2018	395.3	395.0
5.5% Senior Notes due 2020	350.0	—
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	530.0	495.0
Mortgage facility (1)	207.5	211.5
Capital leases due from 2012 to 2031	45.7	30.8
	2,028.5	1,647.0
Less: current maturities	(28.2)	(12.6)
Long-term debt, net of current maturities	$2,000.3	$1,634.4

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
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
At June 30, 2012, we had outstanding $395.3 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016.
As of June 30, 2012, we had borrowings outstanding of $530.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at June 30, 2012, leaving an additional borrowing capacity under the revolving credit facility of $613.5 million at June 30, 2012. This borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $465.5 million as of June 30, 2012.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $1.5 billion at June 30, 2012, and $1.4 billion at December 31, 2011. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $639.4 million at June 30, 2012, and $536.5 million at December 31, 2011, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At June 30, 2012, the aggregate capacity under our used vehicle floorplan facilities was $275.0 million. As of that date, $141.0 million had been borrowed under those facilities, and the remaining borrowing capacity of $134.0 million was limited to $81.7 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At June 30, 2012, we had $207.5 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At June 30, 2012, we had capital lease obligations of $45.7 million.
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

As of June 30, 2012, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at June 30, 2012, our leverage ratio and capitalization ratio were as follows:

	June 30, 2012
	Requirement	Actual
Leverage ratio	< 3.75x	3.05x
Capitalization ratio	< 65.0%	57.6%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Six Months Ended
	June 30,
(In millions)	2012	2011
Net cash provided by operating activities	$119.5	$125.1
Net cash used in investing activities	$(74.8)	$(128.7)
Net cash used in financing activities	$(69.2)	$(9.7)

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
Net cash provided by operating activities decreased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, purchases and sales of investments, and other transactions.
Net cash used in investing activities decreased during the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to a decrease in activity from business acquisitions.
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we project that 2012 capital expenditures, including accrued construction in progress, will be approximately $155 million.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and stock option exercises.
During the six months ended June 30, 2012, we repurchased 15.4 million shares of common stock for an aggregate purchase price of $531.6 million (average purchase price per share of $34.54), including repurchases for which settlement occurred subsequent to June 30, 2012. During the six months ended June 30, 2012, 36,935 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the six months ended June 30, 2011, we repurchased 5.1 million shares of common stock for an aggregate purchase price of $169.7 million (average purchase price per share of $32.97). During the six months ended June 30, 2011, 31,297 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the six months ended June 30, 2012, we borrowed $715.0 million and repaid $680.0 million under our revolving credit facility, for net borrowings of $35.0 million. During the six months ended June 30, 2011, we borrowed $250.0 million and repaid $155.0 million under our revolving credit facility, for net borrowings of $95.0 million.
On February 1, 2012, we issued $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. See “Long-Term Debt - Senior Unsecured Notes” above for additional information regarding our 5.5% Senior Notes due 2020. Cash flows from financing activities reflect cash payments of $6.0 million for debt issuance costs that will be amortized to expense over the term of the related debt.
Cash flows from financing activities include changes in vehicle floorplan payable - non-trade totaling net proceeds of $102.9 million for the six months ended June 30, 2012, and $15.0 million for the six months ended June 30, 2011.
During the six months ended June 30, 2012, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options and a decrease in the related tax benefit from the exercise of stock options as compared to the same period in 2011.
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

•
Our largest stockholders, as a result of their ownership stakes in us, have the ability to exert substantial influence over actions to be taken or approved by our stockholders or Board of Directors. In addition, future share repurchases and fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.

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
We had $2.1 billion of variable rate vehicle floorplan payable at June 30, 2012, and $1.9 billion at December 31, 2011. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $21.2 million at June 30, 2012, and $19.0 million at December 31, 2011, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $1.0 billion of other variable rate debt outstanding at June 30, 2012, and $1.0 billion at December 31, 2011. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $10.3 million at June 30, 2012, and $10.0 million at December 31, 2011.
Our fixed rate debt, primarily consisting of amounts outstanding under senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of June 30, 2012, and totaled $652.0 million and had a fair value of $675.6 million as of December 31, 2011.

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
We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 183 of our 215 stores as of June 30, 2012.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2011 Form 10-K:
Our largest stockholders, as a result of their ownership stakes in us, have the ability to exert substantial influence over actions to be taken or approved by our stockholders or Board of Directors. In addition, future share repurchases and fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
As of July 18, 2012, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 55% of the outstanding shares of our common stock. As a result, ESL has the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
As of July 18, 2012, Cascade Investment, L.L.C. (“Cascade”), which is solely owned by William H. Gates III, beneficially owns approximately 13% of the outstanding shares of our common stock, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which William H. Gates III is a co-trustee, beneficially owns approximately 2% of the outstanding shares of our common stock. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, is one of our directors. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. In the fourth quarter of 2011, the Trust publicly disclosed an intent to reduce its ownership to below 2% of our common stock. Based on public filings made with the SEC, in the fourth quarter of 2011, ESL and the Trust disposed of approximately 7.3 million and 5.7 million shares of our common stock, respectively, and in the first quarter of 2012, ESL and the Trust disposed of approximately 6.3 million and 2.7 million shares of our common stock, respectively. In the first half of 2012, also based on public filings made with the SEC, Cascade acquired 2.5 million shares of our common stock. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, ESL, Cascade, the Trust, our executive officers, and our directors beneficially own approximately 74% of our outstanding shares as of July 18, 2012. Future share repurchases by the Company, together with any future share purchases by our affiliates, will further reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
April 1, 2012 - April 30, 2012	2,481,800	$33.64	2,481,800	$160.9
May 1, 2012 - May 31, 2012	832,558	$34.77	832,558	$132.0
June 1, 2012 - June 30, 2012	426,409	$34.57	398,106	$118.2
Total	3,740,767		3,712,464

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On July 18, 2012, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. With the increased authorization, as of July 18, 2012, $368.2 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. In the second quarter of 2012, all stock repurchases were made pursuant to our Board’s authorization, except for 28,303 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*
AutoNation, Inc. Senior Executive Incentive Bonus Plan, approved by the Company’s Board of Directors on February 1, 2012 and by the Company’s stockholders on May 9, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	July 19, 2012	By:	/s/ Michael J. Stephan
Michael J. Stephan Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)