Form 10-Q
period 2012-09-30
AUTONATION, INC.
filed 2012-10-25
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of October 23, 2012, the registrant had 121,762,984 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98.6	$86.6
Receivables, net	514.2	587.4
Inventory	2,142.1	1,809.2
Other current assets	203.4	193.0
Total Current Assets	2,958.3	2,676.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $813.0 million and $756.8 million, respectively	2,007.7	1,950.7
GOODWILL	1,172.2	1,172.2
OTHER INTANGIBLE ASSETS, NET	213.7	217.8
OTHER ASSETS	211.1	181.9
Total Assets	$6,563.0	$6,198.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,559.4	$1,362.3
Vehicle floorplan payable - non-trade	641.4	536.5
Accounts payable	218.2	202.4
Current maturities of long-term debt	28.2	12.6
Other current liabilities	386.6	348.8
Total Current Liabilities	2,833.8	2,462.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,864.1	1,634.4
DEFERRED INCOME TAXES	77.8	62.3
OTHER LIABILITIES	148.8	144.9
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at September 30, 2012, and December 31, 2011, including shares held in treasury	1.6	1.6
Additional paid-in capital	24.6	19.6
Retained earnings	2,879.8	2,646.6
Treasury stock, at cost; 41,911,670 and 27,777,625 shares held, respectively	(1,267.5)	(773.2)
Total Shareholders’ Equity	1,638.5	1,894.6
Total Liabilities and Shareholders’ Equity	$6,563.0	$6,198.8
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
New vehicle	$2,240.5	$1,881.6	$6,430.9	$5,413.3
Used vehicle	936.4	911.9	2,802.6	2,630.6
Parts and service	596.8	578.0	1,799.2	1,720.0
Finance and insurance, net	147.0	121.9	422.3	349.6
Other	13.1	13.1	40.3	40.4
TOTAL REVENUE	3,933.8	3,506.5	11,495.3	10,153.9
Cost of sales:
New vehicle	2,095.8	1,743.4	6,006.7	5,013.1
Used vehicle	863.7	845.4	2,571.7	2,407.4
Parts and service	345.0	336.1	1,043.8	988.4
Other	6.7	6.4	19.5	20.2
TOTAL COST OF SALES	3,311.2	2,931.3	9,641.7	8,429.1
Gross Profit:
New vehicle	144.7	138.2	424.2	400.2
Used vehicle	72.7	66.5	230.9	223.2
Parts and service	251.8	241.9	755.4	731.6
Finance and insurance	147.0	121.9	422.3	349.6
Other	6.4	6.7	20.8	20.2
TOTAL GROSS PROFIT	622.6	575.2	1,853.6	1,724.8
Selling, general, and administrative expenses	435.8	411.4	1,307.3	1,236.7
Depreciation and amortization	22.9	20.9	64.9	62.7
Franchise rights impairment	—	—	4.2	—
Other expenses (income), net	0.2	(1.2)	0.6	(3.1)
OPERATING INCOME	163.7	144.1	476.6	428.5
Non-operating income (expense) items:
Floorplan interest expense	(11.4)	(9.7)	(32.9)	(31.8)
Other interest expense	(22.2)	(16.4)	(65.2)	(48.6)
Interest income	—	—	0.2	0.6
Other income (loss), net	2.5	(2.4)	3.1	(0.2)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	132.6	115.6	381.8	348.5
Income tax provision	50.7	44.9	147.4	134.2
NET INCOME FROM CONTINUING OPERATIONS	81.9	70.7	234.4	214.3
Loss from discontinued operations, net of income taxes	(0.3)	—	(1.2)	(2.3)
NET INCOME	$81.6	$70.7	$233.2	$212.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.68	$0.49	$1.88	$1.46
Discontinued operations	$—	$—	$(0.01)	$(0.02)
Net income	$0.67	$0.49	$1.87	$1.44
Weighted average common shares outstanding	121.2	144.4	124.4	146.9
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.66	$0.48	$1.85	$1.43
Discontinued operations	$—	$—	$(0.01)	$(0.02)
Net income	$0.66	$0.48	$1.84	$1.42
Weighted average common shares outstanding	123.4	147.0	126.4	149.5
COMMON SHARES OUTSTANDING, net of treasury stock	121.7	141.4	121.7	141.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
December 31, 2011	163,562,149	$1.6	$19.6	$2,646.6	$(773.2)	$1,894.6
Net income	—	—	—	233.2	—	233.2
Repurchases of common stock	—	—	—	—	(533.2)	(533.2)
Stock-based compensation expense	—	—	15.2	—	—	15.2
Shares awarded under stock-based compensation plans, including income tax benefit of $8.0	—	—	(10.2)	—	38.9	28.7
September 30, 2012	163,562,149	$1.6	$24.6	$2,879.8	$(1,267.5)	$1,638.5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2012	2011
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$233.2	$212.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1.2	2.3
Depreciation and amortization	64.9	62.7
Amortization of debt issuance costs and discounts	4.2	3.2
Stock-based compensation expense	15.2	15.7
Deferred income tax provision	15.4	15.9
Non-cash impairment charges	0.3	—
Franchise rights impairment	4.2	—
Net gain on asset sales and dispositions	(0.2)	(3.0)
Other	(2.6)	(0.2)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	71.7	57.5
Inventory	(332.9)	277.6
Other assets	(25.2)	(10.5)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	197.1	(336.7)
Accounts payable	17.1	5.0
Other liabilities	48.8	9.3
Net cash provided by continuing operations	312.4	310.8
Net cash provided by (used in) discontinued operations	(0.7)	0.3
Net cash provided by operating activities	311.7	311.1
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(107.8)	(113.8)
Property operating lease buy-outs	(16.8)	(13.8)
Proceeds from the sale of property and equipment	0.6	3.0
Proceeds from assets held for sale	11.8	9.0
Insurance recoveries on property and equipment	1.0	—
Cash used in business acquisitions, net of cash acquired	—	(64.2)
Proceeds from the sale of restricted investments	0.4	—
Cash received from business divestitures, net of cash relinquished	—	4.9
Other	(3.0)	0.2
Net cash used in continuing operations	(113.8)	(174.7)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(113.8)	(174.7)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2012	2011
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(538.3)	(335.0)
Proceeds from revolving credit facility	820.0	300.0
Payment of revolving credit facility	(920.0)	(180.0)
Proceeds from 5.5% Senior Notes due 2020	350.0	—
Payment of 7% Senior Notes due 2014	(14.7)	—
Payment of debt issuance costs	(6.0)	—
Net proceeds from (payments of) vehicle floorplan payable - non-trade	104.9	(28.3)
Payments of mortgage facilities	(6.0)	(5.7)
Payments of capital leases	(4.5)	(0.5)
Proceeds from the exercise of stock options	20.7	66.3
Excess tax benefit from stock-based awards	8.0	19.0
Net cash used in continuing operations	(185.9)	(164.2)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(185.9)	(164.2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12.0	(27.8)
CASH AND CASH EQUIVALENTS at beginning of period	86.6	95.1
CASH AND CASH EQUIVALENTS at end of period	$98.6	$67.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2012, we owned and operated 261 new vehicle franchises from 215 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and automotive repair and maintenance services (also referred to as “parts and service”), and automotive finance and insurance products (also referred to as “finance and insurance”), including the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made by AutoNation in the accompanying Unaudited Condensed Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations, and certain assumptions related to stock-based compensation.
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
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standard update that amends the accounting guidance on testing indefinite-lived intangible assets for impairment. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments in this accounting standard update are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. We test indefinite-lived intangible assets for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2012	December 31, 2011
Trade receivables	$96.4	$94.3
Manufacturer receivables	124.0	138.4
Other	36.3	41.4
	256.7	274.1
Less: Allowances	(3.1)	(3.0)
	253.6	271.1
Contracts-in-transit and vehicle receivables	260.6	306.1
Income tax refundable (see Note 6)	—	10.2
Receivables, net	$514.2	$587.4

Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2012	December 31, 2011
New vehicles	$1,722.5	$1,397.1
Used vehicles	287.6	286.3
Parts, accessories, and other	132.0	125.8
	$2,142.1	$1,809.2

The components of vehicle floorplan payable are as follows:

	September 30, 2012	December 31, 2011
Vehicle floorplan payable - trade	$1,559.4	$1,362.3
Vehicle floorplan payable - non-trade	641.4	536.5
	$2,200.8	$1,898.8

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
Our floorplan facilities utilize LIBOR-based interest rates, which averaged 2.1% for the nine months ended September 30, 2012, and 2.4% for the nine months ended September 30, 2011. At September 30, 2012, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $310.0 million, of which $111.8 million had been borrowed. The remaining borrowing capacity of $198.2 million was limited to $93.0 million based on the eligible used vehicle inventory that could have been pledged as collateral. At September 30, 2012, the aggregate capacity under all of our floorplan facilities to finance vehicles was approximately $3.0 billion, of which $2.2 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	September 30, 2012	December 31, 2011
Goodwill	$1,172.2	$1,172.2

Franchise rights - indefinite-lived	$208.9	$212.6
Other intangibles	8.9	8.4
	217.8	221.0
Less: accumulated amortization	(4.1)	(3.2)
Other intangible assets, net	$213.7	$217.8

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT
Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
7% Senior Notes due 2014	$—	$14.7
6.75% Senior Notes due 2018	395.5	395.0
5.5% Senior Notes due 2020	350.0	—
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	395.0	495.0
Mortgage facility (1)	205.4	211.5
Capital leases	46.4	30.8
	1,892.3	1,647.0
Less: current maturities	(28.2)	(12.6)
Long-term debt, net of current maturities	$1,864.1	$1,634.4
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
On February 1, 2012, we issued $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
On April 16, 2012, we redeemed all of our outstanding 7% Senior Notes due 2014 at 100% of principal, for which we paid $15.2 million (which included accrued and unpaid interest).
At September 30, 2012, we had outstanding $395.5 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of September 30, 2012, we had borrowings outstanding of $395.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at September 30, 2012, leaving an additional borrowing capacity under the revolving credit facility of $748.5 million at September 30, 2012. This borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $694.9 million as of September 30, 2012.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Debt
At September 30, 2012, we had $205.4 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At September 30, 2012, we had capital lease obligations of $46.4 million, which are due at various dates through 2032.
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
Under the terms of our credit agreement, at September 30, 2012, our leverage ratio and capitalization ratio were as follows:

	September 30, 2012
	Requirement	Actual
Leverage ratio	< 3.75x	2.74x
Capitalization ratio	< 65.0%	56.4%

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
Income taxes payable included in Other Current Liabilities totaled $0.7 million at September 30, 2012. Income taxes refundable included in Receivables, Net totaled $10.2 million at December 31, 2011.
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

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Shares repurchased	—	5.7	15.4	10.8
Aggregate purchase price	$—	$195.9	$531.6	$365.6
Average purchase price per share	$—	$34.66	$34.54	$33.85

In July 2012, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of September 30, 2012, $368.2 million remained available under our stock repurchase authorization limit.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Shares issued	1.1	1.4	1.2	3.8
Proceeds from the exercise of stock options	$20.3	$26.3	$22.1	$66.3
Average exercise price per share	$18.56	$18.35	$18.46	$17.54

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise (in actual number of shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Shares issued	5,000	—	160,740	163,892
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise	43,459	11,688	80,394	42,985

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	EARNINGS PER SHARE
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
The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding used in calculating basic earnings per share	121.2	144.4	124.4	146.9
Effect of dilutive stock options	2.2	2.6	2.0	2.6
Weighted average common and common equivalent shares used in calculating diluted earnings per share	123.4	147.0	126.4	149.5

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Anti-dilutive options excluded from the computation of diluted earnings per share	0.9	0.4	0.9	0.4

9.	ACQUISITIONS
We did not purchase any automotive retail franchises during the nine months ended September 30, 2012. We purchased one automotive retail franchise and related assets during the nine months ended September 30, 2011, for which we paid in cash $64.2 million.

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2012 to 2034 are approximately $57 million at September 30, 2012. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2012. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2012, surety bonds, letters of credit, and cash deposits totaled $91.5 million, including $56.5 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
We received no proceeds for assets held for sale in discontinued operations during the nine months ended September 30, 2012. We received $4.9 million in proceeds (net of cash relinquished) during the same period in 2011 related to discontinued operations.
We had assets held for sale in discontinued operations of $51.6 million at September 30, 2012, and $51.7 million at December 31, 2011, primarily related to real estate we have not yet sold associated with stores that have been closed. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information.

12.	SEGMENT INFORMATION
At September 30, 2012 and 2011, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. As of March 31, 2012, we revised the basis of segmentation for our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation. We have five Audi franchises for which we reclassified revenue of $49.5 million and segment income of $3.9 million for the three months ended September 30, 2011, and revenue of $136.9 million and segment income of $9.5 million for the nine months ended September 30, 2011.

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
Reportable segment revenue and segment income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Domestic	$1,285.0	$1,204.4	$3,809.2	$3,445.5
Import	1,523.3	1,268.8	4,365.7	3,692.1
Premium Luxury	1,086.4	998.2	3,202.0	2,905.4
Total segment revenue	3,894.7	3,471.4	11,376.9	10,043.0
Corporate and other	39.1	35.1	118.4	110.9
Total consolidated revenue	$3,933.8	$3,506.5	$11,495.3	$10,153.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Segment income*:
Domestic	$51.9	$46.7	$155.2	$135.8
Import	69.0	61.1	198.1	178.4
Premium Luxury	62.9	53.4	190.0	170.8
Total segment income	183.8	161.2	543.3	485.0
Corporate and other	(31.5)	(26.8)	(99.6)	(88.3)
Other interest expense	(22.2)	(16.4)	(65.2)	(48.6)
Interest income	—	—	0.2	0.6
Other income (loss), net	2.5	(2.4)	3.1	(0.2)
Income from continuing operations before income taxes	$132.6	$115.6	$381.8	$348.5
* Segment income for each of our segments is defined as operating income less floorplan interest expense.

13.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, and Chrysler. Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender.
We had receivables from manufacturers or distributors of $124.0 million at September 30, 2012, and $138.4 million at December 31, 2011. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2012, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

•
Fixed rate debt: Our fixed rate debt primarily consists of amounts outstanding under our senior unsecured notes and mortgages. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1). We estimate the fair value of our mortgages using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of the aggregate carrying values and fair values of our fixed rate debt is as follows:

	September 30, 2012	December 31, 2011
Carrying value	$997.3	$652.0
Fair value	$1,086.2	$675.6

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
Goodwill and Other Intangible Assets
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2012, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. During the three and nine months ended September 30, 2012 and 2011, no impairment charges were recorded for the carrying value of goodwill.
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
During the nine months ended September 30, 2012 , we recorded $4.2 million of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement. The non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. We recorded no impairment charges related to franchise rights during the three months ended September 30, 2012.
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
Long-lived Assets Held and Used in Continuing Operations
During the three and nine months ended September 30, 2012 , we fully impaired certain long-lived assets held and used in continuing operations and recorded a non-cash impairment charge of $0.3 million.
During the three and nine months ended September 30, 2011, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations.
Long-lived Assets Held for Sale in Continuing Operations
During the three and nine months ended September 30, 2012 and 2011, no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing operations.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-lived Assets Held for Sale in Discontinued Operations
During the nine months ended September 30, 2012, long-lived assets held for sale in discontinued operations with a carrying amount of $3.8 million were written down to their fair value of $3.7 million, resulting in a non-cash impairment charge of $0.1 million. We recorded no impairment charges during the three months ended September 30, 2012.
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
As of September 30, 2012, we had long-lived assets held for sale of $77.4 million in continuing operations and $49.4 million in discontinued operations.

15.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities related to the increase in property acquired under capital leases of $20.1 million for the nine months ended September 30, 2012, and $24.2 million for the nine months ended September 30, 2011. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments of $85.6 million during the nine months ended September 30, 2012, and $71.4 million during the nine months ended September 30, 2011. We made income tax payments, net of income tax refunds, of $112.2 million during the nine months ended September 30, 2012, and $95.2 million during the nine months ended September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our Audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2012, we owned and operated 261 new vehicle franchises from 215 stores located in major metropolitan markets, predominantly in the Sunbelt region of the United States. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different brands of new vehicles. The core brands of vehicles that we sell, representing approximately 89% of the new vehicles that we sold during the nine months ended September 30, 2012, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, and Chrysler.
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
At September 30, 2012, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. As of March 31, 2012, we revised the basis of segmentation for our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation. We have five Audi franchises for which we reclassified revenue of $49.5 million and segment income of $3.9 million during the three months ended September 30, 2011, and revenue of $136.9 million and segment income of $9.5 million during the nine months ended September 30, 2011.
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
For the nine months ended September 30, 2012, new vehicle sales accounted for approximately 56% of our total revenue, but approximately 23% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue, and approximately 12% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of our total revenue for the nine months ended September 30, 2012, contributed approximately 64% of our total gross profit for the same period.

Results of Operations
Third Quarter 2012 compared to Third Quarter 2011
During the three months ended September 30, 2012, we had net income from continuing operations of $81.9 million or $0.66 per share on a diluted basis, as compared to net income from continuing operations of $70.7 million or $0.48 per share on a diluted basis during the same period in 2011.
First Nine Months 2012 compared to First Nine Months 2011
During the nine months ended September 30, 2012, we had net income from continuing operations of $234.4 million or $1.85 per share on a diluted basis, as compared to net income from continuing operations of $214.3 million or $1.43 per share on a diluted basis during the same period in 2011.
Results for the nine months ended September 30, 2012, were adversely impacted by a non-cash franchise rights impairment charge of $4.2 million ($2.6 million after-tax, or approximately $0.02 per share).

Market Conditions
In the third quarter of 2012, the seasonally adjusted annual rate (“SAAR”) of industry new vehicle sales in the United States was 14.5 million units, an increase of 15% as compared to the new vehicle SAAR of 12.6 million units in the third quarter of 2011.
In the third quarter of 2012, new vehicle industry sales were driven in part by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of nearly 11 years compared to an average age of 9 years during the period from 2000 to 2007. A robust consumer credit environment and an increase in new product offerings from automotive manufacturers were also supportive of a strong selling environment. Further, inventory levels of vehicles produced by Japanese manufacturers were significantly improved as compared to the third quarter of 2011, as vehicle production by Japanese manufacturers was adversely impacted in the third quarter of 2011 by the March 2011 earthquake and tsunami that struck Japan.
Our 2012 industry new vehicle sales forecast continues to be at the mid-14 million unit level, an improvement as compared to 2011 but still below pre-recession levels. However, demand for new vehicles in the fourth quarter of 2012 could be adversely impacted by economic uncertainty, including concerns over U.S. fiscal policy and the “fiscal cliff.” The rate of industry new vehicle unit sales over the past few years has led to a decline in the number of recent-model-year vehicles in operation, our primary service base. We expect the units in operation in our primary service base to begin increasing in 2013, but it may take several years for this service base to return to pre-recession levels.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 51,656 units in new vehicle inventory at September 30, 2012, 43,906 units at December 31, 2011, and 33,914 units at September 30, 2011.
In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $1.1 million at September 30, 2012, and $0.9 million at December 31, 2011.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.4 million at September 30, 2012, and $2.8 million at December 31, 2011.

Critical Accounting Policies and Estimates
We prepare our Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our Unaudited Condensed Consolidated Financial Statements. For additional discussion of our critical accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.
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
As of September 30, 2012, we had long-lived assets held for sale of $77.4 million in continuing operations and $49.4 million in discontinued operations.
During the three and nine months ended September 30, 2012, we recorded a non-cash impairment charge of $0.3 million associated with assets held and used in continuing operations, and we recorded no impairment charges associated with assets held for sale in continuing operations. During the nine months ended September 30, 2012, we recorded a non-cash impairment charge of $0.1 million associated with long-lived assets held for sale in discontinued operations, which is included in Loss from Discontinued Operations in our Unaudited Condensed Consolidated Financial Statements. We recorded no impairment charges during the three months ended September 30, 2012, associated with assets held for sale in discontinued operations.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,240.5	$1,881.6	$358.9	19.1	$6,430.9	$5,413.3	$1,017.6	18.8
Used vehicle	936.4	911.9	24.5	2.7	2,802.6	2,630.6	172.0	6.5
Parts and service	596.8	578.0	18.8	3.3	1,799.2	1,720.0	79.2	4.6
Finance and insurance, net	147.0	121.9	25.1	20.6	422.3	349.6	72.7	20.8
Other	13.1	13.1	—		40.3	40.4	(0.1)
Total revenue	$3,933.8	$3,506.5	$427.3	12.2	$11,495.3	$10,153.9	$1,341.4	13.2
Gross profit:
New vehicle	$144.7	$138.2	$6.5	4.7	$424.2	$400.2	$24.0	6.0
Used vehicle	72.7	66.5	6.2	9.3	230.9	223.2	7.7	3.4
Parts and service	251.8	241.9	9.9	4.1	755.4	731.6	23.8	3.3
Finance and insurance	147.0	121.9	25.1	20.6	422.3	349.6	72.7	20.8
Other	6.4	6.7	(0.3)		20.8	20.2	0.6
Total gross profit	622.6	575.2	47.4	8.2	1,853.6	1,724.8	128.8	7.5
Selling, general, and administrative expenses	435.8	411.4	(24.4)	(5.9)	1,307.3	1,236.7	(70.6)	(5.7)
Depreciation and amortization	22.9	20.9	(2.0)		64.9	62.7	(2.2)
Franchise rights impairment	—	—	—		4.2	—	(4.2)
Other expenses (income), net	0.2	(1.2)	(1.4)		0.6	(3.1)	(3.7)
Operating income	163.7	144.1	19.6	13.6	476.6	428.5	48.1	11.2
Non-operating income (expense) items:
Floorplan interest expense	(11.4)	(9.7)	(1.7)		(32.9)	(31.8)	(1.1)
Other interest expense	(22.2)	(16.4)	(5.8)		(65.2)	(48.6)	(16.6)
Interest income	—	—	—		0.2	0.6	(0.4)
Other income (loss), net	2.5	(2.4)	4.9		3.1	(0.2)	3.3
Income from continuing operations before income taxes	$132.6	$115.6	$17.0	14.7	$381.8	$348.5	$33.3	9.6
Retail vehicle unit sales:
New vehicle	68,350	56,309	12,041	21.4	196,853	163,843	33,010	20.1
Used vehicle	45,643	44,226	1,417	3.2	137,995	129,148	8,847	6.9
	113,993	100,535	13,458	13.4	334,848	292,991	41,857	14.3
Revenue per vehicle retailed:
New vehicle	$32,780	$33,416	$(636)	(1.9)	$32,669	$33,040	$(371)	(1.1)
Used vehicle	$17,779	$17,648	$131	0.7	$17,697	$17,762	$(65)	(0.4)
Gross profit per vehicle retailed:
New vehicle	$2,117	$2,454	$(337)	(13.7)	$2,155	$2,443	$(288)	(11.8)
Used vehicle	$1,588	$1,524	$64	4.2	$1,638	$1,690	$(52)	(3.1)
Finance and insurance	$1,290	$1,213	$77	6.3	$1,261	$1,193	$68	5.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012 (%)	2011 (%)	2012 (%)	2011 (%)
Revenue mix percentages:
New vehicle	57.0	53.7	55.9	53.3
Used vehicle	23.8	26.0	24.4	25.9
Parts and service	15.2	16.5	15.7	16.9
Finance and insurance, net	3.7	3.5	3.7	3.4
Other	0.3	0.3	0.3	0.5
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	23.2	24.0	22.9	23.2
Used vehicle	11.7	11.6	12.5	12.9
Parts and service	40.4	42.1	40.8	42.4
Finance and insurance	23.6	21.2	22.8	20.3
Other	1.1	1.1	1.0	1.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.5	7.3	6.6	7.4
Used vehicle - retail	8.9	8.6	9.3	9.5
Parts and service	42.2	41.9	42.0	42.5
Total	15.8	16.4	16.1	17.0
Selling, general, and administrative expenses	11.1	11.7	11.4	12.2
Operating income	4.2	4.1	4.1	4.2
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	70.0	71.5	70.5	71.7
Operating income	26.3	25.1	25.7	24.8
			September 30, 2012	September 30, 2011
Days supply:
New vehicle (industry standard of selling days, including fleet)			58 days	45 days
Used vehicle (trailing calendar month days) (1)			29 days	30 days

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2012	2011	Variance	2012	2011	Variance
Floorplan assistance	$18.8	$15.7	$3.1	$54.5	$44.7	$9.8
Floorplan interest expense (new vehicles)	(10.9)	(9.1)	(1.8)	(31.6)	(30.0)	(1.6)
Net new vehicle inventory carrying benefit	$7.9	$6.6	$1.3	$22.9	$14.7	$8.2

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,238.5	$1,881.6	$356.9	19.0	$6,390.0	$5,413.3	$976.7	18.0
Used vehicle	932.6	911.9	20.7	2.3	2,776.6	2,630.6	146.0	5.6
Parts and service	595.3	578.0	17.3	3.0	1,789.4	1,720.0	69.4	4.0
Finance and insurance, net	146.7	121.9	24.8	20.3	419.9	349.6	70.3	20.1
Other	13.0	13.1	(0.1)		40.0	40.4	(0.4)
Total revenue	$3,926.1	$3,506.5	$419.6	12.0	$11,415.9	$10,153.9	$1,262.0	12.4
Gross profit:
New vehicle	$144.6	$138.2	$6.4	4.6	$421.5	$400.2	$21.3	5.3
Used vehicle	72.4	66.5	5.9	8.9	229.3	223.2	6.1	2.7
Parts and service	251.2	241.9	9.3	3.8	751.1	731.6	19.5	2.7
Finance and insurance	146.7	121.9	24.8	20.3	419.9	349.6	70.3	20.1
Other	6.3	6.7	(0.4)		20.6	20.2	0.4
Total gross profit	$621.2	$575.2	$46.0	8.0	$1,842.4	$1,724.8	$117.6	6.8
Retail vehicle unit sales:
New vehicle	68,251	56,309	11,942	21.2	195,406	163,843	31,563	19.3
Used vehicle	45,434	44,226	1,208	2.7	136,958	129,148	7,810	6.0
	113,685	100,535	13,150	13.1	332,364	292,991	39,373	13.4
Revenue per vehicle retailed:
New vehicle	$32,798	$33,416	$(618)	(1.8)	$32,701	$33,040	$(339)	(1.0)
Used vehicle	$17,808	$17,648	$160	0.9	$17,710	$17,762	$(52)	(0.3)
Gross profit per vehicle retailed:
New vehicle	$2,119	$2,454	$(335)	(13.7)	$2,157	$2,443	$(286)	(11.7)
Used vehicle	$1,589	$1,524	$65	4.3	$1,639	$1,690	$(51)	(3.0)
Finance and insurance	$1,290	$1,213	$77	6.3	$1,263	$1,193	$70	5.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012 (%)	2011 (%)	2012 (%)	2011 (%)
Revenue mix percentages:
New vehicle	57.0	53.7	56.0	53.3
Used vehicle	23.8	26.0	24.3	25.9
Parts and service	15.2	16.5	15.7	16.9
Finance and insurance, net	3.7	3.5	3.7	3.4
Other	0.3	0.3	0.3	0.5
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	23.3	24.0	22.9	23.2
Used vehicle	11.7	11.6	12.4	12.9
Parts and service	40.4	42.1	40.8	42.4
Finance and insurance	23.6	21.2	22.8	20.3
Other	1.0	1.1	1.1	1.2
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.5	7.3	6.6	7.4
Used vehicle - retail	8.9	8.6	9.3	9.5
Parts and service	42.2	41.9	42.0	42.5
Total	15.8	16.4	16.1	17.0

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,240.5	$1,881.6	$358.9	19.1	$6,430.9	$5,413.3	$1,017.6	18.8
Gross profit	$144.7	$138.2	$6.5	4.7	$424.2	$400.2	$24.0	6.0
Retail vehicle unit sales	68,350	56,309	12,041	21.4	196,853	163,843	33,010	20.1
Revenue per vehicle retailed	$32,780	$33,416	$(636)	(1.9)	$32,669	$33,040	$(371)	(1.1)
Gross profit per vehicle retailed	$2,117	$2,454	$(337)	(13.7)	$2,155	$2,443	$(288)	(11.8)
Gross profit as a percentage of revenue	6.5%	7.3%			6.6%	7.4%
Days supply (industry standard of selling days, including fleet)	58 days	45 days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,238.5	$1,881.6	$356.9	19.0	$6,390.0	$5,413.3	$976.7	18.0
Gross profit	$144.6	$138.2	$6.4	4.6	$421.5	$400.2	$21.3	5.3
Retail vehicle unit sales	68,251	56,309	11,942	21.2	195,406	163,843	31,563	19.3
Revenue per vehicle retailed	$32,798	$33,416	$(618)	(1.8)	$32,701	$33,040	$(339)	(1.0)
Gross profit per vehicle retailed	$2,119	$2,454	$(335)	(13.7)	$2,157	$2,443	$(286)	(11.7)
Gross profit as a percentage of revenue	6.5%	7.3%			6.6%	7.4%

Third Quarter 2012 compared to Third Quarter 2011
Same store new vehicle revenue increased during the three months ended September 30, 2012, as compared to the same period in 2011, as a result of an increase in same store unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to significantly improved inventory levels of vehicles produced by Japanese manufacturers. Vehicle production by these manufacturers was adversely impacted in the third quarter of 2011 by the significant production and supply chain disruptions caused by the earthquake and tsunami that struck Japan in March 2011. Same store unit volume also benefited from replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the three months ended September 30, 2012, was adversely impacted by a shift in mix away from premium luxury and domestic vehicles to import vehicles, which have relatively lower average selling prices, primarily as a result of the improved inventory levels of vehicles produced by Japanese manufacturers as compared to the prior year. Same store revenue per new vehicle retailed was also adversely impacted by a decrease in the average selling price for import vehicles as the prior year benefited from the supply and demand imbalances resulting from the Japan supply constraints.
Same store gross profit per new vehicle retailed decreased during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to the prior year benefiting from the tight supply of vehicles produced by Japanese manufacturers.
First Nine Months 2012 compared to First Nine Months 2011
Same store new vehicle revenue increased during the nine months ended September 30, 2012, as compared to the same period in 2011, as a result of an increase in same store unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to significantly improved inventory levels of vehicles produced by Japanese manufacturers, as well as replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted same store unit volume.

Same store revenue per new vehicle retailed during the nine months ended September 30, 2012, was adversely impacted by a shift in mix away from premium luxury and domestic vehicles to import vehicles, which have relatively lower average selling prices, primarily as a result of the improved inventory levels of vehicles produced by Japanese manufacturers as compared to the prior year. Same store revenue per new vehicle retailed was also adversely impacted by a decrease in the average selling price for import vehicles as the prior year benefited from the supply and demand imbalances resulting from the Japan supply constraints.
Same store gross profit per new vehicle retailed decreased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to the prior year benefiting from the tight supply of vehicles produced by Japanese manufacturers and by certain performance-based manufacturer incentives related to premium luxury vehicles previously sold. These incentives were $5.0 million higher during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2012.
New Vehicle Inventories
Our new vehicle inventories were $1.7 billion or 58 days supply at September 30, 2012, as compared to new vehicle inventories of $1.4 billion or 50 days supply at December 31, 2011 and $1.2 billion or 45 days supply at September 30, 2011. We had 51,656 units in new vehicle inventory at September 30, 2012, 43,906 units at December 31, 2011, and 33,914 units at September 30, 2011.
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2012	2011	Variance	2012	2011	Variance
Floorplan assistance	$18.8	$15.7	$3.1	$54.5	$44.7	$9.8
Floorplan interest expense (new vehicles)	(10.9)	(9.1)	(1.8)	(31.6)	(30.0)	(1.6)
Net new vehicle inventory carrying benefit	$7.9	$6.6	$1.3	$22.9	$14.7	$8.2
Third Quarter 2012 compared to Third Quarter 2011
The net new vehicle inventory carrying benefit increased during the three months ended September 30, 2012, as compared to the same period in 2011 primarily due to an increase in floorplan assistance, partially offset by an increase in floorplan interest expense. Floorplan assistance increased due to higher new vehicle sales. Floorplan interest expense increased due to higher average vehicle floorplan payable balances, partially offset by lower negotiated floorplan interest rates.
First Nine Months 2012 compared to First Nine Months 2011
The net new vehicle inventory carrying benefit increased during the nine months ended September 30, 2012, as compared to the same period in 2011 primarily due to an increase in floorplan assistance, partially offset by an increase in floorplan interest expense. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit. Floorplan interest expense increased due to higher average vehicle floorplan payable balances, partially offset by lower negotiated floorplan interest rates.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$811.5	$780.5	$31.0	4.0	$2,442.1	$2,293.9	$148.2	6.5
Wholesale revenue	124.9	131.4	(6.5)	(4.9)	360.5	336.7	23.8	7.1
Total revenue	$936.4	$911.9	$24.5	2.7	$2,802.6	$2,630.6	$172.0	6.5
Retail gross profit	$72.5	$67.4	$5.1	7.6	$226.1	$218.3	$7.8	3.6
Wholesale gross profit	0.2	(0.9)	1.1		4.8	4.9	(0.1)
Total gross profit	$72.7	$66.5	$6.2	9.3	$230.9	$223.2	$7.7	3.4
Retail vehicle unit sales	45,643	44,226	1,417	3.2	137,995	129,148	8,847	6.9
Revenue per vehicle retailed	$17,779	$17,648	$131	0.7	$17,697	$17,762	$(65)	(0.4)
Gross profit per vehicle retailed	$1,588	$1,524	$64	4.2	$1,638	$1,690	$(52)	(3.1)
Gross profit as a percentage of revenue	8.9%	8.6%			9.3%	9.5%
Days supply (trailing calendar days) (1)	29 days	30 days

(1) As of December 31, 2011, we have revised our method of calculating used vehicle days supply from a dollar day supply to a unit day supply (including wholesale units). We have revised prior periods to conform to our revised method of calculation.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$809.1	$780.5	$28.6	3.7	$2,425.5	$2,293.9	$131.6	5.7
Wholesale revenue	123.5	131.4	(7.9)	(6.0)	351.1	336.7	14.4	4.3
Total revenue	$932.6	$911.9	$20.7	2.3	$2,776.6	$2,630.6	$146.0	5.6
Retail gross profit	$72.2	$67.4	$4.8	7.1	$224.5	$218.3	$6.2	2.8
Wholesale gross profit	0.2	(0.9)	1.1		4.8	4.9	(0.1)
Total gross profit	$72.4	$66.5	$5.9	8.9	$229.3	$223.2	$6.1	2.7
Retail vehicle unit sales	45,434	44,226	1,208	2.7	136,958	129,148	7,810	6.0
Revenue per vehicle retailed	$17,808	$17,648	$160	0.9	$17,710	$17,762	$(52)	(0.3)
Gross profit per vehicle retailed	$1,589	$1,524	$65	4.3	$1,639	$1,690	$(51)	(3.0)
Gross profit as a percentage of revenue	8.9%	8.6%			9.3%	9.5%
Third Quarter 2012 compared to Third Quarter 2011
Same store retail used vehicle revenue increased during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed increased during the three months ended September 30, 2012, benefited from a shift toward premium luxury vehicles, which have relatively higher average selling prices. This benefit was partially offset by a decrease in the average selling prices for used premium luxury and import vehicles as the prior year benefited from the supply and demand imbalances resulting from the Japan supply constraints. Additionally, wholesale values of used vehicles have decreased as compared to the prior year.
Same store gross profit per used vehicle retailed increased during the three months ended September 30, 2012, as compared to the same period in 2011. Same store gross profit per used vehicle retailed benefited from improved results in our Import segment, as well as from a shift toward premium luxury vehicles, which have a relatively higher average gross profit per vehicle retailed.

First Nine Months 2012 compared to First Nine Months 2011
Same store retail used vehicle revenue increased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in same store unit volume, partially offset by a decrease in revenue per used vehicle retailed. The increase in used vehicle sales volume was driven in part by an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed during the nine months ended September 30, 2012, was adversely impacted by a decrease in the average selling prices for used premium luxury and import vehicles as the prior year benefited from the supply and demand imbalances resulting from the Japan supply constraints. Additionally, wholesale values of used vehicles have decreased as compared to the prior year. Decreases in same store revenue per used vehicle retailed were partially offset by a shift toward premium luxury vehicles, which have relatively higher average selling prices.
Same store gross profit per used vehicle retailed decreased during the nine months ended September 30, 2012, as compared to the same period in 2011, due in part to compressed margins on certified pre-owned vehicles.
Used Vehicle Inventories
Used vehicle inventories were $287.6 million or 29 days supply at September 30, 2012, compared to $286.3 million or 31 days supply at December 31, 2011, and $305.4 million or 30 days supply at September 30, 2011.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$596.8	$578.0	$18.8	3.3	$1,799.2	$1,720.0	$79.2	4.6
Gross Profit	$251.8	$241.9	$9.9	4.1	$755.4	$731.6	$23.8	3.3
Gross profit as a percentage of revenue	42.2%	41.9%			42.0%	42.5%
Same Store:
Revenue	$595.3	$578.0	$17.3	3.0	$1,789.4	$1,720.0	$69.4	4.0
Gross Profit	$251.2	$241.9	$9.3	3.8	$751.1	$731.6	$19.5	2.7
Gross profit as a percentage of revenue	42.2%	41.9%			42.0%	42.5%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales.
Third Quarter 2012 compared to Third Quarter 2011
During the three months ended September 30, 2012, same store parts and service gross profit increased as compared to the same period in 2011, primarily due to increases in gross profit associated with the preparation of vehicles for sale of $6.7 million, warranty of $1.4 million, and customer-pay service of $1.3 million.
Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle sales volume. Warranty gross profit benefited from improved performance in our Premium Luxury segment as our premium luxury service base has begun to increase due to higher industry premium luxury new vehicle unit sales in recent years. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department.
First Nine Months 2012 compared to First Nine Months 2011
During the nine months ended September 30, 2012, same store parts and service gross profit increased as compared to the same period in 2011, primarily due to increases in gross profit associated with the preparation of vehicles for sale of $20.4 million and customer-pay service of $6.1 million, partially offset by a decline in gross profit associated with warranty of $5.9 million.
Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle sales volume. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Warranty gross profit was adversely impacted during the nine months ended September 30, 2012, by fewer vehicles in operation as a result of lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.
Gross profit as a percentage of revenue decreased as compared to the prior year period due to our customer retention strategy, which includes driving sales of lower margin maintenance services to build customer loyalty, as well as expanding our parts wholesale and collision operations.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$147.0	$121.9	$25.1	20.6	$422.3	$349.6	$72.7	20.8
Gross profit per vehicle retailed	$1,290	$1,213	$77	6.3	$1,261	$1,193	$68	5.7
Same Store:
Revenue and gross profit	$146.7	$121.9	$24.8	20.3	$419.9	$349.6	$70.3	20.1
Gross profit per vehicle retailed	$1,290	$1,213	$77	6.3	$1,263	$1,193	$70	5.9

Third Quarter 2012 compared to Third Quarter 2011
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2012, as compared to the same period in 2011, due to an increase in new and used unit sales and an increase in same store finance and insurance revenue and gross profit per vehicle retailed. Finance and insurance revenue and gross profit during the three months ended September 30, 2012, were also impacted by a favorable adjustment of $1.3 million ($0.8 million after-tax) associated with certain product maintenance contracts.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in margin on product contracts sold, an increase in product penetration, more customers financing vehicles through our stores, and an increase in amounts financed per transaction. These increases were partially offset by a decrease in revenue and gross profit per transaction associated with arranging customer financing.
First Nine Months 2012 compared to First Nine Months 2011
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2012, as compared to the same period in 2011, due to an increase in new and used unit sales and an increase in same store finance and insurance revenue and gross profit per vehicle retailed. Finance and insurance revenue and gross profit during the nine months ended September 30, 2012, were also impacted by a favorable adjustment of $5.1 million ($3.2 million after-tax) associated with certain product maintenance contracts. This benefit was partially offset by a decrease in retrospective commissions.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in margin on product contracts sold, an increase in product penetration, more customers financing vehicles through our stores, and an increase in amounts financed per transaction.

Segment Results
In the following table, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,285.0	$1,204.4	$80.6	6.7	$3,809.2	$3,445.5	$363.7	10.6
Import	1,523.3	1,268.8	254.5	20.1	4,365.7	3,692.1	673.6	18.2
Premium Luxury	1,086.4	998.2	88.2	8.8	3,202.0	2,905.4	296.6	10.2
Total segment revenue	3,894.7	3,471.4	423.3	12.2	11,376.9	10,043.0	1,333.9	13.3
Corporate and other	39.1	35.1	4.0	11.4	118.4	110.9	7.5	6.8
Total consolidated revenue	$3,933.8	$3,506.5	$427.3	12.2	$11,495.3	$10,153.9	$1,341.4	13.2
*Segment income:
Domestic	$51.9	$46.7	$5.2	11.1	$155.2	$135.8	$19.4	14.3
Import	69.0	61.1	7.9	12.9	198.1	178.4	19.7	11.0
Premium Luxury	62.9	53.4	9.5	17.8	190.0	170.8	19.2	11.2
Total segment income	183.8	161.2	22.6	14.0	543.3	485.0	58.3	12.0
Corporate and other	(31.5)	(26.8)	(4.7)		(99.6)	(88.3)	(11.3)
Floorplan interest expense	11.4	9.7	(1.7)		32.9	31.8	(1.1)
Operating income	$163.7	$144.1	$19.6	13.6	$476.6	$428.5	$48.1	11.2

* Segment income for each of our segments is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	21,579	19,789	1,790	9.0	64,085	56,276	7,809	13.9
Import	35,578	26,404	9,174	34.7	100,331	79,000	21,331	27.0
Premium Luxury	11,193	10,116	1,077	10.6	32,437	28,567	3,870	13.5
	68,350	56,309	12,041	21.4	196,853	163,843	33,010	20.1
As of March 31, 2012, we revised the basis of segmentation for our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we have reclassified historical amounts to conform to our current segment presentation. We have five Audi franchises for which we reclassified revenue of $49.5 million and segment income of $3.9 million for the three months ended September 30, 2011, and revenue of $136.9 million and segment income of $9.5 million for the nine months ended September 30, 2011.

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,285.0	$1,204.4	$80.6	6.7	$3,809.2	$3,445.5	$363.7	10.6
Segment income	$51.9	$46.7	$5.2	11.1	$155.2	$135.8	$19.4	14.3
Retail new vehicle unit sales	21,579	19,789	1,790	9.0	64,085	56,276	7,809	13.9

Third Quarter 2012 compared to Third Quarter 2011
Domestic revenue increased during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle revenue and unit sales increased for all three domestic manufacturers as compared to the third quarter of 2011.
Domestic segment income increased during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in new vehicle unit volume. Domestic segment income also benefited from an increase in new vehicle gross profit. Increases in Domestic segment income were partially offset by an increase in variable expenses.
First Nine Months 2012 compared to First Nine Months 2011
Domestic revenue increased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle revenue and unit sales increased for all three domestic manufacturers as compared to the prior year.
Domestic segment income increased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in new and used vehicle unit volume. Domestic segment income also benefited from an increase in new vehicle gross profit. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,523.3	$1,268.8	$254.5	20.1	$4,365.7	$3,692.1	$673.6	18.2
Segment income	$69.0	$61.1	$7.9	12.9	$198.1	$178.4	$19.7	11.0
Retail new vehicle unit sales	35,578	26,404	9,174	34.7	100,331	79,000	21,331	27.0

Third Quarter 2012 compared to Third Quarter 2011
Import revenue increased during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in new vehicle unit volume was primarily due to significantly improved inventory levels of vehicles produced by Japanese manufacturers, as well as to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Import segment income increased during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit and parts and service gross profit, both of which benefited from higher new and used vehicle sales volume. The increase in Import segment income was partially offset by an increase in variable expenses.
First Nine Months 2012 compared to First Nine Months 2011
Import revenue increased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in new vehicle unit volume was primarily due to significantly improved inventory levels of vehicles produced by Japanese manufacturers, as well as to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Import segment income increased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit and parts and service gross profit, both of which benefited from higher new and used vehicle sales volume. Import segment income also benefited from an increase in new vehicle gross profit. Increases in Import segment income were partially offset by an increase in variable expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,086.4	$998.2	$88.2	8.8	$3,202.0	$2,905.4	$296.6	10.2
Segment income	$62.9	$53.4	$9.5	17.8	$190.0	$170.8	$19.2	11.2
Retail new vehicle unit sales	11,193	10,116	1,077	10.6	32,437	28,567	3,870	13.5

Third Quarter 2012 compared to Third Quarter 2011
Premium Luxury revenue increased during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to significantly improved inventory levels of vehicles produced by a Japanese manufacturer, as well as replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new unit volume.
Premium Luxury segment income increased during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit and parts and service gross profit, both of which benefited from higher new and used vehicle sales volume. Premium Luxury segment income also benefited from an increase in new vehicle gross profit. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.
First Nine Months 2012 compared to First Nine Months 2011
Premium Luxury revenue increased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to significantly improved inventory levels of vehicles produced by a Japanese manufacturer, as well as replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Premium Luxury segment income increased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in finance and insurance revenue and gross profit and parts and service gross profit, both of which benefited from higher new and used vehicle sales volume. Premium Luxury segment income also benefited from an increase in new vehicle gross profit. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses. The prior year period was also more favorably impacted by a higher amount of certain performance-based manufacturer incentives as noted above in the “New Vehicle” section.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$290.3	$265.0	$(25.3)	(9.5)	$869.2	$804.4	$(64.8)	(8.1)
Advertising	33.3	34.3	1.0	2.9	99.7	97.2	(2.5)	(2.6)
Store and corporate overhead	112.2	112.1	(0.1)	(0.1)	338.4	335.1	(3.3)	(1.0)
Total	$435.8	$411.4	$(24.4)	(5.9)	$1,307.3	$1,236.7	$(70.6)	(5.7)

SG&A as a % of total gross profit:
Compensation	46.6	46.1	(50)	bps	46.9	46.6	(30)	bps
Advertising	5.3	6.0	70	bps	5.4	5.6	20	bps
Store and corporate overhead	18.1	19.4	130	bps	18.2	19.5	130	bps
Total	70.0	71.5	150	bps	70.5	71.7	120	bps
Third Quarter 2012 compared to Third Quarter 2011
SG&A expenses increased during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to a performance-driven increase in compensation expense. As a percentage of total gross profit, SG&A expenses decreased to 70.0% during the three months ended September 30, 2012, from 71.5% in the same period in 2011, resulting from our continued effective management of our cost structure and improved gross profit.
First Nine Months 2012 compared to First Nine Months 2011
SG&A expenses increased during the nine months ended September 30, 2012, as compared to the same period in 2011, due to a performance-driven increase in compensation expense, an increase in gross advertising expenditures, which was partially offset by an increase in advertising reimbursements from manufacturers, and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 70.5% during the nine months ended September 30, 2012, from 71.7% in the same period in 2011, resulting from our continued effective management of our cost structure and improved gross profit. Gross profit in the prior year period was favorably impacted by certain performance-based manufacturer incentives related to premium luxury vehicles previously sold. These incentives were $5.0 million higher during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2012.
Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2012 compared to Third Quarter 2011
Floorplan interest expense was $11.4 million for the three months ended September 30, 2012, as compared to $9.7 million for the same period in 2011. The increase in floorplan interest expense of $1.7 million during the three months ended September 30, 2012, is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.
First Nine Months 2012 compared to First Nine Months 2011
Floorplan interest expense was $32.9 million for the nine months ended September 30, 2012, as compared to $31.8 million for the same period in 2011. The increase in floorplan interest expense of $1.1 million during the nine months ended September 30, 2012, is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.

Other Interest Expense
Other interest expense was incurred primarily on borrowings under our term loan facility, revolving credit facility, mortgage facility, and outstanding senior unsecured notes.
Third Quarter 2012 compared to Third Quarter 2011
Other interest expense was $22.2 million for the three months ended September 30, 2012, compared to $16.4 million for the same period in 2011. The increase in other interest expense of $5.8 million was primarily due to a $4.8 million increase resulting from the February 2012 issuance of our 5.5% Senior Notes due 2020 and a $1.6 million increase resulting from higher levels of debt outstanding during the year associated with our revolving credit facility and capital leases. These increases were partially offset by decreases in interest expense of $0.7 million resulting from lower interest rates on our term loan facility, and $0.3 million resulting from the redemption of our 7% Senior Notes due 2014.
First Nine Months 2012 compared to First Nine Months 2011
Other interest expense was $65.2 million for the nine months ended September 30, 2012, compared to $48.6 million for the same period in 2011. The increase in other interest expense of $16.6 million was primarily due to a $12.8 million increase resulting from the February 2012 issuance of our 5.5% Senior Notes due 2020 and a $5.2 million increase resulting from higher levels of debt outstanding during the year associated with our revolving credit facility and capital leases. These increases were partially offset by decreases in interest expense of $2.0 million resulting from lower interest rates on our term loan facility, $0.4 million resulting from the redemption of our 7% Senior Notes due 2014, and $0.3 million resulting from lower levels of debt outstanding during the period associated with our mortgage facility.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Third Quarter 2012 compared to Third Quarter 2011
Our effective income tax rate was 38.2% for the three months ended September 30, 2012, and 38.8% for the three months ended September 30, 2011.
First Nine Months 2012 compared to First Nine Months 2011
Our effective income tax rate was 38.6% for the nine months ended September 30, 2012, and 38.5% for the nine months ended September 30, 2011.
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
Third Quarter 2012 compared to Third Quarter 2011
We had a loss from discontinued operations, net of income taxes, totaling $0.3 million during the three months ended September 30, 2012, and no income or loss during the three months ended September 30, 2011. Results from discontinued operations, net of income taxes, were primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed and other adjustments related to disposed operations.
First Nine Months 2012 compared to First Nine Months 2011
We had a loss from discontinued operations, net of income taxes, totaling $1.2 million during the nine months ended September 30, 2012, and $2.3 million during the nine months ended September 30, 2011. The loss from discontinued operations, net of income taxes, for the nine months ended September 30, 2012, was primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed, and for the nine months ended September 30, 2011, was primarily related to expected losses on real estate to be sold, as well as to carrying costs for real estate we have not yet sold associated with stores that have been closed.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2012		December 31, 2011
Cash and Cash Equivalents	$98.6		$86.6
Revolving Credit Facility	$694.9	(1)	$648.5	(2)
Secured Used Vehicle Floorplan Facilities (3)	$93.0		$75.4

(1)	As limited by the applicable maximum leverage ratio contained in our credit agreement. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on aggregate borrowings outstanding of $495.0 million and outstanding letters of credit of $56.5 million at December 31, 2011. See “Long-Term Debt – Credit Agreement” for additional information.

(3)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2012, surety bonds, letters of credit, and cash deposits totaled $91.5 million, including $56.5 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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

Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2012	2011	2012	2011
Shares repurchased	—	5.7	15.4	10.8
Aggregate purchase price	$—	$195.9	$531.6	$365.6
Average purchase price per share	$—	$34.66	$34.54	$33.85

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
In July 2012, our Board of Directors authorized the repurchase of an additional $250.0 million of shares of our common stock. As of September 30, 2012, $368.2 million remained available under our stock repurchase authorization limit.
Senior Note Repurchases and Debt Prepayment
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Purchases of property and equipment, including operating lease buy-outs (1)	$45.8	$50.0	$122.8	$113.6

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

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
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Cash received from (used in) business acquisitions, net	$—	$—	$—	$(64.2)
Cash received from (used in) business divestitures, net	$—	$3.7	$—	$4.9

Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of September 30, 2012, and December 31, 2011.

(In millions)	September 30, 2012	December 31, 2011
7% Senior Notes due 2014	$—	$14.7
6.75% Senior Notes due 2018	395.5	395.0
5.5% Senior Notes due 2020	350.0	—
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	395.0	495.0
Mortgage facility (1)	205.4	211.5
Capital leases	46.4	30.8
	1,892.3	1,647.0
Less: current maturities	(28.2)	(12.6)
Long-term debt, net of current maturities	$1,864.1	$1,634.4

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
On February 1, 2012, we issued $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
On April 16, 2012, we redeemed all of our outstanding 7% Senior Notes due 2014 at 100% of principal, for which we paid $15.2 million (which included accrued and unpaid interest).
At September 30, 2012, we had outstanding $395.5 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016.
As of September 30, 2012, we had borrowings outstanding of $395.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at September 30, 2012, leaving an additional borrowing capacity under the revolving credit facility of $748.5 million at September 30, 2012. This borrowing capacity was limited under the maximum consolidated leverage ratio contained in our credit agreement to $694.9 million as of September 30, 2012.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $1.6 billion at September 30, 2012, and $1.4 billion at December 31, 2011. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $641.4 million at September 30, 2012, and $536.5 million at December 31, 2011, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At September 30, 2012, the aggregate capacity under our used vehicle floorplan facilities was $310.0 million. As of that date, $111.8 million had been borrowed under those facilities, and the remaining borrowing capacity of $198.2 million was limited to $93.0 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At September 30, 2012, we had $205.4 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At September 30, 2012, we had capital lease obligations of $46.4 million, which are due at various dates through 2032.
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

As of September 30, 2012, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at September 30, 2012, our leverage ratio and capitalization ratio were as follows:

	September 30, 2012
	Requirement	Actual
Leverage ratio	< 3.75x	2.74x
Capitalization ratio	< 65.0%	56.4%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2012	2011
Net cash provided by operating activities	$311.7	$311.1
Net cash used in investing activities	$(113.8)	$(174.7)
Net cash used in financing activities	$(185.9)	$(164.2)

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
Net cash provided by operating activities increased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an increase in earnings, partially offset by an increase in working capital requirements.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities decreased during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to a decrease in activity from business acquisitions.
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
During the nine months ended September 30, 2012, we repurchased 15.4 million shares of common stock for an aggregate purchase price of $531.6 million (average purchase price per share of $34.54). In addition, during the nine months ended September 30, 2012, 45,144 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2011, we repurchased 10.8 million shares of common stock for an aggregate purchase price of $365.6 million (average purchase price per share of $33.85), including repurchases for which settlement occurred subsequent to September 30, 2011. During the nine months ended September 30, 2011, 42,985 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the nine months ended September 30, 2012, we borrowed $820.0 million and repaid $920.0 million under our revolving credit facility, for net repayments of $100.0 million. During the nine months ended September 30, 2011, we borrowed $300.0 million and repaid $180.0 million under our revolving credit facility, for net borrowings of $120.0 million.
On February 1, 2012, we issued $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. See “Long-Term Debt - Senior Unsecured Notes” above for additional information regarding our 5.5% Senior Notes due 2020. Cash flows from financing activities for the nine months ended September 30, 2012 reflect cash payments of $6.0 million for debt issuance costs that will be amortized to expense over the term of the related debt.
Cash flows from financing activities include changes in vehicle floorplan payable - non-trade totaling net proceeds of $104.9 million for the nine months ended September 30, 2012, and net payments of $28.3 million for the nine months ended September 30, 2011.
During the nine months ended September 30, 2012, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options and a decrease in the related tax benefit from stock-based awards as compared to the same period in 2011.
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
Please refer to our most recent Annual Report on Form 10-K, and our subsequent Quarterly Reports on Form 10-Q, for additional discussion of the foregoing risks. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions.
We had $2.2 billion of variable rate vehicle floorplan payable at September 30, 2012, and $1.9 billion at December 31, 2011. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $22.0 million at September 30, 2012, and $19.0 million at December 31, 2011, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $0.9 billion of other variable rate debt outstanding at September 30, 2012, and $1.0 billion at December 31, 2011. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $9.0 million at September 30, 2012, and $10.0 million at December 31, 2011.
Our fixed rate debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of September 30, 2012, and totaled $652.0 million and had a fair value of $675.6 million as of December 31, 2011.

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
We are also transferring certain additional accounting responsibilities to our shared services center (the “extended” phase), which includes accounting for vehicle sales, lien payoffs, receipt of vehicles, floorplan transactions, and manufacturer payables, as well as certain other reconciliation processes. We have substantially implemented the extended phase in 208 of our 215 stores as of September 30, 2012.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, and our subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2012 - July 31, 2012	43,459	$40.60	—	$368.2
August 1, 2012 - August 31, 2012	—	$—	—	$368.2
September 1, 2012 - September 30, 2012	—	$—	—	$368.2
Total	43,459		—

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of June 30, 2012, $118.2 million remained available under our share repurchase authorization limit. On July 18, 2012, our Board authorized the repurchase of an additional $250.0 million in shares of our common stock. During the third quarter of 2012, no stock repurchases were made pursuant to our Board’s authorization. As of September 30, 2012, $368.2 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the third quarter of 2012, 43,459 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise.

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

AUTONATION, INC.

Date:	October 25, 2012	By:	/s/ Michael J. Stephan
Michael J. Stephan Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)