Form 10-K
period 2012-12-31
AUTONATION, INC.
filed 2013-02-15
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1.1 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation only, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2012).
As of February 11, 2013, the registrant had 120,986,987 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2012, we owned and operated 265 new vehicle franchises from 221 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe are some of the most recognizable and well-known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2012, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which includes the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle sales, used vehicle sales, parts and service, and finance and insurance in 2012.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.
Operating Segments
As of December 31, 2012, we had three operating segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Nissan	Audi	Mercedes-Benz
Cadillac	GMC	Fiat	Scion	Bentley	Mini
Chevrolet	Jeep	Honda	Subaru	BMW	Porsche
Chrysler	Lincoln	Hyundai	Toyota	Land Rover	smart
Dodge	Ram	Infiniti	Volkswagen	Lexus
		Mazda	Volvo
Mitsubishi

The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2012, Domestic revenue represented 33% of total revenue, Import revenue represented 37% of total revenue, and Premium Luxury revenue represented 29% of total revenue. For additional financial information regarding our three operating segments, please refer to Note 20 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.
Business Strategy
We seek to create long-term value for our stockholders by being the best-run, most profitable automotive retailer in the United States. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets. To achieve and sustain operational excellence, we are pursuing the following strategies:

•
Create an industry-leading automotive retail consumer experience, both in our stores and online. We seek to deliver a consistently superior customer experience by offering a large selection of inventory, customer-friendly, transparent sales and service processes, and competitive pricing. We believe that this will benefit us by encouraging our customers to bring their vehicles to our stores for all of their vehicle service, maintenance, and collision repair needs and also by driving repeat and referral vehicle sales business. We emphasize the importance of customer satisfaction to our key store personnel by basing a portion of their compensation on the quality of customer service they provide. We also leverage the Internet to market our stores, new and used vehicle inventory, and parts and service business. Our websites are designed to facilitate consumer research, as we believe that most consumers are researching vehicle and service information online.

•
Leverage our significant scale and cost structure to improve our operating efficiency. We manage our new and used vehicle inventories to optimize our stores’ supply and mix of vehicle inventory in line with seasonal sales trends. We are also focused on maintaining appropriate inventory levels in order to minimize carrying costs. In order to improve financial controls and lower servicing costs, we shifted key store-level accounting and administrative activities to our Shared Services Center located in Irving, Texas. Further, we seek to increase employee productivity through our compensation and employee training programs, as well as disciplined management of staffing levels. Finally, we leverage our scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.

•
Build a powerful AutoNation retail brand that represents a consistently superior customer experience. We plan to transition our Domestic and Import stores to a unified AutoNation retail brand throughout the first half of 2013. We believe that a unified AutoNation retail brand for our Domestic and Import stores will enhance our strong customer satisfaction and expand our market share. We also believe that we will drive more traffic to our websites through the AutoNation retail brand, which will allow us to market to more customers directly, rather than through third-party websites. Our Premium Luxury stores will continue to operate under their existing retail brands.

Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2012, approximately 39% of our new vehicle revenue was generated by Import franchises, approximately 29% by Premium Luxury franchises, and approximately 32% was generated by Domestic franchises. We continue to look for acquisition and new store opportunities that meet our goal of offering all of our core vehicle brands within our existing markets as well as our return on investment threshold.
We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.
Our capital allocation strategy is focused on maximizing stockholder returns. The first priority of our capital allocation strategy is to maintain a strong balance sheet. Second, we invest capital in our business to maintain and upgrade our existing facilities and to build new facilities, as well as for other strategic and technology initiatives. Third, we deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions. Over the past three years, we repurchased over 60 million shares of common stock for an aggregate purchase price of $1.7 billion. We also purchased 14 franchises during this timeframe, including our December 2012 acquisitions of Boardwalk Audi, Boardwalk Porsche, and three Volkswagen franchises in the Dallas, Texas market and Spring Chrysler Jeep Dodge Ram in the Houston, Texas market. Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, please refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10‑K.
Operations
Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same franchise. We generally acquire used vehicles from customer trade-ins, auctions, lease terminations, and other sources, and we generally recondition used vehicles acquired for retail sale in our parts and service departments. Used vehicles that we do not sell at our stores generally are sold at wholesale prices through auctions. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.
Our stores provide a wide range of vehicle maintenance, repair, and collision repair services, including warranty work that can be performed only at franchised dealerships and customer-pay service work. Our parts and service departments also provide reconditioning repair work for used vehicles acquired by our used vehicle departments and minor preparatory work for new vehicles acquired by our new vehicle departments. In addition to our retail business, we also have a wholesale parts operation, which sells automotive parts to both collision repair shops and independent vehicle repair providers.
We offer a wide variety of automotive finance and insurance products to our customers. We arrange for our customers to finance vehicles through installment loans or leases with third-party lenders, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries, in exchange for a commission payable to us. We do not directly finance our customers’ vehicle leases or purchases, and our exposure to loss in connection with these financing arrangements generally is limited to the commissions that we receive.
We also offer our customers various vehicle protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. These products are underwritten and administered by independent third parties, including the vehicle manufacturers’ and distributors’ captive finance subsidiaries. We primarily sell the products on a straight commission basis; however, we also participate in future underwriting profit for certain products pursuant to retrospective commission arrangements. See also “Critical Accounting Policies and Estimates – Chargeback Reserve” in Part II, Item 7 of this Form 10-K.

As of December 31, 2012, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	58	67	27
Texas	40	49	21
California	36	42	19
Colorado	17	24	7
Arizona	13	15	5
Nevada	10	11	4
Georgia	10	11	4
Washington	12	19	3
Illinois	5	5	3
Tennessee	7	8	2
Ohio	4	4	1
Minnesota	1	1	1
Virginia	2	2	1
Maryland	4	5	1
Alabama	2	2	1
Total	221	265	100

(1)	Revenue by state includes non-store activities, such as collision centers, a customer lead generation business, and an auction operation.
The following table sets forth information regarding new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2012:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,551.6	46,858	17.5	41
Chevrolet, Buick, Cadillac, GMC	938.4	28,876	10.8	44
Chrysler, Jeep, Dodge	329.6	10,213	3.8	26
Domestic Total	2,819.6	85,947	32.1	111
Import:
Honda	761.2	30,699	11.5	20
Toyota	1,451.1	54,955	20.5	19
Nissan	786.1	29,994	11.2	23
Other imports	524.0	18,290	6.8	37
Import Total	3,522.4	133,938	50.0	99
Premium Luxury:
Mercedes-Benz	1,210.1	21,680	8.1	24
BMW	698.8	12,762	4.8	11
Lexus	268.6	5,947	2.2	3
Other premium luxury	387.4	7,536	2.8	17
Premium Luxury Total	2,564.9	47,925	17.9	55
	$8,906.9	267,810	100.0	265

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
In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquire 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. ESL is also a party to both the Honda and Toyota Agreements. Based on filings made with the SEC through February 13, 2013, ESL beneficially owns approximately 44% of the outstanding shares of our common stock.
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
Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between Toyota and the Company in the event that ESL acquires 50% or more of our common stock. ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate, or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record, and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within nine (9) months or its voting interest will be limited to 25%, and if ESL does not divest such shares within eighteen (18) months, it will lose all voting rights until it divests such shares. The Toyota Agreement will terminate in the event that ESL’s ownership of our common stock falls to 40% or lower. In addition, the Toyota Agreement will terminate on December 31, 2013 with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions. The description of the Toyota Agreement set forth above reflects all amendments thereto, including the most recent extension dated as of December 12, 2012, which we filed with a Current Report on Form 8-K on December 14, 2012.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions.
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
Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities. According to CNW Marketing Research, Inc., the total number of U.S. franchised automotive dealerships was approximately 15,900 and 15,600 at the end of 2012 and 2011, respectively, and the total number of U.S. independent used vehicle dealers was approximately 37,900 and 37,600 at the end of 2012 and 2011, respectively. We face competition from (i) several public companies that operate numerous automotive retail stores on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores in our markets, and (iii) online marketplaces. We compete with dealers that sell the same vehicle brands that we sell, as well as those that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.

In general, the vehicle manufacturers have designated marketing and sales areas within which only one franchised dealer of a given vehicle brand may operate. Under most of our framework agreements with the vehicle manufacturers, our ability to acquire multiple dealers of a given vehicle brand within a particular market is limited. We are also restricted by various state franchise laws from relocating our stores or establishing new stores of a particular vehicle brand within any area that is served by another dealer of the same vehicle brand, and we generally need the manufacturer to approve the relocation or grant a new franchise in order to relocate or establish a store. However, to the extent that a market has multiple dealers of a particular vehicle brand, as most of our key markets do with respect to most vehicle brands we sell, we face significant intra-brand competition.
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
Employees
As of December 31, 2012, we employed approximately 21,000 full-time and part-time employees, approximately 200 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.
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

Trademarks
We own a number of registered service marks and trademarks, including, among other marks, AutoNation®. Pursuant to agreements with vehicle manufacturers, we have the right to use and display manufacturers’ trademarks, logos, and designs at our stores and in our advertising and promotional materials, subject to certain restrictions. We also have licenses pursuant to various agreements with third parties authorizing the use and display of the marks and/or logos of such third parties, subject to certain restrictions. The current registrations of our service marks and trademarks are effective for varying periods of time, which we may renew periodically, provided that we comply with all applicable laws.
Executive Officers of AutoNation
The following sets forth certain information regarding our executive officers as of February 13, 2013. Amounts reported under “Number of Shares of Common Stock Beneficially Owned” include shares subject to stock options that become exercisable within 60 days of February 13, 2013.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry	Number of Shares of Common Stock Beneficially Owned
Mike Jackson	64	Chairman of the Board and Chief Executive Officer	13	42	1,140,136
Michael E. Maroone	59	Director, President and Chief Operating Officer	16	38	3,476,487
Michael J. Short	51	Executive Vice President and Chief Financial Officer	6	6	384,713
Jonathan P. Ferrando	47	Executive Vice President, General Counsel and Secretary	16	16	396,081
Alan J. McLaren	46	Senior Vice President, Customer Care	1	29	4,036

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

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our expectations for the automotive retail industry and the Company, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.
We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, the level of personal discretionary spending, unemployment rates, the state of housing markets, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, the level of manufacturers’ production capacity, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates can significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sport utility vehicles that historically have provided us with higher gross margins, are sensitive to fuel prices and the level of construction activity. In addition, volatility in fuel prices can cause rapid shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. In recent years, new vehicle sales have been impacted by unfavorable economic conditions in the United States, including low economic growth, high unemployment, and a decline in wealth resulting from depressed housing and equity markets, and the annual rate of new vehicle sales has remained below pre-recession levels.
Approximately 14.5 million, 12.7 million, and 11.5 million new vehicles were sold in the United States in 2012, 2011, and 2010, respectively. While we expect that the annual rate of U.S. new vehicle unit sales will improve in 2013 as compared to 2012, there can be no assurance that it will. Further, our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions in the United States and/or Europe.
The unfavorable economic conditions that have affected the United States for the past few years, including low economic growth, high unemployment, and the decline in wealth resulting from depressed housing and equity markets, have adversely impacted the automotive retail market. Concerns over sovereign debt levels in the United States and/or the failure by Congress and the President of the United States to address federal deficits and rising debt levels or to raise the debt ceiling, and the possible negative implications to banks and the global economy arising out of the European debt crisis, could adversely impact the U.S. economy, credit availability, consumer confidence, and demand for new and used vehicles. Continuing or worsened unfavorable economic conditions in the United States or elsewhere could continue to adversely impact our business and results of operations.
If we are not able to maintain and enhance our retail brands and reputation, or if events occur that damage our retail brands and reputation, our business and financial results may be harmed.
We believe that we have built an excellent reputation as an automotive retailer in the United States. On January 31, 2013, we announced that we will begin marketing our Domestic and Import stores under the AutoNation retail brand. The re-branding of these stores, which previously operated under various local market retail brands, will take place throughout the first half of 2013. Our Premium Luxury stores will continue to operate under their existing retail brands. We believe that our continued success will depend on our ability to maintain and enhance the value of our retail brands across all of our sales channels. An isolated business incident at a single store could adversely affect our retail brands and reputation, particularly if such incident results in adverse publicity, governmental investigations, or litigation. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media platforms about AutoNation or any of our stores could materially damage our retail brands and reputation. All of our stores could be adversely affected if we fail to preserve the value of our retail brands or to maintain our reputation.
We will be investing substantial resources in marketing activities in order to extend and enhance the AutoNation retail brand. There can be no assurances that our marketing strategies will be successful or that the amount we invest in marketing activities will result in improved sales. If our marketing initiatives are not successful, we will have incurred significant expenses without the benefit of higher revenues.
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
As of December 31, 2012, we had approximately $2.1 billion of total indebtedness (including amounts outstanding under our mortgage facility and capital leases but excluding floorplan financing), and our subsidiaries also had $2.5 billion of floorplan financing. Our substantial indebtedness could have important consequences. For example:

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
The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen. These manufacturers have been adversely impacted by the unfavorable economic conditions that have affected the United States and elsewhere for the past few years. In the second quarter of 2009, each of Chrysler and General Motors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.
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
Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. See “Critical Accounting Policies and Estimates – Goodwill” and “Critical Accounting Policies and Estimates – Other Intangible Assets” in Part II, Item 7 of this Form 10-K for additional information regarding our impairment testing. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. An impairment loss could have a material adverse impact on our results of operations and shareholders’ equity.
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
The Dodd-Frank Act, which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. In addition, we expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual employee health care costs that we fund, with the most significant increases commencing in 2014, and significantly increase our cost of compliance and compliance risk related to offering health care benefits.
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
Our largest stockholders, as a result of their ownership stakes in us, have the ability to exert substantial influence over actions to be taken or approved by our stockholders or Board of Directors. In addition, future share repurchases and flutuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
Based on filings made with the SEC through February 13, 2013, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 44% of the outstanding shares of our common stock. As a result, ESL has the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 13, 2013, Cascade Investment, L.L.C. (“Cascade”), which is solely owned by William H. Gates III, beneficially owns approximately 13% of the outstanding shares of our common stock, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which William H. Gates III is a co-trustee, beneficially owns approximately 2% of the outstanding shares of our common stock. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, is one of our directors. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Based on public filings made with the SEC, in the fourth quarter of 2012, ESL disposed of approximately 13.5 million shares of our common stock. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 13, 2013, ESL, Cascade, the Trust, our executive officers, and our directors beneficially own approximately 62% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2020. As of February 2013, we also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 15 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders, and Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “AN.” The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	High	Low
2012
Fourth Quarter	$48.56	$38.28
Third Quarter	$43.79	$35.44
Second Quarter	$37.77	$31.57
First Quarter	$38.27	$31.91
2011
Fourth Quarter	$41.51	$30.46
Third Quarter	$41.55	$32.18
Second Quarter	$37.30	$31.07
First Quarter	$36.07	$27.32

As of February 11, 2013, there were approximately 1,932 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2012 – October 31, 2012	—	$—	—	$368.2
November 1, 2012 – November 30, 2012	1,323	$39.86	—	$368.2
December 1, 2012 – December 31, 2012	1,250,000	$39.21	1,250,000	$319.2
Total for three months ended December 31, 2012	1,251,323		1,250,000
Total for twelve months ended December 31, 2012	16,722,690		16,640,973

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2012, $319.2 million remained available under our stock repurchase authorization limit. Our stock repurchase program does not have an expiration date. In 2012, all of our shares were repurchased under our stock repurchase program, except for 81,717 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or pay for an option exercise (8,632 shares in the first quarter of 2012, 28,303 shares in the second quarter of 2012, 43,459 shares in the third quarter of 2012, and 1,323 shares in the fourth quarter 2012).

Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2007 through December 31, 2012 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2007 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.
Comparison of Five-Year Cumulative Return for AutoNation, Inc.,
the S&P 500 Index, and the Public Auto Retail Peer Group

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
AutoNation Inc.	100.00	63.09	122.29	180.08	235.44	253.51
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Public Auto Retail Peer Group	100.00	38.73	105.64	139.53	145.42	193.31

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2012	2011	2010	2009	2008
Consolidated Statements of Income Data:
Revenue	$15,668.8	$13,832.3	$12,461.0	$10,666.0	$13,238.7
Operating income (loss) less floorplan interest expense (1) (2)	$599.8	$529.3	$454.1	$372.3	$(1,360.9)
Income (loss) from continuing operations before income taxes(2)	$516.8	$461.3	$381.3	$349.2	$(1,401.5)
Net income (loss)(2)	$316.4	$281.4	$226.6	$198.0	$(1,243.1)
Basic earnings (loss) per share:
Continuing operations(2)	$2.56	$1.96	$1.50	$1.32	$(6.82)
Discontinued operations(2)	$(0.01)	$(0.02)	$(0.06)	$(0.20)	$(0.17)
Net income (loss)	$2.56	$1.94	$1.44	$1.12	$(6.99)
Weighted average common shares outstanding	123.8	144.8	156.9	176.5	177.8
Diluted earnings (loss) per share:
Continuing operations(2)	$2.52	$1.93	$1.48	$1.31	$(6.82)
Discontinued operations(2)	$(0.01)	$(0.02)	$(0.05)	$(0.20)	$(0.17)
Net income (loss)	$2.52	$1.91	$1.43	$1.12	$(6.99)
Weighted average common shares outstanding	125.8	147.3	158.6	177.3	177.8
Common shares outstanding, net of treasury stock	120.9	135.8	148.4	171.7	176.9
Consolidated Balance Sheets Data:
Total assets	$7,203.0	$6,198.8	$5,974.2	$5,407.3	$6,014.1
Long-term debt, net of current maturities	$2,066.3	$1,634.4	$1,340.6	$1,105.0	$1,225.6
Shareholders’ equity	$1,688.5	$1,894.6	$2,078.9	$2,303.2	$2,198.1
Retail vehicle unit sales (continuing operations):
New vehicle	267,810	224,034	206,456	182,160	241,625
Used vehicle	180,973	171,094	160,126	133,990	166,897
Total	448,783	395,128	366,582	316,150	408,522

(1)
Operating income (loss) less floorplan interest expense is calculated by subtracting floorplan interest expense from operating income (loss), and is used as a key measure of profitability by management. Operating income (loss) and floorplan interest expense are each presented in our financial statements.

(2)
During 2008, we recorded impairment charges of $1.76 billion ($1.46 billion after-tax) associated with goodwill and franchise rights. During 2009, we reclassified impairment charges related to franchise rights of $19.1 million ($11.7 million after-tax) that were recorded during 2008 to Loss from Discontinued Operations in our Consolidated Statements of Income for the year ended December 31, 2008, as the stores associated with these impairment charges were reclassified to discontinued operations during 2009.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2012, we owned and operated 265 new vehicle franchises from 221 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2012, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which includes the arranging of financing for vehicle purchases through third-party finance sources.
As of December 31, 2012, we had three operating segments: Domestic, Import, and Premium Luxury. As of March 31, 2012, we revised the basis of segmentation of our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we reclassified historical amounts to conform to our current segment presentation. We reclassified revenue of $187.7 million and segment income of $13.2 million for 2011, and revenue of $126.2 million and segment income of $11.3 million for 2010 related to the five Audi franchises we held during these periods.
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
For the year ended December 31, 2012, new vehicle sales accounted for approximately 57% of our total revenue, but approximately 23% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue, and approximately 12% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of total revenue, contributed approximately 64% of our gross profit.

Results of Operations
We had net income from continuing operations of $317.3 million and diluted earnings per share of $2.52 in 2012, as compared to net income from continuing operations of $284.2 million and diluted earnings per common share of $1.93 in 2011, and net income from continuing operations of $235.3 million and diluted earnings per common share of $1.48 in 2010.
The 2012 results were impacted by a non-cash franchise rights impairment charge of $4.2 million ($2.6 million after-tax).
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

Acquisitions
On December 21, 2012, we acquired Boardwalk Audi, Boardwalk Porsche, Boardwalk Volkswagen, Park Cities Volkswagen, and McKinney Volkswagen in the Dallas, Texas market and Spring Chrysler Jeep Dodge Ram in the Houston, Texas market. The aggregate purchase price for these acquisitions was $203.7 million, including $141.6 million paid at closing and $62.1 million in liabilities related to capital leases and deferred purchase price commitments.
Market Conditions
Full-year U.S. industry new vehicle unit sales were 14.5 million in 2012, as compared to 12.7 million in 2011 and 11.5 million in 2010. In 2012, new vehicle industry sales were driven in part by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of nearly 11 years compared to an average age of 9 years during the period from 2000 to 2007. A robust consumer credit environment and an increase in new product offerings from automotive manufacturers were also supportive of a strong selling environment. Further, inventory levels of vehicles produced by Japanese manufacturers were significantly improved as compared to 2011, as vehicle production by Japanese manufacturers was adversely impacted in 2011 by the March 2011 earthquake and tsunami that struck Japan.
We currently anticipate full-year U.S. industry new vehicle unit sales will increase to the mid-15 million unit level in 2013 driven by replacement need, attractive products, and continued access to affordable credit. We also believe that improving conditions in the housing market may be supportive of sales. However, actual sales may materially differ.
The rate of industry new vehicle unit sales over the past few years has led to a decline in the number of recent-model-year vehicles in operation, our primary service base. We expect our parts and service business to benefit as the units in operation in our primary service base begin increasing in 2013. We expect that our parts and service business will continue to benefit over the next several years as this service base is expected to gradually return to pre-recession levels.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market in our Consolidated Balance Sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 58,819 units in new vehicle inventory at December 31, 2012, and 43,906 units at December 31, 2011.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. Used vehicles that are not sold on a retail basis are generally liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $1.2 million at December 31, 2012, and $0.9 million at December 31, 2011.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.2 million at December 31, 2012, and $2.8 million at December 31, 2011.
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

Goodwill
Goodwill for our Domestic, Import, and Premium Luxury reporting units is tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
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
The quantitative goodwill impairment analysis is dependent on many variables used to determine the fair value of our reporting units. See Note 5 of the Notes to Consolidated Financial Statements for additional information on how the fair values and carrying values of our reporting units are derived for the quantitative goodwill impairment test.
As of December 31, 2012, we have $165.2 million of goodwill related to the Domestic reporting unit, $534.2 million related to the Import reporting unit, and $538.0 million related to the Premium Luxury reporting unit. The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2011, the date of our most recent quantitative impairment test.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. The impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable. See Note 17 of the Notes to Consolidated Financial Statements for additional information on how fair value measurements are derived for our franchise rights.
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
When evaluating potential impairment of long-lived assets held and used, we first compare the carrying amount of the asset group to the asset group’s estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying amount of the asset group, we then compare the carrying amount of the asset group to the asset group’s estimated fair value to determine if impairment exists. The fair value measurements for our long-lived assets held and used were based on Level 3 inputs, which considered information obtained from third-party real estate valuation sources. See Note 17 of the Notes to Consolidated Financial Statements for more information about our fair value measurements. We recognize an impairment loss if the amount of the asset group’s carrying amount exceeds the asset group’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset group becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.
During 2012, we fully impaired certain long-lived assets held and used in continuing operations and recorded non-cash impairment charges of $0.8 million. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
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
We had assets held for sale in continuing operations of $70.4 million at December 31, 2012, and $70.1 million at December 31, 2011. We recorded no impairment charges during 2012 and impairment charges of $1.1 million during 2011 associated with assets held for sale in continuing operations to reduce the carrying value of these assets to fair value less cost to sell. During 2011, we also recorded $1.1 million of non-cash impairment charges related to a valuation adjustment for the cumulative depreciation not recorded during the held for sale period for continuing operations assets that were reclassified from held for sale to held and used during 2011. The 2011 charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale in discontinued operations of $43.2 million at December 31, 2012, and $49.5 million at December 31, 2011. We recorded $0.1 million during 2012 and $0.5 million during 2011 of non-cash impairment charges associated with assets held for sale in discontinued operations to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Income.
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
We may be charged back for commissions related to financing, insurance, or vehicle protection products in the event of early termination, default, or prepayment of the contracts by customers (“chargebacks”). However, our exposure to loss in connection with financing arrangements generally is limited to the commissions that we receive. These commissions are recorded at the time of the sale of the vehicles, net of an estimated liability for chargebacks.
We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience, based primarily on cancellation data we receive from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $56.0 million at December 31, 2012, and $46.2 million at December 31, 2011.
Chargebacks are influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in a change in our estimated liability for chargebacks. The increase in our liability for chargebacks is largely attributable to higher volume of vehicle sales in recent years, as well as an increase in customer cancellations of finance and insurance products. A 10% change in our estimated cancellation rates would have changed our estimated liability for chargebacks at December 31, 2012, by approximately $5.6 million.
See Note 19 of the Notes to Consolidated Financial Statements for further information regarding chargeback liabilities.
Self Insurance Reserves
Under our self insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. Our results could be materially impacted by claims and other expenses related to our self insurance programs if future occurrences and claims differ from these assumptions and historical trends. Self insurance reserves totaled $61.5 million at December 31, 2012, and $58.2 million at December 31, 2011. We believe our actual loss experience has not been materially different from our recorded estimates.
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
Other
Additionally, estimates have been made by us in the accompanying Consolidated Financial Statements including allowances for doubtful accounts, accruals related to certain legal proceedings, estimated losses from disposals of discontinued operations, and certain assumptions related to determining stock-based compensation.

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2012 vs. 2011			2011 vs. 2010
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$8,906.9	$7,498.9	$1,408.0	18.8	$6,669.1	$829.8	12.4
Used vehicle	3,714.7	3,512.8	201.9	5.7	3,116.1	396.7	12.7
Parts and service	2,399.2	2,293.1	106.1	4.6	2,209.1	84.0	3.8
Finance and insurance, net	571.2	474.5	96.7	20.4	418.9	55.6	13.3
Other	76.8	53.0	23.8		47.8	5.2
Total revenue	$15,668.8	$13,832.3	$1,836.5	13.3	$12,461.0	$1,371.3	11.0
Gross profit:
New vehicle	$579.5	$547.7	$31.8	5.8	$451.2	$96.5	21.4
Used vehicle	299.3	284.8	14.5	5.1	266.7	18.1	6.8
Parts and service	1,007.9	970.1	37.8	3.9	963.2	6.9	0.7
Finance and insurance	571.2	474.5	96.7	20.4	418.9	55.6	13.3
Other	28.5	26.9	1.6		27.5	(0.6)
Total gross profit	2,486.4	2,304.0	182.4	7.9	2,127.5	176.5	8.3
Selling, general, and administrative expenses	1,749.5	1,649.4	(100.1)	(6.1)	1,552.1	(97.3)	(6.3)
Depreciation and amortization	87.3	83.7	(3.6)		76.8	(6.9)
Franchise rights impairment	4.2	—	(4.2)		—	—
Other expenses (income), net	0.1	(1.1)	(1.2)		2.0	3.1
Operating income	645.3	572.0	73.3	12.8	496.6	75.4	15.2
Non-operating income (expense) items:
Floorplan interest expense	(45.5)	(42.7)	(2.8)		(42.5)	(0.2)
Other interest expense	(86.9)	(66.0)	(20.9)		(56.1)	(9.9)
Loss on debt extinguishment	—	(2.2)	2.2		(19.6)	17.4
Interest income	0.3	0.7	(0.4)		1.4	(0.7)
Other income (losses), net	3.6	(0.5)	4.1		1.5	(2.0)
Income from continuing operations before income taxes	$516.8	$461.3	$55.5	12.0	$381.3	$80.0	21.0
Retail vehicle unit sales:
New vehicle	267,810	224,034	43,776	19.5	206,456	17,578	8.5
Used vehicle	180,973	171,094	9,879	5.8	160,126	10,968	6.8
	448,783	395,128	53,655	13.6	366,582	28,546	7.8
Revenue per vehicle retailed:
New vehicle	$33,258	$33,472	$(214)	(0.6)	$32,303	$1,169	3.6
Used vehicle	$17,850	$17,812	$38	0.2	$17,266	$546	3.2
Gross profit per vehicle retailed:
New vehicle	$2,164	$2,445	$(281)	(11.5)	$2,185	$260	11.9
Used vehicle	$1,623	$1,640	$(17)	(1.0)	$1,612	$28	1.7
Finance and insurance	$1,273	$1,201	$72	6.0	$1,143	$58	5.1

	Years Ended December 31,
	2012 (%)	2011 (%)	2010 (%)
Revenue mix percentages:
New vehicle	56.8	54.2	53.5
Used vehicle	23.7	25.4	25.0
Parts and service	15.3	16.6	17.7
Finance and insurance, net	3.6	3.4	3.4
Other	0.6	0.4	0.4
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	23.3	23.8	21.2
Used vehicle	12.0	12.4	12.5
Parts and service	40.5	42.1	45.3
Finance and insurance	23.0	20.6	19.7
Other	1.2	1.1	1.3
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.5	7.3	6.8
Used vehicle-retail	9.1	9.2	9.3
Parts and service	42.0	42.3	43.6
Total	15.9	16.7	17.1
Selling, general and administrative expenses	11.2	11.9	12.5
Operating income	4.1	4.1	4.0
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	70.4	71.6	73.0
Operating income	26.0	24.8	23.3

	December 31,
	2012	2011
Days supply:
New vehicle (industry standard of selling days, including fleet)	55 days	50 days
Used vehicle (trailing calendar month days)	35 days	31 days

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2012	2011	Variance 2012 vs. 2011	2010	Variance 2011 vs. 2010
Floorplan assistance	$73.5	$61.1	$12.4	$55.6	$5.5
Floorplan interest expense (new vehicles)	(43.7)	(40.3)	(3.4)	(40.2)	(0.1)
Net new vehicle inventory carrying benefit	$29.8	$20.8	$9.0	$15.4	$5.4

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us. For example, the results for a dealership acquired in February 2011 would be included only in our same store comparison of 2012 to 2011, not in our same store comparison of 2011 to 2010. Therefore, the amounts presented in the year 2011 column that is being compared to the 2012 column may differ from the amounts presented in the year 2011 column that is being compared to the year 2010 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$8,854.6	$7,498.9	$1,355.7	18.1	$7,307.6	$6,669.1	$638.5	9.6
Used vehicle	3,682.5	3,512.8	169.7	4.8	3,415.0	3,116.1	298.9	9.6
Parts and service	2,388.2	2,293.1	95.1	4.1	2,250.9	2,209.1	41.8	1.9
Finance and insurance, net	568.1	474.5	93.6	19.7	463.9	418.9	45.0	10.7
Other	76.0	53.0	23.0		52.2	47.8	4.4
Total revenue	$15,569.4	$13,832.3	$1,737.1	12.6	$13,489.6	$12,461.0	$1,028.6	8.3
Gross profit:
New vehicle	$576.1	$547.7	$28.4	5.2	$533.4	$451.2	$82.2	18.2
Used vehicle	297.0	284.8	12.2	4.3	279.7	266.7	13.0	4.9
Parts and service	1,003.2	970.1	33.1	3.4	950.7	963.2	(12.5)	(1.3)
Finance and insurance	568.1	474.5	93.6	19.7	463.9	418.9	45.0	10.7
Other	28.2	26.9	1.3		26.4	27.5	(1.1)
Total gross profit	$2,472.6	$2,304.0	$168.6	7.3	$2,254.1	$2,127.5	$126.6	6.0
Retail vehicle unit sales:
New vehicle	266,050	224,034	42,016	18.8	217,685	206,456	11,229	5.4
Used vehicle	179,669	171,094	8,575	5.0	167,563	160,126	7,437	4.6
Total	445,719	395,128	50,591	12.8	385,248	366,582	18,666	5.1
Revenue per vehicle retailed:
New vehicle	$33,282	$33,472	$(190)	(0.6)	$33,570	$32,303	$1,267	3.9
Used vehicle	$17,860	$17,812	$48	0.3	$17,818	$17,266	$552	3.2
Gross profit per vehicle retailed:
New vehicle	$2,165	$2,445	$(280)	(11.5)	$2,450	$2,185	$265	12.1
Used vehicle	$1,622	$1,640	$(18)	(1.1)	$1,642	$1,612	$30	1.9
Finance and insurance	$1,275	$1,201	$74	6.2	$1,204	$1,143	$61	5.3

	Years Ended December 31,		Years Ended December 31,
	2012 (%)	2011 (%)	2011 (%)	2010 (%)
Revenue mix percentages:
New vehicle	56.9	54.2	54.2	53.5
Used vehicle	23.7	25.4	25.3	25.0
Parts and service	15.3	16.6	16.7	17.7
Finance and insurance, net	3.6	3.4	3.4	3.4
Other	0.5	0.4	0.4	0.4
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	23.3	23.8	23.7	21.2
Used vehicle	12.0	12.4	12.4	12.5
Parts and service	40.6	42.1	42.2	45.3
Finance and insurance	23.0	20.6	20.6	19.7
Other	1.1	1.1	1.1	1.3
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.5	7.3	7.3	6.8
Used vehicle-retail	9.1	9.2	9.2	9.3
Parts and service	42.0	42.3	42.2	43.6
Total	15.9	16.7	16.7	17.1

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2012	2011	2012 vs. 2011		2010	2011 vs. 2010
			Variance Favorable / (Unfavorable)	% Variance		Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$8,906.9	$7,498.9	$1,408.0	18.8	$6,669.1	$829.8	12.4
Gross profit	$579.5	$547.7	$31.8	5.8	$451.2	$96.5	21.4
Retail vehicle unit sales	267,810	224,034	43,776	19.5	206,456	17,578	8.5
Revenue per vehicle retailed	$33,258	$33,472	$(214)	(0.6)	$32,303	$1,169	3.6
Gross profit per vehicle retailed	$2,164	$2,445	$(281)	(11.5)	$2,185	$260	11.9
Gross profit as a percentage of revenue	6.5%	7.3%			6.8%
Days supply (industry standard of selling days, including fleet)	55 days	50 days

	Years Ended December 31,
	2012	2011	2012 vs. 2011		2011	2010	2011 vs. 2010
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$8,854.6	$7,498.9	$1,355.7	18.1	$7,307.6	$6,669.1	$638.5	9.6
Gross profit	$576.1	$547.7	$28.4	5.2	$533.4	$451.2	$82.2	18.2
Retail vehicle unit sales	266,050	224,034	42,016	18.8	217,685	206,456	11,229	5.4
Revenue per vehicle retailed	$33,282	$33,472	$(190)	(0.6)	$33,570	$32,303	$1,267	3.9
Gross profit per vehicle retailed	$2,165	$2,445	$(280)	(11.5)	$2,450	$2,185	$265	12.1
Gross profit as a percentage of revenue	6.5%	7.3%			7.3%	6.8%
2012 compared to 2011
Same store new vehicle revenue increased during 2012, as compared to 2011, as a result of an increase in same store unit volume, partially offset by a decrease in same store revenue per new vehicle retailed. The increase in same store unit volume was due to significantly improved inventory levels of vehicles produced by Japanese manufacturers, as well as to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during 2012, as compared to 2011, was adversely impacted by a shift in mix away from premium luxury and domestic vehicles to import vehicles, which have relatively lower average selling prices, primarily as a result of the improved inventory levels of vehicles produced by Japanese manufacturers as compared to the prior year. Same store revenue per new vehicle retailed was also adversely impacted by a decrease in the average selling price for import vehicles as the prior year benefited from the supply and demand imbalances resulting from the Japan supply constraints.
Same store gross profit per new vehicle retailed decreased during 2012, as compared to 2011, primarily due to the prior year benefiting from the tight supply of vehicles produced by Japanese manufacturers and by certain performance-based manufacturer incentives related to premium luxury vehicles previously sold. These incentives were $7.0 million higher during 2011 as compared to 2012.

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

New Vehicle Inventories
Our new vehicle inventories were $1.9 billion or 55 days supply at December 31, 2012, as compared to new vehicle inventories of $1.4 billion or 50 days supply at December 31, 2011. We had 58,819 units in new vehicle inventory at December 31, 2012, and 43,906 units at December 31, 2011.
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2012	2011	Variance 2012 vs. 2011	2010	Variance 2011 vs. 2010
Floorplan assistance	$73.5	$61.1	$12.4	$55.6	$5.5
Floorplan interest expense (new vehicles)	(43.7)	(40.3)	(3.4)	(40.2)	(0.1)
Net new vehicle inventory carrying benefit	$29.8	$20.8	$9.0	$15.4	$5.4
2012 compared to 2011
The net new vehicle inventory carrying benefit increased in 2012, as compared to 2011, due to an increase in floorplan assistance, partially offset by an increase in floorplan interest expense. Floorplan assistance increased due to higher new vehicle sales and an increase in the floorplan assistance rate per unit. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year, partially offset by lower negotiated floorplan interest rates.
2011 compared to 2010
The net new vehicle inventory carrying benefit increased in 2011, as compared to 2010, due to an increase in floorplan assistance as a result of higher new vehicle sales and an increase in the floorplan assistance rate per unit, partially offset by an increase in floorplan interest expense primarily due to higher average vehicle floorplan payable balances during the year.

Used Vehicle

	Years Ended December 31,
			2012 vs. 2011			2011 vs. 2010
($ in millions, except per vehicle data)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$3,230.4	$3,047.6	$182.8	6.0	$2,764.8	$282.8	10.2
Wholesale revenue	484.3	465.2	19.1	4.1	351.3	113.9	32.4
Total revenue	$3,714.7	$3,512.8	$201.9	5.7	$3,116.1	$396.7	12.7
Retail gross profit	$293.8	$280.6	$13.2	4.7	$258.1	$22.5	8.7
Wholesale gross profit	5.5	4.2	1.3		8.6	(4.4)
Total gross profit	$299.3	$284.8	$14.5	5.1	$266.7	$18.1	6.8
Retail vehicle unit sales	180,973	171,094	9,879	5.8	160,126	10,968	6.8
Revenue per vehicle retailed	$17,850	$17,812	$38	0.2	$17,266	$546	3.2
Gross profit per vehicle retailed	$1,623	$1,640	$(17)	(1.0)	$1,612	$28	1.7
Gross profit as a percentage of retail revenue	9.1%	9.2%			9.3%
Days supply (trailing calendar month days)	35 days	31 days

	Years Ended December 31,
	2012	2011	2012 vs. 2011		2011	2010	2011 vs. 2010
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$3,208.9	$3,047.6	$161.3	5.3	$2,985.6	$2,764.8	$220.8	8.0
Wholesale revenue	473.6	465.2	8.4	1.8	429.4	351.3	78.1	22.2
Total revenue	$3,682.5	$3,512.8	$169.7	4.8	$3,415.0	$3,116.1	$298.9	9.6
Retail gross profit	$291.5	$280.6	$10.9	3.9	$275.1	$258.1	$17.0	6.6
Wholesale gross profit	5.5	4.2	1.3		4.6	8.6	(4.0)
Total gross profit	$297.0	$284.8	$12.2	4.3	$279.7	$266.7	$13.0	4.9
Retail vehicle unit sales	179,669	171,094	8,575	5.0	167,563	160,126	7,437	4.6
Revenue per vehicle retailed	$17,860	$17,812	$48	0.3	$17,818	$17,266	$552	3.2
Gross profit per vehicle retailed	$1,622	$1,640	$(18)	(1.1)	$1,642	$1,612	$30	1.9
Gross profit as a percentage of retail revenue	9.1%	9.2%			9.2%	9.3%

2012 compared to 2011
Same store retail used vehicle revenue increased during 2012, as compared to 2011, as a result of an increase in same store unit volume and an increase in revenue per used vehicle retailed. The increase in same store unit volume was driven in part by an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed during 2012 benefited from a shift in mix toward premium luxury vehicles, which have relatively higher average selling prices.
Same store gross profit per used vehicle retailed decreased during 2012, as compared to 2011, due in part to compressed margins on certified pre-owned vehicles.

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
Same store revenue per used vehicle retailed benefited from an increase in the average selling prices for used vehicles in the Domestic and Import segments primarily due to tighter supply, which drove up the wholesale values of used vehicles. Used vehicle supply was impacted by historically low new vehicle unit sales in recent years, and the decline in off-lease vehicles, as well as by customers retaining their vehicles for longer periods of time. The increase in same store revenue per used vehicle retailed was partially offset by a decline in revenues as a result of increased sales of value-priced vehicles, which have lower average retail prices than used vehicles we typically retail.
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

Used Vehicle Inventories
Used vehicle inventories were $318.7 million or 35 days supply at December 31, 2012, compared to $286.3 million or 31 days at December 31, 2011.

Parts & Service
Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts and collision businesses.

	Years Ended December 31,
			2012 vs. 2011			2011 vs. 2010
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,399.2	$2,293.1	$106.1	4.6	$2,209.1	$84.0	3.8
Gross profit	$1,007.9	$970.1	$37.8	3.9	$963.2	$6.9	0.7
Gross profit as a percentage of revenue	42.0%	42.3%			43.6%

	Years Ended December 31,
			2012 vs. 2011				2011 vs. 2010
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,388.2	$2,293.1	$95.1	4.1	$2,250.9	$2,209.1	$41.8	1.9
Gross profit	$1,003.2	$970.1	$33.1	3.4	$950.7	$963.2	$(12.5)	(1.3)
Gross profit as a percentage of revenue	42.0%	42.3%			42.2%	43.6%

2012 compared to 2011
Same store parts and service gross profit increased during 2012, as compared to 2011, primarily due to increases in gross profit associated with the preparation of vehicles for sale of $25.1 million, customer-pay service of $7.5 million, and collision business of $2.7 million, partially offset by a decline in gross profit associated with warranty of $1.2 million.
Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle sales volume. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Gross profit associated with our collision businesses benefited from expanded relationships with insurance providers and increased capacity at certain of our collision centers. Warranty gross profit was adversely impacted during 2012 by fewer vehicles in operation as a result of historically lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.
2011 compared to 2010
Same store parts and service gross profit decreased during 2011, as compared to 2010, primarily due to a decline in gross profit associated with warranty of $19.5 million, partially offset by an increase in gross profit associated with customer-pay service of $6.5 million and an increase in gross profit associated with the preparation of vehicles for sale of $4.5 million.
Warranty gross profit was adversely impacted during 2011 by fewer vehicles in operation as a result of historically lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years. Additionally, in 2010, warranty gross profit benefited from an increase in warranty service related to the rise of manufacturer recalls in the automotive industry. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Gross profit associated with the preparation of vehicles for sale was favorably impacted by higher new and used vehicle sales volume.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2012 vs. 2011			2011 vs. 2010
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$571.2	$474.5	$96.7	20.4	$418.9	$55.6	13.3
Gross profit per vehicle retailed	$1,273	$1,201	$72	6.0	$1,143	$58	5.1

	Years Ended December 31,
			2012 vs. 2011				2011 vs. 2010
	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2011	2010	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$568.1	$474.5	$93.6	19.7	$463.9	$418.9	$45.0	10.7
Gross profit per vehicle retailed	$1,275	$1,201	$74	6.2	$1,204	$1,143	$61	5.3

2012 compared to 2011
Same store finance and insurance revenue and gross profit increased during 2012, as compared to 2011, due to an increase in new and used vehicle sales volume and an increase in same store finance and insurance revenue and gross profit per vehicle retailed. Finance and insurance revenue and gross profit during 2012 were also impacted by a favorable adjustment of $5.1 million ($3.2 million after-tax) associated with certain product maintenance contracts. This benefit was partially offset by a decrease in retrospective commissions.
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

Segment Results
In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Years Ended December 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$5,131.6	$4,655.4	$476.2	10.2	$4,111.3	$544.1	13.2
Import	5,828.8	4,933.3	895.5	18.2	4,582.2	351.1	7.7
Premium Luxury	4,553.3	4,096.4	456.9	11.2	3,635.2	461.2	12.7
Total segment revenue	15,513.7	13,685.1	1,828.6	13.4	12,328.7	1,356.4	11.0
Corporate and other	155.1	147.2	7.9	5.4	132.3	14.9	11.3
Total consolidated revenue	$15,668.8	$13,832.3	$1,836.5	13.3	$12,461.0	$1,371.3	11.0
Segment income*:
Domestic	$209.4	$180.0	$29.4	16.3	$152.7	$27.3	17.9
Import	257.9	227.1	30.8	13.6	188.2	38.9	20.7
Premium Luxury	270.4	244.1	26.3	10.8	219.7	24.4	11.1
Total segment income	737.7	651.2	86.5	13.3	560.6	90.6	16.2
Corporate and other	(137.9)	(121.9)	(16.0)		(106.5)	(15.4)
Floorplan interest expense	45.5	42.7	(2.8)		42.5	(0.2)
Operating income	$645.3	$572.0	$73.3	12.8	$496.6	$75.4	15.2
*Segment income for each of our segments is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	85,947	76,335	9,612	12.6	64,317	12,018	18.7
Import	133,938	106,175	27,763	26.1	106,100	75	0.1
Premium Luxury	47,925	41,524	6,401	15.4	36,039	5,485	15.2
	267,810	224,034	43,776	19.5	206,456	17,578	8.5

As of March 31, 2012, we revised the basis of segmentation of our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we reclassified historical amounts to conform to our current segment presentation. We reclassified revenue of $187.7 million and segment income of $13.2 million for 2011, and revenue of $126.2 million and segment income of $11.3 million for 2010 related to the five Audi franchises we held during these periods.

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$5,131.6	$4,655.4	$476.2	10.2	$4,111.3	$544.1	13.2
Segment income	$209.4	$180.0	$29.4	16.3	$152.7	$27.3	17.9
Retail new vehicle unit sales	85,947	76,335	9,612	12.6	64,317	12,018	18.7

2012 compared to 2011
Domestic revenue increased during 2012, as compared to 2011, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle revenue and unit sales increased for all three domestic manufacturers as compared to 2011.
Domestic segment income increased during 2012, as compared to 2011, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from higher new and used vehicle unit volume, as well as an increase in new vehicle gross profit due to higher new vehicle unit volume. Increases in Domestic segment income were partially offset by an increase in variable expenses.
2011 compared to 2010
Domestic revenue increased during 2011, as compared to 2010, due to an increase in new and used vehicle unit volume and an increase in revenue per used vehicle retailed. The increase in new vehicle unit volume was primarily due to improved market conditions, including increased consumer demand, as well as reinstatement or expansion of certain manufacturer leasing programs. New vehicle revenue and unit sales increased for all three domestic manufacturers as compared to 2010. The increases in used vehicle unit volume and revenue per used vehicle retailed were primarily due to improved market conditions. The increase in revenue per used vehicle retailed was partially offset by a decline in revenues as a result of increased sales of value-priced vehicles, which have lower average retail prices than used vehicles we typically retail.
Domestic segment income increased during 2011, as compared to 2010, primarily due to an increase in new and used vehicle unit volume. Domestic segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Domestic segment income were partially offset by an increase in volume-related expenses.

Import
The Import segment operating results included the following:

	Years Ended December 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$5,828.8	$4,933.3	$895.5	18.2	$4,582.2	$351.1	7.7
Segment income	$257.9	$227.1	$30.8	13.6	$188.2	$38.9	20.7
Retail new vehicle unit sales	133,938	106,175	27,763	26.1	106,100	75	0.1

2012 compared to 2011
Import revenue increased during 2012, as compared to 2011, primarily due to an increase in new vehicle unit volume, partially offset by a decrease in revenue per new vehicle retailed. The increase in new vehicle unit volume was due to significantly improved inventory levels of vehicles produced by Japanese manufacturers, as well as to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Import segment income increased during 2012, as compared to 2011, primarily due to an increase in finance and insurance revenue and gross profit and parts and service gross profit, both of which benefited from higher new and used vehicle unit volume, as well as an increase in new vehicle gross profit due to higher new vehicle unit volume. Increases in Import segment income were partially offset by an increase in variable expenses.
2011 compared to 2010
Import revenue increased during 2011, as compared to 2010, due to an increase in used vehicle unit volume, primarily due to the recent acquisitions we completed in the third quarter of 2010 and the first quarter of 2011, and an increase in revenue per new and used vehicle retailed. Revenue per new and used vehicle retailed benefited from an increase in the average selling prices for both new and used vehicles, due in part to the Japan supply constraints.
Import segment income increased during 2011, as compared to 2010, primarily due to the effect of the recent acquisitions noted above, as well as an increase in used vehicle unit volume and new and used vehicle gross profit due to the Japan supply constraints. Import segment income also benefited from an increase in finance and insurance revenue and gross profit. Increases in Import segment income were partially offset by an increase in selling, general, and administrative expenses primarily due to an increase in sales commissions resulting from higher new and used vehicle gross profit.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2010	Variance Favorable / (Unfavorable)	% Variance
Revenue	$4,553.3	$4,096.4	$456.9	11.2	$3,635.2	$461.2	12.7
Segment income	$270.4	$244.1	$26.3	10.8	$219.7	$24.4	11.1
Retail new vehicle unit sales	47,925	41,524	6,401	15.4	36,039	5,485	15.2

2012 compared to 2011
Premium Luxury revenue increased during 2012, as compared to the same period in 2011, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was due in part to significantly improved inventory levels of vehicles produced by a Japanese manufacturer, as well as to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Premium Luxury segment income increased during 2012, as compared to 2011, primarily due to an increase in finance and insurance revenue and gross profit and parts and service gross profit, both of which benefited from higher new and used vehicle unit volume, as well as an increase in new vehicle gross profit due to higher new vehicle unit volume. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses. The prior year period was also more favorably impacted by a higher amount of certain performance-based manufacturer incentives as noted above in the “New Vehicle” section.
2011 compared to 2010
Premium Luxury revenue increased during 2011, as compared to the same period in 2010, primarily due to an increase in new and used vehicle unit volume and an increase in revenue per new vehicle retailed. The increases in new and used vehicle unit volume and revenue per new vehicle retailed was primarily due to improved market conditions, including increased consumer demand.
Premium Luxury segment income increased during 2011, as compared to 2010, primarily due to an increase in new vehicle unit volume and supply and demand imbalances for vehicles produced by Japanese manufacturers as a result of the Japan supply constraints. Premium Luxury segment income also benefited from an increase in finance and insurance revenue and gross profit. The increases in Premium Luxury segment income were partially offset by an increase in volume-related expenses, as well as by a decrease in certain performance-based manufacturer incentives as compared to the prior year. As noted above in the “New Vehicle” section, we achieved certain manufacturer incentive program goals during 2011 and 2010.

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

	Years Ended December 31,
($ in millions)	2012	2011	Variance Favorable / (Unfavorable)	% Variance	2010	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$1,162.4	$1,072.0	$(90.4)	(8.4)	$1,011.9	$(60.1)	(5.9)
Advertising	135.7	130.2	(5.5)	(4.2)	126.2	(4.0)	(3.2)
Store and corporate overhead	451.4	447.2	(4.2)	(0.9)	414.0	(33.2)	(8.0)
Total	$1,749.5	$1,649.4	$(100.1)	(6.1)	$1,552.1	$(97.3)	(6.3)

SG&A as a % of total gross profit:
Compensation	46.8	46.5	(30)	bps	47.6	110	bps
Advertising	5.5	5.7	20	bps	5.9	20	bps
Store and corporate overhead	18.1	19.4	130	bps	19.5	10	bps
Total	70.4	71.6	120	bps	73.0	140	bps
2012 compared to 2011
SG&A expenses increased in 2012, as compared to 2011, due to a performance-driven increase in compensation expense, an increase in gross advertising expenditures, which was partially offset by an increase in advertising reimbursements from manufacturers, and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 70.4% in 2012 from 71.6% in 2011 resulting from our continued effective management of our cost structure, improved associate productivity, and improved gross profit.
2011 compared to 2010
SG&A expenses increased in 2011, as compared to 2010, primarily due to a performance-driven increase in compensation expense, an increase in store and corporate overhead expenses, including a $4.9 million increase associated with hail-storm related losses, and an increase in gross advertising expenditures, partially offset by an increase in advertising reimbursements from manufacturers. As a percentage of total gross profit, SG&A expenses decreased to 71.6% in 2011 from 73.0% in 2010 resulting from our continued effective management of our cost structure and improved gross profit.
Re-Branding Initiative
On January 31, 2013, we announced that we will begin marketing our Domestic and Import stores under the AutoNation retail brand. The re-branding of these stores, which previously operated under various local market retail brands, will take place throughout the first half of 2013. As part of this re-branding initiative, we expect to incur, primarily during the first half of 2013, incremental, non-recurring expenses of approximately $18 million.

Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $45.5 million in 2012, $42.7 million in 2011, and $42.5 million in 2010.
2012 compared to 2011
The increase in floorplan interest expense of $2.8 million in 2012, as compared to 2011, is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.
2011 compared to 2010
The increase in floorplan interest expense of $0.2 million in 2011, as compared to 2010, is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our term loan facility, revolving credit facility, mortgage facility, and outstanding senior unsecured notes. Other interest expense was $86.9 million in 2012, $66.0 million in 2011, and $56.1 million in 2010.
2012 compared to 2011
The increase in other interest expense of $20.9 million in 2012, as compared to 2011, was primarily due to a $17.6 million increase resulting from the February 2012 issuance of our 5.5% Senior Notes due 2020 and a $5.5 million increase resulting from higher levels of debt outstanding during the year associated with our revolving credit facility and capital lease and other debt obligations. These increases were partially offset by decreases in interest expense of $2.5 million resulting from lower interest rates on our term loan facility, $0.7 million resulting from the redemption of our 7% Senior Notes due 2014, and $0.4 million resulting from lower levels of debt outstanding during the year associated with our mortgage facility.
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
Loss on Debt Extinguishment
We expensed $2.2 million pre-tax in the fourth quarter of 2011 and $19.6 million pre-tax in the second quarter of 2010 related to certain debt refinancing transactions that we completed in each respective period. These expenses included $0.4 million during 2011 and $3.5 million during 2010 for the write-off of previously deferred debt issuance costs. These expenses are recorded in Loss on Debt Extinguishment in the accompanying Consolidated Statements of Income.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 38.6% in 2012. See Note 11 of the Notes to Consolidated Financial Statements for discussion of our unrecognized tax benefits. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2013.
Our effective income tax rate was 38.4% in 2011 and 38.3% in 2010, both of which reflect the benefit of certain favorable tax adjustments.

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
We had a loss from discontinued operations totaling $0.9 million in 2012, net of income taxes, primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed.
We had a loss from discontinued operations totaling $2.8 million in 2011, net of income taxes, primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed, as well as expected losses on real estate to be sold.
We had a loss from discontinued operations totaling $8.7 million in 2010, net of income taxes, primarily related to operational losses for stores that were classified as discontinued operations, as well as carrying costs for real estate not yet sold related to stores that had been closed.

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
Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2012 and 2011:

(In millions)	December 31, 2012	December 31, 2011
Cash and Cash Equivalents	$69.7	$86.6
Revolving Credit Facility(1)	$603.5	$648.5
Secured Used Floorplan Facilities(2)	$92.9	$75.4

(1)
Based on aggregate borrowings outstanding of $540.0 million and outstanding letters of credit of $56.5 million at December 31, 2012, and aggregate borrowings outstanding of $495.0 million and outstanding letters of credit of $56.5 million at December 31, 2011. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2012, surety bonds, letters of credit, and cash deposits totaled $92.2 million, including the $56.5 million of letters of credit outstanding under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.

In February 2012, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscriptions rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
Capital Allocation
Our capital allocation strategy is focused on maximizing stockholder returns. The first priority of our capital allocation strategy is to maintain a strong balance sheet. Second, we invest capital in our business to maintain and upgrade our existing facilities and to build new facilities, as well as for other strategic and technology initiatives. Third, we deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.
Share Repurchases
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2012	2011	2010
Shares repurchased	16.6	17.1	26.6
Aggregate purchase price	$580.6	$583.4	$523.7
Average purchase price per share	$34.89	$34.14	$19.70

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
As of December 31, 2012, $319.2 million remained available for share repurchases under the program.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2012	2011	2010
Purchases of property and equipment, including operating lease buy-outs (1)	$183.6	$158.1	$161.8

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $170 million in 2013 primarily related to our store facilities.

Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2012	2011	2010
Cash received from (used in) business acquisitions, net	$(141.6)	$(64.2)	$(73.1)
Cash received from (used in) business divestitures, net	$6.8	$4.9	$13.0

We purchased six stores and related assets during 2012, compared to one in 2011 and five in 2010. We acquired Boardwalk Audi, Boardwalk Porsche, Boardwalk Volkswagen, Park Cities Volkswagen, and McKinney Volkswagen in the Dallas, Texas market and Spring Chrysler Jeep Dodge Ram in the Houston, Texas market on December 21, 2012. The aggregate purchase price of these acquisitions was $203.7 million, including $141.6 million paid at closing and $62.1 million in liabilities related to capital leases and deferred purchase price commitments.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2012 and 2011:

(In millions)	2012	2011
7% Senior Notes due 2014	$—	$14.7
6.75% Senior Notes due 2018	395.6	395.0
5.5% Senior Notes due 2020	350.0	—
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	540.0	495.0
Mortgage facility(1)	203.3	211.5
Capital leases and other debt	107.2	30.8
	2,096.1	1,647.0
Less: current maturities	(29.8)	(12.6)
Long-term debt, net of current maturities	$2,066.3	$1,634.4

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
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
At December 31, 2012, we had outstanding $395.6 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.

Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016. As of December 31, 2012, we had borrowings outstanding of $540.0 million under the revolving credit facility. We have a $200 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at December 31, 2012, leaving an additional borrowing capacity under the revolving credit facility of $603.5 million at December 31, 2012.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $1.8 billion at December 31, 2012 and $1.4 billion at December 31, 2011. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $773.9 million at December 31, 2012, and $536.5 million at December 31, 2011, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At December 31, 2012, the aggregate capacity under our used vehicle floorplan facilities was $275.0 million. As of that date, $119.5 million had been borrowed under those facilities, and the remaining borrowing capacity of $155.5 million was limited to $92.9 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At December 31, 2012, we had $203.3 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary. The mortgage facility was refinanced under a new facility in November 2007 to provide a fixed interest rate (5.864%) and provide financing secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.

At December 31, 2012, we had capital lease and other debt obligations of $107.2 million, which are due at various dates through 2032.
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
Under our credit agreement we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the credit agreement, the maximum capitalization ratio is 65.0% and the maximum leverage ratio is 3.75x. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2011 plus $1.52 billion. The specific terms of these covenants can be found in our credit agreement, which we filed with our Current Report on Form 8-K on December 8, 2011.
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
As of December 31, 2012, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at December 31, 2012, our leverage ratio and capitalization ratio were as follows:

	December 31, 2012
	Requirement	Actual
Leverage ratio	< 3.75x	2.82x
Capitalization ratio	< 65.0%	59.1%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2012	2011	2010
Net cash provided by operating activities	$316.6	$376.4	$251.8
Net cash used in investing activities	$(297.8)	$(206.2)	$(200.2)
Net cash used in financing activities	$(35.7)	$(178.7)	$(130.0)

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
2012 compared to 2011
Net cash provided by operating activities decreased during 2012, as compared to 2011, primarily due to an increase in working capital requirements, partially offset by an increase in earnings.
2011 compared to 2010
During 2011, we paid $14.8 million in connection with refinancing our indebtedness. Cash flows from operating activities reflect $1.8 million of these cash payments that we charged to expense related to this refinancing transaction. In addition, we charged to expense $0.4 million of previously deferred debt issuance costs. Cash flows from financing activities, discussed below, reflect $13.0 million of debt issuance costs that are being amortized to interest expense over the term of the new credit agreement.
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
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we project that 2013 capital expenditures, including accrued construction in progress, will be approximately $170 million.
2012 compared to 2011
Net cash used in investing activities increased during 2012 as compared to 2011, primarily due to an increase in cash used in business acquisitions.
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
2012 compared to 2011
During 2012, under our share repurchase program authorized by our Board of Directors, we repurchased 16.6 million shares of common stock for an aggregate purchase price of $580.6 million (average purchase price per share of $34.89), including repurchases for which settlement occurred subsequent to December 31, 2012. Additionally, 46,467 shares were surrendered to AutoNation primarily to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2011, under our share repurchase program authorized by our Board of Directors, we repurchased 17.1 million shares of our common stock for an aggregate purchase price of $583.4 million (average purchase price per share of $34.14), including repurchases for which settlement occurred subsequent to December 31, 2011. Additionally, 43,729 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2012, we borrowed $1.3 billion and repaid $1.2 billion under our revolving credit facility, for net borrowings of $45.0 million. During 2011, we borrowed $940.0 million and repaid $625.0 million under our revolving credit facility, for net borrowings of $315.0 million.
On February 1, 2012, we issued $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. See “Long-Term Debt - Senior Unsecured Notes” above for additional information regarding our 5.5% Senior Notes due 2020. Cash flows from financing activities in 2012 reflect cash payments of $6.0 million for debt issuance costs that are being amortized to expense over the term of the related debt.
On April 16, 2012, we redeemed all of our outstanding 7% Senior Notes due 2014 at 100% of principal, for which we paid $14.7 million.
During 2011, we entered into a new five-year unsecured credit agreement with a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The new credit agreement replaced our prior unsecured credit agreement. The prior credit agreement was terminated concurrently with our entry into the new credit agreement, and the indebtedness outstanding under the prior credit agreement was paid off with proceeds from borrowings under the new credit agreement. Cash flows from financing activities in 2011 also reflect cash payments of $13.0 million for debt issuance costs that are being amortized to expense over the term of the new credit agreement.
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net proceeds of $137.5 million during 2012 compared to net proceeds of $40.1 million in 2011.
During 2012, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options and a decrease in the related excess tax benefit from stock-based awards as compared to 2011.
2011 compared to 2010
Net cash used in financing activities increased during 2011, as compared to 2010, primarily due to the net impact of the debt activity that occurred in 2011, as noted above, and 2010, described below, as well as a decrease in net proceeds from vehicle floorplan payable-non-trade and an increase in the repurchase of shares of our common stock, partially offset by increases in revolver borrowings and proceeds from the exercise of stock options in 2011 as compared to 2010.
During 2010, we accepted for payment, and thereafter cancelled, all of our outstanding Floating Rate Senior Notes due 2013 and 88.9% of our 7% Senior Notes due 2014, representing an aggregate principal amount of $264.0 million of old notes, and closed the debt offering and issued $400.0 million aggregate principal amount of 6.75% Senior Notes due 2018.
A portion of the proceeds from the sale of the 6.75% Senior Notes due 2018 was used (1) to pay approximately $274.5 million for the old notes that were validly tendered and accepted for payment (which included accrued and unpaid interest for the old notes, as well as consent payments for those that were tendered and accepted for payment by April 13, 2010), (2) to reduce the size of our term loan facility by approximately $66.6 million (from $600.0 million to $533.4 million), (3) to pay transaction fees and expenses related to the 2010 debt offering, the tender offers, and the amendment to then existing credit agreement, and (4) for general corporate purposes. Cash flows from financing activities in 2010 also reflect cash payments of $11.9 million for debt issuance costs that are being amortized to expense over the term of the related debt arrangements.

Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2012:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2013)	1 - 3 Years (2014 and 2015)	3 - 5 Years (2016 and 2017)	More Than 5 Years (2018 and thereafter)
Vehicle floorplan payable (Note 3)(1)	$2,540.2	$2,540.2	$—	$—	$—
Long-term debt, including capital leases (Note 7)(1)	2,096.1	29.8	53.7	1,218.7	793.9
Interest payments(2)	371.0	62.8	121.7	116.3	70.2
Operating lease and other commitments (Note 8)(3)	467.5	44.4	78.6	69.2	275.3
Unrecognized tax benefits, net (Note 11)(1)	5.8	0.8	1.3	—	3.7
Deferred compensation obligations(4)	40.6	1.4	—	—	39.2
Estimated liability for chargebacks (Note 19)(5)	56.0	31.1	22.0	2.8	0.1
Estimated liability for self-insurance obligations(6)	61.5	22.6	21.0	10.0	7.9
Purchase obligations(7)	126.9	55.7	40.9	29.5	0.8
Total	$5,765.6	$2,788.8	$339.2	$1,446.5	$1,191.1

(1)	See Notes to Consolidated Financial Statements.

(2)
Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes and mortgage facility. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

(3)
Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2012, these charges totaled approximately $21 million. See Note 8 of the Notes to Consolidated Financial Statements.

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

(7)	Primarily represents purchase orders and contracts in connection with information technology and communication systems, as well as real estate construction projects.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2012, surety bonds, letters of credit, and cash deposits totaled $92.2 million, of which $56.5 million represented letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.

Off-Balance Sheet Arrangements
As of December 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our expectations for the automotive retail industry and the Company, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

•	Our results of operations and financial condition have been and could continue to be adversely affected by the unfavorable economic conditions in the United States and/or Europe.

•	If we are not able to maintain and enhance our retail brands and reputation, or if events occur that damage our retail brands and reputation, our business and financial results may be harmed.

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

•
Our largest stockholders, as a result of their ownership stakes in us, have the ability to exert substantial influence over actions to be taken or approved by our stockholders or Board of Directors. In addition, future share repurchases and flutuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.

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
We had $2.5 billion of variable rate vehicle floorplan payable at December 31, 2012, and $1.9 billion at December 31, 2011. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $25.4 million in 2012 and $19.0 million in 2011 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $1.0 billion of other variable rate debt outstanding at December 31, 2012 and 2011. Based on the amounts outstanding at year-end, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $10.4 million in 2012 and $10.0 million in 2011.
Our fixed rate debt, consisting of amounts outstanding under senior unsecured notes, mortgages, and capital lease and other debt obligations, totaled $1.1 billion and had a fair value of $1.1 billion as of December 31, 2012, and totaled $652.0 million and had a fair value of $675.6 million as of December 31, 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoNation, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
February 14, 2013
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited AutoNation, Inc. and subsidiaries’ (AutoNation, Inc.) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AutoNation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, AutoNation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
AutoNation, Inc. acquired six stores (Boardwalk Audi, Boardwalk Porsche, Boardwalk Volkswagen, Park Cities Volkswagen, McKinney Volkswagen, and Spring Chrysler Jeep Dodge Ram) on December 21, 2012, and, as permitted, management elected to exclude the six stores they acquired from its assessment of internal control over financial reporting as of December 31, 2012. The total assets of these six stores represented approximately 4% of AutoNation, Inc.’s total consolidated assets as of December 31, 2012. From the December 21, 2012 acquisition date to December 31, 2012, the amounts of revenue of the six stores acquired included in AutoNation, Inc.’s Consolidated Statement of Income for the year ended December 31, 2012, were not material. Our audit of internal control over financial reporting of AutoNation, Inc. also excluded an evaluation of the internal control over financial reporting of these six acquired stores (Boardwalk Audi, Boardwalk Porsche, Boardwalk Volkswagen, Park Cities Volkswagen, McKinney Volkswagen, and Spring Chrysler Jeep Dodge Ram).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoNation, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 14, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 14, 2013
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.7	$86.6
Receivables, net	698.4	587.4
Inventory	2,396.9	1,809.2
Other current assets	196.1	193.0
Total Current Assets	3,361.1	2,676.2
PROPERTY AND EQUIPMENT, NET	2,095.1	1,950.7
GOODWILL, NET	1,237.4	1,172.2
OTHER INTANGIBLE ASSETS, NET	291.3	217.8
OTHER ASSETS	218.1	181.9
Total Assets	$7,203.0	$6,198.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,766.3	$1,362.3
Vehicle floorplan payable - non-trade	773.9	536.5
Accounts payable	235.8	202.4
Current maturities of long-term debt	29.8	12.6
Other current liabilities	395.9	348.8
Total Current Liabilities	3,201.7	2,462.6
LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,066.3	1,634.4
DEFERRED INCOME TAXES	89.4	62.3
OTHER LIABILITIES	157.1	144.9
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at December 31, 2012 and 2011, including shares held in treasury	1.6	1.6
Additional paid-in capital	26.6	19.6
Retained earnings	2,963.0	2,646.6
Treasury stock, at cost; 42,705,580 and 27,777,625 shares held, respectively	(1,302.7)	(773.2)
Total Shareholders’ Equity	1,688.5	1,894.6
Total Liabilities and Shareholders’ Equity	$7,203.0	$6,198.8

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2012	2011	2010
Revenue:
New vehicle	$8,906.9	$7,498.9	$6,669.1
Used vehicle	3,714.7	3,512.8	3,116.1
Parts and service	2,399.2	2,293.1	2,209.1
Finance and insurance, net	571.2	474.5	418.9
Other	76.8	53.0	47.8
TOTAL REVENUE	15,668.8	13,832.3	12,461.0
Cost of Sales:
New vehicle	8,327.4	6,951.2	6,217.9
Used vehicle	3,415.4	3,228.0	2,849.4
Parts and service	1,391.3	1,323.0	1,245.9
Other	48.3	26.1	20.3
TOTAL COST OF SALES	13,182.4	11,528.3	10,333.5
Gross Profit:
New vehicle	579.5	547.7	451.2
Used vehicle	299.3	284.8	266.7
Parts and service	1,007.9	970.1	963.2
Finance and insurance	571.2	474.5	418.9
Other	28.5	26.9	27.5
TOTAL GROSS PROFIT	2,486.4	2,304.0	2,127.5
Selling, general & administrative expenses	1,749.5	1,649.4	1,552.1
Depreciation and amortization	87.3	83.7	76.8
Franchise rights impairment	4.2	—	—
Other expenses (income), net	0.1	(1.1)	2.0
OPERATING INCOME	645.3	572.0	496.6
Non-operating income (expense) items:
Floorplan interest expense	(45.5)	(42.7)	(42.5)
Other interest expense	(86.9)	(66.0)	(56.1)
Loss on debt extinguishment	—	(2.2)	(19.6)
Interest income	0.3	0.7	1.4
Other income (losses), net	3.6	(0.5)	1.5
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	516.8	461.3	381.3
Income tax provision	199.5	177.1	146.0
NET INCOME FROM CONTINUING OPERATIONS	317.3	284.2	235.3
Loss from discontinued operations, net of income taxes	(0.9)	(2.8)	(8.7)
NET INCOME	$316.4	$281.4	$226.6
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.56	$1.96	$1.50
Discontinued operations	$(0.01)	$(0.02)	$(0.06)
Net income	$2.56	$1.94	$1.44
Weighted average common shares outstanding	123.8	144.8	156.9
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.52	$1.93	$1.48
Discontinued operations	$(0.01)	$(0.02)	$(0.05)
Net income	$2.52	$1.91	$1.43
Weighted average common shares outstanding	125.8	147.3	158.6
COMMON SHARES OUTSTANDING, net of treasury stock	120.9	135.8	148.4
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2011, and 2010
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2009	193,562,149	$1.9	$480.2	$2,221.0	$(399.9)	$2,303.2
Net income	—	—	—	226.6	—	226.6
Repurchases of common stock	—	—	—	—	(524.4)	(524.4)
Treasury stock cancellation	(30,000,000)	(0.3)	(483.7)	(82.4)	566.4	—
Stock-based compensation expense	—	—	15.9	—	—	15.9
Shares awarded under stock-based compensation plans, including excess income tax benefit of $7.7	—	—	(10.4)	—	68.0	57.6
BALANCE AT DECEMBER 31, 2010	163,562,149	$1.6	$2.0	$2,365.2	$(289.9)	$2,078.9
Net income	—	—	—	281.4	—	281.4
Repurchases of common stock	—	—	—	—	(584.9)	(584.9)
Stock-based compensation expense	—	—	18.4	—	—	18.4
Shares awarded under stock-based compensation plans, including excess income tax benefit of $22.8	—	—	(0.8)	—	101.6	100.8
BALANCE AT DECEMBER 31, 2011	163,562,149	$1.6	$19.6	$2,646.6	$(773.2)	$1,894.6
Net income	—	—	—	316.4	—	316.4
Repurchases of common stock	—	—	—	—	(582.3)	(582.3)
Stock-based compensation expense	—	—	18.6	—	—	18.6
Shares awarded under stock-based compensation plans, including excess income tax benefit of $10.6	—	—	(11.6)	—	52.8	41.2
BALANCE AT DECEMBER 31, 2012	163,562,149	$1.6	$26.6	$2,963.0	$(1,302.7)	$1,688.5

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2012	2011	2010
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$316.4	$281.4	$226.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.9	2.8	8.7
Depreciation and amortization	87.3	83.7	76.8
Amortization of debt issuance costs and accretion of debt discounts	5.6	4.3	3.5
Stock-based compensation expense	18.6	18.4	15.9
Franchise rights impairment	4.2	—	—
Non-cash impairment charges	0.8	2.2	3.7
Write-off of deferred debt issuance costs	—	0.4	3.5
Net gain on asset sales and dispositions	(0.3)	(3.5)	(2.8)
Deferred income tax provision	26.8	31.1	12.8
Excess tax benefit from stock-based awards	(10.6)	(22.8)	(7.7)
Other	(4.0)	0.3	2.3
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	(112.0)	(127.4)	(55.9)
Inventory	(474.7)	70.1	(448.6)
Other assets	(35.8)	(23.6)	28.6
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	404.0	(17.6)	352.6
Accounts payable	35.1	38.4	11.8
Other liabilities	55.3	37.7	14.7
Net cash provided by continuing operations	317.6	375.9	246.5
Net cash provided by (used in) discontinued operations	(1.0)	0.5	5.3
Net cash provided by operating activities	316.6	376.4	251.8
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(160.6)	(149.1)	(150.4)
Property operating lease buy-outs	(16.8)	(13.8)	(11.4)
Proceeds from the sale of property and equipment	0.6	3.0	5.4
Proceeds from the disposal of assets held for sale	15.3	10.9	12.4
Insurance recoveries on property and equipment	1.0	0.1	1.8
Cash used in business acquisitions, net of cash acquired	(141.6)	(64.2)	(73.1)
Cash received from business divestitures, net of cash relinquished	6.8	4.9	13.0
Proceeds from the sales of restricted investments	0.4	—	1.3
Other	(2.9)	2.0	1.0
Net cash used in continuing operations	(297.8)	(206.2)	(200.0)
Net cash used in discontinued operations	—	—	(0.2)
Net cash used in investing activities	(297.8)	(206.2)	(200.2)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2012	2011	2010
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(575.6)	(579.8)	(524.4)
Proceeds from 5.5% Senior Notes due 2020	350.0	—	—
Proceeds from 6.75% Senior Notes due 2018	—	—	394.0
Proceeds from term loan facility	—	500.0	—
Payment of term loan facility	—	(533.4)	(66.6)
Payment of Floating Rate Senior Notes due 2013	—	—	(146.1)
Payment of 7% Senior Notes due 2014	(14.7)	—	(117.9)
Proceeds from revolving credit facilities	1,280.0	940.0	305.0
Payments of revolving credit facilities	(1,235.0)	(625.0)	(125.0)
Payment of debt issuance costs	(6.0)	(13.0)	(11.9)
Net proceeds from vehicle floorplan payable - non-trade	137.5	40.1	117.0
Payments of mortgage facilities	(8.1)	(7.7)	(7.3)
Payments of capital leases	(5.0)	(0.7)	(0.3)
Proceeds from the exercise of stock options	30.6	78.0	49.9
Excess tax benefit from stock-based awards	10.6	22.8	7.7
Net cash used in continuing operations	(35.7)	(178.7)	(125.9)
Net cash used in discontinued operations	—	—	(4.1)
Net cash used in financing activities	(35.7)	(178.7)	(130.0)
DECREASE IN CASH AND CASH EQUIVALENTS	(16.9)	(8.5)	(78.4)
CASH AND CASH EQUIVALENTS at beginning of period	86.6	95.1	173.5
CASH AND CASH EQUIVALENTS at end of period	$69.7	$86.6	$95.1

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2012, we owned and operated 265 new vehicle franchises from 221 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2012, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which includes the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of AutoNation, Inc. and its subsidiaries. All of our automotive dealership subsidiaries are indirectly wholly owned by the parent company, AutoNation, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Significant estimates made by AutoNation in the accompanying Consolidated Financial Statements include certain assumptions related to goodwill, intangible assets, long-lived assets, and assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, accruals related to self-insurance programs, certain legal proceedings, estimated tax liabilities, estimated losses from disposals of discontinued operations, and certain assumptions related to stock-based compensation.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. Under our cash management system, outstanding checks that are in excess of the cash balances at certain banks are included in Accounts Payable in the Consolidated Balance Sheets and changes in these amounts are reflected in operating cash flows in the accompanying Consolidated Statements of Cash Flows.
Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Additionally, we receive floorplan interest assistance from certain manufacturers. This assistance is reflected as a

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

reduction to the inventory cost and as a reduction to cost of sales as the vehicles are sold. At December 31, 2012 and 2011, inventory cost had been reduced by $15.8 million and $11.8 million, respectively, for interest assistance received from manufacturers. Parts, accessories, and other inventory are valued at the lower of acquisition cost (first-in, first-out) or market. See Note 3 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
Property and Equipment, net
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability and included in current and/or long-term debt based on the lease term. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Expenses (Income), Net in the Consolidated Statements of Income. See Note 4 of the Notes to Consolidated Financial Statements for detailed information about our property and equipment.
Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and capitalized lease assets are amortized to depreciation expense over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

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
During 2012, we fully impaired certain long-lived assets held and used in continuing operations and recorded a non-cash impairment charge of $0.8 million. During 2011, we recorded a non-cash impairment charge of $1.1 million related to a valuation adjustment for the cumulative depreciation not recorded during the held for sale period for continuing operations assets that were reclassified from held for sale to held and used during 2011. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $70.4 million at December 31, 2012, and $70.1 million at December 31, 2011, included in continuing operations. During 2012, we recorded no impairment charges related to our continuing operations assets held for sale. During 2011, we recorded $1.1 million of non-cash net impairment charges related to our continuing operations assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $43.2 million at December 31, 2012, and $49.5 million at December 31, 2011, included in discontinued operations. We recorded $0.1 million during 2012 and $0.5 million during 2011 of non-cash impairment charges related to our discontinued operations assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. These charges are recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Income.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill and Other Intangible Assets, net
Goodwill consists of the cost of acquired businesses in excess of the fair value of the net assets acquired. Additionally, other intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of our intent to do so.
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
Goodwill and franchise rights assets are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2012. Based on our qualitative assessment of potential goodwill impairment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and recorded no goodwill impairment charges during 2012. We recorded $4.2 million ($2.6 million after-tax) of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement as a result of the annual franchise impairment test during 2012. The non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value, and is classified as Franchise Rights Impairment in the accompanying Consolidated Statements of Income.
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
Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, deferred tax assets, and the long-term portions of notes receivable and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense in the accompanying Consolidated Statements of Income using the effective interest method through maturity.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Employee Savings Plans
We offer a 401(k) plan to all of our employees and provide a matching contribution to certain employees that participate in the plan. We provided a matching contribution of $3.5 million in 2012 and $2.1 million in 2011. No matching contribution was made in 2010. Prior to January 1, 2011, participants became fully vested in the employer match immediately upon contribution. Effective January 1, 2011, employer matching contributions are subject to a 3-year graded vesting period for employees hired subsequent to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain employees and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $0.5 million for 2012 and $0.6 million for 2011. No matching contribution was made in 2010. One-third of the matching contribution is vested and credited to participants on the first business day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. Participants eligible for a matching contribution under the Plan are not eligible for a matching contribution in our 401(k) plan. The balances due to participants in the Plan were $40.6 million as of December 31, 2012, and $34.1 million as of December 31, 2011, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
Stock-Based Compensation
Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vested in increments of 25% per year over a four-year period on the anniversary of the grant date. Employee stock option awards granted subsequent to 2008 are annual awards granted in four equal increments over the year, which in 2012 were granted on each of March 1, June 1, September 4, and December 3, 2012, and have a term of 10 years from the first date of grant (i.e., all options granted in 2012 will expire on March 1, 2022) and vest in equal installments over four years commencing on June 1 of the year following the grant date (e.g., 25% of each option grant made in 2012 will vest on June 1, 2013).
Stock option awards granted to non-employee directors subsequent to 2010 are granted quarterly, which in 2012 were granted on each of March 1, June 1, September 4, and December 3, 2012, and have a term of 10 years from the first date of grant. Stock option awards granted to non-employee directors subsequent to 2011 vest in 25% annual increments on each June 1 of the four years following the grant date, or in full upon termination of Board membership if prior to June 1 of the fourth year following the grant date. Stock options granted to non-employee directors in 2011 and prior years have a term of 10 years from the date of grant and vested immediately upon grant.
We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense over the requisite service period of the grants on a straight-line basis. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, the related compensation cost for

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

awards granted subsequent to our adoption on January 1, 2006, of an accounting standard for share-based payments must be recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.
Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards granted in 2008 vested in increments of 25% per year over a four-year period on the anniversary of the grant date. Restricted stock awards granted subsequent to 2008 vest in equal installments over four years commencing on June 1 of the year following the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.
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
We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements, which are recognized as earned. Certain commissions earned from the sales of finance, insurance, and other protection products are subject to chargeback should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $56.0 million at December 31, 2012, and $46.2 million at December 31, 2011. See Note 19 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Manufacturer Incentives and Other Rebates
We receive various incentives from manufacturers based on achieving certain objectives, such as specified sales volume targets, as well as other objectives, including maintaining standards of a particular vehicle brand, which may include but are not limited to facility image and design requirements, customer satisfaction survey results, and training standards, among others. These incentives are typically based upon units purchased or sold. These manufacturer incentives are recognized as a reduction of new vehicle cost of sales when earned, generally at the time the related vehicles are sold or upon attainment of the particular program goals, whichever is later.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was $135.7 million in 2012, $130.2 million in 2011, and $126.2 million in 2010, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $38.3 million in 2012, $28.2 million in 2011, and $24.4 million in 2010. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
Parts and Service Internal Profit
Our parts and service departments provide reconditioning repair work for the majority of used vehicles acquired by our used vehicle departments and minor preparatory work for new vehicles acquired by our new vehicle departments. The parts and service departments charge the new and used vehicle departments as if they were third parties in order to account for total activity performed by that department. Revenues and costs of sales associated with the internal work performed by our parts and service departments are reflected in our parts and service results in our Consolidated Statements of Income. New and used vehicle revenues and costs of sales are reduced by the amount of the intracompany charge. As a result, the revenues and costs of sales associated with the internal work performed by our parts and service departments are eliminated in consolidation. We also maintain a reserve for internal profit on vehicles that have not been sold.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding adjusted for the dilutive effect of stock options. See Note 12 of the Notes to Consolidated Financial Statements for more information on the computation of earnings (loss) per share.
Recent Accounting Pronouncements
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on testing indefinite-lived intangible assets for impairment. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments in this accounting standard update are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. We test indefinite-lived intangible assets for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We do not expect the adoption of this accounting standard update will have an impact on our consolidated financial position, results of operations, or cash flows.
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
Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have an impact on our consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of the presentation of comprehensive income. We did not have other comprehensive income for the years ended December 31, 2012, 2011, or 2010.
Amendments to Fair Value Measurements
In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements. See Note 17 of the Notes to Consolidated Financial Statements for disclosures related to fair value measurements.

2. RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2012	2011
Trade receivables	$97.6	$94.3
Manufacturer receivables	159.9	138.4
Other	39.4	41.4
	296.9	274.1
Less: Allowances	(3.4)	(3.0)
	293.5	271.1
Contracts-in-transit and vehicle receivables	404.9	306.1
Income tax refundable (See Note 11)	—	10.2
Receivables, net	$698.4	$587.4

Trade receivables represent amounts due for parts and services that have been delivered or sold, excluding amounts due from manufacturers, as well receivables from finance organizations for commissions on the sale of financing products. Manufacturer receivables represent receivables from manufacturers including amounts due for holdbacks, rebates, incentives, floorplan assistance, and warranty claims. Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.

We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory at December 31 are as follows:

	2012	2011
New vehicles	$1,938.0	$1,397.1
Used vehicles	318.7	286.3
Parts, accessories, and other	140.2	125.8
Inventory	$2,396.9	$1,809.2

The components of vehicle floorplan payables at December 31 are as follows:

	2012	2011
Vehicle floorplan payable - trade	$1,766.3	$1,362.3
Vehicle floorplan payable - non-trade	773.9	536.5
Vehicle floorplan payable	$2,540.2	$1,898.8

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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% during 2012 and 2.3% during 2011. At December 31, 2012, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $275.0 million, of which $119.5 million had been borrowed. The remaining borrowing capacity of $155.5 million was limited to $92.9 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.1% during 2012 and 2.4% during 2011. At December 31, 2012, the aggregate capacity under our floorplan credit agreements with various lenders to finance our new vehicle inventory was approximately $2.9 billion, of which $2.4 billion had been borrowed.

4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2012	2011
Land	$924.6	$867.1
Buildings and improvements	1,451.5	1,321.8
Furniture, fixtures, and equipment	545.8	518.6
	2,921.9	2,707.5
Less: accumulated depreciation and amortization	(826.8)	(756.8)
Property and equipment, net	$2,095.1	$1,950.7

We capitalized interest in connection with various construction projects to upgrade or remodel our facilities of $0.6 million in 2012, $1.0 million in 2011, and $1.2 million in 2010.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consist of the following:

	2012	2011
Goodwill	$1,237.4	$1,172.2

Franchise rights - indefinite-lived	$285.7	$212.6
Other intangible assets	9.9	8.4
	295.6	221.0
Less: accumulated amortization	(4.3)	(3.2)
Intangible assets, net	$291.3	$217.8

Goodwill
We test goodwill of our Domestic, Import, and Premium Luxury reporting units for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value.
As discussed in Note 1 above, the FASB issued an accounting standard update that permits an entity to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to calculate the fair value of a reporting unit under the quantitative two-step goodwill impairment test. We completed our qualitative assessment of any potential goodwill impairment as of April 30, 2012. Based on our qualitative assessment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we were therefore not required to perform the two-step goodwill impairment test for any of our reporting units.
We performed quantitative annual impairment tests as of April 30, 2011 and 2010, and no goodwill impairment charges resulted from the required goodwill impairment tests.
The quantitative goodwill impairment test is a two-step approach. The first step of the quantitative goodwill impairment test requires a determination of whether the fair value of a reporting unit is less than its carrying value. If the fair value of the reporting unit is less than the carrying value, the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as a non-cash impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.
In a quantitative impairment test, we estimate the fair value of our reporting units using an “income” valuation approach, which discounts projected free cash flows of the reporting unit at a computed weighted average cost of capital as the discount rate. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates and future operating margins used to calculate projected future cash flows, weighted average costs of capital, and future economic and market conditions. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. We believe that this reconciliation process is consistent with a market participant perspective. We base our cash flow forecasts on our knowledge of the automotive industry, our recent performance, our expectations of our future performance, and other assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units when performing a quantitative impairment test.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2011 (1) (2)	$156.4	$503.5	$482.5	$—	$1,142.4
Acquisitions and other adjustments	—	14.9	14.9	—	29.8
Goodwill at December 31, 2011 (1) (2)	156.4	518.4	497.4	—	1,172.2
Acquisitions and other adjustments	8.8	15.8	40.6	—	65.2
Goodwill at December 31, 2012 (1)	$165.2	$534.2	$538.0	$—	$1,237.4

(1)
Net of accumulated impairment losses of $1.47 billion ($1.25 billion after-tax) associated with our single reporting unit (prior to September 30, 2008, our reporting unit structure was comprised of a single reporting unit) and $140.0 million ($119.0 million after-tax) associated with our Domestic reporting unit, both of which were recorded during the year ended December 31, 2008.

(2) Amounts include the reclassification of $13.2 million from the Import segment to the Premium Luxury segment in connection with the change in segment presentation for our Audi franchises. See Note 20 of the Notes to Consolidated Financial Statements for more information about the revision in our basis of segmentation.

Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually on April 30 for impairment. Our quantitative impairment test for intangibles with indefinite lives requires the comparison of the estimated fair value of rights under franchise agreements to the carrying value by store. Fair values of rights under franchise agreements are estimated by discounting expected future cash flows of the store. We completed our annual impairment tests as of April 30, 2012 using a quantitative approach and we recorded $4.2 million ($2.6 million after-tax) of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. The decline in the fair value of rights under this store’s franchise agreement reflects the underperformance relative to expectations of this store since our acquisition of it, as well as our expectations for the store’s future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. This non-cash impairment charge is classified as Franchise Rights Impairment in the accompanying Consolidated Statements of Income.
As of December 31, 2012, we had $285.7 million of franchise rights recorded on our Consolidated Balance Sheet, of which $22.8 million was related to Domestic stores, $78.9 million was related to Import stores, and $184.0 million was related to Premium Luxury stores.
We completed our annual quantitative impairment tests as of April 30, 2011 and 2010, and no franchise rights impairment charges resulted from the required impairment tests.

6. INSURANCE
At December 31, 2012 and 2011, current and long-term insurance reserves were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2012	2011
Insurance reserves - current portion	$22.6	$23.6
Insurance reserves - long-term portion	38.9	34.6
Total insurance reserves	$61.5	$58.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. LONG-TERM DEBT
Long-term debt at December 31 consisted of the following:

	2012	2011
7% Senior Notes due 2014	$—	$14.7
6.75% Senior Notes due 2018	395.6	395.0
5.5% Senior Notes due 2020	350.0	—
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	540.0	495.0
Mortgage facility(1)	203.3	211.5
Capital leases and other debt	107.2	30.8
	2,096.1	1,647.0
Less: current maturities	(29.8)	(12.6)
Long-term debt, net of current maturities	$2,066.3	$1,634.4

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

At December 31, 2012, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2013	$29.8
2014	29.5
2015	24.2
2016	1,051.8
2017	166.9
Thereafter	793.9
$2,096.1
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
At December 31, 2012, we had outstanding $395.6 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. At any time prior to April 15, 2013, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 106.75% of principal. These notes will mature on April 15, 2018.
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of December 31, 2012, we had borrowings outstanding of $540.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.5 million at December 31, 2012, leaving an additional borrowing capacity under the revolving credit facility of $603.5 million at December 31, 2012.
We expensed $2.2 million pre-tax in the fourth quarter of 2011 and $19.6 million pre-tax in the second quarter of 2010 related to certain debt refinancing transactions that we completed in each respective period. These expenses included $0.4 million during 2011 and $3.5 million during 2010 for the write-off of previously deferred debt issuance costs. These expenses are recorded in Loss on Debt Extinguishment in the accompanying Consolidated Statements of Income.
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
Other Debt
At December 31, 2012, we had $203.3 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At December 31, 2012, we had capital lease and other debt obligations of $107.2 million, which are due at various dates through 2032. See Note 8 of the Notes to Consolidated Financial Statements for more information related to capital lease obligations.
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
Under our credit agreement we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the credit agreement, the maximum capitalization ratio is 65.0% and the maximum leverage ratio is 3.75x. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2011 plus $1.52 billion.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Under the terms of our credit agreement, at December 31, 2012, our leverage ratio and capitalization ratio were as follows:

	December 31, 2012
	Requirement	Actual
Leverage ratio	< 3.75x	2.82x
Capitalization ratio	< 65.0%	59.1%

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

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if material or if such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material or a statement that such an estimate cannot be made. Our evaluation of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter.
For the years ended December 31, 2012 and 2011, we believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations, and cash flows.
Lease Commitments
We lease real property, equipment, and software under various operating leases, most of which have terms from one to twenty years. We account for leases under related accounting guidance and other authoritative literature.
Expenses under real property, equipment, and software leases were $47.7 million in 2012, $53.9 million in 2011, and $55.4 million in 2010. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

of the leases contain renewal options, rent abatements, and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.
Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2012, are as follows:

Noncancelable Lease Commitments	Capital (1) (2)	Operating(1) (3)
2013	$24.8	$44.4
2014	23.0	41.6
2015	16.4	37.0
2016	3.2	35.8
2017	3.2	33.4
Thereafter	40.1	275.3
Total minimum lease payments	$110.7	$467.5
Less: Amounts representing interest	(21.3)
	$89.4

(1)
Amounts for capital and operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2012, these charges totaled approximately $21 million.

(2)	Includes capital leases of $43.1 million for property associated with the six stores we acquired on December 21, 2012. The interest rates on these capital leases range from 4.2% to 4.4%.

(3)	Future minimum operating lease payments do not reflect future minimum sublease income of $6.0 million.

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2013 to 2034 are approximately $46 million at December 31, 2012. Our exposure under these leases is difficult to estimate and there can be

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2012, surety bonds, letters of credit, and cash deposits totaled $92.2 million, of which $56.5 million represented letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”), which was signed into law on July 21, 2010, established a new consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions. In addition, we expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual employee health care costs that we fund, with the most significant increases commencing in 2014, and significantly increase our cost of compliance and compliance risk related to offering health care benefits. Further, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. We do not have any material known environmental commitments or contingencies.

9. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	2012	2011	2010
Shares repurchased	16.6	17.1	26.6
Aggregate purchase price	$580.6	$583.4	$523.7
Average purchase price per share	$34.89	$34.14	$19.70

As of December 31, 2012, $319.2 million remained available for share repurchases under the program.
Our Board of Directors authorized the retirement of 30 million shares of our treasury stock in October 2010, which assumed the status of authorized but unissued shares. Upon the retirement of treasury stock, it is our policy to charge the excess of the cost of the treasury stock over its par value entirely to additional paid-in capital. Any amounts exceeding additional paid-in capital are charged to retained earnings. The retirement made in 2010 had the effect of reducing treasury stock and issued common stock, which includes treasury stock. Our common stock, additional paid-in capital, retained earnings, and treasury stock accounts were adjusted accordingly. There was no impact to shareholders’ equity or outstanding common stock.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2012	2011	2010
Shares issued	1.7	4.4	3.1
Proceeds from the exercise of stock options	$32.0	$78.7	$49.9
Average exercise price per share	$19.33	$17.74	$16.25

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise (in actual number of shares):

	2012	2011	2010
Shares issued	160,740	163,892	188,740
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise	81,717	59,452	36,614

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
The AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (as amended, the “2007 Plan”) provides for the grant of stock options to our non-employee directors. A maximum of 2.0 million shares may be issued under the 2007 Plan. The exercise price of all stock options granted in 2012 under the 2007 Plan is equal to the closing price of our common stock on the date such awards are granted.
Stock Options
In 2012, the Executive Compensation Subcommittee of the Compensation Committee of our Board of Directors approved an annual grant of 0.9 million employee stock options for 2012. One-fourth of each employee stock option award that was approved in 2012 was granted on each of March 1, June 1, September 4, and December 3, 2012. Additionally, each of our non-employee directors received an automatic grant of an option to purchase 5,000 shares of our common stock on each of March 1, June 1, September 4, and December 3, 2012. The options granted in 2012 have an exercise price equal to the closing price per share on the grant date ($34.09 on March 1, $35.00 on June 1, $41.16 on September 4, and $38.63 on December 3, 2012).
Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Generally, employee stock options granted in 2008 and prior years have a term of 10 years from the date of grant and vest in increments of 25% per year over a four-year period on the anniversary of the grant date. Employee stock options granted subsequent to 2008 have a term of 10 years from the first date of grant (i.e., all employee stock options granted in 2012 will expire on March 1, 2022) and vest in equal installments over four years commencing on June 1 of the year following the grant date (e.g., 25% of each option grant made in 2012 will vest on June 1, 2013).
Stock option awards granted to non-employee directors subsequent to 2010 are granted quarterly, which in 2012 were granted on each of March 1, June 1, September 4, and December 3, 2012, and have a term of 10 years from the first date of grant. Stock option awards granted to non-employee directors subsequent to 2011 vest in 25% annual increments on each

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

June 1 of the four years following the grant date, or in full upon termination of Board membership if prior to June 1 of the fourth year following the grant date. Stock options granted to non-employee directors in 2011 and prior years have a term of 10 years from the date of grant and vested immediately upon grant.
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
The following table summarizes the assumptions used relating to the valuation of our stock options during 2012, 2011, and 2010:

Grant Year
	2012	2011	2010
Risk-free interest rate	0.49% - 1.40%	0.62% - 2.81%	1.18% - 3.24%
Expected dividend yield	—	—	—
Expected term	4 - 7 years	4 - 7 years	4 - 7 years
Expected volatility	39% - 48%	39% - 50%	40% - 49%

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
The following table summarizes stock option activity during 2012:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	6.8	$21.03
Granted (1)	1.1	$37.22
Exercised	(1.7)	$19.33
Forfeited	—	$—
Expired	—	$—
Options outstanding as of December 31	6.2	$24.29	6.64	$96.2
Options exercisable at December 31	3.6	$19.18	5.54	$74.1
Options exercisable at December 31 and expected to vest thereafter	6.2	$24.19	6.61	$96.1
Options available for future grants at December 31	6.9

(1)	The options granted during 2012, are primarily related to our employee and non-employee director quarterly stock option award grants in March, June, September, and December 2012.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The weighted average grant-date fair value of stock options granted and total intrinsic value of stock options exercised are summarized in the following table:

	2012	2011	2010
Weighted average grant-date fair value of stock options granted	$15.25	$15.69	$9.57
Total intrinsic value of stock options exercised	$36.2	$81.0	$24.8

Restricted Stock
In 2012, the Executive Compensation Subcommittee of the Compensation Committee of our Board of Directors approved a total of 0.2 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 1, 2012.
Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards granted in 2008 vested in increments of 25% per year over a four-year period on the anniversary of the grant date. Restricted stock awards granted subsequent to 2008 vest in equal installments over four years commencing on June 1 of the year following the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.
The following table summarizes information about vested and unvested restricted stock for 2012:

	Restricted Stock
	Shares (in millions)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	0.4	$21.17
Granted (1)	0.2	$34.31
Vested	(0.2)	$18.75
Forfeited	(0.1)	$29.47
Nonvested at December 31	0.3	$27.81

(1)	The restricted stock awards granted during 2012 are primarily related to our employee annual restricted stock award grant in March 2012.
The weighted average grant-date fair value of restricted stock awards granted and total fair value of restricted stock awards vested are summarized in the following table:

	2012	2011	2010
Weighted average grant-date fair value of restricted stock awards granted	$34.31	$32.50	$18.20
Total fair value of restricted stock awards vested	$5.8	$5.5	$2.2

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2012	2011	2010
Stock options	$14.8	$15.2	$14.0
Restricted stock	3.8	3.2	1.9
Total stock-based compensation expense	$18.6	$18.4	$15.9

Tax benefit related to stock-based compensation expense	$7.1	$7.0	$6.1
As of December 31, 2012, there was $19.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $13.5 million relates to stock options and $6.1 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.7 years.
We realized tax benefits related to stock options exercised and/or vesting of restricted stock of $15.9 million in 2012, $32.8 million in 2011, and $10.1 million in 2010.

11. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2012	2011	2010
Current:
Federal	$146.9	$125.3	$115.4
State	25.1	21.3	19.5
Federal and state deferred	27.1	31.3	13.2
Change in valuation allowance, net	0.1	(0.2)	(0.1)
Adjustments and settlements	0.3	(0.6)	(2.0)
Income tax provision	$199.5	$177.1	$146.0

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2012	%	2011	%	2010	%
Income tax provision at statutory rate	$180.9	35.0	$161.4	35.0	$133.4	35.0
Non-deductible expenses (income), net	(0.2)	—	1.1	0.2	1.5	0.4
State income taxes, net of federal benefit	18.8	3.6	16.7	3.6	13.9	3.6
	199.5	38.6	179.2	38.8	148.8	39.0
Change in valuation allowance, net	0.1	—	(0.2)	—	(0.1)	—
Adjustments and settlements	0.3	—	(0.6)	(0.2)	(2.0)	(0.5)
Other, net	(0.4)	—	(1.3)	(0.2)	(0.7)	(0.2)
Income tax provision	$199.5	38.6	$177.1	38.4	$146.0	38.3

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income tax asset and liability components at December 31 are as follows:

	2012	2011
Deferred income tax assets:
Inventory	$20.3	$11.3
Receivable reserves	4.0	4.5
Warranty, chargeback, and self-insurance liabilities	42.8	38.2
Other accrued liabilities	31.6	35.8
Stock-based compensation	20.6	18.8
Loss carryforwards—federal and state	13.8	14.3
Other, net	15.4	18.0
Total deferred income tax assets	148.5	140.9
Valuation allowance	(6.5)	(6.5)
Deferred income tax assets, net of valuation allowance	142.0	134.4
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(170.1)	(142.5)
Other, net	(16.6)	(9.4)
Total deferred income tax liabilities	(186.7)	(151.9)
Net deferred income tax assets (liabilities)	$(44.7)	$(17.5)

We had $44.7 million of current deferred income tax assets and $89.4 million of non-current deferred income tax liabilities at December 31, 2012, and $41.8 million of current deferred income tax assets, $3.0 million of non-current deferred income tax assets, and $62.3 million of non-current deferred income tax liabilities at December 31, 2011. Current deferred income tax assets are classified as Other Current Assets, non-current deferred income tax assets are classified as Other Assets, and non-current deferred income tax liabilities are classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes payable included in Other Current Liabilities totaled $3.2 million at December 31, 2012. Income taxes refundable included in Receivables, net totaled $10.2 million at December 31, 2011.
At December 31, 2012, we had $246.2 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $4.9 million of state tax credits, all of which result in a deferred tax asset of $13.7 million and expire from 2013 through 2033. At December 31, 2012, we had $6.5 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the acquisition method of accounting.
We recognized net tax benefits related to the adjustment and resolution of certain income tax matters of $1.3 million in 2011 and $2.7 million in 2010.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2007 to 2010 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at January 1	$6.4	$6.9	$2.5
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.5	0.9	4.4
Reductions for tax positions of prior years	—	—	—
Reductions for expirations of statute of limitations	—	—	—
Settlements	(0.1)	(1.4)	—
Balance at December 31	$6.8	$6.4	$6.9

We had accumulated interest and penalties associated with these unrecognized tax benefits of $4.5 million at December 31, 2012, $4.0 million at December 31, 2011, and $3.7 million at December 31, 2010. We additionally had a deferred tax asset of $5.5 million at December 31, 2012, $5.2 million at December 31, 2011, and $4.8 million at December 31, 2010, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $5.8 million at December 31, 2012, $5.2 million at December 31, 2011, and $5.7 million at December 31, 2010, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Assets and Other Liabilities in the Consolidated Balance Sheets.
It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.3 million during each of 2012, 2011, and 2010 (each net of tax effect), of interest and no penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2013.

12. EARNINGS (LOSS) PER SHARE
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share (“EPS”) under the two-class method. Our restricted stock awards are considered participating securities because they contain non-forfeitable rights to dividends. As the number of shares granted under such awards is immaterial, all earnings per share amounts reflect such shares as if they were fully vested shares and the disclosures associated with the two-class method are not presented.
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding adjusted for the dilutive effect of stock options.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the calculation of basic and diluted EPS:

	2012	2011	2010
Net income from continuing operations	$317.3	$284.2	$235.3
Loss from discontinued operations, net of income taxes	(0.9)	(2.8)	(8.7)
Net income	$316.4	$281.4	$226.6

Weighted average common shares outstanding used in calculating basic EPS	123.8	144.8	156.9
Effect of dilutive stock options	2.0	2.5	1.7
Weighted average common shares used in calculating diluted EPS	125.8	147.3	158.6

Basic EPS amounts:
Continuing operations	$2.56	$1.96	$1.50
Discontinued operations	$(0.01)	$(0.02)	$(0.06)
Net income	$2.56	$1.94	$1.44

Diluted EPS amounts:
Continuing operations	$2.52	$1.93	$1.48
Discontinued operations	$(0.01)	$(0.02)	$(0.05)
Net income	$2.52	$1.91	$1.43

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	2012	2011	2010
Anti-dilutive options excluded from the computation of diluted earnings per share	0.9	0.4	2.9

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
We received proceeds (net of cash relinquished) of $6.8 million during 2012, $4.9 million during 2011, and $13.0 million during 2010 related to discontinued operations.
We had a loss from discontinued operations totaling $0.9 million in 2012, net of income taxes, primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We had a loss from discontinued operations totaling $2.8 million in 2011, net of income taxes, primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed, as well as expected losses on real estate to be sold.
We had a loss from discontinued operations totaling $8.7 million in 2010, net of income taxes, primarily related to operational losses for stores that were classified as discontinued operations, as well as carrying costs for real estate not yet sold related to stores that had been closed.
We had assets held for sale in discontinued operations of $45.4 million at December 31, 2012 and $51.7 million at December 31, 2011, primarily related to real estate we have not yet sold associated with stores that have been closed. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information in Note 20 below.

14. ACQUISITIONS
We purchased six stores and related assets during 2012, one in 2011, and five in 2010. The aggregate purchase price for these stores was $203.7 million in 2012, $64.2 million in 2011, and $73.1 million in 2010. The 2012 acquisitions were completed on December 21, 2012, when we acquired Boardwalk Audi, Boardwalk Porsche, Boardwalk Volkswagen, Park Cities Volkswagen, and McKinney Volkswagen in the Dallas, Texas market and Spring Chrysler Jeep Dodge Ram in the Houston, Texas market. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for the business combinations in 2012 are tentative and subject to final adjustment.
The following table summarizes the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date for the six stores acquired during 2012.

Inventory	$113.0
Property and equipment	46.0
Goodwill	65.2
Franchise rights - indefinite-lived	76.8
Other intangible assets	0.2
Other assets	3.2
Vehicle floorplan payable-non-trade	(99.9)
Other liabilities	(0.8)
Aggregate purchase price	203.7
Capital leases and other obligations	(62.1)
Cash used in business acquisitions, net of cash acquired	$141.6
The goodwill was assigned to the Domestic, Import, and Premium Luxury reporting units in the amounts of $8.8 million, $15.8 million, and $40.6 million, respectively. We anticipate that substantially all of the goodwill recorded in 2012 will be deductible for federal income tax purposes.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

From the December 21, 2012 acquisition date to December 31, 2012, the amounts of revenue and net income from continuing operations of the six stores acquired included in our Consolidated Statement of Income for the year ended December 31, 2012, were not material. Our unaudited supplemental pro forma revenue and net income from continuing operations had the acquisition date been January 1, 2011, are as follows:

	Years Ended December 31,
Supplemental pro forma:	2012	2011
Revenue	$16,241.3	$14,326.9
Net income from continuing operations	$330.4	$291.2
The unaudited supplemental pro forma revenue and net income from continuing operations are presented for informational purposes only and may not necessarily reflect the future results of operations of AutoNation or what the results of operations would have been had we owned and operated these businesses as of January 1, 2011.

15. RELATED PARTY TRANSACTIONS
It is our policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third-party.
In January 2009, our Board of Directors authorized and approved letter agreements with certain automotive manufacturers in order to, among other things, eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquire 50% or more of our common stock. The letter agreements with American Honda Motor Co., Inc. (“Honda”) and Toyota Motor Sales, U.S.A., Inc. (“Toyota”) also contain governance-related and other provisions as described below. ESL is also a party to both the Honda and Toyota Agreements. Based on filings made with the SEC through February 13, 2013, ESL beneficially owned approximately 44% of the outstanding shares of our common stock.
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
Under the terms of the Toyota Agreement, Toyota has agreed not to assert its right to purchase our Toyota and Lexus franchises and/or similar remedies under the manufacturer framework agreement between Toyota and the Company in the event that ESL acquires 50% or more of our common stock. ESL has agreed to vote all shares in excess of 50% in the same proportion as all non-ESL-owned shares are voted. Furthermore, we have agreed that a majority of our Board will be independent from both the Company and from ESL under existing NYSE listing standards. We have also agreed not to merge, consolidate or combine with any entity owned or controlled by ESL unless Toyota consents thereto. In addition, the Toyota Agreement provides that in the event that we appoint a Chief Operating Officer who, in the good faith judgment of our Board, does not have sufficient breadth and depth of experience, a relevant, successful automotive track record, and extensive successful automotive experience, ESL shall be required to divest its shares in excess of 50% within certain specified time periods or its voting interest will be limited, as set forth in the Toyota Agreement. The Toyota Agreement will terminate in the event that ESL’s ownership of our common stock falls to 40% or lower. In addition, the Toyota Agreement will terminate on December 31, 2013, with respect to future stock acquisitions by ESL, provided that ESL may seek successive annual one-year extensions. The description of the Toyota Agreement set forth above reflects all amendments thereto, including the most recent extension and amendment dated as of December 12, 2012, which we filed with a Current Report on Form 8-K on December 14, 2012.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We have also entered into separate letter agreements with certain other manufacturers that eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL acquires 50% or more of our common stock. ESL is not a party to any of those agreements.
There were no other material transactions with related parties in the years ended December 31, 2012, 2011, or 2010.

16. CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities in 2012 related to obligations of $62.1 million, which were incurred related to capital leases and deferred purchase price commitments associated with our December 2012 acquisitions. We also had non-cash investing activities related to other increases in property acquired under capital leases of $20.1 million during 2012, $24.2 million during 2011, and none during 2010. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.
We made interest payments of $119.6 million in 2012, $103.6 million in 2011, and $86.6 million in 2010 including interest on vehicle inventory financing. We made income tax payments, net of income tax refunds, of $147.0 million in 2012, $121.1 million in 2011, and $84.2 million in 2010.

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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

current market interest rates for similar types of financial instruments (Level 2). A summary of the aggregate carrying values and fair values of our fixed rate debt is as follows:

	December 31, 2012	December 31, 2011
Carrying value	$1,056.1	$652.0
Fair value	$1,138.0	$675.6

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
The following table presents nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the years ended December 31, 2012 and 2011:

	2012		2011
Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Gain/(Loss)
Franchise rights	$—	$(4.2)	$—	$—

Long-lived assets held and used	$—	$(0.8)	$15.8	$(1.1)
Long-lived assets held for sale:
Continuing operations	$—	$—	$13.9	$(1.1)
Discontinued operations	3.7	(0.1)	10.9	(0.5)
Total long-lived assets held for sale	$3.7	$(0.1)	$24.8	$(1.6)

Goodwill and Other Intangible Assets
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2012, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of goodwill during 2012. We performed a quantitative goodwill impairment test as of April 30, 2011, and no impairment charges were recorded for the carrying value of goodwill as a result of this test.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable. The development of the assumptions used in our annual impairment test is coordinated by our financial planning and analysis group, and the assumptions are reviewed by management.
During 2012, we recorded $4.2 million of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement. The non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its fair value, and is classified as Franchise Rights Impairment in the accompanying Consolidated Statements of Income. We recorded no impairment charges related to franchise rights during 2011.
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
Long-lived Assets Held and Used in Continuing Operations
During 2012, we fully impaired certain long-lived assets held and used in continuing operations and recorded a non-cash impairment charge of $0.8 million.
During 2011, long-lived assets held and used in continuing operations with a carrying amount of $16.9 million were written down to $15.8 million to reflect a valuation adjustment for the cumulative depreciation not recorded during the held for sale period for assets that were reclassified from held for sale to held and used. This adjustment resulted in a non-cash impairment charge of $1.1 million.
The 2012 and 2011 non-cash impairment charges related to assets held and used in continuing operations were included in Other Expenses (Income), Net in our Consolidated Statements of Income and were reported in the “Corporate and other” category of our segment information.
Long-lived Assets Held for Sale in Continuing Operations
During 2012, no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing operations.
During 2011, long-lived assets held for sale in continuing operations with a carrying amount of $14.4 million were written down to their fair value of $12.9 million, resulting in a non-cash impairment charge of $1.5 million. Additionally, an adjustment of $0.4 million was recorded to long-lived assets held for sale with a carrying amount of $0.6 million as a result of an increase in the asset group’s fair value. The adjustment was limited to the carrying amount of $1.0 million at the time the long-lived asset group was initially classified as held for sale. The 2011 non-cash net impairment charges

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

related to assets held for sale in continuing operations were included in Other Expenses (Income), Net in our Consolidated Statements of Income and were reported in the “Corporate and other” category of our segment information.
Long-lived Assets Held for Sale in Discontinued Operations
During 2012, long-lived assets held for sale in discontinued operations with a carrying amount of $3.8 million were written down to their fair value of $3.7 million, resulting in a non-cash impairment charge of $0.1 million.
During 2011, long-lived assets held for sale in discontinued operations with a carrying amount of $11.4 million were written down to their fair value of $10.9 million, resulting in a non-cash impairment charge of $0.5 million.
The 2012 and 2011 non-cash impairment charges related to assets held for sale in discontinued operations were included in Loss from Discontinued Operations in our Consolidated Statements of Income.
As of December 31, 2012, we had assets held for sale of $70.4 million in continuing operations and $43.2 million in discontinued operations. As of December 31, 2011, we had assets held for sale of $70.1 million in continuing operations and $49.5 million in discontinued operations.

18. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $159.9 million at December 31, 2012, and $138.4 million at December 31, 2011. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen. Our business could be materially adversely impacted by another bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender.
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2012, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19. CHARGEBACK RESERVES
We may be charged back for commissions related to financing, insurance, or vehicle protection products in the event of early termination, default, or prepayment of the contracts by customers (“chargebacks”). However, our exposure to loss in connection with financing arrangements generally is limited to the commissions that we receive. These commissions are recorded at the time of the sale of the vehicles, net of an estimated liability for chargebacks. The following is a rollforward of our estimated chargeback liability for each of the three years presented in our Consolidated Financial Statements:

	2012	2011	2010
Balance - January 1	$46.2	$42.5	$48.7
Add: Provisions	52.9	39.9	29.6
Deduct: Chargebacks	(43.1)	(36.2)	(35.8)
Balance - December 31	$56.0	$46.2	$42.5

20. SEGMENT INFORMATION
At December 31, 2012, 2011, and 2010, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. As of March 31, 2012, we revised the basis of segmentation of our Import and Premium Luxury segments to reclassify Audi franchises from the Import segment to the Premium Luxury segment. In connection with this change, we reclassified historical amounts to conform to our current segment presentation. We reclassified revenue of $187.7 million and segment income of $13.2 million for 2011, and revenue of $126.2 million and segment income of $11.3 million for 2010 related to the five Audi franchises we held during these periods.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Reportable segment revenue, segment income, floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are as follows:

	Years Ended December 31,
	2012	2011	2010
Revenues:
Domestic	$5,131.6	$4,655.4	$4,111.3
Import	5,828.8	4,933.3	4,582.2
Premium Luxury	4,553.3	4,096.4	3,635.2
Total segment income	15,513.7	13,685.1	12,328.7
Corporate and other	155.1	147.2	132.3
Total consolidated revenue	$15,668.8	$13,832.3	$12,461.0

	Years Ended December 31,
	2012	2011	2010
Segment income*:
Domestic	$209.4	$180.0	$152.7
Import	257.9	227.1	188.2
Premium Luxury	270.4	244.1	219.7
Total segment income	737.7	651.2	560.6
Corporate and other	(137.9)	(121.9)	(106.5)
Other interest expense	(86.9)	(66.0)	(56.1)
Loss on debt extinguishment	—	(2.2)	(19.6)
Interest income	0.3	0.7	1.4
Other income (losses), net	3.6	(0.5)	1.5
Income from continuing operations before income taxes	$516.8	$461.3	$381.3
*Segment income for each of our segments is defined as operating income less floorplan interest expense.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2012	2011	2010
Floorplan interest expense:
Domestic	$20.2	$20.4	$19.3
Import	14.2	11.2	12.7
Premium Luxury	10.7	9.7	9.2
Corporate and other	0.4	1.4	1.3
Total floorplan interest expense	$45.5	$42.7	$42.5

	Years Ended December 31,
	2012	2011	2010
Depreciation and amortization:
Domestic	$23.0	$20.7	$20.3
Import	25.0	22.4	19.6
Premium Luxury	25.1	23.4	18.2
Corporate and other	14.2	17.2	18.7
Total depreciation and amortization	$87.3	$83.7	$76.8

	Years Ended December 31,
	2012	2011	2010
Assets:
Domestic	$1,883.8	$1,557.7	$1,447.7
Import	1,769.2	1,480.0	1,481.5
Premium Luxury	1,513.8	1,285.4	1,217.1
Corporate and other:
Goodwill	1,237.4	1,172.2	1,142.1
Franchise rights	285.7	212.6	199.1
Other Corporate and other assets	513.1	490.9	486.7
Total assets	$7,203.0	$6,198.8	$5,974.2

	Years Ended December 31,
	2012	2011	2010
Capital expenditures:
Domestic	$69.5	$31.7	$23.2
Import	55.2	60.6	39.5
Premium Luxury	33.1	55.5	79.5
Corporate and other	25.8	10.3	19.6
Total capital expenditures	$183.6	$158.1	$161.8

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

21. MULTIEMPLOYER PENSION PLANS
Five of our 221 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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
One of the multiemployer pension plans in which we participate is designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in this plan for the year ended December 31, 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2012 and 2011 is for the plan’s year end at December 31, 2011, and December 31, 2010, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. A rehabilitation plan has been implemented for this plan. There have been no significant changes that affect the comparability of 2012, 2011, and 2010 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2012	2011	2012	2011	2010	Surcharge Imposed
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$0.6	$0.5	$0.5	No	(2)
Other funds				0.3	0.2	0.2
Total contributions				$0.9	$0.7	$0.7

(1)	Our stores were not listed in the Automotive Industries Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2011 or 2010.

(2)
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
The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2012 and 2011.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2012	$3,657.0	$3,904.5	$3,933.8	$4,173.5
	2011	$3,311.1	$3,336.3	$3,506.5	$3,678.4

Gross profit(1)	2012	$603.0	$628.0	$622.6	$632.8
	2011	$566.2	$583.4	$575.2	$579.2

Operating income(1)	2012	$148.7	$164.2	$163.7	$168.7
	2011	$140.0	$144.4	$144.1	$143.5

Income from continuing operations(1)	2012	$73.5	$79.0	$81.9	$82.9
	2011	$70.3	$73.3	$70.7	$69.9

Net income(1)	2012	$73.0	$78.6	$81.6	$83.2
	2011	$69.4	$71.9	$70.7	$69.4

Basic earnings per share from continuing operations(1) (2)	2012	$0.56	$0.65	$0.68	$0.68
	2011	$0.47	$0.50	$0.49	$0.50

Diluted earnings per share from continuing operations(1) (2)	2012	$0.56	$0.64	$0.66	$0.67
	2011	$0.46	$0.49	$0.48	$0.50

(1)
During 2011 and 2012, we achieved certain manufacturer incentive program goals. As a result, we were able to recognize certain performance-based manufacturer incentives, primarily related to premium luxury vehicles previously sold. During 2011, the recognition of these incentives favorably impacted new vehicle gross profit by $4.6 million in the first quarter of 2011, $1.4 million in the second quarter of 2011, and $2.0 million in the fourth quarter of 2011. During 2012, the recognition of these incentives favorably impacted new vehicle gross profit by $1.0 million in the second quarter of 2012.

(2)
The sum of quarterly basic and diluted earnings per share from continuing operations may not equal full year amounts as reported in the Consolidated Statements of Income due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have centralized certain key store-level accounting and administrative activities in substantially all of our stores, which we believe streamlines our internal control over financial reporting. As part of this centralization, we implemented a standard data processing platform in our stores and centralized to our shared services center certain key accounting processes and responsibilities, including accounting for certain accounts payable and receivable, vehicle sales, lien payoffs, receipt of vehicles, and floorplan transactions, as well as certain bank account and other reconciliation processes.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.
The SEC allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. As permitted, management elected to exclude the six stores that we acquired on December 21, 2012 (Boardwalk Audi, Boardwalk Porsche, Boardwalk Volkswagen, Park Cities Volkswagen, McKinney Volkswagen, and Spring Chrysler Jeep Dodge Ram) from its assessment of internal control over financial reporting as of December 31, 2012, as there was not an adequate amount of time between the acquisition date and the date of management’s assessment. The total assets of these six stores represented approximately 4% of our total consolidated assets as of December 31, 2012. From the December 21, 2012 acquisition date to December 31, 2012, the amounts of revenue of the six stores acquired included in our Consolidated Statement of Income for the year ended December 31, 2012, were not material.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

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
February 14, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Chairman of the Board and Chief	February 14, 2013
Michael J. Jackson	Executive Officer (Principal Executive Officer)

/S/ MICHAEL J. SHORT	Executive Vice President and Chief	February 14, 2013
Michael J. Short	Financial Officer (Principal Financial Officer)

/S/ MICHAEL J. STEPHAN	Vice President – Corporate	February 14, 2013
Michael J. Stephan	Controller (Principal Accounting Officer)

/S/ ROBERT J. BROWN	Director	February 14, 2013
Robert J. Brown

/S/ RICK L. BURDICK	Director	February 14, 2013
Rick L. Burdick

/S/ WILLIAM C. CROWLEY	Director	February 14, 2013
William C. Crowley

/S/ DAVID B. EDELSON	Director	February 14, 2013
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 14, 2013
Robert R. Grusky

/S/ MICHAEL LARSON	Director	February 14, 2013
Michael Larson

/S/ MICHAEL E. MAROONE	Director	February 14, 2013
Michael E. Maroone

/S/ CARLOS A. MIGOYA	Director	February 14, 2013
Carlos A. Migoya

/S/ ALISON H. ROSENTHAL	Director	February 14, 2013
Alison H. Rosenthal

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	3/23/12
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated April 14, 2010, relating to the Company’s 6.75% Senior Notes due 2018.	8-K	001-13107	4.2	4/15/10
4.3	Form of 6.75% Senior Notes due 2018 (included in Exhibit 4.14).	8-K	001-13107	4.2	4/15/10
4.4	Supplemental Indenture to 2010 Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	8-K	001-13107	4.2	2/1/12
4.5	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.16).	8-K	001-13107	4.2	2/1/12
4.6	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 6.75% Senior Notes due 2020.	10-Q	001-13107	4.5	4/25/12
4.7	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.6	4/25/12
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-170737	10.1	11/19/10
10.7	Employment Agreement dated July 20, 2010, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer.	10-Q	001-13107	10.4	7/22/10
10.8	Employment Agreement dated July 20, 2010, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.	10-Q	001-13107	10.5	7/22/10
10.9	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.10	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10
10.11	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date
10.12	Form of Waiver, executed by each of the Company’s non-employee directors.	10-Q	001-13107	10.1	7/27/11
10.13	AutoNation, Inc. Senior Executive Incentive Bonus Plan.	8-K	001-13107	10.1	2/2/12
10.14	AutoNation, Inc. 2008 Employee Equity and Incentive Plan.	10-Q	001-13107	10.1	4/25/08
10.15	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock options plans other than the 2008 Employee Equity and Incentive Plan.	10-K	001-13107	10.12	2/24/05
10.16	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.16	2/17/09
10.17	Form of Restricted Stock Agreement under the 2008 Employee Equity Incentive and Incentive Plan (for 2008 grants).	10-K	001-13107	10.17	2/17/09
10.18	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.4	4/24/09
10.19	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.5	4/24/09
10.20	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.21	Toyota Agreement, dated January 28, 2009 (the “Toyota Agreement”), among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.2	1/29/09
10.22	Extension Agreement, dated November 23, 2009, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.2	11/24/09
10.23	Amendment, dated April 23, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc., amending the Toyota Agreement.	10-Q	001-13107	10.4	4/23/10
10.24	Second Extension Agreement, dated December 16, 2010, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.4	12/17/10
10.25	Extension and Amendment Agreement, dated as of November 29, 2011, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc., ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.5	11/30/11
10.26	Fourth Extension Agreement, dated December 12, 2012, among AutoNation, Inc., Toyota Motor Sales, U.S.A., Inc. and ESL Investments, Inc. and certain investment affiliates of ESL Investments, Inc.	8-K	001-13107	10.6	12/14/12
10.27	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10
10.28	Credit Agreement, dated as of December 7, 2011, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	12/8/11

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference
			File Number	Exhibit	Filing Date
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith
Exhibits 10.1 through 10.19 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.