Form 10-Q
period 2013-03-31
AUTONATION, INC.
filed 2013-04-19
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of April 17, 2013, the registrant had 121,326,703 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46.3	$69.7
Receivables, net	590.1	698.4
Inventory	2,499.8	2,396.9
Other current assets	204.7	196.1
Total Current Assets	3,340.9	3,361.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $853.6 million and $826.8 million, respectively	2,102.4	2,095.1
GOODWILL	1,233.0	1,237.4
OTHER INTANGIBLE ASSETS, NET	289.7	291.3
OTHER ASSETS	228.2	218.1
Total Assets	$7,194.2	$7,203.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,841.7	$1,766.3
Vehicle floorplan payable - non-trade	699.3	773.9
Accounts payable	203.3	217.2
Current maturities of long-term debt	13.7	29.8
Other current liabilities	449.7	414.5
Total Current Liabilities	3,207.7	3,201.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,943.6	2,066.3
DEFERRED INCOME TAXES	93.7	89.4
OTHER LIABILITIES	162.6	157.1
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at March 31, 2013, and December 31, 2012, including shares held in treasury	1.6	1.6
Additional paid-in capital	28.0	26.6
Retained earnings	3,046.0	2,963.0
Treasury stock, at cost; 42,236,446 and 42,705,580 shares held, respectively	(1,289.0)	(1,302.7)
Total Shareholders’ Equity	1,786.6	1,688.5
Total Liabilities and Shareholders’ Equity	$7,194.2	$7,203.0
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
New vehicle	$2,257.7	$1,994.3
Used vehicle	1,009.7	918.8
Parts and service	636.6	599.9
Finance and insurance, net	155.6	130.2
Other	36.8	13.8
TOTAL REVENUE	4,096.4	3,657.0
Cost of sales:
New vehicle	2,116.0	1,860.3
Used vehicle	923.7	837.7
Parts and service	364.3	349.7
Other	28.4	6.3
TOTAL COST OF SALES	3,432.4	3,054.0
Gross Profit:
New vehicle	141.7	134.0
Used vehicle	86.0	81.1
Parts and service	272.3	250.2
Finance and insurance	155.6	130.2
Other	8.4	7.5
TOTAL GROSS PROFIT	664.0	603.0
Selling, general, and administrative expenses	473.3	432.9
Depreciation and amortization	22.7	21.2
Other expenses (income), net	(1.4)	0.2
OPERATING INCOME	169.4	148.7
Non-operating income (expense) items:
Floorplan interest expense	(12.9)	(10.7)
Other interest expense	(22.3)	(20.5)
Interest income	0.1	0.1
Other income, net	1.6	2.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	135.9	119.6
Income tax provision	52.7	46.1
NET INCOME FROM CONTINUING OPERATIONS	83.2	73.5
Loss from discontinued operations, net of income taxes	(0.2)	(0.5)
NET INCOME	$83.0	$73.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.69	$0.56
Discontinued operations	$—	$—
Net income	$0.69	$0.56
Weighted average common shares outstanding	121.0	130.3
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.68	$0.56
Discontinued operations	$—	$—
Net income	$0.67	$0.55
Weighted average common shares outstanding	123.0	132.3
COMMON SHARES OUTSTANDING, net of treasury stock	121.3	124.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
December 31, 2012	163,562,149	$1.6	$26.6	$2,963.0	$(1,302.7)	$1,688.5
Net income	—	—	—	83.0	—	83.0
Repurchases of common stock	—	—	—	—	(2.5)	(2.5)
Stock-based compensation expense	—	—	6.7	—	—	6.7
Shares awarded under stock-based compensation plans, including income tax benefit of $3.0	—	—	(5.3)	—	16.2	10.9
March 31, 2013	163,562,149	$1.6	$28.0	$3,046.0	$(1,289.0)	$1,786.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2013	2012
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$83.0	$73.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.2	0.5
Depreciation and amortization	22.7	21.2
Amortization of debt issuance costs and accretion of debt discounts	1.4	1.3
Stock-based compensation expense	6.7	5.8
Deferred income tax provision	4.3	3.2
Net (gain) loss on asset sales and dispositions	0.1	(0.1)
Excess tax benefit from stock-based awards	(3.0)	(0.1)
Other	(2.9)	(1.9)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	108.1	68.8
Inventory	(111.8)	(175.4)
Other assets	(3.5)	(14.2)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	75.2	49.7
Accounts payable	(13.9)	17.8
Other liabilities	64.6	50.4
Net cash provided by continuing operations	231.2	100.0
Net cash provided by discontinued operations	3.9	0.1
Net cash provided by operating activities	235.1	100.1
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(37.2)	(36.3)
Property operating lease buy-outs	(0.5)	—
Proceeds from the sale of property and equipment	—	0.5
Proceeds from assets held for sale	1.8	10.7
Cash used in business acquisitions, net of cash acquired	(2.8)	—
Proceeds from the sale of restricted investments	—	0.4
Other	(1.1)	(0.1)
Net cash used in continuing operations	(39.8)	(24.8)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(39.8)	(24.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2013	2012
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(14.2)	(400.5)
Proceeds from revolving credit facility	105.0	405.0
Payment of revolving credit facility	(225.0)	(500.0)
Proceeds from 5.5% Senior Notes due 2020	—	350.0
Payment of debt issuance costs	—	(6.0)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(68.3)	67.8
Payments of mortgage facilities	(2.2)	(2.0)
Payments of capital lease and other debt obligations	(19.4)	(0.3)
Proceeds from the exercise of stock options	7.9	0.3
Excess tax benefit from stock-based awards	3.0	0.1
Net cash used in continuing operations	(213.2)	(85.6)
Net cash used in discontinued operations	(5.5)	—
Net cash used in financing activities	(218.7)	(85.6)
DECREASE IN CASH AND CASH EQUIVALENTS	(23.4)	(10.3)
CASH AND CASH EQUIVALENTS at beginning of period	69.7	86.6
CASH AND CASH EQUIVALENTS at end of period	$46.3	$76.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2013, we owned and operated 263 new vehicle franchises from 222 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 96% of the new vehicles that we sold during the three months ended March 31, 2013, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which include vehicle service, insurance, and other products, as well as the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31, 2013	December 31, 2012
Trade receivables	$101.2	$97.6
Manufacturer receivables	137.5	159.9
Other	31.2	39.4
	269.9	296.9
Less: Allowances	(3.2)	(3.4)
	266.7	293.5
Contracts-in-transit and vehicle receivables	323.4	404.9
Receivables, net	$590.1	$698.4

Trade receivables represent amounts due for parts and services that have been delivered or sold, excluding amounts due from manufacturers, as well as receivables from finance organizations for commissions on the sale of financing products. Manufacturer receivables represent receivables from manufacturers including amounts due for holdbacks, rebates, incentives, floorplan assistance, and warranty claims. Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2013	December 31, 2012
New vehicles	$2,032.8	$1,938.0
Used vehicles	327.3	318.7
Parts, accessories, and other	139.7	140.2
Inventory	$2,499.8	$2,396.9

The components of vehicle floorplan payable are as follows:

	March 31, 2013	December 31, 2012
Vehicle floorplan payable - trade	$1,841.7	$1,766.3
Vehicle floorplan payable - non-trade	699.3	773.9
Vehicle floorplan payable	$2,541.0	$2,540.2

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% for the three months ended March 31, 2013, and 2.2% for the three months ended March 31, 2012. At March 31, 2013, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $275.0 million, of which $80.6 million had been borrowed. The remaining borrowing capacity of $194.4 million was limited to $109.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% for the three months ended March 31, 2013, and 2.2% for the three months ended March 31, 2012. At March 31, 2013, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $3.0 billion, of which $2.5 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	March 31, 2013	December 31, 2012
Goodwill	$1,233.0	$1,237.4

Franchise rights - indefinite-lived	$284.4	$285.7
Other intangibles	9.9	9.9
	294.3	295.6
Less: accumulated amortization	(4.6)	(4.3)
Other intangible assets, net	$289.7	$291.3

Goodwill
We test goodwill of our Domestic, Import, and Premium Luxury reporting units for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We are scheduled to complete our annual impairment test as of April 30, 2013.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually as of April 30 for impairment. We are scheduled to complete our annual impairment test for our franchise rights as of April 30, 2013.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT
Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
6.75% Senior Notes due 2018	$395.8	$395.6
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	420.0	540.0
Mortgage facility (1)	201.2	203.3
Capital leases and other debt	90.3	107.2
	1,957.3	2,096.1
Less: current maturities	(13.7)	(29.8)
Long-term debt, net of current maturities	$1,943.6	$2,066.3
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
At March 31, 2013, we had outstanding $395.8 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At March 31, 2013, we had outstanding $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of March 31, 2013, we had borrowings outstanding of $420.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.0 million at March 31, 2013, leaving an additional borrowing capacity under the revolving credit facility of $724.0 million at March 31, 2013.
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
Other Debt
At March 31, 2013, we had $201.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At March 31, 2013, we had capital lease and other debt obligations of $90.3 million, which are due at various dates through 2032.

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
Under the terms of our credit agreement, at March 31, 2013, our leverage ratio and capitalization ratio were as follows:

	March 31, 2013
	Requirement	Actual
Leverage ratio	< 3.75x	2.59x
Capitalization ratio	< 65.0%	57.6%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.
In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under our credit agreement described above would not be impacted should a downgrade in our senior unsecured debt credit ratings occur.

6.	INCOME TAXES
Income taxes payable included in Other Current Liabilities totaled $39.8 million at March 31, 2013, and $3.2 million at December 31, 2012.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2013	2012
Shares repurchased	0.1	11.7
Aggregate purchase price	$2.2	$405.4
Average purchase price per share	$39.42	$34.72

As of March 31, 2013, $317.0 million remained available under our stock repurchase authorization limit.
A summary of shares of common stock issued in connection with the exercise of stock options follows (in actual number of shares and dollars):

	Three Months Ended
	March 31,
	2013		2012
Shares issued	0.4	million	16,489
Proceeds from the exercise of stock options	$7.9	million	$310,019
Average exercise price per share	$19.49		$18.80

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (in actual number of shares):

	Three Months Ended
	March 31,
	2013	2012
Shares issued	137,144	155,740
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	6,131	8,632

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding adjusted for the dilutive effect of stock options.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2013	2012
Net income from continuing operations	$83.2	$73.5
Loss from discontinued operations, net of income taxes	(0.2)	(0.5)
Net income	$83.0	$73.0

Weighted average common shares outstanding used in calculating basic EPS	121.0	130.3
Effect of dilutive stock options	2.0	2.0
Weighted average common shares used in calculating diluted EPS	123.0	132.3

Basic EPS amounts:
Continuing operations	$0.69	$0.56
Discontinued operations	$—	$—
Net income	$0.69	$0.56

Diluted EPS amounts:
Continuing operations	$0.68	$0.56
Discontinued operations	$—	$—
Net income	$0.67	$0.55

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2013	2012
Anti-dilutive options excluded from the computation of diluted earnings per share	0.6	0.9

9.	COMMITMENTS AND CONTINGENCIES
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
For the three months ended March 31, 2013 and 2012, we believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2013 to 2034 are approximately $44 million at March 31, 2013. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2013. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2013, surety bonds, letters of credit, and cash deposits totaled $93.0 million, including $56.0 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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

10.	SEGMENT INFORMATION
At March 31, 2013 and 2012, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.

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
Reportable segment revenue and segment income are as follows:

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Domestic	$1,378.0	$1,229.1
Import	1,503.7	1,366.6
Premium Luxury	1,172.9	1,022.2
Total segment revenue	4,054.6	3,617.9
Corporate and other	41.8	39.1
Total consolidated revenue	$4,096.4	$3,657.0

	Three Months Ended
	March 31,
	2013	2012
Segment income*:
Domestic	$58.6	$49.7
Import	71.0	61.9
Premium Luxury	68.8	58.8
Total segment income	198.4	170.4
Corporate and other	(41.9)	(32.4)
Other interest expense	(22.3)	(20.5)
Interest income	0.1	0.1
Other income, net	1.6	2.0
Income from continuing operations before income taxes	$135.9	$119.6
* Segment income for each of our segments is defined as operating income less floorplan interest expense.

11.	BUSINESS AND CREDIT CONCENTRATIONS
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
We had receivables from manufacturers or distributors of $137.5 million at March 31, 2013, and $159.9 million at December 31, 2012. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2013, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

	March 31, 2013	December 31, 2012
Carrying value	$1,037.3	$1,056.1
Fair value	$1,127.9	$1,138.0

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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
During the three months ended March 31, 2013 and 2012, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations, and no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing or discontinued operations.
As of March 31, 2013, we had long-lived assets held for sale of $71.1 million in continuing operations and $36.7 million in discontinued operations.

13.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities related to the increase in property acquired under capital leases of $2.7 million for the three months ended March 31, 2013, and $19.1 million for the three months ended March 31, 2012. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments of $31.9 million during the three months ended March 31, 2013, and $19.9 million during the three months ended March 31, 2012. We made income tax payments, net of income tax refunds, of $8.9 million during the three months ended March 31, 2013, and $0.8 million during the three months ended March 31, 2012.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2013, we owned and operated 263 new vehicle franchises from 222 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 32 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 96% of the new vehicles that we sold during the three months ended March 31, 2013, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
On January 31, 2013, we announced that we will be marketing our Domestic and Import stores under the AutoNation retail brand. The rebranding of these stores, which previously operated under various local market retail brands, commenced in the first quarter of 2013 and is expected to be completed in the second quarter of 2013.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which include vehicle service, insurance, and other products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging our market brands and advertising, improving asset management, implementing standardized processes, and increasing productivity across all of our stores.
At March 31, 2013, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2013, new vehicle sales accounted for approximately 55% of our total revenue, but approximately 21% of our total gross profit. Used vehicle sales accounted for approximately 25% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of our total revenue for the three months ended March 31, 2013, contributed approximately 64% of our total gross profit for the same period.

Results of Operations
First Quarter 2013 compared to First Quarter 2012
During the three months ended March 31, 2013, we had net income from continuing operations of $83.2 million or $0.68 per share on a diluted basis, as compared to net income from continuing operations of $73.5 million or $0.56 per share on a diluted basis during the same period in 2012.
Market Conditions
In the first quarter of 2013, U.S. industry new vehicle unit sales increased 6% compared to the first quarter of 2012, driven in part by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of nearly 11 years compared to an average age of 9 years during the period from 2000 to 2007. A robust consumer credit environment and an increase in new product offerings from automotive manufacturers were also supportive of a strong selling environment.
We continue to anticipate full-year U.S. industry new vehicle unit sales will be at the mid-15 million unit level, an improvement compared to 2012 but still below pre-recession levels.

After several years of decline, the number of recent-model-year vehicles in operation, our primary service base, has stabilized due to increases in the annual rate of new vehicle sales in the United States since 2009. As a result, our parts and service business has begun to benefit, and we expect that it will continue to benefit over the next several years as this service base is expected to gradually return to pre-recession levels.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 61,730 units in new vehicle inventory at March 31, 2013, 58,819 units at December 31, 2012, and 47,442 units at March 31, 2012.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $0.9 million at March 31, 2013, and $1.2 million at December 31, 2012.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.1 million at March 31, 2013, and $3.2 million at December 31, 2012.

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
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2012, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts.The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2011, the date of our most recent quantitative annual impairment test.
We are scheduled to complete our annual test for impairment of goodwill as of April 30, 2013, and we will continue to monitor events or changes in circumstances in future periods to determine if additional asset impairment testing should be performed.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We are scheduled to complete our annual test for impairment of other intangible assets as of April 30, 2013, and we will continue to monitor events or changes in circumstances in future periods to determine if additional asset impairment testing should be performed.

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
As of March 31, 2013, we had long-lived assets held for sale of $71.1 million in continuing operations and $36.7 million in discontinued operations.
During the three months ended March 31, 2013 and 2012, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations, and no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing or discontinued operations.
The fair value measurements for our property and equipment and assets held for sale are based on Level 3 inputs, which considered information from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information on our fair value measurement valuation process. Although we believe our property and equipment and assets held for sale are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets.

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,257.7	$1,994.3	$263.4	13.2
Used vehicle	1,009.7	918.8	90.9	9.9
Parts and service	636.6	599.9	36.7	6.1
Finance and insurance, net	155.6	130.2	25.4	19.5
Other	36.8	13.8	23.0
Total revenue	$4,096.4	$3,657.0	$439.4	12.0
Gross profit:
New vehicle	$141.7	$134.0	$7.7	5.7
Used vehicle	86.0	81.1	4.9	6.0
Parts and service	272.3	250.2	22.1	8.8
Finance and insurance	155.6	130.2	25.4	19.5
Other	8.4	7.5	0.9
Total gross profit	664.0	603.0	61.0	10.1
Selling, general, and administrative expenses	473.3	432.9	(40.4)	(9.3)
Depreciation and amortization	22.7	21.2	(1.5)
Other expenses (income), net	(1.4)	0.2	1.6
Operating income	169.4	148.7	20.7	13.9
Non-operating income (expense) items:
Floorplan interest expense	(12.9)	(10.7)	(2.2)
Other interest expense	(22.3)	(20.5)	(1.8)
Interest income	0.1	0.1	—
Other income, net	1.6	2.0	(0.4)
Income from continuing operations before income taxes	$135.9	$119.6	$16.3	13.6
Retail vehicle unit sales:
New vehicle	67,159	61,516	5,643	9.2
Used vehicle	50,505	46,116	4,389	9.5
	117,664	107,632	10,032	9.3
Revenue per vehicle retailed:
New vehicle	$33,617	$32,419	$1,198	3.7
Used vehicle	$17,804	$17,371	$433	2.5
Gross profit per vehicle retailed:
New vehicle	$2,110	$2,178	$(68)	(3.1)
Used vehicle	$1,651	$1,702	$(51)	(3.0)
Finance and insurance	$1,322	$1,210	$112	9.3

	Three Months Ended
	March 31,
	2013 (%)	2012 (%)
Revenue mix percentages:
New vehicle	55.1	54.5
Used vehicle	24.6	25.1
Parts and service	15.5	16.4
Finance and insurance, net	3.8	3.6
Other	1.0	0.4
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	21.3	22.2
Used vehicle	13.0	13.4
Parts and service	41.0	41.5
Finance and insurance	23.4	21.6
Other	1.3	1.3
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.3	6.7
Used vehicle - retail	9.3	9.8
Parts and service	42.8	41.7
Total	16.2	16.5
Selling, general, and administrative expenses	11.6	11.8
Operating income	4.1	4.1
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	71.3	71.8
Operating income	25.5	24.7

	March 31,
	2013	2012
Days supply:
New vehicle (industry standard of selling days, including fleet)	63 days	54 days
Used vehicle (trailing calendar month days)	29 days	29 days

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
(In millions)	2013	2012	Variance
Floorplan assistance	$18.6	$17.2	$1.4
Floorplan interest expense (new vehicles)	(12.3)	(10.4)	(1.9)
Net new vehicle inventory carrying benefit	$6.3	$6.8	$(0.5)

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us.

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,188.5	$1,994.3	$194.2	9.7
Used vehicle	975.2	918.8	56.4	6.1
Parts and service	623.2	599.9	23.3	3.9
Finance and insurance, net	151.5	130.2	21.3	16.4
Other	34.2	13.8	20.4
Total revenue	$3,972.6	$3,657.0	$315.6	8.6
Gross profit:
New vehicle	$136.9	$134.0	$2.9	2.2
Used vehicle	83.4	81.1	2.3	2.8
Parts and service	266.4	250.2	16.2	6.5
Finance and insurance	151.5	130.2	21.3	16.4
Other	8.3	7.5	0.8
Total gross profit	$646.5	$603.0	$43.5	7.2
Retail vehicle unit sales:
New vehicle	65,292	61,516	3,776	6.1
Used vehicle	49,201	46,116	3,085	6.7
	114,493	107,632	6,861	6.4
Revenue per vehicle retailed:
New vehicle	$33,519	$32,419	$1,100	3.4
Used vehicle	$17,687	$17,371	$316	1.8
Gross profit per vehicle retailed:
New vehicle	$2,097	$2,178	$(81)	(3.7)
Used vehicle	$1,646	$1,702	$(56)	(3.3)
Finance and insurance	$1,323	$1,210	$113	9.3

	Three Months Ended
	March 31,
	2013 (%)	2012 (%)
Revenue mix percentages:
New vehicle	55.1	54.5
Used vehicle	24.5	25.1
Parts and service	15.7	16.4
Finance and insurance, net	3.8	3.6
Other	0.9	0.4
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	21.2	22.2
Used vehicle	12.9	13.4
Parts and service	41.2	41.5
Finance and insurance	23.4	21.6
Other	1.3	1.3
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.3	6.7
Used vehicle - retail	9.3	9.8
Parts and service	42.7	41.7
Total	16.3	16.5

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,257.7	$1,994.3	$263.4	13.2
Gross profit	$141.7	$134.0	$7.7	5.7
Retail vehicle unit sales	67,159	61,516	5,643	9.2
Revenue per vehicle retailed	$33,617	$32,419	$1,198	3.7
Gross profit per vehicle retailed	$2,110	$2,178	$(68)	(3.1)
Gross profit as a percentage of revenue	6.3%	6.7%
Days supply (industry standard of selling days, including fleet)	63 days	54 days
	Three Months Ended March 31,
	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,188.5	$1,994.3	$194.2	9.7
Gross profit	$136.9	$134.0	$2.9	2.2
Retail vehicle unit sales	65,292	61,516	3,776	6.1
Revenue per vehicle retailed	$33,519	$32,419	$1,100	3.4
Gross profit per vehicle retailed	$2,097	$2,178	$(81)	(3.7)
Gross profit as a percentage of revenue	6.3%	6.7%

First Quarter 2013 compared to First Quarter 2012
Same store new vehicle revenue increased during the three months ended March 31, 2013, as compared to the same period in 2012, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the three months ended March 31, 2013, benefited from an increase in the average selling prices for new vehicles in all three segments, as well as a shift in mix toward premium luxury vehicles, which have relatively higher average selling prices.
Same store gross profit per new vehicle retailed decreased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to a decrease in gross profit per new vehicle retailed for import vehicles as a result of lower volume-based incentives as compared to the prior year, partially offset by a shift in mix toward premium luxury vehicles, which have a relatively higher gross profit per vehicle retailed.
New Vehicle Inventories
Our new vehicle inventories were $2.0 billion or 63 days supply at March 31, 2013, as compared to new vehicle inventories of $1.9 billion or 55 days supply at December 31, 2012 and $1.6 billion or 54 days supply at March 31, 2012. We had 61,730 units in new vehicle inventory at March 31, 2013, 58,819 units at December 31, 2012, and 47,442 units at March 31, 2012.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
(In millions)	2013	2012	Variance
Floorplan assistance	$18.6	$17.2	$1.4
Floorplan interest expense (new vehicles)	(12.3)	(10.4)	(1.9)
Net new vehicle inventory carrying benefit	$6.3	$6.8	$(0.5)
First Quarter 2013 compared to First Quarter 2012
The net new vehicle inventory carrying benefit decreased during the three months ended March 31, 2013, as compared to the same period in 2012 primarily due to an increase in floorplan interest expense, partially offset by an increase in floorplan assistance. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year, partially offset by lower negotiated floorplan interest rates. Floorplan assistance increased primarily due to higher new vehicle sales.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$899.2	$801.1	$98.1	12.2
Wholesale revenue	110.5	117.7	(7.2)	(6.1)
Total revenue	$1,009.7	$918.8	$90.9	9.9
Retail gross profit	$83.4	$78.5	$4.9	6.2
Wholesale gross profit	2.6	2.6	—
Total gross profit	$86.0	$81.1	$4.9	6.0
Retail vehicle unit sales	50,505	46,116	4,389	9.5
Revenue per vehicle retailed	$17,804	$17,371	$433	2.5
Gross profit per vehicle retailed	$1,651	$1,702	$(51)	(3.0)
Gross profit as a percentage of revenue	9.3%	9.8%
Days supply (trailing calendar month days)	29 days	29 days

	Three Months Ended March 31,
	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$870.2	$801.1	$69.1	8.6
Wholesale revenue	105.0	117.7	(12.7)	(10.8)
Total revenue	$975.2	$918.8	$56.4	6.1
Retail gross profit	$81.0	$78.5	$2.5	3.2
Wholesale gross profit	2.4	2.6	(0.2)
Total gross profit	$83.4	$81.1	$2.3	2.8
Retail vehicle unit sales	49,201	46,116	3,085	6.7
Revenue per vehicle retailed	$17,687	$17,371	$316	1.8
Gross profit per vehicle retailed	$1,646	$1,702	$(56)	(3.3)
Gross profit as a percentage of revenue	9.3%	9.8%
First Quarter 2013 compared to First Quarter 2012
Same store retail used vehicle revenue increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to an increase in same store unit volume and an increase in revenue per used vehicle retailed. Used vehicle unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed increased during the three months ended March 31, 2013, due in part to an increase in the average selling price for domestic vehicles, as well as an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Same store gross profit per used vehicle retailed decreased during the three months ended March 31, 2013, as compared to the same period in 2012, due in part to compressed margins on certified pre-owned vehicles, particularly for premium luxury vehicles.
Used Vehicle Inventories
Used vehicle inventories were $327.3 million or 29 days supply at March 31, 2013, compared to $318.7 million or 35 days supply at December 31, 2012, and $301.0 million or 29 days supply at March 31, 2012.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$636.6	$599.9	$36.7	6.1
Gross Profit	$272.3	$250.2	$22.1	8.8
Gross profit as a percentage of revenue	42.8%	41.7%
Same Store:
Revenue	$623.2	$599.9	$23.3	3.9
Gross Profit	$266.4	$250.2	$16.2	6.5
Gross profit as a percentage of revenue	42.7%	41.7%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
First Quarter 2013 compared to First Quarter 2012
During the three months ended March 31, 2013, same store parts and service gross profit increased as compared to the same period in 2012, primarily due to increases in gross profit associated with warranty of $6.0 million, the preparation of vehicles for sale of $4.4 million, and customer-pay service of $4.4 million.
Warranty gross profit benefited from an increase in units in operation in our primary service base. See “Market Conditions.” Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle sales volume. Customer-pay service gross profit benefited from improved operational execution, improved margin performance, and better marketing of products and services in the service department.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$155.6	$130.2	$25.4	19.5
Gross profit per vehicle retailed	$1,322	$1,210	$112	9.3
Same Store:
Revenue and gross profit	$151.5	$130.2	$21.3	16.4
Gross profit per vehicle retailed	$1,323	$1,210	$113	9.3

First Quarter 2013 compared to First Quarter 2012
Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2013, as compared to the same period in 2012, due to an increase in new and used unit sales and an increase in same store finance and insurance revenue and gross profit per vehicle retailed.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in margin on product contracts sold, an increase in product penetration, an increase in amounts financed per transaction, more customers financing vehicles through our stores, and an increase in revenue and gross profit per transaction associated with arranging customer financing.

Segment Results
In the following table, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended March 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,378.0	$1,229.1	$148.9	12.1
Import	1,503.7	1,366.6	137.1	10.0
Premium Luxury	1,172.9	1,022.2	150.7	14.7
Total segment revenue	4,054.6	3,617.9	436.7	12.1
Corporate and other	41.8	39.1	2.7	6.9
Total consolidated revenue	$4,096.4	$3,657.0	$439.4	12.0
Segment income*:
Domestic	$58.6	$49.7	$8.9	17.9
Import	71.0	61.9	9.1	14.7
Premium Luxury	68.8	58.8	10.0	17.0
Total segment income	198.4	170.4	28.0	16.4
Corporate and other	(41.9)	(32.4)	(9.5)
Floorplan interest expense	12.9	10.7	(2.2)
Operating income	$169.4	$148.7	$20.7	13.9

* Segment income for each of our segments is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	22,544	20,513	2,031	9.9
Import	33,032	31,038	1,994	6.4
Premium Luxury	11,583	9,965	1,618	16.2
	67,159	61,516	5,643	9.2

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,378.0	$1,229.1	$148.9	12.1
Segment income	$58.6	$49.7	$8.9	17.9
Retail new vehicle unit sales	22,544	20,513	2,031	9.9

First Quarter 2013 compared to First Quarter 2012
Domestic revenue increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisition we completed in the fourth quarter of 2012.
Domestic segment income increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from increases in new and used vehicle unit volume and finance and insurance revenue and gross profit per vehicle retailed. Domestic segment income also benefited from an increase in new vehicle gross profit and the recent acquisition noted above. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,503.7	$1,366.6	$137.1	10.0
Segment income	$71.0	$61.9	$9.1	14.7
Retail new vehicle unit sales	33,032	31,038	1,994	6.4

First Quarter 2013 compared to First Quarter 2012
Import revenue increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2012.
Import segment income increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to increases in finance and insurance revenue and gross profit, which benefited from higher new and used vehicle sales volume and an increase in finance and insurance revenue and gross profit per vehicle retailed, and parts and service gross profit, which also benefited from higher new and used vehicle sales volume. Import segment income also benefited from the recent acquisitions noted above. The increase in Import segment income was partially offset by an increase in variable expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,172.9	$1,022.2	$150.7	14.7
Segment income	$68.8	$58.8	$10.0	17.0
Retail new vehicle unit sales	11,583	9,965	1,618	16.2

First Quarter 2013 compared to First Quarter 2012
Premium Luxury revenue increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2012.
Premium Luxury segment income increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to increases in parts and service gross profit and finance and insurance revenue and gross profit, both of which benefited from higher new and used vehicle sales volume. Premium Luxury segment income also benefited from an increase in new vehicle gross profit and the recent acquisitions noted above. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

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

	Three Months Ended March 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$316.7	$289.9	$(26.8)	(9.2)
Advertising	40.2	31.7	(8.5)	(26.8)
Store and corporate overhead	116.4	111.3	(5.1)	(4.6)
Total	$473.3	$432.9	$(40.4)	(9.3)

SG&A as a % of total gross profit:
Compensation	47.7	48.1	40	bps
Advertising	6.1	5.3	(80)	bps
Store and corporate overhead	17.5	18.4	90	bps
Total	71.3	71.8	50	bps
First Quarter 2013 compared to First Quarter 2012
SG&A expenses increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to a performance-driven increase in compensation expense, and increases in gross advertising expenditures and store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 71.3% during the three months ended March 31, 2013, from 71.8% in the same period in 2012, resulting from our continued effective management of our cost structure, improved associate productivity, and improved gross profit.
On January 31, 2013, we announced that we will be marketing our Domestic and Import stores under the AutoNation retail brand. The rebranding of these stores, which previously operated under various local market retail brands, commenced in the first quarter of 2013 and is expected to be completed in the second quarter of 2013. As part of the rebranding initiative, we incurred incremental, non-recurring SG&A expenses of $6.5 million during the first quarter of 2013, which were primarily comprised of advertising expenses. We expect to incur additional expenses of approximately $11.5 million during the second quarter of 2013 in connection with the rebranding initiative.
Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2013 compared to First Quarter 2012
Floorplan interest expense was $12.9 million for the three months ended March 31, 2013, as compared to $10.7 million for the same period in 2012. The increase in floorplan interest expense of $2.2 million during the three months ended March 31, 2013, is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our term loan facility, revolving credit facility, mortgage facility, and outstanding senior unsecured notes.
First Quarter 2013 compared to First Quarter 2012
Other interest expense was $22.3 million for the three months ended March 31, 2013, compared to $20.5 million for the same period in 2012. The increase in other interest expense of $1.8 million was primarily due to a $1.6 million increase resulting from the February 2012 issuance of our 5.5% Senior Notes due 2020.

Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
First Quarter 2013 compared to First Quarter 2012
Our effective income tax rate was 38.8% for the three months ended March 31, 2013, and 38.5% for the three months ended March 31, 2012.
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
First Quarter 2013 compared to First Quarter 2012
We had a loss from discontinued operations, net of income taxes, totaling $0.2 million during the three months ended March 31, 2013, and $0.5 million during the three months ended March 31, 2012. Results from discontinued operations, net of income taxes, were primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed and other adjustments related to disposed operations.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2013	December 31, 2012
Cash and Cash Equivalents	$46.3	$69.7
Revolving Credit Facility (1)	$724.0	$603.5
Secured Used Vehicle Floorplan Facilities (2)	$109.1	$92.9

(1)
Based on aggregate borrowings outstanding of $420.0 million and outstanding letters of credit of $56.0 million at March 31, 2013, and aggregate borrowings outstanding of $540.0 million and outstanding letters of credit of $56.5 million at December 31, 2012. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2013, surety bonds, letters of credit, and cash deposits totaled $93.0 million, including $56.0 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.

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
Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2013	2012
Shares repurchased	0.1	11.7
Aggregate purchase price	$2.2	$405.4
Average purchase price per share	$39.42	$34.72

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
As of March 31, 2013, $317.0 million remained available under our stock repurchase authorization limit.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Purchases of property and equipment, including operating lease buy-outs (1)	$23.1	$29.1

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $170 million in 2013, primarily related to our store facilities.

Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Cash received from (used in) business acquisitions, net	$(2.8)	$—
Cash received from (used in) business divestitures, net	$—	$—
We have entered into agreements to acquire SanTan Honda Superstore and Hyundai of Tempe in the Phoenix, Arizona market and Don Davis Toyota Scion in the Dallas, Texas market. The acquisitions are subject to manufacturer approval and other customary closing conditions and are expected to be completed in the second quarter of 2013.

Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of March 31, 2013, and December 31, 2012.

(In millions)	March 31, 2013	December 31, 2012
6.75% Senior Notes due 2018	$395.8	$395.6
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	420.0	540.0
Mortgage facility (1)	201.2	203.3
Capital leases and other debt	90.3	107.2
	1,957.3	2,096.1
Less: current maturities	(13.7)	(29.8)
Long-term debt, net of current maturities	$1,943.6	$2,066.3

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At March 31, 2013, we had outstanding $395.8 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At March 31, 2013, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016.
As of March 31, 2013, we had borrowings outstanding of $420.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.0 million at March 31, 2013, leaving an additional borrowing capacity under the revolving credit facility of $724.0 million at March 31, 2013.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $1.8 billion at March 31, 2013, and December 31, 2012. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $699.3 million at March 31, 2013, and $773.9 million at December 31, 2012, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At March 31, 2013, the aggregate capacity under our used vehicle floorplan facilities was $275.0 million. As of that date, $80.6 million had been borrowed under those facilities, and the remaining borrowing capacity of $194.4 million was limited to $109.1 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At March 31, 2013, we had $201.2 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At March 31, 2013, we had capital lease and other debt obligations of $90.3 million, which are due at various dates through 2032.
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
As of March 31, 2013, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2013, our leverage ratio and capitalization ratio were as follows:

	March 31, 2013
	Requirement	Actual
Leverage ratio	< 3.75x	2.59x
Capitalization ratio	< 65.0%	57.6%

Both the leverage ratio and the capitalization ratio limit our ability to incur additional non-vehicle debt. The capitalization ratio also limits our ability to incur additional vehicle floorplan indebtedness and repurchase shares.
In the event of a downgrade in our credit ratings, none of the covenants described above would be impacted. In addition, availability under the credit agreement described above would not be impacted should a downgrade in our senior unsecured debt credit ratings occur.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net cash provided by operating activities	$235.1	$100.1
Net cash used in investing activities	$(39.8)	$(24.8)
Net cash used in financing activities	$(218.7)	$(85.6)

Cash Flows from Operating Activities
Our primary sources of operating cash flows are collections from contracts-in-transit and customers following the sale of vehicles, collections from customers for the sale of parts and services and finance and insurance products, and proceeds from vehicle floorplan payable-trade. Our primary uses of cash from operating activities are repayments of vehicle floorplan payable-trade, purchases of parts inventory, personnel related expenditures, and payments related to taxes and leased properties.
Net cash provided by operating activities increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to a decrease in working capital requirements and an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.

Net cash used in investing activities increased during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to a decrease in proceeds from assets held for sale.
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
During the three months ended March 31, 2013, we repurchased 0.1 million shares of common stock for an aggregate purchase price of $2.2 million (average purchase price per share of $39.42). In addition, during the three months ended March 31, 2013, 6,131 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
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
During the three months ended March 31, 2013, we borrowed $105.0 million and repaid $225.0 million under our revolving credit facility, for net repayments of $120.0 million. During the three months ended March 31, 2012, we borrowed $405.0 million and repaid $500.0 million under our revolving credit facility, for net repayments of $95.0 million.
Cash flows from financing activities include changes in vehicle floorplan payable - non-trade totaling net payments of $68.3 million for the three months ended March 31, 2013, and net proceeds of $67.8 million for the three months ended March 31, 2012.
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

•
We are subject to numerous legal and administrative proceedings, which if the outcomes are adverse to us, could materially adversely affect our business, results of operations, financial condition, cash flows, and prospects.

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
Please refer to our most recent Annual Report on Form 10-K for additional discussion of the foregoing risks. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.
Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), SEC filings, press releases, public conference calls and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on the following social media channels:

•	AutoNation’s Twitter feed (www.twitter.com/autonation)

•	Mike Jackson’s Twitter feed (www.twitter.com/CEOMikeJackson)

•	AutoNation’s Facebook page (www.facebook.com/autonation)

•	Mike Jackson’s Facebook page (www.facebook.com/CEOMikeJackson)
The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in AutoNation to review the information that we post on these social media channels. These channels may be updated from time to time on AutoNation’s investor relations website.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt when appropriate based on market conditions.
We had $2.5 billion of variable rate vehicle floorplan payable at March 31, 2013, and December 31, 2012. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $25.4 million at March 31, 2013, and December 31, 2012, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $0.9 billion of other variable rate debt outstanding at March 31, 2013, and $1.0 billion at December 31, 2012. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $9.2 million at March 31, 2013, and $10.4 million at December 31, 2012.
Our fixed rate debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of March 31, 2013, and totaled $1.1 billion and had a fair value of $1.1 billion as of December 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2013 - January 31, 2013	56,000	$39.42	56,000	$317.0
February 1, 2013 - February 28, 2013	386	$48.05	—	$317.0
March 1, 2013 - March 31, 2013	5,745	$43.45	—	$317.0
Total	62,131		56,000

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of March 31, 2013, $317.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the first quarter of 2013, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 6,131 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement, dated February 13, 2013, regarding dealership name usage.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	April 18, 2013	By:	/s/ Michael J. Stephan
Michael J. Stephan Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)