Form 10-Q
period 2013-09-30
AUTONATION, INC.
filed 2013-10-24
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of October 23, 2013, the registrant had 121,812,200 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68.3	$69.7
Receivables, net	599.3	698.4
Inventory	2,504.8	2,396.9
Other current assets	186.1	196.1
Total Current Assets	3,358.5	3,361.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $879.8 million and $826.8 million, respectively	2,186.8	2,095.1
GOODWILL	1,254.9	1,237.4
OTHER INTANGIBLE ASSETS, NET	326.8	291.3
OTHER ASSETS	247.8	218.1
Total Assets	$7,374.8	$7,203.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,837.9	$1,766.3
Vehicle floorplan payable - non-trade	763.0	773.9
Accounts payable	233.4	217.2
Current maturities of long-term debt	29.8	29.8
Other current liabilities	416.3	414.5
Total Current Liabilities	3,280.4	3,201.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,826.5	2,066.3
DEFERRED INCOME TAXES	104.8	89.4
OTHER LIABILITIES	169.7	157.1
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at September 30, 2013, and December 31, 2012, including shares held in treasury	1.6	1.6
Additional paid-in capital	38.8	26.6
Retained earnings	3,228.5	2,963.0
Treasury stock, at cost; 41,750,762 and 42,705,580 shares held, respectively	(1,275.5)	(1,302.7)
Total Shareholders’ Equity	1,993.4	1,688.5
Total Liabilities and Shareholders’ Equity	$7,374.8	$7,203.0

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
New vehicle	$2,561.6	$2,240.5	$7,312.9	$6,430.9
Used vehicle	1,044.7	936.4	3,110.9	2,802.6
Parts and service	653.8	596.8	1,946.3	1,799.2
Finance and insurance, net	174.9	147.0	504.4	422.3
Other	35.8	13.1	119.2	40.3
TOTAL REVENUE	4,470.8	3,933.8	12,993.7	11,495.3
Cost of sales:
New vehicle	2,406.2	2,095.8	6,866.6	6,006.7
Used vehicle	964.2	863.7	2,860.3	2,571.7
Parts and service	376.7	345.0	1,116.7	1,043.8
Other	27.1	6.7	93.4	19.5
TOTAL COST OF SALES	3,774.2	3,311.2	10,937.0	9,641.7
Gross Profit:
New vehicle	155.4	144.7	446.3	424.2
Used vehicle	80.5	72.7	250.6	230.9
Parts and service	277.1	251.8	829.6	755.4
Finance and insurance	174.9	147.0	504.4	422.3
Other	8.7	6.4	25.8	20.8
TOTAL GROSS PROFIT	696.6	622.6	2,056.7	1,853.6
Selling, general, and administrative expenses	485.1	435.8	1,452.5	1,307.3
Depreciation and amortization	24.1	22.9	70.1	64.9
Franchise rights impairment	—	—	—	4.2
Other expenses (income), net	0.2	0.2	(3.4)	0.6
OPERATING INCOME	187.2	163.7	537.5	476.6
Non-operating income (expense) items:
Floorplan interest expense	(12.7)	(11.4)	(39.2)	(32.9)
Other interest expense	(22.3)	(22.2)	(66.6)	(65.2)
Interest income	0.1	—	0.2	0.2
Other income (loss), net	(0.7)	2.5	2.2	3.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	151.6	132.6	434.1	381.8
Income tax provision	58.8	50.7	168.0	147.4
NET INCOME FROM CONTINUING OPERATIONS	92.8	81.9	266.1	234.4
Loss from discontinued operations, net of income taxes	(0.2)	(0.3)	(0.6)	(1.2)
NET INCOME	$92.6	$81.6	$265.5	$233.2
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.76	$0.68	$2.19	$1.88
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.76	$0.67	$2.19	$1.87
Weighted average common shares outstanding	121.5	121.2	121.3	124.4
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.75	$0.66	$2.16	$1.85
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.75	$0.66	$2.15	$1.84
Weighted average common shares outstanding	123.5	123.4	123.3	126.4
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	121.8	121.7	121.8	121.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
December 31, 2012	163,562,149	$1.6	$26.6	$2,963.0	$(1,302.7)	$1,688.5
Net income	—	—	—	265.5	—	265.5
Repurchases of common stock	—	—	—	—	(6.9)	(6.9)
Stock-based compensation expense	—	—	17.3	—	—	17.3
Shares awarded under stock-based compensation plans, including income tax benefit of $8.5	—	—	(5.1)	—	34.1	29.0
September 30, 2013	163,562,149	$1.6	$38.8	$3,228.5	$(1,275.5)	$1,993.4

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2013	2012
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$265.5	$233.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.6	1.2
Depreciation and amortization	70.1	64.9
Amortization of debt issuance costs and accretion of debt discounts	4.3	4.2
Stock-based compensation expense	17.3	15.2
Deferred income tax provision	15.4	15.4
Non-cash impairment charges	—	0.3
Franchise rights impairment	—	4.2
Net gain on asset sales and dispositions	(2.1)	(0.2)
Excess tax benefit from stock-based awards	(8.5)	(8.0)
Other	(3.3)	(2.6)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	95.5	71.7
Inventory	(88.7)	(332.9)
Other assets	(13.9)	(25.2)
Increase, net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	47.6	197.1
Accounts payable	16.2	16.1
Other liabilities	46.9	57.8
Net cash provided by continuing operations	462.9	312.4
Net cash provided by (used in) discontinued operations	5.4	(0.7)
Net cash provided by operating activities	468.3	311.7
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(110.6)	(107.8)
Property operating lease buy-outs	(41.9)	(16.8)
Proceeds from the sale of property and equipment	3.1	0.6
Proceeds from assets held for sale	1.8	11.8
Insurance recoveries on property and equipment	2.2	1.0
Cash used in business acquisitions, net of cash acquired	(72.9)	—
Proceeds from the sale of restricted investments	—	0.4
Cash received from business divestitures, net of cash relinquished	10.1	—
Other	(3.6)	(3.0)
Net cash used in continuing operations	(211.8)	(113.8)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(211.8)	(113.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Nine Months Ended
	September 30,
	2013	2012
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(18.6)	(538.3)
Proceeds from revolving credit facility	620.0	820.0
Payment of revolving credit facility	(840.0)	(920.0)
Proceeds from 5.5% Senior Notes due 2020	—	350.0
Payment of 7% Senior Notes due 2014	—	(14.7)
Payment of debt issuance costs	—	(6.0)
Net proceeds from (payments of) vehicle floorplan payable - non-trade	(12.2)	104.9
Payments of mortgage facilities	(6.5)	(6.0)
Payments of capital leases and other debt obligations	(23.3)	(4.5)
Proceeds from the exercise of stock options	20.5	20.7
Excess tax benefit from stock-based awards	8.5	8.0
Net cash used in continuing operations	(251.6)	(185.9)
Net cash used in discontinued operations	(6.3)	—
Net cash used in financing activities	(257.9)	(185.9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.4)	12.0
CASH AND CASH EQUIVALENTS at beginning of period	69.7	86.6
CASH AND CASH EQUIVALENTS at end of period	$68.3	$98.6

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2013, we owned and operated 267 new vehicle franchises from 226 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the nine months ended September 30, 2013, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
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
Recent Accounting Pronouncements
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to reduce the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this accounting standard update are

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial position, results of operations, or cash flows.
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

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	September 30, 2013	December 31, 2012
Trade receivables	$105.9	$97.6
Manufacturer receivables	136.1	159.9
Other	34.8	39.4
	276.8	296.9
Less: Allowances	(3.6)	(3.4)
	273.2	293.5
Contracts-in-transit and vehicle receivables	317.8	404.9
Income tax refundable (see Note 6)	8.3	—
Receivables, net	$599.3	$698.4

Trade receivables represent amounts due for parts and services that have been sold or delivered, excluding amounts due from manufacturers, as well as receivables from finance organizations for commissions on the sale of financing products. Manufacturer receivables represent receivables from manufacturers including amounts due for holdbacks, rebates, incentives, floorplan assistance, and warranty claims. Contracts-in-transit and vehicle receivables primarily represent receivables from financial institutions for the portion of the vehicle sales price financed by our customers.
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	September 30, 2013	December 31, 2012
New vehicles	$2,010.3	$1,938.0
Used vehicles	350.4	318.7
Parts, accessories, and other	144.1	140.2
Inventory	$2,504.8	$2,396.9

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of vehicle floorplan payable are as follows:

	September 30, 2013	December 31, 2012
Vehicle floorplan payable - trade	$1,837.9	$1,766.3
Vehicle floorplan payable - non-trade	763.0	773.9
Vehicle floorplan payable	$2,600.9	$2,540.2

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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% for the nine months ended September 30, 2013, and 2.1% for the nine months ended September 30, 2012. At September 30, 2013, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $275.0 million, of which $174.1 million had been borrowed. The remaining borrowing capacity of $100.9 million was limited to $47.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 2.0% for the nine months ended September 30, 2013, and 2.1% for the nine months ended September 30, 2012. At September 30, 2013, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $3.0 billion, of which $2.4 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	September 30, 2013	December 31, 2012
Goodwill	$1,254.9	$1,237.4

Franchise rights - indefinite-lived	$320.8	$285.7
Other intangibles	11.1	9.9
	331.9	295.6
Less: accumulated amortization	(5.1)	(4.3)
Other intangible assets, net	$326.8	$291.3

Goodwill
We test goodwill of our Domestic, Import, and Premium Luxury reporting units for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually as of April 30 for impairment. As discussed in Note 1 above, the FASB issued an accounting standard update that permits an entity to first make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it is necessary to perform a quantitative impairment test.
We completed our qualitative assessment of any potential franchise rights impairment as of April 30, 2013. Based on our qualitative assessment, we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts and we were therefore not required to perform a quantitative impairment test.

5.	LONG-TERM DEBT
Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
6.75% Senior Notes due 2018	$396.1	$395.6
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	320.0	540.0
Mortgage facility (1)	196.9	203.3
Capital leases and other debt	93.3	107.2
	1,856.3	2,096.1
Less: current maturities	(29.8)	(29.8)
Long-term debt, net of current maturities	$1,826.5	$2,066.3
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
At September 30, 2013, we had outstanding $396.1 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At September 30, 2013, we had outstanding $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of September 30, 2013, we had borrowings outstanding of $320.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.0 million at

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

September 30, 2013, leaving an additional borrowing capacity under the revolving credit facility of $824.0 million at September 30, 2013.
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
Other Debt
At September 30, 2013, we had $196.9 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At September 30, 2013, we had capital lease and other debt obligations of $93.3 million, which are due at various dates through 2033.
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
Under the terms of our credit agreement, at September 30, 2013, our leverage ratio and capitalization ratio were as follows:

	September 30, 2013
	Requirement	Actual
Leverage ratio	< 3.75x	2.37x
Capitalization ratio	< 65.0%	55.9%

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Income taxes receivable included in Receivables, Net totaled $8.3 million at September 30, 2013. Income taxes payable included in Other Current Liabilities totaled $3.2 million at December 31, 2012.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2008 to 2010 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Shares repurchased	—	—	0.1	15.4
Aggregate purchase price	$—	$—	$4.9	$531.6
Average purchase price per share	$—	$—	$40.81	$34.54

As of September 30, 2013, $314.3 million remained available under our stock repurchase authorization limit.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Shares issued	0.5	1.1	1.0	1.2
Proceeds from the exercise of stock options	$9.9	$20.3	$20.5	$22.1
Average exercise price per share	$20.32	$18.56	$20.46	$18.46

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise (in actual number of shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Shares issued	—	5,000	137,144	160,740
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise	516	43,459	42,822	80,394

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding adjusted for the dilutive effect of stock options.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income from continuing operations	$92.8	$81.9	$266.1	$234.4
Loss from discontinued operations, net of income taxes	(0.2)	(0.3)	(0.6)	(1.2)
Net income	$92.6	$81.6	$265.5	$233.2

Weighted average common shares outstanding used in calculating basic EPS	121.5	121.2	121.3	124.4
Effect of dilutive stock options	2.0	2.2	2.0	2.0
Weighted average common shares used in calculating diluted EPS	123.5	123.4	123.3	126.4

Basic EPS amounts:
Continuing operations	$0.76	$0.68	$2.19	$1.88
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.76	$0.67	$2.19	$1.87

Diluted EPS amounts:
Continuing operations	$0.75	$0.66	$2.16	$1.85
Discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.75	$0.66	$2.15	$1.84

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Anti-dilutive options excluded from the computation of diluted earnings per share	0.6	0.9	0.7	0.9

9.	ACQUISITIONS
We purchased three stores and related assets during the nine months ended September 30, 2013. The acquisitions were Don Davis Toyota in the Dallas, Texas market, which was completed on May 1, 2013, and SanTan Honda Superstore and Hyundai of Tempe in the Phoenix, Arizona market, which were completed on May 22, 2013. Acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. We did not purchase any stores during the three and nine months ended September 30, 2012.
The acquisitions that occurred during the nine months ended September 30, 2013 were not material to our financial condition or results of operations. Additionally, the pro forma consolidated income statements as if the results of these acquisitions had been included in our consolidated results for the entire nine month period ended September 30, 2013, would not have been materially different from our reported consolidated income statement for this period.

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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2013 to 2034 are approximately $41 million at September 30, 2013. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at September 30, 2013. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At September 30, 2013, surety bonds, letters of credit, and cash deposits totaled $91.1 million, including $56.0 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, consolidated results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive legal and regulatory framework applicable to our

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (“ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and/or eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in discrimination. In response, certain financial institutions are conducting monitoring programs relating to dealer markups and may take further steps. In addition, we expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual employee health care costs that we fund, with the most significant increases commencing in 2014, and significantly increase our cost of compliance and compliance risk related to offering health care benefits. Further, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. We do not have any material known environmental commitments or contingencies.

11.	SEGMENT INFORMATION
At September 30, 2013 and 2012, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
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
Reportable segment revenue and segment income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Domestic	$1,491.2	$1,285.0	$4,384.5	$3,809.2
Import	1,695.5	1,523.3	4,828.5	4,365.7
Premium Luxury	1,247.4	1,086.4	3,662.7	3,202.0
Total segment revenue	4,434.1	3,894.7	12,875.7	11,376.9
Corporate and other	36.7	39.1	118.0	118.4
Total consolidated revenue	$4,470.8	$3,933.8	$12,993.7	$11,495.3

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Segment income(1):
Domestic	$64.2	$51.9	$188.9	$155.2
Import	72.7	69.0	216.6	198.1
Premium Luxury	74.2	62.9	218.7	190.0
Total segment income	211.1	183.8	624.2	543.3
Corporate and other	(36.6)	(31.5)	(125.9)	(99.6)
Other interest expense	(22.3)	(22.2)	(66.6)	(65.2)
Interest income	0.1	—	0.2	0.2
Other income (loss), net	(0.7)	2.5	2.2	3.1
Income from continuing operations before income taxes	$151.6	$132.6	$434.1	$381.8
(1) Segment income for each of our segments is defined as operating income less floorplan interest expense.

12.	BUSINESS AND CREDIT CONCENTRATIONS
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
We had receivables from manufacturers or distributors of $136.1 million at September 30, 2013, and $159.9 million at December 31, 2012. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at September 30, 2013, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	September 30, 2013	December 31, 2012
Carrying value	$1,036.3	$1,056.1
Fair value	$1,123.1	$1,138.0

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

Goodwill and Other Intangible Assets
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment as of April 30, 2013 and 2012, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of goodwill during the three and nine months ended September 30, 2013 and 2012.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually as of April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment test. We completed our qualitative assessment of franchise rights impairment as of April 30, 2013 and we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of franchise rights during the three and nine months ended September 30, 2013.
During the nine months ended September 30, 2012, we recorded $4.2 million of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement. The non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its fair value, and is classified as Franchise Rights Impairment in the accompanying Unaudited Condensed Consolidated Statements of Income. We recorded no impairment charges related to franchise rights during the three months ended September 30, 2012.
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

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Long-lived Assets Held and Used in Continuing Operations
During the three and nine months ended September 30, 2013, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations.
During the three and nine months ended September 30, 2012, we fully impaired certain long-lived assets held and used in continuing operations and recorded a non-cash impairment charge of $0.3 million. The non-cash impairment charge was included in Other Expenses (Income), Net in our Consolidated Statements of Income and was reported in the “Corporate and other” category of our segment information.
Long-lived Assets Held for Sale in Continuing Operations
During the three and nine months ended September 30, 2013 and 2012, no impairment charge was recorded for the carrying value of long-lived assets held for sale in continuing operations.
Long-lived Assets Held for Sale in Discontinued Operations
During the three and nine months ended September 30, 2013, no impairment charge was recorded for the carrying value of long-lived assets held for sale in discontinued operations.
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
As of September 30, 2013, we had long-lived assets held for sale of $71.1 million in continuing operations and $34.5 million in discontinued operations.

14.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities related to the increase in property acquired under capital leases of $9.5 million for the nine months ended September 30, 2013, and $20.1 million for the nine months ended September 30, 2012. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments of $100.4 million during the nine months ended September 30, 2013, and $85.6 million during the nine months ended September 30, 2012. We made income tax payments, net of income tax refunds, of $155.3 million during the nine months ended September 30, 2013, and $112.2 million during the nine months ended September 30, 2012.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of September 30, 2013, we owned and operated 267 new vehicle franchises from 226 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the nine months ended September 30, 2013, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
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
At September 30, 2013, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the nine months ended September 30, 2013, new vehicle sales accounted for approximately 56% of our total revenue, but approximately 22% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue, and approximately 12% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of our total revenue for the nine months ended September 30, 2013, contributed approximately 65% of our total gross profit for the same period.

Results of Operations
Third Quarter 2013 compared to Third Quarter 2012
During the three months ended September 30, 2013, we had net income from continuing operations of $92.8 million or $0.75 per share on a diluted basis, as compared to net income from continuing operations of $81.9 million or $0.66 per share on a diluted basis during the same period in 2012.
First Nine Months 2013 compared to First Nine Months 2012
During the nine months ended September 30, 2013, we had net income from continuing operations of $266.1 million or $2.16 per share on a diluted basis, as compared to net income from continuing operations of $234.4 million or $1.85 per share on a diluted basis during the same period in 2012.
Results for the nine months ended September 30, 2012, were adversely impacted by a non-cash franchise rights impairment charge of $4.2 million ($2.6 million after-tax, or $0.02 per share).

Market Conditions
In the third quarter of 2013, U.S. industry new vehicle unit sales increased 9% compared to the third quarter of 2012, driven in part by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.4 years compared to an average age of 9.8 years during the period from 2002 to 2007. While a robust consumer credit environment and an increase in new product offerings from automotive manufacturers were supportive of a strong selling environment, increased competition pressured new vehicle margins, particularly in the Import segment. New vehicle margin compression was partially offset by continued strength in finance and insurance gross profit per vehicle retailed.
We continue to anticipate full-year U.S. industry new vehicle unit sales will be at the mid-15 million unit level, an improvement compared to 14.5 million in 2012.
After several years of decline, the number of recent-model-year vehicles in operation has begun to grow due to increases in the annual rate of new vehicle sales in the United States since 2009. The growth in that portion of our service base, together with our customer retention efforts, has benefited the customer-pay service and warranty components of our parts and service business, and we believe that it will continue to benefit those components for the next several years. While the number of older vehicles in operation is expected to decline over the next few years, we believe that overall our parts and service business will benefit from the mix shift in our service base toward newer vehicles.
Inventory Management
Our new and used vehicle inventories are stated at the lower of cost or market on our consolidated balance sheets. We monitor our vehicle inventory levels closely based on current economic conditions and seasonal sales trends.
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 60,035 units in new vehicle inventory at September 30, 2013, 58,819 units at December 31, 2012, and 51,656 units at September 30, 2012.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $1.6 million at September 30, 2013, and $1.2 million at December 31, 2012.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.4 million at September 30, 2013, and $3.2 million at December 31, 2012.

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
As of September 30, 2013, we had long-lived assets held for sale of $71.1 million in continuing operations and $34.5 million in discontinued operations.
During the three and nine months ended September 30, 2013, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations, and no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing or discontinued operations.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,561.6	$2,240.5	$321.1	14.3	$7,312.9	$6,430.9	$882.0	13.7
Retail used vehicle	933.0	811.5	121.5	15.0	2,786.2	2,442.1	344.1	14.1
Wholesale	111.7	124.9	(13.2)	(10.6)	324.7	360.5	(35.8)	(9.9)
Used vehicle	1,044.7	936.4	108.3	11.6	3,110.9	2,802.6	308.3	11.0
Finance and insurance, net	174.9	147.0	27.9	19.0	504.4	422.3	82.1	19.4
Total variable operations(1)	3,781.2	3,323.9	457.3	13.8	10,928.2	9,655.8	1,272.4	13.2
Parts and service	653.8	596.8	57.0	9.6	1,946.3	1,799.2	147.1	8.2
Other	35.8	13.1	22.7		119.2	40.3	78.9
Total revenue	$4,470.8	$3,933.8	$537.0	13.7	$12,993.7	$11,495.3	$1,498.4	13.0
Gross profit:
New vehicle	$155.4	$144.7	$10.7	7.4	$446.3	$424.2	$22.1	5.2
Retail used vehicle	80.4	72.5	7.9	10.9	247.1	226.1	21.0	9.3
Wholesale	0.1	0.2	(0.1)		3.5	4.8	(1.3)
Used vehicle	80.5	72.7	7.8	10.7	250.6	230.9	19.7	8.5
Finance and insurance	174.9	147.0	27.9	19.0	504.4	422.3	82.1	19.4
Total variable operations(1)	410.8	364.4	46.4	12.7	1,201.3	1,077.4	123.9	11.5
Parts and service	277.1	251.8	25.3	10.0	829.6	755.4	74.2	9.8
Other	8.7	6.4	2.3		25.8	20.8	5.0
Total gross profit	696.6	622.6	74.0	11.9	2,056.7	1,853.6	203.1	11.0
Selling, general, and administrative expenses	485.1	435.8	(49.3)	(11.3)	1,452.5	1,307.3	(145.2)	(11.1)
Depreciation and amortization	24.1	22.9	(1.2)		70.1	64.9	(5.2)
Franchise rights impairment	—	—	—		—	4.2	4.2
Other expenses (income), net	0.2	0.2	—		(3.4)	0.6	4.0
Operating income	187.2	163.7	23.5	14.4	537.5	476.6	60.9	12.8
Non-operating income (expense) items:
Floorplan interest expense	(12.7)	(11.4)	(1.3)		(39.2)	(32.9)	(6.3)
Other interest expense	(22.3)	(22.2)	(0.1)		(66.6)	(65.2)	(1.4)
Interest income	0.1	—	0.1		0.2	0.2	—
Other income (loss), net	(0.7)	2.5	(3.2)		2.2	3.1	(0.9)
Income from continuing operations before income taxes	$151.6	$132.6	$19.0	14.3	$434.1	$381.8	$52.3	13.7
Retail vehicle unit sales:
New vehicle	76,943	68,350	8,593	12.6	218,454	196,853	21,601	11.0
Used vehicle	52,659	45,643	7,016	15.4	155,280	137,995	17,285	12.5
	129,602	113,993	15,609	13.7	373,734	334,848	38,886	11.6
Revenue per vehicle retailed:
New vehicle	$33,292	$32,780	$512	1.6	$33,476	$32,669	$807	2.5
Used vehicle	$17,718	$17,779	$(61)	(0.3)	$17,943	$17,697	$246	1.4
Gross profit per vehicle retailed:
New vehicle	$2,020	$2,117	$(97)	(4.6)	$2,043	$2,155	$(112)	(5.2)
Used vehicle	$1,527	$1,588	$(61)	(3.8)	$1,591	$1,638	$(47)	(2.9)
Finance and insurance	$1,350	$1,290	$60	4.7	$1,350	$1,261	$89	7.1
Total variable operations(2)	$3,169	$3,195	$(26)	(0.8)	$3,205	$3,203	$2	0.1

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013 (%)	2012 (%)	2013 (%)	2012 (%)
Revenue mix percentages:
New vehicle	57.3	57.0	56.3	55.9
Used vehicle	23.4	23.8	23.9	24.4
Parts and service	14.6	15.2	15.0	15.7
Finance and insurance, net	3.9	3.7	3.9	3.7
Other	0.8	0.3	0.9	0.3
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	22.3	23.2	21.7	22.9
Used vehicle	11.6	11.7	12.2	12.5
Parts and service	39.8	40.4	40.3	40.8
Finance and insurance	25.1	23.6	24.5	22.8
Other	1.2	1.1	1.3	1.0
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.1	6.5	6.1	6.6
Used vehicle - retail	8.6	8.9	8.9	9.3
Parts and service	42.4	42.2	42.6	42.0
Total	15.6	15.8	15.8	16.1
Selling, general, and administrative expenses	10.9	11.1	11.2	11.4
Operating income	4.2	4.2	4.1	4.1
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	69.6	70.0	70.6	70.5
Operating income	26.9	26.3	26.1	25.7
			September 30, 2013	September 30, 2012
Days supply:
New vehicle (industry standard of selling days, including fleet)			59 days	58 days
Used vehicle (trailing calendar month days)			31 days	29 days

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2013	2012	Variance	2013	2012	Variance
Floorplan assistance	$24.7	$18.8	$5.9	$67.1	$54.5	$12.6
New vehicle floorplan interest expense	(12.1)	(10.9)	(1.2)	(37.4)	(31.6)	(5.8)
Net new vehicle inventory carrying benefit	$12.6	$7.9	$4.7	$29.7	$22.9	$6.8

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of our stores for the identical months in each period presented in the comparison, commencing with the first full month in which the store was owned by us.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,443.8	$2,240.5	$203.3	9.1	$7,030.7	$6,430.9	$599.8	9.3
Retail used vehicle	892.7	811.5	81.2	10.0	2,682.6	2,442.1	240.5	9.8
Wholesale	106.2	124.9	(18.7)	(15.0)	310.8	360.5	(49.7)	(13.8)
Used vehicle	998.9	936.4	62.5	6.7	2,993.4	2,802.6	190.8	6.8
Finance and insurance, net	168.4	147.0	21.4	14.6	488.5	422.3	66.2	15.7
Total variable operations(1)	3,611.1	3,323.9	287.2	8.6	10,512.6	9,655.8	856.8	8.9
Parts and service	630.6	596.8	33.8	5.7	1,892.1	1,799.2	92.9	5.2
Other	27.1	13.1	14.0		107.1	40.3	66.8
Total revenue	$4,268.8	$3,933.8	$335.0	8.5	$12,511.8	$11,495.3	$1,016.5	8.8
Gross profit:
New vehicle	$147.9	$144.7	$3.2	2.2	$428.0	$424.2	$3.8	0.9
Retail used vehicle	77.7	72.5	5.2	7.2	239.6	226.1	13.5	6.0
Wholesale	0.1	0.2	(0.1)		3.5	4.8	(1.3)
Used vehicle	77.8	72.7	5.1	7.0	243.1	230.9	12.2	5.3
Finance and insurance	168.4	147.0	21.4	14.6	488.5	422.3	66.2	15.7
Total variable operations(1)	394.1	364.4	29.7	8.2	1,159.6	1,077.4	82.2	7.6
Parts and service	267.1	251.8	15.3	6.1	805.7	755.4	50.3	6.7
Other	8.4	6.4	2.0		25.3	20.8	4.5
Total gross profit	$669.6	$622.6	$47.0	7.5	$1,990.6	$1,853.6	$137.0	7.4
Retail vehicle unit sales:
New vehicle	73,527	68,350	5,177	7.6	210,515	196,853	13,662	6.9
Used vehicle	50,481	45,643	4,838	10.6	150,059	137,995	12,064	8.7
	124,008	113,993	10,015	8.8	360,574	334,848	25,726	7.7
Revenue per vehicle retailed:
New vehicle	$33,237	$32,780	$457	1.4	$33,398	$32,669	$729	2.2
Used vehicle	$17,684	$17,779	$(95)	(0.5)	$17,877	$17,697	$180	1.0
Gross profit per vehicle retailed:
New vehicle	$2,012	$2,117	$(105)	(5.0)	$2,033	$2,155	$(122)	(5.7)
Used vehicle	$1,539	$1,588	$(49)	(3.1)	$1,597	$1,638	$(41)	(2.5)
Finance and insurance	$1,358	$1,290	$68	5.3	$1,355	$1,261	$94	7.5
Total variable operations(2)	$3,177	$3,195	$(18)	(0.6)	$3,206	$3,203	$3	0.1

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013 (%)	2012 (%)	2013 (%)	2012 (%)
Revenue mix percentages:
New vehicle	57.2	57.0	56.2	55.9
Used vehicle	23.4	23.8	23.9	24.4
Parts and service	14.8	15.2	15.1	15.7
Finance and insurance, net	3.9	3.7	3.9	3.7
Other	0.7	0.3	0.9	0.3
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	22.1	23.2	21.5	22.9
Used vehicle	11.6	11.7	12.2	12.5
Parts and service	39.9	40.4	40.5	40.8
Finance and insurance	25.1	23.6	24.5	22.8
Other	1.3	1.1	1.3	1.0
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.1	6.5	6.1	6.6
Used vehicle - retail	8.7	8.9	8.9	9.3
Parts and service	42.4	42.2	42.6	42.0
Total	15.7	15.8	15.9	16.1

New Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,561.6	$2,240.5	$321.1	14.3	$7,312.9	$6,430.9	$882.0	13.7
Gross profit	$155.4	$144.7	$10.7	7.4	$446.3	$424.2	$22.1	5.2
Retail vehicle unit sales	76,943	68,350	8,593	12.6	218,454	196,853	21,601	11.0
Revenue per vehicle retailed	$33,292	$32,780	$512	1.6	$33,476	$32,669	$807	2.5
Gross profit per vehicle retailed	$2,020	$2,117	$(97)	(4.6)	$2,043	$2,155	$(112)	(5.2)
Gross profit as a percentage of revenue	6.1%	6.5%			6.1%	6.6%
Days supply (industry standard of selling days, including fleet)	59 days	58 days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,443.8	$2,240.5	$203.3	9.1	$7,030.7	$6,430.9	$599.8	9.3
Gross profit	$147.9	$144.7	$3.2	2.2	$428.0	$424.2	$3.8	0.9
Retail vehicle unit sales	73,527	68,350	5,177	7.6	210,515	196,853	13,662	6.9
Revenue per vehicle retailed	$33,237	$32,780	$457	1.4	$33,398	$32,669	$729	2.2
Gross profit per vehicle retailed	$2,012	$2,117	$(105)	(5.0)	$2,033	$2,155	$(122)	(5.7)
Gross profit as a percentage of revenue	6.1%	6.5%			6.1%	6.6%

Third Quarter 2013 compared to Third Quarter 2012
Same store new vehicle revenue increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of an increase in same store unit volume. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store gross profit per new vehicle retailed decreased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to a decrease in gross profit per vehicle retailed for Import vehicles.

First Nine Months 2013 compared to First Nine Months 2012
Same store new vehicle revenue increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of an increase in same store unit volume. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store gross profit per new vehicle retailed decreased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to a decrease in gross profit per vehicle retailed for Import vehicles.

New Vehicle Inventories
Our new vehicle inventories were $2.0 billion or 59 days supply at September 30, 2013, as compared to new vehicle inventories of $1.9 billion or 55 days supply at December 31, 2012 and $1.7 billion or 58 days supply at September 30, 2012. We had 60,035 units in new vehicle inventory at September 30, 2013, 58,819 units at December 31, 2012, and 51,656 units at September 30, 2012.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2013	2012	Variance	2013	2012	Variance
Floorplan assistance	$24.7	$18.8	$5.9	$67.1	$54.5	$12.6
New vehicle floorplan interest expense	(12.1)	(10.9)	(1.2)	(37.4)	(31.6)	(5.8)
Net new vehicle inventory carrying benefit	$12.6	$7.9	$4.7	$29.7	$22.9	$6.8
Third Quarter 2013 compared to Third Quarter 2012
The net new vehicle inventory carrying benefit increased during the three months ended September 30, 2013, as compared to the same period in 2012 primarily due to an increase in floorplan assistance, partially offset by an increase in floorplan interest expense. Floorplan assistance increased primarily due to a change in a manufacturer floorplan assistance program and higher new vehicle sales. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year, partially offset by lower negotiated floorplan interest rates.

First Nine Months 2013 compared to First Nine Months 2012
The net new vehicle inventory carrying benefit increased during the nine months ended September 30, 2013, as compared to the same period in 2012 primarily due to an increase in floorplan assistance, partially offset by an increase in floorplan interest expense. Floorplan assistance increased primarily due to higher new vehicle sales and a change in a manufacturer floorplan assistance program. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year, partially offset by lower negotiated floorplan interest rates.

Used Vehicle

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$933.0	$811.5	$121.5	15.0	$2,786.2	$2,442.1	$344.1	14.1
Wholesale revenue	111.7	124.9	(13.2)	(10.6)	324.7	360.5	(35.8)	(9.9)
Total revenue	$1,044.7	$936.4	$108.3	11.6	$3,110.9	$2,802.6	$308.3	11.0
Retail gross profit	$80.4	$72.5	$7.9	10.9	$247.1	$226.1	$21.0	9.3
Wholesale gross profit	0.1	0.2	(0.1)		3.5	4.8	(1.3)
Total gross profit	$80.5	$72.7	$7.8	10.7	$250.6	$230.9	$19.7	8.5
Retail vehicle unit sales	52,659	45,643	7,016	15.4	155,280	137,995	17,285	12.5
Revenue per vehicle retailed	$17,718	$17,779	$(61)	(0.3)	$17,943	$17,697	$246	1.4
Gross profit per vehicle retailed	$1,527	$1,588	$(61)	(3.8)	$1,591	$1,638	$(47)	(2.9)
Gross profit as a percentage of revenue	8.6%	8.9%			8.9%	9.3%
Days supply (trailing calendar month days)	31 days	29 days

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$892.7	$811.5	$81.2	10.0	$2,682.6	$2,442.1	$240.5	9.8
Wholesale revenue	106.2	124.9	(18.7)	(15.0)	310.8	360.5	(49.7)	(13.8)
Total revenue	$998.9	$936.4	$62.5	6.7	$2,993.4	$2,802.6	$190.8	6.8
Retail gross profit	$77.7	$72.5	$5.2	7.2	$239.6	$226.1	$13.5	6.0
Wholesale gross profit	0.1	0.2	(0.1)		3.5	4.8	(1.3)
Total gross profit	$77.8	$72.7	$5.1	7.0	$243.1	$230.9	$12.2	5.3
Retail vehicle unit sales	50,481	45,643	4,838	10.6	150,059	137,995	12,064	8.7
Revenue per vehicle retailed	$17,684	$17,779	$(95)	(0.5)	$17,877	$17,697	$180	1.0
Gross profit per vehicle retailed	$1,539	$1,588	$(49)	(3.1)	$1,597	$1,638	$(41)	(2.5)
Gross profit as a percentage of revenue	8.7%	8.9%			8.9%	9.3%
Third Quarter 2013 compared to Third Quarter 2012
Same store retail used vehicle revenue increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in same store unit volume, which benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store gross profit per used vehicle retailed decreased during the three months ended September 30, 2013, as compared to the same period in 2012, due in part to compressed margins on certified pre-owned vehicles for premium luxury vehicles.

First Nine Months 2013 compared to First Nine Months 2012
Same store retail used vehicle revenue increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in same store unit volume, which benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store gross profit per used vehicle retailed decreased during the nine months ended September 30, 2013, as compared to the same period in 2012, due in part to compressed margins on certified pre-owned vehicles for premium luxury vehicles.
Used Vehicle Inventories
Used vehicle inventories were $350.4 million or 31 days supply at September 30, 2013, compared to $318.7 million or 35 days supply at December 31, 2012, and $287.6 million or 29 days supply at September 30, 2012.

Parts and Service

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$653.8	$596.8	$57.0	9.6	$1,946.3	$1,799.2	$147.1	8.2
Gross Profit	$277.1	$251.8	$25.3	10.0	$829.6	$755.4	$74.2	9.8
Gross profit as a percentage of revenue	42.4%	42.2%			42.6%	42.0%
Same Store:
Revenue	$630.6	$596.8	$33.8	5.7	$1,892.1	$1,799.2	$92.9	5.2
Gross Profit	$267.1	$251.8	$15.3	6.1	$805.7	$755.4	$50.3	6.7
Gross profit as a percentage of revenue	42.4%	42.2%			42.6%	42.0%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
Third Quarter 2013 compared to Third Quarter 2012
During the three months ended September 30, 2013, same store parts and service gross profit increased as compared to the same period in 2012, primarily due to increases in gross profit associated with warranty of $5.8 million, the preparation of vehicles for sale of $5.6 million, and customer-pay service of $2.6 million.
Warranty gross profit benefited from an increase in warranty service due to improved market conditions, the rise of manufacturer recalls in the automotive industry, and an increase in manufacturer-paid vehicle maintenance. See “Market Conditions.” Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Customer-pay service gross profit benefited from improved operational execution, improved margin performance, and better marketing of products and services in the service department.

First Nine Months 2013 compared to First Nine Months 2012
During the nine months ended September 30, 2013, same store parts and service gross profit increased as compared to the same period in 2012, primarily due to increases in gross profit associated with warranty of $19.8 million, the preparation of vehicles for sale of $14.1 million, and customer-pay service of $12.8 million.
Warranty gross profit benefited from an increase in warranty service due to improved market conditions, the rise of manufacturer recalls in the automotive industry, and an increase in manufacturer-paid vehicle maintenance. See “Market Conditions.” Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Customer-pay service gross profit benefited from improved operational execution, improved margin performance, and better marketing of products and services in the service department.

Finance and Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$174.9	$147.0	$27.9	19.0	$504.4	$422.3	$82.1	19.4
Gross profit per vehicle retailed	$1,350	$1,290	$60	4.7	$1,350	$1,261	$89	7.1
Same Store:
Revenue and gross profit	$168.4	$147.0	$21.4	14.6	$488.5	$422.3	$66.2	15.7
Gross profit per vehicle retailed	$1,358	$1,290	$68	5.3	$1,355	$1,261	$94	7.5

Third Quarter 2013 compared to Third Quarter 2012
Same store finance and insurance revenue and gross profit increased during the three months ended September 30, 2013, as compared to the same period in 2012, due to increases in new and used vehicle unit volume and same store finance and insurance revenue and gross profit per vehicle retailed.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in product penetration, an increase in commission on product contracts sold, more customers financing vehicles through our stores, and an increase in amounts financed per transaction.

First Nine Months 2013 compared to First Nine Months 2012
Same store finance and insurance revenue and gross profit increased during the nine months ended September 30, 2013, as compared to the same period in 2012, due to increases in same store finance and insurance revenue and gross profit per vehicle retailed and new and used vehicle unit volume.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from an increase in commission on product contracts sold, an increase in product penetration, more customers financing vehicles through our stores, an increase in amounts financed per transaction, and an increase in revenue and gross profit per transaction associated with arranging customer financing.

Segment Results
In the following table, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,491.2	$1,285.0	$206.2	16.0	$4,384.5	$3,809.2	$575.3	15.1
Import	1,695.5	1,523.3	172.2	11.3	4,828.5	4,365.7	462.8	10.6
Premium Luxury	1,247.4	1,086.4	161.0	14.8	3,662.7	3,202.0	460.7	14.4
Total segment revenue	4,434.1	3,894.7	539.4	13.8	12,875.7	11,376.9	1,498.8	13.2
Corporate and other	36.7	39.1	(2.4)	(6.1)	118.0	118.4	(0.4)	(0.3)
Total consolidated revenue	$4,470.8	$3,933.8	$537.0	13.7	$12,993.7	$11,495.3	$1,498.4	13.0
Segment income*:
Domestic	$64.2	$51.9	$12.3	23.7	$188.9	$155.2	$33.7	21.7
Import	72.7	69.0	3.7	5.4	216.6	198.1	18.5	9.3
Premium Luxury	74.2	62.9	11.3	18.0	218.7	190.0	28.7	15.1
Total segment income	211.1	183.8	27.3	14.9	624.2	543.3	80.9	14.9
Corporate and other	(36.6)	(31.5)	(5.1)		(125.9)	(99.6)	(26.3)
Floorplan interest expense	12.7	11.4	(1.3)		39.2	32.9	(6.3)
Operating income	$187.2	$163.7	$23.5	14.4	$537.5	$476.6	$60.9	12.8

* Segment income for each of our segments is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	25,107	21,579	3,528	16.3	72,842	64,085	8,757	13.7
Import	38,906	35,578	3,328	9.4	108,382	100,331	8,051	8.0
Premium Luxury	12,930	11,193	1,737	15.5	37,230	32,437	4,793	14.8
	76,943	68,350	8,593	12.6	218,454	196,853	21,601	11.0

Domestic
The Domestic segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,491.2	$1,285.0	$206.2	16.0	$4,384.5	$3,809.2	$575.3	15.1
Segment income	$64.2	$51.9	$12.3	23.7	$188.9	$155.2	$33.7	21.7
Retail new vehicle unit sales	25,107	21,579	3,528	16.3	72,842	64,085	8,757	13.7

Third Quarter 2013 compared to Third Quarter 2012
Domestic revenue increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisition we completed in the fourth quarter of 2012.
Domestic segment income increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new and used vehicle unit volume. Domestic segment income also benefited from increases in new and used vehicle gross profit and parts and service gross profit, and from the recent acquisition noted in the paragraph above. Increases in Domestic segment income were partially offset by an increase in variable expenses.

First Nine Months 2013 compared to First Nine Months 2012
Domestic revenue increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisition we completed in the fourth quarter of 2012.
Domestic segment income increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new and used vehicle unit volume. Domestic segment income also benefited from increases in new and used vehicle gross profit and parts and service gross profit, and from the recent acquisition noted in the paragraph above. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,695.5	$1,523.3	$172.2	11.3	$4,828.5	$4,365.7	$462.8	10.6
Segment income	$72.7	$69.0	$3.7	5.4	$216.6	$198.1	$18.5	9.3
Retail new vehicle unit sales	38,906	35,578	3,328	9.4	108,382	100,331	8,051	8.0

Third Quarter 2013 compared to Third Quarter 2012
Import revenue increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2012 and second quarter of 2013.
Import segment income increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to increases in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new and used vehicle unit volume, and parts and service gross profit, which also benefited from higher new and used vehicle unit volume. Import segment income also benefited from the recent acquisitions noted in the paragraph above. The increase in Import segment income was partially offset by an increase in variable expenses.

First Nine Months 2013 compared to First Nine Months 2012
Import revenue increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2012 and second quarter of 2013.
Import segment income increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to increases in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new and used vehicle unit volume, and parts and service gross profit, which also benefited from higher new and used vehicle unit volume. Import segment income also benefited from the recent acquisitions noted in the paragraph above. The increase in Import segment income was partially offset by an increase in variable expenses.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,247.4	$1,086.4	$161.0	14.8	$3,662.7	$3,202.0	$460.7	14.4
Segment income	$74.2	$62.9	$11.3	18.0	$218.7	$190.0	$28.7	15.1
Retail new vehicle unit sales	12,930	11,193	1,737	15.5	37,230	32,437	4,793	14.8

Third Quarter 2013 compared to Third Quarter 2012
Premium Luxury revenue increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2012.
Premium Luxury segment income increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to increases in parts and service gross profit and new vehicle gross profit, which benefited from higher vehicle unit volume, and finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Premium Luxury segment income also benefited from the recent acquisitions noted in the paragraph above. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

First Nine Months 2013 compared to First Nine Months 2012
Premium Luxury revenue increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2012.
Premium Luxury segment income increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to increases in parts and service gross profit and new vehicle gross profit, which benefited from higher vehicle unit volume, and finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Premium Luxury segment income also benefited from the recent acquisitions noted in the paragraph above. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2013	2012	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$320.4	$290.3	$(30.1)	(10.4)	$956.9	$869.2	$(87.7)	(10.1)
Advertising	41.9	33.3	(8.6)	(25.8)	129.7	99.7	(30.0)	(30.1)
Store and corporate overhead	122.8	112.2	(10.6)	(9.4)	365.9	338.4	(27.5)	(8.1)
Total	$485.1	$435.8	$(49.3)	(11.3)	$1,452.5	$1,307.3	$(145.2)	(11.1)

SG&A as a % of total gross profit:
Compensation	46.0	46.6	60	bps	46.5	46.9	40	bps
Advertising	6.0	5.3	(70)	bps	6.3	5.4	(90)	bps
Store and corporate overhead	17.6	18.1	50	bps	17.8	18.2	40	bps
Total	69.6	70.0	40	bps	70.6	70.5	(10)	bps
Third Quarter 2013 compared to Third Quarter 2012
SG&A expenses increased during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to a performance-driven increase in compensation expense, and increases in gross advertising expenditures and store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 69.6% during the three months ended September 30, 2013, from 70.0% in the same period in 2012, resulting from our continued effective management of our cost structure and improved gross profit.

First Nine Months 2013 compared to First Nine Months 2012
SG&A expenses increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to a performance-driven increase in compensation expense, and increases in gross advertising expenditures and store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses increased to 70.6% during the nine months ended September 30, 2013, from 70.5% in the same period in 2012, due to an increase in expenses resulting from our re-branding initiative noted below.

Re-branding Initiative
On January 31, 2013, we announced that we would be marketing our Domestic and Import stores under the AutoNation retail brand. The rebranding of these stores, which previously operated under various local market retail brands, commenced in the first quarter of 2013 and was completed in the second quarter of 2013. As part of the rebranding initiative, we incurred non-recurring SG&A expenses, primarily related to advertising, of approximately $18 million during the nine months ended September 30, 2013.
Non-Operating Income (Expense)
Floorplan Interest Expense
Third Quarter 2013 compared to Third Quarter 2012
Floorplan interest expense was $12.7 million for the three months ended September 30, 2013, as compared to $11.4 million for the same period in 2012. The increase in floorplan interest expense of $1.3 million during the three months ended September 30, 2013, is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.

First Nine Months 2013 compared to First Nine Months 2012
Floorplan interest expense was $39.2 million for the nine months ended September 30, 2013, as compared to $32.9 million for the same period in 2012. The increase in floorplan interest expense of $6.3 million during the nine months ended September 30, 2013, is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our outstanding senior unsecured notes, mortgage facility, revolving credit facility, and term loan facility.
Third Quarter 2013 compared to Third Quarter 2012
Other interest expense was $22.3 million for the three months ended September 30, 2013, compared to $22.2 million for the same period in 2012.

First Nine Months 2013 compared to First Nine Months 2012
Other interest expense was $66.6 million for the nine months ended September 30, 2013, compared to $65.2 million for the same period in 2012.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Third Quarter 2013 compared to Third Quarter 2012
Our effective income tax rate was 38.8% for the three months ended September 30, 2013, and 38.2% for the three months ended September 30, 2012.

First Nine Months 2013 compared to First Nine Months 2012
Our effective income tax rate was 38.7% for the nine months ended September 30, 2013, and 38.6% for the nine months ended September 30, 2012.
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
Third Quarter 2013 compared to Third Quarter 2012
We had a loss from discontinued operations, net of income taxes, totaling $0.2 million during the three months ended September 30, 2013, and $0.3 million during the three months ended September 30, 2012. Results from discontinued operations, net of income taxes, were primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed and other adjustments related to disposed operations.

First Nine Months 2013 compared to First Nine Months 2012
We had a loss from discontinued operations, net of income taxes, totaling $0.6 million during the nine months ended September 30, 2013, and $1.2 million during the nine months ended September 30, 2012. Results from discontinued operations, net of income taxes, were primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed and other adjustments related to disposed operations, partially offset by a gain on disposal of a store during the second quarter of 2013.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	September 30, 2013	December 31, 2012
Cash and Cash Equivalents	$68.3	$69.7
Revolving Credit Facility (1)	$824.0	$603.5
Secured Used Vehicle Floorplan Facilities (2)	$47.6	$92.9

(1)
Based on aggregate borrowings outstanding of $320.0 million and outstanding letters of credit of $56.0 million at September 30, 2013, and aggregate borrowings outstanding of $540.0 million and outstanding letters of credit of $56.5 million at December 31, 2012. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At September 30, 2013, surety bonds, letters of credit, and cash deposits totaled $91.1 million, including $56.0 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
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
Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2013	2012	2013	2012
Shares repurchased	—	—	0.1	15.4
Aggregate purchase price	$—	$—	$4.9	$531.6
Average purchase price per share	$—	$—	$40.81	$34.54

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
As of September 30, 2013, $314.3 million remained available under our stock repurchase authorization limit.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Purchases of property and equipment, including operating lease buy-outs (1)	$85.3	$45.8	$139.9	$122.8

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $145 million in 2013, primarily related to our store facilities.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Cash received from (used in) business acquisitions, net	$(0.4)	$—	$(72.9)	$—
Cash received from (used in) business divestitures, net	$—	$—	$10.1	$—
We purchased three stores and related assets during the nine months ended September 30, 2013. The acquisitions were Don Davis Toyota in the Dallas, Texas market, which was completed on May 1, 2013, and SanTan Honda Superstore and Hyundai of Tempe in the Phoenix, Arizona market, which were completed on May 22, 2013. We did not purchase any stores during the three and nine months ended September 30, 2012.
We have entered into agreements to acquire O’Hare Honda and O’Hare Hyundai in the Chicago, Illinois market. The acquisitions are subject to manufacturer approval and other customary closing conditions and are expected to be completed in the fourth quarter of 2013.

Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of September 30, 2013, and December 31, 2012.

(In millions)	September 30, 2013	December 31, 2012
6.75% Senior Notes due 2018	$396.1	$395.6
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	320.0	540.0
Mortgage facility (1)	196.9	203.3
Capital leases and other debt	93.3	107.2
	1,856.3	2,096.1
Less: current maturities	(29.8)	(29.8)
Long-term debt, net of current maturities	$1,826.5	$2,066.3

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At September 30, 2013, we had outstanding $396.1 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At September 30, 2013, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016. As of September 30, 2013, we had borrowings outstanding of $320.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $56.0 million at September 30, 2013, leaving an additional borrowing capacity under the revolving credit facility of $824.0 million at September 30, 2013.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $1.8 billion at September 30, 2013, and $1.8 billion at December 31, 2012. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.

Vehicle floorplan payable-non-trade totaled $763.0 million at September 30, 2013, and $773.9 million at December 31, 2012, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At September 30, 2013, the aggregate capacity under our used vehicle floorplan facilities was $275.0 million. As of that date, $174.1 million had been borrowed under those facilities, and the remaining borrowing capacity of $100.9 million was limited to $47.6 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At September 30, 2013, we had $196.9 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. At September 30, 2013, we had capital lease and other debt obligations of $93.3 million, which are due at various dates through 2033.
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

As of September 30, 2013, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at September 30, 2013, our leverage ratio and capitalization ratio were as follows:

	September 30, 2013
	Requirement	Actual
Leverage ratio	< 3.75x	2.37x
Capitalization ratio	< 65.0%	55.9%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(In millions)	2013	2012
Net cash provided by operating activities	$468.3	$311.7
Net cash used in investing activities	$(211.8)	$(113.8)
Net cash used in financing activities	$(257.9)	$(185.9)

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
Net cash provided by operating activities increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to a decrease in working capital requirements and an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in cash used in acquisitions.
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we project that 2013 capital expenditures, including accrued construction in progress, will be approximately $145 million.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and stock option exercises.
During the nine months ended September 30, 2013, we repurchased 0.1 million shares of common stock for an aggregate purchase price of $4.9 million (average purchase price per share of $40.81). In addition, during the nine months ended September 30, 2013, 42,822 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

During the nine months ended September 30, 2012, we repurchased 15.4 million shares of common stock for an aggregate purchase price of $531.6 million (average purchase price per share of $34.54), including repurchases for which settlement occurred subsequent to September 30, 2012. During the nine months ended September 30, 2012, 45,144 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the nine months ended September 30, 2013, we borrowed $620.0 million and repaid $840.0 million under our revolving credit facility, for net repayments of $220.0 million. During the nine months ended September 30, 2012, we borrowed $820.0 million and repaid $920.0 million under our revolving credit facility, for net repayments of $100.0 million.
During the nine months ended September 30, 2013, we made payments of capital lease and other debt obligations of $23.3 million. During the nine months ended September 30, 2012, we made payments of capital lease and other debt obligations of $4.5 million.
Cash flows from financing activities include changes in vehicle floorplan payable - non-trade totaling net payments of $12.2 million for the nine months ended September 30, 2013, and net proceeds of $104.9 million for the nine months ended September 30, 2012.
Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, including without limitation statements regarding our expectations for the future performance of our franchises and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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
We had $2.6 billion of variable rate vehicle floorplan payable at September 30, 2013, and $2.5 billion at December 31, 2012. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $26.0 million at September 30, 2013, and $25.4 million at December 31, 2012, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $0.8 billion of other variable rate debt outstanding at September 30, 2013, and $1.0 billion at December 31, 2012. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $8.2 million at September 30, 2013, and $10.4 million at December 31, 2012.

Our fixed rate debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of September 30, 2013, and totaled $1.1 billion and had a fair value of $1.1 billion as of December 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
July 1, 2013 - July 31, 2013	516	$45.69	—	$314.3
August 1, 2013 - August 31, 2013	—	$—	—	$314.3
September 1, 2013 - September 30, 2013	—	$—	—	$314.3
Total	516		—

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of September 30, 2013, $314.3 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the third quarter of 2013, all of the shares reflected in the table above were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Employment Agreement, dated as of July 25, 2013, by and between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 26, 2013).

10.2
Employment Agreement, dated as of July 25, 2013, by and between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 26, 2013).

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

AUTONATION, INC.

Date:	October 24, 2013	By:	/s/ Michael J. Stephan
Michael J. Stephan Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)