Form 10-K
period 2013-12-31
AUTONATION, INC.
filed 2014-02-13
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of June 30, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2.7 billion based on the closing price of the common stock on the New York Stock Exchange on such date (for the purpose of this calculation only, the registrant assumed that each of its directors, executive officers, and greater than 10% stockholders was an affiliate of the registrant as of June 30, 2013).
As of February 12, 2014, the registrant had 119,068,488 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013 are incorporated herein by reference in Part III.

AUTONATION, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.  BUSINESS
General
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2013, we owned and operated 269 new vehicle franchises from 228 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe are some of the most recognizable and well-known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2013, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. The following charts present the contribution to total revenue and gross profit by each of new vehicle sales, used vehicle sales, parts and service, and finance and insurance in 2013.

We were incorporated in Delaware in 1991. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our store operations are conducted by our subsidiaries.
Operating Segments
As of December 31, 2013, we had three operating segments: Domestic, Import, and Premium Luxury. These segments are comprised of retail automotive franchises that sell the following new vehicle brands:

Domestic		Import		Premium Luxury
Buick	Ford	Acura	Nissan	Audi	Maserati
Cadillac	GMC	Fiat	Scion	Bentley	Mercedes-Benz
Chevrolet	Jeep	Honda	Subaru	BMW	Mini
Chrysler	Lincoln	Hyundai	Toyota	Land Rover	Porsche
Dodge	Ram	Infiniti	Volkswagen	Lexus	smart
		Mazda	Volvo
Mitsubishi

The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products. For the year ended December 31, 2013, Domestic revenue represented 33% of total revenue, Import revenue represented 36% of total revenue, and Premium Luxury revenue represented 29% of total revenue. For additional financial information regarding our three operating segments, please refer to Note 20 of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.
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
Business Strategy
We seek to create long-term value for our stockholders by being the best-run, most profitable automotive retailer in the United States. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets. To achieve and sustain operational excellence, we are pursuing the following strategies:

•
Create an industry-leading automotive retail consumer experience, both in our stores and online. We seek to deliver a consistently superior customer experience by offering a large selection of inventory, customer-friendly, transparent sales and service processes, and competitive pricing. We believe that this will benefit us by encouraging our customers to bring their vehicles to our stores for all of their vehicle service, maintenance, and collision repair needs and also by driving repeat and referral vehicle sales business. We emphasize the importance of customer satisfaction to our key store personnel by basing a portion of their compensation on the quality of customer service they provide. We also leverage the Internet and social media to market our stores, new and used vehicle inventory, and parts and service business. Our websites and mobile applications are designed to facilitate consumer research, as more consumers are researching vehicle and service information online.

•
Leverage our significant scale and cost structure to improve our operating efficiency. We manage our new and used vehicle inventories to optimize our stores’ supply and mix of vehicle inventory in line with seasonal sales trends. We are also focused on maintaining appropriate inventory levels in order to minimize carrying costs. In order to improve financial controls and lower servicing costs, we maintain key store-level accounting and administrative activities in our Shared Services Center located in Irving, Texas. Further, we seek to increase employee productivity through our compensation and employee training programs, as well as disciplined management of staffing levels. Finally, we leverage our scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.

•
Continue to build a powerful AutoNation retail brand that represents a consistently superior customer experience. We transitioned our Domestic and Import stores to a unified AutoNation retail brand during the first half of 2013. We believe that a unified AutoNation retail brand for our Domestic and Import stores will enhance our strong customer satisfaction and expand our market share. We also believe that we will drive more traffic to our online channels through the AutoNation retail brand, which will allow us to market to more customers directly, rather than through third-party websites. Our Premium Luxury stores continue to operate under their existing retail brands.

Our business benefits from a well-diversified portfolio of automotive retail franchises. In 2013, approximately 38% of our segment income was generated by Premium Luxury franchises, approximately 33% by Import franchises, and approximately 29% by Domestic franchises. We continue to look for acquisition and new store opportunities that meet our goal of offering all of our core vehicle brands within our existing markets as well as our return on investment threshold.
We believe that our business also benefits from diverse revenue streams generated by our new and used vehicle sales, parts and service business, and finance and insurance sales. Our higher-margin parts and service business has historically been less sensitive to macroeconomic conditions as compared to new and used vehicle sales.
Our capital allocation strategy is focused on maximizing stockholder returns. The first priority of our capital allocation strategy is to maintain a strong balance sheet. Second, we invest capital in our business to maintain and upgrade our existing facilities and to build new facilities for existing franchises, as well as for other strategic and technology initiatives. Third, we deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions and/or build facilities for newly awarded franchises. From January 1, 2011 through December 31, 2013, we repurchased over 34 million shares of common stock for an aggregate purchase price of $1.2 billion. Also during this timeframe, we purchased 13 franchises and were awarded 6 new franchises from manufacturers (3 of which have commenced operations, and 3 of which we expect will commence operations in 2014 or 2015). Our capital allocation decisions are based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements. For additional information regarding our capital allocation, please refer to “Liquidity and Capital Resources – Capital Allocation” in Part II, Item 7 of this Form 10‑K.
Operations
Each of our stores acquires new vehicles for retail sale either directly from the applicable automotive manufacturer or distributor or through dealer trades with other stores of the same franchise. We generally acquire used vehicles from customer trade-ins, as well as auctions, lease terminations, and other sources, and we generally recondition used vehicles acquired for retail sale in our parts and service departments. Used vehicles that we do not sell at our stores generally are sold at wholesale prices through auctions. See also “Inventory Management” in Part II, Item 7 of this Form 10-K.
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

As of December 31, 2013, we operated stores in the following states:

State	Number of Stores	Number of Franchises	% of Total Revenue (1)
Florida	58	67	26
Texas	40	49	23
California	39	44	18
Colorado	17	23	7
Arizona	15	17	6
Nevada	10	11	4
Georgia	10	11	3
Washington	12	18	3
Illinois	7	7	3
Tennessee	7	8	2
Ohio	4	4	1
Minnesota	1	1	1
Virginia	2	2	1
Maryland	4	5	1
Alabama	2	2	1
Total	228	269	100

(1)	Revenue by state includes non-store activities, such as collision centers, a customer lead distribution business, and an auction operation.
The following table sets forth information regarding new vehicle revenues and retail new vehicle unit sales for the year ended, and the number of franchises owned as of, December 31, 2013:

	New Vehicle Revenues (in millions)	Retail New Vehicle Unit Sales	% of Total Retail New Vehicle Units Sold	Franchises Owned
Domestic:
Ford, Lincoln	$1,737.2	51,160	17.5	39
Chevrolet, Buick, Cadillac, GMC	987.6	29,789	10.2	44
Chrysler, Jeep, Dodge	526.5	15,280	5.2	26
Domestic Total	3,251.3	96,229	32.9	109
Import:
Honda	858.0	34,065	11.6	22
Toyota	1,527.7	57,297	19.6	20
Nissan	805.3	30,628	10.5	23
Other imports	606.9	21,335	7.2	38
Import Total	3,797.9	143,325	48.9	103
Premium Luxury:
Mercedes-Benz	1,302.3	22,787	7.8	24
BMW	764.5	14,405	4.9	11
Lexus	304.9	6,808	2.3	3
Audi	188.6	3,559	1.2	6
Other premium luxury	340.1	5,809	2.0	13
Premium Luxury Total	2,900.4	53,368	18.2	57
	$9,949.6	292,922	100.0	269

Agreements with Vehicle Manufacturers
Framework Agreements
We have entered into framework agreements with most major vehicle manufacturers and distributors. These agreements, which are in addition to the franchise agreements described below, contain provisions relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive stores franchised by such manufacturers. These agreements contain certain requirements pertaining to our operating performance (with respect to matters such as sales volume, sales effectiveness, and customer satisfaction), which, if we do not satisfy, adversely impact our ability to make further acquisitions of such manufacturers’ stores or could result in us being compelled to take certain actions, such as divesting a significantly underperforming store, subject to applicable state franchise laws. Additionally, these agreements set limits (nationally, regionally, and in local markets) on the number of stores that we may acquire of the particular manufacturer and contain certain restrictions on our ability to name and brand our stores. Some of these framework agreements give the manufacturer or distributor the right to acquire at fair market value, or the right to compel us to sell, the automotive stores franchised by that manufacturer or distributor under specified circumstances in the event of a change in control of our company (generally including certain material changes in the composition of our Board of Directors during a specified time period, the acquisition of 20% or more of the voting stock of our Company by another vehicle manufacturer or distributor, or the acquisition of 50% or more of our voting stock by a person, entity, or group not affiliated with a vehicle manufacturer or distributor) or other extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets. In addition, we have granted certain manufacturers the right to acquire, at fair market value, our automotive dealerships franchised by such manufacturers in specified circumstances in the event of our default under certain of our debt agreements. We have entered into agreements with certain manufacturers that eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates (together, “ESL”) acquires 50% or more of our common stock. Based on filings made with the SEC through February 12, 2014, ESL beneficially owns approximately 26% of the outstanding shares of our common stock.
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

Regulations
We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, finance and insurance, advertising, and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination, and other employment practices laws. Furthermore, we expect that new laws and regulations, particularly at the federal level, may be enacted that could also affect our business. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. The Dodd-Frank Act also provided the Federal Trade Commission (the “FTC”) with new and expanded authority regarding automotive dealers, and the FTC has recently announced an enforcement initiative relating to the advertising practices of automotive dealers. See the risk factor “Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer” in Part I, Item 1A of this Form 10-K.
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

We have a proactive strategy related to environmental, health, and safety laws and regulations, which includes contracting with third-party vendors to inspect our facilities routinely in an effort to ensure compliance. We incur significant costs to comply with applicable environmental, health, and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows, or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, health, and safety regulatory framework. We do not have any material known environmental commitments or contingencies.
Competition
We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retail business are location, service, price, selection, and online offerings. Each of our markets includes a large number of well-capitalized competitors that have extensive automotive retail managerial experience and strong retail locations and facilities. According to CNW Marketing Research, Inc., the total number of U.S. franchised automotive dealerships was approximately 15,900 at the end of each of 2013 and 2012, and the total number of U.S. independent used vehicle dealers was approximately 37,000 and 37,900 at the end of 2013 and 2012, respectively. We face competition from (i) several public companies that operate numerous automotive retail stores on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sell only used vehicles, (ii) private companies that operate automotive retail stores in our markets, and (iii) online marketplaces. We compete with dealers that sell the same vehicle brands that we sell, as well as those that sell other vehicle brands that we do not represent in a particular market. Our new vehicle store competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we have. We also compete with other dealers for qualified employees, particularly for general managers and sales and service personnel.
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
Employees
As of December 31, 2013, we employed approximately 22,000 full-time and part-time employees, approximately 200 of whom were covered by collective bargaining agreements. We believe that we have good relations with our employees.
Seasonality
In a stable environment, our operations generally experience higher volumes of vehicle unit sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for vehicles and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. However, we typically experience higher sales of Premium Luxury vehicles, which have higher average selling prices and gross profit per vehicle retailed, in the fourth quarter. Revenue and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, and actual or threatened severe weather events.
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

Executive Officers of AutoNation
The following sets forth certain information regarding our executive officers as of February 12, 2014. Amounts reported under “Number of Shares of Common Stock Beneficially Owned” include shares subject to stock options that become exercisable within 60 days of February 12, 2014.

Name	Age	Position	Years with AutoNation	Years in Automotive Industry	Number of Shares of Common Stock Beneficially Owned
Mike Jackson	65	Chairman of the Board and Chief Executive Officer	14	43	939,928
Michael E. Maroone	60	Director, President and Chief Operating Officer	17	39	2,862,542
Jonathan P. Ferrando	48	Executive Vice President - General Counsel, Corporate Development and Human Resources	17	17	498,933
Cheryl Scully	41	Interim Chief Financial Officer	6	15	11,010
Alan J. McLaren	47	Senior Vice President, Customer Care	2	30	11,144

Mike Jackson has served as our Chairman of the Board since January 2003, and as our Chief Executive Officer and Director since September 1999. From October 1998 until September 1999, Mr. Jackson served as Chief Executive Officer of Mercedes-Benz USA, LLC, a North American operating unit of DaimlerChrysler AG, a multinational automotive manufacturing company. From April 1997 until September 1999, Mr. Jackson also served as President of Mercedes-Benz USA. From July 1990 until March 1997, Mr. Jackson served in various capacities at Mercedes-Benz USA, including as Executive Vice President immediately prior to his appointment as President of Mercedes-Benz USA. Mr. Jackson was also the managing partner from March 1979 to July 1990 of Euro Motorcars of Bethesda, Maryland, a regional group that owned and operated eleven automotive dealership franchises, including Mercedes-Benz and other brands of automobiles. In January 2014, Mr. Jackson was appointed to the Board of Directors of the Federal Reserve Bank of Atlanta, after previously serving on the Board of Directors of the Federal Reserve Bank of Atlanta’s Miami Branch.
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
Jonathan P. Ferrando has served as our Executive Vice President - General Counsel, Corporate Development and Human Resources since March 2011. Prior thereto, he served as the Company’s Executive Vice President, General Counsel and Secretary from March 2005 until March 2011, and as the Company’s Senior Vice President, General Counsel and Secretary from January 2000 until March 2005. In addition to his role as General Counsel, Mr. Ferrando assumed responsibility for our human resources and labor relations functions in September 2004, and he assumed responsibility for our corporate development function in March 2011. Mr. Ferrando joined our Company in July 1996 and served in various capacities within our Company, including as Senior Vice President and General Counsel of our Automotive Retail Group from March 1998 until January 2000. Prior to joining our company, Mr. Ferrando was a corporate attorney with Skadden, Arps, Slate, Meagher & Flom from 1991 until 1996.
Cheryl Scully has served as our Interim Chief Financial Officer since January 2014. Since 2009, Ms. Scully has also served as Vice President, Treasurer responsible for overseeing the Company’s capital markets, risk management, and cash management functions. In 2010, Ms. Scully also assumed responsibility for Investor Relations. She previously worked for AutoNation (then Republic Industries) in the late 1990s. From November 2006 until April 2009, she served as Vice President, Treasurer of JM Family Enterprises, Inc., a diversified automotive company.

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
Available Information
Our website is located at www.autonation.com, and our Investor Relations website is located at investors.autonation.com. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

ITEM 1A.  RISK FACTORS
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our expectations for the future performance of our franchises and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans, or goals, are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties, and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.
We believe that many factors affect sales of new vehicles and automotive retailers’ gross profit margins in the United States and in our particular geographic markets, including the economy, fuel prices, credit availability, interest rates, consumer confidence, the level of personal discretionary spending, unemployment rates, the state of housing markets, vehicle production levels and capacity, auto emission and fuel economy standards, the rate of inflation, currency exchange rates, manufacturer incentives (and consumers’ reaction to such offers), intense industry competition, the prospects of war, other international conflicts or terrorist attacks, severe weather events, product quality, affordability and innovation, the number of consumers whose vehicle leases are expiring, and the length of consumer loans on existing vehicles. Changes in interest rates can significantly impact industry new vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. Sales of certain new vehicles, particularly larger trucks and sport utility vehicles that historically have provided us with higher gross margins, are sensitive to fuel prices and the level of construction activity. In addition, volatility in fuel prices can cause rapid shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition.
The most recent decline in economic conditions adversely impacted demand for and our sales of new and used vehicles, and similar impacts can be expected should such conditions recur. Concerns over sovereign debt levels in the United States and/or the failure by Congress and the President of the United States to address federal deficits and rising debt levels or to raise the debt ceiling could adversely impact economic conditions, including credit availability and consumer confidence.

Approximately 15.6 million, 14.5 million, and 12.7 million new vehicles were sold in the United States in 2013, 2012, and 2011, respectively. While we expect that the annual rate of U.S. new vehicle unit sales will improve in 2014 as compared to 2013, there can be no assurance that it will. We expect that in 2014 the rate of growth for the industry selling rate will be lower as compared to recent years, and if new vehicle production exceeds the new vehicle industry selling rate, our new vehicle margins could be adversely impacted by excess supply and any resulting changes in consumer incentive, marketing, and other programs of vehicle manufacturers. See the risk factor “Our new vehicle sales are impacted by the consumer incentive, marketing, and other programs of vehicle manufacturers” below. Further, our performance may differ from the performance of the automotive retail industry due to particular economic conditions and other factors in the geographic markets in which we operate. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
If we are not able to maintain and enhance our retail brands and reputation, or if events occur that damage our retail brands and reputation, our business and financial results may be harmed.
We believe that we have built an excellent reputation as an automotive retailer in the United States. On January 31, 2013, we announced that we would be marketing our Domestic and Import stores under the AutoNation retail brand. The re-branding of these stores, which previously operated under various local market retail brands, was completed in the second quarter of 2013. Our Premium Luxury stores will continue to operate under their existing retail brands. We believe that our continued success will depend on our ability to maintain and enhance the value of our retail brands across all of our sales channels. An isolated business incident at a single store could adversely affect our retail brands and reputation, particularly if such incident results in adverse publicity, governmental investigations, or litigation. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media platforms about AutoNation or any of our stores could materially damage our retail brands and reputation. All of our stores could be adversely affected if we fail to preserve the value of our retail brands or to maintain our reputation.
We have invested and will continue to invest substantial resources in marketing activities in order to extend and enhance the AutoNation retail brand. There can be no assurances that our marketing strategies will be successful or that the amount we invest in marketing activities will result in improved sales. If our marketing initiatives are not successful, we will have incurred significant expenses without the benefit of higher revenues.
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

As of December 31, 2013, we had $1.8 billion of total non-vehicle debt (including amounts outstanding under our mortgage facility and capital leases) and $3.0 billion of vehicle floorplan financing. Our substantial indebtedness could have important consequences. For example:

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
The core brands of vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2013, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen. We are subject to a concentration of risk in the event of financial distress, including bankruptcy, of one or more of these manufacturers.
Our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. For example, (i) a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) consumer demand for such manufacturer’s products could be materially adversely affected, (iii) a lender in bankruptcy could attempt to terminate our floorplan financing and demand repayment of any amounts outstanding, (iv) we may be unable to arrange financing for our customers for their vehicle purchases and leases through such lender, in which case we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all, (v) we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy, and (vi) such manufacturer may be relieved of its indemnification obligations with respect to product liability claims. Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations, financial condition, and our ability to remain in compliance with the financial ratios contained in our debt agreements.
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
Our new vehicle sales are impacted by the consumer incentive, marketing, and other programs of vehicle manufacturers.
Most vehicle manufacturers from time to time establish various incentive and marketing programs designed to spur consumer demand for their vehicles. These programs impact our operations, particularly our sales of new vehicles. Since these programs are often not announced in advance, they can be difficult to plan for when ordering inventory. In addition, these programs, in particular those involving volume-based incentives, can be difficult to manage and can materially impact vehicle pricing. Furthermore, manufacturers may modify and discontinue these incentive and marketing programs from time to time, which could have a material adverse effect on our results of operations and cash flows.
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
We are involved and will continue to be involved in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, wage and hour and other employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, cash flow, and prospects.
Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.
The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance, advertising, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, health and safety, and employment practices. With respect to motor vehicle sales, retail installment sales, leasing, finance and insurance, and advertising, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations or the unfavorable resolution of one or more lawsuits or governmental investigations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. The Dodd-Frank Act also provided the Federal Trade Commission (the “FTC”) with new and expanded authority regarding automotive dealers, and the FTC has recently announced an enforcement initiative relating to the advertising practices of automotive dealers.
In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (“ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism. In response, certain financial institutions are conducting monitoring programs relating to dealer markups and may take further steps. In December 2013, the CFPB and the United States Department of Justice (the “DOJ”), based on a proxy methodology that combines geography-based and name-based probabilities, alleged that certain presumed-minority borrowers who had obtained automobile financing from a national lender were charged higher dealer markups as a result of such lender’s policy and practice of allowing dealer markup. In connection with the investigation, the lender consented to the issuance of a consent order and agreed to pay damages, to implement a compliance plan, and to pay a monetary penalty. Additional investigations and actions by the CFPB and the DOJ against automotive lenders are likely to occur in the future. Continued pressure from the CFPB, DOJ, and other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations.

Additionally, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, is expected to increase our annual employee health care costs that we fund, with the most significant increases commencing in 2015, and significantly increase our cost of compliance and compliance risk related to offering health care benefits.
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
Our largest stockholders, as a result of their ownership stakes in us, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders or Board of Directors. In addition, future share repurchases and fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
Based on filings made with the SEC through February 12, 2014, ESL Investments, Inc. together with certain of its investment affiliates (collectively, “ESL”) beneficially owns approximately 26% of the outstanding shares of our common stock. In addition, G. Mike Mikan, the President of ESL Investments, Inc., is one of our directors. As a result, ESL may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control.
Based on filings made with the SEC through February 12, 2014, Cascade Investment, L.L.C. (“Cascade”), which is solely owned by William H. Gates III, beneficially owns approximately 14% of the outstanding shares of our common stock, and the Bill & Melinda Gates Foundation Trust (the “Trust”), of which William H. Gates III is a co-trustee, beneficially owns approximately 2% of the outstanding shares of our common stock. As a result, Cascade and the Trust may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. In addition, Michael Larson, the chief investment officer for William H. Gates III and Business Manager for Cascade, is one of our directors. Cascade and the Trust, therefore, may also have the ability to exert substantial influence over actions to be taken or approved by our Board.
In the future, our largest stockholders may acquire or dispose of shares of our common stock and thereby increase or decrease their ownership stake in us. Based on public filings made with the SEC, since January 1, 2013, ESL disposed of approximately 22.7 million shares of our common stock. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.
In the aggregate, based on filings made with the SEC through February 12, 2014, ESL, Cascade, the Trust, our executive officers, and our directors beneficially own approximately 44% of our outstanding shares. Future share repurchases by the Company, together with any future share purchases by our affiliates, will reduce our “public float” (shares owned by non-affiliate stockholders and available for trading). Such reduction in our public float could decrease the volume of trading and liquidity of our common stock, could lead to increased volatility in the market price of our common stock, or could adversely impact the market price of our common stock.
A failure of our information systems or any security breach or unauthorized disclosure of confidential information could have a material adverse effect on our business.

Our business is dependent upon the efficient operation of our information systems. In particular, we rely on our information systems to effectively manage our pricing strategy and tools, sales, inventory, and service efforts, the preparation of our consolidated financial and operating data, consumer financing, and customer information. The failure of our information systems to perform as designed or the failure to maintain and enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. Additionally, we collect, process, and retain sensitive and confidential customer information in the normal course of our business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. For example, several well-known retailers have recently disclosed high-profile security breaches, involving sophisticated and highly targeted attacks on their company’s infrastructure or their customers’ data, which were not recognized or detected until after such retailers had been affected notwithstanding the preventative measures such retailers had in place. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
We lease our current corporate headquarters facility in Fort Lauderdale, Florida, pursuant to a lease expiring on December 31, 2020. As of February 2014, we also own or lease numerous facilities relating to our operations under each of our operating segments. These facilities are located in the following 15 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Minnesota, Nevada, Ohio, Tennessee, Texas, Virginia, and Washington. These facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair centers, supply facilities, automobile storage lots, parking lots, and offices. We believe that our facilities are sufficient for our current needs and are in good condition in all material respects.

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

	High	Low
2013
Fourth Quarter	$53.01	$46.62
Third Quarter	$54.49	$43.56
Second Quarter	$47.91	$40.30
First Quarter	$48.92	$38.93
2012
Fourth Quarter	$48.56	$38.28
Third Quarter	$43.79	$35.44
Second Quarter	$37.77	$31.57
First Quarter	$38.27	$31.91

As of February 12, 2014, there were approximately 1,920 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2013 – October 31, 2013	—	$—	—	$314.3
November 1, 2013 – November 30, 2013	842,217	$48.03	840,301	$273.9
December 1, 2013 – December 31, 2013	168,200	$48.82	168,200	$265.7
Total for three months ended December 31, 2013	1,010,417		1,008,501
Total for twelve months ended December 31, 2013	1,173,839		1,129,101

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of December 31, 2013, $265.7 million remained available under our stock repurchase authorization limit. Our stock repurchase program does not have an expiration date. In 2013, all of our shares were repurchased under our stock repurchase program, except for 44,738 shares that were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock (6,131 shares in the first quarter of 2013, 36,175 shares in the second quarter of 2013, 516 shares in the third quarter of 2013, and 1,916 shares in the fourth quarter of 2013). In January 2014, our Board authorized the repurchase of an additional $250 million in shares of our common stock. From January 1, 2014 through February 12, 2014, we repurchased an additional 2.4 million shares for an aggregate purchase price of $115.7 million (average purchase price per share of $47.92). As of February 12, 2014, $400.0 million remained available under our stock repurchase authorization limit.
Stock Performance Graph
The following graph and table compare the cumulative total stockholder return on our common stock from December 31, 2008 through December 31, 2013 with the performance of: (i) the Standard & Poor’s (“S&P”) 500 Index and (ii) a self-constructed peer group consisting of other public companies in the automotive retail market, referred to as the “Public Auto Retail Peer Group.” The Public Auto Retail Peer Group consists of Asbury Automotive Group, Inc., CarMax, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc., and Sonic Automotive, Inc., and these companies are weighted by market capitalization. We have created these comparisons using data supplied by Research Data Group, Inc. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of future performance. The graph and table assume that $100 was invested on December 31, 2008 in each of our common stock, the S&P 500 Index, and the Public Auto Retail Peer Group and that any dividends were reinvested.
Comparison of Five-Year Cumulative Return for AutoNation, Inc., the S&P 500 Index, and the Public Auto Retail Peer Group

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
AutoNation Inc.	100.00	193.83	285.43	373.18	401.82	502.94
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Public Auto Retail Peer Group	100.00	272.74	360.26	375.47	499.11	679.18

ITEM 6.  SELECTED FINANCIAL DATA
You should read the following Selected Financial Data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K.

	As of and for the Years Ended December 31,
(In millions, except per share data and unit sales)	2013	2012	2011	2010	2009
Consolidated Statements of Income Data:
Revenue	$17,517.6	$15,667.5	$13,832.3	$12,461.0	$10,666.0
Operating income less floorplan interest expense (1)	$686.9	$599.8	$529.3	$454.5	$365.8
Income from continuing operations before income taxes	$604.4	$516.8	$461.3	$381.7	$342.7
Net income	$374.9	$316.4	$281.4	$226.6	$198.0
Basic earnings (loss) per share:
Continuing operations	$3.10	$2.56	$1.96	$1.50	$1.30
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.06)	$(0.18)
Net income (loss)	$3.09	$2.56	$1.94	$1.44	$1.12
Weighted average common shares outstanding	121.3	123.8	144.8	156.9	176.5
Diluted earnings (loss) per share:
Continuing operations	$3.05	$2.52	$1.93	$1.49	$1.29
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.06)	$(0.18)
Net income (loss)	$3.04	$2.52	$1.91	$1.43	$1.12
Weighted average common shares outstanding	123.3	125.8	147.3	158.6	177.3
Common shares outstanding, net of treasury stock	120.9	120.9	135.8	148.4	171.7
Consolidated Balance Sheets Data:
Total assets	$7,914.1	$7,203.0	$6,198.8	$5,974.2	$5,407.3
Long-term debt, net of current maturities	$1,809.8	$2,066.3	$1,634.4	$1,340.6	$1,105.0
Shareholders’ equity	$2,061.7	$1,688.5	$1,894.6	$2,078.9	$2,303.2
Retail vehicle unit sales (continuing operations):
New vehicle	292,922	267,784	224,034	206,456	182,160
Used vehicle	204,572	180,955	171,094	160,126	133,990
Total	497,494	448,739	395,128	366,582	316,150

(1)
Operating income less floorplan interest expense is calculated by subtracting floorplan interest expense from operating income, and is used as a key measure of profitability by management. Operating income and floorplan interest expense are each presented in our financial statements.

See the Notes to Consolidated Financial Statements for discussion of Shareholders’ Equity (Note 9), Income Taxes (Note 11), Earnings (Loss) Per Share (Note 12), Divestitures (Note 13), Acquisitions (Note 14), and Segment Information (Note 20), and the effect on comparability of year-to-year data. See Part II, Item 5 of this Form 10-K for a discussion of our dividend policy.

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
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2013, we owned and operated 269 new vehicle franchises from 228 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2013, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources.
As of December 31, 2013, we had three operating segments: Domestic, Import, and Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the year ended December 31, 2013, new vehicle sales accounted for approximately 57% of our total revenue, but approximately 22% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue, and approximately 12% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of total revenue, contributed approximately 65% of our gross profit.

Results of Operations
We had net income from continuing operations of $375.8 million and diluted earnings per share of $3.05 in 2013, as compared to net income from continuing operations of $317.3 million and diluted earnings per share of $2.52 in 2012, and net income from continuing operations of $284.2 million and diluted earnings per share of $1.93 in 2011.
The 2013 results were impacted by a net gain related to property dispositions of $7.2 million ($4.5 million after-tax), and a favorable tax adjustment of $3.4 million.
The 2012 results were impacted by a non-cash franchise rights impairment charge of $4.2 million ($2.6 million after-tax).
The 2011 results were impacted by a loss on debt extinguishment, including debt refinancing costs and the write-off of previously deferred debt issuance costs, of $2.2 million ($1.4 million after-tax).
Market Conditions
Full-year U.S. industry new vehicle unit sales were 15.6 million in 2013, as compared to 14.5 million in 2012 and 12.7 million in 2011. In 2013, new vehicle industry sales were driven in part by replacement demand. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.4 years compared to an average age of 9.8 years during the period from 2002 to 2007. While a robust consumer credit environment and an increase in new product offerings from automotive manufacturers were supportive of a strong selling environment, increased competition pressured new vehicle margins, particularly in the Import segment. New vehicle margin compression was partially offset by continued strength in finance and insurance gross profit per vehicle retailed.
We currently anticipate full-year U.S. industry new vehicle unit sales will increase to above 16 million units in 2014 driven by replacement need, attractive products, and continued access to affordable credit. We also believe that improved conditions in the housing market may be supportive of sales. However, actual sales may materially differ. While we expect that the annual rate of U.S. new vehicle unit sales will improve in 2014 as compared to 2013, we expect that the rate of growth for the industry selling rate will be lower as compared to recent years. If new vehicle production exceeds the new vehicle industry selling rate, our new vehicle margins could be adversely impacted by excess supply and any resulting changes in consumer incentive, marketing, and other programs of vehicle manufacturers.
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
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 72,095 units in new vehicle inventory at December 31, 2013, and 58,819 units at December 31, 2012.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. Used vehicles that are not sold on a retail basis are generally liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $1.8 million at December 31, 2013, and $1.2 million at December 31, 2012.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.6 million at December 31, 2013, and $3.2 million at December 31, 2012.
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
As of December 31, 2013, we have $165.2 million of goodwill related to the Domestic reporting unit, $555.8 million related to the Import reporting unit, and $538.6 million related to the Premium Luxury reporting unit. The fair values of the Domestic, Import, and Premium Luxury reporting units were substantially in excess of their carrying values as of April 30, 2011, the date of our most recent quantitative impairment test.
Other Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that impairment may have occurred.
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
The quantitative impairment test for intangibles with indefinite lives is dependent on many variables used to determine the fair value of our franchise rights. See Note 5 of the Notes to Consolidated Financial Statements for additional information on how fair value measurements are derived for our franchise rights for the quantitative impairment test.
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
During 2013 and 2012, we fully impaired certain long-lived assets held and used in continuing operations and recorded non-cash impairment charges of $0.7 million in 2013 and $0.8 million in 2012. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. We measure each long-lived asset or disposal group at the lower of its carrying amount or fair value less cost to sell and recognize a loss for any initial adjustment of the long-lived asset’s or disposal group’s carrying amount to fair value less cost to sell in the period the “held for sale” criteria are met. We periodically evaluate the carrying value of assets held for sale to determine if, based on market conditions, the values of these assets should be adjusted. Any subsequent change in the fair value less cost to sell (increase or decrease) of each asset held for sale is reported as an adjustment to its carrying amount, except that the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset or disposal group at the time it was initially classified as held for sale. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for our long-

lived assets held for sale were based on Level 3 inputs, which considered information obtained from third-party real estate valuation sources, or, in certain cases, pending agreements to sell the related assets.
We had assets held for sale in continuing operations of $59.8 million at December 31, 2013, and $70.4 million at December 31, 2012. We recorded no impairment charges in 2013 or 2012 associated with assets held for sale in continuing operations.
We had assets held for sale in discontinued operations of $34.5 million at December 31, 2013, and $43.2 million at December 31, 2012. We recorded no impairment charges during 2013 and a $0.1 million non-cash impairment charge in 2012 associated with assets held for sale in discontinued operations to reduce the carrying value of these assets to fair value less cost to sell. This charge is recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Income.
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
Chargeback Reserve
Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts sold, and (iii) other protection products sold. We primarily sell these products on a straight commission basis; however we also participate in future underwriting profit on certain extended service contracts pursuant to retrospective commission arrangements, which are recognized as earned.
We may be charged back for commissions related to financing, vehicle service contracts, or other protection products in the event of early termination, default, or prepayment of the contracts by customers (“chargebacks”). However, our exposure to loss generally is limited to the commissions that we receive. These commissions are recorded at the time of the sale of the vehicles, net of an estimated liability for chargebacks.
We estimate our liability for chargebacks on an individual product basis using our historical chargeback experience, based primarily on cancellation data we receive from third parties that sell and administer these products. Our estimated liability for chargebacks totaled $67.6 million at December 31, 2013, and $56.0 million at December 31, 2012.
Chargebacks are influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other protection products, defaults, refinancings, payoffs before maturity, and other factors. While we consider these factors in the estimation of our chargeback liability, actual events may differ from our estimates, which could result in a change in our estimated liability for chargebacks. The increase in our liability for chargebacks is largely attributable to higher volume of vehicle sales in recent years, as well as an increase in the cancellation rate of finance and insurance products. A 10% change in our estimated cancellation rates would have changed our estimated liability for chargebacks at December 31, 2013, by approximately $6.8 million.
See Note 19 of the Notes to Consolidated Financial Statements for further information regarding chargeback liabilities.
Self Insurance Reserves
Under our self insurance programs, we retain various levels of aggregate loss limits, per claim deductibles, and claims-handling expenses as part of our various insurance programs, including property and casualty, employee medical benefits, automobile, and workers’ compensation. Costs in excess of this retained risk per claim may be insured under various contracts with third-party insurance carriers. We review our claim and loss history on a periodic basis to assist in assessing our future liability. The ultimate costs of these retained insurance risks are estimated by management and by third-party actuarial evaluation of historical claims experience, adjusted for current trends and changes in claims-handling procedures. Our results could be materially impacted by claims and other expenses related to our self insurance programs if future occurrences and claims differ from these assumptions and historical trends. Self insurance reserves totaled $66.3 million at December 31, 2013, and $61.5 million at December 31, 2012. We believe our actual loss experience has not been materially different from our recorded estimates.

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
Accounting for our income taxes also requires significant judgment in the evaluation of our uncertain tax positions and in the calculation of our provision for income taxes. Accounting standards prescribe a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.
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

Reported Operating Data

	Years Ended December 31,
($ in millions, except per vehicle data)			2013 vs. 2012			2012 vs. 2011
	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$9,949.6	$8,906.2	$1,043.4	11.7	$7,498.9	$1,407.3	18.8
Retail used vehicle	3,697.9	3,230.0	467.9	14.5	3,047.6	182.4	6.0
Wholesale	429.5	484.3	(54.8)	(11.3)	465.2	19.1	4.1
Used vehicle	4,127.4	3,714.3	413.1	11.1	3,512.8	201.5	5.7
Finance and insurance, net	674.0	571.2	102.8	18.0	474.5	96.7	20.4
Total variable operations(1)	14,751.0	13,191.7	1,559.3	11.8	11,486.2	1,705.5	14.8
Parts and service	2,597.4	2,399.2	198.2	8.3	2,293.1	106.1	4.6
Other	169.2	76.6	92.6		53.0	23.6
Total revenue	$17,517.6	$15,667.5	$1,850.1	11.8	$13,832.3	$1,835.2	13.3
Gross profit:
New vehicle	$616.4	$579.5	$36.9	6.4	$547.7	$31.8	5.8
Retail used vehicle	325.2	293.7	31.5	10.7	280.6	13.1	4.7
Wholesale	4.5	5.5	(1.0)		4.2	1.3
Used vehicle	329.7	299.2	30.5	10.2	284.8	14.4	5.1
Finance and insurance	674.0	571.2	102.8	18.0	474.5	96.7	20.4
Total variable operations(1)	1,620.1	1,449.9	170.2	11.7	1,307.0	142.9	10.9
Parts and service	1,105.8	1,008.0	97.8	9.7	970.1	37.9	3.9
Other	34.0	28.3	5.7		26.9	1.4
Total gross profit	2,759.9	2,486.2	273.7	11.0	2,304.0	182.2	7.9
Selling, general, and administrative expenses	1,935.0	1,749.3	(185.7)	(10.6)	1,649.4	(99.9)	(6.1)
Depreciation and amortization	95.3	87.3	(8.0)		83.7	(3.6)
Franchise rights impairment	—	4.2	4.2		—	(4.2)
Other expenses (income), net	(10.7)	0.1	10.8		(1.1)	(1.2)
Operating income	740.3	645.3	95.0	14.7	572.0	73.3	12.8
Non-operating income (expense) items:
Floorplan interest expense	(53.4)	(45.5)	(7.9)		(42.7)	(2.8)
Other interest expense	(88.3)	(86.9)	(1.4)		(66.0)	(20.9)
Loss on debt extinguishment	—	—	—		(2.2)	2.2
Interest income	0.2	0.3	(0.1)		0.7	(0.4)
Other income (losses), net	5.6	3.6	2.0		(0.5)	4.1
Income from continuing operations before income taxes	$604.4	$516.8	$87.6	17.0	$461.3	$55.5	12.0
Retail vehicle unit sales:
New vehicle	292,922	267,784	25,138	9.4	224,034	43,750	19.5
Used vehicle	204,572	180,955	23,617	13.1	171,094	9,861	5.8
	497,494	448,739	48,755	10.9	395,128	53,611	13.6
Revenue per vehicle retailed:
New vehicle	$33,967	$33,259	$708	2.1	$33,472	$(213)	(0.6)
Used vehicle	$18,076	$17,850	$226	1.3	$17,812	$38	0.2
Gross profit per vehicle retailed:
New vehicle	$2,104	$2,164	$(60)	(2.8)	$2,445	$(281)	(11.5)
Used vehicle	$1,590	$1,623	$(33)	(2.0)	$1,640	$(17)	(1.0)
Finance and insurance	$1,355	$1,273	$82	6.4	$1,201	$72	6.0
Total variable operations(2)	$3,247	$3,219	$28	0.9	$3,297	$(78)	(2.4)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,
	2013 (%)	2012 (%)	2011 (%)
Revenue mix percentages:
New vehicle	56.8	56.8	54.2
Used vehicle	23.6	23.7	25.4
Parts and service	14.8	15.3	16.6
Finance and insurance, net	3.8	3.6	3.4
Other	1.0	0.6	0.4
Total	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	22.3	23.3	23.8
Used vehicle	11.9	12.0	12.4
Parts and service	40.1	40.5	42.1
Finance and insurance	24.4	23.0	20.6
Other	1.3	1.2	1.1
Total	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.2	6.5	7.3
Used vehicle-retail	8.8	9.1	9.2
Parts and service	42.6	42.0	42.3
Total	15.8	15.9	16.7
Selling, general and administrative expenses	11.0	11.2	11.9
Operating income	4.2	4.1	4.1
Other operating items as a percentage of total gross profit:
Selling, general and administrative expenses	70.1	70.4	71.6
Operating income	26.8	26.0	24.8

	December 31,
	2013	2012
Days supply:
New vehicle (industry standard of selling days) (1)	62 days	54 days
Used vehicle (trailing calendar month days)	35 days	35 days

(1) As of December 31, 2013, we have revised our method of calculating new vehicle days supply to exclude fleet sales and in-transit inventory. We have revised prior periods to conform to our revised method of calculation.

Same Store Operating Data
We have presented below our operating results on a same store basis to reflect our internal performance. The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us. For example, the results for a dealership acquired in February 2012 would be included only in our same store comparison of 2013 to 2012, not in our same store comparison of 2012 to 2011. Therefore, the amounts presented in the year 2012 column that is being compared to the 2013 column may differ from the amounts presented in the year 2012 column that is being compared to the year 2011 column.

	Years Ended December 31,				Years Ended December 31,
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$9,551.3	$8,896.4	$654.9	7.4	$8,854.6	$7,498.9	$1,355.7	18.1
Retail used vehicle	3,554.5	3,227.0	327.5	10.1	3,208.9	3,047.6	161.3	5.3
Wholesale	411.3	483.8	(72.5)	(15.0)	473.6	465.2	8.4	1.8
Used vehicle	3,965.8	3,710.8	255.0	6.9	3,682.5	3,512.8	169.7	4.8
Finance and insurance, net	651.6	570.6	81.0	14.2	568.1	474.5	93.6	19.7
Total variable operations(1)	14,168.7	13,177.8	990.9	7.5	13,105.2	11,486.2	1,619.0	14.1
Parts and service	2,520.6	2,398.4	122.2	5.1	2,388.2	2,293.1	95.1	4.1
Other	152.4	76.6	75.8		76.0	53.0	23.0
Total revenue	$16,841.7	$15,652.8	$1,188.9	7.6	$15,569.4	$13,832.3	$1,737.1	12.6
Gross profit:
New vehicle	$591.1	$578.9	$12.2	2.1	$576.1	$547.7	$28.4	5.2
Retail used vehicle	314.9	293.4	21.5	7.3	291.5	280.6	10.9	3.9
Wholesale	4.4	5.5	(1.1)		5.5	4.2	1.3
Used vehicle	319.3	298.9	20.4	6.8	297.0	284.8	12.2	4.3
Finance and insurance	651.6	570.6	81.0	14.2	568.1	474.5	93.6	19.7
Total variable operations(1)	1,562.0	1,448.4	113.6	7.8	1,441.2	1,307.0	134.2	10.3
Parts and service	1,072.0	1,007.6	64.4	6.4	1,003.2	970.1	33.1	3.4
Other	33.7	28.4	5.3		28.2	26.9	1.3
Total gross profit	$2,667.7	$2,484.4	$183.3	7.4	$2,472.6	$2,304.0	$168.6	7.3
Retail vehicle unit sales:
New vehicle	281,664	267,537	14,127	5.3	266,050	224,034	42,016	18.8
Used vehicle	197,233	180,842	16,391	9.1	179,669	171,094	8,575	5.0
Total	478,897	448,379	30,518	6.8	445,719	395,128	50,591	12.8
Revenue per vehicle retailed:
New vehicle	$33,910	$33,253	$657	2.0	$33,282	$33,472	$(190)	(0.6)
Used vehicle	$18,022	$17,844	$178	1.0	$17,860	$17,812	$48	0.3
Gross profit per vehicle retailed:
New vehicle	$2,099	$2,164	$(65)	(3.0)	$2,165	$2,445	$(280)	(11.5)
Used vehicle	$1,597	$1,622	$(25)	(1.5)	$1,622	$1,640	$(18)	(1.1)
Finance and insurance	$1,361	$1,273	$88	6.9	$1,275	$1,201	$74	6.2
Total variable operations(2)	$3,252	$3,218	$34	1.1	$3,221	$3,297	$(76)	(2.3)

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Years Ended December 31,		Years Ended December 31,
	2013 (%)	2012 (%)	2012 (%)	2011 (%)
Revenue mix percentages:
New vehicle	56.7	56.8	56.9	54.2
Used vehicle	23.5	23.7	23.7	25.4
Parts and service	15.0	15.3	15.3	16.6
Finance and insurance, net	3.9	3.6	3.6	3.4
Other	0.9	0.6	0.5	0.4
Total	100.0	100.0	100.0	100.0
Gross profit mix percentages:
New vehicle	22.2	23.3	23.3	23.8
Used vehicle	12.0	12.0	12.0	12.4
Parts and service	40.2	40.6	40.6	42.1
Finance and insurance	24.4	23.0	23.0	20.6
Other	1.2	1.1	1.1	1.1
Total	100.0	100.0	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.2	6.5	6.5	7.3
Used vehicle-retail	8.9	9.1	9.1	9.2
Parts and service	42.5	42.0	42.0	42.3
Total	15.8	15.9	15.9	16.7

New Vehicle

	Years Ended December 31,
($ in millions, except per vehicle data)	2013	2012	2013 vs. 2012		2011	2012 vs. 2011
			Variance Favorable / (Unfavorable)	% Variance		Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$9,949.6	$8,906.2	$1,043.4	11.7	$7,498.9	$1,407.3	18.8
Gross profit	$616.4	$579.5	$36.9	6.4	$547.7	$31.8	5.8
Retail vehicle unit sales	292,922	267,784	25,138	9.4	224,034	43,750	19.5
Revenue per vehicle retailed	$33,967	$33,259	$708	2.1	$33,472	$(213)	(0.6)
Gross profit per vehicle retailed	$2,104	$2,164	$(60)	(2.8)	$2,445	$(281)	(11.5)
Gross profit as a percentage of revenue	6.2%	6.5%			7.3%
Days supply (industry standard of selling days, including fleet)	62 days	54 days

	Years Ended December 31,
	2013	2012	2013 vs. 2012		2012	2011	2012 vs. 2011
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$9,551.3	$8,896.4	$654.9	7.4	$8,854.6	$7,498.9	$1,355.7	18.1
Gross profit	$591.1	$578.9	$12.2	2.1	$576.1	$547.7	$28.4	5.2
Retail vehicle unit sales	281,664	267,537	14,127	5.3	266,050	224,034	42,016	18.8
Revenue per vehicle retailed	$33,910	$33,253	$657	2.0	$33,282	$33,472	$(190)	(0.6)
Gross profit per vehicle retailed	$2,099	$2,164	$(65)	(3.0)	$2,165	$2,445	$(280)	(11.5)
Gross profit as a percentage of revenue	6.2%	6.5%			6.5%	7.3%
2013 compared to 2012
Same store new vehicle revenue increased during 2013, as compared to 2012, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during 2013 benefited from an increase in the average selling prices for new vehicles in all three segments, as well as a shift in mix away from import vehicles, which have relatively lower average selling prices.
Same store gross profit per new vehicle retailed decreased during 2013, as compared to 2012, primarily due to a decrease in gross profit per vehicle retailed for import vehicles.
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
Same store gross profit per new vehicle retailed decreased during 2012, as compared to 2011, primarily due to 2011 benefiting from the tight supply of vehicles produced by Japanese manufacturers and by certain performance-based manufacturer incentives related to premium luxury vehicles previously sold. These incentives were $7.0 million higher during 2011 as compared to 2012.

New Vehicle Inventories
Our new vehicle inventories were $2.3 billion or 62 days supply at December 31, 2013, as compared to new vehicle inventories of $1.9 billion or 54 days supply at December 31, 2012. We had 72,095 units in new vehicle inventory at December 31, 2013, and 58,819 units at December 31, 2012.
The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Years Ended December 31,
($ in millions)	2013	2012	Variance 2013 vs. 2012	2011	Variance 2012 vs. 2011
Floorplan assistance	$92.7	$73.5	$19.2	$61.1	$12.4
New vehicle floorplan interest expense	(51.2)	(43.7)	(7.5)	(40.3)	(3.4)
Net new vehicle inventory carrying benefit	$41.5	$29.8	$11.7	$20.8	$9.0
2013 compared to 2012
The net new vehicle inventory carrying benefit increased in 2013, as compared to 2012, due to an increase in floorplan assistance, partially offset by an increase in floorplan interest expense. Floorplan assistance increased due to a change in a manufacturer floorplan assistance program and higher new vehicle sales. Floorplan interest expense increased due to higher average vehicle floorplan payable balances during the year, partially offset by lower negotiated floorplan interest rates.
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

Used Vehicle

	Years Ended December 31,
			2013 vs. 2012			2012 vs. 2011
($ in millions, except per vehicle data)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$3,697.9	$3,230.0	$467.9	14.5	$3,047.6	$182.4	6.0
Wholesale revenue	429.5	484.3	(54.8)	(11.3)	465.2	19.1	4.1
Total revenue	$4,127.4	$3,714.3	$413.1	11.1	$3,512.8	$201.5	5.7
Retail gross profit	$325.2	$293.7	$31.5	10.7	$280.6	$13.1	4.7
Wholesale gross profit	4.5	5.5	(1.0)		4.2	1.3
Total gross profit	$329.7	$299.2	$30.5	10.2	$284.8	$14.4	5.1
Retail vehicle unit sales	204,572	180,955	23,617	13.1	171,094	9,861	5.8
Revenue per vehicle retailed	$18,076	$17,850	$226	1.3	$17,812	$38	0.2
Gross profit per vehicle retailed	$1,590	$1,623	$(33)	(2.0)	$1,640	$(17)	(1.0)
Gross profit as a percentage of retail revenue	8.8%	9.1%			9.2%
Days supply (trailing calendar month days)	35 days	35 days

	Years Ended December 31,
	2013	2012	2013 vs. 2012		2012	2011	2012 vs. 2011
			Variance Favorable / (Unfavorable)	% Variance			Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$3,554.5	$3,227.0	$327.5	10.1	$3,208.9	$3,047.6	$161.3	5.3
Wholesale revenue	411.3	483.8	(72.5)	(15.0)	473.6	465.2	8.4	1.8
Total revenue	$3,965.8	$3,710.8	$255.0	6.9	$3,682.5	$3,512.8	$169.7	4.8
Retail gross profit	$314.9	$293.4	$21.5	7.3	$291.5	$280.6	$10.9	3.9
Wholesale gross profit	4.4	5.5	(1.1)		5.5	4.2	1.3
Total gross profit	$319.3	$298.9	$20.4	6.8	$297.0	$284.8	$12.2	4.3
Retail vehicle unit sales	197,233	180,842	16,391	9.1	179,669	171,094	8,575	5.0
Revenue per vehicle retailed	$18,022	$17,844	$178	1.0	$17,860	$17,812	$48	0.3
Gross profit per vehicle retailed	$1,597	$1,622	$(25)	(1.5)	$1,622	$1,640	$(18)	(1.1)
Gross profit as a percentage of retail revenue	8.9%	9.1%			9.1%	9.2%

2013 compared to 2012
Same store retail used vehicle revenue increased during 2013, as compared to 2012, due to an increase in same store unit volume and an increase in revenue per used vehicle retailed. Same store unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store revenue per used vehicle retailed during 2013 benefited from a shift in mix toward premium luxury vehicles, which have relatively higher average selling prices, partially offset by a decrease in the average selling price for import vehicles.
Same store gross profit per used vehicle retailed decreased during 2013, as compared to 2012, due in part to compressed margins on certified pre-owned vehicles for premium luxury vehicles.

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

Used Vehicle Inventories
Used vehicle inventories were $346.5 million or 35 days supply at December 31, 2013, compared to $318.7 million or 35 days supply at December 31, 2012.

Parts & Service
Parts and service revenue is primarily derived from vehicle repairs paid directly by the customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts and collision businesses.

	Years Ended December 31,
			2013 vs. 2012			2012 vs. 2011
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,597.4	$2,399.2	$198.2	8.3	$2,293.1	$106.1	4.6
Gross profit	$1,105.8	$1,008.0	$97.8	9.7	$970.1	$37.9	3.9
Gross profit as a percentage of revenue	42.6%	42.0%			42.3%

	Years Ended December 31,
			2013 vs. 2012				2012 vs. 2011
	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,520.6	$2,398.4	$122.2	5.1	$2,388.2	$2,293.1	$95.1	4.1
Gross profit	$1,072.0	$1,007.6	$64.4	6.4	$1,003.2	$970.1	$33.1	3.4
Gross profit as a percentage of revenue	42.5%	42.0%			42.0%	42.3%

2013 compared to 2012
Same store parts and service gross profit increased during 2013, as compared to 2012, primarily due to increases in gross profit associated with warranty of $25.2 million, the preparation of vehicles for sale of $19.1 million, customer-pay service of $15.6 million, and collision business of $6.2 million.
Warranty gross profit benefited from an increase in warranty service due to improved market conditions, the rise of manufacturer recalls in the automotive industry, and an increase in manufacturer-paid vehicle maintenance. See “Market Conditions” above. Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Customer-pay service gross profit benefited from improved operational execution and improved margin performance. Gross profit associated with our collision business benefited from increased volume, improved productivity, and improved margin performance.
2012 compared to 2011
Same store parts and service gross profit increased during 2012, as compared to 2011, primarily due to increases in gross profit associated with the preparation of vehicles for sale of $25.1 million, customer-pay service of $7.5 million, and collision business of $2.7 million, partially offset by a decline in gross profit associated with warranty of $1.2 million.
Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Customer-pay service gross profit benefited from improved market conditions and better marketing of products and services in the service department. Gross profit associated with our collision business benefited from expanded relationships with insurance providers and increased capacity at certain of our collision centers. Warranty gross profit was adversely impacted during 2012 by fewer vehicles in operation as a result of historically lower vehicle sales in recent years and, to a lesser extent, improved quality of vehicles manufactured in recent years.

Finance and Insurance

	Years Ended December 31,
($ in millions, except per vehicle data)			2013 vs. 2012			2012 vs. 2011
	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$674.0	$571.2	$102.8	18.0	$474.5	$96.7	20.4
Gross profit per vehicle retailed	$1,355	$1,273	$82	6.4	$1,201	$72	6.0

	Years Ended December 31,
			2013 vs. 2012				2012 vs. 2011
	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2012	2011	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue and gross profit	$651.6	$570.6	$81.0	14.2	$568.1	$474.5	$93.6	19.7
Gross profit per vehicle retailed	$1,361	$1,273	$88	6.9	$1,275	$1,201	$74	6.2

2013 compared to 2012
Same store finance and insurance revenue and gross profit increased during 2013, as compared to 2012, due to increases in same store finance and insurance revenue and gross profit per vehicle retailed and new and used vehicle unit volume.
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

Segment Results
In the following table of financial data, total segment income of the operating segments is reconciled to consolidated operating income.

	Years Ended December 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$5,835.3	$5,131.6	$703.7	13.7	$4,655.4	$476.2	10.2
Import	6,375.0	5,827.5	547.5	9.4	4,933.3	894.2	18.1
Premium Luxury	5,152.3	4,553.3	599.0	13.2	4,096.4	456.9	11.2
Total segment revenue	17,362.6	15,512.4	1,850.2	11.9	13,685.1	1,827.3	13.4
Corporate and other	155.0	155.1	(0.1)	(0.1)	147.2	7.9	5.4
Total consolidated revenue	$17,517.6	$15,667.5	$1,850.1	11.8	$13,832.3	$1,835.2	13.3
Segment income*:
Domestic	$246.6	$209.4	$37.2	17.8	$180.0	$29.4	16.3
Import	280.1	257.9	22.2	8.6	227.1	30.8	13.6
Premium Luxury	321.4	270.4	51.0	18.9	244.1	26.3	10.8
Total segment income	848.1	737.7	110.4	15.0	651.2	86.5	13.3
Corporate and other	(161.2)	(137.9)	(23.3)		(121.9)	(16.0)
Floorplan interest expense	53.4	45.5	(7.9)		42.7	(2.8)
Operating income	$740.3	$645.3	$95.0	14.7	$572.0	$73.3	12.8
*Segment income for each of our segments is defined as operating income less floorplan interest expense.
Retail new vehicle unit sales:
Domestic	96,229	85,947	10,282	12.0	76,335	9,612	12.6
Import	143,325	133,912	9,413	7.0	106,175	27,737	26.1
Premium Luxury	53,368	47,925	5,443	11.4	41,524	6,401	15.4
	292,922	267,784	25,138	9.4	224,034	43,750	19.5

Domestic
The Domestic segment operating results included the following:

	Years Ended December 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$5,835.3	$5,131.6	$703.7	13.7	$4,655.4	$476.2	10.2
Segment income	$246.6	$209.4	$37.2	17.8	$180.0	$29.4	16.3
Retail new vehicle unit sales	96,229	85,947	10,282	12.0	76,335	9,612	12.6

2013 compared to 2012
Domestic revenue increased during 2013, as compared to 2012, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisition we completed in the fourth quarter of 2012.
Domestic segment income increased during 2013, as compared to 2012, primarily due to an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new and used vehicle unit volume. Domestic segment income also benefited from increases in new and used vehicle gross profit and parts and service gross profit, and from the acquisition noted in the paragraph above. Increases in Domestic segment income were partially offset by an increase in variable expenses.
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

Import
The Import segment operating results included the following:

	Years Ended December 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$6,375.0	$5,827.5	$547.5	9.4	$4,933.3	$894.2	18.1
Segment income	$280.1	$257.9	$22.2	8.6	$227.1	$30.8	13.6
Retail new vehicle unit sales	143,325	133,912	9,413	7.0	106,175	27,737	26.1

2013 compared to 2012
Import revenue increased during 2013, as compared to 2012, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2012 and the second and fourth quarters of 2013.
Import segment income increased during 2013, as compared to 2012, primarily due to increases in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new and used vehicle unit volume, and parts and service gross profit, which also benefited from higher new and used vehicle unit volume. Import segment income also benefited from the acquisitions noted in the paragraph above. Increases in Import segment income were partially offset by an increase in variable expenses.
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

Premium Luxury
The Premium Luxury segment operating results included the following:

	Years Ended December 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2011	Variance Favorable / (Unfavorable)	% Variance
Revenue	$5,152.3	$4,553.3	$599.0	13.2	$4,096.4	$456.9	11.2
Segment income	$321.4	$270.4	$51.0	18.9	$244.1	$26.3	10.8
Retail new vehicle unit sales	53,368	47,925	5,443	11.4	41,524	6,401	15.4

2013 compared to 2012
Premium Luxury revenue increased during 2013, as compared to the same period in 2012, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An improved credit environment and an increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the fourth quarter of 2012.
Premium Luxury segment income increased during 2013, as compared to 2012, primarily due to increases in parts and service gross profit and new vehicle gross profit, which benefited from higher vehicle unit volume, and finance and insurance revenue and gross profit, which benefited from higher vehicle unit volume and an increase in finance and insurance revenue and gross profit per vehicle retailed. Premium Luxury segment income also benefited from the acquisitions noted in the paragraph above. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.
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
Premium Luxury segment income increased during 2012, as compared to 2011, primarily due to an increase in finance and insurance revenue and gross profit and parts and service gross profit, both of which benefited from higher new and used vehicle unit volume, as well as an increase in new vehicle gross profit due to higher new vehicle unit volume. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses. The year ended December 31, 2011, was also more favorably impacted by a higher amount of certain performance-based manufacturer incentives as noted above in the “New Vehicle” section.

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

	Years Ended December 31,
($ in millions)	2013	2012	Variance Favorable / (Unfavorable)	% Variance	2011	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$1,252.9	$1,137.3	$(115.6)	(10.2)	$1,050.8	$(86.5)	(8.2)
Advertising	166.4	135.7	(30.7)	(22.6)	130.2	(5.5)	(4.2)
Store and corporate overhead	515.7	476.3	(39.4)	(8.3)	468.4	(7.9)	(1.7)
Total	$1,935.0	$1,749.3	$(185.7)	(10.6)	$1,649.4	$(99.9)	(6.1)

SG&A as a % of total gross profit:
Compensation	45.4	45.7	30	bps	45.6	(10)	bps
Advertising	6.0	5.5	(50)	bps	5.7	20	bps
Store and corporate overhead	18.7	19.2	50	bps	20.3	110	bps
Total	70.1	70.4	30	bps	71.6	120	bps
2013 compared to 2012
SG&A expenses increased in 2013, as compared to 2012, primarily due to a performance-driven increase in compensation expense and increases in gross advertising expenditures and store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 70.1% in 2013 from 70.4% in 2012 resulting from our continued effective management of our cost structure and improved gross profit, partially offset by an increase in expenses resulting from our re-branding initiative noted below.
2012 compared to 2011
SG&A expenses increased in 2012, as compared to 2011, primarily due to a performance-driven increase in compensation expense, an increase in gross advertising expenditures, which was partially offset by an increase in advertising reimbursements from manufacturers, and an increase in store and corporate overhead expenses. As a percentage of total gross profit, SG&A expenses decreased to 70.4% in 2012 from 71.6% in 2011 resulting from our continued effective management of our cost structure, improved associate productivity, and improved gross profit.
Re-Branding Initiative
On January 31, 2013, we announced that we would be marketing our Domestic and Import stores under the AutoNation retail brand. The re-branding of these stores, which previously operated under various local market retail brands, commenced in the first quarter of 2013 and was completed in the second quarter of 2013. As part of this re-branding initiative, we incurred non-recurring SG&A expenses, primarily related to advertising, of approximately $18 million during 2013.
Operating Expenses (Income), net
During the fourth quarter of 2013, we recognized a net gain related to property dispositions of $7.2 million ($4.5 million after-tax).

Non-Operating Income (Expenses)
Floorplan Interest Expense
Floorplan interest expense was $53.4 million in 2013, $45.5 million in 2012, and $42.7 million in 2011.
2013 compared to 2012
The increase in floorplan interest expense of $7.9 million in 2013, as compared to 2012, is primarily the result of higher average vehicle floorplan balances, partially offset by lower negotiated floorplan interest rates.
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
2013 compared to 2012
Other interest expense of $88.3 million in 2013 was relatively flat compared to $86.9 million in 2012.
2012 compared to 2011
Other interest expense was $86.9 million in 2012, compared to $66.0 million in 2011. The increase in other interest expense of $20.9 million in 2012, as compared to 2011, was primarily due to a $17.6 million increase resulting from the February 2012 issuance of our 5.5% Senior Notes due 2020 and a $5.5 million increase resulting from higher levels of debt outstanding during the year associated with our revolving credit facility and capital lease and other debt obligations. These increases were partially offset by decreases in interest expense of $2.5 million resulting from lower interest rates on our term loan facility, $0.7 million resulting from the redemption of our 7% Senior Notes due 2014, and $0.4 million resulting from lower levels of debt outstanding during the year associated with our mortgage facility.
Loss on Debt Extinguishment
During 2011, we expensed $2.2 million pre-tax related to a debt refinancing transaction. These expenses included $0.4 million for the write-off of previously deferred debt issuance costs.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates, adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.
Our effective income tax rate was 37.8% in 2013. During the fourth quarter of 2013, we completed a restructuring of certain of our subsidiaries, a consequence of which was the release of a valuation allowance of $3.4 million, which was reflected as a benefit in our income tax provision for the three and twelve months ended December 31, 2013.
See Note 11 of the Notes to Consolidated Financial Statements for discussion of our unrecognized tax benefits. We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2014.
Our effective income tax rate was 38.6% in 2012. Our effective income tax rate was 38.4% in 2011, which reflected the benefit of certain favorable tax adjustments.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. We have accounted for a store that either has been disposed of or is classified as held for sale as a discontinued operation if (a) the operations and cash flows of the store were eliminated from our ongoing operations and (b) we had no significant continuing involvement in the operations of the store after the disposal transaction.
In evaluating whether a store’s cash flows were eliminated from our ongoing operations, we considered whether we expected to continue to generate revenues or incur expenses from the sale of similar products or services to customers of the disposed store in the same geographic market. If we believed that a significant portion of the cash flows previously generated by the disposed store had migrated to our other operating stores, we did not treat the disposition as a discontinued operation.
We had a loss from discontinued operations totaling $0.9 million in 2013, net of income taxes, primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed and other adjustments related to disposed operations, partially offset by a gain on disposal of a store during the second quarter of 2013.
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
Available Liquidity Resources
We had the following sources of liquidity available for the years ended December 31, 2013 and 2012:

(In millions)	December 31, 2013	December 31, 2012
Cash and Cash Equivalents	$69.2	$69.7
Revolving Credit Facility(1)	$854.4	$603.5
Secured Used Floorplan Facilities(2)	$50.0	$92.9

(1)
Based on aggregate borrowings outstanding of $300.0 million and outstanding letters of credit of $45.6 million at December 31, 2013, and aggregate borrowings outstanding of $540.0 million and outstanding letters of credit of $56.5 million at December 31, 2012. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.

In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2013, surety bonds, letters of credit, and cash deposits totaled $91.3 million, including the $45.6 million of letters of credit outstanding under our revolving credit facility. We do not currently provide cash collateral for outstanding letters of credit.
Capital Allocation
Our capital allocation strategy is focused on maximizing stockholder returns. The first priority of our capital allocation strategy is to maintain a strong balance sheet. Second, we invest capital in our business to maintain and upgrade our existing facilities and to build new facilities, as well as for other strategic and technology initiatives. Third, we deploy capital opportunistically to repurchase our common stock and/or debt or to complete dealership acquisitions and/or build facilities for newly awarded franchises. Our capital allocation decisions will be based on factors such as the expected rate of return on our investment, the market price of our common stock versus our view of its intrinsic value, the market price of our debt, the potential impact on our capital structure, our ability to complete dealership acquisitions that meet our market and vehicle brand criteria and return on investment threshold, and limitations set forth in our debt agreements.
Share Repurchases
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

(In millions, except per share data)	2013	2012	2011
Shares repurchased	1.1	16.6	17.1
Aggregate purchase price	$53.5	$580.6	$583.4
Average purchase price per share	$47.37	$34.89	$34.14

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
In January 2014, our Board of Directors authorized an additional $250 million under our existing share repurchase program. From January 1, 2014 through February 12, 2014 we repurchased an additional 2.4 million shares for an aggregate purchase price of $115.7 million (average purchase price per share of $47.92). As of February 12, 2014, $400.0 million remained available for share repurchases under the program.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures over the past three years:

(In millions)	2013	2012	2011
Purchases of property and equipment, including operating lease buy-outs (1)	$207.2	$183.6	$158.1

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $180 million in 2014 primarily related to our store facilities.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished, over the past three years:

(In millions)	2013	2012	2011
Cash received from (used in) business acquisitions, net(1)	$(87.9)	$(141.6)	$(64.2)
Cash received from (used in) business divestitures, net	$10.1	$6.8	$4.9

(1) Excludes capital leases and deferred purchase price commitments.

We purchased five stores and related assets during 2013, compared to six in 2012 and one in 2011.

Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.
Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of December 31, 2013 and 2012:

(In millions)	2013	2012
6.75% Senior Notes due 2018	$396.3	$395.6
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	300.0	540.0
Mortgage facility(1)	194.7	203.3
Capital leases and other debt	98.9	107.2
	1,839.9	2,096.1
Less: current maturities	(30.1)	(29.8)
Long-term debt, net of current maturities	$1,809.8	$2,066.3

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At December 31, 2013, we had outstanding $396.3 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At December 31, 2013, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016. As of December 31, 2013, we had borrowings outstanding of $300.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at December 31, 2013, leaving an additional borrowing capacity under the revolving credit facility of $854.4 million at December 31, 2013.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $2.1 billion at December 31, 2013 and $1.8 billion at December 31, 2012. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.
Vehicle floorplan payable-non-trade totaled $898.9 million at December 31, 2013, and $773.9 million at December 31, 2012, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At December 31, 2013, the aggregate capacity under our used vehicle floorplan facilities was $275.0 million. As of that date, $177.3 million had been borrowed under those facilities, and the remaining borrowing capacity of $97.7 million was limited to $50.0 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At December 31, 2013, we had $194.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At December 31, 2013, we had capital lease and other debt obligations of $98.9 million, which are due at various dates through 2033.
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
Under our credit agreement we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the credit agreement, the maximum leverage ratio is 3.75x and the maximum capitalization ratio is 65.0%. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2011 plus $1.52 billion. The specific terms of these covenants can be found in our credit agreement, which we filed with our Current Report on Form 8-K on December 8, 2011.
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
As of December 31, 2013, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at December 31, 2013, our leverage ratio and capitalization ratio were as follows:

	December 31, 2013
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.25x
Capitalization ratio	≤ 65.0%	57.6%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Years Ended December 31,
(In millions)	2013	2012	2011
Net cash provided by operating activities	$484.1	$316.6	$376.4
Net cash used in investing activities	$(257.8)	$(297.8)	$(206.2)
Net cash used in financing activities	$(226.8)	$(35.7)	$(178.7)

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
2013 compared to 2012
Net cash provided by operating activities increased during 2013, as compared to 2012, primarily due to a decrease in working capital requirements and an increase in earnings.
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
We will make facility and infrastructure upgrades and improvements from time to time as we identify projects that are required to maintain our current business or that we expect to provide us with acceptable rates of return. Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we project that 2014 capital expenditures, including accrued construction in progress, will be approximately $180 million.
2013 compared to 2012
Net cash used in investing activities decreased during 2013 as compared to 2012, primarily due to a decrease in cash used in business acquisitions.
2012 compared to 2011
Net cash used in investing activities increased during 2012 as compared to 2011, primarily due to an increase in cash used in business acquisitions.
Cash Flows from Financing Activities
Net cash flows from financing activities primarily include repurchases of common stock, debt activity, changes in vehicle floorplan payable-non-trade, and proceeds from the stock option exercises.
2013 compared to 2012
During 2013, under our share repurchase program authorized by our Board of Directors, we repurchased 1.1 million shares of common stock for an aggregate purchase price of $53.5 million (average purchase price per share of $47.37). Additionally, 44,738 shares were surrendered to AutoNation primarily to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2012, under our share repurchase program authorized by our Board of Directors, we repurchased 16.6 million shares of our common stock for an aggregate purchase price of $580.6 million (average purchase price per share of $34.89), including repurchases for which settlement occurred subsequent to December 31, 2012. Additionally, 46,467 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During 2013, we borrowed $0.8 billion and repaid $1.1 billion under our revolving credit facility, for net repayments of $240.0 million. During 2012, we borrowed $1.3 billion and repaid $1.2 billion under our revolving credit facility, for net borrowings of $45.0 million.
We made payments of capital lease and other debt obligations of $26.2 million during 2013 and $5.0 million during 2012.
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
Cash flows from financing activities include changes in vehicle floorplan payable-non-trade (vehicle floorplan payables with lenders other than the automotive manufacturers’ captive finance subsidiaries for that franchise) totaling net proceeds of $89.0 million during 2013 compared to net proceeds of $138.1 million in 2012.
During 2013, cash flows from financing activities were also impacted by a decrease in proceeds from the exercise of stock options as compared to 2012.

2012 compared to 2011
Net cash used in financing activities decreased during 2012, as compared to 2011, primarily due to the net impact of the debt activity that occurred in 2012, as noted above, and 2011, described below, as well as an increase in net proceeds from vehicle floorplan payable-non-trade, partially offset by a decrease in proceeds from the exercise of stock options in 2012 as compared to 2011.
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
Contractual Payment Obligations
The following table summarizes our payment obligations under certain contracts at December 31, 2013:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year (2014)	1 - 3 Years (2015 and 2016)	3 - 5 Years (2017 and 2018)	More Than 5 Years (2019 and thereafter)
Vehicle floorplan payable (Note 3)(1)	$3,029.0	$3,029.0	$—	$—	$—
Long-term debt, including capital leases (Note 7)(1)	1,839.9	30.1	837.3	573.3	399.2
Interest payments(2)	312.4	62.3	121.3	93.2	35.6
Operating lease and other commitments (Note 8)(3)	424.3	42.2	74.6	65.7	241.8
Unrecognized tax benefits, net (Note 11)(1)	6.3	0.2	2.2	—	3.9
Deferred compensation obligations(4)	51.7	1.6	—	—	50.1
Estimated liability for chargebacks (Note 19)(5)	67.6	37.9	26.4	3.3	—
Estimated liability for self-insurance obligations(6)	66.3	24.2	22.3	10.3	9.5
Purchase obligations(7)	164.9	94.3	59.6	10.6	0.4
Total	$5,962.4	$3,321.8	$1,143.7	$756.4	$740.5

(1)	See Notes to Consolidated Financial Statements.

(2)
Primarily represents scheduled fixed interest payments on our outstanding senior unsecured notes and mortgage facility. Estimates of future interest payments for vehicle floorplan payables and other variable rate debt are excluded.

(3)
Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2013, these charges totaled approximately $22 million. See Note 8 of the Notes to Consolidated Financial Statements.

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
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At December 31, 2013, surety bonds, letters of credit, and cash deposits totaled $91.3 million, of which $45.6 million represented letters of credit. We do not currently provide cash collateral for outstanding letters of credit. We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under this revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit.
As further discussed in Note 11 of the Notes to Consolidated Financial Statements, there are various tax matters where the ultimate resolution may result in us owing additional tax payments.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Forward-Looking Statements
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, including without limitation statements regarding our expectations for the future performance of our franchises and the automotive retail industry, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements that describe our objectives, plans or goals are, or may be deemed to be, forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “goal,” “plan,” “believe,” “continue,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements reflect our current expectations concerning future results and events, and they involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these statements. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

•	Our new vehicle sales are impacted by the consumer incentive, marketing, and other programs of vehicle manufacturers.

•	Natural disasters and adverse weather events can disrupt our business.

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

•
Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

•
We are subject to interest rate risk in connection with our vehicle floorplan payables, revolving credit facility, and term loan facility that could have a material adverse effect on our profitability.

•
Our largest stockholders, as a result of their ownership stakes in us, may have the ability to exert substantial influence over actions to be taken or approved by our stockholders or Board of Directors. In addition, future share repurchases and fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our common stock.

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

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in AutoNation to review the information that we post on these social media channels. These channels may be updated from time to time on AutoNation’s investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our primary market risk exposure is increasing LIBOR-based interest rates. Interest rate derivatives may be used to hedge a portion of our variable rate debt, when appropriate, based on market conditions.
We had $3.0 billion of variable rate vehicle floorplan payable at December 31, 2013, and $2.5 billion at December 31, 2012. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $30.3 million in 2013 and $25.4 million in 2012 to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $0.8 billion of other variable rate debt outstanding at December 31, 2013 and $1.0 billion at December 31, 2012. Based on the amounts outstanding at year-end, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $8.0 million in 2013 and $10.4 million in 2012.
Our fixed rate debt, consisting of amounts outstanding under senior unsecured notes, mortgages, and capital lease and other debt obligations, totaled $1.0 billion and had a fair value of $1.1 billion as of December 31, 2013, and totaled $1.1 billion and had a fair value of $1.1 billion as of December 31, 2012.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited the accompanying consolidated balance sheets of AutoNation, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoNation, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AutoNation, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
February 13, 2014
Fort Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AutoNation, Inc.:
We have audited AutoNation, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AutoNation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, AutoNation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AutoNation, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
February 13, 2014
Fort Lauderdale, Florida
Certified Public Accountants

AUTONATION, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(In millions, except share and per share data)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.2	$69.7
Receivables, net	740.9	698.4
Inventory	2,827.2	2,396.9
Other current assets	192.7	196.1
Total Current Assets	3,830.0	3,361.1
PROPERTY AND EQUIPMENT, NET	2,235.3	2,095.1
GOODWILL, NET	1,259.6	1,237.4
OTHER INTANGIBLE ASSETS, NET	335.1	291.3
OTHER ASSETS	254.1	218.1
Total Assets	$7,914.1	$7,203.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$2,130.1	$1,766.3
Vehicle floorplan payable - non-trade	898.9	773.9
Accounts payable	263.0	217.2
Current maturities of long-term debt	30.1	29.8
Other current liabilities	429.7	414.5
Total Current Liabilities	3,751.8	3,201.7
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,809.8	2,066.3
DEFERRED INCOME TAXES	116.5	89.4
OTHER LIABILITIES	174.3	157.1
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at December 31, 2013 and 2012, including shares held in treasury	1.6	1.6
Additional paid-in capital	42.8	26.6
Retained earnings	3,337.9	2,963.0
Treasury stock, at cost; 42,646,753 and 42,705,580 shares held, respectively	(1,320.6)	(1,302.7)
Total Shareholders’ Equity	2,061.7	1,688.5
Total Liabilities and Shareholders’ Equity	$7,914.1	$7,203.0

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,
(In millions, except per share data)

	2013	2012	2011
Revenue:
New vehicle	$9,949.6	$8,906.2	$7,498.9
Used vehicle	4,127.4	3,714.3	3,512.8
Parts and service	2,597.4	2,399.2	2,293.1
Finance and insurance, net	674.0	571.2	474.5
Other	169.2	76.6	53.0
TOTAL REVENUE	17,517.6	15,667.5	13,832.3
Cost of Sales:
New vehicle	9,333.2	8,326.7	6,951.2
Used vehicle	3,797.7	3,415.1	3,228.0
Parts and service	1,491.6	1,391.2	1,323.0
Other	135.2	48.3	26.1
TOTAL COST OF SALES (excluding depreciation shown below)	14,757.7	13,181.3	11,528.3
Gross Profit:
New vehicle	616.4	579.5	547.7
Used vehicle	329.7	299.2	284.8
Parts and service	1,105.8	1,008.0	970.1
Finance and insurance	674.0	571.2	474.5
Other	34.0	28.3	26.9
TOTAL GROSS PROFIT	2,759.9	2,486.2	2,304.0
Selling, general & administrative expenses	1,935.0	1,749.3	1,649.4
Depreciation and amortization	95.3	87.3	83.7
Franchise rights impairment	—	4.2	—
Other expenses (income), net	(10.7)	0.1	(1.1)
OPERATING INCOME	740.3	645.3	572.0
Non-operating income (expense) items:
Floorplan interest expense	(53.4)	(45.5)	(42.7)
Other interest expense	(88.3)	(86.9)	(66.0)
Loss on debt extinguishment	—	—	(2.2)
Interest income	0.2	0.3	0.7
Other income (losses), net	5.6	3.6	(0.5)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	604.4	516.8	461.3
Income tax provision	228.6	199.5	177.1
NET INCOME FROM CONTINUING OPERATIONS	375.8	317.3	284.2
Loss from discontinued operations, net of income taxes	(0.9)	(0.9)	(2.8)
NET INCOME	$374.9	$316.4	$281.4
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.10	$2.56	$1.96
Discontinued operations	$(0.01)	$(0.01)	$(0.02)
Net income	$3.09	$2.56	$1.94
Weighted average common shares outstanding	121.3	123.8	144.8
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.05	$2.52	$1.93
Discontinued operations	$(0.01)	$(0.01)	$(0.02)
Net income	$3.04	$2.52	$1.91
Weighted average common shares outstanding	123.3	125.8	147.3
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	120.9	120.9	135.8
See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2010	163,562,149	$1.6	$2.0	$2,365.2	$(289.9)	$2,078.9
Net income	—	—	—	281.4	—	281.4
Repurchases of common stock	—	—	—	—	(584.9)	(584.9)
Stock-based compensation expense	—	—	18.4	—	—	18.4
Shares awarded under stock-based compensation plans, including excess income tax benefit of $22.8	—	—	(0.8)	—	101.6	100.8
BALANCE AT DECEMBER 31, 2011	163,562,149	$1.6	$19.6	$2,646.6	$(773.2)	$1,894.6
Net income	—	—	—	316.4	—	316.4
Repurchases of common stock	—	—	—	—	(582.3)	(582.3)
Stock-based compensation expense	—	—	18.6	—	—	18.6
Shares awarded under stock-based compensation plans, including excess income tax benefit of $10.6	—	—	(11.6)	—	52.8	41.2
BALANCE AT DECEMBER 31, 2012	163,562,149	$1.6	$26.6	$2,963.0	$(1,302.7)	$1,688.5
Net income	—	—	—	374.9	—	374.9
Repurchases of common stock	—	—	—	—	(55.7)	(55.7)
Stock-based compensation expense	—	—	21.3	—	—	21.3
Shares awarded under stock-based compensation plans, including excess income tax benefit of $10.0	—	—	(5.1)	—	37.8	32.7
BALANCE AT DECEMBER 31, 2013	163,562,149	$1.6	$42.8	$3,337.9	$(1,320.6)	$2,061.7

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)

	2013	2012	2011
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$374.9	$316.4	$281.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.9	0.9	2.8
Depreciation and amortization	95.3	87.3	83.7
Amortization of debt issuance costs and accretion of debt discounts	5.7	5.6	4.3
Stock-based compensation expense	21.3	18.6	18.4
Franchise rights impairment	—	4.2	—
Non-cash impairment charges	0.7	0.8	2.2
Write-off of deferred debt issuance costs	—	—	0.4
Net gain on asset sales and dispositions	(9.8)	(0.3)	(3.5)
Deferred income tax provision	9.9	26.8	31.1
Excess tax benefit from stock-based awards	(10.0)	(10.6)	(22.8)
Other	(6.8)	(4.0)	0.3
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	(46.3)	(112.0)	(127.4)
Inventory	(400.1)	(474.7)	70.1
Other assets	(21.5)	(35.8)	(23.6)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	364.2	404.0	(17.6)
Accounts payable	36.7	30.4	36.6
Other liabilities	63.8	60.0	39.5
Net cash provided by continuing operations	478.9	317.6	375.9
Net cash provided by (used in) discontinued operations	5.2	(1.0)	0.5
Net cash provided by operating activities	484.1	316.6	376.4
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(160.8)	(160.6)	(149.1)
Property operating lease buy-outs	(41.9)	(16.8)	(13.8)
Proceeds from the sale of property and equipment	3.1	0.6	3.0
Proceeds from the disposal of assets held for sale	22.7	15.3	10.9
Insurance recoveries on property and equipment	2.5	1.0	0.1
Cash used in business acquisitions, net of cash acquired	(87.9)	(141.6)	(64.2)
Cash received from business divestitures, net of cash relinquished	10.1	6.8	4.9
Proceeds from the sales of restricted investments	—	0.4	—
Other	(5.6)	(2.9)	2.0
Net cash used in continuing operations	(257.8)	(297.8)	(206.2)
Net cash used in discontinued operations	—	—	—
Net cash used in investing activities	(257.8)	(297.8)	(206.2)

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(In millions)
(Continued)

	2013	2012	2011
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(67.3)	(575.6)	(579.8)
Proceeds from 5.5% Senior Notes due 2020	—	350.0	—
Proceeds from term loan facility	—	—	500.0
Payment of term loan facility	—	—	(533.4)
Payment of 7% Senior Notes due 2014	—	(14.7)	—
Proceeds from revolving credit facilities	815.0	1,280.0	940.0
Payments of revolving credit facilities	(1,055.0)	(1,235.0)	(625.0)
Payment of debt issuance costs	—	(6.0)	(13.0)
Net proceeds from vehicle floorplan payable - non-trade	89.0	138.1	40.1
Payments of mortgage facilities	(8.7)	(8.1)	(7.7)
Payments of capital lease and other debt obligations	(26.2)	(5.0)	(0.7)
Proceeds from the exercise of stock options	22.7	30.6	78.0
Excess tax benefit from stock-based awards	10.0	10.6	22.8
Net cash used in continuing operations	(220.5)	(35.1)	(178.7)
Net cash used in discontinued operations	(6.3)	(0.6)	—
Net cash used in financing activities	(226.8)	(35.7)	(178.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(0.5)	(16.9)	(8.5)
CASH AND CASH EQUIVALENTS at beginning of period	69.7	86.6	95.1
CASH AND CASH EQUIVALENTS at end of period	$69.2	$69.7	$86.6

See accompanying Notes to Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of December 31, 2013, we owned and operated 269 new vehicle franchises from 228 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold in 2013, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, BMW, Chrysler, and Volkswagen.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. For convenience, the terms “AutoNation,” “Company,” and “we” are used to refer collectively to AutoNation, Inc. and its subsidiaries, unless otherwise required by the context. Our dealership operations are conducted by our subsidiaries.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Inventory
Inventory consists primarily of new and used vehicles held for sale, valued at the lower of cost or market using the specific identification method. Cost includes acquisition, reconditioning, dealer installed accessories, and transportation expenses. Additionally, we receive floorplan interest assistance from certain manufacturers. This assistance is reflected as a reduction to the inventory cost and as a reduction to cost of sales as the vehicles are sold. At December 31, 2013 and 2012, inventory cost had been reduced by $19.7 million and $15.8 million, respectively, for interest assistance received from manufacturers. Parts, accessories, and other inventory are valued at the lower of acquisition cost (first-in, first-out) or market. See Note 3 of the Notes to Consolidated Financial Statements for more detailed information about our inventory.
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
During 2013 and 2012, we fully impaired certain long-lived assets held and used in continuing operations and recorded non-cash impairment charges of $0.7 million in 2013 and $0.8 million in 2012. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
When property and equipment is identified as held for sale, we reclassify the held for sale assets to Other Current Assets and cease recording depreciation. Assets held for sale in both continuing operations and discontinued operations are reported in the “Corporate and other” category of our segment information.
We had assets held for sale of $59.8 million at December 31, 2013, and $70.4 million at December 31, 2012, included in continuing operations. During 2013 and 2012, we recorded no impairment charges related to our continuing operations assets held for sale.
We had assets held for sale of $34.5 million at December 31, 2013, and $43.2 million at December 31, 2012, included in discontinued operations. During 2013, we recorded no impairment charges related to our discontinued operations assets held for sale. During 2012, we recorded a $0.1 million non-cash impairment charge related to our discontinued operations assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. This charge is recorded as a component of Loss from Discontinued Operations in the Consolidated Statements of Income.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the fourth quarter of 2013, we recognized a gain of $8.1 million ($5.0 million after-tax) related to the sale of a continuing operations held for sale property. This gain is recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and is reported in the “Corporate and other” category of our segment information.
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
Goodwill and franchise rights assets are tested for impairment annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2013. Based on our qualitative assessments of potential goodwill and franchise rights impairment, we determined that it was not more likely than not that the fair values of our reporting units or the fair values of our franchise rights were less than their carrying amounts and we recorded no goodwill or franchise rights impairment charges during 2013.
We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2012. Based on our qualitative assessment of potential goodwill impairment, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we recorded no goodwill impairment charges during 2012. We recorded $4.2 million ($2.6 million after-tax) of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement as a result of the annual franchise impairment test during 2012. The non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value, and is classified as Franchise Rights Impairment in the accompanying Consolidated Statements of Income.
We completed our annual impairment tests for both goodwill and franchise rights as of April 30, 2011, and no impairment charges resulted from the required impairment tests.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Assets
Other assets consist of various items, including, among other items, service loaner and rental vehicle inventory, net, the cash surrender value of corporate-owned life insurance held in a Rabbi Trust for deferred compensation plan participants, and the long-term portions of notes receivable and debt issuance costs. Debt issuance costs are amortized to Other Interest Expense in the accompanying Consolidated Statements of Income using the effective interest method through maturity.
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
Employee Savings Plans
We offer a 401(k) plan to all of our employees and provide a matching contribution to certain employees that participate in the plan. We provided a matching contribution of $5.2 million in 2013, $3.5 million in 2012, and $2.1 million in 2011. Employer matching contributions are subject to a 3-year graded vesting period for employees hired subsequent to January 1, 2011, and are fully vested immediately upon contribution for employees hired prior to January 1, 2011.
We offer a deferred compensation plan (the “Plan”) to provide certain employees and non-employee directors with the opportunity to accumulate assets for retirement on a tax-deferred basis. Participants in the Plan are allowed to defer a portion of their compensation and are fully vested in their respective deferrals and earnings. Participants may choose from a variety of investment options, which determine their earnings credits. We provided a matching contribution to employee participants in the Plan of $0.5 million for 2013, $0.5 million for 2012, and $0.6 million in 2011. One-third of the matching contribution is vested and credited to participants on the first business day of the subsequent calendar year, and an additional one-third vests and is credited on each of the first and second anniversaries of such date. We may also make discretionary contributions, which vest three years after the effective date of the discretionary contribution. Participants eligible for a matching contribution under the Plan are not eligible for a matching contribution in our 401(k) plan. The balances due to participants in the Plan were $51.7 million as of December 31, 2013, and $40.6 million as of December 31, 2012, and are included in Other Current Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.
Stock-Based Compensation
Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. We use the Black-Scholes valuation model to determine compensation expense associated with our stock options. Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant. Certain of our equity-based compensation plans contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost for stock-based awards is recognized on a straight-line basis over the shorter of the stated vesting period or the period until employees become retirement-eligible.
See Note 10 of the Notes to Consolidated Financial Statements for more information about our stock-based compensation arrangements.
Revenue Recognition
Revenue consists of the sales of new and used vehicles, sales of parts and automotive services, commissions from finance and insurance products, and sales of other products. We recognize revenue (which excludes sales taxes) in the

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

period in which products are sold or services are provided. The automotive services we provide include, but are not limited to, customer-paid repairs and maintenance, as well as repairs and maintenance under manufacturer warranties and extended service contracts. We recognize vehicle and finance and insurance revenue when a sales contract has been executed, the vehicle has been delivered, and payment has been received or financing has been arranged. Revenue on finance and insurance products represents commissions earned by us for: (i) loans and leases placed with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts sold, and (iii) other protection products sold.
We sell and receive a commission, which is recognized upon sale, on the following types of products: extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), “tire and wheel” protection, and theft protection products. The products we offer include products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Pursuant to our arrangements with these third-party providers, we primarily sell the products on a straight commission basis; however, we may sell the product, recognize commission, and participate in future profit pursuant to retrospective commission arrangements, which is recognized as earned. Certain commissions earned from the sales of finance and insurance products are subject to chargeback should the contracts be terminated prior to their expirations. An estimated liability for chargebacks against revenue recognized from sales of finance and insurance products is recorded in the period in which the related revenue is recognized. Our estimated liability for chargebacks is based primarily on our historical chargeback experience, and is influenced by the volume of vehicle sales in recent years and increases or decreases in early termination rates resulting from cancellation of vehicle service contracts and other protection products, defaults, refinancings and payoffs before maturity, and other factors. Chargeback liabilities were $67.6 million at December 31, 2013, and $56.0 million at December 31, 2012. See Note 19 of the Notes to Consolidated Financial Statements for more information regarding chargeback liabilities.
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
Advertising
We generally expense the cost of advertising as incurred, net of earned manufacturer reimbursements for specific advertising costs and other discounts. Advertising expense, net of manufacturer advertising reimbursements, was

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

$166.4 million in 2013, $135.7 million in 2012, and $130.2 million in 2011, and is reflected as a component of Selling, General, and Administrative Expenses in the accompanying Consolidated Statements of Income.
Manufacturer advertising rebates that are reimbursements of costs associated with specific advertising expenses are earned in accordance with the respective manufacturers’ reimbursement-based advertising assistance programs, which is typically after we have incurred the corresponding advertising expenses, and are reflected as a reduction of advertising expense. Manufacturer advertising reimbursements classified as an offset to advertising expenses were $42.4 million in 2013, $38.3 million in 2012, and $28.2 million in 2011. All other non-reimbursement-based manufacturer advertising rebates that are not associated with specific advertising expenses are recorded as a reduction of inventory and recognized as a reduction of new vehicle cost of sales in the period the related vehicle is sold.
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
Recent Accounting Pronouncements
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to reduce the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this accounting standard update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial position, results of operations, or cash flows.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

2. RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, at December 31 are as follows:

	2013	2012
Trade receivables	$110.9	$97.6
Manufacturer receivables	172.9	159.9
Other	36.9	39.4
	320.7	296.9
Less: Allowances	(4.0)	(3.4)
	316.7	293.5
Contracts-in-transit and vehicle receivables	424.2	404.9
Receivables, net	$740.9	$698.4

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

We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3. INVENTORY AND VEHICLE FLOORPLAN PAYABLE

The components of inventory at December 31 are as follows:

	2013	2012
New vehicles	$2,330.8	$1,938.0
Used vehicles	346.5	318.7
Parts, accessories, and other	149.9	140.2
Inventory	$2,827.2	$2,396.9

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of vehicle floorplan payables at December 31 are as follows:

	2013	2012
Vehicle floorplan payable - trade	$2,130.1	$1,766.3
Vehicle floorplan payable - non-trade	898.9	773.9
Vehicle floorplan payable	$3,029.0	$2,540.2

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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% during 2013 and 2.0% during 2012. At December 31, 2013, the aggregate capacity under our floorplan credit agreements with various lenders to finance a portion of our used vehicle inventory was $275.0 million, of which $177.3 million had been borrowed. The remaining borrowing capacity of $97.7 million was limited to $50.0 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.9% during 2013 and 2.1% during 2012. At December 31, 2013, the aggregate capacity under our floorplan credit agreements with various lenders to finance our new vehicle inventory was approximately $3.3 billion, of which $2.9 billion had been borrowed.

4. PROPERTY AND EQUIPMENT, NET
A summary of property and equipment, net, at December 31 is as follows:

	2013	2012
Land	$997.1	$924.6
Buildings and improvements	1,552.6	1,451.5
Furniture, fixtures, and equipment	569.3	545.8
	3,119.0	2,921.9
Less: accumulated depreciation and amortization	(883.7)	(826.8)
Property and equipment, net	$2,235.3	$2,095.1

We capitalized interest in connection with various construction projects to upgrade or remodel our facilities of $0.7 million in 2013, $0.6 million in 2012, and $1.0 million in 2011.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net, at December 31 consist of the following:

	2013	2012
Goodwill	$1,259.6	$1,237.4

Franchise rights - indefinite-lived	$329.3	$285.7
Other intangible assets	11.1	9.9
	340.4	295.6
Less: accumulated amortization	(5.3)	(4.3)
Intangible assets, net	$335.1	$291.3

Goodwill
We test goodwill of our Domestic, Import, and Premium Luxury reporting units for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value.
Under accounting standards, an entity is permitted to first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to calculate the fair value of a reporting unit under the quantitative two-step goodwill impairment test. We completed qualitative annual assessments of any potential goodwill impairment as of April 30, 2013 and 2012. Based on our qualitative assessments, we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts and we were therefore not required to perform the two-step goodwill impairment test for any of our reporting units.
We performed a quantitative annual impairment test as of April 30, 2011, and no goodwill impairment charges resulted from the required goodwill impairment test.
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

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill allocated to our reporting units and changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

	Domestic	Import	Premium Luxury	Corporate and other	Consolidated
Goodwill at January 1, 2012 (1)	$156.4	$518.4	$497.4	$—	$1,172.2
Acquisitions and other adjustments	8.8	15.8	40.6	—	65.2
Goodwill at December 31, 2012 (1)	165.2	534.2	538.0	—	1,237.4
Acquisitions and other adjustments	—	21.6	0.6	—	22.2
Goodwill at December 31, 2013 (1)	$165.2	$555.8	$538.6	$—	$1,259.6

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
As of December 31, 2013, we had $329.3 million of franchise rights recorded on our Consolidated Balance Sheet, of which $22.8 million was related to Domestic stores, $122.5 million was related to Import stores, and $184.0 million was related to Premium Luxury stores.
We performed a quantitative annual impairment test as of April 30, 2012, and we recorded a $4.2 million ($2.6 million after-tax) non-cash impairment charge related to rights under a Premium Luxury store’s franchise agreement. This non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its estimated fair value. The decline in the fair value of rights under this store’s franchise agreement reflects the underperformance relative to expectations of this store since our acquisition of it, as well as our expectations for the store’s future prospects. These factors resulted in a reduction in forecasted cash flows and growth rates used to estimate fair value. This non-cash impairment charge is classified as Franchise Rights Impairment in the accompanying Consolidated Statements of Income.
We performed a quantitative annual impairment test as of April 30, 2011, and no franchise rights impairment charges resulted from the required impairment test.
The quantitative impairment test for intangibles with indefinite lives requires the comparison of estimated fair value to its carrying value by store. Fair values of rights under franchise agreements are estimated using Level 3 inputs by discounting expected future cash flows of the store. The forecasted cash flows contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, working capital requirements, capital expenditures, and cost of capital, for which we utilize certain market participant-based assumptions, using third-party industry projections, economic projections, and other marketplace data we believe to be reasonable.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6. INSURANCE
At December 31, 2013 and 2012, current and long-term insurance reserves were included in Other Current Liabilities and Other Liabilities, respectively, in the Consolidated Balance Sheets as follows:

	2013	2012
Insurance reserves - current portion	$24.1	$22.6
Insurance reserves - long-term portion	42.2	38.9
Total insurance reserves	$66.3	$61.5

7. LONG-TERM DEBT
Long-term debt at December 31 consisted of the following:

	2013	2012
6.75% Senior Notes due 2018	$396.3	$395.6
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	300.0	540.0
Mortgage facility(1)	194.7	203.3
Capital leases and other debt	98.9	107.2
	1,839.9	2,096.1
Less: current maturities	(30.1)	(29.8)
Long-term debt, net of current maturities	$1,809.8	$2,066.3

(1)	The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.

At December 31, 2013, aggregate maturities of non-vehicle long-term debt were as follows:

Year Ending December 31:
2014	$30.1
2015	24.8
2016	812.5
2017	174.6
2018	398.7
Thereafter	399.2
$1,839.9
Senior Unsecured Notes and Credit Agreement
At December 31, 2013, we had outstanding $396.3 million of 6.75% Senior Notes due 2018, net of debt discount. Interest is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At December 31, 2013, we had outstanding $350.0 million aggregate principal amount of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of December 31, 2013, we had borrowings outstanding of $300.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at December 31, 2013, leaving an additional borrowing capacity under the revolving credit facility of $854.4 million at December 31, 2013.
During 2011, we expensed $2.2 million pre-tax related to a debt refinancing transaction. These expenses included $0.4 million for the write-off of previously deferred debt issuance costs and are recorded in Loss on Debt Extinguishment in the accompanying Consolidated Statements of Income.
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
Other Debt
At December 31, 2013, we had $194.7 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At December 31, 2013, we had capital lease and other debt obligations of $98.9 million, which are due at various dates through 2033. See Note 8 of the Notes to Consolidated Financial Statements for more information related to capital lease obligations.
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
Under our credit agreement we are required to remain in compliance with a maximum leverage ratio and maximum capitalization ratio. The leverage ratio is a contractually defined amount principally reflecting non-vehicle debt divided by a contractually defined measure of earnings with certain adjustments. The capitalization ratio is a contractually defined amount principally reflecting vehicle floorplan payable and non-vehicle debt divided by our total capitalization including vehicle floorplan payable. Under the credit agreement, the maximum leverage ratio is 3.75x and the maximum capitalization ratio is 65.0%. In calculating our leverage and capitalization ratios, we are not required to include letters of credit in the definition of debt (except to the extent of letters of credit in excess of $150.0 million). In addition, in

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

calculating our capitalization ratio, we are permitted to add back to shareholders’ equity all goodwill, franchise rights, and long-lived asset impairment charges subsequent to September 30, 2011 plus $1.52 billion.
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
Under the terms of our credit agreement, at December 31, 2013, our leverage ratio and capitalization ratio were as follows:

	December 31, 2013
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.25x
Capitalization ratio	≤ 65.0%	57.6%

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

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, wage and hour and other employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if material or if such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material or a statement that such an estimate cannot be made. Our evaluation of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter.
For the years ended December 31, 2013 and 2012, we believe we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and there was no indication of a reasonable possibility that a material loss, or additional material loss, may have been incurred. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations, and cash flows.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Lease Commitments
We lease real property, equipment, and software under various operating leases, most of which have terms from one to twenty years. We account for leases under related accounting guidance and other authoritative literature.
Expenses under real property, equipment, and software leases were $47.6 million in 2013, $47.6 million in 2012, and $53.9 million in 2011. The leases require payment of real estate taxes, insurance, and maintenance in addition to rent. Most of the leases contain renewal options, rent abatements, and rent escalation clauses. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.
Future minimum lease obligations under non-cancelable real property, equipment, and software leases with initial terms in excess of one year at December 31, 2013, are as follows:

Noncancelable Lease Commitments	Capital (1)	Operating(1) (2)
2014	$24.5	$42.2
2015	17.9	38.0
2016	4.7	36.6
2017	11.6	34.0
2018	4.1	31.7
Thereafter	39.6	241.8
Total minimum lease payments	$102.4	$424.3
Less: Amounts representing interest	(21.1)
	$81.3

(1)
Amounts for capital and operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. In 2013, these charges totaled approximately $22 million.

(2)	Future minimum operating lease payments do not reflect future minimum sublease income of $4.8 million.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us in connection with such leases. We generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses. We presently have no reason to believe that we or our

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

subsidiaries will be called on to perform under any such remaining assigned leases or subleases. We estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2014 to 2034 are approximately $39 million at December 31, 2013. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At December 31, 2013, surety bonds, letters of credit, and cash deposits totaled $91.3 million, of which $45.6 million represented letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. The Dodd-Frank Act also provided the Federal Trade Commission (the “FTC”) with new and expanded authority regarding automotive dealers, and the FTC has recently announced an enforcement initiative relating to the advertising practices of automotive dealers.
Additionally, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, is expected to increase our annual employee health care costs that we fund, with the most significant increases commencing in 2015, and significantly increase our cost of compliance and compliance risk related to offering health care benefits.
Further, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. We do not have any material known environmental commitments or contingencies.

9. SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our share repurchase program authorized by our Board of Directors follows:

	2013	2012	2011
Shares repurchased	1.1	16.6	17.1
Aggregate purchase price	$53.5	$580.6	$583.4
Average purchase price per share	$47.37	$34.89	$34.14

In January 2014, our Board of Directors authorized an additional $250 million under our existing share repurchase program. From January 1, 2014 through February 12, 2014 we repurchased an additional 2.4 million shares for an aggregate purchase price of $115.7 million (average purchase price per share of $47.92). As of February 12, 2014, $400.0 million remained available for share repurchases under the program.
We have 5.0 million authorized shares of preferred stock, par value $0.01 per share, none of which are issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of shares of common stock issued in connection with the exercise of stock options follows:

	2013	2012	2011
Shares issued	1.1	1.7	4.4
Proceeds from the exercise of stock options	$22.7	$32.0	$78.7
Average exercise price per share	$20.31	$19.33	$17.74

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise (in actual number of shares):

	2013	2012	2011
Shares issued	137,144	160,740	163,892
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock or to pay for an option exercise	44,738	81,717	59,452

10. STOCK-BASED COMPENSATION
The AutoNation, Inc. 2008 Equity and Incentive Plan (“2008 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards to employees. A maximum of 12.0 million shares may be issued under the 2008 Plan, provided that no more than 2.0 million shares may be issued pursuant to the grant of awards, other than options or stock appreciation rights, that are settled in shares. The exercise price of all stock options granted in 2013 under the 2008 Plan, is equal to the closing price of our common stock on the date such awards were granted.
The AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan (as amended, the “2007 Plan”) provides for the grant of stock options to our non-employee directors. A maximum of 2.0 million shares may be issued under the 2007 Plan. The exercise price of all stock options granted in 2013 under the 2007 Plan is equal to the closing price of our common stock on the date such awards were granted.
Stock Options
In 2013, the Executive Compensation Subcommittee of the Compensation Committee of our Board of Directors approved an annual grant of 0.8 million employee stock options for 2013. One-fourth of each employee stock option award that was approved in 2013 was granted on each of March 1, June 3, September 3, and December 2, 2013. Additionally, each of our non-employee directors received an automatic grant of an option to purchase 5,000 shares of our common stock on each of March 1, June 3, September 3, and December 2, 2013. The options granted in 2013 have an exercise price equal to the closing price per share on the grant date ($43.45 on March 1, $46.22 on June 3, $47.25 on September 3, and $48.80 on December 2, 2013).
Stock options granted under all plans are non-qualified. Upon exercise, shares of common stock are issued from our treasury stock. Employee stock options have a term of 10 years from the first date of grant (i.e., all employee stock options granted in 2013 will expire on March 1, 2023) and vest in equal installments over four years commencing on June 1 of the year following the grant date (e.g., 25% of each option grant made in 2013 will vest on June 1, 2014).
Stock option awards granted to non-employee directors have a term of 10 years from the first date of grant and vest in 25% annual increments on each June 1 of the four years following the grant date, or in full upon termination of Board membership if prior to June 1 of the fourth year following the grant date.
We use the Black-Scholes valuation model to determine compensation expense and amortize compensation expense over the requisite service period of the grants on a straight-line basis. Certain of our equity-based compensation plans

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

contain provisions that provide for vesting of awards upon retirement. Accordingly, compensation cost is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.
The following table summarizes the assumptions used relating to the valuation of our stock options during 2013, 2012, and 2011:

Grant Year
	2013	2012	2011
Risk-free interest rate	0.58% - 2.24%	0.49% - 1.40%	0.62% - 2.81%
Expected dividend yield	—	—	—
Expected term	4 - 7 years	4 - 7 years	4 - 7 years
Expected volatility	29% - 44%	39% - 48%	39% - 50%

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
The following table summarizes stock option activity during 2013:

	Stock Options
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1	6.2	$24.29
Granted (1)	1.0	$46.43
Exercised	(1.1)	$20.31
Forfeited	(0.1)	$35.40
Expired	—	$—
Options outstanding as of December 31	6.0	$28.48	6.58	$127.4
Options exercisable at December 31	3.5	$21.23	5.48	$100.7
Options exercisable at December 31 and expected to vest thereafter	6.0	$28.35	6.56	$127.1
Options available for future grants at December 31	6.0

(1)	The options granted during 2013, are related to our employee and non-employee director quarterly stock option award grants in March, June, September, and December 2013.
The weighted average grant-date fair value of stock options granted and total intrinsic value of stock options exercised are summarized in the following table:

	2013	2012	2011
Weighted average grant-date fair value of stock options granted	$17.93	$15.25	$15.69
Total intrinsic value of stock options exercised (in millions)	$31.3	$36.2	$81.0

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted Stock
In 2013, the Executive Compensation Subcommittee of the Compensation Committee of our Board of Directors approved a total of 0.1 million shares of restricted stock, all of which were granted to restricted stock-eligible employees on March 1, 2013.
Restricted stock awards are considered nonvested share awards as defined under generally accepted accounting principles and are issued from our treasury stock. Restricted stock awards vest in equal installments over four years commencing on June 1 of the year following the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized over the shorter of the stated vesting period or the period until employees become retirement-eligible.
The following table summarizes information about vested and unvested restricted stock for 2013:

	Restricted Stock
	Shares (in millions)	Weighted-Average Grant Date Fair Value
Nonvested at January 1	0.3	$27.81
Granted (1)	0.1	$43.45
Vested	(0.1)	$24.33
Forfeited	—	$—
Nonvested at December 31	0.3	$35.76

(1)	The restricted stock awards granted during 2013 are related to our employee annual restricted stock award grant in March 2013.
The weighted average grant-date fair value of restricted stock awards granted and total fair value of restricted stock awards vested are summarized in the following table:

	2013	2012	2011
Weighted average grant-date fair value of restricted stock awards granted	$43.45	$34.31	$32.50
Total fair value of restricted stock awards vested (in millions)	$6.8	$5.8	$5.5
Compensation Expense
The following table summarizes the total stock-based compensation expense recognized in Selling, General, and Administrative Expenses in the Consolidated Statements of Income and the total recognized tax benefit related thereto:

	2013	2012	2011
Stock options	$16.6	$14.8	$15.2
Restricted stock	4.7	3.8	3.2
Total stock-based compensation expense	$21.3	$18.6	$18.4

Tax benefit related to stock-based compensation expense	$8.1	$7.1	$7.0
As of December 31, 2013, there was $20.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, of which $13.5 million relates to stock options and $6.6 million relates to restricted stock. These amounts are expected to be recognized over a weighted average period of 1.6 years.
We realized tax benefits related to stock options exercised and/or vesting of restricted stock of $14.3 million in 2013, $15.9 million in 2012, and $32.8 million in 2011.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. INCOME TAXES
The components of the income tax provision from continuing operations for the years ended December 31 are as follows:

	2013	2012	2011
Current:
Federal	$189.7	$146.9	$125.3
State	28.9	25.1	21.3
Federal and state deferred	13.4	27.1	31.3
Change in valuation allowance, net	(3.7)	0.1	(0.2)
Adjustments and settlements	0.3	0.3	(0.6)
Income tax provision	$228.6	$199.5	$177.1

A reconciliation of the income tax provision calculated using the statutory federal income tax rate to our income tax provision from continuing operations for the years ended December 31 is as follows:

	2013	%	2012	%	2011	%
Income tax provision at statutory rate	$211.6	35.0	$180.9	35.0	$161.4	35.0
Non-deductible expenses (income), net	(0.6)	(0.1)	(0.2)	—	1.1	0.2
State income taxes, net of federal benefit	21.7	3.6	18.8	3.6	16.7	3.6
	232.7	38.5	199.5	38.6	179.2	38.8
Change in valuation allowance, net	(3.7)	(0.6)	0.1	—	(0.2)	—
Adjustments and settlements	0.3	—	0.3	—	(0.6)	(0.2)
Other, net	(0.7)	(0.1)	(0.4)	—	(1.3)	(0.2)
Income tax provision	$228.6	37.8	$199.5	38.6	$177.1	38.4

Deferred income tax asset and liability components at December 31 are as follows:

	2013	2012
Deferred income tax assets:
Inventory	$24.6	$20.3
Receivable reserves	3.0	4.0
Warranty, chargeback, and self-insurance liabilities	49.2	42.8
Other accrued liabilities	21.6	18.7
Deferred compensation	19.7	12.9
Stock-based compensation	24.1	20.6
Loss carryforwards—federal and state	10.5	13.8
Other, net	12.7	15.4
Total deferred income tax assets	165.4	148.5
Valuation allowance	(2.7)	(6.5)
Deferred income tax assets, net of valuation allowance	162.7	142.0
Deferred income tax liabilities:
Long-lived assets (intangible assets and property)	(200.2)	(170.1)
Other, net	(21.3)	(16.6)
Total deferred income tax liabilities	(221.5)	(186.7)
Net deferred income tax assets (liabilities)	$(58.8)	$(44.7)

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We had $57.7 million of current deferred income tax assets and $116.5 million of non-current deferred income tax liabilities at December 31, 2013, and $44.7 million of current deferred income tax assets, and $89.4 million of non-current deferred income tax liabilities at December 31, 2012. Current deferred income tax assets are classified as Other Current Assets and non-current deferred income tax liabilities are classified as Deferred Income Taxes in the accompanying Consolidated Balance Sheets.
Income taxes payable included in Other Current Liabilities totaled $8.4 million at December 31, 2013 and $3.2 million at December 31, 2012.
At December 31, 2013, we had $173.5 million of gross domestic state net operating loss carryforwards and capital loss carryforwards, and $4.5 million of state tax credits, all of which result in a deferred tax asset of $10.5 million and expire from 2014 through 2034. At December 31, 2013, we had $2.7 million of valuation allowance related to these loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide valuation allowances to offset portions of deferred tax assets due to uncertainty surrounding the future realization of such deferred tax assets. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Certain decreases to valuation allowances are offset against intangible assets associated with business acquisitions accounted for under the acquisition method of accounting.
During 2013, we completed a restructuring of certain of our subsidiaries, a consequence of which was the release of a valuation allowance of $3.4 million, which was reflected as a benefit in our income tax provision for the three and twelve months ended December 31, 2013.
We recognized net tax benefits related to the adjustment and resolution of certain income tax matters of $1.3 million in 2011.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. Currently, no tax years are under examination by the IRS and tax years from 2009 to 2010 are under examination by U.S. state jurisdictions. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at January 1	$6.8	$6.4	$6.9
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	0.8	0.5	0.9
Reductions for tax positions of prior years	(0.2)	—	—
Reductions for expirations of statute of limitations	(2.2)	—	—
Settlements	(0.4)	(0.1)	(1.4)
Balance at December 31	$4.8	$6.8	$6.4

We had accumulated interest and penalties associated with these unrecognized tax benefits of $5.1 million at December 31, 2013, $4.5 million at December 31, 2012, and $4.0 million at December 31, 2011. We additionally had a deferred tax asset of $3.6 million at December 31, 2013, $5.5 million at December 31, 2012, and $5.2 million at December 31, 2011, related to these balances. The net of the unrecognized tax benefits, associated interest, penalties, and deferred tax asset was $6.3 million at December 31, 2013, $5.8 million at December 31, 2012, and $5.2 million at December 31, 2011, which if resolved favorably (in whole or in part) would reduce our effective tax rate. The unrecognized tax benefits, associated interest, penalties, and deferred tax asset are included as components of Other Assets and Other Liabilities in the Consolidated Balance Sheets.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of income tax expense. We recognized $0.4 million during 2013, $0.3 million during 2012, and $0.3 million during 2011 (each net of tax effect), of interest and penalties as part of the provision for income taxes in the Consolidated Statements of Income.
We do not expect that our unrecognized tax benefits will significantly increase or decrease during the twelve months beginning January 1, 2014.
In September 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. These regulations will be effective for our tax year beginning January 1, 2014. We are currently assessing the impact of these regulations and do not anticipate they will have a material impact on our consolidated financial position, results of operations, or cash flows.

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
The following table presents the calculation of basic and diluted EPS:

	2013	2012	2011
Net income from continuing operations	$375.8	$317.3	$284.2
Loss from discontinued operations, net of income taxes	(0.9)	(0.9)	(2.8)
Net income	$374.9	$316.4	$281.4

Weighted average common shares outstanding used in calculating basic EPS	121.3	123.8	144.8
Effect of dilutive stock options	2.0	2.0	2.5
Weighted average common shares used in calculating diluted EPS	123.3	125.8	147.3

Basic EPS amounts:
Continuing operations	$3.10	$2.56	$1.96
Discontinued operations	$(0.01)	$(0.01)	$(0.02)
Net income	$3.09	$2.56	$1.94

Diluted EPS amounts:
Continuing operations	$3.05	$2.52	$1.93
Discontinued operations	$(0.01)	$(0.01)	$(0.02)
Net income	$3.04	$2.52	$1.91

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	2013	2012	2011
Anti-dilutive options excluded from the computation of diluted earnings per share	0.6	0.9	0.4

13. DIVESTITURES
Discontinued operations are related to stores that were sold or terminated, that we have entered into an agreement to sell or terminate, or for which we otherwise deem a proposed sales transaction or termination to be probable, with no material changes expected. Generally, the sale of a store is completed within 60 to 90 days after the date of a sale agreement. We have accounted for a store that either has been disposed of or is classified as held for sale as a discontinued operation if (a) the operations and cash flows of the store were eliminated from our ongoing operations and (b) we had no significant continuing involvement in the operations of the store after the disposal transaction.
In evaluating whether a store’s cash flows were eliminated from our ongoing operations, we considered whether we expected to continue to generate revenues or incur expenses from the sale of similar products or services to customers of the disposed store in the same geographic market. If we believed that a significant portion of the cash flows previously generated by the disposed store had migrated to our other operating stores, we did not treat the disposition as a discontinued operation.
We received proceeds (net of cash relinquished) of $10.1 million during 2013, $6.8 million during 2012, and $4.9 million during 2011 related to discontinued operations.
We had a loss from discontinued operations totaling $0.9 million in 2013, net of income taxes, primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed and other adjustments related to disposed operations, partially offset by a gain on disposal of a store during the second quarter of 2013.
We had a loss from discontinued operations totaling $0.9 million in 2012, net of income taxes, primarily related to carrying costs for real estate we have not yet sold associated with stores that have been closed.
We had a loss from discontinued operations totaling $2.8 million in 2011, net of income taxes, primarily related to carrying costs for real estate not yet sold related to stores that had been closed, as well as expected losses on real estate to be sold.
We had assets held for sale in discontinued operations of $36.7 million at December 31, 2013 and $45.4 million at December 31, 2012, primarily related to real estate we have not yet sold associated with stores that have been closed. Assets and liabilities of discontinued operations are reported in the “Corporate and other” category of our segment information in Note 20 below.
During the first quarter of 2014, we divested our customer lead distribution business, the operations of which we reported in the “Corporate and other” category of our segment information. We received cash and other consideration of approximately $11 million and recorded a gain of approximately $8 million ($5 million after-tax), which will be included in our results for the three months ended March 31, 2014.

14. ACQUISITIONS
We purchased five stores and related assets during 2013, six in 2012, and one in 2011. The amounts incurred related to acquisitions, including capital leases and deferred purchase price commitments, were $95.7 million in 2013, $203.7 million in 2012, and $64.2 million in 2011. Acquisitions are included in the Consolidated Financial Statements from the date of acquisition. The purchase price allocations for the business combinations in 2013 are tentative and subject to final adjustment.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The acquisitions that occurred during 2013 were not material to our financial condition or results of operations. Additionally, the pro forma consolidated statements of income as if the results of these acquisitions had been included in our consolidated results for the entire years ended December 31, 2013 and 2012, would not have been materially different from our reported consolidated statements of income for these periods.

15. RELATED PARTY TRANSACTIONS
It is our policy that transactions with affiliated parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third-party.
We are parties to agreements with certain manufacturers that eliminate any potential adverse consequences under our framework agreements with those manufacturers in the event that ESL Investments, Inc. and certain of its investment affiliates acquire 50% or more of our common stock.
There were no other material transactions with related parties in the years ended December 31, 2013, 2012, or 2011.

16. CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities of $7.8 million in 2013 related to capital leases associated with our November 2013 acquisitions, and $62.1 million in 2012 related to capital leases and deferred purchase price commitments associated with our December 2012 acquisitions. We also had non-cash investing activities related to other increases in property acquired under capital leases of $10.2 million during 2013, $20.1 million during 2012, and $24.2 million during 2011. We also had accrued purchases of property and equipment of $28.1 million at December 31, 2013, $23.6 million at December 31, 2012, and $17.3 million at December 31, 2011. The effect of non-cash transactions is excluded from the accompanying Consolidated Statements of Cash Flows.
We made interest payments of $136.0 million in 2013, $119.6 million in 2012, and $103.6 million in 2011 including interest on vehicle inventory financing. We made income tax payments, net of income tax refunds, of $200.3 million in 2013, $147.0 million in 2012, and $121.1 million in 2011.

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

	December 31, 2013	December 31, 2012
Carrying value	$1,039.9	$1,056.1
Fair value	$1,135.2	$1,138.0

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

Goodwill and Other Intangible Assets
Under accounting standards, we chose to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of our reporting units under the two-step goodwill impairment test. We completed our qualitative annual assessments of potential goodwill impairment as of April 30, 2013 and 2012, and we determined that it was not more likely than not that the fair values of our reporting units were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of goodwill during 2013 or 2012.
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives. Under accounting standards, we chose to make a qualitative evaluation about the likelihood of franchise rights impairment to determine whether it was necessary to perform a quantitative impairment

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

test. We completed our qualitative assessment of franchise rights impairment as of April 30, 2013, and we determined that it was not more likely than not that the fair values of our franchise rights were less than their carrying amounts. Accordingly, no impairment charges were recorded for the carrying value of franchise rights during 2013.
During 2012 we performed a quantitative impairment test and we recorded $4.2 million of non-cash impairment charges related to rights under a Premium Luxury store’s franchise agreement. The non-cash impairment charge was recorded to reduce the carrying value of the store’s franchise agreement to its fair value, and is classified as Franchise Rights Impairment in the accompanying Consolidated Statements of Income.
The development of the assumptions used in our annual impairment tests is coordinated by our financial planning and analysis group, and the assumptions are reviewed by management. See Note 5 of the Notes to Consolidated Financial Statements for information on how fair value measurements are derived for our goodwill and franchise rights in our quantitative impairment tests.
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
Long-lived Assets Held and Used in Continuing Operations
During 2013 and 2012, we fully impaired certain long-lived assets held and used in continuing operations and recorded non-cash impairment charges of $0.7 million in 2013 and $0.8 million in 2012. These charges are recorded as a component of Other Expenses (Income), Net in the Consolidated Statements of Income and are reported in the “Corporate and other” category of our segment information.
Long-lived Assets Held for Sale in Continuing Operations
During 2013 and 2012, we recorded no impairment charges related to our long-lived assets held for sale in continuing operations.
Long-lived Assets Held for Sale in Discontinued Operations
During 2013, we recorded no impairment charges related to our discontinued operations assets held for sale.
During 2012, long-lived assets held for sale in discontinued operations with a carrying amount of $3.8 million were written down to their fair value of $3.7 million, resulting in a non-cash impairment charge of $0.1 million. This non-cash

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

impairment charge related to assets held for sale in discontinued operations was included in Loss from Discontinued Operations in our Consolidated Statements of Income.
As of December 31, 2013, we had assets held for sale of $59.8 million in continuing operations and $34.5 million in discontinued operations. As of December 31, 2012, we had assets held for sale of $70.4 million in continuing operations and $43.2 million in discontinued operations.

18. BUSINESS AND CREDIT CONCENTRATIONS
We own and operate franchised automotive stores in the United States pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the store. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production, and distribution capabilities of the vehicle manufacturers or distributors of which we hold franchises. We had receivables from manufacturers or distributors of $172.9 million at December 31, 2013, and $159.9 million at December 31, 2012. Additionally, a large portion of our Contracts-in-Transit included in Receivables, net, in the accompanying Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.
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
Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2013, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

19. CHARGEBACK RESERVES
We may be charged back for commissions related to financing, vehicle service, or protection products in the event of early termination, default, or prepayment of the contracts by customers (“chargebacks”). However, our exposure to loss generally is limited to the commissions that we receive. These commissions are recorded at the time of the sale of the vehicles, net of an estimated liability for chargebacks. The following is a rollforward of our estimated chargeback liability for each of the three years presented in our Consolidated Financial Statements:

	2013	2012	2011
Balance - January 1	$56.0	$46.2	$42.5
Add: Provisions	64.4	52.9	39.9
Deduct: Chargebacks	(52.8)	(43.1)	(36.2)
Balance - December 31	$67.6	$56.0	$46.2

20. SEGMENT INFORMATION
At December 31, 2013, 2012, and 2011, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by General Motors, Ford, and Chrysler. Our Import segment is comprised of retail automotive franchises

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers, a customer lead distribution business, and an auction operation, each of which generates revenues, as well as unallocated corporate overhead expenses and retrospective commissions for certain finance and insurance transactions that we arrange under agreements with third parties.
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
Reportable segment revenue, segment income, floorplan interest expense, depreciation and amortization, total assets, and capital expenditures are as follows:

	Years Ended December 31,
	2013	2012	2011
Revenues:
Domestic	$5,835.3	$5,131.6	$4,655.4
Import	6,375.0	5,827.5	4,933.3
Premium Luxury	5,152.3	4,553.3	4,096.4
Total segment revenue	17,362.6	15,512.4	13,685.1
Corporate and other	155.0	155.1	147.2
Total consolidated revenue	$17,517.6	$15,667.5	$13,832.3

	Years Ended December 31,
	2013	2012	2011
Segment income*:
Domestic	$246.6	$209.4	$180.0
Import	280.1	257.9	227.1
Premium Luxury	321.4	270.4	244.1
Total segment income	848.1	737.7	651.2
Corporate and other	(161.2)	(137.9)	(121.9)
Other interest expense	(88.3)	(86.9)	(66.0)
Loss on debt extinguishment	—	—	(2.2)
Interest income	0.2	0.3	0.7
Other income (losses), net	5.6	3.6	(0.5)
Income from continuing operations before income taxes	$604.4	$516.8	$461.3
*Segment income for each of our segments is defined as operating income less floorplan interest expense.

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Years Ended December 31,
	2013	2012	2011
Floorplan interest expense:
Domestic	$23.7	$20.2	$20.4
Import	16.3	14.2	11.2
Premium Luxury	12.6	10.7	9.7
Corporate and other	0.8	0.4	1.4
Total floorplan interest expense	$53.4	$45.5	$42.7

	Years Ended December 31,
	2013	2012	2011
Depreciation and amortization:
Domestic	$25.1	$23.0	$20.7
Import	28.1	25.0	22.4
Premium Luxury	26.9	25.1	23.4
Corporate and other	15.2	14.2	17.2
Total depreciation and amortization	$95.3	$87.3	$83.7

	Years Ended December 31,
	2013	2012	2011
Assets:
Domestic	$2,143.1	$1,895.0	$1,539.1
Import	2,030.4	1,787.4	1,487.6
Premium Luxury	1,633.6	1,541.6	1,295.0
Corporate and other:
Goodwill	1,259.6	1,237.4	1,172.2
Franchise rights	329.3	285.7	212.6
Other Corporate and other assets	518.1	455.9	492.3
Total assets	$7,914.1	$7,203.0	$6,198.8

	Years Ended December 31,
	2013	2012	2011
Capital expenditures:
Domestic	$61.9	$69.5	$31.7
Import	76.1	55.2	60.6
Premium Luxury	45.5	33.1	55.5
Corporate and other	23.7	25.8	10.3
Total capital expenditures	$207.2	$183.6	$158.1

AUTONATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

21. MULTIEMPLOYER PENSION PLANS
Five of our 228 stores participate in multiemployer pension plans. We contribute to these multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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
One of the multiemployer pension plans in which we participate is designated as being in “red zone” status, as defined by the Pension Protection Act (PPA) of 2006. Our participation in this plan for the year ended December 31, 2013, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent PPA zone status available in 2013 and 2012 is for the plan’s year end at December 31, 2012, and December 31, 2011, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject. A rehabilitation plan has been implemented for this plan. There have been no significant changes that affect the comparability of 2013, 2012, and 2011 contributions.

		Pension Protection Act Zone Status		Contributions of AutoNation ($ in millions) (1)				Expiration Date of Collective-Bargaining Agreement
Pension Fund	EIN/Pension PlanNumber	2013	2012	2013	2012	2011	Surcharge Imposed
Automotive Industries Pension Plan	94-1133245 - 001	Red	Red	$0.7	$0.6	$0.5	No	(2)
Other funds				0.4	0.3	0.2
Total contributions				$1.1	$0.9	$0.7

(1)	Our stores were not listed in the Automotive Industries Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2012 or 2011.

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

AUTONATION, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In a stable environment, our operations generally experience higher volumes of vehicle unit sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for vehicles and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where stores may be subject to adverse winter conditions. However, we typically experience higher sales of Premium Luxury vehicles, which have higher average selling prices and gross profit per vehicle retailed, in the fourth quarter. Revenue and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, and actual or threatened severe weather events.
The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2013 and 2012.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2013	$4,096.4	$4,426.5	$4,470.8	$4,523.9
	2012	$3,657.0	$3,904.5	$3,933.8	$4,172.2

Gross profit	2013	$664.0	$696.1	$696.6	$703.2
	2012	$603.0	$628.0	$622.6	$632.6

Operating income	2013	$169.4	$180.9	$187.2	$202.8
	2012	$148.7	$164.2	$163.7	$168.7

Income from continuing operations	2013	$83.2	$90.1	$92.8	$109.7
	2012	$73.5	$79.0	$81.9	$82.9

Net income	2013	$83.0	$89.9	$92.6	$109.4
	2012	$73.0	$78.6	$81.6	$83.2

Basic earnings per share from continuing operations(1)	2013	$0.69	$0.74	$0.76	$0.90
	2012	$0.56	$0.65	$0.68	$0.68

Diluted earnings per share from continuing operations(1)	2013	$0.68	$0.73	$0.75	$0.89
	2012	$0.56	$0.64	$0.66	$0.67

(1)
The sum of quarterly basic and diluted earnings per share from continuing operations may not equal full year amounts as reported in the Consolidated Statements of Income due to the effect of the calculation of weighted average common stock equivalents on a quarterly basis.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our independent auditor, KPMG LLP, also concluded that we maintained effective internal control over financial reporting as set forth in its Report of Independent Registered Public Accounting Firm which is included in Part II, Item 8 of this Form 10-K.

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
The other information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 11.   EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to AutoNation’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

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
February 13, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. JACKSON	Chairman of the Board and Chief	February 13, 2014
Michael J. Jackson	Executive Officer (Principal Executive Officer)

/S/ CHERYL SCULLY	Interim Chief Financial Officer	February 13, 2014
Cheryl Scully	(Principal Financial Officer)

/S/ MICHAEL J. STEPHAN	Vice President – Corporate	February 13, 2014
Michael J. Stephan	Controller (Principal Accounting Officer)

/S/ ROBERT J. BROWN	Director	February 13, 2014
Robert J. Brown

/S/ RICK L. BURDICK	Director	February 13, 2014
Rick L. Burdick

/S/ DAVID B. EDELSON	Director	February 13, 2014
David B. Edelson

/S/ ROBERT R. GRUSKY	Director	February 13, 2014
Robert R. Grusky

/S/ MICHAEL LARSON	Director	February 13, 2014
Michael Larson

/S/ MICHAEL E. MAROONE	Director	February 13, 2014
Michael E. Maroone

/S/ CARLOS A. MIGOYA	Director	February 13, 2014
Carlos A. Migoya

/S/ G. MIKE MIKAN	Director	February 13, 2014
G. Mike Mikan

/S/ ALISON H. ROSENTHAL	Director	February 13, 2014
Alison H. Rosenthal

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of AutoNation, Inc.	10-Q	001-13107	3.1	8/13/99
3.2	Amended and Restated By-Laws of AutoNation, Inc.	8-K	001-13107	3.1	3/23/12
4.1	Indenture, dated April 14, 2010 (the “2010 Indenture”), among AutoNation, Inc. and Wells Fargo Bank, National Association.	8-K	001-13107	4.1	4/15/10
4.2	Supplemental Indenture to 2010 Indenture, dated April 14, 2010, relating to the Company’s 6.75% Senior Notes due 2018.	8-K	001-13107	4.2	4/15/10
4.3	Form of 6.75% Senior Notes due 2018 (included in Exhibit 4.14).	8-K	001-13107	4.2	4/15/10
4.4	Supplemental Indenture to 2010 Indenture, dated February 1, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	8-K	001-13107	4.2	2/1/12
4.5	Form of 5.5% Senior Notes due 2020 (included in Exhibit 4.16).	8-K	001-13107	4.2	2/1/12
4.6	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 6.75% Senior Notes due 2020.	10-Q	001-13107	4.5	4/25/12
4.7	Supplemental Indenture to 2010 Indenture, dated March 7, 2012, relating to the Company’s 5.5% Senior Notes due 2020.	10-Q	001-13107	4.6	4/25/12
10.1	AutoNation, Inc. 1995 Amended and Restated Employee Stock Option Plan, as amended to date.	10-Q	001-13107	10.2	8/14/00
10.2	AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.10	3/31/99
10.3	Amendment, dated October 24, 2006, to the AutoNation, Inc. Amended and Restated 1995 Non-Employee Director Stock Option Plan.	10-Q	001-13107	10.1	10/27/06
10.4	AutoNation, Inc. Amended and Restated 1997 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.4	2/28/07
10.5	AutoNation, Inc. Amended and Restated 1998 Employee Stock Option Plan, as amended and restated on February 5, 2007.	10-K	001-13107	10.5	2/28/07
10.6	AutoNation, Inc. Deferred Compensation Plan, as amended and restated.	S-8	333-170737	10.1	11/19/10
10.7	Employment Agreement dated July 25, 2013, between AutoNation, Inc. and Michael J. Jackson, Chairman and Chief Executive Officer.	8-K	001-13107	10.1	7/26/13
10.8	Employment Agreement dated July 25, 2013, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.	8-K	001-13107	10.2	7/26/13
10.9*	Amended Employment Agreement dated February 12, 2014, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer.
10.10	AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan.	10-K	001-13107	10.17	2/28/07
10.11	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of October 26, 2010.	10-Q	001-13107	10.4	10/28/10

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
10.12	Amendment to the AutoNation, Inc. 2007 Non-Employee Director Stock Option Plan, effective as of February 1, 2012.	8-K	001-13107	10.2	2/2/12
10.13	Form of Waiver, executed by each of the Company’s non-employee directors.	10-Q	001-13107	10.1	7/27/11
10.14	AutoNation, Inc. Senior Executive Incentive Bonus Plan.	8-K	001-13107	10.1	2/2/12
10.15	AutoNation, Inc. 2008 Employee Equity and Incentive Plan.	10-Q	001-13107	10.1	4/25/08
10.16	Form of Stock Option Agreement for stock options granted under the AutoNation, Inc. employee stock options plans other than the 2008 Employee Equity and Incentive Plan.	10-K	001-13107	10.12	2/24/05
10.17	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for 2008 grants).	10-K	001-13107	10.16	2/17/09
10.18	Form of Restricted Stock Agreement under the 2008 Employee Equity Incentive and Incentive Plan (for 2008 grants).	10-K	001-13107	10.17	2/17/09
10.19	Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.4	4/24/09
10.20	Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan (for grants in 2009 and thereafter).	10-Q	001-13107	10.5	4/24/09
10.21*	Written Description of Compensatory Arrangement.
10.22	Honda Agreement, dated January 28, 2009, between AutoNation, Inc., American Honda Motor Co., Inc. and ESL Investments, Inc.	8-K	001-13107	10.1	1/29/09
10.23	Stockholder Agreement, dated August 16, 2010, among AutoNation, Inc., Cascade Investment, L.L.C. and the Bill & Melinda Gates Foundation Trust.	8-K	001-13107	10.1	8/16/10
10.24	Credit Agreement, dated as of December 7, 2011, by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other parties thereto.	8-K	001-13107	10.1	12/8/11
12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of AutoNation, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith
Exhibits 10.1 through 10.21 are management contracts or compensatory plans, contracts, or arrangements.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.