Form 10-Q
period 2014-03-31
AUTONATION, INC.
filed 2014-04-18
CIK 350698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
As of April 16, 2014, the registrant had 119,394,566 shares of common stock outstanding.

AUTONATION, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.2	$69.2
Receivables, net	663.6	740.9
Inventory	2,712.0	2,827.2
Other current assets	192.9	192.7
Total Current Assets	3,637.7	3,830.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $901.3 million and $883.7 million, respectively	2,244.2	2,235.3
GOODWILL	1,257.8	1,259.6
OTHER INTANGIBLE ASSETS, NET	334.9	335.1
OTHER ASSETS	269.4	254.1
Total Assets	$7,744.0	$7,914.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Vehicle floorplan payable - trade	$1,986.9	$2,130.1
Vehicle floorplan payable - non-trade	857.3	898.9
Accounts payable	253.3	263.0
Current maturities of long-term debt	11.9	30.1
Other current liabilities	474.1	429.7
Total Current Liabilities	3,583.5	3,751.8
LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,792.0	1,809.8
DEFERRED INCOME TAXES	119.1	116.5
OTHER LIABILITIES	180.5	174.3
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 163,562,149 shares issued at March 31, 2014, and December 31, 2013, including shares held in treasury	1.6	1.6
Additional paid-in capital	43.4	42.8
Retained earnings	3,433.0	3,337.9
Treasury stock, at cost; 44,200,833 and 42,646,753 shares held, respectively	(1,409.1)	(1,320.6)
Total Shareholders’ Equity	2,068.9	2,061.7
Total Liabilities and Shareholders’ Equity	$7,744.0	$7,914.1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
New vehicle	$2,428.6	$2,257.7
Used vehicle	1,049.7	1,009.7
Parts and service	671.0	636.6
Finance and insurance, net	172.4	155.6
Other	41.8	36.8
TOTAL REVENUE	4,363.5	4,096.4
Cost of sales:
New vehicle	2,282.7	2,116.0
Used vehicle	955.4	923.7
Parts and service	384.3	364.3
Other	33.7	28.4
TOTAL COST OF SALES (excluding depreciation shown below)	3,656.1	3,432.4
Gross Profit:
New vehicle	145.9	141.7
Used vehicle	94.3	86.0
Parts and service	286.7	272.3
Finance and insurance	172.4	155.6
Other	8.1	8.4
TOTAL GROSS PROFIT	707.4	664.0
Selling, general, and administrative expenses	500.7	473.3
Depreciation and amortization	25.6	22.7
Other income, net	(8.0)	(1.4)
OPERATING INCOME	189.1	169.4
Non-operating income (expense) items:
Floorplan interest expense	(13.2)	(12.9)
Other interest expense	(21.6)	(22.3)
Interest income	—	0.1
Other income, net	1.5	1.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	155.8	135.9
Income tax provision	60.3	52.7
NET INCOME FROM CONTINUING OPERATIONS	95.5	83.2
Loss from discontinued operations, net of income taxes	(0.4)	(0.2)
NET INCOME	$95.1	$83.0
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.80	$0.69
Discontinued operations	$—	$—
Net income	$0.80	$0.69
Weighted average common shares outstanding	119.5	121.0
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.79	$0.68
Discontinued operations	$—	$—
Net income	$0.78	$0.67
Weighted average common shares outstanding	121.3	123.0
COMMON SHARES OUTSTANDING, net of treasury stock, at period end	119.4	121.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2013	163,562,149	$1.6	$42.8	$3,337.9	$(1,320.6)	$2,061.7
Net income	—	—	—	95.1	—	95.1
Repurchases of common stock	—	—	—	—	(116.2)	(116.2)
Stock-based compensation expense	—	—	7.3	—	—	7.3
Shares awarded under stock-based compensation plans, including income tax benefit of $5.7	—	—	(6.7)	—	27.7	21.0
BALANCE AT MARCH 31, 2014	163,562,149	$1.6	$43.4	$3,433.0	$(1,409.1)	$2,068.9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2014	2013
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$95.1	$83.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.4	0.2
Depreciation and amortization	25.6	22.7
Amortization of debt issuance costs and accretion of debt discounts	1.4	1.4
Stock-based compensation expense	7.3	6.7
Deferred income tax provision	1.5	4.3
Net (gain) loss related to business/property dispositions	(8.3)	0.1
Non-cash impairment charges	0.3	—
Excess tax benefit from stock-based awards	(5.7)	(3.0)
Other	(1.2)	(2.9)
(Increase) decrease, net of effects from business combinations and divestitures:
Receivables	74.0	108.1
Inventory	115.5	(111.8)
Other assets	(11.9)	(3.5)
Increase (decrease), net of effects from business combinations and divestitures:
Vehicle floorplan payable-trade, net	(143.2)	75.2
Accounts payable	(0.6)	(13.9)
Other liabilities	65.7	64.6
Net cash provided by continuing operations	215.9	231.2
Net cash provided by (used in) discontinued operations	(0.3)	3.9
Net cash provided by operating activities	215.6	235.1
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(49.3)	(37.2)
Property operating lease buy-outs	(0.4)	(0.5)
Proceeds from assets held for sale	0.2	1.8
Cash received from business divestitures, net of cash relinquished	10.0	—
Cash used in business acquisitions, net of cash acquired	—	(2.8)
Proceeds from the sale of restricted investments	0.5	—
Other	(3.3)	(1.1)
Net cash used in continuing operations	(42.3)	(39.8)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(42.3)	(39.8)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Continued)

	Three Months Ended
	March 31,
	2014	2013
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repurchases of common stock	(116.2)	(14.2)
Proceeds from revolving credit facility	290.0	105.0
Payment of revolving credit facility	(305.0)	(225.0)
Net payments of vehicle floorplan payable - non-trade	(41.9)	(68.3)
Payments of mortgage facility	(2.3)	(2.2)
Payments of capital leases and other debt obligations	(18.9)	(19.4)
Proceeds from the exercise of stock options	15.3	7.9
Excess tax benefit from stock-based awards	5.7	3.0
Net cash used in continuing operations	(173.3)	(213.2)
Net cash used in discontinued operations	—	(5.5)
Net cash used in financing activities	(173.3)	(218.7)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(23.4)
CASH AND CASH EQUIVALENTS at beginning of period	69.2	69.7
CASH AND CASH EQUIVALENTS at end of period	$69.2	$46.3

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data)

1.	INTERIM FINANCIAL STATEMENTS
Business and Basis of Presentation
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2014, we owned and operated 269 new vehicle franchises from 228 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the three months ended March 31, 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, Chrysler, BMW, and Volkswagen.
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
Recent Accounting Pronouncements
Reporting Discontinued Operations
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this accounting standard update should be applied prospectively and are effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. We adopted this accounting standard update effective January 1, 2014. During the first quarter of 2014, we

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

divested our customer lead distribution business. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued an accounting standard update to reduce the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this accounting standard update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this accounting standard update did not have a material impact on our consolidated financial position, results of operations, or cash flows.

2.	RECEIVABLES, NET
The components of receivables, net of allowance for doubtful accounts, are as follows:

	March 31, 2014	December 31, 2013
Trade receivables	$110.4	$110.9
Manufacturer receivables	138.9	172.9
Other	30.0	36.9
	279.3	320.7
Less: Allowances	(3.2)	(4.0)
	276.1	316.7
Contracts-in-transit and vehicle receivables	387.5	424.2
Receivables, net	$663.6	$740.9

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
We evaluate our receivables for collectability based on the age of receivables and past collection experience.

3.	INVENTORY AND VEHICLE FLOORPLAN PAYABLE
The components of inventory are as follows:

	March 31, 2014	December 31, 2013
New vehicles	$2,208.7	$2,330.8
Used vehicles	355.0	346.5
Parts, accessories, and other	148.3	149.9
Inventory	$2,712.0	$2,827.2

The components of vehicle floorplan payable are as follows:

	March 31, 2014	December 31, 2013
Vehicle floorplan payable - trade	$1,986.9	$2,130.1
Vehicle floorplan payable - non-trade	857.3	898.9
Vehicle floorplan payable	$2,844.2	$3,029.0

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
Our used vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.7% for the three months ended March 31, 2014, and 1.8% for the three months ended March 31, 2013. At March 31, 2014, the aggregate capacity under our used vehicle floorplan facilities with various lenders to finance a portion of our used vehicle inventory was $275.0 million, of which $161.9 million had been borrowed. The remaining borrowing capacity of $113.1 million was limited to $43.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.
Our new vehicle floorplan facilities utilize LIBOR-based interest rates, which averaged 1.8% for the three months ended March 31, 2014, and 2.0% for the three months ended March 31, 2013. At March 31, 2014, the aggregate capacity under our new vehicle floorplan facilities to finance our new vehicle inventory was approximately $3.3 billion, of which $2.7 billion had been borrowed.

4.	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net, consist of the following:

	March 31, 2014	December 31, 2013
Goodwill	$1,257.8	$1,259.6

Franchise rights - indefinite-lived	$329.3	$329.3
Other intangibles	11.1	11.1
	340.4	340.4
Less: accumulated amortization	(5.5)	(5.3)
Other intangible assets, net	$334.9	$335.1
Goodwill
We test goodwill of our Domestic, Import, and Premium Luxury reporting units for impairment annually on April 30 or more frequently when events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. We are scheduled to complete our annual impairment test as of April 30, 2014.
Intangible Assets
Our principal identifiable intangible assets are individual store rights under franchise agreements with vehicle manufacturers, which have indefinite lives and are tested at least annually as of April 30 for impairment. We are scheduled to complete our annual impairment test of our franchise rights as of April 30, 2014.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	LONG-TERM DEBT
Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
6.75% Senior Notes due 2018	$396.5	$396.3
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	285.0	300.0
Mortgage facility (1)	192.4	194.7
Capital leases and other debt	80.0	98.9
	1,803.9	1,839.9
Less: current maturities	(11.9)	(30.1)
Long-term debt, net of current maturities	$1,792.0	$1,809.8
(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes and Credit Agreement
At March 31, 2014, we had outstanding $396.5 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At March 31, 2014, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature December 7, 2016. As of March 31, 2014, we had borrowings outstanding of $285.0 million under our revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at March 31, 2014, leaving an additional borrowing capacity under the revolving credit facility of $869.4 million at March 31, 2014.
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
Other Debt
At March 31, 2014, we had $192.4 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At March 31, 2014, we had capital lease and other debt obligations of $80.0 million, which are due at various dates through 2033.
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
Under the terms of our credit agreement, at March 31, 2014, our leverage ratio and capitalization ratio were as follows:

	March 31, 2014
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.16x
Capitalization ratio	≤ 65.0%	56.4%

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
Income taxes payable included in Other Current Liabilities totaled $52.2 million at March 31, 2014, and $8.4 million at December 31, 2013.
We file income tax returns in the U.S. federal jurisdiction and various states. As a matter of course, various taxing authorities, including the IRS, regularly audit us. Currently, no tax years are under examination by the IRS, and tax years from 2009 to 2011 are under examination by certain U.S. state jurisdictions. These audits may result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
It is our continuing policy to account for interest and penalties associated with income tax obligations as a component of Income Tax Provision in the accompanying Unaudited Condensed Consolidated Financial Statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	SHAREHOLDERS’ EQUITY
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
	2014	2013
Shares repurchased	2.4	0.1
Aggregate purchase price	$115.7	$2.2
Average purchase price per share	$47.92	$39.42

In January 2014, our Board of Directors authorized the repurchase of an additional $250 million of shares of our common stock. As of March 31, 2014, $400.0 million remained available under our stock repurchase authorization limit.
A summary of shares of common stock issued in connection with the exercise of stock options follows:

	Three Months Ended
	March 31,
	2014	2013
Shares issued	0.7	0.4
Proceeds from the exercise of stock options	$15.3	$7.9
Average exercise price per share	$20.84	$19.49

The following table presents a summary of shares of common stock issued in connection with grants of restricted stock and shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock:

	Three Months Ended
	March 31,
	2014	2013
Shares issued	145,188	137,144
Shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock	11,203	6,131

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding adjusted for the dilutive effect of stock options.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2014	2013
Net income from continuing operations	$95.5	$83.2
Loss from discontinued operations, net of income taxes	(0.4)	(0.2)
Net income	$95.1	$83.0

Weighted average common shares outstanding used in calculating basic EPS	119.5	121.0
Effect of dilutive stock options	1.8	2.0
Weighted average common shares outstanding used in calculating diluted EPS	121.3	123.0

Basic EPS amounts:
Continuing operations	$0.80	$0.69
Discontinued operations	$—	$—
Net income	$0.80	$0.69

Diluted EPS amounts:
Continuing operations	$0.79	$0.68
Discontinued operations	$—	$—
Net income	$0.78	$0.67

A summary of anti-dilutive options excluded from the computation of diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2014	2013
Anti-dilutive options excluded from the computation of diluted earnings per share	0.4	0.6

9.	DIVESTITURES
As discussed in Note 1 above, in April 2014, the FASB issued an accounting standard update that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this accounting standard update effective January 1, 2014.
During the first quarter of 2014, we divested our customer lead distribution business. We received cash and other consideration of approximately $11 million and recorded a gain of $8.3 million ($5.1 million after-tax), which is included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income. This business is reported in the “Corporate and other” category of our segment information. The financial condition and results of operations of this business were not material to our consolidated financial statements.

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, wage and hour and other employment-related lawsuits, and actions brought by governmental authorities. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We are currently defending several purported class action lawsuits in California arising out of alleged violations of state wage and hour laws relating to compensation of automotive technicians. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our accruals for loss contingencies are reviewed quarterly and adjusted as additional information becomes available. We disclose the amount accrued if material or if such disclosure is necessary for our financial statements to not be misleading. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material or a statement that such an estimate cannot be made. Our evaluation of whether a loss is reasonably possible or probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter.
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
From time to time, primarily in connection with dispositions of automotive stores, our subsidiaries assign or sublet to the store purchaser the subsidiaries’ interests in any real property leases associated with such stores. In general, our subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, AutoNation and its subsidiaries generally remain subject to the terms of any guarantees made by us and our subsidiaries in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, we estimate that lessee rental payment obligations during the remaining terms of these leases with expirations ranging from 2014 to 2034 are approximately $38 million at March 31, 2014. We do not have any material known commitments that we or our subsidiaries will be called on to perform under any such assigned leases or subleases at March 31, 2014. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance of AutoNation or its subsidiaries required under these leases would not have a material adverse effect on our business, financial condition, and cash flows.
At March 31, 2014, surety bonds, letters of credit, and cash deposits totaled $91.3 million, including $45.6 million of letters of credit. In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. We do not currently provide cash collateral for outstanding letters of credit.
In the ordinary course of business, we are subject to numerous laws and regulations, including automotive, environmental, health and safety, and other laws and regulations. We do not anticipate that the costs of such compliance will have a material adverse effect on our business, consolidated results of operations, cash flows, or financial condition, although

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
In addition, the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, is expected to increase our annual employee health care costs that we fund, with the most significant increases commencing in 2015, and significantly increase our cost of compliance and compliance risk related to offering health care benefits.
Further, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. We do not have any material known environmental commitments or contingencies.

11.	SEGMENT INFORMATION
At March 31, 2014 and 2013, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
“Corporate and other” is comprised of our other businesses, including collision centers, a customer lead distribution business (which was divested in January 2014), and an auction operation, each of which generates revenues, as well as unallocated corporate overhead expenses and retrospective commissions for certain financing and insurance transactions that we arrange under agreements with third parties.
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
Reportable segment revenue and segment income are as follows:

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Domestic	$1,473.0	$1,378.0
Import	1,549.4	1,503.7
Premium Luxury	1,306.4	1,172.9
Total segment revenue	4,328.8	4,054.6
Corporate and other	34.7	41.8
Total consolidated revenue	$4,363.5	$4,096.4

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended
	March 31,
	2014	2013
Segment income(1):
Domestic	$63.8	$58.6
Import	65.4	71.0
Premium Luxury	83.3	68.8
Total segment income	212.5	198.4
Corporate and other	(36.6)	(41.9)
Other interest expense	(21.6)	(22.3)
Interest income	—	0.1
Other income, net	1.5	1.6
Income from continuing operations before income taxes	$155.8	$135.9
(1) Segment income for each of our segments is defined as operating income less floorplan interest expense.

12.	BUSINESS AND CREDIT CONCENTRATIONS
We are subject to a concentration of risk in the event of financial distress of or other adverse event related to a major vehicle manufacturer. The core brands of vehicles that we sell are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, Chrysler, BMW, and Volkswagen. Our business could be materially adversely impacted by a bankruptcy of or other adverse event related to a major vehicle manufacturer or related lender.
We had receivables from manufacturers or distributors of $138.9 million at March 31, 2014, and $172.9 million at December 31, 2013. Additionally, a large portion of our Contracts-in-Transit included in Receivables, Net, in the accompanying Unaudited Condensed Consolidated Balance Sheets, are due from automotive manufacturers’ captive finance subsidiaries, which provide financing directly to our new and used vehicle customers. Concentrations of credit risk with respect to non-manufacturer trade receivables are limited due to the wide variety of customers and markets in which our products are sold as well as their dispersion across many different geographic areas in the United States. Consequently, at March 31, 2014, we do not consider AutoNation to have any significant non-manufacturer concentrations of credit risk.

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

	March 31, 2014	December 31, 2013
Carrying value	$1,018.9	$1,039.9
Fair value	$1,116.6	$1,135.2

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
Long-lived Assets Held and Used in Continuing Operations
During the three months ended March 31, 2014 and 2013, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations.
Long-lived Assets Held for Sale in Continuing Operations
During the three months ended March 31, 2014, long-lived assets held for sale in continuing operations with a carrying value of $0.6 million were written down to their fair value of $0.3 million, resulting in a non-cash impairment charge of $0.3 million. The non-cash impairment charge was included in Other Income, Net (within Operating Income) in our Unaudited Condensed Consolidated Statements of Income and was reported in the “Corporate and other” category of our segment

AUTONATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

information. During the three months ended March 31, 2013, no impairment charges were recorded for the carrying value of long-lived assets held for sale in continuing operations.
Long-lived Assets Held for Sale in Discontinued Operations
During the three months ended March 31, 2014 and 2013, no impairment charges were recorded for the carrying value of long-lived assets held for sale in discontinued operations.
As of March 31, 2014, we had long-lived assets held for sale of $60.2 million in continuing operations and $34.5 million in discontinued operations. Long-lived assets held for sale are included in Other Current Assets in our Unaudited Condensed Consolidated Balance Sheets.

14.	CASH FLOW INFORMATION
We consider all highly liquid investments with a maturity of three months or less as of the date of purchase to be cash equivalents unless the investments are legally or contractually restricted for more than three months. We had non-cash investing activities related to the increase in property acquired under capital leases of $2.7 million for the three months ended March 31, 2013. We did not enter into any capital leases during the three months ended March 31, 2014. We also had accrued purchases of property and equipment of $13.2 million at March 31, 2014 and $9.0 million at March 31, 2013. The effect of non-cash transactions is excluded from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
We made interest payments of $32.2 million during the three months ended March 31, 2014, and $31.9 million during the three months ended March 31, 2013. We made income tax payments, net of income tax refunds, of $8.9 million during the three months ended March 31, 2014 and 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K. Certain reclassifications of amounts previously reported have been made in order to maintain consistency and comparability between periods presented.
Overview
AutoNation, Inc., through its subsidiaries, is the largest automotive retailer in the United States. As of March 31, 2014, we owned and operated 269 new vehicle franchises from 228 stores located in the United States, predominantly in major metropolitan markets in the Sunbelt region. Our stores, which we believe include some of the most recognizable and well known in our key markets, sell 33 different new vehicle brands. The core brands of new vehicles that we sell, representing approximately 95% of the new vehicles that we sold during the three months ended March 31, 2014, are manufactured by Toyota, Ford, Honda, Nissan, General Motors, Mercedes-Benz, Chrysler, BMW, and Volkswagen.
On January 31, 2013, we announced that we would be marketing our Domestic and Import stores under the AutoNation retail brand. The rebranding of these stores, which previously operated under various local market retail brands, commenced in the first quarter of 2013 and was completed in the second quarter of 2013. We are investing significantly to enhance our ability to generate our own digital traffic and to build an end-to-end customer experience in-store and through our digital channels.
We offer a diversified range of automotive products and services, including new vehicles, used vehicles, “parts and service,” which includes automotive repair and maintenance services as well as wholesale parts and collision businesses, and automotive “finance and insurance” products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third-party finance sources. We believe that the significant scale of our operations and the quality of our managerial talent allow us to achieve efficiencies in our key markets by, among other things, leveraging the AutoNation retail brand and advertising, implementing standardized processes, and increasing productivity across all of our stores.
At March 31, 2014, we had three operating and reportable segments: (1) Domestic, (2) Import, and (3) Premium Luxury. Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Ford, General Motors, and Chrysler. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Toyota, Honda, and Nissan. Our Premium Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Mercedes-Benz, BMW, Lexus, and Audi. The franchises in each segment also sell used vehicles, parts and automotive repair and maintenance services, and automotive finance and insurance products.
For the three months ended March 31, 2014, new vehicle sales accounted for approximately 56% of our total revenue, but approximately 21% of our total gross profit. Used vehicle sales accounted for approximately 24% of our total revenue, and approximately 13% of our total gross profit. Our parts and service and finance and insurance operations, while comprising approximately 19% of our total revenue for the three months ended March 31, 2014, contributed approximately 65% of our total gross profit for the same period.

Results of Operations
First Quarter 2014 compared to First Quarter 2013
During the three months ended March 31, 2014, we had net income from continuing operations of $95.5 million or $0.79 per share on a diluted basis, as compared to net income from continuing operations of $83.2 million or $0.68 per share on a diluted basis during the same period in 2013.
Results for the three months ended March 31, 2014, were favorably impacted by a net gain related to business/property dispositions of $8.0 million ($5.0 million after-tax, or $0.04 per share), primarily related to the divestiture of our customer lead distribution business.
Market Conditions
In the first quarter of 2014, U.S. industry new vehicle unit sales increased 1% compared to the first quarter of 2013, driven in part by replacement demand, partially offset by inclement weather conditions in certain parts of the United States. Based on industry data, the average age of cars and trucks in the United States is at a record high of 11.4 years compared to an average age of 9.8 years during the period from 2002 to 2007. While a robust consumer credit environment and an increase in new product offerings from automotive manufacturers were supportive of a strong selling environment, increased competition pressured new vehicle margins, particularly in the Import segment. New vehicle margin compression was partially offset by continued strength in finance and insurance gross profit per vehicle retailed.
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
We have generally not experienced losses on the sale of new vehicle inventory, in part due to incentives provided by manufacturers to promote sales of new vehicles and our inventory management practices. We had 67,330 units in new vehicle inventory at March 31, 2014, 72,095 units at December 31, 2013, and 61,730 units at March 31, 2013.
We recondition the majority of used vehicles acquired for retail sale in our parts and service departments and capitalize the related costs to the used vehicle inventory. In general, used vehicles that are not sold on a retail basis are liquidated at wholesale auctions. We record estimated losses on used vehicle inventory. Our used vehicle inventory balance was net of cumulative write-downs of $2.7 million at March 31, 2014, and $1.8 million at December 31, 2013.
Parts, accessories, and other inventory are carried at the lower of acquisition cost (first-in, first-out method) or market. We estimate the amount of potential obsolete inventory based upon past experience and market trends. Our parts, accessories, and other inventory balance was net of cumulative write-downs of $3.6 million at March 31, 2014 and December 31, 2013.

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

We are scheduled to complete our annual test for impairment of goodwill as of April 30, 2014 and we will continue to monitor events or changes in circumstances in future periods to determine if additional asset impairment testing should be performed.
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
We are scheduled to complete our annual test for impairment of franchise rights as of April 30, 2014 and we will continue to monitor events or changes in circumstances in future periods to determine if additional asset impairment testing should be performed.
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
As of March 31, 2014, we had long-lived assets held for sale of $60.2 million in continuing operations and $34.5 million in discontinued operations.
During the three months ended March 31, 2014, no impairment charges were recorded for the carrying value of long-lived assets held and used in continuing operations. We recorded a $0.3 million non-cash impairment charge during the three months ended March 31, 2014, associated with assets held for sale in continuing operations to reduce the carrying value of these assets to fair value less cost to sell. This charge is recorded as a component of Other Income, Net (within Operating Income) in the Unaudited Condensed Consolidated Statements of Income.
During the three months ended March 31, 2014, no impairment charges were recorded for the carrying value of long-lived assets held for sale in discontinued operations.
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

Reported Operating Data
Historical operating results include the results of acquired businesses from the date of acquisition.

($ in millions, except per vehicle data)	Three Months Ended March 31,
	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,428.6	$2,257.7	$170.9	7.6
Retail used vehicle	945.8	899.2	46.6	5.2
Wholesale	103.9	110.5	(6.6)	(6.0)
Used vehicle	1,049.7	1,009.7	40.0	4.0
Finance and insurance, net	172.4	155.6	16.8	10.8
Total variable operations(1)	3,650.7	3,423.0	227.7	6.7
Parts and service	671.0	636.6	34.4	5.4
Other	41.8	36.8	5.0
Total revenue	$4,363.5	$4,096.4	$267.1	6.5
Gross profit:
New vehicle	$145.9	$141.7	$4.2	3.0
Retail used vehicle	92.8	83.4	9.4	11.3
Wholesale	1.5	2.6	(1.1)
Used vehicle	94.3	86.0	8.3	9.7
Finance and insurance	172.4	155.6	16.8	10.8
Total variable operations(1)	412.6	383.3	29.3	7.6
Parts and service	286.7	272.3	14.4	5.3
Other	8.1	8.4	(0.3)
Total gross profit	707.4	664.0	43.4	6.5
Selling, general, and administrative expenses	500.7	473.3	(27.4)	(5.8)
Depreciation and amortization	25.6	22.7	(2.9)
Other income, net	(8.0)	(1.4)	6.6
Operating income	189.1	169.4	19.7	11.6
Non-operating income (expense) items:
Floorplan interest expense	(13.2)	(12.9)	(0.3)
Other interest expense	(21.6)	(22.3)	0.7
Interest income	—	0.1	(0.1)
Other income, net	1.5	1.6	(0.1)
Income from continuing operations before income taxes	$155.8	$135.9	$19.9	14.6
Retail vehicle unit sales:
New vehicle	71,223	67,159	4,064	6.1
Used vehicle	52,136	50,505	1,631	3.2
	123,359	117,664	5,695	4.8
Revenue per vehicle retailed:
New vehicle	$34,099	$33,617	$482	1.4
Used vehicle	$18,141	$17,804	$337	1.9
Gross profit per vehicle retailed:
New vehicle	$2,048	$2,110	$(62)	(2.9)
Used vehicle	$1,780	$1,651	$129	7.8
Finance and insurance	$1,398	$1,322	$76	5.7
Total variable operations(2)	$3,333	$3,235	$98	3.0

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2014 (%)	2013 (%)
Revenue mix percentages:
New vehicle	55.7	55.1
Used vehicle	24.1	24.6
Parts and service	15.4	15.5
Finance and insurance, net	4.0	3.8
Other	0.8	1.0
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	20.6	21.3
Used vehicle	13.3	13.0
Parts and service	40.5	41.0
Finance and insurance	24.4	23.4
Other	1.2	1.3
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.0	6.3
Used vehicle - retail	9.8	9.3
Parts and service	42.7	42.8
Total	16.2	16.2
Selling, general, and administrative expenses	11.5	11.6
Operating income	4.3	4.1
Operating items as a percentage of total gross profit:
Selling, general, and administrative expenses	70.8	71.3
Operating income	26.7	25.5

	March 31,
	2014	2013
Days supply:
New vehicle (industry standard of selling days) (1)	61 days	62 days
Used vehicle (trailing calendar month days)	31 days	29 days

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

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
New vehicle	$2,388.2	$2,257.7	$130.5	5.8
Retail used vehicle	931.5	899.2	32.3	3.6
Wholesale	102.0	110.5	(8.5)	(7.7)
Used vehicle	1,033.5	1,009.7	23.8	2.4
Finance and insurance, net	170.0	155.6	14.4	9.3
Total variable operations(1)	3,591.7	3,423.0	168.7	4.9
Parts and service	660.5	636.6	23.9	3.8
Other	40.6	36.8	3.8
Total revenue	$4,292.8	$4,096.4	$196.4	4.8
Gross profit:
New vehicle	$143.6	$141.7	$1.9	1.3
Retail used vehicle	91.4	83.4	8.0	9.6
Wholesale	1.4	2.6	(1.2)
Used vehicle	92.8	86.0	6.8	7.9
Finance and insurance	170.0	155.6	14.4	9.3
Total variable operations(1)	406.4	383.3	23.1	6.0
Parts and service	282.3	272.3	10.0	3.7
Other	8.0	8.4	(0.4)
Total gross profit	$696.7	$664.0	$32.7	4.9
Retail vehicle unit sales:
New vehicle	69,724	67,159	2,565	3.8
Used vehicle	51,111	50,505	606	1.2
	120,835	117,664	3,171	2.7
Revenue per vehicle retailed:
New vehicle	$34,252	$33,617	$635	1.9
Used vehicle	$18,225	$17,804	$421	2.4
Gross profit per vehicle retailed:
New vehicle	$2,060	$2,110	$(50)	(2.4)
Used vehicle	$1,788	$1,651	$137	8.3
Finance and insurance	$1,407	$1,322	$85	6.4
Total variable operations(2)	$3,352	$3,235	$117	3.6

(1) Total variable operations includes new vehicle, used vehicle (retail and wholesale), and finance and insurance results.
(2) Total variable operations gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, retail used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.

	Three Months Ended
	March 31,
	2014 (%)	2013 (%)
Revenue mix percentages:
New vehicle	55.6	55.1
Used vehicle	24.1	24.6
Parts and service	15.4	15.5
Finance and insurance, net	4.0	3.8
Other	0.9	1.0
Total	100.0	100.0
Gross profit mix percentages:
New vehicle	20.6	21.3
Used vehicle	13.3	13.0
Parts and service	40.5	41.0
Finance and insurance	24.4	23.4
Other	1.2	1.3
Total	100.0	100.0
Operating items as a percentage of revenue:
Gross profit:
New vehicle	6.0	6.3
Used vehicle - retail	9.8	9.3
Parts and service	42.7	42.8
Total	16.2	16.2

New Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$2,428.6	$2,257.7	$170.9	7.6
Gross profit	$145.9	$141.7	$4.2	3.0
Retail vehicle unit sales	71,223	67,159	4,064	6.1
Revenue per vehicle retailed	$34,099	$33,617	$482	1.4
Gross profit per vehicle retailed	$2,048	$2,110	$(62)	(2.9)
Gross profit as a percentage of revenue	6.0%	6.3%
Days supply (industry standard of selling days)	61 days	62 days

	Three Months Ended March 31,
	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Revenue	$2,388.2	$2,257.7	$130.5	5.8
Gross profit	$143.6	$141.7	$1.9	1.3
Retail vehicle unit sales	69,724	67,159	2,565	3.8
Revenue per vehicle retailed	$34,252	$33,617	$635	1.9
Gross profit per vehicle retailed	$2,060	$2,110	$(50)	(2.4)
Gross profit as a percentage of revenue	6.0%	6.3%

First Quarter 2014 compared to First Quarter 2013
Same store new vehicle revenue increased during the three months ended March 31, 2014, as compared to the same period in 2013, as a result of an increase in same store unit volume and an increase in revenue per new vehicle retailed. The increase in same store unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An increase in new product offerings from automotive manufacturers also favorably impacted same store unit volume.
Same store revenue per new vehicle retailed during the three months ended March 31, 2014, benefited from an increase in the average selling prices for Premium Luxury and Domestic new vehicles, as well as a shift in mix away from Import vehicles, which have relatively lower average selling prices.
Same store gross profit per new vehicle retailed decreased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to a decrease in gross profit per vehicle retailed for Import vehicles. This decrease was partially offset by an increase in gross profit per vehicle retailed for Premium Luxury vehicles.

New Vehicle Inventories
Our new vehicle inventories were $2.2 billion or 61 days supply at March 31, 2014, as compared to new vehicle inventories of $2.3 billion or 62 days supply at December 31, 2013 and $2.0 billion or 62 days supply at March 31, 2013. We had 67,330 units in new vehicle inventory at March 31, 2014, 72,095 units at December 31, 2013, and 61,730 units at March 31, 2013.

The following table details net new vehicle inventory carrying benefit, consisting of new vehicle floorplan interest expense, net of floorplan assistance earned (amounts received from manufacturers specifically to support store financing of new vehicle inventory). Floorplan assistance is accounted for as a component of new vehicle gross profit.

	Three Months Ended March 31,
(In millions)	2014	2013	Variance
Floorplan assistance	$24.0	$18.6	$5.4
New vehicle floorplan interest expense	(12.7)	(12.3)	(0.4)
Net new vehicle inventory carrying benefit	$11.3	$6.3	$5.0
First Quarter 2014 compared to First Quarter 2013
The net new vehicle inventory carrying benefit increased during the three months ended March 31, 2014, as compared to the same period in 2013 primarily due to an increase in floorplan assistance. Floorplan assistance increased primarily due to a change in a manufacturer floorplan assistance program and higher new vehicle sales.

Used Vehicle

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Retail revenue	$945.8	$899.2	$46.6	5.2
Wholesale revenue	103.9	110.5	(6.6)	(6.0)
Total revenue	$1,049.7	$1,009.7	$40.0	4.0
Retail gross profit	$92.8	$83.4	$9.4	11.3
Wholesale gross profit	1.5	2.6	(1.1)
Total gross profit	$94.3	$86.0	$8.3	9.7
Retail vehicle unit sales	52,136	50,505	1,631	3.2
Revenue per vehicle retailed	$18,141	$17,804	$337	1.9
Gross profit per vehicle retailed	$1,780	$1,651	$129	7.8
Gross profit as a percentage of revenue	9.8%	9.3%
Days supply (trailing calendar month days)	31 days	29 days

	Three Months Ended March 31,
	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Same Store:
Retail revenue	$931.5	$899.2	$32.3	3.6
Wholesale revenue	102.0	110.5	(8.5)	(7.7)
Total revenue	$1,033.5	$1,009.7	$23.8	2.4
Retail gross profit	$91.4	$83.4	$8.0	9.6
Wholesale gross profit	1.4	2.6	(1.2)
Total gross profit	$92.8	$86.0	$6.8	7.9
Retail vehicle unit sales	51,111	50,505	606	1.2
Revenue per vehicle retailed	$18,225	$17,804	$421	2.4
Gross profit per vehicle retailed	$1,788	$1,651	$137	8.3
Gross profit as a percentage of revenue	9.8%	9.3%
First Quarter 2014 compared to First Quarter 2013
Same store retail used vehicle revenue increased during the three months ended March 31, 2014, as compared to the same period in 2013, due to an increase in revenue per used vehicle retailed and an increase in same store unit volume. Same store revenue per used vehicle retailed benefited from a shift in mix away from Import vehicles, which have relatively lower average selling prices, an increase in the average selling prices of used vehicles for all three segments, and an increase in sales of certified pre-owned vehicles, which have relatively higher average selling prices.
Used vehicle unit volume benefited from an increase in sales of certified pre-owned vehicles, as well as an increase in trade-in volume.
Same store gross profit per used vehicle retailed increased during the three months ended March 31, 2014, as compared to the same period in 2013, due in part to an increase in the gross profit per vehicle retailed for all three segments and a shift in mix away from Import vehicles, which have a relatively lower gross profit per vehicle retailed.

Used Vehicle Inventories
Used vehicle inventories were $355.0 million or 31 days supply at March 31, 2014, compared to $346.5 million or 35 days supply at December 31, 2013, and $327.3 million or 29 days supply at March 31, 2013.

Parts and Service

	Three Months Ended March 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue	$671.0	$636.6	$34.4	5.4
Gross Profit	$286.7	$272.3	$14.4	5.3
Gross profit as a percentage of revenue	42.7%	42.8%
Same Store:
Revenue	$660.5	$636.6	$23.9	3.8
Gross Profit	$282.3	$272.3	$10.0	3.7
Gross profit as a percentage of revenue	42.7%	42.8%

Parts and service revenue is primarily derived from vehicle repairs paid directly by customers or via reimbursement from manufacturers and others under warranty programs, as well as from wholesale parts sales and collision businesses.
First Quarter 2014 compared to First Quarter 2013
During the three months ended March 31, 2014, same store parts and service gross profit increased as compared to the same period in 2013, primarily due to increases in gross profit associated with warranty of $2.7 million, collision business of $2.7 million, the preparation of vehicles for sale of $1.9 million, and customer-pay service of $1.9 million.
Warranty gross profit benefited from an increase in warranty service due to improved margin performance, the rise of manufacturer recalls in the automotive industry, and an increase in manufacturer-paid vehicle maintenance. Gross profit associated with our collision business benefited from increased volume, including an increase in business referred by automotive insurance providers. Gross profit associated with the preparation of vehicles for sale benefited from higher new and used vehicle unit volume. Customer-pay service gross profit benefited from improved operational execution and improved margin performance.

Finance and Insurance

	Three Months Ended March 31,
($ in millions, except per vehicle data)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Revenue and gross profit	$172.4	$155.6	$16.8	10.8
Gross profit per vehicle retailed	$1,398	$1,322	$76	5.7
Same Store:
Revenue and gross profit	$170.0	$155.6	$14.4	9.3
Gross profit per vehicle retailed	$1,407	$1,322	$85	6.4

First Quarter 2014 compared to First Quarter 2013
Same store finance and insurance revenue and gross profit increased during the three months ended March 31, 2014, as compared to the same period in 2013, due to increases in same store finance and insurance revenue and gross profit per vehicle retailed and new and used vehicle unit volume.
Same store finance and insurance revenue and gross profit per vehicle retailed benefited from a shift in mix toward more profitable vehicle service contracts and an increase in product penetration for vehicle service contracts.

Segment Results
In the following table, total segment income of the operating segments is reconciled to consolidated operating income.

	Three Months Ended March 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue:
Domestic	$1,473.0	$1,378.0	$95.0	6.9
Import	1,549.4	1,503.7	45.7	3.0
Premium Luxury	1,306.4	1,172.9	133.5	11.4
Total segment revenue	4,328.8	4,054.6	274.2	6.8
Corporate and other	34.7	41.8	(7.1)	(17.0)
Total consolidated revenue	$4,363.5	$4,096.4	$267.1	6.5
Segment income(1):
Domestic	$63.8	$58.6	$5.2	8.9
Import	65.4	71.0	(5.6)	(7.9)
Premium Luxury	83.3	68.8	14.5	21.1
Total segment income	212.5	198.4	14.1	7.1
Corporate and other	(36.6)	(41.9)	5.3
Floorplan interest expense	13.2	12.9	(0.3)
Operating income	$189.1	$169.4	$19.7	11.6

(1) Segment income for each of our segments is defined as operating income less floorplan interest expense.

Retail new vehicle unit sales:
Domestic	23,815	22,544	1,271	5.6
Import	34,925	33,032	1,893	5.7
Premium Luxury	12,483	11,583	900	7.8
	71,223	67,159	4,064	6.1

Domestic
The Domestic segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,473.0	$1,378.0	$95.0	6.9
Segment income	$63.8	$58.6	$5.2	8.9
Retail new vehicle unit sales	23,815	22,544	1,271	5.6
First Quarter 2014 compared to First Quarter 2013
Domestic revenue increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Domestic segment income increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to increases in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new and used vehicle unit volume, and parts and service gross profit. Increases in Domestic segment income were partially offset by an increase in variable expenses.

Import
The Import segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,549.4	$1,503.7	$45.7	3.0
Segment income	$65.4	$71.0	$(5.6)	(7.9)
Retail new vehicle unit sales	34,925	33,032	1,893	5.7
First Quarter 2014 compared to First Quarter 2013
Import revenue increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume. The increase in new vehicle unit volume was primarily due to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume. New vehicle unit volume also benefited from the acquisitions we completed in the second and fourth quarters of 2013.
Import segment income decreased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in variable expenses and a decrease in new vehicle gross profit as a result of a decrease in new vehicle gross profit per vehicle retailed. These decreases were partially offset by increases in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new vehicle unit volume. Import segment income also benefited from the recent acquisitions noted in the paragraph above.

Premium Luxury
The Premium Luxury segment operating results included the following:

	Three Months Ended March 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Revenue	$1,306.4	$1,172.9	$133.5	11.4
Segment income	$83.3	$68.8	$14.5	21.1
Retail new vehicle unit sales	12,483	11,583	900	7.8
First Quarter 2014 compared to First Quarter 2013
Premium Luxury revenue increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle unit volume and an increase in revenue per new vehicle retailed. The increase in new vehicle unit volume was due in part to replacement demand and improved market conditions, including increased consumer borrowing and improved consumer confidence as compared to the prior year. An increase in new product offerings from automotive manufacturers also favorably impacted new vehicle unit volume.
Premium Luxury segment income increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in new vehicle gross profit, which benefited from an increase in gross profit per vehicle retailed and higher new vehicle unit volume. Premium Luxury segment income also increased due to an increase in parts and service gross profit and an increase in finance and insurance revenue and gross profit, which benefited from an increase in finance and insurance revenue and gross profit per vehicle retailed and higher new and used vehicle unit volume. Increases in Premium Luxury segment income were partially offset by an increase in variable expenses.

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

	Three Months Ended March 31,
($ in millions)	2014	2013	Variance Favorable / (Unfavorable)	% Variance
Reported:
Compensation	$328.9	$309.8	$(19.1)	(6.2)
Advertising	40.6	40.2	(0.4)	(1.0)
Store and corporate overhead	131.2	123.3	(7.9)	(6.4)
Total	$500.7	$473.3	$(27.4)	(5.8)

SG&A as a % of total gross profit:
Compensation	46.5	46.7	20	bps
Advertising	5.7	6.1	40	bps
Store and corporate overhead	18.6	18.5	(10)	bps
Total	70.8	71.3	50	bps
First Quarter 2014 compared to First Quarter 2013
SG&A expenses increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to a performance-driven increase in compensation expense and increases in store and corporate overhead expenses and gross advertising expenditures. As a percentage of total gross profit, SG&A expenses decreased to 70.8% during the three months ended March 31, 2014, from 71.3% in the same period in 2013. The prior year was impacted by non-recurring SG&A expenses of $6.5 million, primarily comprised of advertising expenses, related to the re-branding of our Domestic and Import stores under the AutoNation retail brand.
Other Income, Net (included in Operating Income)
During the first quarter of 2014, we recognized a net gain related to business/property dispositions of $8.0 million ($5.0 million after-tax, or $0.04 per share), primarily related to the divestiture of our customer lead distribution business.
Non-Operating Income (Expense)
Floorplan Interest Expense
First Quarter 2014 compared to First Quarter 2013
Floorplan interest expense was $13.2 million for the three months ended March 31, 2014, as compared to $12.9 million for the same period in 2013.
Other Interest Expense
Other interest expense was incurred primarily on borrowings under our outstanding senior unsecured notes, mortgage facility, revolving credit facility, and term loan facility.
First Quarter 2014 compared to First Quarter 2013
Other interest expense was $21.6 million for the three months ended March 31, 2014, compared to $22.3 million for the same period in 2013.
Provision for Income Taxes
Income taxes are provided based upon our anticipated underlying annual blended federal and state income tax rates adjusted, as necessary, for any other tax matters occurring during the period. As we operate in various states, our effective tax rate is also dependent upon our geographic revenue mix.

First Quarter 2014 compared to First Quarter 2013
Our effective income tax rate was 38.7% for the three months ended March 31, 2014, and 38.8% for the three months ended March 31, 2013.
Discontinued Operations
Discontinued operations are related to stores that were sold or terminated prior to January 1, 2014.
First Quarter 2014 compared to First Quarter 2013
We had a loss from discontinued operations, net of income taxes, totaling $0.4 million during the three months ended March 31, 2014, and $0.2 million during the three months ended March 31, 2013. Results from discontinued operations, net of income taxes, were primarily related to carrying costs for real estate we have not yet sold associated with stores that were closed prior to January 1, 2014, and other adjustments related to disposed operations.

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
Available Liquidity Resources
We had the following sources of liquidity available:

(In millions)	March 31, 2014	December 31, 2013
Cash and Cash Equivalents	$69.2	$69.2
Revolving Credit Facility (1)	$869.4	$854.4
Secured Used Vehicle Floorplan Facilities (2)	$43.5	$50.0

(1)
Based on aggregate borrowings outstanding of $285.0 million and outstanding letters of credit of $45.6 million at March 31, 2014, and aggregate borrowings outstanding of $300.0 million and outstanding letters of credit of $45.6 million at December 31, 2013. See “Long-Term Debt – Credit Agreement” for additional information.

(2)	Based on the eligible used vehicle inventory that could have been pledged as collateral. See “Long-Term Debt – Vehicle Floorplan Payable” for additional information.
In the ordinary course of business, we are required to post performance and surety bonds, letters of credit, and/or cash deposits as financial guarantees of our performance. At March 31, 2014, surety bonds, letters of credit, and cash deposits totaled $91.3 million, including $45.6 million of letters of credit. We do not currently provide cash collateral for outstanding letters of credit.
In February 2014, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, units, and guarantees of debt securities.
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

Share Repurchases
A summary of shares repurchased under our stock repurchase program authorized by our Board of Directors follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2014	2013
Shares repurchased	2.4	0.1
Aggregate purchase price	$115.7	$2.2
Average purchase price per share	$47.92	$39.42

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
As of March 31, 2014, $400.0 million remained available under our stock repurchase authorization limit.
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
Capital Expenditures
The following table sets forth information regarding our capital expenditures:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Purchases of property and equipment, including operating lease buy-outs (1)	$34.9	$23.1

(1)	Includes accrued construction in progress and excludes property acquired under capital leases.

Excluding land purchased for future sites and lease buy-outs, and net of related asset sales, we anticipate that our capital expenditures, including accrued construction in progress, will be approximately $180 million in 2014, primarily related to our store facilities.
Acquisitions and Divestitures
The following table sets forth information regarding cash used in business acquisitions, net of cash acquired, and cash received from business divestitures, net of cash relinquished:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Cash received from (used in) business acquisitions, net	$—	$(2.8)
Cash received from (used in) business divestitures, net	$10.0	$—

During the first quarter of 2014, we divested our customer lead distribution business. We received cash and other consideration of approximately $11 million and recorded a gain of $8.3 million ($5.1 million after-tax). This business is reported in the “Corporate and other” category of our segment information.
Cash Dividends
We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not currently anticipate paying cash dividends for the foreseeable future.

Long-Term Debt
The following table sets forth our non-vehicle long-term debt as of March 31, 2014, and December 31, 2013.

(In millions)	March 31, 2014	December 31, 2013
6.75% Senior Notes due 2018	$396.5	$396.3
5.5% Senior Notes due 2020	350.0	350.0
Term loan facility due 2016	500.0	500.0
Revolving credit facility due 2016	285.0	300.0
Mortgage facility (1)	192.4	194.7
Capital leases and other debt	80.0	98.9
	1,803.9	1,839.9
Less: current maturities	(11.9)	(30.1)
Long-term debt, net of current maturities	$1,792.0	$1,809.8

(1) The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017.
Senior Unsecured Notes
At March 31, 2014, we had outstanding $396.5 million of 6.75% Senior Notes due 2018, net of debt discount. Interest on the 6.75% Senior Notes due 2018 is payable on April 15 and October 15 of each year. These notes will mature on April 15, 2018.
At March 31, 2014, we had outstanding $350.0 million of 5.5% Senior Notes due 2020. Interest is payable on February 1 and August 1 of each year. At any time prior to February 1, 2015, we may redeem up to 35% of the principal amount of these notes with the net cash proceeds of one or more public equity offerings of our common stock at 105.5% of principal. These notes will mature on February 1, 2020.
Our senior unsecured notes are guaranteed by substantially all of our subsidiaries.
Credit Agreement
Under our credit agreement, we have a $500.0 million term loan facility and a $1.2 billion revolving credit facility. The term loan and revolving credit facilities under the credit agreement mature on December 7, 2016. As of March 31, 2014, we had borrowings outstanding of $285.0 million under the revolving credit facility. We have a $200.0 million letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which was $45.6 million at March 31, 2014, leaving an additional borrowing capacity under the revolving credit facility of $869.4 million at March 31, 2014.
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
Vehicle Floorplan Payable
Vehicle floorplan payable-trade totaled $2.0 billion at March 31, 2014, and $2.1 billion at December 31, 2013. Vehicle floorplan payable-trade reflects amounts borrowed to finance the purchase of specific new vehicle inventories with manufacturers’ captive finance subsidiaries.

Vehicle floorplan payable-non-trade totaled $857.3 million at March 31, 2014, and $898.9 million at December 31, 2013, and represents amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventories with non-trade lenders, as well as amounts borrowed under our secured used vehicle floorplan facilities, which are primarily collateralized by used vehicle inventories and related receivables.
At March 31, 2014, the aggregate capacity under our used vehicle floorplan facilities was $275.0 million. As of that date, $161.9 million had been borrowed under those facilities, and the remaining borrowing capacity of $113.1 million was limited to $43.5 million based on the eligible used vehicle inventory that could have been pledged as collateral.
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
Other Debt
At March 31, 2014, we had $192.4 million outstanding under a mortgage facility with an automotive manufacturer’s captive finance subsidiary that matures on November 30, 2017. The mortgage facility utilizes a fixed interest rate of 5.864% and is secured by 10-year mortgages on certain of our store properties. The mortgage facility requires monthly principal and interest payments of $1.7 million based on a fixed amortization schedule with a balloon payment of $155.4 million due November 2017. Repayment of the mortgage facility is subject to a prepayment penalty.
At March 31, 2014, we had capital lease and other debt obligations of $80.0 million, which are due at various dates through 2033.
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

As of March 31, 2014, we were in compliance with the requirements of the financial covenants under our debt agreements. Under the terms of our credit agreement, at March 31, 2014, our leverage ratio and capitalization ratio were as follows:

	March 31, 2014
	Requirement	Actual
Leverage ratio	≤ 3.75x	2.16x
Capitalization ratio	≤ 65.0%	56.4%

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
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net cash provided by operating activities	$215.6	$235.1
Net cash used in investing activities	$(42.3)	$(39.8)
Net cash used in financing activities	$(173.3)	$(218.7)
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
Net cash provided by operating activities decreased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in working capital requirements, partially offset by an increase in earnings.
Cash Flows from Investing Activities
Net cash flows from investing activities consist primarily of cash used in capital additions, activity from business acquisitions, business divestitures, property dispositions, and other transactions.
Net cash used in investing activities increased during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to an increase in property and equipment purchases, partially offset by an increase in cash received from business divestitures, net of cash relinquished.
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
During the three months ended March 31, 2014, we repurchased 2.4 million shares of common stock for an aggregate purchase price of $115.7 million (average purchase price per share of $47.92). In addition, during the three months ended

March 31, 2014, 11,203 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the three months ended March 31, 2013, we repurchased 0.1 million shares of common stock for an aggregate purchase price of $2.2 million (average purchase price per share of $39.42). In addition, during the three months ended March 31, 2013, 6,131 shares were surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.
During the three months ended March 31, 2014, we borrowed $290.0 million and repaid $305.0 million under our revolving credit facility, for net repayments of $15.0 million. During the three months ended March 31, 2013, we borrowed $105.0 million and repaid $225.0 million under our revolving credit facility, for net repayments of $120.0 million.
During the three months ended March 31, 2014, we made payments of capital lease and other debt obligations of $18.9 million. During the three months ended March 31, 2013, we made payments of capital lease and other debt obligations of $19.4 million.
Cash flows from financing activities include changes in vehicle floorplan payable - non-trade totaling net payments of $41.9 million for the three months ended March 31, 2014 and $68.3 million for the three months ended March 31, 2013.
Recent Accounting Pronouncements
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
Please refer to our most recent Annual Report on Form 10-K for additional discussion of the foregoing risks. These forward-looking statements speak only as of the date of this report, and we undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.
Additional Information
Investors and others should note that we announce material financial information using our company website (www.autonation.com), our investor relations website (investors.autonation.com), SEC filings, press releases, public conference calls, and webcasts. Information about AutoNation, its business, and its results of operations may also be announced by posts on the following social media channels:

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
We had $2.8 billion of variable rate vehicle floorplan payable at March 31, 2014, and $3.0 billion at December 31, 2013. Based on these amounts, a 100 basis point change in interest rates would result in an approximate change of $28.4 million at March 31, 2014, and $30.3 million at December 31, 2013, to our annual floorplan interest expense. Our exposure to changes in interest rates with respect to total vehicle floorplan payable is partially mitigated by manufacturers’ floorplan assistance, which in some cases is based on variable interest rates.
We had $0.8 billion of other variable rate debt outstanding at March 31, 2014 and December 31, 2013. Based on the amounts outstanding, a 100 basis point change in interest rates would result in an approximate change to annual interest expense of $7.9 million at March 31, 2014, and $8.0 million at December 31, 2013.
Our fixed rate debt, primarily consisting of amounts outstanding under our senior unsecured notes and mortgages, totaled $1.0 billion and had a fair value of $1.1 billion as of March 31, 2014, and totaled $1.0 billion and had a fair value of $1.1 billion as of December 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information with respect to shares of common stock repurchased by AutoNation, Inc. during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Avg. Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (in millions)(1)
January 1, 2014 - January 31, 2014	2,322,013	$47.90	2,320,164	$404.6
February 1, 2014 - February 28, 2014	95,760	$48.38	94,851	$400.0
March 1, 2014 - March 31, 2014	8,445	$52.72	—	$400.0
Total	2,426,218		2,415,015

(1)
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. In January 2014, our Board of Directors authorized the repurchase of an additional $250 million of shares of our common stock. As of March 31, 2014, $400.0 million remained available under our stock repurchase authorization limit. The Board’s authorization has no expiration date. During the first quarter of 2014, all of the shares reflected in the table above were repurchased under our stock repurchase program, except for 11,203 shares surrendered to AutoNation to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 6.75% Senior Notes due 2018.
4.2	Supplemental Indenture to 2010 Indenture, dated February 6, 2014, relating to the Company’s 5.5% Senior Notes due 2020.
10.1
Amended Employment Agreement, dated February 12, 2014, between AutoNation, Inc. and Michael E. Maroone, President and Chief Operating Officer (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2014).

10.2
Letter Agreement, dated February 13, 2013, regarding dealership name usage (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 19, 2013).

10.3
Form of Stock Option Agreement under the 2008 Employee Equity and Incentive Plan for grants in 2014 and thereafter (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on March 7, 2014).

10.4
Form of Restricted Stock Agreement under the 2008 Employee Equity and Incentive Plan for grants in 2014 and thereafter (incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on March 7, 2014).

10.5
Separation Agreement dated January 10, 2014 by and between AutoNation, Inc. and Michael J. Short (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2014).

10.6	AutoNation, Inc. 2014 Non-Employee Director Equity Plan (approved by the Company’s Board of Directors on March 17, 2014, subject to stockholder approval).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTONATION, INC.

Date:	April 18, 2014	By:	/s/ Michael J. Stephan
Michael J. Stephan Vice President – Corporate Controller

(Duly Authorized Officer and Principal Accounting Officer)